Form 10-Q
period 2015-09-30
Graham Holdings Co
filed 2015-11-05
CIK 104889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2015
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
Shares outstanding at October 30, 2015:
Class A Common Stock – 964,001 Shares
Class B Common Stock – 4,876,353 Shares

GRAHAM HOLDINGS COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30

(in thousands, except per share amounts)	2015	2014	2015	2014
Operating Revenues
Education	$481,687	$543,918	$1,505,914	1,609,036
Advertising	68,898	72,951	205,489	216,653
Other	90,847	86,336	258,344	183,718
	641,432	703,205	1,969,747	2,009,407
Operating Costs and Expenses
Operating	302,029	326,395	922,373	944,066
Selling, general and administrative	285,563	309,583	864,380	862,379
Depreciation of property, plant and equipment	14,460	18,664	62,266	56,295
Amortization of intangible assets	4,512	7,354	13,897	12,972
Impairment of goodwill and other long-lived assets	248,591	—	255,467	—
	855,155	661,996	2,118,383	1,875,712
(Loss) Income from Operations	(213,723)	41,209	(148,636)	133,695
Equity in earnings (losses) of affiliates, net	95	4,613	(662)	100,168
Interest income	481	529	1,363	1,769
Interest expense	(7,830)	(9,298)	(24,679)	(26,610)
Other (expense) income, net	(40,458)	(10,723)	(29,885)	390,664
(Loss) Income from Continuing Operations Before Income Taxes	(261,435)	26,330	(202,499)	599,686
(Benefit) Provision for Income Taxes	(30,500)	16,100	(10,000)	140,300
(Loss) Income from Continuing Operations	(230,935)	10,230	(192,499)	459,386
Income from Discontinued Operations, Net of Tax	379	66,209	42,170	499,208
Net (Loss) Income	(230,556)	76,439	(150,329)	958,594
Net (Income) Loss Attributable to Noncontrolling Interests	(287)	121	(1,495)	839
Net (Loss) Income Attributable to Graham Holdings Company	(230,843)	76,560	(151,824)	959,433
Redeemable Preferred Stock Dividends	—	(209)	(631)	(847)
Net (Loss) Income Attributable to Graham Holdings Company Common Stockholders	$(230,843)	$76,351	$(152,455)	$958,586
Amounts Attributable to Graham Holdings Company Common Stockholders
(Loss) income from continuing operations	$(231,222)	$10,142	$(194,625)	$459,378
Income from discontinued operations, net of tax	379	66,209	42,170	499,208
Net (loss) income attributable to Graham Holdings Company common stockholders	$(230,843)	$76,351	$(152,455)	$958,586
Per Share Information Attributable to Graham Holdings Company Common Stockholders
Basic (loss) income per common share from continuing operations	$(40.32)	$1.73	$(34.18)	$66.77
Basic income per common share from discontinued operations	0.07	11.45	7.99	72.53
Basic net (loss) income per common share	$(40.25)	$13.18	$(26.19)	$139.30
Basic average number of common shares outstanding	5,738	5,671	5,721	6,737
Diluted (loss) income per common share from continuing operations	$(40.32)	$1.73	$(34.18)	$66.52
Diluted income per common share from discontinued operations	0.07	11.39	7.99	72.27
Diluted net (loss) income per common share	$(40.25)	$13.12	$(26.19)	$138.79
Diluted average number of common shares outstanding	5,837	5,757	5,811	6,823

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2015	2014	2015	2014
Net (Loss) Income	$(230,556)	$76,439	$(150,329)	$958,594
Other Comprehensive Loss, Before Tax
Foreign currency translation adjustments:
Translation adjustments arising during the period	(10,548)	(9,777)	(17,387)	(7,111)
Adjustment for sales of businesses with foreign operations	6,026	—	5,501	—
	(4,522)	(9,777)	(11,886)	(7,111)
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) for the period, net	3,836	9,734	(16,497)	46,139
Reclassification adjustment for realization of (gain) loss on exchange, sale or write-down of available-for-sale securities included in net income	—	—	—	(265,274)
	3,836	9,734	(16,497)	(219,135)
Pension and other postretirement plans:
Amortization of net prior service cost (credit) included in net income	68	(101)	207	(305)
Amortization of net actuarial gain included in net income	(5,676)	(7,425)	(4,419)	(22,032)
Curtailment gains included in net income	51	—	51	—
Curtailment and settlement included in distribution to Cable ONE	1,403	—	1,403	—
	(4,154)	(7,526)	(2,758)	(22,337)
Cash flow hedge gain	—	230	179	641
Other Comprehensive Loss, Before Tax	(4,840)	(7,339)	(30,962)	(247,942)
Income tax benefit (expense) related to items of other comprehensive loss	127	(975)	7,632	96,333
Other Comprehensive Loss, Net of Tax	(4,713)	(8,314)	(23,330)	(151,609)
Comprehensive (Loss) Income	(235,269)	68,125	(173,659)	806,985
Comprehensive (income) loss attributable to noncontrolling interests	(287)	121	(1,495)	839
Total Comprehensive (Loss) Income Attributable to Graham Holdings Company	$(235,556)	$68,246	$(175,154)	$807,824

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands)	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$977,991	$772,751
Restricted cash	25,347	24,898
Investments in marketable equity securities and other investments	343,076	226,752
Accounts receivable, net	498,710	571,357
Income taxes receivable	41,035	—
Deferred income taxes	4,595	934
Inventories and contracts in progress	12,206	11,309
Other current assets	53,171	81,462
Current assets held for sale ($1,235 of cash)	—	1,240
Total Current Assets	1,956,131	1,690,703
Property, Plant and Equipment, Net	203,113	860,829
Investments in Affiliates	53,198	19,811
Goodwill, Net	947,356	1,348,710
Indefinite-Lived Intangible Assets, Net	14,645	516,753
Amortized Intangible Assets, Net	81,814	96,947
Prepaid Pension Cost	1,189,181	1,152,488
Deferred Charges and Other Assets	78,891	65,258
Noncurrent Assets Held for Sale	—	820
Total Assets	$4,524,329	$5,752,319

Liabilities and Equity
Current Liabilities
Accounts payable and accrued liabilities	$410,192	$464,342
Income taxes payable	—	128,895
Deferred revenue	334,328	410,146
Dividends declared	6,715	—
Short-term borrowings	3,000	46,375
Redeemable preferred stock	10,510	—
Current liabilities held for sale	—	1,034
Total Current Liabilities	764,745	1,050,792
Postretirement Benefits Other Than Pensions	38,507	37,962
Accrued Compensation and Related Benefits	215,077	244,082
Other Liabilities	73,182	91,789
Deferred Income Taxes	447,158	754,960
Long-Term Debt	399,822	399,545
Total Liabilities	1,938,491	2,579,130
Redeemable Noncontrolling Interest	23,415	21,904
Redeemable Preferred Stock	—	10,510
Preferred Stock	—	—
Common Stockholders’ Equity
Common stock	20,000	20,000
Capital in excess of par value	345,074	303,789
Retained earnings	5,396,508	6,008,506
Accumulated other comprehensive income, net of tax
Cumulative foreign currency translation adjustment	(3,338)	8,548
Unrealized gain on available-for-sale securities	42,232	52,130
Unrealized gain on pensions and other postretirement plans	391,256	392,910
Cash flow hedge	—	(108)
Cost of Class B common stock held in treasury	(3,629,309)	(3,645,476)
Total Common Stockholders’ Equity	2,562,423	3,140,299
Noncontrolling Interests	—	476
Total Equity	2,562,423	3,140,775
Total Liabilities and Equity	$4,524,329	$5,752,319

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30
(in thousands)	2015	2014
Cash Flows from Operating Activities
Net (Loss) Income	$(150,329)	$958,594
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	134,019	159,917
Amortization of intangible assets	13,958	13,847
Goodwill and other long-lived assets impairment charges	255,467	7,774
Net pension benefit	(45,081)	(51,637)
Early retirement program expense	3,734	8,374
Stock-based compensation expense, net	38,423	13,123
Foreign exchange loss	16,191	2,618
Net loss (gain) on sales and disposition of businesses	18,095	(354,612)
Net loss (gain) on disposition or write-downs of marketable equity securities and cost method investments	1,364	(266,173)
Gain on sale of equity affiliate	(4,827)	—
Equity in losses (earnings) of affiliates, net of certain distributions	853	(96,315)
(Benefit) provision for deferred income taxes	(29,152)	8,329
Net loss (gain) on sales or write-downs of property, plant and equipment	1,539	(119,158)
Net gain on sale of intangible assets	—	(75,249)
Change in assets and liabilities:
(Increase) decrease in restricted cash	(449)	45,174
Increase in accounts receivable, net	(20,480)	(12,867)
Increase (decrease) in accounts payable and accrued liabilities	74,112	(46,673)
(Decrease) increase in deferred revenue	(11,880)	70,011
(Decrease) increase in income taxes payable	(159,490)	68,081
(Increase) decrease in other assets and other liabilities, net	(21,061)	15,300
Other	1,101	(1,588)
Net Cash Provided by Operating Activities	116,107	346,870
Cash Flows from Investing Activities
Purchases of marketable equity securities	(135,124)	(57)
Purchases of property, plant and equipment	(120,018)	(172,434)
Investments in equity affiliates and cost method investments	(19,038)	(8,388)
Net proceeds from sales of businesses, property, plant and equipment and other assets	(807)	248,938
Investments in commercial paper	—	(399,758)
Proceeds from maturities of commercial paper	—	349,793
Investments in certain businesses, net of cash acquired	—	(200,793)
Net distribution from equity affiliate	—	93,481
Other	60	(5,040)
Net Cash Used in Investing Activities	(274,927)	(94,258)
Cash Flows from Financing Activities
Issuance of borrowings	550,000	405
Cash distributed to Cable ONE in spin-off	(94,115)	—
Dividends paid	(47,006)	(53,131)
Repayments of borrowings	(41,815)	(1,315)
Proceeds from exercise of stock options	11,308	5,056
Payments of financing costs	(9,944)	—
Common shares repurchased, including the Berkshire Exchange transaction	—	(327,718)
Other	5,334	567
Net Cash Provided by (Used in) Financing Activities	373,762	(376,136)
Effect of Currency Exchange Rate Change	(10,937)	(2,936)
Net Increase (Decrease) in Cash and Cash Equivalents	204,005	(126,460)
Beginning Cash and Cash Equivalents	773,986	569,719
Ending Cash and Cash Equivalents	$977,991	$443,259

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. ORGANIZATION, BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS
Graham Holdings Company (the Company), is a diversified education and media company. The Company’s Kaplan subsidiary provides a wide variety of educational services, both domestically and outside the United States. The Company’s media operations comprise the ownership and operation of five television broadcasting stations. The Company's other business operations include home health and hospice services and manufacturing.
On July 1, 2015, the Company completed the spin-off of its wholly owned subsidiary, Cable One, Inc. (Cable ONE), by way of a distribution of all the issued and outstanding shares of Cable ONE common stock, on a pro rata basis, to the Company's stockholders. The operating results of Cable ONE have been presented in income from discontinued operations, net of tax, for all periods presented.
On September 3, 2015, Kaplan completed the sale of substantially all of the assets of its Kaplan Higher Education (KHE) Campuses business, consisting of 38 nationally accredited ground campuses and certain related assets, to Education Corporation of America (ECA) in exchange for a preferred equity interest in ECA. The loss on the sale of the KHE Campuses business is included in other (expense) income, net, in the Condensed Consolidated Statement of Operations.
Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States of America (GAAP) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (SEC). They include the assets, liabilities, results of operations and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or otherwise controlled by the Company. As permitted under such rules, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the three and nine months ended September 30, 2015 and 2014 may not be indicative of the Company’s future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
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
Revision of Prior Period Amounts – During the preparation of the 2014 financial statements, the Company concluded that its Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2014, that was previously included in the Company's quarterly reports, should be revised to correct the impact of accounts payable and accrued expenses related to capital expenditures. The Company revised its Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2014 to properly eliminate noncash capital expenditures. The result of this correction for the nine months ended September 30, 2014, was an increase in net cash used in investing activities of $10.0 million, with an offsetting increase recorded to net cash provided by operating activities during the same period.
Management has concluded that this error is not material to the previously issued Condensed Consolidated Financial Statements, and, as a result, the Company has revised the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2014. There was no impact on the previously reported total cash and cash equivalents, Condensed Consolidated Balance Sheet or Condensed Consolidated Statement of Operations.
As detailed below, these revisions impacted the following consolidated cash flow items:

	Nine Months Ended September 30, 2014
	As
	Previously		As
(in thousands)	Reported	Revision	Revised
Cash Flows from Operating Activities
Increase (decrease) in Accounts Payable and Accrued Liabilities	$(56,666)	$9,993	$(46,673)
Net Cash Provided by Operating Activities	336,877	9,993	346,870

Cash Flows from Investing Activities
Purchases of Property, Plant and Equipment	$(162,441)	$(9,993)	$(172,434)
Net Cash Used in Investing Activities	(84,265)	(9,993)	(94,258)
Recently Adopted and Issued Accounting Pronouncements – In September 2015, the Financial Accounting Standards Board (FASB) issued new guidance that simplifies the accounting for measurement period adjustments for an acquirer in a business combination. The new guidance requires an acquirer to recognize any adjustments to the provisional purchase accounting in the reporting period the adjustment amounts are determined, by eliminating the requirement to retrospectively account for those adjustments. The guidance requires that the acquirer records, in the financial statements of the same period the adjustment is determined, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change in the provisional amounts. The amount of the change is calculated as if the accounting has been completed at the acquisition date. The guidance is effective for interim and fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company does not expect this guidance to have an impact on its Consolidated Financial Statements.
In May 2014, the FASB issued comprehensive new guidance that supersedes all existing revenue recognition guidance. In August 2015, the FASB issued an amendment to the guidance that defers the effective date by one year. The new guidance requires revenue to be recognized when the Company transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The new guidance also significantly expands the disclosure requirements for revenue recognition. The guidance is effective for interim and fiscal years beginning after December 15, 2017. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016. The standard permits two implementation approaches, one requiring retrospective application of the new guidance with a restatement of prior years and one requiring prospective application of the new guidance with disclosure of results under the old guidance. The Company is in the process of evaluating the impact of this new guidance on its Consolidated Financial Statements and believes such evaluation will extend over several future periods because of the significance of the changes to the Company’s policies and business processes.
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
2. DISCONTINUED OPERATIONS
Cable ONE Spin-Off. On July 1, 2015 (the “Distribution Date”), the Company completed the spin-off of Cable ONE as an independent, publicly traded company. The transaction was structured as a tax-free spin-off of Cable ONE to the stockholders of the Company as one share of Cable ONE common stock was distributed for every share of Class A and Class B common stock of Graham Holdings outstanding on the June 15, 2015, record date. Cable ONE is now an independent public company trading on the New York Stock Exchange under the symbol “CABO”. After the spin, the Company does not beneficially own any shares of Cable ONE common stock.
The results of operations of Cable ONE are included in the Company’s Condensed Consolidated Statements of Operations as Income from Discontinued Operations, Net of Tax, for all periods presented. The Company did not reclassify its Statements of Cash Flows or prior Condensed Consolidated Balance Sheets to reflect the various discontinued operations.
In order to implement the Spin-Off, the Company entered into certain agreements with Cable ONE to give effect to the legal and structural separation and to allocate various assets, liabilities and obligations between the Company and Cable ONE. In addition to executing the Spin-Off in the manner provided in the agreements, in June 2015, Cable ONE distributed $450 million in cash to the Company using the proceeds from their issuance of unsecured notes of $450 million in June 2015.  Also, in connection with the spin-off, the Company modified the terms of 10,830 restricted stock awards in the second quarter of 2015 affecting 21 Cable ONE employees. The modification resulted in the acceleration of the vesting period of 6,324 restricted stock awards and the forfeiture of 4,506 restricted stock awards. The Company recorded incremental stock compensation expense, net of forfeitures, in the second quarter of 2015 amounting to $3.7 million, which is reflected as discontinued operations in the Company’s condensed consolidated financial statements.
The spin-off resulted in a modification of some of the Company’s outstanding restricted stock awards and stock options due to the equity restructuring on July 1, 2015. The holders of restricted stock awards received Cable ONE restricted common stock, on a pro rata basis, as part of the distribution, while the stock options were modified to add an antidilution provision. The modification of the restricted stock awards resulted in an estimated incremental stock compensation expense of $3.0 million that will be recognized over the remaining service periods of the unvested restricted stock awards through the end of 2018. The modification of some of the stock options resulted in an incremental stock compensation expense of $23.5 million, of which $18.8 million related to fully vested stock options was recognized as a one-time expense in the third quarter of 2015, with the remaining $4.7 million to be recognized over the remaining service periods of the unvested stock options through the end of 2018. The $18.8 million expense is included in the Company's corporate office segment results and in selling, general and administrative in the Condensed Consolidated Statements of Operations.
As a result of the spin-off, Cable ONE assumed the liability related to their employees participating in the Company’s SERP, and the Company eliminated the accrual of pension benefits for all Cable ONE employees related to their future service. As a result, the Company remeasured the accumulated and projected benefit obligation of the pension and SERP as of July 1, 2015. A pension curtailment gain of $2.2 million was recorded in the third quarter of 2015 in discontinued operations, net of tax.
On July 1, 2015, the Company divested the following assets and liabilities which net to $406.5 million, or $312.3 million net of cash retained by Cable ONE on the Distribution Date:

As of
(in thousands)	July 1, 2015
Cash and cash equivalents	$94,115
Accounts receivable, net	29,778
Other current assets	14,182
Total current assets	138,075
Property, plant and equipments, net	612,812
Goodwill, net	85,488
Indefinite-lived intangible assets, net	496,321
Amortized intangible assets, net	510
Deferred charges and other assets	22,541
Total Assets	$1,355,747

Accounts payable and accrued liabilities	$70,920
Income taxes payable	2,962
Deferred revenue	21,883
Short-term borrowings	2,500
Total current liabilities	98,265
Accrued compensation and related benefits	24,227
Other liabilities	57
Deferred income taxes	279,245
Long-term debt	547,500
Total Liabilities	$949,294

Net assets divested in the Spin-Off	$406,453
Cash flows from Cable ONE for the three and nine months ended September 30, 2015 and 2014 are combined with the cash flows from operations within each of the categories presented. Cash flows from Cable ONE are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2015	2014	2015	2014
Net Cash (Used in) Provided by Operating Activities	$(4,468)	$59,863	$111,665	$187,153
Net Cash Provided by (Used in) Investing Activities	—	51,283	(74,416)	(35,705)

Spin-Off Costs: One-time Spin-Off transaction and financing and related costs of $7.4 million and $3.5 million in 2015 and 2014, respectively, are included in discontinued operations, net of tax.
Other Discontinued Operations: In the third quarter of 2014, Kaplan completed the sale of three of its schools in China that were previously included as part of Kaplan International that resulted in a pre-tax loss of $4.4 million. An additional school in China was sold by Kaplan in January of 2015 that resulted in a pre-tax loss of $0.7 million.
On June 30, 2014, the Company and Berkshire Hathaway Inc. completed a transaction, as described in Note 4, in which Berkshire acquired a wholly-owned subsidiary of the Company that included, among other things, WPLG, a Miami-based television station; a $375.0 million gain from the WPLG sale was recorded in the second quarter of 2014.
The results of operations of the schools in China and WPLG are included in the Company’s Condensed Consolidated Statements of Operations as Income (Loss) from Discontinued Operations, Net of Tax, for all periods presented. The Company did not reclassify its Statements of Cash Flows or prior Condensed Consolidated Balance Sheets to reflect the various discontinued operations.In the first quarter of 2014, an after-tax adjustment of $3.0 million was made to reduce the $100.0 million after-tax gain on the sale of the Publishing Subsidiaries previously reported in the fourth quarter of 2013, as a result of changes in estimates related to liabilities retained as part of the sale.
The summarized income (loss) from discontinued operations, net of tax, is presented below:

	Three Months Ended September 30		Nine Months Ended September 30

(in thousands)	2015	2014	2015	2014
Operating revenues	$—	$196,960	$397,404	$647,128
Operating costs and expenses	1,662	(157,819)	(325,379)	(511,981)
Operating income	1,662	39,141	72,025	135,147
Non-operating income (expense)	—	75,217	(1,288)	75,153
Income from discontinued operations	1,662	114,358	70,737	210,300
Provision for income taxes	1,283	42,331	27,783	77,271
Net Income from Discontinued Operations	379	72,027	42,954	133,029
(Loss) gain on sales of discontinued operations	—	(4,352)	(732)	349,875
Expense (benefit) from income taxes on sales of discontinued operations	—	1,466	52	(16,304)
Income from Discontinued Operations, Net of Tax	$379	$66,209	$42,170	$499,208

The following table summarizes the 2015 quarterly operating results of the Company following the reclassification of the operations discussed above as discontinued operations:

	March 31,	June 30,
(in thousands, except per share amounts)	2015	2015
Operating Revenues
Education	$500,602	$523,625
Advertising	66,454	70,137
Other	80,369	87,128
	647,425	680,890
Operating Costs and Expenses
Operating	309,223	311,121
Selling, general and administrative	302,405	276,412
Depreciation of property, plant and equipment	22,197	25,609
Amortization of intangible assets	4,738	4,647
Impairment of long-lived assets	—	6,876
	638,563	624,665
Income from Operations	8,862	56,225
Equity in losses of affiliates, net	(404)	(353)
Interest income	559	323
Interest expense	(8,501)	(8,348)
Other (expense) income, net	(1,105)	11,678
(Loss) Income from Continuing Operations before Income Taxes	(589)	59,525
Provision for Income Taxes	900	19,600
(Loss) Income from Continuing Operations	(1,489)	39,925
Income from Discontinued Operations, Net of Tax	23,289	18,502
Net Income	21,800	58,427
Net Income Attributable to Noncontrolling Interests	(774)	(434)
Net Income Attributable to Graham Holdings Company	21,026	57,993
Redeemable Preferred Stock Dividends	(420)	(211)
Net Income Attributable to Graham Holdings Company Common Stockholders	$20,606	$57,782
Amounts Attributable to Graham Holdings Company Common Stockholders
(Loss) income from continuing operations	$(2,683)	$39,280
Income from discontinued operations, net of tax	23,289	18,502
Net income attributable to Graham Holdings Company common stockholders	$20,606	$57,782
Per Share Information Attributable to Graham Holdings Company Common Stockholders
Basic (loss) income per common share from continuing operations	$(0.58)	$6.74
Basic income per common share from discontinued operations	4.09	3.18
Basic net income per common share	$3.51	$9.92
Diluted (loss) income per common share from continuing operations	$(0.58)	$6.71
Diluted income per common share from discontinued operations	4.06	3.16
Diluted net income per common share	$3.48	$9.87

The following table summarizes the 2014 quarterly operating results of the Company following the reclassification of the operations discussed above as discontinued operations:

	March 31,	June 30,	September 30,	December 31,
(in thousands, except per share amounts)	2014	2014	2014	2014
Operating Revenues
Education	$522,154	$542,964	$543,918	$551,381
Advertising	70,115	73,587	72,951	91,561
Other	40,351	57,031	86,336	84,683
	632,620	673,582	703,205	727,625
Operating Costs and Expenses
Operating	296,507	321,163	326,395	317,687
Selling, general and administrative	276,294	276,502	309,583	269,779
Depreciation of property, plant and equipment	19,430	18,201	18,664	18,618
Amortization of intangible assets	2,682	2,936	7,354	5,215
Impairment of intangible and other long-lived assets	—	—	—	17,302
	594,913	618,802	661,996	628,601
Income from Operations	37,707	54,780	41,209	99,024
Equity in earnings of affiliates, net	4,052	91,503	4,613	202
Interest income	599	641	529	367
Interest expense	(8,788)	(8,525)	(9,298)	(8,922)
Other (expense) income, net	133,273	268,114	(10,723)	387,346
Income from Continuing Operations before Income Taxes	166,843	406,513	26,330	478,017
Provision for Income Taxes	62,300	61,900	16,100	172,000
Income from Continuing Operations	104,543	344,613	10,230	306,017
Income from Discontinued Operations, Net of Tax	27,762	405,237	66,209	28,649
Net Income	132,305	749,850	76,439	334,666
Net Loss (Income) Attributable to Noncontrolling Interests	219	499	121	(256)
Net Income Attributable to Graham Holdings Company	132,524	750,349	76,560	334,410
Redeemable Preferred Stock Dividends	(426)	(212)	(209)	—
Net Income Attributable to Graham Holdings Company Common Stockholders	$132,098	$750,137	$76,351	$334,410
Amounts Attributable to Graham Holdings Company Common Stockholders
Income from continuing operations	$104,336	$344,900	$10,142	$305,761
Income from discontinued operations, net of tax	27,762	405,237	66,209	28,649
Net income attributable to Graham Holdings Company common stockholders	$132,098	$750,137	$76,351	$334,410
Per Share Information Attributable to Graham Holdings Company Common Stockholders
Basic income per common share from continuing operations	$14.10	$46.35	$1.73	$52.76
Basic income per common share from discontinued operations	3.75	54.45	11.45	4.95
Basic net income per common share	$17.85	$100.80	$13.18	$57.71
Diluted income per common share from continuing operations	$14.05	$46.20	$1.73	$52.48
Diluted income per common share from discontinued operations	3.74	54.28	11.39	4.93
Diluted net income per common share	$17.79	$100.48	$13.12	$57.41

The following table summarizes the annual operating results of the Company following the reclassification of operations discussed above as discontinued operations:

(in thousands, except per share amounts)	2014	2013
Operating Revenues
Education	$2,160,417	$2,163,734
Advertising	308,214	275,024
Other	268,401	161,844
	2,737,032	2,600,602
Operating Costs and Expenses
Operating	1,261,753	1,210,863
Selling, general and administrative	1,132,157	1,123,965
Depreciation of property, plant and equipment	74,913	101,171
Amortization of intangible assets	18,187	11,919
Impairment of intangible and other long-lived assets	17,302	3,250
	2,504,312	2,451,168
Income from Operations	232,720	149,434
Equity in earnings of affiliates, net	100,370	13,215
Interest income	2,136	2,264
Interest expense	(35,533)	(35,931)
Other income (expense), net	778,010	(23,751)
Income from Continuing Operations before Income Taxes	1,077,703	105,231
Provision for Income Taxes	312,300	40,500
Income from Continuing Operations	765,403	64,731
Income from Discontinued Operations, Net of Tax	527,857	172,614
Net Income	1,293,260	237,345
Net Loss (Income) Attributable to Noncontrolling Interests	583	(480)
Net Income Attributable to Graham Holdings Company	1,293,843	236,865
Redeemable Preferred Stock Dividends	(847)	(855)
Net Income Attributable to Graham Holdings Company Common Stockholders	$1,292,996	$236,010
Amounts Attributable to Graham Holdings Company Common Stockholders
Income from continuing operations	$765,139	$63,396
Income from discontinued operations, net of tax	527,857	172,614
Net income attributable to Graham Holdings Company common stockholders	$1,292,996	$236,010
Per Share Information Attributable to Graham Holdings Company Common Stockholders
Basic income per common share from continuing operations	$115.88	$8.62
Basic income per common share from discontinued operations	79.93	23.48
Basic net income per common share	$195.81	$32.10
Diluted income per common share from continuing operations	$115.40	$8.61
Diluted income per common share from discontinued operations	79.63	23.44
Diluted net income per common share	$195.03	$32.05
3. INVESTMENTS
As of September 30, 2015 and December 31, 2014, the Company had commercial paper and money market investments of $804.7 million and $594.3 million, respectively, that are classified as cash, cash equivalents and restricted cash in the Company's Condensed Consolidated Balance Sheets.
Investments in marketable equity securities comprised the following:

	As of
	September 30, 2015	December 31, 2014
(in thousands)
Total cost	$242,505	$106,909
Gross unrealized gains	74,263	86,884
Gross unrealized losses	(3,876)	—
Total Fair Value	$312,892	$193,793
The Company invested $135.6 million in marketable equity securities during the first nine months of 2015. There were no new investments in marketable equity securities during the first nine months of 2014. There were no sales of marketable equity securities in the first nine months of 2015. In the first quarter of 2014, the Company recorded a $0.5 million write-down of the Company's investment in Corinthian Colleges, Inc., a publicly traded company. In the second quarter of 2014, the Company sold its remaining investment in Corinthian Colleges, Inc. During the first nine months of 2014, the proceeds from sales of these marketable securities were $5.8 million and net realized losses were $2.6 million.
On June 30, 2014, the Company completed a transaction with Berkshire Hathaway, as described in Note 4, that included the exchange of 2,107 Class A Berkshire shares and 1,278 Class B Berkshire shares owned by the Company; a $266.7 million gain was recorded.
In the second quarter of 2015, the Company acquired an approximate 20% in HomeHero, a company that created and manages an online senior home care marketplace, which is accounted for as an investment in affiliate. As of September 30, 2015, the Company also held a 40% interest in Residential Home Health Illinois, a 42.5% interest in Residential Hospice Illinois, a 40% interest in the joint venture formed between Celtic Healthcare and Allegheny Health Network (AHN) and interests in several other affiliates (see Note 4).
On April 1, 2014, the Company received a gross cash distribution of $95.0 million from Classified Ventures' sale of apartments.com. In connection with this sale, the Company recorded a pre-tax gain of $90.9 million in the second quarter of 2014.
4. ACQUISITIONS, DISPOSITIONS, EXCHANGES AND OTHER
Acquisitions.  In the first nine months of 2015, the Company did not make any acquisitions. In the first nine months of 2014, the Company acquired seven businesses totaling $204.9 million, comprised of four businesses in other businesses, two businesses in Kaplan Test Prep, and one business in Kaplan Higher Ed. The purchase price allocation mostly comprised goodwill, other intangible assets, and other current assets.
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
Dispositions. On July 1, 2015, the Company completed the spin-off of Cable ONE, by way of a distribution of all the issued and outstanding shares of Cable ONE common stock, on a pro rata basis, to the Company's stockholders (see Note 2).
On September 3, 2015, Kaplan completed the sale of substantially all of the assets of its KHE Campuses business, consisting of 38 nationally accredited ground campuses and certain related assets, in exchange for a preferred equity interest in Education Corporation of America (ECA). KHE Campuses schools that have been closed or are in the process of closing are not included in the sale transaction. In connection with the sale agreement, if required by the ED in connection with its post-closing review of the transaction, Kaplan will provide a letter of credit or other credit support with the ED of up to approximately $45 million; any such letter of credit or other credit support could be drawn by the ED in the event that ECA defaults on its obligations to students. If issued, such letter of credit or other credit support would have a term of two years, after which Kaplan would have no further obligations.
The revenue and operating losses related to schools that are being sold as part of the ECA transaction are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2015	2014	2015	2014
Revenue	$43,121	$66,314	$167,244	$202,577
Operating loss	629	(2,474)	(6,672)	(9,981)
In the second quarter of 2015, Kaplan recorded a $6.9 million long-lived assets impairment charge in connection with the KHE Campuses business.
In the third quarter of 2015, Kaplan sold Franklyn Scholar, which was part of Kaplan International. In the second quarter of 2015, the Company sold The Root, a component of Slate, and Kaplan sold two small businesses, Structuralia, which was part of Kaplan International, and Fire and EMS Training, which was part of Kaplan Higher Education. As a result of these sales, the Company reported gains (losses) in other non-operating (expense) income (see Note 10). In the third quarter of 2014, Kaplan completed the sale of three of its schools in China that were previously included as part of Kaplan International. In January 2015, Kaplan completed the sale of an additional school in China.

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
Other. In January 2015, Celtic and Allegheny Health Network closed on the formation of a joint venture to combine each other’s home health and hospice assets in the western Pennsylvania region. Although Celtic manages the operations of the joint venture, Celtic holds a 40% interest in the joint venture, so the operating results of the joint venture are not consolidated and the pro rata operating results are included in the Company’s equity in earnings of affiliates. Celtic’s revenues from the western Pennsylvania region that are now part of the joint venture made up 29% of total Celtic revenues in 2014.
The Company’s income from continuing operations excludes Cable ONE, the sold Kaplan China schools and WPLG, which have been reclassified to discontinued operations, net of tax (see Note 2).
5. GOODWILL AND OTHER INTANGIBLE ASSETS
As a result of continued declines in student enrollments at KHE and the challenging industry operating environment, the Company performed an interim impairment review of its goodwill and long-lived assets at the KHE reporting unit. Due to the complexity and effort required to estimate the fair value of the KHE reporting unit in step one of the impairment test and the fair value of the assets and liabilities of the KHE reporting unit in the step two analysis, the Company derived the fair value estimates based on preliminary assumptions and analysis that are subject to change. The KHE reporting unit failed the preliminary step one goodwill test. As a result of the preliminary step two analysis, the Company recorded an estimated $248.6 million goodwill impairment charge. The Company estimated the fair value of the KHE reporting unit utilizing a discounted cash flow model, supported by a market approach. A substantial portion of the estimated impairment charge is due to the amount of unrecognized intangible assets identified in the preliminary step two analysis. Any adjustment to the estimated impairment charge will be recorded in the fourth quarter of 2015.
In the second quarter of 2014, as a result of regulatory changes impacting Kaplan's operations in China, Kaplan recorded an intangible asset impairment charge of $7.8 million, reported in discontinued operations. The Company estimated the fair value of the student and customer relationships using an income approach.
Amortization of intangible assets for the three months ended September 30, 2015 and 2014 was $4.5 million and $7.4 million, respectively. Amortization of intangible assets for the nine months ended September 30, 2015 and 2014 was $13.9 million and $13.0 million, respectively. Amortization of intangible assets is estimated to be approximately $4 million for the remainder of 2015, $17 million in 2016, $14 million in 2017, $13 million in 2018, $12 million in 2019 and $22 million thereafter.
In July 2014, the cable division sold wireless spectrum licenses that were purchased in 2006; a pre-tax non-operating gain of $75.2 million was recorded in the third quarter of 2014 in connection with these sales. As a result of the Cable spin-off, this amount is now recorded in discontinued operations.
The changes in the carrying amount of goodwill, by segment, were as follows:

(in thousands)	Education	Cable	Television Broadcasting	Other Businesses	Total
Balance as of December 31, 2014
Goodwill	$1,057,226	$85,488	$168,345	$145,992	$1,457,051
Accumulated impairment losses	(102,259)	—	—	(6,082)	(108,341)
	954,967	85,488	168,345	139,910	1,348,710
Measurement period adjustment	—	—	—	4,570	4,570
Impairment	(248,591)	—	—	—	(248,591)
Dispositions	(33,502)	(85,488)	—	(7,819)	(126,809)
Foreign currency exchange rate changes	(30,524)	—	—	—	(30,524)
Balance as of September 30, 2015
Goodwill	993,200	—	168,345	142,743	1,304,288
Accumulated impairment losses	(350,850)	—	—	(6,082)	(356,932)
	$642,350	$—	$168,345	$136,661	$947,356
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

The changes in carrying amount of goodwill at the Company’s education division were as follows:

(in thousands)	Higher Education	Test Preparation	Kaplan International	Total
Balance as of December 31, 2014
Goodwill	$409,884	$166,098	$481,244	$1,057,226
Accumulated impairment losses	—	(102,259)	—	(102,259)
	409,884	63,839	481,244	954,967
Impairment	(248,591)	—	—	(248,591)
Dispositions	(28,738)	—	(4,764)	(33,502)
Foreign currency exchange rate changes	(280)	—	(30,244)	(30,524)
Balance as of September 30, 2015
Goodwill	380,866	166,098	446,236	993,200
Accumulated impairment losses	(248,591)	(102,259)	—	(350,850)
	$132,275	$63,839	$446,236	$642,350
Other intangible assets consist of the following:

		As of September 30, 2015			As of December 31, 2014
(in thousands)	Useful Life Range	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Noncompete agreements	2–5 years	$1,681	$1,232	$449	$2,500	$1,590	$910
Student and customer relationships	2–10 years	86,839	37,528	49,311	104,685	47,539	57,146
Databases and technology	3–5 years	10,518	9,367	1,151	10,501	8,827	1,674
Trade names and trademarks	2–10 years	53,140	22,709	30,431	55,452	19,724	35,728
Other	1–6 years (1)	2,184	1,712	472	8,969	7,480	1,489
		$154,362	$72,548	$81,814	$182,107	$85,160	$96,947
Indefinite-Lived Intangible Assets
Franchise agreements		$—			$496,321
Licensure and accreditation		994			6,781
Other		13,651			13,651
		$14,645			$516,753
____________

(1)	The Company’s other amortized intangible assets maximum useful life was 25 years as of December 31, 2014.
6. DEBT
The Company’s borrowings consist of the following:

	As of
	September 30, 2015	December 31, 2014
(in thousands)
7.25% unsecured notes due February 1, 2019	$398,619	$398,308
AUD Revolving credit borrowing	—	40,927
Other indebtedness	4,203	6,685
Total Debt	402,822	445,920
Less: current portion	(3,000)	(46,375)
Total Long-Term Debt	$399,822	$399,545
The Company’s other indebtedness at September 30, 2015 is at an interest rate of 6% and matures from 2015 to 2017. The Company’s other indebtedness at December 31, 2014 is at interest rates from 0% to 6% and matures from 2015 to 2017.
On June 30, 2015, the Company's debt included $550 million related to Cable ONE. With the Cable ONE spin-off effective on July 1, 2015, the Cable ONE debt is no longer an obligation of the Company.
On June 17, 2015, the Company terminated its U.S. $450 million, AUD 50 million four-year revolving credit facility dated June 17, 2011. No borrowings were outstanding under the 2011 Credit Agreement at the time of termination. On June 29, 2015, the Company entered into a credit agreement (the Credit Agreement) providing for a new U.S. $200 million five-year revolving credit facility (the Facility) with each of the lenders party thereto, Wells Fargo Bank, National Association as Administrative Agent (Wells Fargo), JPMorgan Chase Bank, N.A., as Syndication Agent, and HSBC Bank USA, National Association, as Documentation Agent (the Credit Agreement). The Company is required to pay a commitment fee on a quarterly basis, based on the Company's leverage ratio, of between 0.15% and 0.25% of the amount of the Facility. Any borrowings are made on an unsecured basis and bear interest at the

Company’s option, either at (a) a fluctuating interest rate equal to the highest of Wells Fargo’s prime rate, 0.50 percent above the Federal funds rate or the one-month Eurodollar rate plus 1%, or (b) the Eurodollar rate for the applicable interest period as defined in the Credit Agreement which is generally a periodic rate equal to LIBOR, in each case plus an applicable margin that depends on the Company’s consolidated debt to consolidated adjusted EBITDA (as determined pursuant to the Credit Agreement, “leverage ratio”). The Company may draw on the Facility for general corporate purposes. The Facility will expire on July 1, 2020, unless the Company and the banks agree to extend the term. Any outstanding borrowings must be repaid on or prior to the final termination date. The Credit Agreement contains terms and conditions, including remedies in the event of a default by the Company, typical of facilities of this type and requires the Company to maintain a leverage ratio of not greater than 3.5 to 1.0 and a consolidated interest coverage ratio of at least 3.5 to 1.0 based upon the ratio of consolidated adjusted EBITDA to consolidated interest expense as determined pursuant to the Credit Agreement. As of September 30, 2015, the Company is in compliance with all financial covenants.
On March 9, 2015, the Company repaid the AUD 50 million borrowed under its revolving credit facility. On the same day, the AUD 50 million interest rate swap agreements matured.
During the three months ended September 30, 2015 and 2014, the Company had average borrowings outstanding of approximately $404.2 million and $450.9 million, respectively, at average annual interest rates of approximately 7.2% and 7.0%, respectively. During the three months ended September 30, 2015 and 2014, the Company incurred net interest expense of $7.3 million and $8.8 million, respectively.
During the nine months ended September 30, 2015 and 2014, the Company had average borrowings outstanding of approximately $436.3 million and $451.4 million, respectively, at average annual interest rates of approximately 7.0%. During the nine months ended September 30, 2015 and 2014, the Company incurred net interest expense of $23.3 million and $24.8 million, respectively.
At September 30, 2015, the fair value of the Company’s 7.25% unsecured notes, based on quoted market prices, totaled $422.0 million, compared with the carrying amount of $398.6 million. At December 31, 2014, the fair value of the Company’s 7.25% unsecured notes, based on quoted market prices, totaled $450.3 million, compared with the carrying amount of $398.3 million. The carrying value of the Company’s other unsecured debt at September 30, 2015 approximates fair value.
7. FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	As of September 30, 2015
(in thousands)	Level 1	Level 2	Total
Assets
Money market investments (1)	$—	$554,913	$554,913
Commercial paper (2)	249,827	—	249,827
Marketable equity securities (3)	312,892	—	312,892
Other current investments (4)	16,031	14,153	30,184
Total Financial Assets	$578,750	$569,066	$1,147,816
Liabilities
Deferred compensation plan liabilities (5)	$—	$48,765	$48,765
____________

(1)	The Company’s money market investments are included in cash, cash equivalents and restricted cash.

(2)	The Company's commercial paper investments with original maturities of 90 days or less are included in cash and cash equivalents.

(3)	The Company’s investments in marketable equity securities are classified as available-for-sale.

(4)	Includes U.S. Government Securities, corporate bonds, mutual funds and time deposits.

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

	As of December 31, 2014
(in thousands)	Level 1	Level 2	Total
Assets
Money market investments (1)	$—	$368,131	$368,131
Commercial paper (2)	226,197	—	226,197
Marketable equity securities (3)	193,793	—	193,793
Other current investments (4)	11,788	21,171	32,959
Total Financial Assets	$431,778	$389,302	$821,080
Liabilities
Deferred compensation plan liabilities (5)	$—	$70,661	$70,661
Interest rate swap (6)	—	179	179
Total Financial Liabilities	$—	$70,840	$70,840
____________

(1)	The Company’s money market investments are included in cash, cash equivalents and restricted cash.

(2)	The Company's commercial paper investments with original maturities of 90 days or less are included in cash and cash equivalents.

(3)	The Company’s investments in marketable equity securities are classified as available-for-sale.

(4)	Includes U.S. Government Securities, corporate bonds, mutual funds and time deposits.

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

In the third quarter of 2015, the Company recorded an estimated preliminary goodwill impairment charge of $248.6 million. In the second quarter of 2015, the Company recorded a long-lived asset impairment charge of $6.9 million. In the second quarter of 2014, the Company recorded an intangible asset impairment charge of $7.8 million, reported in discontinued operations (see Note 5). The remeasurements of the goodwill and other long-lived assets are classified as Level 3 fair value assessments due to the significance of unobservable inputs developed in the determination of the fair values. The Company used a discounted cash flow model to determine the estimated fair value of the reporting unit. A market value approach was also utilized to supplement the discounted cash flow model. The Company made estimates and assumptions regarding future cash flows, discount rates, long-term growth rates and market values to determine the reporting unit’s estimated fair value.
8. STOCKHOLDERS' EQUITY
Stock Awards. As a result of the Cable ONE spin-off, the number of Class B common stock authorized for issuance under the 2012 Incentive Compensation Plan (the 2012 Plan) was increased from 500,000 shares to 772,588 shares. The individual award limits under the 2012 Plan was also increased from 50,000 shares to 77,258 shares per calendar year.
Redeemable Preferred Stock. In the third quarter of 2015, the Company notified the holders of the Series A preferred stock of its intention to redeem the shares. On October 1, 2015, the Company redeemed the remaining 10,510 Series A preferred stock, with a par value of $1.00 per share and a liquidation preference of $1,000 per share, for $10.5 million. The Company reclassified the Series A preferred stock to current liabilities in the third quarter of 2015.
(Loss) Earnings Per Share. On June 30, 2014, the Company acquired 1,620,190 of its Class B common stock owned by Berkshire Hathaway, as described in Note 4.
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

The following reflects the Company's income from continuing operations and share data used in the basic and diluted (loss) earnings per share computations using the two-class method:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands, except per share amounts)	2015	2014	2015	2014
Numerator:
Numerator for basic (loss) earnings per share:
(Loss) income from continuing operations attributable to Graham Holdings Company common stockholders	$(231,222)	$10,142	$(194,625)	$459,378
Less: Dividends-common stock outstanding and unvested restricted shares	(6,736)	(14,773)	(53,090)	(67,267)
Undistributed (loss) earnings	(237,958)	(4,631)	(247,715)	392,111
Percent allocated to common stockholders(1)	100.00%	100.00%	100.00%	97.89%
	(237,958)	(4,631)	(247,715)	383,842
Add: Dividends-common stock outstanding	6,621	14,462	52,180	66,021
Numerator for basic (loss) earnings per share	$(231,337)	$9,831	$(195,535)	$449,863
Add: Additional undistributed earnings due to dilutive stock options	—	—	—	36
Numerator for diluted (loss) earnings per share	$(231,337)	$9,831	$(195,535)	$449,899
Denominator:
Denominator for basic (loss) earnings per share:
Weighted average shares outstanding	5,738	5,671	5,721	6,737
Add: Effect of dilutive stock options	—	25	—	25
Denominator for diluted (loss) earnings per share	5,738	5,696	5,721	6,762
Graham Holdings Company Common Stockholders:
Basic (loss) earnings per share from continuing operations	$(40.32)	$1.73	$(34.18)	$66.77
Diluted (loss) earnings per share from continuing operations	$(40.32)	$1.73	$(34.18)	$66.52
____________

(1)
Percent of undistributed losses allocated to common stockholders is 100% in the third quarter of 2015 and 2014 and first nine months of 2015 as participating securities are not contractually obligated to share in losses.

Diluted (loss) earnings per share excludes the following weighted average potential common shares, as the effect would be antidilutive, as computed under the treasury stock method:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2015	2014	2015	2014
Weighted average restricted stock	50	61	53	61
Weighted average stock options	49	—	37	—
The diluted loss per share amounts for the three and nine months ended September 30, 2015 exclude the effects of 77,258 stock options outstanding as their inclusion would have been antidilutive. The diluted earnings per share amounts for the three and nine months ended September 30, 2014 exclude the effects of 5,000 stock options outstanding as their inclusion would have been antidilutive. The diluted loss per share amounts for the three and nine months ended September 30, 2015 exclude the effects of 5,050 restricted stock awards as their inclusion would have been antidilutive. The diluted earnings per share amounts for the three and nine months ended September 30, 2014 exclude the effects of 6,075 restricted stock awards, as their inclusion would have been antidilutive.
In the three and nine months ended September 30, 2015 the Company declared regular dividends totaling $1.15 and $9.10, respectively. In the three and nine months ended September 30, 2014, the Company declared regular dividends totaling $2.55 and $10.20, respectively.
9. PENSION AND POSTRETIREMENT PLANS
Cable ONE Spin-Off. On July 1, 2015, as part of the spin-off, Cable ONE assumed the liability related to their employees participating in the Company's Supplemental Executive Retirement Plan (SERP). The Company also eliminated the accrual of pension benefits for all Cable ONE employees related to their future service. As a result of the spin-off of Cable ONE, the Company remeasured the accumulated and projected benefit obligation of the pension plan and SERP as of July 1, 2015, and recorded curtailment and settlement gains. The new measurement basis was used for the recognition of the SERP cost recorded in the third quarter of 2015 and the pension benefit recorded for the first two months of the third quarter of 2015. The curtailment gain on the spin-off of Cable ONE is included in (loss) income from discontinued operations, net of tax. The settlement gain on the spin-off of Cable ONE is included in the SERP liability distributed to Cable ONE (see Note 2).

KHE Campuses Sale. On September 3, 2015, the Company eliminated the accrual of pension benefits for almost all of the KHE Campus employees related to their future service. As a result, the Company remeasured the accumulated and projected benefit obligation of the pension plan as of September 3, 2015, and the Company recorded a curtailment gain in the third quarter of 2015. The new measurement basis was used for the recognition of the Company's pension benefit beginning in September 2015. The curtailment gain on the sale of the KHE Campuses is included in the loss on the sale of the KHE Campuses and reported in Other (expense) income, net on the Condensed Consolidated Statement of Operations.
Defined Benefit Plans. The total benefit arising from the Company’s defined benefit pension plans, including a portion included in discontinued operations, consists of the following components:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2015	2014	2015	2014
Service cost	$6,090	$6,976	$20,593	$21,489
Interest cost	13,516	12,894	39,077	38,870
Expected return on assets	(33,673)	(29,877)	(96,771)	(90,644)
Amortization of prior service cost	79	83	241	247
Recognized actuarial gain	(6,057)	(7,280)	(6,057)	(21,599)
Net Periodic Benefit	(20,045)	(17,204)	(42,917)	(51,637)
Curtailment gains	(3,267)	—	(3,267)	—
Early retirement programs and special separation benefit expense	3,734	3,884	3,734	8,374
Total Benefit	$(19,578)	$(13,320)	$(42,450)	$(43,263)
For the three and nine months ended September 30, 2015, the net periodic benefit for the Company's pension plans, as reported above, includes benefits of $0.1 million and costs of $1.9 million, respectively, reported in discontinued operations. For the three and nine months ended September 30, 2014, the net periodic benefit for the Company's pension plans, as reported above, includes costs of $0.9 million and $2.8 million, respectively, reported in discontinued operations. The curtailment gain of $2.2 million related to the Cable spin-off is also included in discontinued operations for the three and nine months ended September 30, 2015. The curtailment gain of $1.1 million related to the sale of the KHE Campuses business is included in Other (expense) income, net.
In the third quarter of 2015, the Company recorded $3.7 million related to a Separation Incentive Program for certain Kaplan employees, which is being funded from the assets of the Company's pension plan. In the first quarter of 2014, the Company recorded $4.5 million related to a Separation Incentive Program for certain Corporate employees, which is being funded from the assets of the Company's pension plan. In the third quarter of 2014, the Company recorded $3.9 million related to a Voluntary Retirement Incentive Program (VRIP) for certain Corporate employees, which is being funded from the assets of the Company's pension plan.
The total cost arising from the Company’s Supplemental Executive Retirement Plan (SERP), including a portion included in discontinued operations, consists of the following components:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2015	2014	2015	2014
Service cost	$464	$373	$1,482	$1,119
Interest cost	1,140	1,086	3,410	3,257
Amortization of prior service cost	115	12	343	35
Recognized actuarial loss	630	374	2,385	1,124
Net Periodic Cost	2,349	1,845	7,620	5,535
Special separation benefit expense	—	2,422	—	2,422
Total Cost	$2,349	$4,267	$7,620	$7,957
For the nine months ended September 30, 2015, the net periodic cost for the Company's SERP, as reported above, includes costs of $0.2 million reported in discontinued operations. For the three and nine months ended September 30, 2014, the net periodic cost for the Company's SERP, as reported above, includes costs of $0.1 million and $0.4 million, respectively, reported in discontinued operations.

Defined Benefit Plan Assets. The Company’s defined benefit pension obligations are funded by a portfolio made up of a relatively small number of stocks and high-quality fixed-income securities that are held by a third-party trustee. The assets of the Company’s pension plan were allocated as follows:

	As of
	September 30, 2015	December 31, 2014

U.S. equities	54%	59%
U.S. fixed income	13%	13%
International equities	33%	28%
	100%	100%
Essentially all of the assets are actively managed by two investment companies. The goal of the investment managers is to produce moderate long-term growth in the value of these assets, while protecting them against large decreases in value. Both of these managers may invest in a combination of equity and fixed-income securities and cash. The managers are not permitted to invest in securities of the Company or in alternative investments. The investment managers cannot invest more than 20% of the assets at the time of purchase in the stock of Berkshire Hathaway or more than 10% of the assets in the securities of any other single issuer, except for obligations of the U.S. Government, without receiving prior approval by the Plan administrator. As of September 30, 2015, the managers can invest no more than 24% of the assets in specified international exchanges, at the time the investment is made, and no less than 10% of the assets could be invested in fixed-income securities. None of the assets is managed internally by the Company.
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
The Company evaluated its defined benefit pension plan asset portfolio for the existence of significant concentrations (defined as greater than 10% of plan assets) of credit risk as of September 30, 2015. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country and individual fund. At September 30, 2015, the pension plan held common stock in one investment that exceeded 10% of total plan assets, valued at $580.6 million, or 24% of total plan assets. At December 31, 2014, the pension plan held common stock in two investments that exceeded 10% of total plan assets, valued at $730.6 million, or 30% of total plan assets. At September 30, 2015 and December 31, 2014, the pension plan held investments in one foreign country that exceeded 10% of total plan assets. These investments were valued at $582.0 million and $468.0 million at September 30, 2015 and December 31, 2014, respectively, or approximately 24% and 19%, respectively, of total plan assets.
Other Postretirement Plans. The total cost arising from the Company’s other postretirement plans consists of the following components:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2015	2014	2015	2014
Service cost	$333	$375	$999	$1,125
Interest cost	325	362	974	1,086
Amortization of prior service credit	(126)	(196)	(377)	(587)
Recognized actuarial gain	(249)	(519)	(747)	(1,557)
Net Periodic Cost	$283	$22	$849	$67

10. OTHER NON-OPERATING (EXPENSE) INCOME
A summary of non-operating (expense) income is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2015	2014	2015	2014
Net losses on sales of businesses	$(26,253)	$—	$(23,335)	$—
Foreign currency loss, net	(12,972)	(10,564)	(16,191)	(2,618)
Gain on formation of joint venture	—	—	5,972	—
Additional gain on sale of Classified Ventures	—	—	4,827	—
Gain on Berkshire marketable equity securities exchange	—	—	—	266,733
Gain on sale of headquarters building	—	—	—	127,670
Losses on sales or write-down of marketable equity securities	—	—	—	(3,044)
Other, net	(1,233)	(159)	(1,158)	1,923
Total Other Non-Operating (Expense) Income	$(40,458)	$(10,723)	$(29,885)	$390,664
In the third quarter of 2015, Kaplan sold the KHEC Campuses business, and Franklyn Scholar, which was part of Kaplan International, for a loss of $26.3 million.
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

11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The other comprehensive loss consists of the following components:

	Three Months Ended September 30
	2015			2014
	Before-Tax	Income	After-Tax	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(10,548)	$—	$(10,548)	$(9,777)	$—	$(9,777)
Adjustment for sales of businesses with foreign operations	6,026	—	6,026	—	—	—
	(4,522)	—	(4,522)	(9,777)	—	(9,777)
Unrealized gains on available-for-sale securities:
Unrealized gains for the period, net	3,836	(1,535)	2,301	9,734	(3,894)	5,840

Pension and other postretirement plans:
Amortization of net prior service cost (credit) included in net income	68	(27)	41	(101)	41	(60)
Amortization of net actuarial gain included in net income	(5,676)	2,271	(3,405)	(7,425)	2,970	(4,455)
Curtailment gains included in net income	51	(21)	30	—	—	—
Curtailment and settlement included in distribution to Cable ONE	1,403	(561)	842	—	—	—
	(4,154)	1,662	(2,492)	(7,526)	3,011	(4,515)
Cash flow hedge:
Gain for the period	—	—	—	230	(92)	138
Other Comprehensive Loss	$(4,840)	$127	$(4,713)	$(7,339)	$(975)	$(8,314)

	Nine Months Ended September 30
	2015			2014
	Before-Tax	Income	After-Tax	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(17,387)	$—	$(17,387)	$(7,111)	$—	$(7,111)
Adjustment for sales of businesses with foreign operations	5,501	—	5,501	—	—	—
	(11,886)	—	(11,886)	(7,111)	—	(7,111)
Unrealized (losses) gains on available-for-sale securities:
Unrealized (losses) gains for the period, net	(16,497)	6,599	(9,898)	46,139	(18,456)	27,683
Reclassification adjustment for realization of (gain) loss on exchange, sale or write-down of available-for-sale securities included in net income	—	—	—	(265,274)	106,110	(159,164)
	(16,497)	6,599	(9,898)	(219,135)	87,654	(131,481)
Pension and other postretirement plans:
Amortization of net prior service cost (credit) included in net income	207	(82)	125	(305)	122	(183)
Amortization of net actuarial gain included in net income	(4,419)	1,768	(2,651)	(22,032)	8,813	(13,219)
Curtailment gains included in net income	51	(21)	30	—	—	—
Curtailment and settlement included in distribution to Cable ONE	1,403	(561)	842	—	—	—
	(2,758)	1,104	(1,654)	(22,337)	8,935	(13,402)
Cash flow hedge:
Gain for the period	179	(71)	108	641	(256)	385
Other Comprehensive Loss	$(30,962)	$7,632	$(23,330)	$(247,942)	$96,333	$(151,609)

The accumulated balances related to each component of other comprehensive (loss) income are as follows:

(in thousands, net of taxes)	Cumulative Foreign Currency Translation Adjustment	Unrealized Gain on Available-for- Sale Securities	Unrealized Gain on Pensions and Other Postretirement Plans	Cash Flow Hedge	Accumulated Other Comprehensive Income
Balance as of December 31, 2014	$8,548	$52,130	$392,910	$(108)	$453,480
Other comprehensive (loss) income before reclassifications	(17,387)	(9,898)	842	29	(26,414)
Net amount reclassified from accumulated other comprehensive income	5,501	—	(2,496)	79	3,084
Other comprehensive (loss) income, net of tax	(11,886)	(9,898)	(1,654)	108	(23,330)
Balance as of September 30, 2015	$(3,338)	$42,232	$391,256	$—	$430,150
The amounts and line items of reclassifications out of Accumulated Other Comprehensive (Loss) Income are as follows:

	Three Months Ended September 30		Nine Months Ended September 30		Affected Line Item in the Condensed Consolidated Statement of Operations

(in thousands)	2015	2014	2015	2014
Foreign Currency Translation Adjustments:
Adjustment for sales of businesses with foreign operations	$6,026	$—	$5,501	$—	Other (expense) income, net
Unrealized Gains on Available-for-sale Securities:
Realized gain for the period	—	—	—	(265,274)	Other (expense) income, net
	—	—	—	106,110	(1)
	—	—	—	(159,164)	Net of Tax
Pension and Other Postretirement Plans:
Amortization of net prior service cost (credit)	68	(101)	207	(305)	(2)
Amortization of net actuarial gain	(5,676)	(7,425)	(4,419)	(22,032)	(2)
Curtailment gains	51	—	51	—	(2)
	(5,557)	(7,526)	(4,161)	(22,337)	Before tax
	2,223	3,011	1,665	8,935	(Benefit) Provision for Income Taxes
	(3,334)	(4,515)	(2,496)	(13,402)	Net of Tax
Cash Flow Hedge
	—	217	132	645	Interest expense
	—	(87)	(53)	(258)	(Benefit) Provision for Income Taxes
	—	130	79	387	Net of Tax
Total reclassification for the period	$2,692	$(4,385)	$3,084	$(172,179)	Net of Tax
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

On August 17, 2011, the U.S. District Court for the Southern District of Florida issued a series of rulings in the Diaz case, which included three separate complaints: Diaz, Wilcox and Gillespie. The court dismissed the Wilcox complaint in its entirety; dismissed all False Claims Act allegations in the Diaz complaint, leaving only an individual employment claim; and dismissed in part the Gillespie complaint, thereby limiting the scope and time frame of its False Claims Act allegations regarding compliance with the U.S. Federal Rehabilitation Act. On October 31, 2012, the court entered summary judgment in favor of the Company as to the sole remaining employment claim in the Diaz complaint. On July 16, 2013, the court likewise entered summary judgment in favor of the Company on all remaining claims in the Gillespie complaint. Diaz and Gillespie each appealed to the U.S. Court of Appeals for the Eleventh Judicial Court. Arguments on both appeals were heard on February 3, 2015. On March 11, 2015, the court issued a decision affirming the lower court's dismissal of all of Gillespie's claims and three of the four Diaz claims but reversing and remanding on one remaining claim. In September 2015, Diaz filed an amended complaint and Kaplan filed a motion to dismiss.
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
ED Program Reviews.  The U.S. Department of Education (ED) has undertaken program reviews at various KHE locations. Currently, there are five open program reviews, four of which are at campuses that were part of the KHE Campuses business, including the ED’s final reports on the program reviews at KHE’s Broomall, PA, and Pittsburgh, PA, locations. Kaplan retains responsibility for any financial obligation resulting from the ED program reviews at the KHE Campuses business.
The ED conducted a program review at Kaplan University in the first quarter of 2015, covering all aspects of Kaplan University's financial aid systems and on the standards for determining student attendance in online programs. A failure to properly determine student attendance under the federal Title IV rules could result in a failure to refund the proper amount of Title IV aid to the ED when a student withdraws from the program.
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

13. BUSINESS SEGMENTS
The Company has five reportable segments: Kaplan Higher Education, Kaplan Test Preparation, Kaplan International, television broadcasting and other businesses.
Cable. Due to the spin-off of Cable ONE on July 1, 2015, the cable division is no longer included as a separate segment as its results have been reclassified to discontinued operations, net of tax, for all periods presented.
The following table summarizes the 2015 quarterly financial information related to each of the Company’s business segments:

	March 31,	June 30,	September 30,
(in thousands)	2015	2015	2015
Operating Revenues
Education	$500,602	$523,625	$481,746
Television broadcasting	83,564	90,753	89,693
Other businesses	63,259	66,512	70,052
Corporate office	—	—	—
Intersegment elimination	—	—	(59)
	$647,425	$680,890	$641,432
Income (Loss) From Operations
Education	$(22,849)	$15,848	$(242,777)
Television broadcasting	38,562	42,014	40,526
Other businesses	(5,162)	(2,161)	(3,059)
Corporate office	(1,689)	524	(8,413)
	$8,862	$56,225	$(213,723)
Equity in (Losses) Earnings of Affiliates, Net	(404)	(353)	95
Interest Expense, Net	(7,942)	(8,025)	(7,349)
Other (Expense) Income, Net	(1,105)	11,678	(40,458)
(Loss) Income from Continuing Operations Before Income Taxes	$(589)	$59,525	$(261,435)
Depreciation of Property, Plant and Equipment
Education	$18,528	$21,980	$10,637
Television broadcasting	2,109	2,125	2,237
Other businesses	1,302	1,254	1,335
Corporate office	258	250	251
	$22,197	$25,609	$14,460
Amortization of Intangible Assets and Impairment of Goodwill and Other Long-lived Assets
Education	$1,507	$8,343	$249,930
Television broadcasting	63	63	63
Other businesses	3,168	3,117	3,110
Corporate office	—	—	—
	$4,738	$11,523	$253,103
Net Pension (Credit) Expense
Education	$3,947	$3,947	$7,525
Television broadcasting	391	391	425
Other businesses	193	186	328
Corporate office	(16,938)	(16,939)	(24,533)
	$(12,407)	$(12,415)	$(16,255)

The following table summarizes the 2014 quarterly financial information related to each of the Company’s business segments:

	March 31,	June 30,	September 30,	December 31,
(in thousands)	2014	2014	2014	2014
Operating Revenues
Education	$522,154	$542,964	$543,918	$551,381
Television broadcasting	85,651	88,297	87,442	102,446
Other businesses	24,913	42,351	71,845	73,798
Corporate office	—	—	—	—
Intersegment elimination	(98)	(30)	—	—
	$632,620	$673,582	$703,205	$727,625
Income (Loss) from Operations
Education	$1,862	$17,637	$12,551	$33,413
Television broadcasting	44,386	44,088	44,979	54,380
Other businesses	(10,747)	(6,995)	(9,292)	5,948
Corporate office	2,206	50	(7,029)	5,283
	$37,707	$54,780	$41,209	$99,024
Equity in Earnings of Affiliates, Net	4,052	91,503	4,613	202
Interest Expense, Net	(8,189)	(7,884)	(8,769)	(8,555)
Other Expense, Net	133,273	268,114	(10,723)	387,346
Income from Continuing Operations Before Income Taxes	$166,843	$406,513	$26,330	$478,017
Depreciation of Property, Plant and Equipment
Education	$16,416	$15,372	$15,237	$14,713
Television broadcasting	1,994	2,039	2,148	2,228
Other businesses	520	780	1,201	1,430
Corporate office	500	10	78	247
	$19,430	$18,201	$18,664	$18,618
Amortization of Intangible Assets and Impairment of Intangibles and Other Long-lived Assets
Education	$1,924	$1,798	$1,927	$19,292
Television broadcasting	—	—	—	32
Other businesses	758	1,138	5,427	3,193
Corporate office	—	—	—	—
	$2,682	$2,936	$7,354	$22,517
Net Pension (Credit) Expense
Education	$4,143	$3,566	$3,854	$3,855
Television broadcasting	320	358	338	338
Other businesses	164	202	191	191
Corporate office	(17,679)	(22,933)	(18,620)	(23,070)
	$(13,052)	$(18,807)	$(14,237)	$(18,686)

The following table summarizes financial information related to each of the Company's business segments:

	Nine Months Ended September 30		Year Ended December 31
(in thousands)	2015	2014	2014	2013
Operating Revenues
Education	$1,505,973	$1,609,036	$2,160,417	$2,163,734
Television broadcasting	264,010	261,390	363,836	308,306
Other businesses	199,823	139,109	212,907	128,803
Corporate office	—	—	—	—
Intersegment elimination	(59)	(128)	(128)	(241)
	$1,969,747	$2,009,407	$2,737,032	$2,600,602
(Loss) Income from Operations
Education	$(249,778)	$32,050	$65,463	$50,989
Television broadcasting	121,102	133,452	187,833	145,192
Other businesses	(10,382)	(27,034)	(21,086)	(23,468)
Corporate office	(9,578)	(4,773)	510	(23,279)
	$(148,636)	$133,695	$232,720	$149,434
Equity in (Losses) Earnings of Affiliates, Net	(662)	100,168	100,370	13,215
Interest Expense, Net	(23,316)	(24,841)	(33,397)	(33,667)
Other (Expense) Income, Net	(29,885)	390,664	778,010	(23,751)
(Loss) Income from Continuing Operations Before Income Taxes	$(202,499)	$599,686	$1,077,703	$105,231
Depreciation of Property, Plant and Equipment
Education	$51,145	$47,024	$61,737	$89,622
Television broadcasting	6,471	6,181	8,409	8,746
Other businesses	3,891	2,501	3,931	2,177
Corporate office	759	589	836	626
	$62,266	$56,295	$74,913	$101,171
Amortization of Intangible Assets and Impairment of Goodwill and Other Long-lived Assets
Education	$259,780	$5,649	$24,941	$11,753
Television broadcasting	189	—	32	—
Other businesses	9,395	7,323	10,516	3,416
Corporate office	—	—	—	—
	$269,364	$12,972	$35,489	$15,169
Net Pension (Credit) Expense
Education	$15,419	$11,563	$15,418	$16,538
Television broadcasting	1,207	1,016	1,355	3,961
Other businesses	707	557	748	610
Corporate office	(58,410)	(59,231)	(82,301)	(41,836)
	$(41,077)	$(46,095)	$(64,780)	$(20,727)

Asset information for the Company’s business segments are as follows:

	As of
(in thousands)	September 30, 2015	December 31, 2014
Identifiable Assets
Education	$1,249,359	$1,781,543
Television broadcasting	309,232	305,426
Other businesses	472,272	518,807
Corporate office	938,195	1,778,391
	$2,969,058	$4,384,167
Investments in Marketable Equity Securities	312,892	193,793
Investments in Affiliates	53,198	19,811
Prepaid Pension Cost	1,189,181	1,152,488
Assets Held for Sale	—	2,060
Total Assets	$4,524,329	$5,752,319

The Company’s education division comprises the following operating segments:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2015	2014	2015	2014
Operating Revenues
Higher education	$203,529	$249,882	$681,814	$755,597
Test preparation	83,706	85,108	233,313	234,010
Kaplan international	192,702	207,615	585,486	615,507
Kaplan corporate and other	1,905	1,492	5,723	4,891
Intersegment elimination	(96)	(179)	(363)	(969)
	$481,746	$543,918	$1,505,973	$1,609,036
Income (Loss) from Operations
Higher education	$3,153	$5,391	$28,510	$39,487
Test preparation	13,620	6,980	16,365	(3,552)
Kaplan international	8,295	13,853	33,585	40,609
Kaplan corporate and other	(267,882)	(13,651)	(328,333)	(44,608)
Intersegment elimination	37	(22)	95	114
	$(242,777)	$12,551	$(249,778)	$32,050
Depreciation of Property, Plant and Equipment
Higher education	$4,066	$7,320	$13,688	$22,140
Test preparation	2,052	2,865	7,205	9,721
Kaplan international	4,277	4,951	14,004	14,546
Kaplan corporate and other	242	101	16,248	617
	$10,637	$15,237	$51,145	$47,024
Amortization of Intangible Assets	$1,339	$1,927	$4,313	$5,649
Impairment of Goodwill and Other Long-lived Assets	$248,591	$—	$255,467	$—
Pension Expense
Higher education	$3,964	$2,628	$9,028	$7,885
Test preparation	775	722	2,325	2,166
Kaplan international	114	89	326	267
Kaplan corporate and other	2,672	415	3,740	1,245
	$7,525	$3,854	$15,419	$11,563
In the third quarter of 2015, a favorable $3.0 million out of period revenue adjustment was included at the test preparation segment that related to prior periods from 2011 through the second quarter of 2015. With respect to this error, the Company has concluded that it was not material to the Company's financial position or results of operations for 2015 and prior years and the related interim periods, based on its consideration of quantitative and qualitative factors.
Identifiable assets for the Company’s education division consist of the following:

	As of
(in thousands)	September 30, 2015	December 31, 2014
Identifiable assets
Higher education	$227,406	$749,421
Test preparation	147,998	167,055
Kaplan international	811,672	838,148
Kaplan corporate and other	62,283	26,919
	$1,249,359	$1,781,543

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.
This analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto.
Results of Operations
The Company reported a loss from continuing operations attributable to common shares of $231.2 million ($40.32 per share) for the third quarter of 2015, compared to income of $10.1 million ($1.73 per share) for the third quarter of 2014. Net loss attributable to common shares was $230.8 million ($40.25 per share) for the third quarter ended September 30, 2015, compared to income of $76.4 million ($13.12 per share) for the third quarter of last year. Net (loss) income includes $0.4 million ($0.07 per share) and $66.2 million ($11.39 per share) in income from discontinued operations for the third quarter of 2015 and 2014, respectively. (Refer to “Discontinued Operations” discussion below.)
As a result of continued declines in student enrollments at Kaplan Higher Education (KHE) and the challenging industry operating environment, Kaplan completed an interim impairment review of KHE's goodwill in the third quarter of 2015 that resulted in a preliminary $248.6 million goodwill impairment charge. Due to the complexity and effort required to estimate the fair value of KHE, the Company derived the fair value estimate based on preliminary assumptions and analysis that are subject to change. Any adjustment to the estimated impairment charge will be recorded in the fourth quarter of 2015.
Items included in the Company’s loss from continuing operations for the third quarter of 2015 are listed below:

•	$248.6 million preliminary goodwill impairment charge related to the KHE business (after-tax impact of $217.1 million, or $37.85 per share);

•	$9.5 million in restructuring charges at the education division (after-tax impact of $5.8 million, or $1.00 per share);

•	$18.8 million in expense related to the modification of stock options awards related to the cable spin-off (after-tax impact of $11.6 million, or $1.99 per share);

•	$26.3 million in net non-operating losses arising from the sales of two businesses (after-tax impact of $24.3 million, or $4.16 per share); and

•	$13.0 million in non-operating unrealized foreign currency losses (after-tax impact of $8.0 million, or $1.37 per share).
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
Revenue for the third quarter of 2015 was $641.4 million, down 9% from $703.2 million in the third quarter of 2014. Revenues declined at the education division and in other businesses, offset by an increase at the television broadcasting division. The Company reported an operating loss of $213.7 million for the third quarter of 2015, compared to operating income of $41.2 million for the third quarter of 2014. Operating results were down at the education and television broadcasting divisions, offset by improvement in other businesses.
For the first nine months of 2015, the Company reported a loss from continuing operations attributable to common shares of $194.6 million ($34.18 per share), compared to income of $459.4 million ($66.52 per share) for the first nine months of 2014. Net loss attributable to common shares was $152.5 million ($26.19 per share) for the first nine months of 2015, compared to income of $958.6 million ($138.79 per share) for the same period of 2014. Net (loss) income includes $42.2 million ($7.99 per share) and $499.2 million ($72.27 per share) in income from discontinued operations for the first nine months of 2015 and 2014, respectively. (Refer to “Discontinued Operations” discussion below.)
In connection with the Berkshire exchange transaction that closed on June 30, 2014, the Company acquired 1,620,190 shares of its Class B common stock, resulting in 15% fewer diluted shares outstanding in the first nine months of 2015, versus the same period in 2014.

Items included in the Company’s loss from continuing operations for the first nine months of 2015 are listed below:

•	$255.5 million preliminary goodwill and long-lived asset impairment charges related to the KHE business (after-tax impact of $221.5 million, or $38.57 per share);

•	$36.8 million in restructuring charges and accelerated depreciation at the education division (after-tax impact of $23.3 million, or $4.01 per share);

•	$18.8 million in expense related to the modification of stock options awards related to the cable spin-off (after-tax impact of $11.6 million, or $2.00 per share);

•
$12.5 million in net non-operating losses arising from the sales of five businesses and an investment, and on the formation of a joint venture (after-tax impact of $15.7 million, or $2.82 per share); and

•	$16.2 million in non-operating unrealized foreign currency losses (after-tax impact of $10.1 million, or $1.73 per share).
Items included in the Company’s income from continuing operations for the first nine months of 2014 are listed below:
• $28.6 million in early retirement program expense, restructuring charges and software asset write-offs at the education division and the corporate office (after-tax impact of $18.3 million, or $2.65 per share);
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
Revenue for the first nine months of 2015 was $1,969.7 million, down 2% from $2,009.4 million in the first nine months of 2014. Revenues were down at the education division, but increased in other businesses and at the television broadcasting division. The Company reported an operating loss of $148.6 million for the first nine months of 2015, compared to operating income of $133.7 million for the first nine months of 2014. Operating results declined at the education and television broadcasting divisions, but improved in other businesses.
On July 1, 2015, the Company completed the spin-off of Cable ONE as an independent, publicly traded company. The transaction was structured as a tax-free spin-off of Cable ONE to the stockholders of the Company as one share of Cable ONE common stock was distributed for every share of Class A and Class B common stock of Graham Holdings outstanding on the June 15, 2015, record date. The historical operating results of the Company's cable division are included in discontinued operations, net of tax, for all periods presented.
On February 12, 2015, Kaplan entered into a Purchase and Sale Agreement with Education Corporation of America (ECA) to sell substantially all of the assets of its KHE Campuses business, consisting of thirty-eight nationally accredited ground campuses, and certain related assets, in exchange for a preferred equity interest in ECA. The transaction closed on September 3, 2015.
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

Division Results
Education
Education division revenue totaled $481.7 million for the third quarter of 2015, down 11% from revenue of $543.9 million for the same period of 2014. Kaplan reported an operating loss of $242.8 million for the third quarter of 2015, compared to operating income of $12.6 million for the third quarter of 2014. Operating results for the third quarter of 2015 include a preliminary $248.6 million goodwill impairment charge related to Kaplan Higher Education (KHE). Operating results for the third quarter of 2015 and 2014 also include restructuring costs of $9.5 million and $3.3 million, respectively.
For the first nine months of 2015, education division revenue totaled $1,506.0 million, down 6% from revenue of $1,609.0 million for the same period of 2014. Kaplan reported an operating loss of $249.8 million for the first nine months of 2015, compared to operating income of $32.1 million for the first nine months of 2014. The operating results for the first nine months of 2015 include preliminary $255.5 million in goodwill and other long-lived asset impairment charges related to KHE. Restructuring costs totaled $36.8 million and $13.8 million for the first nine months of 2015 and 2014, respectively.
A summary of Kaplan’s operating results for the third quarter and first nine months of 2015 compared to 2014 is as follows:

	Three Months Ended			Nine Months Ended
	September 30			September 30
(in thousands)	2015	2014	% Change	2015	2014	% Change
Revenue
Higher education	$203,529	$249,882	(19)	$681,814	$755,597	(10)
Test preparation	83,706	85,108	(2)	233,313	234,010	0
Kaplan international	192,702	207,615	(7)	585,486	615,507	(5)
Kaplan corporate and other	1,905	1,492	28	5,723	4,891	17
Intersegment elimination	(96)	(179)	—	(363)	(969)	—
	$481,746	$543,918	(11)	$1,505,973	$1,609,036	(6)
Operating Income (Loss)
Higher education	$3,153	$5,391	(42)	$28,510	$39,487	(28)
Test preparation	13,620	6,980	95	16,365	(3,552)	—
Kaplan international	8,295	13,853	(40)	33,585	40,609	(17)
Kaplan corporate and other	(17,952)	(11,724)	(53)	(68,553)	(38,959)	(76)
Amortization of intangible assets	(1,339)	(1,927)	31	(4,313)	(5,649)	24
Impairment of goodwill and other long-lived assets	(248,591)	—	—	(255,467)	—	—
Intersegment elimination	37	(22)	—	95	114	—
	$(242,777)	$12,551	—	$(249,778)	$32,050	—
KHE includes Kaplan’s domestic postsecondary education businesses, made up of fixed-facility colleges and online postsecondary and career programs. KHE also includes the domestic professional and other continuing education businesses.
Since 2012, KHE has continued to close campuses, consolidate facilities and reduce its workforce. On September 3, 2015, Kaplan completed the sale of substantially all of the remaining assets of its KHE Campuses business. In connection with these and other plans, KHE incurred $3.8 million and $9.2 million in restructuring costs for the third quarter and first nine months of 2015, respectively, and $2.0 million and $4.5 million in restructuring costs in the third quarter and first nine months of 2014. For the third quarter of 2015, these costs included severance ($3.1 million, $1.7 million of which will be funded from the assets of the Company's pension plan), lease obligation losses ($0.5 million) and accelerated depreciation ($0.2 million). For the first nine months of 2015, these costs included severance ($5.3 million, $1.7 million of which will be funded from the assets of the Company's pension plan), lease obligation losses ($2.3 million), accelerated depreciation ($1.5 million) and other items ($0.1 million). For the third quarter of 2014, these costs included severance ($1.0 million), accelerated depreciation ($0.9 million) and other items ($0.1 million). For the first nine months of 2014, these costs included severance ($3.0 million), accelerated depreciation ($1.2 million), lease obligation losses ($0.1 million) and other items ($0.2 million).
As a result of continued declines in student enrollments at KHE and the challenging industry operating environment, Kaplan completed an interim impairment review of KHE's remaining long-lived assets in the third quarter of 2015 that resulted in a preliminary $248.6 million goodwill impairment charge. Any adjustment to the estimated impairment charge will be recorded in the fourth quarter of 2015. This goodwill impairment charge followed a $6.9 million long-lived asset impairment charge that was recorded in the second quarter of 2015 in connection with the KHE Campuses business.

KHE results include revenue and operating losses related to all KHE Campuses, those sold to ECA or closed, including Mount Washington College and Bauder College, as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2015	2014	2015	2014
Revenue	$45,341	$72,960	$176,800	$227,198
Operating loss	$(14,745)	$(7,333)	$(33,808)	$(25,635)
In the third quarter and first nine months of 2015, KHE revenue declined 19% and 10%, respectively, due to campus sales and closings, and declines in average enrollments at Kaplan University, reflecting weaker market demand. KHE operating results declined in the third quarter of 2015 due to increased losses at the KHE Campuses business. KHE operating results were down in the first nine months of 2015 due to revenue declines, and increased restructuring costs , partially offset by improved results at the domestic professional and other continuing education businesses.
New higher education student enrollments at Kaplan University declined 11% in each of the third quarter and first nine months of 2015 due to lower demand across Kaplan University programs.
Total students at Kaplan University were down 7% at September 30, 2015 compared to September 30, 2014. A summary of student enrollments is as follows:

	As of September 30
	2015	2014
Kaplan University	42,931	46,342
Kaplan University enrollments at September 30, 2015 and 2014, by degree and certificate programs, are as follows:

	As of September 30
	2015	2014
Certificate	3.5%	2.7%
Associate’s	27.4%	31.4%
Bachelor’s	47.3%	43.3%
Master’s	21.8%	22.6%
	100.0%	100.0%
Kaplan Test Preparation (KTP) includes Kaplan’s standardized test preparation programs. KTP revenue declined 2% for the third quarter of 2015 and was flat for the first nine months of 2015. Excluding revenues from acquired businesses, KTP revenue decreased 2% in the first nine months of 2015. Enrollments, excluding the new economy skills training offerings, were down 13% for first nine months of 2015 due primarily to declines in graduate programs; however, unit prices were generally higher. In comparison, KTP operating results improved in the third quarter and first nine months of 2015 due to a reduction in operating expenses and the inclusion of a $7.7 million software asset write-off in the second quarter of 2014 that did not recur in 2015.
Kaplan International includes English-language programs, and postsecondary education and professional training businesses largely outside the United States. Kaplan International revenue declined 7% in the third quarter and 5% in the first nine months of 2015, respectively, due to the adverse impact of foreign exchange rates. On a constant currency basis, Kaplan International revenue increased 2% and 4% for the third quarter and first nine months of 2015, respectively, due to enrollment growth in Australia and in Singapore higher education programs, offset by enrollment declines in English-language programs. Kaplan International operating income declined in the third quarter and first nine months of 2015 due largely to the declines in English-language results.
Kaplan corporate and other represents unallocated expenses of Kaplan, Inc.’s corporate office, other minor businesses and certain shared activities. In the third quarter of 2015, Kaplan corporate recorded $5.3 million in severance expense, $2.1 million of which will be funded from the assets of the Company’s pension plan. In the first nine months of 2015, Kaplan corporate recorded $26.5 million in restructuring charges, including accelerated depreciation ($16.2 million) and lease obligation losses ($4.9 million) related to office space managed by Kaplan corporate, and severance ($5.4 million, $2.1 million of which will be funded from the assets of the Company’s pension plan).
In the first nine months of 2015, Kaplan sold four businesses, including the KHE Campuses business and a small business that was part of KHE, and two business that were part of Kaplan International. The net loss on the sale of these businesses totaled $26.3 million and $24.9 million in the third quarter and first nine months of 2015, respectively, that is included in other non-operating expense for the relevant periods.

Kaplan continues to evaluate its cost structure and is pursuing additional cost savings opportunities that will result in additional restructuring plans and related costs in the fourth quarter of 2015.
Television Broadcasting
Revenue at the television broadcasting division increased 3% to $89.7 million in the third quarter of 2015, from $87.4 million in the same period of 2014; operating income for the third quarter of 2015 was down 10% to $40.5 million, from $45.0 million in the same period of 2014. The revenue increase is due to $4.8 million in increased retransmission revenues and an overall increase in advertising revenue in several key sectors, including automotive, offset by an $8.9 million decrease in political advertising revenue. The decline in operating income is due to an increase in spending on digital initiatives and increased network fees.
Revenue at the television broadcasting division increased 1% to $264.0 million in the first nine months of 2015, from $261.4 million in the same period of 2014; operating income for the first nine months of 2015 was down 9% to $121.1 million, from $133.5 million in the same period of 2014. The revenue increase is due to $11.5 million in increased retransmission revenues, revenues from the Super Bowl at the Company’s NBC affiliates in February 2015 and an overall increase in advertising revenue in several key sectors, offset by a $13.1 million decrease in political advertising revenue and $9.5 million in incremental winter Olympics-related advertising revenue at the Company’s NBC affiliates booked in the prior year. The decline in operating income is due to an increase in spending on digital initiatives and increased network fees.
In the first quarter of 2015, the Company’s WKMG station in Orlando, FL renewed their network affiliation agreement with CBS for a four-year term ending in April 2019.
Other Businesses
Other businesses includes the following:
- Celtic Healthcare (Celtic) and Residential Healthcare Group, Inc. (Residential, acquired in July 2014), providers of home health and hospice services;
- Joyce/Dayton Corp., a Dayton, OH-based manufacturer of screw jacks and other linear motion systems (acquired in June 2014), and Forney, a global supplier of products and systems that control and monitor combustion processes in electric utility and industrial applications; and
- SocialCode, a marketing solutions provider helping companies with marketing on social-media platforms; The Slate Group and Foreign Policy Group, which publish online and print magazines and websites; and Trove, a digital innovation team that builds products and technologies in the news space.
The increase in revenues for the first nine months of 2015 is primarily due to newly acquired businesses in 2014 and growth at SocialCode. The improved operating results for the first nine months of 2015 is also due to newly acquired businesses in 2014 and improved results at SocialCode and Celtic.
In January 2015, Celtic Healthcare and Allegheny Health Network formed a joint venture to combine each other’s home health and hospice assets in the western Pennsylvania region. Celtic manages the operations of the joint venture for a fee and holds a 40% interest. The pro rata operating results of the joint venture are included in the Company’s equity in earnings of affiliates. In connection with this transaction, the Company recorded a noncash pre-tax gain of $6.0 million in the first quarter of 2015 that is included in other non-operating expense.
In the second quarter of 2015, the Company sold The Root, an online magazine; the related gain on disposition is included in other non-operating expense.
Corporate Office
Corporate office includes the expenses of the Company’s corporate office, the pension credit for the Company’s traditional defined benefit plan and certain continuing obligations related to prior business dispositions. In the third quarter of 2015, the Company recorded $18.8 million in incremental stock option expense, due to stock option modifications that resulted from the Cable ONE spin-off. In the first quarter of 2014, the corporate office implemented a Separation Incentive Program that resulted in early retirement program expense of $4.5 million, which is being funded from the assets of the Company’s pension plan. In the third quarter of 2014, the Company recorded $10.3 million in early retirement program expense and other related charges, a portion of which was funded from the assets of the Company's pension plan. Excluding early retirement program expense, the total pension credit for the Company’s traditional defined benefit plan was $58.7 million and $68.0 million in the first nine months of 2015 and 2014, respectively.
Excluding the $18.8 million incremental stock option expense in 2015, the pension credit, early retirement program expense and other related charges in 2014, corporate office expense declined in the first nine months of 2015. The decline is from lower compensation costs, and 2014 costs related to certain acquisitions, the Berkshire exchange transaction and the corporate office headquarters move to Arlington, VA. These costs did not recur in 2015.
Equity in Earnings (Losses) of Affiliates
At September 30, 2015, the Company held a 40% interest in the Celtic joint venture and Residential Home Health Illinois, a 42.5% interest in Residential Hospice Illinois, and interests in several other affiliates. In the second quarter of 2015, the Company acquired an approximate 20% interest in HomeHero, a company that created and manages an online senior home care marketplace. At September 30, 2014, the Company held a 16.5% interest in Classified Ventures, LLC (CV) and interests in several other affiliates. On October 1, 2014, the Company and the remaining partners in CV completed the sale of their entire stakes in CV.
The Company recorded equity in earnings of affiliates of $0.1 million for the third quarter of 2015, compared to $4.6 million for the third quarter of 2014. The Company recorded equity in losses of affiliates of $0.7 million for the first nine months of 2015, compared to income of $100.2 million for the first nine months of 2014. The equity in earnings of affiliates for the third quarter and first nine months of 2014 was from the Company’s CV investment, which included a pre-tax gain of $90.9 million from Classified Ventures’ sale of apartments.com in the second quarter of 2014.
Other Non-Operating (Expense) Income
The Company recorded total other non-operating expense, net, of $40.5 million for the third quarter of 2015, compared to $10.7 million for the third quarter of 2014. The 2015 amounts included $26.3 million in losses from the sales of businesses, $13.0 million in unrealized foreign currency losses and other items. The 2014 amounts included $10.6 million in unrealized foreign currency losses and other items.
The Company recorded total other non-operating expense, net, of $29.9 million for the first nine months of 2015, compared to income of $390.7 million for the first nine months of 2014. The 2015 amounts included $23.3 million in losses from the sales of businesses, $16.2 million in unrealized foreign currency losses and other items, offset by a $6.0 million gain on the Celtic joint venture transaction and a $4.8 million increase to the CV gain. The 2014 amounts included the pre-tax gain of $266.7 million in connection with the Company’s exchange of Berkshire shares, the pre-tax $127.7 million gain on the sale of the headquarters building, offset by $2.6 million in unrealized foreign currency losses and other items.
Net Interest Expense and Related Balances
The Company incurred net interest expense of $7.3 million and $23.3 million for the third quarter and first nine months of 2015, respectively, compared to $8.8 million and $24.8 million for the same periods of 2014. At September 30, 2015, the Company had $402.8 million in borrowings outstanding at an average interest rate of 7.2% and cash, marketable equity securities and other investments of $1,346.4 million.
Provision for Income Taxes
The Company's effective tax rate on the loss for continuing operations for the first nine months of 2015 was 4.9%, as a large portion of the goodwill impairment charge and the goodwill included in the loss on the KHE Campuses sale are permanent differences. Excluding the effect of these permanent differences, the effective tax rate for continuing operations for the first nine months of 2015 was 38.0%, compared to 23.4% for the first nine months of 2014. The lower effective tax rate in 2014 relates to the Berkshire exchange transaction. The pre-tax gain of $266.7 million related to the disposition of the Berkshire shares was not subject to income tax as the exchange qualifies as a tax-free distribution.
Discontinued Operations
On July 1, 2015, the Company completed the spin-off of Cable ONE as an independent, publicly traded company.
In the third quarter of 2014, Kaplan completed the sale of three of its schools in China that were previously part of Kaplan International. An additional school was sold by Kaplan in January 2015.
In the second quarter of 2014, the Company closed on the Berkshire exchange transaction, which included the disposition of WPLG, the Company’s Miami-based television station.
As a result of these transactions, income from continuing operations excludes the operating results and related gain (loss), if any, on dispositions of these businesses, which have been reclassified to discontinued operations, net of tax, for all periods presented.

(Loss) Earnings Per Share
The calculation of diluted (loss) earnings per share for the third quarter and first nine months of 2015 was based on 5,837,107 and 5,810,672 weighted average shares outstanding, respectively, compared to 5,756,682 and 6,823,248 for the third quarter and first nine months of 2014. At September 30, 2015, there were 5,839,104 shares outstanding. On May 14, 2015, the Board of Directors authorized the Company to acquire up to 500,000 shares of its Class B common stock; the Company has remaining authorization for all 500,000 shares as of September 30, 2015.
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
In the third quarter of 2015, Kaplan submitted data to the ED beginning with the 2008-2009 through the 2014-2015 award years, as required under the GE regulations. In October 2015, Kaplan University received a letter from the ED indicating that that it had failed to report data on a number of programs and that Kaplan University cannot start any new programs until the matter is resolved. Kaplan has submitted additional data to the ED and is awaiting a formal response and resolution of the matter. Failure to properly resolve the matter could result in administrative actions by the ED.
Financial Condition: Capital Resources and Liquidity
Acquisitions, Dispositions and Exchanges
Acquisitions.  In the first nine months of 2015, the Company did not make any acquisitions. In the first nine months of 2014, the Company acquired seven businesses totaling $204.9 million, comprised of four businesses in other businesses, two businesses in Kaplan Test Prep, and one business in Kaplan Higher Ed. The purchase price allocation mostly comprised goodwill, other intangible assets, and other current assets.
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
Dispositions. On July 1, 2015, the Company completed the spin-off of Cable ONE, by way of a distribution of all the issued and outstanding shares of Cable ONE common stock, on a pro rata basis, to the Company's stockholders.
On September 3, 2015, Kaplan completed the sale of substantially all of the assets of its KHE Campuses business, consisting of 38 nationally accredited ground campuses and certain related assets, in exchange for a preferred equity interest in Education Corporation of America (ECA). KHE Campuses schools that have been closed or are in the process of closing are not included in the sale transaction. In connection with the sale agreement, if required by the ED in connection with its post-closing review of the transaction, Kaplan will provide a letter of credit or other credit support with the ED of up to approximately $45 million; any such letter of credit or other credit support could be drawn by the ED in the event that ECA defaults on its obligations to students. If issued, such letter of credit or other credit support would have a term of two years, after which Kaplan would have no further obligations.
In the second quarter of 2015, Kaplan recorded a $6.9 million long-lived assets impairment charge in connection with the KHE Campuses business.
In the third quarter of 2015, Kaplan sold Franklyn Scholar, which was part of Kaplan International. In the second quarter of 2015, the Company sold The Root, a component of Slate, and Kaplan sold two small businesses, Structuralia, which was part of Kaplan International, and Fire and EMS Training, which was part of Kaplan Higher Education. As a result of these sales, the Company reported gains (losses) in other non-operating (expense) income (see Note 10). In the third quarter of 2014, Kaplan completed the sale of three of its schools in China that were previously included as part of Kaplan International. In January 2015, Kaplan completed the sale of an additional school in China.
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
Other. In January 2015, Celtic and Allegheny Health Network closed on the formation of a joint venture to combine each other’s home health and hospice assets in the western Pennsylvania region. Although Celtic manages the operations of the joint venture, Celtic holds a 40% interest in the joint venture, so the operating results of the joint venture are not consolidated and the pro rata operating results are included in the Company’s equity in earnings of affiliates. Celtic’s revenues from the western Pennsylvania region that are now part of the joint venture made up 29% of total Celtic revenues in 2014.
Capital Expenditures
During the first nine months of 2015, the Company’s capital expenditures totaled $114.0 million. This amount includes assets acquired during the year, whereas the amounts reflected in the Company's Condensed Statements of Cash Flows are based on cash payments made during the relevant periods. The Company estimates that its capital expenditures will be in the range of $125 million to $135 million in 2015.
Liquidity
The Company’s borrowings decreased by $43.1 million, to $402.8 million at September 30, 2015, as compared to borrowings of $445.9 million at December 31, 2014, primarily due to the payoff of the AUD 50 million borrowing in March 2015.
At September 30, 2015, the Company had cash and cash equivalents, restricted cash and investments in marketable securities and other investments totaling $1,346.4 million, compared with $1,024.4 million at December 31, 2014. The increase is due to the $447.1 million net distribution from Cable ONE, offset by significant income tax payments in the first quarter of 2015 and other investing and financing activities.
As of September 30, 2014, the Company held investments in commercial paper totaling $50.0 million with original maturities of 91 to 180 days. The Company did not have any investments in commercial paper at September 30, 2015 with original maturities of over 90 days. For the first nine months of 2014, these investments are presented in the Company’s Condensed Consolidated Statements of Cash Flows as net cash used in investing activities.
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
As a result of the Cable ONE spin-off, the Company reduced its regular quarterly dividend to be paid in the fourth quarter of 2015 to $1.15 per share. The Company retired the Series A redeemable preferred stock with a cash payment of $10.5 million in October 2015.
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
On March 12, 2014, Moody’s placed the Company’s senior unsecured rating and its Prime-2 commercial paper rating on review for downgrade. On June 26, 2014, Moody’s downgraded the Company’s long-term credit ratings by two levels from “Baa1” to “Baa3” and the short-term rating by one level from Prime-2 to Prime-3 and changed the outlook to stable. In November 2014, S&P placed the Company’s “BBB” corporate credit rating and “A-2” short-term rating on Credit Watch with negative implications, and Moody’s placed the Company’s “Baa3” senior unsecured rating under review for possible downgrade. On June 24, 2015, due to the pending Cable spin-off, Moody’s downgraded the Company’s long-term credit ratings from “Baa3” to “Ba1” and the short-term rating from “Prime-3” to “NP”. On July 1, 2015, due to the Cable ONE spin-off, S&P lowered its corporate credit rating from “BBB” to “BB+” and its short-term rating from “A-2” to “B”. In addition, S&P removed the ratings from Credit Watch. In the third quarter of 2015, the Company decided to no longer have the rating agencies provide a short-term rating on the Company.
The Company’s current credit ratings are as follows:

	Moody’s	Standard & Poor’s
Long-term	Ba1	BB+
At September 30, 2015 and December 31, 2014, the Company had working capital of $1,191.4 million and $639.9 million, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments. The Company expects to fund its estimated capital needs primarily through existing cash balances and internally generated funds. In management’s opinion, the Company will have sufficient liquidity to meet its various cash needs throughout 2015.
At December 31, 2014, total contractual obligations for the Cable division were $637.6 million. Except for the reduction in contractual obligations due to the spin-off of Cable ONE, there were no significant changes to the Company’s contractual obligations or other commercial commitments from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Critical Accounting Policies and Estimates
Goodwill and Other Intangible Assets. In the third quarter of 2015, the Company performed an interim review of the carrying value of goodwill and other intangible assets at its KHE Reporting Unit for possible impairment, as a result of continued declines in student enrollments at KHE and the challenging industry operating environment. Due to the complexity and effort required to estimate the fair value of the KHE reporting unit in step one of the impairment test and the fair value of the assets and liabilities of the KHE reporting unit in the step two analysis, the Company derived the fair value estimates based on preliminary assumptions and analysis that are subject to change. The Company used a discounted cash flow model to determine the estimated fair value of the reporting unit. A market value approach was also utilized to supplement the discounted cash flow model. The Company made estimates and assumptions regarding future cash flows, discount rates, long-term growth rates and market values to determine the reporting unit’s estimated fair value. The methodology used to estimate the fair value of the Company’s KHE reporting unit was consistent with the one used during the Company’s 2014 annual goodwill impairment test.
The key assumptions used by the Company were as follows:

•
Expected cash flows underlying the reporting unit’s business plans for the periods 2015 through 2025. The expected cash flows took into account historical growth rates, forecasts and long-term business plans, but also included an estimate for the possible impact of the gainful employment regulations on the Company’s higher education business.

•
Cash flows beyond 2025 were projected to grow at a long-term growth rate, which the Company estimated by considering historical market growth trends, anticipated reporting unit performance and expected market conditions.

•
The Company used a discount rate of 13% to risk adjust the cash flow projections in determining the estimated fair value. This took into account the Company’s assessment of the risks inherent in the future cash flows of the reporting unit and the weighted average cost of capital of market participants in businesses similar to the reporting unit.

The KHE reporting unit failed the preliminary step one interim goodwill impairment review, and the Company performed a step two analysis. The Company recorded an estimated preliminary goodwill impairment charge of $248.6 million related to the reporting unit. A substantial portion of the estimated impairment charge is due to the amount of unrecognized intangible assets identified in the preliminary step two analysis. Following the preliminary impairment, the remaining goodwill balance at the reporting unit as of September 30, 2015 was $132.3 million. Any adjustment to the estimated impairment charge will be recorded in the fourth quarter of 2015.
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
Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (the Company’s principal executive officer) and the Company’s Senior Vice President-Finance (the Company’s principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of September 30, 2015. Based on that evaluation, the Company’s Chief Executive Officer and Senior Vice President-Finance have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief

Executive Officer and Senior Vice President-Finance, in a manner that allows timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
There has been no change in the Comapny's internal control over financial reporting during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1A. Risk Factors.
The Company faces a number of significant risks and uncertainties in connection with its operations. If any of the events or developments described below occurs, it could have a material adverse effect on the Company’s business, financial condition or results of operations.
Other than as subsequently discussed, there have been no material changes to the Risk Factors disclosed in our 2014 Form 10-K and our Form 10-Q for the period ended June 30, 2015.

•	Program Reviews, Audits, Investigations and Other Reviews of KHE Schools Could Result in Findings of Failure to Comply With Statutory and Regulatory Requirements
KHE schools are subject to program reviews, audits, investigations and other compliance reviews conducted by various regulatory agencies and auditors, including, among others, the ED, the ED’s Office of the Inspector General, accrediting bodies and state and various other agencies, as well as annual audits by an independent certified public accountant of each OPEID unit’s compliance with Title IV statutory and regulatory requirements. These compliance reviews can result in findings of noncompliance with statutory and regulatory requirements that can, in turn, result in proceedings to impose fines, liabilities, civil or criminal penalties or other sanctions against the school, including loss or limitation of its eligibility to participate in Title IV programs. Certain KHE schools are the subject of ongoing compliance reviews and lawsuits related to their compliance with statutory and regulatory requirements and may be subject to future compliance reviews. Although substantially all of the assets of KHE on-ground schools were sold on September 3, 2015, Kaplan retained liability for pre-sale conduct of those schools.
KHE schools also have been, and may in the future be, subject to complaints and lawsuits by present or former students or employees or other people related to compliance with statutory, common law and regulatory requirements that, if successful, could result in monetary liabilities or fines or other sanctions.

•	ED Rules Regarding Gainful Employment Could Have a Material Adverse Effect on Kaplan's Business and Operations
In October 2014, the ED issued final regulations that tie an education program’s Title IV eligibility to whether the program leads to gainful employment. The regulations define an education program that leads to gainful employment as one that complies with gainful employment metrics relating to loan repayment rates of program graduates.
Under the regulation effective July 1, 2015, if a program’s graduates’ debt payments exceed 8% of the graduates’ mean and median annual earnings and 20% of the graduates’ mean and median discretionary earnings, the program will be placed on a warning status requiring certain disclosures to the public. If a program is in a warning status for four consecutive years, it will become ineligible for Federal aid Title IV participation. In addition, if a program’s graduates’ debt payments exceed 12% of the graduates’ mean and median annual earnings and 30% of the graduates’ mean and median discretionary earnings, the program will fail the gainful employment test. If a program fails the test two times within three years, it will become ineligible for Federal aid Title IV participation. This has caused Kaplan to eliminate or limit enrollments in certain educational programs at some or all of its schools and could have a materially adverse effect on its business and operations. On October 9, 2015, Kaplan University received a letter from the ED indicating that it failed to report data on a significant number of programs that were listed as active in the ED’s system. The letter states that until this issue is resolved, Kaplan University cannot start any new programs and failure to resolve could result in material administrative actions.

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

101
The following financial information from Graham Holdings Company Quarterly Report on Form 10-Q for the period ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2015 and 2014, (ii) Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2015 and 2014, (iii) Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014, and (v) Notes to Condensed Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed “furnished” and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

* Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAHAM HOLDINGS COMPANY
(Registrant)

Date: November 5, 2015	/s/ Donald E. Graham
Donald E. Graham, Chairman & Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2015	/s/ Hal S. Jones
Hal S. Jones, Senior Vice President-Finance (Principal Financial Officer)