Form 10-K
period 2015-12-31
Graham Holdings Co
filed 2016-02-26
CIK 104889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
Aggregate market value of the registrant’s common equity held by non-affiliates on June 30, 2015, based on the closing price for the Company’s Class B Common Stock on the New York Stock Exchange on such date: approximately $5,200,000,000. (The aggregate market value of the registrant’s common equity held by non-affiliates on July 1, 2015, immediately following the completion of the spin-off of Cable One, Inc., was approximately $3,000,000,000.)
Shares of common stock outstanding at February 23, 2016:
Class A Common Stock –  964,001 shares
Class B Common Stock –  4,672,230 shares
Documents partially incorporated by reference:
Definitive Proxy Statement for the registrant’s 2016 Annual Meeting of Stockholders
(incorporated in Part III to the extent provided in Items 10, 11, 12, 13 and 14 hereof).

GRAHAM HOLDINGS COMPANY 2015 FORM 10-K

PART I
Item 1. Business.
Graham Holdings Company (the Company) is primarily a diversified education and media company. The Company’s Kaplan subsidiary provides a wide variety of educational services, both domestically and outside the United States. The Company’s media operations comprise the ownership and operation of television broadcasting (through the ownership and operation of five television broadcast stations), plus Slate and Foreign Policy magazines. The Company’s Other Businesses segment includes two home health and hospice providers, three industrial companies and Social Code LLC, a marketing solutions provider. The Company divested its cable division on July 1, 2015, upon completion of the spin-off of Cable One, Inc. (Cable ONE).
Financial information concerning the principal segments of the Company’s business for the past three fiscal years is contained in Note 19 to the Company’s Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K. Revenues for each segment are shown in Note 19 gross of intersegment sales. Consolidated revenues are reported net of intersegment sales, which did not exceed 0.1% of consolidated operating revenues.
The Company’s operations in geographic areas outside the U.S. consist primarily of Kaplan’s non-U.S. operations. During the fiscal years 2015, 2014 and 2013, these operations accounted for approximately 26%, 26% and 25%, respectively, of the Company’s consolidated revenues, and the identifiable assets attributable to non-U.S. operations represented approximately 18% and 14% of the Company’s consolidated assets at December 31, 2015 and 2014, respectively.
Education
Kaplan, Inc., a subsidiary of the Company, provides an extensive range of education and related services worldwide for students and professionals. Kaplan conducts its operations through three segments: Kaplan Higher Education, Kaplan Test Preparation and Kaplan International. In addition, the results of the Kaplan Corporate segment include investment activities, identifying and investing in high-growth-potential education technology companies.
The following table presents revenues for each of Kaplan’s segments:

	Year Ended December 31
(in thousands)	2015	2014	2013
Kaplan Higher Education	$849,625	$1,010,058	$1,080,908
Kaplan Test Preparation	301,607	304,662	293,201
Kaplan International	770,273	840,915	783,588
Kaplan Corporate and Intersegment Eliminations	6,016	4,782	6,037
Total Kaplan Revenue	$1,927,521	$2,160,417	$2,163,734
Kaplan Higher Education
Kaplan Higher Education (KHE) provides a wide array of certificate, diploma and degree programs designed to meet the needs of students seeking to advance their education and career goals.
In 2015, Kaplan’s U.S.-based KHE division included the following businesses: Kaplan University and KHE Campuses. On September 3, 2015, Kaplan sold substantially all of the assets of its KHE Campuses business to Education Corporation of America (ECA), consisting of 38 nationally accredited ground campuses and certain related assets, in exchange for a preferred equity interest in ECA. Kaplan’s Bauder College campus in Atlanta and Mount Washington College in New Hampshire were not part of this sale, however, these schools ceased enrollment in 2014 and 2015, respectively, and are expected to be fully closed in 2016, following the teach-out of current students. As a result, the KHE segment currently consists primarily of Kaplan University.
Kaplan University.  Kaplan University specializes in online education, is accredited by the Higher Learning Commission of the North Central Association of Colleges and Schools (HLC), a regional accreditor approved by the U.S. Secretary of Education, and holds other programmatic accreditations. Most of Kaplan University’s programs are offered online, while some are offered in a traditional classroom format at 14 campuses in Iowa, Indiana, Maine, Maryland, Missouri, Nebraska and Wisconsin and a Kaplan University Learning Center in Maryland. Kaplan University also includes Concord Law School, a fully online law school. At year-end 2015, Kaplan University had approximately 33,000 students enrolled in online programs and approximately 6,800 students enrolled in its classroom-based programs.
Also residing within Kaplan University is the School of Professional and Continuing Education (PACE). PACE offers a wide range of education solutions to assist professionals in advancing their careers by obtaining professional licenses, designations and certifications. This includes solutions for insurance, securities, mortgage and appraisal licensing exams and for advanced designations, such as CFA® and CPA exams. PACE serves more than 3,200 business-to-business clients, including more than 66 Fortune 500 companies. In 2015, close to 500,000 students used PACE’s exam preparation offerings.
Program Offerings and Enrollment
Kaplan University offers certificate and degree programs in a variety of subject areas. Among them are the following:

Certificate	Associate’s	Bachelor’s	Master’s
•   Arts and Sciences

•  Criminal Justice~

•   Education Studies*

•   Health Sciences

•   Information Systems and Technology*+

•   Legal and Paralegal Studies+

•   Nursing~+

~certificate/diploma
*graduate certificate
+post-baccalaureate certificate

•   Arts and Sciences

•   Business/Management

•   Criminal Justice

•   Fire Safety and Emergency Management

•   Health Sciences

•   Information Systems and Technology

•   Legal and Paralegal Studies

•   Nursing

•   Public Administration

•   Arts and Sciences

•   Business/Management

•   Criminal Justice

•   Fire Safety and Emergency Management

•   Health Sciences

•   Information Systems and Technology

•   Legal and Paralegal Studies

•   Nursing

•   Political Science and Public
    and Environmental Policy

•   Arts and Sciences

•   Business/Management

•   Criminal Justice

•   Health Sciences

•   Education Studies

•   Information Systems and Technology

•   Legal and Paralegal Studies

•   Nursing

•   Public and Environmental Policy

Kaplan University’s higher education enrollments by certificate and degree programs are set forth below:

	At December 31
	2015	2014	2013
Certificate	4.4%	2.3%	1.5%
Associate’s	25.0%	29.6%	32.1%
Bachelor’s	48.4%	44.3%	43.5%
Master’s	22.2%	23.8%	22.9%
Total	100.0%	100.0%	100.0%
Financial Aid Programs and Regulatory Environment
Funds provided under the U.S. Federal student financial aid programs that have been created under Title IV of the U.S. Federal Higher Education Act of 1965, as amended (Higher Education Act), historically have been responsible for a majority of KHE revenues. During 2015, funds received under Title IV programs accounted for approximately $628 million, or approximately 74%, of total KHE revenues, and 32.6% of Kaplan, Inc. revenues. The Company estimates that funds received from students borrowing under third-party private loan programs comprised approximately 0.3% of KHE revenues. Direct student payments, funds received under various state and federal agency grant programs and corporate reimbursement under tuition assistance programs accounted for most of the remaining 2015 KHE revenues. The significant role of Title IV funding in the operations of KHE is expected to continue.
Title IV programs encompass various forms of student loans and non-repayable grants. In some cases, the U.S. Federal government subsidizes a portion of the student interest expense of Title IV loans. Subsidized loans and grants are only available to students who can demonstrate financial need. During 2015, about 81.5% of the approximate $628 million of Title IV funds received by KHE came from student loans, and approximately 18.5% of such funds came from grants.
Title IV Eligibility and Compliance With Title IV Program Requirements. To maintain eligibility to participate in Title IV programs, a school must comply with extensive statutory and regulatory requirements relating to its financial aid management, educational programs, financial strength, administrative capability, compensation practices, facilities, recruiting practices, representations made to current and prospective students, and various other matters. In addition, the school must be licensed, or otherwise legally authorized, to offer postsecondary educational programs by the appropriate governmental body in the state or states in which it is physically located or is otherwise subject to state authorization requirements, be accredited by an accrediting agency recognized by the U.S. Department of Education (ED) and be certified to participate in the Title IV programs by the ED. Schools are required periodically to apply for renewal of their authorization, accreditation or certification with the applicable state governmental bodies, accrediting agencies and the ED. In accordance with ED regulations, our campuses are grouped into institutions consisting of a main campus and, if applicable, additional campus locations. In turn, each overall institution is assigned its own identification number, known as an OPEID number for the purpose of determining compliance with certain Title IV requirements. As a result, as of the end of 2015, the schools in KHE consist of a total of three institutions or OPEID numbers. No assurance can be given that our institutions or their individual programs will maintain their Title IV eligibility, accreditation and state authorization in the future or that the ED might not successfully assert that one or more of the institutions has previously failed to comply with Title IV requirements.
The ED may place a school on provisional certification status under certain circumstances, including, but not limited to, failure to satisfy certain standards of financial responsibility or administrative capability, or upon a change in ownership resulting in a change of control. Provisional certification status carries fewer due process protections than full certification. As a result, the ED may withdraw an institution’s provisional certification more easily than if it is fully certified. In addition, the ED may subject an institution on provisional certification status to greater scrutiny in some instances, for example, when it applies for approval to add a new location or program or makes another substantive program change. Provisional certification does not otherwise limit access to Title IV program funds by students attending the institution. On December 17, 2015, Kaplan University received notice from the ED that it had been placed on provisional certification status until September 30, 2018, in connection with an open and ongoing ED program review. The ED has not notified Kaplan University of any negative findings. However, at this time we cannot predict the outcome of the program review. During the period of provisional certification, Kaplan University must obtain prior ED approval to open a new location, add an educational program, acquire another school or make any other significant change.
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
Student Default Rates.  A school may lose its eligibility to participate in Title IV programs if student defaults on the repayment of Title IV loans exceed specified rates, referred to as “cohort default rates.” The ED calculates a cohort default rate for each OPEID number. Kaplan University will be the only OPEID unit that will be continuing operations through 2016. If a school’s cohort default rate exceeds 40% for any single year, it will lose its eligibility to participate in the Direct Loan programs for at least two fiscal years, effective 30 days after notification from the ED. If a school’s cohort default rate equals or exceeds 30% for three consecutive years, it will lose its Title IV eligibility to participate in the Direct Loan and U.S. Federal Pell Grant programs effective 30 days after notification from the ED and will remain ineligible for at least two fiscal years. If a school’s cohort default rate equals or exceeds 30% in two of the three most recent fiscal years for which rates have been issued by the ED, it may be placed on provisional certification by the ED.
The three-year cohort default rates for Kaplan University, the only OPEID unit that will be continuing operation through the end of 2016, for the U.S. Federal fiscal years ending September 30, 2012, 2011 and 2010, were 12.9%, 20.4% and 26.2%, respectively.
Because KHE receives a significantly lower level of taxpayer-funded grants and subsidies than community colleges, state schools and not-for-profit schools, KHE’s schools are more dependent on tuition, and its students are more dependent on loans.
Kaplan has dedicated resources to help students who are at risk of default. Kaplan personnel contact students and provide assistance, which includes providing students with specific loan repayment information, lender contact information and debt counseling. Kaplan has also implemented a financial literacy and counseling program for current students and provides career counseling services. In addition, Kaplan implemented the Kaplan Commitment program in 2010, which provides first-time undergraduate students with a risk-free trial period. Students who withdraw or are subject to dismissal during the risk-free trial period do not incur any significant financial obligation. However, no assurances can be given that these resources or programs will enable Kaplan’s schools to maintain cohort default rates below the thresholds for sanctions.

Recent Federal Rulemaking
New Regulatory Initiative. In August 2015, the ED announced its intent to begin a new regulatory initiative to determine the acts or omissions by a postsecondary institution that may be used by a borrower as a defense to repayment of certain Title IV loans and the consequences of such borrower defenses for borrowers, institutions, and the ED. In October 2015, the ED solicited nominees for negotiators to serve on a negotiated rulemaking committee to develop proposed regulations to address (1) the procedures to be used by a borrower to establish a defense to repayment; (2) the criteria that the ED will use to identify acts or omissions of an institution that constitute defenses to repayment of Federal Direct Loans, including the creation of a Federal standard; (3) the standards and procedures that the ED will use to determine the liability of the institution for amounts based on borrower defenses; (4) the effect of borrower defenses on institutional capability assessments; and (5) other loan discharges. In addition, the committee may also consider if and how these issues will affect loans made under the Federal Family Education Loan Program. The negotiated rulemaking committee began a series of meetings in January 2016 that are expected to conclude in the spring of 2016. The ED is expected to publish proposed regulations that would be subject to notice and public comment and to publish final regulations by November 2016 that would take effect the following year. The regulations could include provisions that result in standards and procedures for determining institutional liabilities for discharged loans and for imposing other sanctions on institutions. The Company cannot predict the ultimate scope and content of the regulations, nor can it predict their impact on KHE.
Final Regulations. In 2015, the ED issued final regulations that focused on Program Integrity and Improvement requirements in the following areas:

•	Cash management of funds provided under the Title IV Federal student aid programs, including the use of debit cards and the handling of Title IV credit balances;

•	Clock to credit-hour conversion;

•	Books and supplies; and

•	The application of the repeat coursework provisions to graduate and undergraduate programs.
Gainful Employment. Under the Higher Education Act, certain education programs are required to lead to gainful employment (GE) in a recognized occupation in order to be eligible to participate in the Title IV programs. In June 2011, the ED issued final regulations that tie an education program’s Title IV eligibility to whether the program leads to gainful employment. On June 30, 2012, the U.S. District Court for the District of Columbia vacated most of these final regulations.
The ED convened a negotiated rulemaking committee in September 2013 to develop new proposed GE regulations. The final regulations were released on October 31, 2014, and generally became effective July 1, 2015. Among other requirements, each program subject to the GE regulations must meet one of two debt-to-earnings rates, which compare Title IV-aided graduates’ payments on debt incurred to attend the program to their annual earnings and discretionary income as defined and calculated in the regulations. The ED will calculate the debt-to-earnings rates using income information obtained from the Social Security Administration, federal Title IV loan debt information gathered from its own records and private loan and institutional debt data provided by schools. If a program’s graduates’ median debt payments exceed 8% of the graduates’ mean and median annual earnings and 20% of the graduates’ mean and median discretionary income, the program will be placed on a warning status (referred to by the ED as “zone” status). If a program’s graduates’ median debt payments exceed 12% of the graduates’ mean and median annual earnings and 30% of the graduates’ mean and median discretionary income, the program will fail the debt-to-earnings rates metric. If a program fails the test two times within three years, it will become ineligible to participate in the Title IV programs for a period of three years. If a program fails the test or is in the zone for four consecutive years, it will become ineligible to participate in the Title IV programs for a period of three years. In addition, the regulation requires an institution to provide to current and prospective students prescribed warnings of the potential ineligibility of the program in any year for which the program could become ineligible based on a rate for the next year that is in the zone or failing.
The regulations also include revised requirements for public disclosure of program information and certain outcomes (including graduation, placement, and repayment rates, and other consumer information); these new disclosure requirements take effect on January 1, 2017. Until such time, schools must continue to make disclosures pursuant to the disclosure provisions of the June 2011 final regulations, which remain in effect. The regulations also contain reporting requirements under which schools must annually provide the ED with certain information needed to compute the debt-to-earnings rates and several of the other disclosure elements. On October 9, 2015, Kaplan University received a letter from the ED indicating that it had failed to report data on a significant number of programs that were listed as active in the ED’s system. The letter stated that until the issue is resolved, Kaplan University cannot start any new programs and failure to resolve the issue could result in material administrative actions. Kaplan University has corrected the issue, but no assurances can be made that the ED will accept those corrections, will not find additional issues or will not take further action against Kaplan University.

In addition, the regulations include a “certification” requirement that each program subject to the regulations (i) be approved by an accrediting agency recognized by the ED, (ii) have programmatic accreditation if required by a governmental entity in a state in which the school is located or otherwise required to obtain state authorization under ED’s regulations, and (iii) for each state in which the school is located or otherwise required to obtain state authorization under the ED’s regulations, meet applicable educational prerequisites for professional licensure or certification requirements in such state(s) so that graduates qualify to take any licensure or certification exam that is needed for such graduates to practice or find employment in such state(s) in an occupation that the program prepares graduates to enter. In addition, a school will be required to certify that any new Title IV-eligible education program it establishes is not “substantially similar” (as defined in the GE regulations) to a program that is ineligible under the regulations. This “certification” requirement has had a material negative impact on Kaplan University’s Concord Law School’s Juris Doctor program, which accounted for less than 1% of KHE’s 2015 revenue. Because it is completely online, that program does not have accreditation necessary to allow graduates to become licensed to practice law upon graduation and qualify to take the bar exam in any state other than California. Accordingly, because the ED has not provided guidance that narrows the rule as written, in 2015 Concord Law School was required to cease enrollments in multiple states. Changes in the state authorization law, discussed below, may extend the certification requirement to other states and further impact our schools.
Some of the data needed to compute the debt-to-earnings rates and project their impact on program eligibility under the GE regulations are not accessible to the Company, including graduate earnings information that will be compiled by the Social Security Administration. In addition, the continuing eligibility of programs for Title IV funding may be affected by factors beyond Kaplan’s control, such as changes in the actual or deemed earnings level of its graduates, changes in student borrowing levels, increases in interest rates, changes in the U.S. Federal poverty income level relevant for calculating one of the proposed debt-to-earnings rates and other factors. As a result, the ultimate outcome of the GE regulations and their impact on Kaplan’s operations are still uncertain. Kaplan is continuing efforts to mitigate the potential negative impact of GE. These efforts include increasing career services support, implementing financial literacy counseling, creating program-specific tuition reductions and scholarships and revising the pricing model to implement a tuition cap for at-risk programs. Although Kaplan is taking these and other steps to address compliance with GE regulations, there can be no guarantee that these measures will be adequate to prevent a material number of programs from either failing the debt-to-earnings rates or being put on warning status. This has caused Kaplan to eliminate or limit enrollments in certain educational programs at some or all of its schools; may result in the loss of student access to Title IV programs; and has had a material adverse effect on KHE’s revenues, operating income, cash flows and the estimated fair value of the reporting unit. The ED has indicated that the first debt-to-earnings rates to be calculated under the new regulations are expected to be issued first in draft form later in 2016 and then in final form later in 2016 or in early 2017.
Incentive Compensation. Under the incentive compensation rules as revised in 2011, an institution participating in Title IV programs may not provide any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV funds. Kaplan has taken steps to comply fully with these rules and the related guidance. Among the actions taken, Kaplan revised its compensation plans for admissions personnel and eliminated enrollment results as a component in the determination of compensation. Kaplan believes that this change in its approach to recruiting has adversely impacted, and will continue to adversely impact, its enrollment rates, operating costs, business and results of operation. Kaplan cannot predict how the ED will interpret and enforce all aspects of the revised incentive compensation rule in the future.
The 90/10 Rule.  Under regulations referred to as the 90/10 rule, an institution would lose its eligibility to participate in Title IV programs for a period of at least two fiscal years if the institution derives more than 90% of its receipts from Title IV programs, as calculated on a cash basis in accordance with the Higher Education Act and applicable ED regulations, in each of two consecutive fiscal years. An institution with Title IV receipts exceeding 90% for a single fiscal year would be placed on provisional certification and may be subject to other enforcement measures. Kaplan University derived less than 79% and less than 81% of its receipts from Title IV programs in 2015 and 2014, respectively.
KHE is taking various measures to reduce the percentage of its receipts attributable to Title IV funds, including modifying student payment options; emphasizing direct-pay and employer-paid education programs; encouraging students to evaluate carefully the amount of their Title IV borrowing; eliminating some programs; cash-matching; and developing and offering additional non-Title IV-eligible certificate preparation, professional development and continuing education programs. Kaplan has taken steps to ensure that revenue from programs acquired by Kaplan University is eligible to be counted in that campus’s 90/10 calculation. However, there can be no guarantee that the ED will not challenge the inclusion of revenue from any acquired program in KHE’s 90/10 calculations or will not issue an interpretation of the 90/10 rule that would exclude such revenue from the calculation. There can be no guarantee that these measures will be adequate to prevent the 90/10 ratio at Kaplan University from exceeding 90% in the future. In addition, certain legislators have proposed amendments to the Higher Education Act that would lower the threshold percentage in the 90/10 rule to 85%, treat non-Title IV federal funds as Title IV funds in the 90/10 calculation and make other refinements to the calculation. If these proposals or similar laws or regulations are adopted, they would make it more difficult for KHE institutions to comply with the 90/10 rule.
Change of Control. If an institution experiences a change of control under the standards of applicable state agencies, accrediting agencies or the ED, the institution must seek the approval of the relevant agencies. An institution that undergoes a change of control, which may include a change of control of the institution’s parent corporation or other owners, must be reviewed and recertified by the ED and obtain approvals from certain state agencies and accrediting bodies, in some cases prior to the change of control. The standards pertaining to a change of control are not uniform and are subject to interpretation by the respective agencies. Certifications obtained from the ED following a change in control are granted on a provisional basis that permits the institution to continue participating in Title IV programs, but provides fewer procedural protections than full certifications. As a result, the ED may withdraw an institution’s provisional certification more easily than if it is fully certified. In addition, the ED may subject an institution on provisional certification status to greater scrutiny in some instances, for example, when it applies for approval to add a new location or program or makes another substantive change.
Standards of Financial Responsibility. An institution participating in Title IV programs must maintain a certain level of financial responsibility as determined under the Higher Education Act and under ED regulations. The ED measures an institution’s financial responsibility by compiling a composite score, ranging from -0.1 to 3.0, pursuant to a formula that incorporates various financial data from annual financial statements submitted to the ED. If an institution fails to achieve a composite score of at least 1.5 or fails to comply with other financial responsibility standards, the ED may place conditions on the institution’s participation in Title IV programs, impose monitoring and reporting requirements, transfer the institution from the advance system of Title IV payment to a heightened cash-monitoring or reimbursement system of payment, and may require the institution to submit to the ED a letter of credit in an amount equal to at least 10% of the institution’s annual Title IV program funds received by the institution during its most recently completed fiscal year, although the ED could require a letter of credit based on a higher percentage than 50% of the total Title IV program funds. The ED historically has evaluated the financial responsibility of the KHE institutions based on the financial results of KHE. For the 2015 fiscal year, Kaplan expects KHE to have a composite score of 2.97, based on its own assessment using ED methodology. However, the ED will make its determination once it receives and reviews KHE’s audited financial statements for the 2015 fiscal year.
Administrative Capability. The Higher Education Act, as reauthorized, directs the ED to assess the administrative capability of each institution to participate in Title IV programs. The failure of an institution to satisfy any of the criteria used to assess administrative capability may cause the ED to determine that the institution lacks administrative capability and subject the institution to additional scrutiny, deny eligibility for Title IV programs or impose other sanctions. To meet the administrative capability standards, an institution must, among other things:

•	Comply with all applicable Title IV program requirements;

•	Have an adequate number of qualified personnel to administer Title IV programs;

•	Have acceptable standards for measuring the satisfactory academic progress of its students;

•	Have procedures in place for awarding, disbursing and safeguarding Title IV funds and for maintaining required records;

•	Administer Title IV programs with adequate checks and balances in its system of internal control over financial reporting;

•	Not be, and not have any principal or affiliate who is, debarred or suspended from U.S. Federal contracting or engaging in activity that is cause for debarment or suspension;

•	Provide adequate financial aid counseling to its students;

•
Refer to the ED’s Office of the Inspector General any credible information indicating that any applicant, student, parent, employee, third-party servicer or other agent of the institution has engaged in any fraud or other illegal conduct involving Title IV programs;

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

Some states have sought to assert jurisdiction over online educational institutions that offer education services to residents in the state or to institutions that advertise or recruit in the state, notwithstanding the lack of a physical location in the state. State regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states and are subject to change. If KHE is found not to be in compliance with an applicable state regulation and a state seeks to restrict one or more of KHE’s business activities within its boundaries, KHE may not be able to recruit or enroll students in that state and may have to cease providing services in that state.
The ED regulations that became effective on July 1, 2011, expanded the requirements for an institution to be considered legally authorized in the state in which it is physically located for Title IV purposes. In some cases, the regulations required states to revise their current requirements and/or to license schools in order for institutions to be deemed legally authorized in those states and, in turn, to participate in the Title IV programs. If a state’s requirements are found not to be in compliance with these ED regulations or if KHE institutions do not receive state approvals where necessary, the institutions could be deemed to lack the state authorization necessary to participate in the Title IV programs and be subject to loss of Title IV eligibility, repayment obligations and other sanctions. Due to an exemption, Kaplan University’s home state of Iowa does not require Kaplan University to be registered in Iowa. However, to comply with the law, Kaplan University was granted affirmative registration in Iowa. Kaplan believes that all of Kaplan University’s campuses currently meet the ED requirements to be considered legally authorized to provide the programs they offer in the states in which the campuses are located. The ED has stated that it will not publish a list of states that meet, or fail to meet, the state authorization requirements, and it is uncertain how the ED will interpret these requirements in each state.
In addition, the ED regulations that took effect on July 1, 2011, required institutions offering postsecondary education to students through distance education in a state in which the institution is not physically located, or in which it is otherwise subject to state jurisdiction as determined by the state, to meet any applicable state requirements for it to be legally offering postsecondary distance education in that state. In June 2012, the U.S. Court of Appeals for the District of Columbia vacated the regulations with respect to distance education. Between February and May 2014, the ED convened a negotiated rulemaking committee to develop proposed regulations on a variety of topics that included state authorization for programs offered through distance education or correspondence education. The ED paused the negotiated rulemaking process without publishing new regulations on this topic. The ED may resume this process in the future and publish new distance-education state authorization requirements that may require Kaplan University to be registered in additional states. If Kaplan is unable to obtain the required approvals for distance-education programs, then Kaplan students residing in the state for which approval was not obtained may be unable to receive Title IV funds, which could have a material adverse effect on Kaplan’s business and operations.
Congressional Reauthorization of Title IV Programs. All of the Title IV programs are subject to periodic legislative review and reauthorization. In addition, while Congress historically has not limited the amount of funding available for the various Title IV student loan programs, the availability of funding for the Title IV programs that provide for the payment of grants is primarily contingent upon the outcome of the annual U.S. Federal appropriations process. Congress also can make changes in the laws affecting Title IV programs in those annual appropriations bills and in other laws it enacts between Higher Education Act reauthorizations. The Higher Education Act was reauthorized through September 2014 and has continued to receive annual appropriations. The Senate Health, Education, Labor and Pensions Committee (HELP) and the House Education and the Workforce Committee have held a series of hearings on reauthorization of the Higher Education Act, but it is not known when Congress will make changes to that statute or to other laws affecting U.S. Federal student aid.
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
Program Reviews, Audits and Investigations.  Kaplan’s schools are subject to audits or program compliance reviews by various external agencies, including the ED, its Office of the Inspector General, other federal agencies including the Department of Defense and the Department of Veterans Affairs, and state accrediting agencies. While program reviews may be undertaken for a variety of reasons, they are performed routinely as part of regulatory oversight of institutions that participate in Title IV or federal or state student funding programs. If the ED or another regulatory agency determines that an institution has improperly disbursed Title IV or other federal or state program funds or violated a provision of the Higher Education Act or other federal or state law or regulations, the affected institution may be required to repay funds to the ED or the appropriate federal or state agency or lender and may be assessed an administrative fine and be subject to other sanctions. Although Kaplan endeavors to comply with all U.S. Federal and state laws and regulations, Kaplan cannot guarantee that its interpretation of the relevant rules will be upheld by the ED or other agencies or upon judicial review.
On February 23, 2015, the ED began a review of Kaplan University. The review will assess Kaplan’s administration of its Title IV and Higher Education Act programs and will initially focus on the 2013 to 2014 and 2014 to 2015 award years. On December 17, 2015, Kaplan University received a notice from the ED that it had been placed on provisional certification status until September 30, 2018, in connection with the open and ongoing ED program review. The ED has not notified Kaplan University of any negative findings. However, at this time, Kaplan cannot predict the outcome of this review, when it will be completed or any liability or other limitations that the ED may place on Kaplan University as a result of this review. During the period of provisional certification, Kaplan University must obtain prior ED approval to open a new location, add an educational program, acquire another school or make any other significant change.
In addition, there are four open program reviews at campuses that were part of the KHE Campuses business, including the ED’s final reports on the program reviews at KHE’s Broomall, PA, and Pittsburgh, PA, locations. Kaplan retains responsibility for any financial obligation resulting from the ED program reviews at the KHE Campuses business that were open at the time of sale of the campuses to ECA.
Institutional and Programmatic Accreditation.  Accreditation is a process through which an institution submits itself to qualitative review by an organization of peer institutions. Pursuant to the Higher Education Act, the ED relies on accrediting agencies to determine whether the academic quality of an institution’s educational programs is sufficient to qualify the institution to participate in Title IV programs. As noted previously, to remain eligible to participate in Title IV programs, a school must maintain its institutional accreditation by an accrediting agency recognized by the ED. Kaplan’s schools are subject to reviews by the accrediting agencies that accredit them and their educational programs. Kaplan University’s regional accreditation by the HLC is required to be reaffirmed in 2016. As part of this process, in the second quarter of 2016, the HLC will conduct reaffirmation site visits at multiple Kaplan University campuses as well as a broad review of Kaplan University’s academics and policies. Although we cannot at this time predict the outcome of this process, Kaplan University expects this process to be complete by the end of 2016.
Programmatic accreditation is the process through which specific programs are reviewed and approved by industry-specific and program-specific accrediting entities. Although programmatic accreditation is not generally necessary for Title IV eligibility, such accreditation may be required to allow students to sit for certain licensure exams or to work in a particular profession or career or to meet other requirements. Kaplan University programs maintain a variety of programmatic accreditations that KHE believes are appropriate to ensure the quality of the programs or to enable students to seek necessary credentials upon graduation.
Return of Title IV Funds.  ED regulations require schools participating in Title IV programs to calculate correctly and return on a timely basis unearned Title IV funds disbursed to students who withdraw from a program of study prior to completion. These funds must be returned in a timely manner, generally within 45 days of the date the school determines that the student has withdrawn. Under ED regulations, failure to make timely returns of Title IV program funds for 5% or more of students sampled in a school’s annual compliance audit, or in a program review or Office of the Inspector General (OIG) audit, could result in a requirement that the school post a letter of credit in an amount equal to 25% of its prior-year returns of Title IV program funds. Currently, none of KHE’s schools is required to post a letter of credit. If unearned funds are not properly calculated and returned in a timely manner, an institution is subject to monetary liabilities, fines or other sanctions.

Test Preparation
In 2015, Kaplan Test Preparation (KTP) included test preparation businesses in pre-college, graduate, health and bar review, as well as new businesses in new economy skills training (NEST) and in career advising. KTP also published test preparation and other books through its Kaplan Publishing business. Each of these businesses is discussed below.
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
KTP delivers courses at numerous venues throughout the U.S., Canada, Puerto Rico, Mexico and London. These courses are taught at more than 70 KTP-branded locations and at numerous other locations such as hotels, high schools and universities. KTP also offers courses online, typically in a live online classroom or a self-study format. Private tutoring services are provided in person in select markets and online throughout the U.S. In addition, KTP licenses material for certain of its courses to third parties and to a Kaplan affiliate, which, during 2015, delivered courses at 31 locations in 50 countries outside the U.S. KTP also offers college admissions examination preparation courses and materials directly to high schools and school districts.
During 2015, KTP enrolled over 360,000 students in its courses, including more than 155,000 enrolled in online programs.
New Economy Skills Training. In 2015, KTP entered the NEST market in New York, California and Illinois with two offerings. The acquisition of Dev Bootcamp established KTP as a leader in software developer bootcamps, which are programs that provide students with job-ready computer coding skills. KTP also launched Metis, which offers data science and plans to offer marketing and other NEST programs.
Publishing.  Kaplan Publishing focuses on print test preparation resources sold through retail channels. At the end of 2015, Kaplan Publishing had close to 300 products available in print and digital formats, including more than 100 digital products.
Kaplan International
Kaplan International (KI) operates businesses in Europe and the Asia Pacific region. Each of these businesses is discussed below.
Europe.  In Europe, Kaplan International operates the following businesses, all of which are based in the U.K. and Ireland: Kaplan UK, Kaplan International Colleges (KIC) and a set of higher education institutions.
The Kaplan UK business in Europe is a provider of training, test preparation services and degrees for accounting and financial services professionals, including those studying for ACCA, CIMA and ICAEW qualifications. In addition, Kaplan UK provides professional training. In 2015, Kaplan UK provided courses to over 48,500 students in accountancy and financial services. Kaplan UK is headquartered in London, England, and has 24 training centers located throughout the U.K.
The KIC business comprises a university pathways business and an English-language training business. The university pathways business offers academic preparation programs especially designed for international students who wish to study in English-speaking countries. In 2015, university preparation programs were being delivered in Australia, China, Nigeria, Singapore, the U.K. and the U.S., serving 12,000 students in partnership with 44 universities.
The English-language business provides English-language training, academic preparation programs and test preparation for English proficiency exams, principally for students wishing to study and travel in English-speaking countries. KIC operates a total of 41 English-language schools, with 22 located in the U.K., Ireland, Australia, New Zealand and Canada, and 19 located in the U.S., where they operate under the name Kaplan International Centers. During 2015, the English-language business served approximately 53,500 students for in-class English-language instruction provided by Kaplan.
Kaplan also operates two higher education institutions in Europe, located in the U.K. and Ireland. These institutions are Dublin Business School and Kaplan Open Learning. At the end of 2015, these institutions enrolled an aggregate of approximately 5,400 students. During 2015, Kaplan closed a higher education institution in Europe, Holborn College.

Certain Kaplan International businesses serve a significant number of international students; therefore, the ability to sponsor students from outside the European Economic Area (EEA) and Switzerland to come to the U.K. is critical to these businesses. Pursuant to regulations administered by the United Kingdom Visa and Immigration Department (UKVI), KIC’s university pathways business and Kaplan Financial Limited are required to hold or operate Tier 4 sponsorship licenses to permit international students to come to the U.K. to study the courses they deliver. All of KIC’s UK English-language schools also have Tier 4 licenses to enable them to teach international students, although, in general, students studying the English language can choose to enter the U.K. on a student visitor visa as opposed to a Tier 4 visa.
Each Tier 4 license holder is also required to ensure that it has passed the Basic Compliance Assessment (BCA) and holds Educational Oversight accreditation. Without these criteria being met, Kaplan International’s U.K. schools would not be permitted to issue a Confirmation for Acceptance of Studies (CAS) to potential incoming international students, which is a prerequisite to a student obtaining a Tier 4 student visa. The revised immigration rules also require all private institutions to obtain Educational Oversight accreditation. Educational Oversight requires a current and satisfactory full inspection, audit or review by the appropriate academic standards body. Failure to comply with these new rules has the potential to adversely impact the number of international students studying through Kaplan International.
For Kaplan UK, Kaplan Financial Limited currently holds Tier 4 license status under a Kaplan master license enabling it to sponsor international students. Kaplan UK met the UKVI requirements throughout 2015.
With respect to KIC’s businesses in the U.K., the pathways group of colleges continues to retain Tier 4 sponsor status and Educational Oversight accreditation, and all gained the status of “commendable progress” in the Quality Assurance Agency Educational Oversight Annual Monitoring. One of the most recent embedded pathways colleges within the University of the West of England, which obtained Educational Oversight in 2014, was granted a full Tier 4 sponsor license in 2015. The pathway colleges at the University of Brighton and Bournemouth University have also gained their own Tier 4 sponsor licenses.
In April 2015, the UKVI replaced the previous requirement that each Tier 4 license holder have Highly Trusted Sponsor (HTS) status with one overall Tier 4 status requirement. Ten of the Kaplan colleges subsequently completed their Tier 4 renewal in 2015. With the restructuring of the Tier 4 licenses, the next Tier 4 renewal submissions will be due in July/August 2016, with one exception, the Pathway College in Brighton, whose renewal will be due in March 2016.
All of the English-language schools presently have Tier 4 sponsor status and have completed annual monitoring achieving “extended expectations” from the Independent Schools Inspectorate. The Kaplan International English-language business is considering a consolidation of its Tier 4 licenses from June 2016 so that only four UK English-language schools will remain on the Kaplan Tier 4 master license. As noted above, students studying the English language can choose to enter the U.K. on a student visitor visa as opposed to a Tier 4 visa.
Changes continue to be made to U.K. immigration rules. The UKVI continues to tighten the regulations around sponsoring students from outside the EEA and Switzerland. Changes over the past three years have included the introduction of a rule that restricts to five years the time a sponsored student can spend studying at or above degree level in the U.K. The post-study work visa, which permitted postgraduate students to work in the U.K. without being sponsored, was closed to new applicants. In addition, sponsored students who do not attend an institution that qualifies as a Higher Educational Institution (HEI), which includes students attending Kaplan UK’s colleges, are no longer permitted to work part time while studying. In 2013, the biggest change was the introduction of a new screening process called a “Credibility Check” for potential students. This interview process can affect the number of visa refusals Kaplan International’s businesses receive, which is a risk factor for loss of the relevant license. However, Kaplan International has not experienced a significant increase in visa refusals. Since the introduction of the Points-Based System in 2009, all Tier 4 students are subject to strict checks pre and post arrival, including verification that their qualifications are genuine, confirmation that the students maintain a good attendance record and that they can be contacted at all times, and verification that they have academic progression and that their visa is valid at all times while they are present in the U.K. Failure to meet these requirements obliges Kaplan International to withdraw sponsorship and report these students to the UKVI. In 2014, there were additional changes to the UKVI rules, including a significant tightening of the core measurable with respect to visa refusals. Effective November 1, 2014, no more than 10% of the students to whom a CAS is issued by a Tier 4 license sponsor can have their visa refused. Formerly, the limit was set at 20%. In 2015, the Tier 4 licenses for Kaplan Financial, KIC’s London College and all of KI’s English-language colleges were consolidated into one single “master” license. If this license were lost, all of these colleges would lose the ability to sponsor international students. Furthermore, students applying to another education provider after completing their studies at these colleges are now required to return home to apply for a second visa. All of KI’s colleges dedicated to working with one university partner that held their own individual sponsor license before the introduction of the master license have retained their individual licenses. Academic service providers are required to have rigorous processes to verify all English-language test certificates. The introduction of revised immigration rules has negatively impacted Kaplan UK’s enrollment rate in relation to students from outside the EEA and Switzerland.
No assurance can be given that each Kaplan International business in the U.K. will be able to maintain its Tier 4 BCA status and Educational Oversight accreditation. Maintenance of each of these approvals requires compliance with several core metrics that may be difficult to attain. Loss of either Tier 4 BCA status or Educational Oversight accreditation would have a material adverse effect on Kaplan Europe’s operating results.
In January 2016, Kaplan International acquired Mander Portman Woodward (MPW), a U.K. independent sixth-form college which prepares domestic and international students for A-level examinations that control admission to U.K. universities. MPW operates three colleges in London, Cambridge and Birmingham.
Asia Pacific. In the Asia Pacific region, Kaplan operates businesses primarily in Singapore, Australia, New Zealand, Hong Kong and China.
In Singapore, Kaplan operates three business units: Kaplan Higher Education, Kaplan Financial and Kaplan Professional. During 2015, the Higher Education and Financial divisions served more than 20,000 students from Singapore and 4,000 students from other countries throughout Asia and Western Europe. Kaplan Professional provided short courses to approximately 21,000 professionals, managers, executives and businesspeople in 2015.
Kaplan Singapore’s Higher Education business provides students with the opportunity to earn bachelor’s and postgraduate degrees in various fields on either a part-time or full-time basis. Kaplan Singapore’s students receive degrees from affiliated educational institutions in Australia and the U.K. In addition, this division offers pre-university and diploma programs.
Kaplan Singapore’s Financial business provides preparatory courses for professional qualifications in accountancy and finance, such as the Association of Chartered Certified Accountants (ACCA) and the Chartered Financial Analyst (CFA). Kaplan Singapore’s Professional business, which is an authorized Workforce Development Agency Continuing Education Training (CET) Centre, provides professionals with various skills training to help them rejoin the workforce, shift to new careers or catch up with changes that occur in the workplace.
In Australia, Kaplan delivers a broad range of financial services programs from certificate level through master’s level together with professional development offerings through Kaplan Professional, as well as higher education programs in business, accounting, hospitality and tourism and management through Kaplan Business School. In 2015, these businesses provided courses to approximately 11,000 students through classroom programs and to more than 31,000 students through online or distance-learning programs.
Kaplan Australia’s English-language business is part of KIC, which operates across seven locations in Australia and one location in New Zealand, teaching more than 7,000 students per year. The Kaplan Australia Pathways business is also part of KIC. It consists of Murdoch Institute of Technology and Bradford College and offers pathways and foundational education to approximately 1,200 students wishing to enter Murdoch University in Perth and the University of Adelaide, respectively.
In 2015, Kaplan sold its Franklyn Scholar business that offered a wide range of custom-developed programs to corporate clients at the vocational education level.
In Hong Kong, Kaplan operates three business units: Kaplan Financial, Kaplan Language Training and Kaplan Higher Education, serving more than 9,000 students annually.
Kaplan Hong Kong’s Financial division delivers preparatory courses to more than 7,000 students and business executives wishing to take professional qualifications in accountancy, including HKICPA, ACCA and CPA, and financial markets designations, including CFA, LE, FRM and CIAI.
Hong Kong’s Language Training division offers both test preparation for overseas study and college applications including TOEFL, IELTS, SAT and GMAT, to approximately 1,000 students.
Kaplan Hong Kong Higher Education division offers both full-time and part-time programs to more than 1,000 students studying for degrees from leading Western universities. Students gain doctorate, master’s and bachelor’s degrees in Hong Kong. Kaplan also offers a proprietary pre-college diploma program through Kaplan Business and Accountancy School.
In August 2014, Kaplan entered into an agreement in China to sell both its ACCA training programs business and four schools that deliver university preparation programs. Final local transfer mechanics were completed in January 2015. Kaplan continues to retain franchise arrangements with third parties in China to deliver programs.
In June 2014, Kaplan Holdings Limited (Hong Kong) signed a joint venture agreement with CITIC Press Corporation. Under the terms of the agreement, the parties have now incorporated a joint venture company, Kaplan

CITIC Education Co. Limited, which is 49% owned by Kaplan Holdings Limited. The joint venture company will undertake training consultancy and related businesses in China.
Each of Kaplan’s international businesses is subject to unique and often complex regulatory environments in the countries in which they operate. The degree of consistency in the application and interpretation of such regulations can vary significantly in certain jurisdictions, which can make compliance challenging. No assurance can be given that Kaplan will be able to comply with foreign regulations, and failure to do so could materially and adversely affect Kaplan’s operating results.
Television Broadcasting
Graham Media Group, Inc. (GMG), a subsidiary of the Company, owns five television stations, located in Houston, TX; Detroit, MI; Orlando, FL; San Antonio, TX; and Jacksonville, FL. as well as SocialNewsDesk, a provider of social-media, management tools designed to connect newsrooms with their users. The following table sets forth certain information with respect to each of the Company’s television stations:

Station Location and Year Commercial Operation Commenced	National Market Ranking (a)	Primary Network Affiliation	Expiration Date of FCC License	Expiration Date of Network Agreement	Total Commercial Stations in DMA (b)
KPRC, Houston, TX, 1949	10th	NBC	Aug. 1, 2022	Dec. 31, 2016	14

WDIV, Detroit, MI, 1947	13th	NBC	Oct. 1, 2021	Dec. 31, 2016	8

WKMG, Orlando, FL, 1954	19th	CBS	Feb. 1, 2021	April 6, 2019	12

KSAT, San Antonio, TX, 1957	32nd	ABC	Aug. 1, 2022	Dec. 31, 2021	12

WJXT, Jacksonville, FL, 1947	47th	None	Feb. 1, 2021	—	7
 _________________________________________________________________________________
(a) Source: 2015/2016 DMA Market Rankings, Nielsen Media Research, fall 2015, based on television homes in DMA (see note (b) below).
(b) Designated Market Area (DMA) is a market designation of A.C. Nielsen that defines each television market exclusive of another, based on measured viewing patterns.
Revenue from broadcasting operations is derived primarily from the sale of advertising time to local, regional and national advertisers. In 2015, advertising revenue accounted for 77% of the total for GMG’s operations. Advertising revenue is sensitive to a number of factors, some specific to a particular station or market and others more general in nature. These factors include a station’s audience share and market ranking; seasonal fluctuations in demand for air time; annual or biannual events, such as sporting events and political elections; and broader economic trends among others.
Regulation of Broadcasting and Related Matters
GMG’s television broadcasting operations are subject to the jurisdiction of the U.S. Federal Communications Commission (FCC) under the U.S. Federal Communications Act of 1934, as amended (the Communications Act). Each GMG television station holds an FCC license that is renewable upon application for an eight-year period.
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
Congress has authorized reallocation of spectrum for use by wireless broadband providers, including substantial amounts of spectrum currently in the television broadcast band. Congress has authorized incentive auctions whereby the FCC would auction spectrum relinquished by broadcast television stations in exchange for a share of the auction revenues. The FCC has adopted rules, and is expected to continue adopting rules, addressing, among other things, how the incentive auction process will work and how the FCC will conduct a “repacking,” whereby the FCC will require certain stations to move to new channel allotments so as to free up a nationwide block of spectrum for wireless broadband use. The repacking and incentive auction processes are subject to certain requirements established by Congress in legislation enacted in February 2012. The incentive auction is currently scheduled to begin in March 2016. On January 12, 2016, stations wishing to remain eligible to bid to relinquish some or all of their current spectrum rights must submit their initial applications to the FCC. On the same date, a “quiet period” established by the FCC’s auction anti-collusion rules goes into effect and continues until the FCC publicly announces the results of the incentive auction. During this quiet period, broadcast television licensees eligible to participate in the reverse-auction phase of the incentive auction may not directly or indirectly communicate with each other or with forward-auction applicants regarding licensees’ bids or bidding strategies. The repacking and incentive auction processes could have an adverse effect on GMG. For example, a repacking could result in GMG stations having smaller service areas and/or receiving more interference than they do currently. Stations moving to new channels also could incur significant expense. The legislation requires that stations be compensated for the expenses of moving to a new channel from spectrum auction proceeds, from a $1.75 billion reimbursement fund. The Company cannot predict what effect a repacking will have on the GMG stations’ coverage or whether the GMG stations will be fully compensated for expenses that they incur in connection with a repacking.
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
In March 2011, the FCC initiated a rulemaking seeking comments on changes to the FCC’s retransmission consent and exclusivity rules, many of which had been proposed by cable and DBS operators, such as authorization for “interim carriage” of a broadcaster’s signal by cable and DBS operators after the broadcaster’s grant of retransmission consent has expired. Broadcasters opposed many of the proposed rule changes. In March 2014, the FCC adopted a rule prohibiting certain practices in the negotiation of retransmission consent agreements and seeking additional comments on possible changes to the exclusivity rules. In the STELA Reauthorization Act (STELAR), enacted in December 2014, Congress directed the FCC to undertake additional rulemakings concerning retransmission consent issues. For example, the FCC has adopted new rules required by STELAR prohibiting same-market television broadcast stations from coordinating or jointly negotiating for retransmission consent unless such stations are under common control. The FCC also has commenced a rulemaking required by STELAR reviewing the Commission’s “totality of the circumstances” test for good faith retransmission consent negotiations. In addition, the FCC has solicited comments on a proposal to eliminate its network non-duplication and syndicated exclusivity rules. If such a proposal were adopted, cable operators, direct broadcast satellite systems and other distributors classified by the FCC as multichannel video programming distributors (MVPDS) might be permitted to import the signals of out-of-market television stations with duplicating programming during retransmission consent disputes or otherwise. Further changes to the retransmission consent and/or exclusivity rules could materially affect the GMG stations’ bargaining leverage in future retransmission consent negotiations, and the Company cannot predict the net effect that such an order would have. Congress may also pass additional legislation that would affect the must-carry/retransmission consent regime.
Under STELAR, the statutory copyright license for satellite carriage of distant broadcast television signals was extended through December 31, 2019. The Company cannot predict whether this distant signal copyright will be extended again, nor can it predict whether or how Congress may otherwise change the communications or copyright regimes. The net effect that changes to these regimes would have on the Company’s broadcast operations, or on the Company overall, cannot be predicted.
Ownership Limits. The Communications Act and the FCC’s rules limit the number and types of media outlets in which a single person or entity may have an attributable interest. Among other restrictions, the FCC’s local television ownership rule generally prohibits one company from owning two television stations in the same market unless there would remain at least eight independently owned full-power television stations in that market, and at least one of the commonly owned stations is not among the top-four-ranked television stations in that market. In addition, by statute, a single person or entity may have an attributable interest in an unlimited number of television stations nationwide, as long as the aggregate audience reach of such stations does not exceed 39% of nationwide television households and as long as the interest complies with the FCC’s other ownership restrictions. In April 2014, the Commission released a report and order determining that certain television joint sales agreements (JSAs) are attributable in calculating compliance with the ownership limits. Pursuant to the Consolidated Appropriations Act of 2016 through September 30, 2025, the new JSA attribution standard will not apply to JSAs that were in effect as of March 31, 2014, and any party to such a JSA will not be considered in violation of the FCC’s ownership rules by reason of the application of the new JSA attribution standard. GMG stations are not parties to JSAs, but the FCC’s rule change could limit GMG’s ability to enter into possible transactions in the future.
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
Political Advertising. The FCC regulates the sale of advertising by GMG’s stations to candidates for public office and imposes other obligations regarding the broadcast of political announcements more generally. The application of these regulations may limit the advertising revenues of GMG’s television stations during the periods preceding elections.
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
Other Activities
The Slate Group
The Slate Group LLC (The Slate Group) publishes Slate, an online magazine, and additional websites. Slate features articles and podcasts analyzing news, politics and contemporary culture and adds new material on a daily basis. Content is supplied by the magazine’s own editorial staff, as well as by independent contributors. As measured by The Slate Group, Slate had an average of more than 24 million unique visitors per month and averaged more than 100 million page views per month across desktop and mobile platforms in 2015. The Slate Group also owns Panoply, an ad-supported podcast network that creates original audio programming in partnership with leading publishers and thinkers. In addition to producing and marketing podcasts, Panoply also licenses a proprietary SAAS platform that provides content management services to podcasters. The Slate Group owns an interest in E2J2 SAS, a company incorporated in France that produces two French-language news magazine websites at slate.fr and slateafrique.com. The Slate Group provides content, technology and branding support.

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
SocialCode
Social Code LLC (SocialCode) is a technology and insights company that manages digital advertising for leading brands. SocialCode decodes human needs to deliver actionable consumer insights and efficient media delivery on advertising platforms such as Facebook, Twitter, Instagram and Pinterest. SocialCode offers a social marketing platform that combines automation with a strategic services group.
Celtic Healthcare
Celtic Healthcare, Inc. (Celtic) is a Medicare-certified provider of home health and hospice services headquartered in Mars, PA. Through its subsidiaries, Celtic is licensed to provide home health and hospice services throughout Pennsylvania, Maryland, Missouri and Illinois. These services include skilled nursing, physical therapy, occupational therapy, speech therapy, social work, nutrition, chaplain and aid services. In addition, Celtic provides virtual care services to patients throughout its service territories. Celtic derives 74.7% of its revenue from Medicare; the remaining sources of revenue are Medicaid, commercial insurance and private payers.
Residential Healthcare Group
Residential Healthcare Group (Residential) is headquartered in Troy, MI, and provides care to patients across Michigan and in the western suburbs of Chicago, IL. Services and support are offered in a variety of settings, including patients’ homes, nursing facilities and hospitals. Residential’s Home Health operation is Medicare-certified and ACHC-accredited. It has developed a number of innovative, evidence-based clinical programs to reduce avoidable hospital readmissions, particularly for chronically ill seniors. Service offerings include in-home nursing and therapy. Residential’s Hospice subsidiary is CHAP-accredited. It provides patients a full spectrum of hospice care to maintain their personal dignity, safety and quality of life. Residential derives 92% of its revenue from Medicare; the remaining sources of revenue are Medicaid, commercial insurance and private payers.
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
Group Dekko
Group Dekko Inc. (Group Dekko) is an electrical solutions company that focuses on innovative power charging and data systems, industrial and commercial indoor lighting solutions and the manufacture of electrical components and assemblies for medical equipment, transportation, industrial and appliance products. Group Dekko, founded in 1952, is headquartered in Garrett, IN, and operates seven facilities in three states and Mexico. The Company acquired Group Dekko in November 2015.
CyberVista
The Company launched CyberVista LLC in 2015. CyberVista develops cybersecurity training and workforce development education programs.
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
Executive Officers
The executive officers of the Company, each of whom is elected annually by the Board of Directors, are as follows:
Donald E. Graham, age 70, has been Chairman of the Board of the Company since September 1993 and served as Chief Executive Officer of the Company from May 1991 until November 2015. Mr. Graham served as President of the Company from May 1991 until September 1993 and prior to that had been a Vice President of the Company for more than five years. Mr. Graham also served as Publisher of the Washington Post (the Post) from 1979 until September 2000 and as Chairman of the Post from September 2000 to February 2008.
Timothy J. O’Shaughnessy, 34, became Chief Executive Officer in November 2015. From November 2014 until November 2015, he served as President of the Company. He was elected to the Board of Directors in November 2014. From 2007 to August 2014, Mr. O’Shaughnessy served as chief executive officer of LivingSocial, an e-commerce and marketing company that he co-founded in 2007. Mr. O’Shaughnessy is the son-in-law of Donald E. Graham, Chairman of the Company.
Hal S. Jones, age 63, became Chief Financial Officer of the Company in January 2009 and Senior Vice President–Finance of the Company in November 2008. He had most recently been Chief Executive Officer of Kaplan Professional, responsible for Kaplan’s professional businesses in financial services, real estate, technology and engineering in the U.S. and the U.K. Mr. Jones has spent 25 years at the Company and Kaplan, serving in a variety of senior management positions with a focus on finance, auditing and accounting.
Wallace R. Cooney, age 53, became Vice President–Finance and Chief Accounting Officer of the Company in June 2008. Mr. Cooney joined the Company in 2001 as Controller and prior to that had been with Gannett Co., Inc. and Price Waterhouse LLP.
Denise Demeter, age 55, became Vice President–Chief Human Resources Officer of the Company in September 2014. Ms. Demeter joined the Company in 1986 and has served in a variety of roles, including Vice President, Human Resources, and Senior Director, Pension & Savings Plans.
Jacob M. Maas, age 39, became Senior Vice President–Planning and Development of the Company in October 2015. Prior to joining the Company, he served as executive vice president of operations and head of corporate development at LivingSocial, an e-commerce and marketing company that he joined as chief financial officer in 2008.
Nicole M. Maddrey, 51 became Senior Vice President, General Counsel and Secretary of the Company in April 2015. Ms. Maddrey joined the Company in 2007 as Associate General Counsel.
Gerald M. Rosberg, age 69, became Senior Vice President–Planning and Development of the Company in June 2008 and was formerly Vice President–Planning and Development of the Company since February 1999. He had previously served as Vice President–Affiliates at the Post, a position he assumed in November 1997. Mr. Rosberg joined the Company in January 1996 as the Post’s Director of Affiliate Relations.
Andrew S. Rosen, 55, became Executive Vice President of the Company and Chairman of Kaplan, Inc. in April 2014 and Chief Executive Officer of Kaplan, Inc. in August 2015. Mr. Rosen has spent 30 years at the Company and its affiliates. He joined the Company in 1986 as a staff attorney with the Post and later served as assistant counsel at Newsweek. He moved to Kaplan in 1992 and held numerous leadership positions there before being named CEO in November 2008.
Employees
The Company and its subsidiaries employ approximately 11,500 people on a full-time basis.
Worldwide, Kaplan employs approximately 7,400 people on a full-time basis. Kaplan also employs substantial numbers of part-time employees who serve in instructional and administrative capacities. During peak seasonal periods, Kaplan’s part-time workforce is approximately 9,500 employees. Collectively, in the U.S., U.K. and Canada, 198 Kaplan employees are represented by a union.
GMG has approximately 825 full-time employees, of whom about 109 are represented by a union. Of the six collective-bargaining agreements covering union-represented employees, one has expired and is being renegotiated. Four collective-bargaining agreements will expire in 2016.
The Slate Group, including Panoply, has approximately 129 employees, none of whom is represented by a union.
Celtic has approximately 553 full-time employees, none of whom is represented by a union.
Residential has approximately 703 full-time employees, none of whom is represented by a union.
Forney has approximately 167 full-time employees, of whom 61 are represented by a union.
Joyce/Dayton has approximately 140 full-time employees, none of whom is represented by a union.
SocialCode has approximately 205 full-time employees, none of whom is represented by a union.
Group Dekko has approximately 1,249 full-time employees, none of whom is represented by a union.
FP Group and CyberVista each employ fewer than 100 people, none of whom is represented by a union.
The parent Company has approximately 114 full-time employees, none of whom is represented by a union.
Forward-Looking Statements
All public statements made by the Company and its representatives that are not statements of historical fact, including certain statements in this Annual Report on Form 10-K and elsewhere in the Company’s 2015 Annual Report to Stockholders, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include comments about the Company’s business strategies and objectives, the prospects for growth in the Company’s various business operations and the Company’s future financial performance. As with any projection or forecast, forward-looking statements are subject to various risks and uncertainties, including the risks and uncertainties described in Item 1A of this Annual Report on Form 10-K, that could cause actual results or events to differ materially from those anticipated in such statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by or on behalf of the Company. The Company assumes no obligation to update any forward-looking statement after the date on which such statement is made, even if new information subsequently becomes available.
Available Information
The Company’s Internet address is www.ghco.com. The Company makes available free of charge through its website its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, definitive proxy statements on Schedule 14A and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) as soon as reasonably practicable after such documents are electronically filed with the Securities and Exchange Commission (SEC). In addition, the Company’s Certificate of Incorporation, its Corporate Governance Guidelines, the Charters of the Audit and Compensation Committees of the Company’s Board of Directors and the codes of conduct adopted by the Company and referred to in Item 10 of this Annual Report on Form 10-K are all available on the Company’s website; printed copies of such documents may be obtained by any stockholder upon written request to the Secretary, Graham Holdings Company at 1300 North 17th Street, Arlington, VA 22209. The contents of the Company’s website are not incorporated by reference into this Form 10-K and shall not be deemed “filed” under the Exchange Act.

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

•
Failure to Comply With Statutory and Regulatory Requirements Could Result in Loss of Access to U.S. Federal Student Loans and Grants Under Title IV, a Requirement to Pay Fines or Monetary Liabilities or Other Sanctions

To maintain Title IV eligibility, each group of schools combined into an OPEID unit must comply with the extensive statutory and regulatory requirements of the Higher Education Act and other laws relating to its financial aid management, educational programs, financial strength, facilities, recruiting practices, representations made by the school and various other matters. Failure to comply with these requirements could result in the loss or limitation of the eligibility of one or more of the KHE schools to participate in Title IV programs; a requirement to pay fines or to repay Title IV program funds; a denial or refusal by the ED to consider a school’s application for renewal of its certification to participate in the Title IV programs or for approval to add a new campus or educational program; a requirement to submit a letter of credit, the imposition of civil or criminal penalties; or other sanctions. On December 17, 2015, Kaplan University received notice from the ED that it had been placed on provisional certification status until September 30, 2018. During the period of provisional certification, Kaplan University must obtain prior ED approval to open a new location, add an educational program, acquire another school or make any other significant change. Provisional certification status carries fewer due process protections than full certification. As a result, the ED may withdraw an institution’s provisional certification more easily than if it is fully certified. Provisional certification does not otherwise limit access to Title IV program funds by students attending the institution.
No assurance can be given that the Kaplan schools and programs currently participating in Title IV programs will maintain their Title IV eligibility, accreditation and state authorization in the future or that the ED might not successfully assert that one or more of such schools or programs have previously failed to comply with Title IV requirements. The loss of Title IV eligibility by Kaplan University would have a material adverse effect on Kaplan’s operating results.

•	Program Reviews, Audits, Investigations and Other Reviews of KHE Schools Could Result in Findings of Failure to Comply With Statutory and Regulatory Requirements
KHE schools are subject to program reviews, audits, investigations and other compliance reviews conducted by various regulatory agencies and auditors, including, among others, the ED, the ED’s Office of the Inspector General, accrediting bodies and state and various other federal agencies, as well as annual audits by an independent certified public accountant of each OPEID unit’s compliance with Title IV statutory and regulatory requirements. These compliance reviews can result in findings of noncompliance with statutory and regulatory requirements that can, in turn, result in proceedings to impose fines, liabilities, civil or criminal penalties or other sanctions against the school, including loss or limitation of its eligibility to participate in Title IV programs or in other federal or state financial assistance programs. Certain KHE schools are the subject of ongoing compliance reviews and lawsuits related to their compliance with statutory and regulatory requirements and may be subject to future compliance reviews. Although substantially all of the assets of KHE on-ground schools were sold on September 3, 2015, Kaplan retained liability for pre-sale conduct of those schools.
KHE schools also have been, and may in the future be, subject to complaints and lawsuits by present or former students or employees or other people related to compliance with statutory, common law and regulatory requirements that, if successful, could result in monetary liabilities or fines or other sanctions.

•
Reductions in the Amount of Funds Available to Students, Including Under Title IV Programs, in KHE Schools, Changes in the Terms on Which Such Funds Are Made Available or Loss or Limitation of Eligibility to Receive Such Funds Could Have a Material Adverse Effect on Kaplan’s Business and Operations

During the Company’s 2015 fiscal year, funds provided under the student financial aid programs created under Title IV accounted for approximately $628 million of the revenues of the schools in KHE. Any legislative, regulatory or other development that has the effect of materially reducing the amount of Title IV financial assistance or other funds available to the students of those schools would have a material adverse effect on Kaplan’s business and operations. In addition, any development that has the effect of making the terms on which Title IV financial assistance or other funds are available to students of those schools materially less attractive could have a material adverse effect on Kaplan’s business and operations.

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
In October 2014, the ED issued final regulations that tie an education program’s Title IV eligibility to whether the program leads to gainful employment. Among other requirements, each program subject to the GE regulations must meet one of two debt-to-earnings rates.
Under the regulation, which was effective July 1, 2015, if a program’s graduates’ median debt payments exceed 8% of the graduates’ mean and median annual earnings and 20% of the graduates’ mean and median discretionary income, the program will be placed on a warning status (referred to by the ED as “zone” status). In addition, if a program’s graduates’ median debt payments exceed 12% of the graduates’ mean and median annual earnings and 30% of the graduates’ mean and median discretionary income, the program will fail the debt-to-earnings metric. If a program fails the test two times within three years, it will become ineligible for Federal aid Title IV participation for a period of three years. If a program fails the test or is in the zone for four consecutive years, it will become ineligible to participate in the Title IV programs for a period of three years. In addition, the regulation requires an institution to provide to current and prospective students prescribed warnings of the potential ineligibility of the program in any year for which the program could become ineligible based on a rate for the next year that is in the zone or failing.
The ultimate outcome of the GE regulations and their impact on Kaplan’s operations are still uncertain. Although Kaplan is taking steps to address compliance with GE regulations, there can be no guarantee that these measures will be adequate to prevent a material number of programs from either failing the debt-to-earnings rates or being put on warning status. This has caused Kaplan to eliminate or limit enrollments in certain educational programs at some or all of its schools, which may result in the loss of student access to Title IV programs and could have a material adverse effect on KHE’s operating results. The ED has indicated that the first debt-to-earnings rates to be calculated under the new regulations are expected to be issued first in draft form in 2016 and then in final form later in 2016 or in early 2017.
The regulations also contain requirements related to public disclosure of program information and outcomes, reporting data to the ED, including the debt-to-earnings rates, and certification requirements. On October 9, 2015, Kaplan University received a letter from the ED indicating that it had failed to report data on a significant number of programs that were listed as active in the ED’s system. The letter stated that until this issue is resolved, Kaplan University cannot start any new programs and failure to resolve the issue could result in material administrative actions. Kaplan University has corrected the issue, but no assurances can be made that the ED will accept those corrections, will not find additional issues, or will not take further action against Kaplan University.

•	Congressional Examination of For-Profit Education Could Lead to Legislation or Other Governmental Action That May Materially and Adversely Affect Kaplan’s Business and Operations
There has been increased attention by Congress on the role that for-profit educational institutions play in higher education, including their participation in Title IV programs and tuition assistance programs for military service members attending for-profit colleges. Beginning in June 2010, the HELP Committee held a series of hearings to examine the for-profit education sector and requested information from various for-profit institutions, including KHE institutions. In July 2012, the majority staff of the HELP Committee issued a final report to conclude the review. The final report included observations and recommendations for Federal policy. The implications of the HELP Committee review to the operation of KHE’s institutions remains unknown.
Other committees of Congress have also held hearings into, among other things, the standards and procedures of accrediting agencies, credit hours and program length and the portion of U.S. Federal student financial aid going to for-profit institutions. Several legislators have requested the U.S. Government Accountability Office to review and make recommendations regarding, among other things, student recruitment practices; educational quality; student outcomes; the sufficiency of integrity safeguards against waste, fraud and abuse in Title IV programs; and the percentage of proprietary institutions’ revenue coming from Title IV and other U.S. Federal funding sources. This increased activity, and other current and future activity, may result in legislation, further rulemaking and other governmental actions affecting participation in Title IV programs or the amount of student financial assistance for which Kaplan’s students are eligible. In addition, concerns generated by congressional or other activity, or negative media reports, may adversely affect enrollment in for-profit educational institutions.
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
In the fourth quarter of 2010, KHE phased in a program called the Kaplan Commitment. Under this program, new undergraduate students of Kaplan University enroll in classes for several weeks and assess whether their educational experience meets their needs and expectations before they incur any significant financial obligation. Students who choose to withdraw from the program during the risk-free period do not have to pay for the coursework. The Kaplan Commitment program and related initiatives have negatively impacted, and could continue to negatively impact, the future operations of KHE, including student enrollments and retention, tuition revenues, operating income and cash flow.

•	Student Loan Defaults Could Result in Loss of Eligibility to Participate in Title IV Programs
A school may lose its eligibility to participate in Title IV programs if student defaults on the repayment of Title IV loans exceed specified rates, referred to as “cohort default rates.” The ED calculates a cohort default rate for each of KHE’s OPEID numbers. The schools in an OPEID number whose cohort default rate exceeds 40% for any single year lose their eligibility to participate in the Direct Loan programs for at least two fiscal years, effective 30 days after notification from the ED. The schools in an OPEID number whose cohort default rate equals or exceeds 30% for three consecutive years lose their Title IV eligibility to participate in the Direct Loan and U.S. Federal Pell Grant programs effective 30 days after notification from the ED and for at least two fiscal years. The schools in an OPEID number whose cohort default rate equals or exceeds 30% in two of the three most recent fiscal years for which rates have been issued by the ED may be placed on provisional certification by the ED.
The loss of Title IV eligibility by Kaplan University due to cohort default rates that exceed specified rates would have a material adverse effect on Kaplan’s operating results.

•	Title IV Revenues in Excess of U.S. Federally Set Percentage Could Lead to Loss of Eligibility to Participate in Title IV Programs
Under regulations referred to as the 90/10 rule, an institution could lose its eligibility to participate in Title IV programs if it derives more than 90% of its receipts from Title IV programs, as calculated on a cash basis in accordance with the Higher Education Act and applicable ED regulations, in each of two consecutive fiscal years. Any institution with Title IV receipts exceeding 90% for a single fiscal year would be placed on provisional certification and may be subject to other enforcement measures. The enactment of the U.S. Federal Ensuring Continued Access to Student Loans Act of 2008 increased student loan limits and the maximum amount of Pell Grants, which resulted in an increase in the percentage of KHE’s receipts from Title IV programs. These increases, and any future increases or changes in the 90/10 calculation formula or any ED interpretation of what revenue may be included in the calculation, make it more difficult for institutions to comply with the 90/10 rule.
Kaplan has taken steps to ensure that revenue from programs acquired by Kaplan University is eligible to be counted in that campus’s 90/10 calculation. However, there can be no guarantee that the ED will not challenge the inclusion of revenue from any acquired program in KHE’s 90/10 calculations or will not issue an interpretation of the 90/10 rule that would exclude such revenue from the calculation. There can be no guarantee that these measures will be adequate to prevent the 90/10 ratio at Kaplan University from exceeding 90% in the future.
In addition, certain legislators have proposed amendments to the Higher Education Act that would lower the threshold percentage in the 90/10 rule to 85%, treat non-Title IV federal funds as Title IV funds in the 90/10 calculation, and make other refinements to the calculation. If these proposals or similar laws or regulations are adopted, they would make it more difficult for KHE institutions to comply with the 90/10 rule.
The loss of Title IV eligibility by Kaplan University due to a violation of the 90/10 rule would have a material adverse effect on Kaplan’s operating results.

•	Failure to Maintain Institutional Accreditation Could Lead to Loss of Ability to Participate in Title IV Programs
Kaplan University’s online university and all of its ground campuses are institutionally accredited by a regional accreditor recognized by the ED. Accreditation by an accrediting agency recognized by the ED is required for an institution to become and remain eligible to participate in Title IV programs. Kaplan University’s institutional accreditor conducts program reviews from time to time for a variety of reasons. Failure to resolve any concerns that may arise during such reviews could result in a loss of accreditation at the school. The loss of accreditation would, among other things, render the affected school and programs ineligible to participate in Title IV programs and would have a material adverse effect on Kaplan’s business and operations.

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
Kaplan’s institutions and programs are subject to state-level regulation and oversight by state licensing agencies, whose approval is necessary to allow an institution to operate and grant degrees or diplomas in the state. Institutions that participate in Title IV programs must be legally authorized to operate in the state in which the institution is physically located. The loss of such authorization would preclude the university from offering postsecondary education and render students ineligible to participate in Title IV programs. Loss of authorization at campus locations, or, in states that require it, for Kaplan University’s online programs, would have a material adverse effect on KHE’s business and operations.
Some states have sought to assert jurisdiction over online education institutions that offer education services to residents in the state or to institutions that advertise or recruit in the state, notwithstanding the lack of a physical location in the state. State regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states and are subject to change. If KHE is found not to be in compliance with an applicable state regulation and a state seeks to restrict one or more of KHE’s business activities within its boundaries, KHE may not be able to recruit or enroll students in that state and may have to cease providing services and recruiting in that state.
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

In addition, the ED may resume the negotiated rulemaking process in the future to publish new rules to require institutions offering postsecondary education to students through distance education in a state in which the institution is not physically located or in which it is otherwise subject to state jurisdiction, as determined by the state, to meet any state requirements for it to legally offer postsecondary distance education in that state. Kaplan believes that this will ultimately result in new distance-education state authorization requirements that may require some distance-education programs to obtain additional or revised state authorizations. If KHE is unable to obtain the required approvals, its students in the affected programs may be unable to receive Title IV funds, which could have a material adverse effect on Kaplan’s business and operations.

•	Failure to Correctly Calculate or Timely Return Title IV Funds for Students Who Withdraw Prior to Completing Programs Could Result in a Requirement to Post a Letter of Credit or Other Sanctions
ED regulations require schools participating in Title IV programs to calculate correctly and return on a timely basis unearned Title IV funds disbursed to students who withdraw from a program of study prior to completion. These funds must be returned in a timely manner, generally within 45 days of the date the school determines that the student has withdrawn. Under ED regulations, failure to make timely returns of Title IV program funds for 5% or more of students sampled in a school’s annual compliance audit, or in a program review or OIG audit, could result in a requirement that the school post a letter of credit in an amount equal to 25% of its prior-year returns of Title IV program funds. If unearned funds are not properly calculated and returned in a timely manner, an institution may be subject to monetary liabilities, fines or other sanctions by the ED that could have a material adverse effect on Kaplan’s results of operations.

•	Failure to Demonstrate Financial Responsibility Could Result in a Requirement to Submit Letters of Credit to the ED, Loss of Eligibility to Participate in Title IV Programs or Other Sanctions
An institution participating in the Title IV programs must comply with certain measures of financial responsibility under the Higher Education Act and under ED regulations. Among other things, the applicable regulations require an institution to achieve a composite score of at least 1.5, as calculated under ED regulations, based on data in annual financial statements submitted to the ED. If an institution fails to achieve a composite score of 1.5 or fails to comply with other financial responsibility standards, the ED may place conditions on the institution’s participation in the Title IV programs, impose monitoring and reporting requirements, transfer the institution from the advance system of Title IV payments to a heightened cash monitoring or reimbursement system of payment, and may require the institution to submit to the ED a letter of credit in an amount equal to at least 10% of the institution’s annual Title IV program funds received by the institution during its most recently completed fiscal year, although the ED could require a letter of credit based on a higher percentage than 50% of the total Title IV program funds. The ED historically has measured the financial responsibility of the KHE institutions based on the financial results of KHE. If KHE or the institutions fail to meet the composite score standard or any of the other financial responsibility standards, they may be required to post a letter of credit in favor of the ED and possibly may be subject to other sanctions, including limitation or termination of their participation in Title IV programs. A requirement to post a letter of credit or the imposition of any one or more other sanctions by the ED could have a material adverse effect on Kaplan’s results of operations.

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
If one or more of KHE’s schools experience a change of control under the standards of applicable state agencies, accrediting agencies or the ED, the schools governed by such agencies must seek the approval of the relevant agencies. An institution that undergoes a change of control, which may include a change of control of the institution’s parent corporation or other owners, must be reviewed and recertified by the ED and obtain approvals from certain state agencies and accrediting bodies, in some cases prior to the change of control. Failure of any of KHE’s schools to reestablish its state authorization, accreditation or ED certification following a change of control as defined by the applicable agency could result in a suspension of operating authority or suspension or loss of U.S.

Federal student financial aid funding, which could have a material adverse effect on KHE’s student population and revenue.

•	Actions of Other Postsecondary Education Institutions and Related Media Coverage May Negatively Influence the Regulatory Environment and Kaplan’s Reputation
The HELP Committee hearings and various state Attorneys General’s actions, along with other recent investigations and lawsuits, have included allegations against various for-profit schools of, among other things, deceptive trade practices, false claims against the U.S. and noncompliance with state and ED regulations. These allegations have attracted significant negative media coverage. Allegations against the overall student lending and postsecondary education sectors may impact general public perceptions of private-sector educational institutions, including Kaplan, in a negative manner. Negative media coverage regarding other educational institutions or regarding Kaplan directly could damage Kaplan’s reputation, reduce student demand for Kaplan programs or lead to increased regulatory scrutiny and could negatively impact Kaplan’s operating results.

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
Kaplan has operations and investments in a growing number of foreign countries, including Australia, Canada, China, Colombia, France, Germany, India, Ireland, Japan, Mexico, New Zealand, Nigeria, Singapore, the U.K. and Venezuela. Kaplan also conducts business in the Middle East. Operating in foreign countries presents a number of inherent risks, including the difficulties of complying with unfamiliar laws and regulations, effectively managing and staffing foreign operations, successfully navigating local customs and practices, preparing for potential political and economic instability and adapting to currency exchange rate fluctuations. Failure to effectively manage these risks could have a material adverse effect on Kaplan’s operating results.

•	Changes in International Regulatory and Physical Environments Could Negatively Affect International Student Enrollments
A substantial portion of Kaplan International’s revenue comes from programs that prepare international students to study and travel in English-speaking countries, principally the U.S., the U.K., Australia and Singapore. Kaplan International’s ability to enroll students in these programs is directly dependent on its ability to comply with complex regulatory environments. A recent example of this is the immigration regulatory changes in the U.K., which impose recruitment quotas and stringent progress criteria as requirements for the maintenance of certain overseas student recruitment licenses. The UKVI in the U.K. regularly reviews its Tier 4 sponsor guidance. Changes to this guidance could materially negatively impact the Kaplan businesses that hold a Tier 4 sponsor license. Any significant changes to the regulatory environment or a natural disaster or pandemic in either the students’ countries of origin or the countries to which they desire to travel or study could negatively affect Kaplan’s ability to attract and retain such students, which could negatively impact Kaplan’s operating results.

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

•	Changing Perceptions About the Effectiveness of Television Broadcasting in Delivering Advertising May Adversely Effect the Profitability of Television Broadcasting
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

•	Increased Competition Resulting From Technological Innovations in News, Information and Video Programming Distribution Systems Could Adversely Affect the Company’s Operating Results
The continuing growth and technological expansion of Internet-based services has increased competitive pressure on the Company’s media business. The development and deployment of new technologies have the potential to negatively and significantly affect the Company’s media business in ways that cannot now be reliably predicted and that may have a material adverse effect on the Company’s operating results.

•	Changes in the Nature and Extent of Government Regulations Could Adversely Affect the Company’s Television Broadcasting Business and Other Businesses
The Company’s television broadcasting business operates in a highly regulated environment. Complying with applicable regulations has significantly increased, and may continue to increase, the costs and has reduced the revenues of the business. Changes in regulations have the potential to negatively impact the television broadcasting business, not only by increasing compliance costs and reducing revenues through restrictions on certain types of advertising, limitations on pricing flexibility or other means, but also by possibly creating more favorable regulatory environments for the providers of competing services. More generally, all of the Company’s businesses could have their profitability or their competitive positions adversely affected by significant changes in applicable regulations.

•	Potential Liability for Intellectual Property Infringement Could Adversely Affect the Company’s Businesses
The Company periodically receives claims from third parties alleging that the Company’s businesses infringe on the intellectual property rights of others. It is likely that the Company will continue to be subject to similar claims, particularly as they relate to its media business. Other parts of the Company’s business could also be subject to such claims. Addressing intellectual product claims is a time-consuming and expensive endeavor, regardless of the merits of the claims. In order to resolve such a claim, the Company could determine the need to change its method of doing business, enter into a licensing agreement or incur substantial monetary liability. It is also possible that one of the Company’s businesses could be enjoined from using the intellectual property at issue, causing it to significantly alter its operations. Although the Company cannot predict the impact at this time, if any such claim is successful, the outcome would likely affect the business utilizing the intellectual property at issue and could have a material adverse effect on that business’s operating results or prospects.

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
The home health and hospice industries are subject to extensive federal, state and local laws, with regulations affecting matters including licensure and certification, quality of services, qualifications of personnel, confidentiality and security of medical records, relationships with physicians and other referral sources, operating policies and procedures, and billing and coding practices. These laws and regulations change frequently, and the manner in which they will be interpreted is subject to change in ways that may not be predicted. Reimbursement for services by third-party payers, including Medicare, Medicaid and private health insurance providers, continues to decline, while authorization and compliance requirements continue to add to the cost of providing those services. Managed-care organizations, hospitals, physician practices and other third-party payers continue to consolidate in response to the evolving regulatory environment, thereby enhancing their ability to influence the delivery of health care services and decreasing the number of organizations serving patients. This consolidation could adversely impact Celtic’s and Residential’s businesses if they are unable to maintain their ability to participate in established networks. Changes in existing laws or regulations, in their interpretation and enforcement, and the enactment of new laws or regulations could have a material adverse effect on the Company’s health care businesses’ operations.

•	System Disruptions and Security Threats to the Company’s Technology Infrastructure Could Have a Material Adverse Effect on Its Businesses
Kaplan’s reputation and ability to attract and retain students is highly dependent on the performance and reliability of its information technology platforms with respect to its online and campus-based education offerings. Kaplan’s delivery of these programs could be negatively affected due to events beyond its control, including natural disasters and network and telecommunications failures. Any such computer system error or failure could result in a significant outage that materially disrupts Kaplan’s online and on-ground operations and could have a material adverse effect on Kaplan’s business.
The Company’s computer networks may also be vulnerable to unauthorized access, computer hackers, computer viruses and other security threats. The Company has expended, and will continue to expend, significant resources to protect against the threat of security breaches, including unauthorized access to student and patient data and personally identifiable information, but its systems may still be vulnerable to these threats. A user who circumvents security measures could misappropriate proprietary information or cause disruptions or malfunctions in operations. Any of these events could have a material adverse effect on the Company’s business and results of operations.

•	Failure to Successfully Assimilate Acquired Businesses Could Negatively Affect the Company’s Business
The Company’s Kaplan subsidiary has historically been an active acquirer of businesses that provide educational services. Kaplan completed one acquisition in 2015 and two in early 2016 and expects to continue to acquire businesses from time to time. In addition, during 2015, the Company completed the acquisition of Group Dekko. Acquisitions involve various inherent risks and uncertainties, including difficulties in efficiently integrating the service offerings, accounting and other administrative systems of an acquired business; the challenges of assimilating and retaining key personnel; the consequences of diverting the attention of senior management from existing operations; the possibility that an acquired business does not meet or exceed the financial projections that supported the purchase price; and the possible failure of the due diligence process to identify significant business risks or undisclosed liabilities associated with the acquired business. A failure to effectively manage growth and integrate acquired businesses could have a material adverse effect on the Company’s operating results.

•	Changes in Business Conditions May Cause Goodwill and Other Intangible Assets to Become Impaired
Goodwill generally represents the purchase price paid in excess of the fair value of net tangible and intangible assets acquired in a business combination. Goodwill is not amortized and remains on the Company’s balance sheet indefinitely unless there is an impairment or a sale of a portion of the business. Goodwill is subject to an impairment test on an annual basis and when circumstances indicate that an impairment is more likely than not. Such circumstances include an adverse change in the business climate for one of the Company’s businesses or a decision to dispose of a business or a significant portion of a business. As a result of continued declines in student enrollments at KHE and the challenging industry operating environment, Kaplan completed an interim impairment review of KHE’s remaining long-lived assets in the third quarter of 2015 that resulted in a $248.6 million goodwill impairment charge. This goodwill impairment charge followed long-lived asset impairment charges of $6.9 million and $13.6 million that were recorded in the second quarter of 2015 and fourth quarter of 2014, respectively, in connection with the KHE Campuses business. The Company’s businesses each face uncertainty in their business environment due to a variety of factors. The Company may experience unforeseen circumstances that adversely affect the value of the Company’s goodwill or intangible assets and trigger an evaluation of the amount of the recorded goodwill and intangible assets. Future write-offs of goodwill or other intangible assets as a result of an impairment in the business could adversely affect the Company’s results of operations and financial condition.

•	The Spin-Off of Cable ONE Could Result in Significant Tax Liability to the Company and Our Stockholders
In connection with our spin-off of Cable ONE, we received a written opinion of counsel to the effect that the distribution of Cable ONE common stock in the spin-off (Distribution) should qualify for non-recognition of gain and loss under Section 355 of the Internal Revenue Code.
The opinion assumed that the spin-off was completed according to the terms of the transaction documents for the spin-off and relied on the facts as stated in those documents and a number of other documents. The opinion cannot be relied on if any of these assumptions or statements is incorrect, incomplete or inaccurate in any material respect. The opinion of counsel is not binding on the Internal Revenue Service or the courts, and there can be no assurance that the Internal Revenue Service or a court will not take a contrary position.
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
In addition, Section 355(e) of the Internal Revenue Code generally creates a presumption that the Distribution would be taxable to us, but not to our stockholders, if we, Cable ONE or any of our respective stockholders were to engage in transactions that result in a 50% or greater change by vote or value in the ownership of our stock or the stock of Cable ONE during the four-year period beginning on the date that begins two years before the date of the Distribution, unless it were established that such transactions and the Distribution were not part of a plan or series of related transactions giving effect to such a change in ownership. If the Distribution were taxable to us due to such a 50% or greater change in ownership, we would recognize a gain equal to the excess of the fair market value of the Cable ONE common stock distributed to our stockholders in the Distribution over our tax basis in the Cable ONE common stock. Any such tax liability could be material.
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
The Company leases space for its corporate offices in Arlington, VA. The space consists of 33,815 square feet of office space, and the lease expires in 2024, subject to an option of the Company to extend.
In 2015, the Company sold one property located along the Potomac River in Alexandria, VA. A second property in Alexandria is under contract for sale and is expected to close in 2016.
Directly or through its subsidiaries, Kaplan owns a total of four properties: a 30,000-square-foot, six-story building located at 131 West 56th Street in New York City, used by KIC North America as an education center primarily for international students; a redeveloped 47,410-square-foot, four-story brick building in Lincoln, NE, used by Kaplan University; a 4,000-square-foot office condominium in Chapel Hill, NC, utilized by KTP; and a 15,000-square-foot, three-story building in Berkeley, CA, used by KTP and KIC North America.
In the U.S., Kaplan, Inc. and KHE lease corporate offices, together with a data center, call center and employee-training facilities, in two 97,000-square-foot buildings located on adjacent lots in Fort Lauderdale, FL. Both of those leases will expire in 2018. Kaplan, Inc. and KHE share corporate office space in a 22,000-square-foot office building in Alpharetta, GA, under a lease that expires in 2016. KHE leases 62,500 square feet of corporate office space in Chicago, IL, under a lease that will expire in 2022. KHE also separately leases 76,500 square feet of office space in Chicago, IL; however, the location has been entirely subleased through the remainder of the lease term. In addition, KHE separately leases two corporate offices, totaling 64,128 square feet, in La Crosse, WI, under leases that will expire in 2022; a two-story, 124,500-square-foot building in Orlando, FL, that is used as an additional support center (of which 12,300 square feet have been subleased to a third party), pursuant to a lease that will expire in 2021; and 88,800 square feet of corporate office space in Plantation, FL, for a term that expires in 2021. Kaplan, Inc. and KTP have signed a sublease for 84,500 square feet in New York (expiring in May 2021). Kaplan, Inc. and KTP also separately lease 159,540 square feet in New York; however, the location has been entirely subleased to two different parties through the remainder of the lease term
In addition, the KIC business maintains more than 50 leases in the U.S., comprising an aggregate of approximately 1.7 million square feet of instructional and dormitory space.
Overseas, Dublin Business School’s facilities in Dublin, Ireland, are located in six buildings, aggregating approximately 83,000 square feet of space, that are rented under leases expiring between 2016 and 2029. Kaplan Publishing has an office and distribution warehouse in Wokingham, Berkshire, U.K., of 27,000 square feet, under a lease expiring in 2016. Kaplan Financial’s largest leaseholds are office and instructional spaces in London, U.K., of 33,000 square feet (expiring in 2033), 21,500 square feet (expiring in 2015) and 35,800 square feet (comprising seven separate leases, expiring in 2015), and one new location of 50,200 square feet (comprising two leases) obtained in January 2015 and expiring in 2030 to replace 61,750 square feet of space held under leases that will expire in 2015; office and instructional space in Birmingham, U.K., of 23,600 square feet (expiring in 2017); office and instructional space in Manchester, U.K., of 26,900 square feet (comprising five separate leases, expiring in 2022); office and instructional space in Wales, U.K., of 34,000 square feet (notice to terminate this lease has been served, to expire in December 2016); office and instructional space in Singapore of 162,000 square feet (comprising five separate leases, expiring between 2016 and 2021); and office and instructional space in Hong Kong of 30,850 square feet. Palace House in London, which was previously occupied by Kaplan Law School, with 20,200 square feet of space in London, U.K. (comprising four separate leases, expiring in 2017), is now primarily occupied by the KIC Pathways business. In addition, Kaplan has entered into two separate leases in Glasgow, Scotland, for 58,000 square feet and 22,400 square feet, respectively, of dormitory space that was constructed and opened to students in 2012. These leases will expire in 2032. In addition, Kaplan leases approximately 143,000 square feet of dormitory space as the main tenant of a new student residential building in Nottingham, U.K., that was completed in 2014. Kaplan has further entered into a lease agreement for a residential college in Bournemouth, England, which comprises approximately 175,000 square feet. In Australia, Carrick leases two locations in Melbourne, with an aggregate of approximately 87,623 square feet; one location in Sydney, of 13,024 square feet; and one location in Brisbane, of 39,000 square feet. These leases expire at various times, from 2016 through 2021. Bradford College, in Adelaide, Australia, leases three locations, with an aggregate of 38,890 square feet. These leases expire in 2016 and 2020. All other Kaplan facilities in the U.S. and overseas (including administrative offices and instructional locations) occupy leased premises that are for less space than those listed above.
The offices of the Company’s broadcasting operations are located in leased space in Chicago, IL. The operations of each of the Company’s television stations are owned by subsidiaries of the Company, as are the related tower sites (except in Houston, Orlando and Jacksonville, where the tower sites are 50% owned).
Celtic’s headquarters office is located in leased space in Mars, PA. This lease expires in 2017. In addition to its headquarters, Celtic leases 14 small office spaces in its various service territories: Carlisle, PA; Mechanicsburg, PA; Williamsport, PA; Harrisburg, PA; Kingston, PA; Milford, PA; Stroudsburg, PA; Rockville, MD; Owings Mills, MD; Shiloh, IL; Marion, IL; Mt. Carmel, IL; Mt. Vernon, IL; and Fenton, MO. Celtic also leases space for a hospice inpatient unit in Wilkes-Barre, PA. Celtic also owns a total of five properties located in Carlinville, IL; Centralia, IL; Murphysboro, IL; and Benton, IL.
Residential’s Michigan headquarters offices are located in leased space in Troy, MI. Residential also leases office space in Grand Rapids, MI, and in Lansing, MI. In Illinois, Residential’s main office is located in Downer’s Grove, IL.
Forney has 20,000 square feet of corporate office space in Addison, TX. That lease began in April 2014 and will expire in 2024. Forney’s manufacturing facility is located in Monterrey, Mexico, in a building that contains 78,500 square feet of office and manufacturing space under a lease that will expire in 2020. Forney also leases sales offices in Shanghai, Beijing and Singapore; the combined office space is less than 3,000 square feet, and the leases are renewable annually.
Joyce/Dayton owns three properties: its corporate headquarters in Kettering, OH, and manufacturing facilities in Portland, IN, and Clayton, OH. It also leases a manufacturing facility in West Hartford, CT.
Group Dekko owns seven U.S. properties: a 200,600-square-foot headquarters office and manufacturing building in Garrett, IN; a 65,950-square-foot manufacturing building in Avilla, IN; 64,500 square feet of manufacturing and warehouse space in Ardmore, AL; 61,750 square feet of warehouse space in El Paso, TX; and a 22,500-square-foot new product development center in LaOtto, IN. In addition, Group Dekko owns 126,000 square feet of manufacturing and office space in Juarez, Mexico. In the U.S., Group Dekko leases 46,370 square feet of manufacturing and warehouse space in North Webster, IN, under a lease that expires in 2016; a 30,000-square-foot warehouse building in Kendallville, IN, pursuant to a month-to-month lease; and a data/training facility in Kendallville, IN, expiring 2020. Group Dekko also separately leases two office condominiums in Chicago, IL, and Grand Rapids, MI. Both of those leases will expire in 2018.
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
On or about January 17, 2008, an Assistant U.S. Attorney in the Civil Division of the U.S. Attorney’s Office for the Eastern District of Pennsylvania contacted KHE’s former Broomall campus and made inquiries about the Surgical Technology program, including the program’s eligibility for Title IV U.S. Federal financial aid, the program’s student loan defaults, licensing and accreditation. Kaplan responded to the information requests and fully cooperated with the inquiry. The ED also conducted a program review at the Broomall campus, and Kaplan likewise cooperated with the program review. On July 22, 2011, the U.S. Attorney’s Office for the Eastern District of Pennsylvania announced that it had entered into a comprehensive settlement agreement with Kaplan that resolved the U.S. Attorney’s inquiry, provided for the conclusion of the ED’s program review and also settled a previously sealed U.S. Federal False Claims Act (False Claims Act) complaint that had been filed by a former employee of the CHI-Broomall campus. The total amount of all required payments by Broomall under the agreements was $1.6 million. Pursuant to the comprehensive settlement agreement, the U.S. Attorney inquiry has been closed, the False Claims Act complaint (United States of America ex rel. David Goodstein v. Kaplan, Inc. et al.) was dismissed with prejudice and the ED will issue a final program review determination. However, to date, the ED has not issued the final report. At this time, Kaplan cannot predict the contents of the pending final program review determination or the ultimate impact the proceedings may have on Kaplan.
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
On August 17, 2011, the U.S. District Court for the Southern District of Florida issued a series of rulings in the Diaz case, which included three separate complaints: Diaz, Wilcox and Gillespie. The court dismissed the Wilcox complaint in its entirety; dismissed all False Claims Act allegations in the Diaz complaint, leaving only an individual employment claim; and dismissed in part the Gillespie complaint, thereby limiting the scope and time frame of its False Claims Act allegations regarding compliance with the U.S. Federal Rehabilitation Act. On October 31, 2012, the court entered summary judgment in favor of the Company as to the sole remaining employment claim in the Diaz complaint. On July 16, 2013, the court likewise entered summary judgment in favor of the Company on all remaining claims in the Gillespie complaint. Diaz and Gillespie each appealed to the U.S. Court of Appeals for the Eleventh Judicial Circuit. Arguments on both appeals were heard on February 3, 2015. On March 11, 2015, the appellate court issued a decision affirming the lower court’s dismissal of all of Gillespie’s claims and three of the four Diaz claims, but reversing and remanding on Diaz’s claim that incentive compensation for admissions representatives was improperly based solely on enrollment counts. Kaplan filed an answer to Diaz’s amended complaint on September 11, 2015. Kaplan filed a motion to dismiss, and a hearing was held on December 17, 2015. Based on a recent appellate court ruling, the judge requested further details on the pending motion related to the first-to-file bar to Diaz’s complaint. Pending a ruling on the motion, the court allowed discovery to proceed. Kaplan is preparing initial disclosures.
On July 7, 2011, the U.S. District Court for the District of Nevada dismissed the Jajdelski complaint in its entirety and entered a final judgment in favor of Kaplan. On February 13, 2013, the U.S. Circuit Court for the Ninth Judicial Circuit affirmed the dismissal in part and reversed the dismissal on one allegation under the False Claims Act relating to eligibility for Title IV funding based on claims of false attendance. The surviving claim was remanded to the District Court, where Kaplan was again granted summary judgment on March 9, 2015. Plaintiff has appealed this judgment and briefing is ongoing. Despite the sale of the nationally accredited Kaplan Higher Education Campuses business, Kaplan retains liability for these claims.
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
On April 30, 2011, KHE received a Civil Investigative Demand from the Office of the Attorney General of the State of Massachusetts. The demand primarily sought information pertaining to KHE’s former campuses in Massachusetts, known as the Charlestown and Kenmore Square campuses. The Charlestown campus closed in 2013, and the Kenmore Square campus closed in 2012. Kaplan Higher Education Corporation cooperated with the Massachusetts Attorney General and provided the requested information, as well as additional information requested in 2012 and 2013. In October 2014, the Attorney General’s office sent Kaplan a “notice of intention to file” a lawsuit letter under section 93A of the Massachusetts consumer fraud statute. The letter outlined 12 allegations against the

Charlestown and Kenmore Square campuses. On July 23, 2015, Kaplan reached agreement with the Attorney General’s office to resolve the matter for $1,375,000, with the settlement taking the form of an Assurance of Discontinuance. Kaplan admitted no wrongdoing, vigorously disputes the allegations made by the Massachusetts Attorney General and denies all claims that its business conduct in Massachusetts was in any way unfair or deceptive.
On July 20, 2011, KHE received a subpoena from the Office of the Attorney General of the State of Delaware. The demand primarily sought information pertaining to Kaplan University’s online students and Kaplan Higher Education Campuses’ former students who are residents of Delaware. Kaplan Higher Education Corporation has cooperated with the Delaware Attorney General and provided the information requested in the subpoena. Although KHE may receive further requests for information from the Delaware Attorney General, there has been no such further correspondence to date. The Company cannot predict the outcome of this inquiry.
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
The high and low sales prices of the Company’s Class B Common Stock are listed below (amounts for 2014 and the first half of 2015 were revised to reflect the Cable ONE spin-off).

	2015		2014
Quarter	High	Low	High	Low
January–March	$664	$505	$450	$369
April–June	676	575	445	390
July–September	724	565	449	413
October–December	608	469	574	406
At January 29, 2016, there were 28 holders of record of the Company’s Class A Common Stock and 477 holders of record of the Company’s Class B Common Stock.
Dividend Information
Both classes of the Company’s Common Stock participate equally as to dividends. Total dividends paid during 2015 were $9.10 with three quarterly dividends paid at a rate of $2.65 per share and one dividend paid at a rate of $1.15 per share. The quarterly dividend rate was adjusted as a result of the spin-off of Cable ONE. Quarterly dividends were paid at the rate of $2.55 during 2014.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table and the footnote thereto set forth certain information as of December 31, 2015, concerning compensation plans of the Company under which equity securities of the Company are authorized to be issued.

	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	191,722	$552.00	—
Equity compensation plans not approved by security holders	—	—	—
Total	191,722	$552.00	—
____________
This table does not include information relating to restricted stock grants awarded under the Graham Holdings Company’s Incentive Compensation Plan, which plan has been approved by the stockholders of the Company. At December 31, 2015, there were 26,475 shares of restricted stock outstanding under the 2012–2016 Award Cycle and 20,150 shares of restricted stock outstanding under the 2015–2018 Award Cycle that had been awarded to employees of the Company and its subsidiaries under that Plan. In addition, the Company has from time to time awarded special discretionary grants of restricted stock to employees of the Company and its subsidiaries. At December 31, 2015, there were a total of 34,850 shares of restricted stock outstanding under special discretionary grants approved by the Compensation Committee of the Board of Directors. At December 31, 2015, a total of 443,286 shares of restricted stock and stock options were available for future awards.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the quarter ended December 31, 2015, the Company purchased shares of its Class B Common Stock as set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan*	Maximum Number of Shares That May Yet Be Purchased Under the Plan*
2015
October	—	—	—	500,000
November	—	—	—	500,000
December	46,226	$497.10	46,226	453,774
Total	46,226	$497.10	46,226
____________
*On May 14, 2015, the Company’s Board of Directors authorized the Company to purchase, on the open market or otherwise, up to 500,000 shares of its Class B Common Stock. There is no expiration date for that authorization. All purchases made during the quarter ended December 31, 2015 were open market transactions.

Performance Graph
The following graph is a comparison of the yearly percentage change in the Company’s cumulative total shareholder return with the cumulative total return of the Standard & Poor’s 500 Stock Index and a custom peer group index comprised of education companies. The Standard & Poor’s 500 Stock Index is comprised of 500 U.S. companies in the industrial, transportation, utilities and financial industries and is weighted by market capitalization. The custom peer group of education companies includes American Public Education Inc., Apollo Education Group Inc., Bridgepoint Education Inc., Capella Education Co., DeVry Education Group Inc., Grand Canyon Education Inc., ITT Educational Services Inc., National American University Holdings Inc. and Strayer Education Inc. The Company is using a custom peer index of education companies because the Company is a diversified education and media company. Its largest business is Kaplan, Inc., a leading global provider of educational services to individuals, schools and businesses. The graph reflects the investment of $100 on December 31, 2010, in the Company’s Class B Common Stock, the Standard & Poor’s 500 Stock Index, and the custom peer group index of education companies. For purposes of this graph, it has been assumed that dividends were reinvested on the date paid in the case of the Company and on a quarterly basis in the case of the Standard & Poor’s 500 Index and the custom peer group index of education companies.

December 31	2010	2011	2012	2013	2014	2015
Graham Holdings Company	100.00	87.78	89.79	163.08	215.52	202.05
S&P 500 Index	100.00	102.11	118.45	156.82	178.29	180.75
New Education Peer Group	100.00	100.84	53.21	77.79	86.39	45.64
Item 6. Selected Financial Data.
See the information for the years 2011 through 2015 contained in the table titled “Five-Year Summary of Selected Historical Financial Data,” which is included in this Annual Report on Form 10-K and listed in the index to financial information on page 36 hereof (with only the information for such years to be deemed filed as part of this Annual Report on Form 10-K).
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
See the information contained under the heading “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” which is included in this Annual Report on Form 10-K and listed in the index to financial information on page 36 hereof.
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

Equity Price Risk.  The Company has common stock investments in several publicly traded companies (as discussed in Note 4 to the Company’s Consolidated Financial Statements) that are subject to market price volatility. The fair value of these common stock investments totaled $350.6 million at December 31, 2015.
Interest Rate Risk.  The Company’s long-term debt consists of $400 million principal amount of 7.25% unsecured notes due February 1, 2019 (the Notes). At December 31, 2015, the aggregate fair value of the Notes, based upon quoted market prices, was $436.6 million. An increase in the market rate of interest applicable to the Notes would not increase the Company’s interest expense with respect to the Notes since the rate of interest the Company is required to pay on the Notes is fixed, but such an increase in rates would affect the fair value of the Notes. Assuming, hypothetically, that the market interest rate applicable to the Notes was 100 basis points higher than the Notes’ stated interest rate of 7.25%, the fair value of the Notes at December 31, 2015, would have been approximately $389.3 million. Conversely, if the market interest rate applicable to the Notes was 100 basis points lower than the Notes’ stated interest rate, the fair value of the Notes at such date would have been approximately $411.0 million.
On September 7, 2011, the Company borrowed AUD 50 million under its revolving credit facility. On the same date, the Company entered into interest rate swap agreements with a total notional value of AUD 50 million and a maturity date of March 7, 2015. These interest rate swap agreements paid the Company variable interest on the AUD 50 million notional amount at the three-month bank bill rate, and the Company paid the counterparties a fixed rate of 4.5275%. These interest rate swap agreements were entered into to convert the variable rate Australian dollar borrowing under the revolving credit facility into a fixed-rate borrowing. On March 9, 2015, the Company repaid the AUD 50 million borrowed under its revolving credit facility. On the same day, the AUD 50 million interest rate swap agreements matured.
Foreign Exchange Rate Risk.  The Company is exposed to foreign exchange rate risk primarily at its Kaplan international operations, and the primary exposure relates to the exchange rate between the U.S. dollar and the British pound and the Australian dollar. This exposure includes British pound and Australian dollar denominated intercompany loans on U.S.-based Kaplan entities with a functional currency in U.S. dollars. In 2015, the Company reported unrealized foreign currency losses of $15.6 million. In 2014, the Company reported unrealized foreign currency losses of $11.1 million. In 2013, the Company reported unrealized foreign currency losses of $13.4 million.
If the values of the British pound and the Australian dollar relative to the U.S. dollar had been 10% lower than the values that prevailed during 2015, the Company’s pre-tax income for 2015 would have been approximately $22 million lower. Conversely, if such values had been 10% higher, the Company’s reported pre-tax income for 2015 would have been approximately $22 million higher.
Item 8. Financial Statements and Supplementary Data.
See the Company’s Consolidated Financial Statements at December 31, 2015, and for the periods then ended, together with the report of PricewaterhouseCoopers LLP thereon and the information contained in Note 20 to said Consolidated Financial Statements titled “Summary of Quarterly Operating Results and Comprehensive Income (Unaudited),” which are included in this Annual Report on Form 10-K and listed in the index to financial information on page 36 hereof.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (the Company’s principal executive officer) and the Company’s Senior Vice President–Finance (the Company’s principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of December 31, 2015. Based on that evaluation, the Company’s Chief Executive Officer and Senior Vice President–Finance have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Senior Vice President–Finance, in a manner that allows timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting
Management’s report set forth on page 56 is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information contained under the heading “Executive Officers” in Item 1 hereof and the information contained under the headings “Nominees for Election by Class A Shareholders,” “Nominees for Election by Class B Shareholders,” “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for the Company’s 2016 Annual Meeting of Stockholders is incorporated herein by reference thereto.
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
In addition to the certifications of the Company’s Chief Executive Officer and Chief Financial Officer filed as exhibits to this Annual Report on Form 10-K, on June 10, 2015, the Company’s Chief Executive Officer submitted to the New York Stock Exchange the annual certification regarding compliance with the NYSE’s corporate governance listing standards required by Section 303A.12(a) of the NYSE Listed Company Manual.
Item 11. Executive Compensation.
The information contained under the headings “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation” and “Compensation Committee Report” in the definitive Proxy Statement for the Company’s 2016 Annual Meeting of Stockholders is incorporated herein by reference thereto.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information contained under the heading “Stock Holdings of Certain Beneficial Owners and Management” in the definitive Proxy Statement for the Company’s 2016 Annual Meeting of Stockholders is incorporated herein by reference thereto.
Item 13. Certain Relationships and Related Transactions and Director Independence.
The information contained under the headings “Transactions With Related Persons, Promoters and Certain Control Persons” and “Controlled Company” in the definitive Proxy Statement for the Company’s 2016 Annual Meeting of Stockholders is incorporated herein by reference thereto.
Item 14. Principal Accounting Fees and Services.
The information contained under the heading “Audit Committee Report” in the definitive Proxy Statement for the Company’s 2016 Annual Meeting of Stockholders is incorporated herein by reference thereto.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
The following documents are filed as part of this report:
1.     Financial Statements.  As listed in the index to financial information on page 36 hereof.
2.     Exhibits.   As listed in the index to exhibits on page 109 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2016.

GRAHAM HOLDINGS COMPANY
(Registrant)

By	/s/ Hal S. Jones
Hal S. Jones
Senior Vice President–Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 26, 2016:

Timothy J. O’Shaughnessy	President, Chief Executive Officer (Principal Executive Officer) and Director
Hal S. Jones	Senior Vice President–Finance (Principal Financial Officer)
Wallace R. Cooney	Principal Accounting Officer
Donald E. Graham	Chairman of the Board
Lee C. Bollinger	Director
Christopher C. Davis	Director
Barry Diller	Director
Thomas S. Gayner	Director
Anne M. Mulcahy	Director
Ronald L. Olson	Director
James H. Shelton	Director
Larry D. Thompson	Director
G. Richard Wagoner, Jr.	Director
Katharine Weymouth	Director

By	/s/ Hal S. Jones
Hal S. Jones
Attorney-in-Fact

An original power of attorney authorizing Timothy J. O’Shaughnessy, Hal S. Jones and Nicole M. Maddrey, and each of them, to sign all reports required to be filed by the Registrant pursuant to the Securities Exchange Act of 1934 on behalf of the above-named directors and officers has been filed with the Securities and Exchange Commission.

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
OVERVIEW
Graham Holdings Company (the Company) is a diversified education and media company whose operations include educational services; television broadcasting; online, print and local TV news; social-media advertising services; home health and hospice care; and manufacturing. Education is the largest business and through its subsidiary Kaplan, Inc., the Company provides extensive worldwide education services for individuals, schools and businesses. The Company’s second largest business is television broadcasting. Since November 2012, the Company has completed several acquisitions in home health services and manufacturing. The Company’s business units are diverse and subject to different trends and risks.
The Company’s education division is the largest operating division of the Company, accounting for 74.5% of the Company’s consolidated revenues in 2015. The Company has devoted significant resources and attention to this division for many years, given its geographic and product diversity; the investment opportunities and growth prospects during this time; and challenges related to government regulation. In recent years, Kaplan has formulated and implemented restructuring plans at most of its businesses, resulting in significant costs in order to establish lower cost levels in future periods. Kaplan is organized into the following three operating segments: Kaplan Higher Education (KHE), Kaplan Test Preparation (KTP) and Kaplan International.
KHE is the largest segment of Kaplan, representing 44% of total Kaplan revenues in 2015. KHE’s revenue declined in 2015, largely due to the sale of the KHE Campuses business and other school closures, and declines in average enrollments at Kaplan University. KHE’s restructuring costs totaled $12.9 million in 2015. Operating income at KHE declined in 2015 due largely to increased losses at the KHE Campuses business and overall revenue declines.
KTP revenues were down modestly in 2015; however, operating results improved due to reduced operating costs, due partly to $7.7 million in software asset write-offs in 2014 that did not recur in 2015.
Kaplan International reported revenue declines for 2015 due to the adverse impact of exchange rates and weakness in English-language programs, offset by growth in Australia professional and Singapore higher education programs. Kaplan International operating results were down in 2015 due to declines in the English-language programs’ results.
Kaplan made one acquisition in 2015, three acquisitions in 2014 and one acquisition in 2013. None of these were individually significant.
The Company’s television broadcasting division reported lower revenues and operating income in 2015 as 2014 included significant political and Olympics-related advertising. In recent years, the television broadcasting division has consistently generated significantly higher operating income amounts and operating income margins than the education division and other businesses.
With the recent Celtic Healthcare, Residential Healthcare, Forney, Joyce/Dayton and Group Dekko acquisitions, the Company has invested in new lines of business from late 2012 through 2015.
In November 2014, the Company announced a plan for a tax-free spin-off of the cable division, which was completed on July 1, 2015.
The Company generates a significant amount of cash from its businesses that is used to support its operations, pay down debt and fund capital expenditures, share repurchases, dividends, acquisitions and other investments.
RESULTS OF OPERATIONS — 2015 COMPARED TO 2014
Net loss attributable to common shares was $101.3 million ($17.87 per share) for the year ended December 31, 2015, compared to net income attributable to common shares of $1,293.0 million ($195.03 per share) for the year ended December 31, 2014. Net (loss) income includes $42.2 million ($7.36 per share) and $527.9 million ($79.63 per share) in income from discontinued operations for 2015 and 2014, respectively. Loss from continuing operations attributable to common shares was $143.5 million ($25.23 per share) for 2015, compared to income of $765.1 million ($115.40 per share) for 2014.
In connection with the tax-free Berkshire exchange transaction that closed on June 30, 2014, the Company acquired 1,620,190 shares of its Class B common stock, resulting in 13% fewer diluted shares outstanding in 2015 compared to 2014.

Items included in the Company’s income from continuing operations for 2015 are listed below:

•	$259.7 million goodwill and long-lived assets impairment charges at the education division and other businesses (after-tax impact of $225.2 million, or $38.96 per share);

•	$45.8 million in restructuring charges at the education division, corporate office and other businesses (after-tax impact of $28.9 million, or $4.97 per share);

•
$24.9 million in expense related to the modification of stock option awards in conjunction with the Cable ONE spin-off and the modification of restricted stock awards (after-tax impact of $15.3 million, or $2.64 per share);

•	$12.5 million in net non-operating losses arising from the sales of five businesses and an investment, and on the formation of a joint venture (after-tax impact of $15.7 million, or $2.82 per share);

•	$21.4 million gain on the sale of land (after-tax impact of $13.2 million, or $2.27 per share); and

•	$15.6 million in non-operating unrealized foreign currency losses (after-tax impact of $9.7 million, or $1.67 per share.
Items included in the Company’s income from continuing operations for 2014 are listed below:

•
$31.6 million in restructuring charges and early retirement program expense and related charges at the education division and the corporate office (after-tax impact of $20.2 million, or $3.05 per share);

•	$17.3 million noncash intangible and other long-lived assets impairment charges at Kaplan and other businesses (after-tax impact of $11.2 million, or $1.69 per share);

•	$396.6 million gain from the sale of Classified Ventures (after-tax impact of $249.8 million, or $37.68 per share);

•	$90.9 million gain from the Classified Ventures’ sale of apartments.com (after-tax impact of $58.2 million, or $8.78 per share);

•	$266.7 million gain from the tax-free Berkshire exchange transaction (after-tax impact of $266.7 million, or $40.23 per share);

•	$127.7 million gain on the sale of the corporate headquarters building (after-tax impact of $81.8 million, or $12.34 per share); and

•	$11.1 million in non-operating unrealized foreign currency losses (after-tax impact of $7.1 million, or $1.08 per share).
Revenue for 2015 was $2,586.1 million, down 6% from $2,737.0 million in 2014. Revenues declined at the education division and were down slightly at the television broadcasting division, offset by an increase in other businesses.
In 2015, education revenue was down by 11%, advertising revenue decreased 9% and other revenue increased 41%. The revenue declines at Kaplan account for the reported education revenue. The decline in advertising revenue is due to decreased television broadcasting revenue. The increase in other revenues is due primarily to the inclusion of revenues from businesses acquired in 2015 and 2014.
Operating costs and expenses for the year increased 6% to $2,666.9 million in 2015, from $2,504.3 million in 2014. Expenses were higher at the education division due to goodwill and other long-lived assets impairment charges recorded in 2015; increased spending on digital initiatives and network fees at the television broadcasting division in 2015; and increased expenses at other businesses as a result of businesses acquired in 2015 and 2014.
The Company reported an operating loss for 2015 of $80.8 million, compared with operating income of $232.7 million in 2014. Operating results were down at the education and television broadcasting divisions, offset by improvement in other businesses.
On July 1, 2015, the Company completed the spin-off of Cable ONE as an independent, publicly traded company. The transaction was structured as a tax-free spin-off of Cable ONE to the stockholders of the Company as one share of Cable ONE common stock was distributed for every share of Class A and Class B common stock of Graham Holdings outstanding on the June 15, 2015, record date. The historical operating results of the Company’s cable division are included in discontinued operations, net of tax, for all periods presented.
On February 12, 2015, Kaplan entered into a Purchase and Sale Agreement with Education Corporation of America (ECA) to sell substantially all of the assets of its KHE Campuses business, consisting of 38 nationally accredited ground campuses, and certain related assets, in exchange for a preferred equity interest in ECA. The transaction closed on September 3, 2015.
On June 30, 2014, the Company and Berkshire Hathaway Inc. completed a transaction in which Berkshire acquired a wholly owned subsidiary of the Company that included, among other things, WPLG, a Miami-based television station, 2,107 Class A Berkshire shares and 1,278 Class B Berkshire shares owned by Graham Holdings and $327.7 million in cash, in exchange for 1,620,190 shares of Graham Holdings Class B common stock owned by Berkshire Hathaway (Berkshire exchange transaction). As a result, income from continuing operations for 2014 includes a $266.7 million gain from the exchange of the Berkshire Hathaway shares, and income from discontinued operations for 2014 includes a $375.0 million gain from the WPLG exchange.
Division Results
Education Division.  Education division revenue in 2015 totaled $1,927.5 million, down 11% from revenue of $2,160.4 million in 2014. Kaplan reported an operating loss of $223.5 million for 2015, compared to operating income of $65.5 million in 2014. Kaplan’s 2015 operating results include goodwill and intangible assets impairment charges of $256.8 million in comparison to a $17.2 million charge in 2014. In 2015, operating results at Kaplan Higher Education and Kaplan International were down, partially offset by improved results at Kaplan Test Preparation.
In recent years, Kaplan has formulated and implemented restructuring plans at its various businesses that have resulted in significant costs in 2015 and 2014, with the objective of establishing lower cost levels in future periods. Across all businesses, restructuring costs totaled $44.4 million in 2015 and $16.8 million in 2014.
A summary of Kaplan’s operating results is as follows:

	Year Ended December 31
(in thousands)	2015	2014	% Change
Revenue
Higher education	$849,625	$1,010,058	(16)
Test preparation	301,607	304,662	(1)
Kaplan international	770,273	840,915	(8)
Kaplan corporate and other	6,502	6,094	7
Intersegment elimination	(486)	(1,312)	—
	$1,927,521	$2,160,417	(11)
Operating Income (Loss)
Higher education	$55,572	$83,069	(33)
Test preparation	16,798	(4,730)	—
Kaplan international	53,661	69,153	(22)
Kaplan corporate and other	(87,230)	(57,093)	(53)
Amortization of intangible assets	(5,523)	(7,738)	29
Impairment of goodwill and other long-lived assets	(256,830)	(17,203)	—
Intersegment elimination	96	5	—
	$(223,456)	$65,463	—
Kaplan Higher Education (KHE) includes Kaplan’s domestic postsecondary education businesses, made up of fixed-facility colleges and online postsecondary and career programs. KHE also includes the domestic professional training and other continuing education businesses.
Since 2012, KHE has continued to close campuses, consolidate facilities and reduce its workforce. On September 3, 2015, Kaplan completed the sale of substantially all of the remaining assets of its KHE Campuses business. In connection with these and other plans, KHE incurred $12.9 million and $6.5 million in restructuring costs in 2015 and 2014, respectively.
As a result of continued declines in student enrollments at KHE and the challenging industry operating environment, Kaplan completed an interim impairment review of KHE’s remaining long-lived assets in the third quarter of 2015 that resulted in a $248.6 million goodwill impairment charge. This goodwill impairment charge followed long-lived asset impairment charges of $6.9 million and $13.6 million that were recorded in the second quarter of 2015 and fourth quarter of 2014, respectively, in connection with the KHE Campuses business.
KHE results include revenue and operating losses (including restructuring charges) related to all KHE Campuses, those sold to ECA or closed, including Mount Washington College and Bauder College, as follows:

	Year Ended
	December 31
(in thousands)	2015	2014
Revenue	$178,734	$299,109
Operating loss	$(38,830)	$(28,549)
In 2015, KHE revenue declined 16% due to the campus sales and closings, and declines in average enrollments at Kaplan University, reflecting weaker market demand. The KHE operating income decline in 2015 is due to increased losses at the KHE Campuses business, the revenue declines, and increased restructuring costs. In 2015, the decline was partially offset by improved results at the domestic professional training and other continuing education businesses.
New higher education student enrollments at Kaplan University declined 14% in 2015 due to lower demand across Kaplan University programs.
Total higher education students at Kaplan University at December 31, 2015, were down 6% compared to December 31, 2014. A summary of higher education student enrollments is as follows:

	As of December 31
	2015	2014
Kaplan University	39,848	42,469
Kaplan University higher education student enrollments by certificate and degree programs are as follows:

	As of December 31
	2015	2014
Certificate	4.4%	2.3%
Associate’s	25.0%	29.6%
Bachelor’s	48.4%	44.3%
Master’s	22.2%	23.8%
	100.0%	100.0%
Kaplan Test Preparation (KTP) includes Kaplan’s standardized test preparation programs. KTP revenue declined 1% in 2015. Excluding revenues from acquired businesses, KTP revenue declined 3% in 2015. Enrollments, excluding the new economy skills training offerings, were down 12% in 2015 due primarily to declines in graduate and pre-college programs; however, unit prices were generally higher. In comparison to 2014, KTP operating results improved in 2015 due to a reduction in operating expenses and the inclusion of a $7.7 million software asset write-off in the second quarter of 2014 that did not recur in 2015.
Kaplan International includes English-language programs and postsecondary education and professional training businesses largely outside the United States. Kaplan International revenue declined 8% in 2015 due to the adverse impact of foreign exchange rates. On a constant currency basis, Kaplan International revenue remained flat in 2015 due to enrollment declines in English-language programs, partially offset by growth in Australia professional and Singapore higher education programs.
Kaplan International operating income decreased 22% in 2015 due to the declines in English-language programs’ results. Restructuring costs at Kaplan International totaled $1.3 million and $0.2 million in 2015 and 2014, respectively.
Kaplan corporate represents unallocated expenses of Kaplan, Inc.’s corporate office, other minor businesses and certain shared activities. In 2015, Kaplan corporate recorded $29.4 million in restructuring costs compared to $1.4 million in 2014.
In addition to the impairment charges of $255.5 million related to KHE recorded in the second and third quarters of 2015, Kaplan recorded an additional $1.4 million in noncash intangible and other long-lived assets impairment charges in the fourth quarter of 2015, related to businesses at KTP and Kaplan International. In 2014, Kaplan recorded $17.2 million in noncash intangible and other long-lived assets impairment charges in connection with businesses at KHE, KTP and Kaplan International.
In addition to the sale of the KHE Campuses business in 2015, Kaplan also sold a small business that was part of KHE, and two businesses that were part of Kaplan International. The net loss on the sale of these businesses totaled $24.9 million that is included in other non-operating expense.
Television Broadcasting Division.  Revenue for the television broadcasting division decreased 1% to $359.2 million in 2015, from $363.8 million in 2014; operating income for 2015 was down 12% to $164.9 million, from $187.8 million in 2014. The decrease in revenue is due to a $27.7 million decrease in political advertising revenue and $9.5 million in incremental winter Olympics-related advertising revenue at the Company’s NBC affiliates in 2014, offset by $16.1 million in increased retransmission revenues, revenues from the Super Bowl at the Company’s NBC affiliates in February 2015 and an increase in advertising revenue in several key sectors. The decline in operating income is due to the revenue decline and an increase in spending on digital initiatives and increased network fees.
Operating margin at the television broadcasting division was 46% in 2015 and 52% in 2014.

Competitive market position remained strong for the Company’s television stations. KSAT in San Antonio and WJXT in Jacksonville ranked number one in the November 2015 ratings period, Monday through Friday, sign-on to sign-off; KPRC finished in a three-way tie for first place; WDIV in Detroit ranked second; and WKMG in Orlando ranked third.
Other Businesses. Other businesses includes the following:
- Celtic Healthcare (Celtic) and Residential Healthcare Group, Inc. (Residential, acquired in July 2014), providers of home health and hospice services;
- Group Dekko, a Garrett, IN, based manufacturer of electrical workspace solutions, architectural lighting, and electrical components and assemblies (acquired in November 2015); Joyce/Dayton Corp., a Dayton, OH, based manufacturer of screw jacks and other linear motion systems (acquired in May 2014); and Forney, a global supplier of products and systems that control and monitor combustion processes in electric utility and industrial applications; and
- SocialCode, a marketing solutions provider helping companies with marketing on social-media platforms; and The Slate Group and Foreign Policy Group, which publish online and print magazines and websites.
In November 2015, the Company announced that Trove, a digital innovation team, would largely be integrated into SocialCode and that Trove’s existing offerings would be discontinued. In connection with this action, the Company recorded a $2.8 million goodwill impairment charge at Trove in the fourth quarter of 2015, along with $0.5 million in severance costs.
The increase in revenues for 2015 is due primarily to the inclusion of revenues from the businesses acquired in 2015 and 2014. The improvement in operating results in 2015 reflects the contribution of the acquired businesses, as well as improved results at Celtic and SocialCode.
In January 2015, Celtic and Allegheny Health Network formed a joint venture to combine each other’s home health and hospice assets in the western Pennsylvania region. Celtic manages the operations of the joint venture for a fee and holds a 40% interest. The pro rata operating results of the joint venture are included in the Company’s equity in earnings of affiliates. In connection with this transaction, the Company recorded a noncash pre-tax gain of $6.0 million in the first quarter of 2015 that is included in other non-operating expense. Celtic’s revenues from the western Pennsylvania region that are now part of the joint venture made up 29% of total Celtic revenues in 2014.
In the second quarter of 2015, the Company sold The Root, an online magazine; the related gain on disposition is included in other non-operating expense, net.
Corporate Office.  Corporate office includes the expenses of the Company’s corporate office, the pension credit for the Company’s traditional defined benefit plan and certain continuing obligations related to prior business dispositions. In the fourth quarter of 2015, the Company recorded $6.0 million in incremental stock compensation expense due to the modification of restricted stock awards, and implemented a Special Incentive Program that resulted in expense of $0.9 million, which is being funded from the assets of the Company’s pension plan. In the third quarter of 2015, the Company recorded $18.8 million in incremental stock option expense, due to stock option modifications that resulted from the Cable ONE spin-off. In the first quarter of 2014, the corporate office implemented a Separation Incentive Program that resulted in expense of $4.5 million, which was funded from the assets of the Company’s pension plan. In the third quarter of 2014, the Company recorded $10.3 million in early retirement program expense and other related charges, a portion of which was funded from the assets of the Company’s pension plan.
Excluding early retirement program and other pension incentive program expense, the total pension credit for the Company’s traditional defined benefit plan was $83.2 million and $91.2 million for 2015 and 2014, respectively.
Excluding the $24.9 million in incremental stock compensation expense in 2015, the pension credit, early retirement program and other pension incentive program expense and other related charges in 2015 and 2014, corporate office expense declined in 2015. The decline is from lower compensation costs, and 2014 costs related to certain acquisitions, the Berkshire exchange transaction and the corporate office headquarters move to Arlington, VA, partially offset by 2015 costs related to the Group Dekko acquisition.
Equity in (Losses) Earnings of Affiliates.  At December 31, 2015, the Company held a 40% interest in a Celtic joint venture and Residential Home Health Illinois, a 42.5% interest in Residential Hospice Illinois, and interests in several other affiliates. In the second quarter of 2015, the Company acquired an approximate 20% interest in HomeHero, a company that created and manages an online senior home care marketplace. At September 30, 2014, the Company held a 16.5% interest in Classified Ventures, LLC (CV) and interests in several other affiliates. On October 1, 2014, the Company and the remaining partners in CV completed the sale of their entire stakes in CV.

The Company’s equity in losses of affiliates, net, for 2015 was $0.7 million, compared to income of $100.4 million in 2014. The 2014 results include a pre-tax gain of $90.9 million from Classified Ventures’ sale of apartments.com in the second quarter of 2014.
Other Non-Operating (Expense) Income.  The Company recorded other non-operating expense, net, of $8.6 million in 2015, compared to income of $778.0 million in 2014.
The 2015 non-operating expense, net, included $23.3 million in losses from the sales of businesses, $15.6 million in unrealized foreign currency losses and other items, offset by a $21.4 million gain on the sale of land from Robinson Terminal, $6.0 million gain on the formation of a Celtic joint venture and a $4.8 million increase to the CV gain. The 2014 non-operating income, net, included a pre-tax gain of $396.6 million on the sale of Classified Ventures, the pre-tax gain of $266.7 million in connection with the Company’s exchange of Berkshire shares, a pre-tax gain of $127.7 million on the sale of the headquarters building, $11.1 million in unrealized foreign currency losses and other items.
Net Interest Expense.  The Company incurred net interest expense of $30.7 million in 2015, compared to $33.4 million in 2014. At December 31, 2015, the Company had $399.9 million in borrowings outstanding at an average interest rate of 7.2%; at December 31, 2014, the Company had $445.9 million in borrowings outstanding at an average interest rate of 7.1%.
Provision for Income Taxes.  The Company recorded a tax provision on the pre-tax loss from continuing operations in 2015, as a large portion of the goodwill impairment charges and the goodwill included in the loss on the KHE Campuses sale are permanent differences not deductible for income tax purposes. Excluding the effect of these permanent differences, the effective tax rate for continuing operations in 2015 was 38.1%, compared to an effective tax rate of 29.0% in 2014. The lower effective tax rate in 2014 largely relates to the Berkshire exchange transaction. The pre-tax gain of $266.7 million related to the disposition of the Berkshire shares was not subject to income tax as the exchange qualified as a tax-free transaction.
Discontinued Operations. On July 1, 2015, the Company completed the spin-off of Cable ONE as an independent, publicly traded company.
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
RESULTS OF OPERATIONS — 2014 COMPARED TO 2013
Net income attributable to common shares was $1,293.0 million ($195.03 per share) for the year ended December 31, 2014, compared to $236.0 million ($32.05 per share) for the year ended December 31, 2013. Net income includes $527.9 million ($79.63 per share) and $172.6 million ($23.44 per share) in income from discontinued operations for 2014 and 2013, respectively. Income from continuing operations attributable to common shares was $765.1 million ($115.40 per share) for 2014, compared to $63.4 million ($8.61 per share) for 2013.
In connection with the Berkshire exchange transaction that closed on June 30, 2014, the Company acquired 1,620,190 shares of its Class B common stock, resulting in 11% fewer diluted shares outstanding in 2014.

Items included in the Company’s income from continuing operations for 2014 are listed below:

•
$31.6 million in restructuring charges and early retirement program expense and related charges at the education division and the corporate office (after-tax impact of $20.2 million, or $3.05 per share);

•	$17.3 million noncash intangible and other long-lived assets impairment charges at Kaplan and other businesses (after-tax impact of $11.2 million, or $1.69 per share);

•	$396.6 million gain from the sale of Classified Ventures (after-tax impact of $249.8 million, or $37.68 per share);

•	$90.9 million gain from the Classified Ventures’ sale of apartments.com (after-tax impact of $58.2 million, or $8.78 per share);

•	$266.7 million gain from the tax-free Berkshire exchange transaction (after-tax impact of $266.7 million, or $40.23 per share);

•	$127.7 million gain on the sale of the corporate headquarters building (after-tax impact of $81.8 million, or $12.34 per share); and

•	$11.1 million in non-operating unrealized foreign currency losses (after-tax impact of $7.1 million, or $1.08 per share).
Items included in the Company’s income from continuing operations for 2013 are listed below:

•	$36.4 million in severance and restructuring charges at the education division (after-tax impact of $25.3 million, or $3.46 per share);

•	a $3.3 million noncash intangible assets impairment charge at Kaplan (after-tax impact of $3.2 million, or $0.44 per share);

•	a $10.4 million write-down of a marketable equity security (after-tax impact of $6.7 million, or $0.91 per share); and

•	$13.4 million in non-operating unrealized foreign currency losses (after-tax impact of $8.6 million, or $1.17 per share).
Revenue for 2014 was $2,737.0 million, up 5% from $2,600.6 million in 2013. Revenues increased at the television broadcasting division and in other businesses, offset by a slight decline at the education division.
In 2014, education revenue was flat, advertising revenue increased 12% and other revenue increased 66%. The flat revenue results at Kaplan account for the reported education revenue. The increase in advertising revenue is due to increased television broadcasting revenue. The increase in other revenues is due primarily to the inclusion of acquired businesses in 2014 and 2013.
Operating costs and expenses for the year increased 2% to $2,504.3 million in 2014, from $2,451.2 million in 2013. Expenses were higher in other businesses and the television broadcasting division in 2014, partially offset by decreased costs at the education division.
Operating income for 2014 increased to $232.7 million, from $149.4 million in 2013. Operating results improved at all divisions and benefited from an increase in the net pension credit.
On July 1, 2015, the Company completed the spin-off of Cable ONE as an independent, publicly traded company. The transaction was structured as a tax-free spin-off of Cable ONE to the stockholders of the Company as one share of Cable ONE common stock was distributed for every share of Class A and Class B common stock of Graham Holdings outstanding on the June 15, 2015, record date. The historical operating results of the Company’s cable division are included in discontinued operations, net of tax, for all periods presented.
On June 30, 2014, the Company and Berkshire Hathaway Inc. completed a transaction in which Berkshire acquired a wholly owned subsidiary of the Company that included, among other things, WPLG, a Miami-based television station, 2,107 Class A Berkshire shares and 1,278 Class B Berkshire shares owned by Graham Holdings and $327.7 million in cash, in exchange for 1,620,190 shares of Graham Holdings Class B common stock owned by Berkshire Hathaway (Berkshire exchange transaction). As a result, income from continuing operations for 2014 includes a $266.7 million gain from the exchange of the Berkshire Hathaway shares, and income from discontinued operations for 2014 includes a $375.0 million gain from the WPLG exchange.
Division Results
Education Division.  Education division revenue in 2014 totaled $2,160.4 million, compared to $2,163.7 million in 2013. Kaplan reported operating income of $65.5 million for 2014, compared to $51.0 million in 2013. Kaplan’s

2014 operating results in comparison to 2013 benefited from strong improvement in KHE and Kaplan International results, offset by increased intangible and other long-lived asset impairment charges.
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
In February 2015, Kaplan entered into a Purchase and Sale Agreement with ECA to sell substantially all of the assets of its KHE Campuses business. The transaction closed on September 3, 2015. In addition, in the fourth quarter of 2014, Kaplan recorded a $13.6 million other long-lived asset impairment charge in connection with its KHE Campuses business. KHE results include revenue and operating income (loss) related to the KHE Campuses business as follows:

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

New student enrollments at KHE declined 3% in 2014 due to lower demand across KHE and the impact of campus closures. Total students at Kaplan University at December 31, 2014, were down 6% compared to December 31, 2013. Excluding campuses closed or planned for closure, total students at December 31, 2014, were down 4% compared to December 31, 2013. A summary of student enrollments is as follows:

				Excluding Campuses Closing
	As of December 31			As of December 31
	2014	2013	% Change	2014	2013	% Change
Kaplan University	42,469	42,816	(1)	42,469	42,816	(1)
Other Campuses	14,266	17,417	(18)	14,045	15,818	(11)
	56,735	60,233	(6)	56,514	58,634	(4)
Kaplan University and Other Campuses enrollments by certificate and degree programs were as follows:

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
Kaplan International includes English-language programs and postsecondary education and professional training businesses largely outside the United States. Kaplan International revenue increased 7% in 2014 due to enrollment growth in the pathways, English-language, Australia professional and Singapore higher education programs. Kaplan International operating income increased 34% in 2014 due primarily to improved results from the operations in Australia and Singapore, and lower restructuring costs in 2014. Restructuring costs at Kaplan International totaled $0.2 million and $5.8 million in 2014 and 2013, respectively.
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
Television Broadcasting Division.  Revenue for the television broadcasting division increased 18% to $363.8 million in 2014, from $308.3 million in 2013; operating income for 2014 was up 29% to $187.8 million, from $145.2 million in 2013. The increase in revenue and operating income is due to a $31.8 million increase in political advertising revenue, $9.5 million in incremental winter Olympics-related advertising revenue at the Company’s NBC affiliates, and $18.6 million in increased retransmission revenues. Operating margin at the television broadcasting division was 52% in 2014 and 47% in 2013.
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
In April 2014, Celtic Healthcare, Inc. (Celtic) acquired the assets of VNA-TIP Healthcare of Bridgeton, MO. This acquisition has expanded Celtic’s home health and hospice service areas from Pennsylvania and Maryland to the Missouri and Illinois regions. The operating results of VNA-TIP are included in other businesses from the date of acquisition in the second quarter of 2014. In January 2015, Celtic and Allegheny Health Network (AHN) closed on the formation of a joint venture to combine each other’s home health and hospice assets in the western Pennsylvania region. Although Celtic manages the operations of the joint venture, Celtic holds a 40% interest in the joint venture, so the operating results of the joint venture are not consolidated and the pro rata operating results are included in the Company’s equity in earnings of affiliates starting in January 2015. Celtic’s revenues from the western Pennsylvania region that now are part of the joint venture made up 29% of total Celtic revenues in 2014.
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
Corporate Office.  Corporate office includes the expenses of the Company’s corporate office, the pension credit for the Company’s traditional defined benefit plan and certain continuing obligations related to prior business dispositions. In the first quarter of 2014, the corporate office implemented a Separation Incentive Program that resulted in early retirement program expense of $4.5 million, which was funded from the assets of the Company’s pension plan. In the third quarter of 2014, the acceptance period for the Voluntary Retirement Incentive Program (VRIP) ended and the Company recorded $10.3 million in early retirement program expense and other related charges, a portion of which was funded from the assets of the Company’s pension plan. Excluding early retirement program expense, the total pension credit for the Company’s traditional defined benefit plan was $91.2 million and $42.7 million for 2014 and 2013, respectively.
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
Other Non-Operating Income (Expense).  The Company recorded other non-operating income, net, of $778.0 million in 2014, compared to expense of $23.8 million in 2013.
The 2014 non-operating income, net, included a fourth quarter pre-tax gain of $396.6 million on the sale of CV, the pre-tax gain of $266.7 million in connection with the Company’s exchange of Berkshire shares, a pre-tax gain of $127.7 million on the sale of the headquarters building, $11.1 million in unrealized foreign currency losses and other items. The 2013 non-operating expense, net, included a $10.4 million write-down of a marketable equity security, $13.4 million in unrealized foreign currency losses and other items.

Net Interest Expense.  The Company incurred net interest expense of $33.4 million in 2014, compared to $33.7 million in 2013. At December 31, 2014, the Company had $445.9 million in borrowings outstanding at an average interest rate of 7.1%; at December 31, 2013, the Company had $450.8 million in borrowings outstanding at an average interest rate of 7.0%.
Provision for Income Taxes.  The effective tax rate for income from continuing operations in 2014 was 29.0%. The lower effective tax rate in 2014 largely relates to the Berkshire exchange transaction. The pre-tax gain of $266.7 million related to the disposition of the Berkshire shares was not subject to income tax as the exchange qualifies as a tax-free transaction.
The effective tax rate for income from continuing operations in 2013 was 38.5%. This effective tax rate benefited from lower state taxes and lower rates in jurisdictions outside the United States, offset by $4.6 million in net state and non-U.S. valuation allowances provided against deferred income tax benefits where realization is doubtful.
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
FINANCIAL CONDITION: CAPITAL RESOURCES AND LIQUIDITY
Acquisitions and Dispositions of Businesses
Acquisitions. The Company completed business acquisitions totaling approximately $163.3 million in 2015; $210.2 million in 2014; and $23.8 million in 2013. The assets and liabilities of the companies acquired have been recorded at their estimated fair values at the date of acquisition.
During 2015, the Company acquired two businesses. On November 13, 2015, the Company acquired a 100% interest in Group Dekko, a Garrett, IN-based manufacturer of electrical solutions for applications across three business lines: workspace power solutions, architectural lighting, and electrical components and assemblies, which is included in other businesses. On December 22, 2015, Kaplan acquired SmartPros, a leading provider of accredited professional education and training, primarily in accountancy, which is included in Higher Education.
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
In January and February 2016, Kaplan acquired Mander Portman Woodward, a leading provider of high-quality, bespoke education to U.K. and international students in London, Cambridge and Birmingham; and Osborne Books, a leading educational publisher of learning resources for accounting qualifications in the U.K., for approximately $205 million, both of which will be included in Kaplan International.
Spin-Off. On July 1, 2015, the Company completed the spin-off of Cable ONE, by way of a distribution of all the issued and outstanding shares of Cable ONE common stock, on a pro rata basis, to the Company’s stockholders.
Sale of Businesses. On September 3, 2015, Kaplan completed the sale of substantially all of the assets of its KHE Campuses business, consisting of 38 nationally accredited ground campuses and certain related assets, in exchange for a preferred equity interest in Education Corporation of America (ECA). KHE Campuses schools that have been closed or are in the process of closing are not included in the sale transaction. In connection with the sale agreement, if required by the U.S. Department of Education (ED) in connection with its post-closing review of the transaction, Kaplan will provide a letter of credit or other credit support with the ED of up to approximately $45 million; any such letter of credit or other credit support could be drawn by the ED in the event that ECA defaults on its obligations to students. If issued, such letter of credit or other credit support would have a term of two years, after which Kaplan would have no further obligations.
In the third quarter of 2015, Kaplan sold Franklyn Scholar, which was part of Kaplan International. In the second quarter of 2015, the Company sold The Root, a component of Slate, and Kaplan sold two small businesses, Structuralia, which was part of Kaplan International, and Fire and EMS Training, which was part of Kaplan Higher Education. As a result of these sales, the Company reported net losses in other non-operating (expense) income.
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
In January 2016, Kaplan completed the sale of Colloquy, which is included in Kaplan Corporate and Other.
Exchanges. On June 30, 2014, the Company and Berkshire Hathaway Inc. completed a previously announced transaction in which Berkshire acquired a wholly owned subsidiary of the Company that included, among other things, WPLG, a Miami-based television station, 2,107 Class A Berkshire shares and 1,278 Class B Berkshire shares owned by Graham Holdings and $327.7 million in cash, in exchange for 1,620,190 shares of Graham Holdings Class B common stock owned by Berkshire Hathaway (Berkshire exchange transaction). As a result, income from continuing operations for the second quarter of 2014 includes a $266.7 million gain from the sale of the Berkshire Hathaway shares, and income from discontinued operations for the second quarter of 2014 includes a $375.0 million gain from the WPLG exchange.
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
The Company’s income from continuing operations excludes Cable ONE, the sold Kaplan China schools, WPLG, the Publishing Subsidiaries and The Herald, which have been reclassified to discontinued operations.
Capital Expenditures.  During 2015, the Company’s capital expenditures totaled $131.3 million, which included the cable division for the first half of the year. The Company’s capital expenditures for businesses included in continuing operations for 2015, 2014 and 2013 are disclosed in Note 19 to the Consolidated Financial Statements. These amounts include assets acquired during the year, whereas the amounts reflected in the Company’s Statements of Cash Flows are based on cash payments made during the relevant periods. The Company estimates that its capital expenditures will be in the range of $75 million to $85 million in 2016.

Investments in Marketable Equity Securities.  At December 31, 2015, the fair value of the Company’s investments in marketable equity securities was $350.6 million, which includes investments in the common stock of eight publicly traded companies. At December 31, 2015, the net unrealized gain related to the Company’s investments totaled $97.5 million.
On June 30, 2014, the Company completed a transaction with Berkshire that included the exchange of 2,107 Class A Berkshire shares and 1,278 Class B Berkshire shares owned by the Company; a $266.7 million gain was recorded.
At the end of 2013, the Company’s investment in Strayer Education, Inc. had been in an unrealized loss position for about six months. The Company evaluated this investment for other-than-temporary impairment based on various factors, including the duration and severity of the unrealized loss, the reason for the decline in value, the potential recovery period and the Company’s ability and intent to hold the investment. Based on this evaluation, the Company concluded that the unrealized loss was other-than-temporary and recorded a $10.4 million write-down of the investment in 2013.
Common Stock Repurchases and Dividend Rate. During 2015 and 2013, the Company purchased a total of 46,226 and 33,024 shares, respectively, of its Class B common stock at a cost of approximately $23.0 million and $17.7 million, respectively. As part of the exchange transaction with Berkshire Hathaway in 2014, the Company acquired 1,620,190 shares of its Class B common stock at a cost of approximately $1,165.4 million. On May 14, 2015, the Board of Directors authorized the Company to acquire up to 500,000 shares of its Class B common stock. The Company did not announce a ceiling price or time limit for the purchases. The authorization includes 159,219 shares that remained under the previous authorization. At December 31, 2015, the Company had remaining authorization from the Board of Directors to purchase up to 453,774 shares of Class B common stock. Shares acquired as part of the exchange transaction received separate authorization by the Company’s Board of Directors.
In January and February of 2016, the Company has acquired an additional 168,698 shares of its Class B common stock at a cost of approximately $80.8 million, most of which were purchased pursuant to a 10b5-1 plan. The annual dividend rate for 2016 is $4.84 per share, compared to $9.10 and $10.20 in 2015 and 2014, respectively. The annual dividend rate was adjusted in the third quarter of 2015 as a result of the spin-off of Cable ONE.
Liquidity.  During 2015, the Company’s cash and cash equivalents decreased by $19.8 million and the Company’s borrowings decreased by $46.0 million.
At December 31, 2015, the Company has $754.2 million in cash and cash equivalents, compared to $772.8 million at December 31, 2014. Restricted cash at December 31, 2015, totaled $20.7 million, compared to $24.9 million at December 31, 2014. As of December 31, 2015 and 2014, the Company had commercial paper and money market investments of $433.0 million and $594.3 million, respectively, that are classified as cash, cash equivalents and restricted cash in the Company’s Consolidated Financial Statements. At December 31, 2015, the Company has approximately $3.3 million in cash and cash equivalents in countries outside the U.S., which is not immediately available for use in operations or for distribution.
At December 31, 2015 and 2014, the Company had borrowings outstanding of $399.9 million and $445.9 million, respectively. The Company’s borrowings at December 31, 2015, are from $400.0 million of 7.25% unsecured notes due February 1, 2019; the interest on $400.0 million of 7.25% unsecured notes is payable semiannually on February 1 and August 1. The Company’s borrowings at December 31, 2014, were mostly from $400.0 million of 7.25% unsecured notes due February 1, 2019, and AUD 50 million revolving credit borrowings. The Company did not have any outstanding commercial paper borrowing or USD revolving credit borrowing as of December 31, 2015 and 2014. On March 9, 2015, the Company repaid the AUD 50 million debt. The Company retired the Series A redeemable preferred stock with a cash payment of $10.5 million in October 2015.
On June 17, 2015, the Company terminated its U.S. $450 million, AUD 50 million four-year revolving credit facility dated June 17, 2011. No borrowings were outstanding under the 2011 Credit Agreement at the time of termination. On June 29, 2015, the Company entered into a credit agreement (the Credit Agreement) providing for a new U.S. $200 million five-year revolving credit facility (the Facility) with each of the lenders party thereto, Wells Fargo Bank, National Association as Administrative Agent (Wells Fargo), JPMorgan Chase Bank, N.A., as Syndication Agent, and HSBC Bank USA, National Association, as Documentation Agent (the Credit Agreement). The Company is required to pay a commitment fee on a quarterly basis, based on the Company’s leverage ratio, of between 0.15% and 0.25% of the amount of the Facility. Any borrowings are made on an unsecured basis and bear interest at the Company’s option, either at (a) a fluctuating interest rate equal to the highest of Wells Fargo’s prime rate, 0.50 percent above the Federal funds rate or the one-month Eurodollar rate plus 1%, or (b) the Eurodollar rate for the applicable interest period as defined in the Credit Agreement which is generally a periodic rate equal to LIBOR, in each case plus an applicable margin that depends on the Company’s consolidated debt to consolidated adjusted EBITDA (as determined pursuant to the Credit Agreement, “leverage ratio”). The Company may draw on the Facility for general corporate purposes. The Facility will expire on July 1, 2020, unless the Company and the banks agree to extend the term. Any outstanding borrowings must be repaid on or prior to the final termination date. The Credit Agreement contains terms and conditions, including remedies in the event of a default by the Company, typical of facilities of this type and requires the Company to maintain a leverage ratio of not greater than 3.5 to 1.0 and a consolidated interest coverage ratio of at least 3.5 to 1.0 based upon the ratio of consolidated adjusted EBITDA to consolidated interest expense as determined pursuant to the Credit Agreement. As of December 31, 2015, the Company is in compliance with all financial covenants.
On September 7, 2011, the Company borrowed AUD 50 million under its revolving credit facility. On the same date, the Company entered into interest rate swap agreements with a total notional value of AUD 50 million and a maturity date of March 7, 2015. These interest rate swap agreements paid the Company variable interest on the AUD 50 million notional amount at the three-month bank bill rate, and the Company paid the counterparties a fixed rate of 4.5275%. These interest rate swap agreements were entered into to convert the variable rate Australian dollar borrowing under the revolving credit facility into a fixed-rate borrowing. Based on the terms of the interest rate swap agreements and the underlying borrowing, these interest rate swap agreements were determined to be effective and thus qualified as a cash flow hedge. As such, any changes in the fair value of these interest rate swaps were recorded in other comprehensive income on the Consolidated Balance Sheets until earnings were affected by the variability of cash flows. On March 9, 2015, the Company repaid the AUD 50 million borrowed under its revolving credit facility. On the same day, the AUD 50 million interest rate swap agreements matured.
On March 12, 2014, Moody’s placed the Company’s senior unsecured rating and its Prime-2 commercial paper rating on review for downgrade. On June 26, 2014, Moody’s downgraded the Company’s long-term credit ratings by two levels from “Baa1” to “Baa3” and downgraded the short-term rating by one level from Prime-2 to Prime-3 and changed the outlook to stable. In November 2014, S&P placed the Company’s “BBB” corporate credit rating and “A-2” commercial paper rating on Credit Watch with negative implications, and Moody’s placed the Company’s “Baa3” senior unsecured rating under review for possible downgrade. On June 24, 2015, related to the pending Cable ONE spin-off, Moody’s downgraded the Company’s long-term credit ratings from “Baa3” to “Ba1” and the short-term rating from “Prime-3” to “NP”. On July 1, 2015, related to the Cable ONE spin-off, S&P lowered its corporate credit rating from “BBB” to “BB+” and its short-term rating from “A-2” to “B”. In addition, S&P removed the ratings from Credit Watch. In the third quarter of 2015, the Company decided to no longer have the rating agencies provide a short-term rating on the Company.
The Company’s current credit ratings are as follows:

	Moody’s	Standard & Poor’s
Long-term	Ba1	BB+
During 2015 and 2014, the Company had average borrowings outstanding of approximately $428.4 million and $450.9 million, respectively, at average annual interest rates of approximately 7.1% and 7.0%, respectively. The Company incurred net interest expense of $30.7 million and $33.4 million, respectively, during 2015 and 2014.
At December 31, 2015 and 2014, the Company had working capital of $1,135.6 million and $639.9 million, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments.
The Company’s net cash provided by operating activities, as reported in the Company’s Consolidated Statements of Cash Flows, was $74.8 million in 2015, compared to $372.4 million in 2014. The decline is largely due to significant income tax payments made in the first quarter of 2015 and the absence of the cable division operating results for the second half of 2015.
In 2015, the Company received a $447.1 million net distribution from Cable ONE as a result of the spin-off.
In December 2015, the Company sold one property located along the Potomac River in Alexandria, VA, for approximately $22.9 million. A second property in Alexandria is under contract for sale and is expected to close in 2016.
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

On October 1, 2014, the Company and the remaining partners completed the sale of their entire stakes in Classified Ventures. Total proceeds to the Company, net of transaction costs, were $408.5 million, of which $16.5 million was held in escrow and received in the fourth quarter of 2015. The Company recorded a pre-tax gain of $396.6 million on the sale of its interest in Classified Ventures in the fourth quarter of 2014. In the second quarter of 2015, the Company received an additional $4.8 million from the sale of Classified Ventures.
The Company expects to fund its estimated capital needs primarily through existing cash balances and internally generated funds and, to a lesser extent, borrowings under its revolving credit facility. In management’s opinion, the Company will have ample liquidity to meet its various cash needs in 2016.
The following reflects a summary of the Company’s contractual obligations as of December 31, 2015:

(in thousands)	2016	2017	2018	2019	2020	Thereafter	Total
Debt and interest	$29,000	$30,204	$29,000	$414,500	$—	$—	$502,704
Operating leases	106,253	95,675	80,188	69,839	54,351	214,050	620,356
Programming purchase commitments (1)	9,149	7,877	3,897	182	182	485	21,772
Other purchase obligations (2)	73,218	27,293	10,691	4,420	2,354	3,127	121,103
Long-term liabilities (3)	5,821	5,694	5,421	5,322	5,525	34,786	62,569
Total	$223,441	$166,743	$129,197	$494,263	$62,412	$252,448	$1,328,504
___________________

(1)
Includes commitments for the Company’s television broadcasting business that are reflected in the Company’s Consolidated Financial Statements and commitments to purchase programming to be produced in future years.

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
KHE, through the Kaplan Commitment program, provides first-time undergraduate students with a risk-free trial period. Under the program, KHE monitors academic progress and conducts assessments to help determine whether students are likely to be successful in their chosen course of study. Students who withdraw or are subject to dismissal during the risk-free trial period do not incur any significant financial obligation. The Company does not recognize revenues related to coursework until the students complete the risk-free period and decide to continue with their studies, at which time the fees become fixed or determinable.
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

	As of December 31
(in millions)	2015	2014
Goodwill and indefinite-lived intangible assets	$1,039.4	$1,865.5
Total assets	$4,353.0	$5,752.3
Percentage of goodwill and indefinite-lived intangible assets to total assets	24%	32%
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

The KHE reporting unit failed the step one interim goodwill impairment review, and the Company performed a step two analysis. The Company recorded a goodwill impairment charge of $248.6 million related to the reporting unit. A substantial portion of the impairment charge is due to the amount of unrecognized intangible assets identified in the step two analysis. Following the impairment, the remaining goodwill balance at the reporting unit as of December 31, 2015 was $143.9 million.
The Company had 12 reporting units as of December 31, 2015. The reporting units with significant goodwill balances as of December 31, 2015, were as follows, representing 81% of the total goodwill of the Company:

(in millions)	Goodwill
Education
Higher education	$143.9
Test preparation	63.8
Kaplan international	447.5
Television broadcasting	168.3
Total	$823.5
As of November 30, 2015, in connection with the Company’s annual impairment testing, the Company decided to perform the two-step goodwill impairment process at all of the reporting units. The Company’s policy requires the performance of a quantitative impairment review of the goodwill at least once every three years. The Company used a discounted cash flow model, and, where appropriate, a market value approach was also utilized to supplement the discounted cash flow model to determine the estimated fair value of its reporting units. The Company made estimates and assumptions regarding future cash flows, discount rates, long-term growth rates and market values to determine each reporting unit’s estimated fair value. The methodology used to estimate the fair value of the Company’s reporting units on November 30, 2015, was consistent with the one used during the 2014 annual goodwill impairment test.
The Company made changes to certain of its assumptions utilized in the discounted cash flow models for 2015 compared with the prior year to take into account changes in the economic environment, regulations and their impact on the Company’s businesses. The key assumptions used by the Company were as follows:

•
Expected cash flows underlying the Company’s business plans for the periods 2016 through 2020 were used. The expected cash flows took into account historical growth rates, the effect of the changed economic outlook at some of the Company’s businesses, industry challenges and an estimate for the possible impact of any applicable regulations. Expected cash flows also reflected the anticipated savings from restructuring plans at certain of the education division’s reporting units, and other initiatives.

•	Cash flows beyond 2020 were projected to grow at a long-term growth rate, which the Company estimated between 1.5% and 3% for each reporting unit.

•	The Company used a discount rate of 10.5% to 20.0% to risk adjust the cash flow projections in determining the estimated fair value.
The fair value of each of the reporting units exceeded its respective carrying value as of November 30, 2015. The estimated fair value of the Company’s reporting units with significant goodwill balances exceeded their respective carrying values by a margin in excess of 25%. It is possible that impairment charges could occur in the future, given changes in market conditions and the inherent variability in projecting future operating performance.
Indefinite-Lived Intangible Assets
The Company initially assesses qualitative factors to determine if it is more likely than not that the fair value of its indefinite-lived intangible assets is less than its carrying value. The Company compares the fair value of the indefinite-lived intangible asset with its carrying value if the qualitative factors indicate it is more likely than not that the fair value of the asset is less than its carrying value or if it decides to bypass the qualitative assessment. The Company records an impairment loss if the carrying value of the indefinite-lived intangible assets exceeds the fair value of the assets for the difference in the values. The Company uses a discounted cash flow model, and, in certain cases, a market value approach is also utilized to supplement the discounted cash flow model to determine the estimated fair value of the indefinite-lived intangible assets. The Company makes estimates and assumptions regarding future cash flows, discount rates, long-term growth rates and other market values to determine the estimated fair value of the indefinite-lived intangible assets. The Company’s policy requires the performance of a quantitative impairment review of the indefinite-lived intangible assets at least once every three years.
The Company’s intangible assets with an indefinite life are principally from trade names, licensure and accreditation. The fair value of each indefinite-lived intangible asset exceeded its respective carrying value as of November 30, 2015. There is always a possibility that impairment charges could occur in the future, given the inherent variability in projecting future operating performance.

Pension Costs.  The Company sponsors a defined benefit pension plan for eligible employees in the U.S. Excluding curtailment gain, settlement loss and special termination benefits, the Company’s net pension credit including amounts for discontinued operations was $63.3 million and $69.4 million for 2015 and 2014, respectively, and the net pension cost was $1.9 million for 2013. The Company’s pension benefit obligation and related (credits) costs are actuarially determined and are impacted significantly by the Company’s assumptions related to future events, including the discount rate, expected return on plan assets and rate of compensation increases. The Company evaluates these critical assumptions at least annually and, periodically, evaluates other assumptions involving demographic factors, such as retirement age, mortality and turnover, and updates them to reflect its experience and expectations for the future. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.
The Company assumed a 6.5% expected return on plan assets for year 2015, which is consistent with the expected return assumption for years 2014 and 2013. The Company’s actual (loss) return on plan assets was (6.2%) in 2015, 7.4% in 2014 and 36.2% in 2013. The 10-year and 20-year actual returns on plan assets on an annual basis were 8.8% and 10.9%, respectively.
Accumulated and projected benefit obligations are measured as the present value of future cash payments. The Company discounts those cash payments using the weighted average of market-observed yields for high-quality fixed-income securities with maturities that correspond to the payment of benefits. Lower discount rates increase present values and increase subsequent-year pension costs; higher discount rates decrease present values and decrease subsequent-year pension costs. The Company’s discount rate at December 31, 2015, 2014 and 2013, was 4.3%, 4.0% and 4.8%, respectively, reflecting market interest rates.
Changes in key assumptions for the Company’s pension plan would have had the following effects on the 2015 pension credit, excluding curtailment gain, settlement loss and special termination benefits:

•	Expected return on assets – A 1% increase or decrease to the Company’s assumed expected return on plan assets would have increased or decreased the pension credit by approximately $20.0 million.

•
Discount rate – A 1% decrease to the Company’s assumed discount rate would have decreased the pension credit by approximately $7.9 million. A 1% increase to the Company’s assumed discount rate would have increased the pension credit by approximately $18.3 million.

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

Amortization of the unrecognized actuarial gain or loss is included as a component of pension (credit) expense for a year if the magnitude of the net unamortized gain or loss in accumulated other comprehensive income exceeds 10% of the greater of the benefit obligation or the market-related value of assets (10% corridor). The amortization component is equal to that excess divided by the average remaining service period of active employees expected to receive benefits under the plan. At the end of 2012, the Company had net unamortized actuarial losses in accumulated other comprehensive income potentially subject to amortization that were outside the 10% corridor that resulted in amortized losses of $5.6 million being included in the pension cost for the first nine months of 2013. As a result of the sale of the newspaper publishing businesses, the Company remeasured the accumulated and projected benefit obligation as of October 1, 2013, and recorded a curtailment gain and settlement loss. During the first nine months of 2013, there were significant pension asset gains and an increase in the discount rate, which resulted in net unamortized actuarial gains in accumulated other comprehensive income subject to amortization outside the corridor as of the remeasurement date, and therefore, an amortized gain amount of $2.8 million was included in the pension cost for the last three months of 2013. Overall, the Company recorded an amortized loss amount of $2.8 million for 2013. During the last three months of 2013, there were additional pension asset gains. As a result of the pension asset gains in 2013, the Company had net unamortized actuarial gains in accumulated other comprehensive income subject to amortization outside the corridor, and, therefore, an amortized gain of $28.9 million was included in the pension credit for 2014.
During 2014, there was a decrease in the discount rate offset by pension asset gains that resulted in no net unamortized actuarial gains or losses in accumulated other comprehensive income subject to amortization outside the 10% corridor, and therefore, no amortized gain or loss amounts were included in the pension credit in the first six months of 2015. As a result of the Cable ONE spin-off and KHE Campuses sale, the Company remeasured the accumulated and projected benefit obligation as of July 1, 2015 and September 3, 2015, respectively, and recorded a curtailment gain. During the first six months of 2015, there were pension asset gains and an increase in the discount rate, which resulted in net unamortized actuarial gains in accumulated other comprehensive income subject to amortization outside the corridor, and, therefore, an amortized gain of $11.9 million is included in the pension credit for the last six months of 2015.
During the last four months of 2015, there were significant pension asset losses. The Company currently estimates that there will be no net unamortized actuarial gains or losses in accumulated other comprehensive income subject to amortization outside the corridor, and, therefore, no amortized gain or loss amount is included in the estimated pension cost for 2016.
Overall, the Company estimates that it will record a net pension credit of approximately $48.3 million in 2016.
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
As of December 31, 2015, the Company had state income tax net operating loss carryforwards of $420.2 million, which will expire at various dates from 2016 through 2035. Also at December 31, 2015, the Company had $96.2 million of non-U.S. income tax loss carryforwards, of which $88.4 million may be carried forward indefinitely; $5.1 million of losses that, if unutilized, will expire in varying amounts through 2020; and $2.6 million of losses that, if unutilized, will start to expire after 2020. At December 31, 2015, the Company has established approximately $69.5 million in valuation allowances against deferred state tax assets, net of U.S. Federal income taxes, and non-U.S. deferred tax assets, as the Company believes that it is more likely than not that the benefit from certain state and non-U.S. net operating loss carryforwards and other deferred tax assets will not be realized. The Company has established valuation allowances against state income tax benefits recognized, without considering potentially offsetting deferred tax liabilities established with respect to prepaid pension cost and goodwill. Prepaid pension cost and goodwill have not been considered a source of future taxable income for realizing deferred tax benefits recognized since these temporary differences are not likely to reverse in the foreseeable future. The valuation allowances established against state and non-U.S. income tax benefits recorded may increase or decrease within the next 12 months, based on operating results, the market value of investment holdings or business and tax planning strategies; as a result, the Company is unable to estimate the potential tax impact, given the uncertain operating and market environment. The Company will be monitoring future operating results and projected future operating results on a quarterly basis to determine whether the valuation allowances provided against state and non-U.S. deferred tax assets should be increased or decreased, as future circumstances warrant.
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
The Company’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Management has concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was effective based on these criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Shareholders of Graham Holdings Company:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, cash flows and changes in common stockholders’ equity present fairly in all material respects, the financial position of Graham Holdings Company and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 2 to the consolidated financial statements, the Company has changed the manner in which it classifies deferred tax assets and liabilities in 2015.
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
/s/ PricewaterhouseCoopers LLP
McLean, Virginia
February 26, 2016

GRAHAM HOLDINGS COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
(in thousands, except per share amounts)	2015	2014	2013
Operating Revenues
Education	$1,927,405	$2,160,417	$2,163,734
Advertising	279,924	308,214	275,024
Other	378,785	268,401	161,844
	2,586,114	2,737,032	2,600,602
Operating Costs and Expenses
Operating	1,206,153	1,261,753	1,210,863
Selling, general and administrative	1,104,163	1,132,157	1,123,965
Depreciation of property, plant and equipment	77,906	74,913	101,171
Amortization of intangible assets	19,017	18,187	11,919
Impairment of goodwill and other long-lived assets	259,700	17,302	3,250
	2,666,939	2,504,312	2,451,168
(Loss) Income from Operations	(80,825)	232,720	149,434
Equity in (losses) earnings of affiliates, net	(697)	100,370	13,215
Interest income	1,909	2,136	2,264
Interest expense	(32,654)	(35,533)	(35,931)
Other (expense) income, net	(8,623)	778,010	(23,751)
(Loss) Income from Continuing Operations Before Income Taxes	(120,890)	1,077,703	105,231
Provision for Income Taxes	20,500	312,300	40,500
(Loss) Income from Continuing Operations	(141,390)	765,403	64,731
Income from Discontinued Operations, Net of Tax	42,170	527,857	172,614
Net (Loss) Income	(99,220)	1,293,260	237,345
Net (Income) Loss Attributable to Noncontrolling Interests	(1,435)	583	(480)
Net (Loss) Income Attributable to Graham Holdings Company	(100,655)	1,293,843	236,865
Redeemable Preferred Stock Dividends	(631)	(847)	(855)
Net (Loss) Income Attributable to Graham Holdings Company Common Stockholders	$(101,286)	$1,292,996	$236,010
Amounts Attributable to Graham Holdings Company Common Stockholders
(Loss) income from continuing operations	$(143,456)	$765,139	$63,396
Income from discontinued operations, net of tax	42,170	527,857	172,614
Net (loss) income attributable to Graham Holdings Company common stockholders	$(101,286)	$1,292,996	$236,010
Per Share Information Attributable to Graham Holdings Company Common Stockholders
Basic (loss) income per common share from continuing operations	$(25.23)	$115.88	$8.62
Basic income per common share from discontinued operations	7.36	79.93	23.48
Basic net (loss) income per common share	$(17.87)	$195.81	$32.10
Basic average number of common shares outstanding	5,727	6,470	7,238
Diluted (loss) income per common share from continuing operations	$(25.23)	$115.40	$8.61
Diluted income per common share from discontinued operations	7.36	79.63	23.44
Diluted net (loss) income per common share	$(17.87)	$195.03	$32.05
Diluted average number of common shares outstanding	5,727	6,559	7,333
See accompanying Notes to Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31
(in thousands)	2015	2014	2013
Net (Loss) Income	$(99,220)	$1,293,260	$237,345
Other Comprehensive (Loss) Income, Before Tax
Foreign currency translation adjustments:
Translation adjustments arising during the year	(18,898)	(16,061)	(1,059)
Adjustment for sales of businesses with foreign operations	5,501	(404)	—
	(13,397)	(16,465)	(1,059)
Unrealized gains on available-for-sale securities:
Unrealized gains for the year	10,620	62,719	95,629
Reclassification adjustment for realization of (gain) loss on exchange, sale or write-down of available-for-sale securities included in net income	(4)	(265,274)	9,554
	10,616	(202,555)	105,183
Pension and other postretirement plans:
Actuarial (loss) gain	(211,054)	(149,482)	762,806
Prior service cost	—	(1,600)	—
Amortization of net actuarial (gain) loss included in net income	(9,906)	(29,412)	3,096
Amortization of net prior service cost (credit) included in net income	275	(407)	(1,383)
Curtailments and settlements included in net income	51	8	(124,051)
Curtailments and settlements included in distribution to Cable ONE	834	—	—
	(219,800)	(180,893)	640,468
Cash flow hedge gain	179	867	520
Other Comprehensive (Loss) Income, Before Tax	(222,402)	(399,046)	745,112
Income tax benefit (expense) related to items of other comprehensive (loss) income	83,602	153,032	(298,472)
Other Comprehensive (Loss) Income, Net of Tax	(138,800)	(246,014)	446,640
Comprehensive (Loss) Income	(238,020)	1,047,246	683,985
Comprehensive (income) loss attributable to noncontrolling interests	(1,435)	583	(503)
Total Comprehensive (Loss) Income Attributable to Graham Holdings Company	$(239,455)	$1,047,829	$683,482
See accompanying Notes to Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONSOLIDATED BALANCE SHEETS

	As of December 31
(In thousands, except share amounts)	2015	2014
Assets
Current Assets
Cash and cash equivalents	$754,207	$772,751
Restricted cash	20,745	24,898
Investments in marketable equity securities and other investments	379,445	226,752
Accounts receivable, net	572,435	571,357
Income taxes receivable	48,383	—
Deferred income taxes	—	934
Inventories and contracts in progress	32,068	11,309
Other current assets	53,439	81,462
Current assets of discontinued operations (includes $1,235 of cash)	—	1,240
Total Current Assets	1,860,722	1,690,703
Property, Plant and Equipment, Net	231,123	860,829
Investments in Affiliates	59,229	19,811
Goodwill, Net	1,017,513	1,348,710
Indefinite-Lived Intangible Assets, Net	21,885	516,753
Amortized Intangible Assets, Net	107,191	96,947
Prepaid Pension Cost	979,970	1,152,488
Deferred Charges and Other Assets	75,318	65,258
Noncurrent assets of discontinued operations	—	820
Total Assets	$4,352,951	$5,752,319
Liabilities and Equity
Current Liabilities
Accounts payable and accrued liabilities	$428,014	$464,342
Deferred revenue	297,135	410,146
Income taxes payable	—	128,895
Short-term borrowings	—	46,375
Current liabilities of discontinued operations	—	1,034
Total Current Liabilities	725,149	1,050,792
Postretirement Benefits Other Than Pensions	33,947	37,962
Accrued Compensation and Related Benefits	203,280	244,082
Other Liabilities	70,678	91,789
Deferred Income Taxes	403,316	754,960
Long-Term Debt	399,926	399,545
Total Liabilities	1,836,296	2,579,130
Commitments and Contingencies (Notes 17 and 18)
Redeemable Noncontrolling Interests	25,957	21,904
Redeemable Preferred Stock, Series A, $1 par value, with a redemption and liquidation value of $1,000 per share; 23,000 shares authorized; none and 10,510 shares issued and outstanding	—	10,510
Preferred Stock, $1 par value; 977,000 shares authorized, none issued	—	—
Common Stockholders’ Equity
Common stock
Class A Common stock, $1 par value; 7,000,000 shares authorized; 964,001 and 974,823 shares issued and outstanding	964	975
Class B Common stock, $1 par value; 40,000,000 shares authorized; 19,035,999 and 19,025,177 shares issued; 4,839,853 and 4,823,966 shares outstanding	19,036	19,025
Capital in excess of par value	356,887	303,789
Retained earnings	5,447,677	6,008,506
Accumulated other comprehensive income, net of taxes
Cumulative foreign currency translation adjustment	(4,849)	8,548
Unrealized gain on available-for-sale securities	58,500	52,130
Unrealized gain on pensions and other postretirement plans	261,029	392,910
Cash flow hedge	—	(108)
Cost of 14,196,146 and 14,201,211 shares of Class B common stock held in treasury	(3,648,546)	(3,645,476)
Total Common Stockholders’ Equity	2,490,698	3,140,299
Noncontrolling Interests	—	476
Total Equity	2,490,698	3,140,775
Total Liabilities and Equity	$4,352,951	$5,752,319
See accompanying Notes to Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
(In thousands)	2015	2014	2013
Cash Flows from Operating Activities
Net (Loss) Income	$(99,220)	$1,293,260	$237,345
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	149,659	205,284	251,262
Amortization of intangible assets	19,078	19,097	13,598
Goodwill and other long-lived asset impairment charges	259,700	25,076	3,250
Net pension (benefit) expense	(65,433)	(69,406)	1,927
Early retirement and special separation benefit program expense	4,606	8,374	22,700
Stock-based compensation expense, net	48,033	17,577	25,163
Foreign exchange loss	15,564	11,129	13,382
Net loss (gain) on sales and disposition of businesses	18,095	(351,133)	(157,449)
Net loss (gain) on dispositions, sales or write-downs of marketable equity securities and cost method investments	1,378	(263,595)	11,325
Gain on sale of an equity affiliate	(4,827)	(396,553)	—
Equity in losses (earnings) of affiliates, including impairment charges, net of distributions	1,118	(96,517)	1,661
Provision for deferred income taxes	4,060	49,143	11,595
Net (gain) loss on sales or write-downs of property, plant and equipment	(18,265)	(119,399)	4,746
Net gain on sale of intangible assets	—	(75,249)	—
Change in assets and liabilities:
Decrease (increase) in restricted cash	4,153	58,871	(55,231)
Increase in accounts receivable, net	(87,165)	(96,844)	(81,989)
(Increase) decrease in inventories	(1,778)	(2,413)	851
Increase (decrease) in accounts payable and accrued liabilities	62,901	(39,199)	20,290
(Decrease) increase in deferred revenue	(51,825)	37,291	(3,434)
(Increase) in income taxes receivable and increase in income taxes payable	(174,326)	146,692	(18,352)
(Increase) decrease in other assets and other liabilities, net	(11,972)	8,791	3,491
Other	1,270	2,093	4,097
Net Cash Provided by Operating Activities	74,804	372,370	310,228
Cash Flows from Investing Activities
Investments in certain businesses, net of cash acquired	(159,320)	(206,035)	(20,027)
Purchases of marketable equity securities	(145,807)	(49,998)	(14,997)
Purchases of property, plant and equipment	(136,859)	(237,292)	(206,457)
Investments in equity affiliates and cost method investments	(25,340)	(10,283)	(13,076)
Net proceeds from sales of businesses, property, plant and equipment and other assets	41,683	644,342	248,105
Investments in commercial paper	—	(249,795)	—
Proceeds from maturities of commercial paper	—	249,795	—
Net distribution from equity affiliate	—	93,481	—
Other	73	(5,200)	(1,313)
Net Cash (Used in) Provided by Investing Activities	(425,570)	229,015	(7,765)
Cash Flows from Financing Activities
Issuance of borrowings	550,000	—	—
Cash distributed to Cable ONE in spin-off	(94,115)	—	—
Dividends paid	(53,721)	(68,114)	(863)
Repayments of borrowings	(44,815)	(1,538)	(240,121)
Common shares repurchased, including the Berkshire Exchange transaction	(22,979)	(327,718)	(4,196)
Proceeds from exercise of stock options	15,312	7,462	5,682
Excess tax benefit on share-based payment awards	11,828	1,901	684
Redemption of redeemable preferred stock	(10,510)	—	—
Payments of financing costs	(9,944)	—	—
Other	1,095	(609)	(4,616)
Net Cash Provided by (Used in) Financing Activities	342,151	(388,616)	(243,430)
Effect of Currency Exchange Rate Change	(11,164)	(8,502)	(1,745)
Net (Decrease) Increase in Cash and Cash Equivalents	(19,779)	204,267	57,288
Cash and Cash Equivalents at Beginning of Year	773,986	569,719	512,431
Cash and Cash Equivalents at End of Year	$754,207	$773,986	$569,719
Supplemental Cash Flow Information
Cash paid during the year for:
Income taxes	$209,000	$188,000	$144,500
Interest	$33,000	$35,000	$35,500
See accompanying Notes to Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY

(in thousands)	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Cumulative Foreign Currency Translation Adjustment	Unrealized Gain on Available- for-sale Securities	Unrealized Gain on Pensions and Other Postretirement Plans	Cash Flow Hedge	Treasury Stock	Noncontrolling Interest
As of December 31, 2012	$1,219	$18,781	$240,746	$4,546,775	$26,072	$110,553	$117,169	$(940)	$(2,474,347)	$190
Net income for the year				237,345
Acquisitions and noncontrolling interest			3,932
Net income attributable to noncontrolling interests				(479)						479
Net income attributable to redeemable noncontrolling interest				(1)
Distribution to noncontrolling interests										(448)
Dividends paid on redeemable preferred stock				(863)
Repurchase of Class B common stock									(17,709)
Issuance of Class B common stock, net of restricted stock award forfeitures			(4,271)						1,723
Amortization of unearned stock compensation and stock option expense			46,908
Change in foreign currency translation adjustment (net of taxes)					(1,059)
Change in unrealized gain on available-for-sale securities (net of taxes)						63,110
Adjustment for pensions and other postretirement plans (net of taxes)							384,277
Conversion of Class A common stock to Class B common stock	(50)	50
Taxes arising from employee stock plans			814
Cash flow hedge								312
As of December 31, 2013	1,169	18,831	288,129	4,782,777	25,013	173,663	501,446	(628)	(2,490,333)	221
Net income for the year				1,293,260
Net income attributable to noncontrolling interests				(497)						497
Net loss attributable to redeemable noncontrolling interests				1,080
Distribution to noncontrolling interests										(242)
Dividends paid on common stock				(67,267)
Dividends paid on redeemable preferred stock				(847)
Repurchase of Class B common stock									(1,165,427)
Issuance of Class B common stock, net of restricted stock award forfeitures			(3,186)						10,284
Amortization of unearned stock compensation and stock option expense			18,291
Change in foreign currency translation adjustment (net of taxes)					(16,465)
Change in unrealized gain on available-for-sale securities (net of taxes)						(121,533)
Adjustment for pensions and other postretirement plans (net of taxes)							(108,536)
Conversion of Class A common stock to Class B common stock	(194)	194
Taxes arising from employee stock plans			555
Cash flow hedge								520
As of December 31, 2014	975	19,025	303,789	6,008,506	8,548	52,130	392,910	(108)	(3,645,476)	476
Net loss for the year				(99,220)
Contribution of noncontrolling interest to a joint venture										(476)
Net income attributable to redeemable noncontrolling interests				(1,435)
Change in redemption value of redeemable noncontrolling interests			(2,601)
Dividends paid on common stock				(53,090)
Dividends paid on redeemable preferred stock				(631)
Repurchase of Class B common stock									(22,979)
Issuance of Class B common stock, net of restricted stock award forfeitures			(13,244)						19,909
Amortization of unearned stock compensation and stock option expense			57,115
Change in foreign currency translation adjustment (net of taxes)					(13,397)
Change in unrealized gain on available-for-sale securities (net of taxes)						6,370
Adjustment for pensions and other postretirement plans (net of taxes)							(132,739)
Conversion of Class A common stock to Class B common stock	(11)	11
Spin-Off of Cable ONE			7,285	(406,453)			858
Taxes arising from employee stock plans			4,543
Cash flow hedge								108
As of December 31, 2015	$964	$19,036	$356,887	$5,447,677	$(4,849)	$58,500	$261,029	$—	$(3,648,546)	$—
See accompanying Notes to Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND NATURE OF OPERATIONS
Graham Holdings Company (the Company), is a diversified education and media company. The Company’s Kaplan subsidiary provides a wide variety of educational services, both domestically and outside the United States. The Company’s media operations comprise the ownership and operation of five television broadcasting stations.
On July 1, 2015, the Company completed the spin-off of its wholly owned subsidiary, Cable One, Inc. (Cable ONE), by way of a distribution of all of the issued and outstanding shares of Cable ONE common stock, on a pro rata basis, to the Company’s stockholders. The operating results of Cable ONE have been presented in income from discontinued operations, net of tax, for all periods presented.
On September 3, 2015, Kaplan completed the sale of substantially all of the assets of its Kaplan Higher Education (KHE) Campuses business, consisting of 38 nationally accredited ground campuses and certain related assets, to Education Corporation of America (ECA) in exchange for a preferred equity interest in ECA. The loss on the sale of the KHE Campuses business is included in other (expense) income, net, in the Consolidated Statement of Operations.
Education—Kaplan, Inc. provides an extensive range of educational services for students and professionals. Kaplan’s various businesses comprise three categories: Higher Education (KHE), Test Preparation (KTP) and Kaplan International.
Media—The Company’s diversified media operations comprise television broadcasting, several websites and print publications, and a marketing solutions provider.
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
Reclassifications.  Certain amounts in previously issued financial statements have been reclassified to conform with the 2015 presentation, which includes the reclassification of the results of operations of certain businesses as discontinued operations for all periods presented.
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
Inventories and Contracts in Progress. Inventories and contracts in progress are stated at the lower of cost or net realizable values and are based on the first-in, first-out (FIFO) method. Inventory costs include direct material, direct and indirect labor, and applicable manufacturing overhead. The Company allocates manufacturing overhead based on normal production capacity and recognizes unabsorbed manufacturing costs in earnings. The provision for excess and obsolete inventory is based on management’s evaluation of inventories on hand relative to historical usage, estimated future usage, and technological developments.
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
Goodwill and Other Intangible Assets. Goodwill is the excess of purchase price over the fair value of identified net assets of businesses acquired. The Company’s intangible assets with an indefinite life are principally from trade names and trademarks, licenses and accreditation. Amortized intangible assets are primarily student and customer relationships and trade names and trademarks, with amortization periods up to 10 years.
The Company reviews goodwill and indefinite-lived intangible assets at least annually, as of November 30, for possible impairment. Goodwill and indefinite-lived intangible assets are reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit or indefinite-lived intangible asset below its carrying value. The Company tests its goodwill at the reporting unit level, which is an operating segment or one level below an operating segment. The Company initially assesses qualitative factors to determine if it is necessary to perform the two-step goodwill impairment review or indefinite-lived intangible asset quantitative impairment review. The Company reviews the goodwill for impairment using the two-step process and the indefinite-lived intangible assets using the quantitative process if, based on its assessment of the qualitative factors, it determines that it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying value, or if it decides to bypass the qualitative assessment. The Company reviews the carrying value of goodwill and indefinite-lived intangible assets utilizing a discounted cash flow model, and, where appropriate, a market value approach is also utilized to supplement the discounted cash flow model. The Company makes assumptions regarding estimated future cash flows, discount rates, long-term growth rates and market values to determine the estimated fair value of each reporting unit and indefinite-lived intangible asset. If these estimates or related assumptions change in the future, the Company may be required to record impairment charges.
Investments in Affiliates. The Company uses the equity method of accounting for its investments in and earnings or losses of affiliates that it does not control, but over which it exerts significant influence. The Company considers whether the fair values of any of its equity method investments have declined below their carrying values whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considered any such decline to be other than temporary (based on various factors, including historical financial results, product development activities and the overall health of the affiliate’s industry), a write-down would be recorded to estimated fair value.
Cost Method Investments.  The Company uses the cost method of accounting for its minority investments in nonpublic companies where it does not have significant influence over the operations and management of the investee. Investments are recorded at the lower of cost or fair value as estimated by management. Charges recorded to write down cost method investments to their estimated fair value and gross realized gains or losses upon the sale of cost method investments are included in other (expense) income, net, in the Company’s Consolidated Statements of Operations. Fair value estimates are based on a review of the investees’ product development activities, historical financial results and projected discounted cash flows. The Company includes cost method investments in deferred charges and other assets in the Company’s Consolidated Balance Sheets.
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
KHE, through the Kaplan Commitment program, provides first-time undergraduate students with a risk-free trial period. Under the program, KHE monitors academic progress and conducts assessments to help determine whether students are likely to be successful in their chosen course of study. Students who withdraw or are subject to dismissal during the risk-free trial period do not incur any significant financial obligation. The Company does not recognize revenues related to coursework until the students complete the risk-free period and decide to continue with their studies, at which time the fees become fixed or determinable.
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
SocialCode LLC (SocialCode), a wholly owned subsidiary, is a social-media marketing technology and services company helping companies maximize their marketing efforts on social-media platforms such as Facebook, Twitter, Instagram and Pinterest. Donald E. Graham, the Chairman of the Company’s Board, was a member of the Board of Directors of Facebook, Inc. in 2013, 2014, and through June 10, 2015. SocialCode’s revenues are reported on a net basis; therefore, the Company’s Statements of Operations exclude the media acquisition costs incurred related to the relevant advertising platforms.
Deferred revenue.  Amounts received from customers in advance of revenue recognition are deferred as liabilities. Deferred revenue to be earned after one year is included in other noncurrent liabilities in the Company’s Consolidated Balance Sheets.
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
The Company is also required to make additional payments under operating lease terms for taxes, insurance and other operating expenses incurred during the operating lease period; such items are expensed as incurred. Rental deposits are included as other assets in the Company’s Consolidated Balance Sheets for lease agreements that require payments in advance or deposits held for security that are refundable, less any damages, at the end of the respective lease.
Pensions and Other Postretirement Benefits. The Company maintains various pension and incentive savings plans. Most of the Company’s employees are covered by these plans. The Company also provides health care and life insurance benefits to certain retired employees. These employees become eligible for benefits after meeting age and service requirements.
The Company recognizes the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its Consolidated Balance Sheets and recognizes changes in that funded status in the year in which the changes occur through comprehensive income. The Company measures changes in the funded status of its plans using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate, the expected return on plan assets and rate of compensation increase. The Company uses a measurement date of December 31 for its pension and other postretirement benefit plans.

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
Redeemable Noncontrolling Interests.  The Company’s redeemable noncontrolling interests represent the noncontrolling interests in Celtic Healthcare (Celtic) and Residential Healthcare (Residential), each of which is 80% owned. The minority shareholders in Celtic have an option to put their shares to the Company from 2018 to 2022, and the Company has an option to buy the shares of the minority shareholders in 2022. The minority shareholders in Residential have an option to put their shares to the Company starting in 2017, and the Company has an option to buy the shares of some minority shareholders in 2020 and those of the remaining minority shareholders in 2024. The Company presents the redeemable noncontrolling interests at the greater of their carrying amount or redemption value at the end of each reporting period in the Consolidated Balance Sheets. Changes in the redemption value are recorded to capital in excess of par value in the Company’s Consolidated Balance Sheets.
Comprehensive Income. Comprehensive income consists of net income, foreign currency translation adjustments, the change in unrealized gains (losses) on investments in marketable equity securities, net changes in cash flow hedge and pension and other postretirement plan adjustments.

Discontinued Operations. A disposal of a component is reported as discontinued operations if the disposal represents a strategic shift that has or will have a major effect on the Company’s operations and financial results. The results of discontinued operations (as well as the gain or loss on the disposal) are aggregated and separately presented in the Company’s Consolidated Statements of Operations, net of income taxes.
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
In September 2015, the FASB issued new guidance that simplifies the accounting for measurement period adjustments for an acquirer in a business combination. The new guidance requires an acquirer to recognize any adjustments to the provisional purchase accounting in the reporting period that the adjustment amounts are determined, by eliminating the requirement to retrospectively account for those adjustments. The guidance requires that the acquirer records, in the financial statements of the same period the adjustment is determined, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change in the provisional amounts. The amount of the change is calculated as if the accounting had been completed at the acquisition date. The guidance is effective for interim and fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company does not expect this guidance to have a material impact on its Consolidated Financial Statements.
In November 2015, the FASB issued new guidance that simplifies the balance sheet presentation of deferred taxes. The new guidance requires that all deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The guidance is effective for interim and fiscal years beginning after December 15, 2016, with early application permitted. The Company adopted the new guidance prospectively as of December 31, 2015. Therefore, prior periods have not been adjusted to reflect this adoption.
In January 2016, the FASB issued new guidance that substantially revises the recognition, measurement and presentation of financial assets and financial liabilities. The new guidance, among other things, requires, (i) equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, with some exceptions, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (iv) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements, and (v) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The guidance is effective for interim and fiscal years beginning after December 15, 2017. Early adoption is not permitted. The Company is in the process of evaluating the impact of this new guidance on its Consolidated Financial Statements.
Other new pronouncements issued but not effective until after December 31, 2015, are not expected to have a material impact on the Company’s Consolidated Financial Statements.

3.	DISCONTINUED OPERATIONS
Cable ONE Spin-Off. On July 1, 2015 (the Distribution Date), the Company completed the spin-off of Cable ONE as an independent, publicly traded company. The transaction was structured as a tax-free spin-off of Cable ONE to the stockholders of the Company as one share of Cable ONE common stock was distributed for every share of Class A and Class B common stock of Graham Holdings outstanding on the June 15, 2015, record date.

Cable ONE is now an independent public company trading on the New York Stock Exchange under the symbol “CABO”. After the spin-off, the Company does not beneficially own any shares of Cable ONE common stock.
The results of operations of Cable ONE are included in the Company’s Consolidated Statements of Operations as income from discontinued operations, net of tax, for all periods presented.
In order to implement the spin-off, the Company entered into certain agreements with Cable ONE to give effect to the legal and structural separation and to allocate various assets, liabilities and obligations between the Company and Cable ONE. In addition to executing the spin-off in the manner provided in the agreements, Cable ONE distributed $450 million in cash to the Company in June 2015 using the proceeds from their issuance of unsecured notes of $450 million.  Also, in connection with the spin-off, the Company modified the terms of 10,830 restricted stock awards in the second quarter of 2015 affecting 21 Cable ONE employees. The modification resulted in the acceleration of the vesting period of 6,324 restricted stock awards and the forfeiture of 4,506 restricted stock awards. The Company recorded incremental stock compensation expense, net of forfeitures, in the second quarter of 2015 amounting to $3.7 million, which is reflected as discontinued operations in the Company’s Consolidated Financial Statements.
The spin-off resulted in a modification of some of the Company’s outstanding restricted stock awards and stock options due to the equity restructuring on July 1, 2015. The holders of restricted stock awards received Cable ONE restricted common stock, on a pro rata basis, as part of the distribution, while the stock options were modified to add an antidilution provision. The modification of the restricted stock awards resulted in an estimated incremental stock compensation expense of $3.0 million that will be recognized over the remaining service periods of the unvested restricted stock awards through the end of 2018. The modification of some of the stock options resulted in an incremental stock compensation expense of $23.5 million, of which $18.8 million related to fully vested stock options was recognized as a one-time expense in the third quarter of 2015, with the remaining $4.7 million to be recognized over the remaining service periods of the unvested stock options through the end of 2018. The $18.8 million expense is included in the Company’s corporate office segment results and in selling, general and administrative in the Company’s Consolidated Statements of Operations.
As a result of the spin-off, Cable ONE assumed the liability related to their employees participating in the Company’s Supplemental Executive Retirement Plan (SERP), and the Company eliminated the accrual of pension benefits for all Cable ONE employees related to their future service. As a result, the Company remeasured the accumulated and projected benefit obligation of the pension and SERP as of July 1, 2015. A pension curtailment gain of $2.2 million was recorded in the third quarter of 2015 in income from discontinued operations, net of tax.
On July 1, 2015, the Company divested the following assets and liabilities which net to $406.5 million, or $312.3 million net of cash retained by Cable ONE on the Distribution Date:

As of
(in thousands)	July 1, 2015
Cash and cash equivalents	$94,115
Accounts receivable, net	29,778
Other current assets	14,182
Total current assets	138,075
Property, plant and equipment, net	612,812
Goodwill, net	85,488
Indefinite-lived intangible assets, net	496,321
Amortized intangible assets, net	510
Deferred charges and other assets	22,541
Total Assets	$1,355,747

Accounts payable and accrued liabilities	$70,920
Income taxes payable	2,962
Deferred revenue	21,883
Short-term borrowings	2,500
Total current liabilities	98,265
Accrued compensation and related benefits	24,227
Other liabilities	57
Deferred income taxes	279,245
Long-term debt	547,500
Total Liabilities	$949,294

Net assets divested in the Spin-Off	$406,453

Cash flows from Cable ONE for the years ended December 31, 2015, 2014 and 2013 are combined with the cash flows from operations within each of the categories presented. Cash flows from Cable ONE are as follows:

	Year Ended December 31
(in thousands)	2015	2014	2013
Net Cash Provided by Operating Activities	$109,772	$251,506	$228,605
Net Cash Used in Investing Activities	(74,416)	(78,405)	(140,181)
Spin-Off Costs: One-time spin-off transaction, financing, and related costs of $7.4 million and $3.5 million in 2015 and 2014, respectively, are included in discontinued operations, net of tax.
Other Discontinued Operations. In the third quarter of 2014, Kaplan completed the sale of three of its schools in China that were previously included as part of Kaplan International that resulted in a pre-tax loss of $3.1 million. An additional school in China was sold by Kaplan in January 2015 that resulted in a pre-tax loss of $0.7 million.
On June 30, 2014, the Company and Berkshire Hathaway Inc. (Berkshire) completed a transaction, as described in Note 7, in which Berkshire acquired a wholly owned subsidiary of the Company that included, among other things, WPLG, a Miami-based television station; a $375.0 million gain from the WPLG sale was recorded in the second quarter of 2014.
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
The results of operations of Cable ONE, the schools in China, WPLG, the Publishing Subsidiaries and The Herald, for 2015, 2014 and 2013, where applicable, are included in the Company’s Consolidated Statements of Operations as income from discontinued operations, net of tax. All corresponding prior period operating results presented in the Company’s Consolidated Financial Statements and the accompanying notes have been reclassified to reflect the discontinued operations presented. The Company did not reclassify its Consolidated Statements of Cash Flows or prior year Consolidated Balance Sheet to reflect the discontinued operations.
In the first quarter of 2014, an after-tax adjustment of $3.0 million was made to reduce the $100.0 million after-tax gain on the sale of the Publishing Subsidiaries previously reported in the fourth quarter of 2013, as a result of changes in estimates related to liabilities retained as part of the sale.
The summarized income from discontinued operations, net of tax, is presented below:

	Year Ended December 31
(in thousands)	2015	2014	2013
Operating revenues	$397,404	$845,114	$1,269,966
Operating costs and expenses	(325,379)	(660,180)	(1,156,735)
Operating income	72,025	184,934	113,231
Non-operating (expense) income	(1,288)	74,196	(136)
Income from discontinued operations	70,737	259,130	113,095
Provision for income taxes	27,783	98,207	40,441
Net Income from Discontinued Operations	42,954	160,923	72,654
(Loss) gain on dispositions of discontinued operations	(732)	351,133	157,449
Provision (benefit) for income taxes on dispositions of discontinued operations	52	(15,801)	57,489
Income from Discontinued Operations, Net of Tax	$42,170	$527,857	$172,614

4.	INVESTMENTS
Commercial Paper and Money Market Investments. As of December 31, 2015 and 2014, the Company had commercial paper and money market investments of $433.0 million and $594.3 million, respectively, that are classified as cash, cash equivalents and restricted cash in the Company’s Consolidated Balance Sheets.

Investments in Marketable Equity Securities.  Investments in marketable equity securities consist of the following:

	As of December 31
(in thousands)	2015	2014
Total cost	$253,062	$106,909
Gross unrealized gains	97,741	86,884
Gross unrealized losses	(240)	—
Total Fair Value	$350,563	$193,793
At December 31, 2015 and 2014, the Company owned 28,000 shares in Markel Corporation (Markel) valued at $24.7 million and $19.1 million, respectively. The Co-Chief Executive Officer of Markel, Mr. Thomas S. Gayner, is a member of the Company’s Board of Directors.
The Company invested $146.2 million, $50.0 million and $15.0 million in marketable equity securities during 2015, 2014 and 2013, respectively. During 2014, the proceeds from the sale of marketable securities were $5.8 million and net realized losses were $2.6 million. During 2013, proceeds from sales of marketable equity securities were $3.6 million and net realized gains on such sales were $0.9 million.
On June 30, 2014, the Company completed a transaction with Berkshire, as described in Note 7, that included the exchange of 2,107 Class A Berkshire shares and 1,278 Class B Berkshire shares owned by the Company; a $266.7 million gain was recorded.
At the end of 2013, the Company’s investment in Strayer Education, Inc. had been in an unrealized loss position for about six months. The Company evaluated this investment for other-than-temporary impairment based on various factors, including the duration and severity of the unrealized loss, the reason for the decline in value, the potential recovery period and the Company’s ability and intent to hold the investment. Based on this evaluation, the Company concluded that the unrealized loss was other-than-temporary and recorded a $10.4 million write-down of the investment in 2013.
Investments in Affiliates. In the second quarter of 2015, the Company acquired approximately 20% of HomeHero, a company that created and manages an online senior home care marketplace. At December 31, 2015, the Company also held a 40% interest in Residential Home Health Illinois, a 42.5% interest in Residential Hospice Illinois, a 40% interest in the joint venture formed between Celtic and Allegheny Health Network (AHN) and interests in several other affiliates (see Note 7).
On April 1, 2014, the Company received a gross cash distribution of $95.0 million from Classified Ventures’ sale of apartments.com. In connection with this sale, the Company recorded a pre-tax gain of $90.9 million in the second quarter of 2014. On September 30, 2014, the Company held a 16.5% interest in Classified Ventures. On October 1, 2014, the Company and the remaining partners completed the sale of their entire stakes in Classified Ventures. Total proceeds to the Company, net of transaction costs, were $408.5 million, of which $16.5 million was held in escrow until received in the fourth quarter of 2015. The Company recorded a pre-tax gain of $396.6 million in connection with the sale in the fourth quarter of 2014.

5.	ACCOUNTS RECEIVABLE, ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts receivable consist of the following:

	As of December 31
(in thousands)	2015	2014
Trade accounts receivable, less doubtful accounts and allowances
of $27,854 and $32,598	$553,780	$538,532
Other receivables	18,655	32,825
	$572,435	$571,357

The changes in allowance for doubtful accounts and allowance for advertising rate adjustments and discounts were as follows:

(in thousands)	Balance at Beginning of Period	Additions – Charged to Costs and Expenses	Deductions	Balance at End of Period
2015
Allowance for doubtful accounts	$32,598	$39,982	$(44,726)	$27,854
2014
Allowance for doubtful accounts	$33,834	$47,356	$(48,592)	$32,598
2013
Allowance for doubtful accounts	$33,612	$57,245	$(57,023)	$33,834
Allowance for advertising rate adjustments and discounts	1,850	—	(1,850)	—
	$35,462	$57,245	$(58,873)	$33,834
Accounts payable and accrued liabilities consist of the following:

	As of December 31
(in thousands)	2015	2014
Accounts payable and accrued liabilities	$285,321	$303,111
Accrued compensation and related benefits	142,693	161,231
	$428,014	$464,342
Cash overdrafts of $1.1 million are included in accounts payable and accrued liabilities at December 31, 2015.

6.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

	As of December 31
(in thousands)	2015	2014
Land	$10,410	$18,052
Buildings	83,642	157,250
Machinery, equipment and fixtures	438,388	2,357,264
Leasehold improvements	205,018	214,119
Construction in progress	13,517	71,156
	750,975	2,817,841
Less accumulated depreciation	(519,852)	(1,957,012)
	$231,123	$860,829
Depreciation expense was $77.9 million, $74.9 million and $101.2 million in 2015, 2014 and 2013, respectively.
In the second quarter of 2015, as a result of the sale of Kaplan’s KHE Campuses business, Kaplan recorded a $6.9 million impairment charge. In 2014, as a result of restructuring activities at KHE Campuses, Kaplan recorded an impairment charge of $13.6 million. The Company estimated the fair value of the property, plant, and equipment using a market approach.

7.	ACQUISITIONS AND DISPOSITIONS OF BUSINESSES
Acquisitions. The Company completed business acquisitions totaling approximately $163.3 million in 2015; $210.2 million in 2014; and $23.8 million in 2013. The assets and liabilities of the companies acquired have been recorded at their estimated fair values at the date of acquisition.
During 2015, the Company acquired two businesses. On November 13, 2015, the Company acquired a 100% interest in Group Dekko, a Garrett, IN-based manufacturer of electrical solutions for applications across three business lines: workspace power solutions, architectural lighting, and electrical components and assemblies, which is included in other businesses. On December 22, 2015, Kaplan acquired SmartPros, a leading provider of accredited professional education and training, primarily in accountancy, which is included in Higher Education.

Acquisition-related costs were expensed as incurred and were not significant. The aggregate purchase price of these 2015 acquisitions was allocated as follows on a preliminary basis:

	Weighted Average Life	Purchase Price Allocation
(in thousands)
Cash and cash equivalents		$3,501
Accounts receivable		30,537
Inventory		20,593
Other current assets		1,013
Property, plant and equipment		28,872
Goodwill		76,156
Indefinite-lived intangible assets
Trade names and trademarks		7,400
Amortized intangible assets
Student and customer relationships	7 years	22,200
Trade names and trademarks	7 years	1,800
Other	6 years	7,900
	6 years	31,900
Other noncurrent assets		200
Current liabilities		(28,826)
Noncurrent liabilities		(8,066)
		$163,280
The fair values recorded were based upon preliminary valuations and the estimates and assumptions used in such valuations are subject to change, which could be significant, within the measurement period (up to one year from the acquisition date). The recording of deferred tax assets or liabilities, working capital, and the final amount of residual goodwill are not yet finalized. The Company expects to deduct $20.0 million of goodwill for income tax purposes from these two acquisitions.
The acquired companies were consolidated into the Company’s financial statements starting on their respective acquisition dates. The Company’s Consolidated Statements of Operations include aggregate revenues and operating income for the companies acquired in 2015 of $22.4 million and $0.1 million, respectively, for 2015. The following unaudited pro forma financial information presents the Company’s results as if the current year acquisitions had occurred at the beginning of 2014:

	Year Ended December 31
(in thousands)	2015	2014
Operating revenues	$2,741,001	$2,900,660
Net (loss) income	$(93,103)	$1,292,343
These pro forma results were based on estimates and assumptions, which the Company believes are reasonable. They are not the results that would have been realized had these entities been part of the Company during the periods presented and are not necessarily indicative of the Company’s consolidated results of operations in future periods.
During 2014, the Company acquired nine businesses. On April 1, 2014, Celtic Healthcare acquired VNA-TIP Healthcare, a provider of home health and hospice services in Missouri and Illinois. On May 30, 2014, the Company completed its acquisition of Joyce/Dayton Corp., a Dayton, OH-based manufacturer of screw jacks and other linear motion systems. On July 3, 2014, the Company completed its acquisition of an 80% interest in Residential Healthcare Group, Inc., the parent company of Residential Home Health and Residential Hospice, providers of skilled home health care and hospice services in Michigan and Illinois. Residential Healthcare Group, Inc. has a 40% ownership interest in Residential Home Health Illinois and a 42.5% ownership interest in Residential Hospice Illinois, which are accounted for as investments in affiliates. The fair value of the redeemable noncontrolling interest in Residential Healthcare Group, Inc. was $17.1 million at the acquisition date, determined using a market approach. The minority shareholders have an option to put their shares to the Company starting in 2017, and the Company has an option to buy the shares of some minority shareholders in 2020 and those of the remaining minority shareholders in 2024. The operating results of these businesses are included in other businesses. The Company also acquired three small businesses in its education division, one small business in its broadcasting division and two small businesses in other businesses. The purchase price allocation mostly comprised goodwill, other intangible assets and other current assets.
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
In January and February 2016, Kaplan acquired Mander Portman Woodward, a leading provider of high-quality, bespoke education to U.K. and international students in London, Cambridge and Birmingham; and Osborne Books, a leading educational publisher of learning resources for accounting qualifications in the U.K., for approximately $205 million, both of which will be included in Kaplan International.
Spin-Off. On July 1, 2015, the Company completed the spin-off of Cable ONE, by way of a distribution of all the issued and outstanding shares of Cable ONE common stock, on a pro rata basis, to the Company’s stockholders (see Note 3).
Sale of Businesses. On September 3, 2015, Kaplan completed the sale of substantially all of the assets of its KHE Campuses business, consisting of 38 nationally accredited ground campuses and certain related assets, in exchange for a preferred equity interest in Education Corporation of America (ECA). KHE Campuses schools that have been closed or are in the process of closing are not included in the sale transaction. In connection with the sale agreement, if required by the U.S. Department of Education (ED) in connection with its post-closing review of the transaction, Kaplan will provide a letter of credit or other credit support with the ED of up to approximately $45 million; any such letter of credit or other credit support could be drawn by the ED in the event that ECA defaults on its obligations to students. If issued, such letter of credit or other credit support would have a term of two years, after which Kaplan would have no further obligations.
The revenue and operating losses related to schools that were sold as part of the ECA transaction are as follows:

	Year Ended December 31
(in thousands)	2015	2014	2013
Revenue	$167,093	$268,895	$284,085
Operating income (loss)	612	(7,748)	(5,499)
In the second quarter of 2015, Kaplan recorded a $6.9 million long-lived assets impairment charge in connection with the KHE Campuses business.
In the third quarter of 2015, Kaplan sold Franklyn Scholar, which was part of Kaplan International. In the second quarter of 2015, the Company sold The Root, a component of Slate, and Kaplan sold two small businesses, Structuralia, which was part of Kaplan International, and Fire and EMS Training, which was part of Kaplan Higher Education. As a result of these sales, the Company reported net losses in other non-operating (expense) income (see Note 15).
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
In January 2016, Kaplan completed the sale of Colloquy, which is included in Kaplan Corporate and Other.
Exchanges. On June 30, 2014, the Company and Berkshire Hathaway Inc. completed a previously announced transaction in which Berkshire acquired a wholly owned subsidiary of the Company that included, among other things, WPLG, a Miami-based television station, 2,107 Class A Berkshire shares and 1,278 Class B Berkshire shares owned by Graham Holdings and $327.7 million in cash, in exchange for 1,620,190 shares of Graham Holdings Class B common stock owned by Berkshire Hathaway (Berkshire exchange transaction). As a result, income from continuing operations for the second quarter of 2014 includes a $266.7 million gain from the sale of the Berkshire Hathaway shares, and income from discontinued operations for the second quarter of 2014 includes a $375.0 million gain from the WPLG exchange.
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
The Company’s income from continuing operations excludes Cable ONE, the sold Kaplan China schools, WPLG, the Publishing Subsidiaries and The Herald, which have been reclassified to discontinued operations (see Note 3).

8.	GOODWILL AND OTHER INTANGIBLE ASSETS
In the third quarter of 2015, as a result of continued declines in student enrollments at KHE and the challenging industry operating environment, the Company performed an interim impairment review of its goodwill and long-lived assets at the KHE reporting unit. The KHE reporting unit failed the step one goodwill impairment test. As a result of the step two analysis, the Company recorded a $248.6 million goodwill impairment charge. The Company estimated the fair value of the KHE reporting unit utilizing a discounted cash flow model, supported by a market approach. A substantial portion of the impairment charge is due to the amount of unrecognized intangible assets identified in the step two analysis.
In addition, in the fourth quarter of 2015, Kaplan recorded intangible asset impairment charges of $0.9 million related to one of the Kaplan International businesses and $0.5 million related to a KTP business. The fair values of these intangible assets were estimated using an income approach. In November 2015, the Company announced that Trove, a digital innovation team included in other businesses, would largely be integrated into SocialCode and that Trove’s existing offerings would be discontinued. In connection with this action, the Company recorded a $2.8 million goodwill impairment charge in the fourth quarter of 2015.
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
Amortization of intangible assets for the years ended December 31, 2015, 2014 and 2013, was $19.0 million, $18.2 million and $11.9 million, respectively. Amortization of intangible assets is estimated to be approximately $23 million in 2016, $19 million in 2017, $17 million in 2018, $16 million in 2019, $14 million in 2020 and $18 million thereafter.
In July 2014, the cable division sold wireless spectrum licenses that were purchased in 2006; a pre-tax non-operating gain of $75.2 million was recorded in the third quarter of 2014 in connection with these sales. As a result of the Cable ONE spin-off, this gain is now reported in discontinued operations.

The changes in the carrying amount of goodwill, by segment, were as follows:

(in thousands)	Education	Cable	Television Broadcasting	Other Businesses	Total
As of December 31, 2013
Goodwill	$1,073,433	$85,488	$203,165	$34,877	$1,396,963
Accumulated impairment losses	(102,259)	—	—	(6,082)	(108,341)
	971,174	85,488	203,165	28,795	1,288,622
Acquisitions	14,963	—	2,841	111,115	128,919
Dispositions	(2,422)	—	(37,661)	—	(40,083)
Reclassification to discontinued operations	(810)	—	—	—	(810)
Foreign currency exchange rate changes	(27,938)	—	—	—	(27,938)
As of December 31, 2014
Goodwill	1,057,226	85,488	168,345	145,992	1,457,051
Accumulated impairment losses	(102,259)	—	—	(6,082)	(108,341)
	954,967	85,488	168,345	139,910	1,348,710
Measurement period adjustment	—	—	—	4,570	4,570
Acquisitions	11,515	—	—	60,071	71,586
Impairment	(248,591)	—	—	(2,810)	(251,401)
Dispositions	(33,502)	(85,488)	—	(7,819)	(126,809)
Foreign currency exchange rate changes	(29,143)	—	—	—	(29,143)
As of December 31, 2015
Goodwill	1,006,096	—	168,345	202,814	1,377,255
Accumulated impairment losses	(350,850)	—	—	(8,892)	(359,742)
	$655,246	$—	$168,345	$193,922	$1,017,513
The changes in carrying amount of goodwill at the Company’s education division were as follows:

(in thousands)	Higher Education	Test Preparation	Kaplan International	Total
As of December 31, 2013
Goodwill	$409,016	$152,187	$512,230	$1,073,433
Accumulated impairment losses	—	(102,259)	—	(102,259)
	409,016	49,928	512,230	971,174
Acquisitions	1,052	13,911	—	14,963
Dispositions	—	—	(2,422)	(2,422)
Reclassification to discontinued operations	—	—	(810)	(810)
Foreign currency exchange rate changes	(184)	—	(27,754)	(27,938)
As of December 31, 2014
Goodwill	409,884	166,098	481,244	1,057,226
Accumulated impairment losses	—	(102,259)	—	(102,259)
	409,884	63,839	481,244	954,967
Acquisitions	11,515	—	—	11,515
Impairment	(248,591)	—	—	(248,591)
Dispositions	(28,738)	—	(4,764)	(33,502)
Foreign currency exchange rate changes	(204)	—	(28,939)	(29,143)
As of December 31, 2015
Goodwill	392,457	166,098	447,541	1,006,096
Accumulated impairment losses	(248,591)	(102,259)	—	(350,850)
	$143,866	$63,839	$447,541	$655,246

Other intangible assets consist of the following:

		As of December 31, 2015			As of December 31, 2014
(in thousands)	Useful Life Range	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Noncompete agreements	2–5 years	$1,381	$1,012	$369	$2,500	$1,590	$910
Student and customer relationships	2–10 years	108,806	40,280	68,526	104,685	47,539	57,146
Databases and technology	3–5 years	4,617	4,114	503	10,501	8,827	1,674
Trade names and trademarks	2–10 years	53,848	23,941	29,907	55,452	19,724	35,728
Other	1–7 years (1)	10,095	2,209	7,886	8,969	7,480	1,489
		$178,747	$71,556	$107,191	$182,107	$85,160	$96,947
Indefinite-Lived Intangible Assets
Franchise agreements		$—			$496,321
Trade names and trademarks		21,051			13,651
Licensure and accreditation		834			6,781
		$21,885			$516,753
____________

(1)	The Company’s other amortized intangible assets maximum useful life was 25 years as of December 31, 2014.

9.	INCOME TAXES
(Loss) income from continuing operations before income taxes consists of the following:

	Year Ended December 31
(in thousands)	2015	2014	2013
U.S.	$(142,705)	$1,025,101	$91,538
Non-U.S.	21,815	52,602	13,693
	$(120,890)	$1,077,703	$105,231

The provision for income taxes on income from continuing operations consists of the following:

(in thousands)	Current	Deferred	Total
Year Ended December 31, 2015
U.S. Federal	$5,728	$20,890	$26,618
State and Local	402	(10,749)	(10,347)
Non-U.S.	2,441	1,788	4,229
	$8,571	$11,929	$20,500
Year Ended December 31, 2014
U.S. Federal	$215,450	$38,684	$254,134
State and Local	23,737	27,257	50,994
Non-U.S.	10,485	(3,313)	7,172
	$249,672	$62,628	$312,300
Year Ended December 31, 2013
U.S. Federal	$11,514	$26,568	$38,082
State and Local	4,614	(10,641)	(6,027)
Non-U.S.	10,015	(1,570)	8,445
	$26,143	$14,357	$40,500

The provision for income taxes on continuing operations differs from the amount of income tax determined by applying the U.S. Federal statutory rate of 35% to the (loss) income from continuing operations before taxes as a result of the following:

	Year Ended December 31
(in thousands)	2015	2014	2013
U.S. Federal taxes at statutory rate	$(42,311)	$377,196	$36,831
State and local taxes, net of U.S. Federal tax	(3,441)	38,106	(1,279)
Valuation allowances against state tax benefits, net of U.S. Federal tax	(3,285)	(4,960)	(2,638)
Tax-free stock transactions	—	(91,540)	—
Tax provided on non-U.S. subsidiary earnings and distributions at more than the
expected U.S. Federal statutory tax rate	2,688	2,186	767
Valuation allowances against non-U.S. income tax benefits	6,789	(2,477)	7,233
Australian tax benefit for capital loss on sale of stock	(6,358)	—	—
Goodwill impairments and dispositions	63,889	—	—
U.S. Federal Manufacturing Deduction tax benefits	(625)	(6,789)	(1,858)
Other, net	3,154	578	1,444
Provision for Income Taxes	$20,500	$312,300	$40,500
During 2015, 2014 and 2013, in addition to the income tax provision for continuing operations presented above, the Company also recorded tax expense or benefits on discontinued operations. Income from discontinued operations and net (loss) gain on dispositions of discontinued operations have been reclassified from previously reported income from operations and reported separately as income from discontinued operations, net of tax. Tax expense of $27.8 million, $82.4 million, and $97.9 million were recorded in discontinued operations in 2015, 2014 and 2013, respectively.
Deferred income taxes consist of the following:

	As of December 31
(in thousands)	2015	2014
Accrued postretirement benefits	$13,763	$16,785
Other benefit obligations	108,349	122,241
Accounts receivable	12,840	17,925
State income tax loss carryforwards	19,550	17,942
U.S. Federal income tax loss carryforwards	5,007	2,368
U.S. Federal foreign income tax credit carryforwards	1,374	837
Non-U.S. income tax loss carryforwards	26,921	30,460
Non-U.S. capital loss carryforwards	10,055	—
Other	44,858	50,134
Deferred Tax Assets	242,717	258,692
Valuation allowances	(69,545)	(65,521)
Deferred Tax Assets, Net	$173,172	$193,171
Property, plant and equipment	17,465	139,765
Prepaid pension cost	386,916	463,714
Unrealized gain on available-for-sale securities	39,010	34,764
Goodwill and other intangible assets	133,097	308,954
Deferred Tax Liabilities	$576,488	$947,197
Deferred Income Tax Liabilities, Net	$403,316	$754,026
The Company has $420.2 million of state income tax net operating loss carryforwards available to offset future state taxable income. State income tax loss carryforwards, if unutilized, will start to expire approximately as follows:

(in millions)
2016	$4.7
2017	2.6
2018	9.5
2019	3.7
2020	4.8
2021 and after	394.9
Total	$420.2

The Company has recorded at December 31, 2015, $19.5 million in deferred state income tax assets, net of U.S. Federal income tax, with respect to these state income tax loss carryforwards. The Company has established a full valuation allowance, reducing the net recorded amount of deferred tax assets with respect to state tax loss carryforwards, since the Company has determined that it is more likely than not that the state tax losses may not be fully utilized in the future to reduce state taxable income.
The Company has $14.2 million of U.S. Federal income tax loss carryforwards obtained as a result of prior stock acquisitions. U.S. Federal income tax loss carryforwards are expected to be fully utilized as follows:

(in millions)
2016	$3.4
2017	2.5
2018	2.1
2019	2.0
2020	1.8
2021 and after	2.4
Total	$14.2
The Company has established at December 31, 2015, $5.0 million in U.S. Federal deferred tax assets with respect to these U.S. Federal income tax loss carryforwards.
For U.S. Federal income tax purposes, the Company has $1.4 million of foreign tax credits available to be credited against future U.S. Federal income tax liabilities. These U.S. Federal foreign tax credits are expected to be fully utilized in the future; if unutilized, $0.8 million of these foreign tax credits will expire in 2023, and $0.6 million will expire in 2025. The Company has established at December 31, 2015, $1.4 million of U.S. Federal deferred tax assets with respect to these U.S. Federal foreign tax credit carryforwards.
The Company has $96.2 million of non-U.S. income tax loss carryforwards, as a result of operating losses and carryforwards obtained through prior stock acquisitions that are available to offset future non-U.S. taxable income and has recorded, with respect to these losses, $26.9 million in non-U.S. deferred income tax assets. The Company has established $26.8 million in valuation allowances against the deferred tax assets recorded for the portion of non-U.S. tax losses that may not be fully utilized to reduce future non-U.S. taxable income. The $96.2 million of non-U.S. income tax loss carryforwards consist of $88.4 million in losses that may be carried forward indefinitely; $5.1 million of losses that, if unutilized, will expire in varying amounts through 2020; and $2.6 million of losses that, if unutilized, will start to expire after 2020.
The Company has $33.5 million of non-U.S. capital loss carryfowards, as a result of Kaplan Australia selling the stock of Franklyn Scholar in 2015 that may be carried forward indefinitely and are available to offset future Australian capital gains. The Company recorded a $10.1 million non-U.S. deferred income tax asset, and has established a full valuation allowance against this non-U.S. deferred tax asset since the Company has determined that it is more likely than not that the Australian capital loss carryforwards may not be fully utilized to reduce Australian taxable income in the future.
Deferred tax valuation allowances and changes in deferred tax valuation allowances were as follows:

(in thousands)	Balance at Beginning of Period	Tax Expense and Revaluation	Deductions	Balance at End of Period
Year ended
December 31, 2015	$65,521	$4,024	—	$69,545
December 31, 2014	$72,767	$889	$(8,135)	$65,521
December 31, 2013	$78,109	$4,595	$(9,937)	$72,767
The Company has established $27.9 million in valuation allowances against deferred state tax assets recognized, net of U.S. Federal tax. As stated above, approximately $19.5 million of the valuation allowances, net of U.S. Federal income tax, relate to state income tax loss carryforwards. The Company has established valuation allowances against deferred state income tax assets recognized, without considering potentially offsetting deferred tax liabilities established with respect to prepaid pension cost and goodwill. Prepaid pension cost and goodwill have not been considered a source of future taxable income for realizing deferred tax assets recognized since these temporary differences are not likely to reverse in the foreseeable future. The valuation allowances established against deferred state income tax assets are recorded at the parent company and the education division and may increase or decrease within the next 12 months, based on operating results or the market value of investment holdings. As a result, the Company is unable to estimate the potential tax impact, given the uncertain operating and market environment. The Company will be monitoring future operating results and projected future operating results on a quarterly basis to determine whether the valuation allowances provided against deferred state tax assets should be increased or decreased, as future circumstances warrant.
The Company has established $41.7 million in valuation allowances against non-U.S. deferred tax assets, and, as stated above, $26.8 million of the non-U.S. valuation allowances relate to non-U.S. income tax loss carryforwards and $10.1 million relate to non-U.S. capital loss carryforwards.
Deferred U.S. Federal and state income taxes are recorded with respect to undistributed earnings of investments in non-U.S. subsidiaries to the extent taxable dividend income would be recognized if such earnings were distributed. Deferred income taxes recorded with respect to undistributed earnings of investments in non-U.S. subsidiaries are recorded net of foreign tax credits with respect to such undistributed earnings estimated to be creditable against future U.S. Federal tax liabilities. At December 31, 2015 and 2014, net U.S. Federal and state deferred income tax liabilities of about $17.5 million and $10.6 million, respectively, were recorded with respect to undistributed earnings of investments in non-U.S. subsidiaries based on the year-end position.
Deferred U.S. Federal and state income taxes have not been recorded for the full book value and tax basis differences related to investments in non-U.S. subsidiaries because such investments are expected to be indefinitely held. The book value exceeded the tax basis of investments in non-U.S. subsidiaries by approximately $71.8 million and $57.9 million at December 31, 2015 and 2014, respectively; these differences would not result in any additional U.S. Federal and state deferred tax liabilities at December 31, 2015, and would result in approximately $1.4 million of net additional U.S. Federal and state deferred tax liabilities, net of foreign tax credits related to undistributed earnings and estimated to be creditable against future U.S. Federal tax liabilities, at December 31, 2014. If investments in non-U.S. subsidiaries were held for sale instead of expected to be held indefinitely, additional U.S. Federal and state deferred tax liabilities would be required to be recorded, and such deferred tax liabilities, if recorded, may exceed the above estimates.
The Company does not currently anticipate that within the next 12 months there will be any events requiring the establishment of any valuation allowances against U.S. Federal net deferred tax assets.
The valuation allowances established against non-U.S. deferred tax assets are recorded at the education division and other businesses, and these are largely related to the education division’s operations in Australia. These non-U.S. valuation allowances may increase or decrease within the next 12 months, based on operating results. As a result, the Company is unable to estimate the potential tax impact, given the uncertain operating environment. The Company will be monitoring future education division operating results and projected future operating results on a quarterly basis to determine whether the valuation allowances provided against non-U.S. deferred tax assets should be increased or decreased, as future circumstances warrant.
The Company recorded a $10.5 million U.S. Federal income tax receivable with respect to capital loss carryforwards to the 2013 tax year. The Company files income tax returns with the U.S. Federal government and in various state, local and non-U.S. governmental jurisdictions, with the consolidated U.S. Federal tax return filing considered the only major tax jurisdiction. The statute of limitations has expired on all consolidated U.S. Federal corporate income tax returns filed through 2011.
The Company endeavors to comply with tax laws and regulations where it does business, but cannot guarantee that, if challenged, the Company’s interpretation of all relevant tax laws and regulations will prevail and that all tax benefits recorded in the financial statements will ultimately be recognized in full.
The following summarizes the Company’s unrecognized tax benefits, excluding interest and penalties, for the respective periods:

	Year Ended December 31
(in thousands)	2015	2014	2013
Beginning unrecognized tax benefits	$19,817	$—	$—
Increases related to current year tax positions	—	19,817	—
Increases related to prior year tax positions	—	—	—
Decreases related to prior year tax positions	(2,486)	—	—
Decreases related to settlement with tax authorities	—	—	—
Decreases due to lapse of applicable statutes of limitations	—	—	—
Ending unrecognized tax benefits	$17,331	$19,817	$—
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

Although the Company cannot predict the timing of resolution with tax authorities, the Company estimates that no portion of unrecognized tax benefits will be reduced in the next 12 months due to settlement with the tax authorities. The Company expects that a $5.1 million state tax benefit, net of $1.8 million federal tax expense, will reduce the effective tax rate in the future if recognized.
The Company identified and corrected a 2014 classification error in the tax footnote related to the presentation of state unrecognized tax benefits where state net operating loss carryforwards exist. The Company assessed the classification error and concluded it was not material to 2014.
The Company classifies interest and penalties related to uncertain tax positions as a component of interest and other expenses, respectively. As of December 31, 2015, the Company has accrued $0.3 million of interest related to the unrecognized tax benefits. The Company has not accrued any penalties related to the unrecognized tax benefits.

10.	DEBT
The Company’s borrowings consist of the following:

	As of December 31
(in thousands)	2015	2014
7.25% unsecured notes due February 1, 2019	$398,722	$398,308
AUD Revolving credit borrowing	—	40,927
Other indebtedness	1,204	6,685
Total Debt	399,926	445,920
Less: current portion	—	(46,375)
Total Long-Term Debt	$399,926	$399,545
The Company did not borrow funds under its USD revolving credit facility in 2015 or 2014. The Company’s other indebtedness at December 31, 2015, is at an interest rate of 6% and matures in 2017. The Company’s other indebtedness at December 31, 2014, is at interest rates of 0% to 6% and matures between 2015 and 2017.
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
In June 2015, Cable ONE issued $550 million in debt. With the Cable ONE spin-off effective on July 1, 2015, the Cable ONE debt is no longer an obligation of the Company.
On June 17, 2015, the Company terminated its U.S. $450 million, AUD 50 million four-year revolving credit facility dated June 17, 2011. No borrowings were outstanding under the 2011 Credit Agreement at the time of termination. On June 29, 2015, the Company entered into a credit agreement (the Credit Agreement) providing for a new U.S. $200 million five-year revolving credit facility (the Facility) with each of the lenders party thereto, Wells Fargo Bank, National Association as Administrative Agent (Wells Fargo), JPMorgan Chase Bank, N.A., as Syndication Agent, and HSBC Bank USA, National Association, as Documentation Agent (the Credit Agreement). The Company is required to pay a commitment fee on a quarterly basis, based on the Company’s leverage ratio, of between 0.15% and 0.25% of the amount of the Facility. Any borrowings are made on an unsecured basis and bear interest at the Company’s option, either at (a) a fluctuating interest rate equal to the highest of Wells Fargo’s prime rate, 0.50 percent above the Federal funds rate or the one-month Eurodollar rate plus 1%, or (b) the Eurodollar rate for the applicable interest period as defined in the Credit Agreement, which is generally a periodic rate equal to LIBOR, in each case plus an applicable margin that depends on the Company’s consolidated debt to consolidated adjusted EBITDA (as determined pursuant to the Credit Agreement, “leverage ratio”). The Company may draw on the Facility for general corporate purposes. The Facility will expire on July 1, 2020, unless the Company and the banks agree to extend the term. Any outstanding borrowings must be repaid on or prior to the final termination date. The Credit Agreement contains terms and conditions, including remedies in the event of a default by the Company, typical of facilities of this type and requires the Company to maintain a leverage ratio of not greater than 3.5 to 1.0 and a consolidated interest coverage ratio of at least 3.5 to 1.0 based upon the ratio of consolidated adjusted EBITDA to consolidated interest expense as determined pursuant to the Credit Agreement. As of December 31, 2015, the Company is in compliance with all financial covenants.
On September 7, 2011, the Company borrowed AUD 50 million under its revolving credit facility. On the same date, the Company entered into interest rate swap agreements with a total notional value of AUD 50 million and a maturity date of March 7, 2015. These interest rate swap agreements paid the Company variable interest on the

AUD 50 million notional amount at the three-month bank bill rate, and the Company paid the counterparties a fixed rate of 4.5275%. These interest rate swap agreements were entered into to convert the variable rate Australian dollar borrowing under the revolving credit facility into a fixed-rate borrowing. Based on the terms of the interest rate swap agreements and the underlying borrowing, these interest rate swap agreements were determined to be effective and thus qualified as a cash flow hedge. As such, any changes in the fair value of these interest rate swaps were recorded in other comprehensive income on the Consolidated Balance Sheets until earnings were affected by the variability of cash flows. On March 9, 2015, the Company repaid the AUD 50 million borrowed under its revolving credit facility. On the same day, the AUD 50 million interest rate swap agreements matured.
During 2015 and 2014, the Company had average borrowings outstanding of approximately $428.4 million and $450.9 million, respectively, at average annual interest rates of approximately 7.1% and 7.0%, respectively. The Company incurred net interest expense of $30.7 million, $33.4 million and $33.7 million during 2015, 2014 and 2013, respectively. At December 31, 2015 and 2014, the fair value of the Company’s 7.25% unsecured notes, based on quoted market prices (Level 2 fair value assessment), totaled $436.6 million and $450.3 million, respectively, compared with the carrying amount of $398.7 million and $398.3 million. The carrying value of the Company’s other unsecured debt at December 31, 2015, approximates fair value.

11.	FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	As of December 31, 2015
(in thousands)	Level 1	Level 2	Total
Assets
Money market investments (1)	$—	$433,040	$433,040
Marketable equity securities (3)	350,563	—	350,563
Other current investments (4)	12,822	16,060	28,882
Total Financial Assets	$363,385	$449,100	$812,485
Liabilities
Deferred compensation plan liabilities (5)	$—	$48,055	$48,055

	As of December 31, 2014
(in thousands)	Level 1	Level 2	Total
Assets
Money market investments (1)	$—	$368,131	$368,131
Commercial paper (2)	226,197	—	226,197
Marketable equity securities (3)	193,793	—	193,793
Other current investments (4)	11,788	21,171	32,959
Total Financial Assets	$431,778	$389,302	$821,080
Liabilities
Deferred compensation plan liabilities (5)	$—	$70,661	$70,661
Interest rate swap (6)	—	179	179
Total Financial Liabilities	$—	$70,840	$70,840
____________

(1)	The Company’s money market investments are included in cash, cash equivalents and restricted cash.

(2)	The Company’s commercial paper investments with original maturities of 90 days or less are included in cash and cash equivalents.

(3)	The Company’s investments in marketable equity securities are classified as available-for-sale.

(4)	Includes U.S. Government Securities, corporate bonds, mutual funds and time deposits.

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

For the year ended December 31, 2015, the Company recorded goodwill and other long-lived assets impairment charges of $259.7 million. For the year ended December 31, 2014, the Company recorded an intangible and other long-lived assets impairment charge of $25.1 million, of which $7.8 million is reported in discontinued operations. For the year ended December 31, 2013, the Company recorded an intangible and other long-lived assets impairment charge of $3.3 million (see Notes 2 and 8). The remeasurement of the goodwill and other long-lived assets is classified as a Level 3 fair value assessment due to the significance of unobservable inputs developed in the determination of the fair value. The Company used a discounted cash flow model to determine the estimated fair value of the reporting unit. A market value approach was also utilized to supplement the discounted cash flow model. The Company made estimates and assumptions regarding future cash flows, discount rates, long-term growth rates and market values to determine the reporting unit’s estimated fair value.

12.	REDEEMABLE PREFERRED STOCK
On October 1, 2015, the Company redeemed its Series A preferred stock with a par value of $1.00 per share and a liquidation preference of $1,000 per share. The 10,510 shares outstanding were redeemed at the redemption price of $1,000 per share for $10.5 million. Prior to redemption, dividends on the Series A preferred stock were payable four times a year at the annual rate of $80.00 per share and in preference to any dividends on the Company’s common stock. The Series A preferred stock was not convertible into any other security of the Company, and the holders thereof had no voting rights except with respect to any proposed changes in the preferences and special rights of such stock.

13.	CAPITAL STOCK, STOCK AWARDS AND STOCK OPTIONS
Capital Stock.  Each share of Class A common stock and Class B common stock participates equally in dividends. The Class B stock has limited voting rights and as a class has the right to elect 30% of the Board of Directors; the Class A stock has unlimited voting rights, including the right to elect a majority of the Board of Directors. In 2015 and 2014, the Company’s Class A shareholders converted 10,822, or 1%, and 194,250, or 17%, respectively, of the Class A shares of the Company to an equal number of Class B shares. The conversions had no impact on the voting rights of the Class A and Class B common stock.
During 2015 and 2013, the Company purchased a total of 46,226 and 33,024 shares, respectively, of its Class B common stock at a cost of approximately $23.0 million and $17.7 million, respectively. As part of the exchange transaction with Berkshire in 2014, the Company acquired 1,620,190 shares of its Class B common stock at a cost of approximately $1,165.4 million. On May 14, 2015, the Board of Directors authorized the Company to acquire up to 500,000 shares of its Class B common stock. The Company did not announce a ceiling price or time limit for the purchases. The authorization included 159,219 shares that remained under the previous authorization. At December 31, 2015, the Company had remaining authorization from the Board of Directors to purchase up to 453,774 shares of Class B common stock. Shares acquired as part of the exchange transaction received separate authorization by the Company’s Board of Directors.
Stock Awards.  In 2001, the Company adopted an incentive compensation plan, which, among other provisions, authorizes the awarding of Class B common stock to key employees. Stock awards made under this incentive compensation plan are primarily subject to the general restriction that stock awarded to a participant will be forfeited and revert to Company ownership if the participant’s employment terminates before the end of a specified period of service to the Company. Some of the awards are also subject to performance conditions and will be forfeited and revert to Company ownership if the conditions are not met. At December 31, 2015, there were 4,625 shares reserved for issuance under this incentive compensation plan, which were all subject to awards outstanding.
In 2012, the Company adopted a new incentive compensation plan (the 2012 Plan), which, among other provisions, authorizes the awarding of Class B common stock to key employees in the form of stock awards, stock options and other awards involving the actual transfer of shares. All stock awards, stock options and other awards involving the actual transfer of shares issued subsequent to the adoption of this plan are covered under this new incentive compensation plan. Stock awards made under the 2012 Plan are primarily subject to the general restriction that stock awarded to a participant will be forfeited and revert to Company ownership if the participant’s employment terminates before the end of a specified period of service to the Company. Some of the awards are also subject to performance conditions and will be forfeited and revert to Company ownership if the conditions are not met. As a result of the Cable ONE spin-off, the number of Class B common stock authorized for issuance under the 2012 Plan was increased from 500,000 shares to 772,588 shares. The individual award limit under the 2012 Plan was also increased from 50,000 shares to 77,258 shares per calendar year. At December 31, 2015, there were 624,839 shares reserved for issuance under the 2012 incentive compensation plan. Of this number, 181,553 shares were subject to stock awards and stock options outstanding and 443,286 shares were available for future awards.
Activity related to stock awards under these incentive compensation plans for the year ended December 31, 2015 was as follows:

	Number of Shares	Average Grant-Date Fair Value
Beginning of year, unvested	117,111	$463.64
Awarded	47,245	935.28
Vested	(45,638)	684.97
Forfeited	(37,243)	491.42
End of Year, Unvested	81,475	637.70

In connection with the spin-off of Cable ONE, the Company modified the terms of 10,830 restricted stock awards in the second quarter of 2015 affecting 21 Cable ONE employees. The modification resulted in the acceleration of the vesting period of 6,324 restricted stock awards and the forfeiture of 4,506 restricted stock awards, the effects of which are reflected in the above activity. The Company recorded incremental stock compensation expense, net of forfeitures, in the second quarter of 2015 amounting to $3.7 million, which is reflected in discontinued operations in the Company’s consolidated financial statements. The spin-off also resulted in a modification of some of the Company’s outstanding restricted stock awards. The holders of restricted stock awards received Cable ONE restricted common stock, on a pro rata basis, as part of the distribution. The modification of the restricted stock awards resulted in an estimated incremental stock compensation expense of $3.0 million that will be recognized over the remaining service periods of the unvested restricted stock awards through the end of 2018.
In the fourth quarter of 2015, the Company also modified the terms of an additional 9,800 restricted stock awards affecting one now former employee. The modification resulted in the acceleration of the vesting period of 9,412 restricted stock awards and the forfeiture of 388 restricted stock awards, the effects of which are reflected in the above activity. As a result, the Company recorded incremental stock compensation expense, net of forfeitures, of $6.0 million.
In connection with the sale of the Publishing Subsidiaries in 2013, the Company modified the terms of 86,824 share awards affecting 102 employees. The modification resulted in the acceleration of the vesting period for 45,374 share awards, the elimination of a market condition and vesting terms of 15,000 share awards, and the forfeiture of 26,450 share awards. The Company also offered some employees with 26,124 share awards the option to settle their awards in cash, resulting in a modification of these awards from equity awards to liability awards. The Company paid employees $13.1 million for the settlement of these liability awards. The Company recorded incremental stock compensation expense, net of forfeitures, amounting to $19.9 million, which is included in income from discontinued operations, net of tax, in the Consolidated Statement of Operations for 2013.
For the share awards outstanding at December 31, 2015, the aforementioned restriction will lapse in 2016 for 10,675 shares, in 2017 for 29,850 shares, in 2018 for 14,450 shares and in 2019 for 26,500 shares. Also, in early 2016, the Company issued stock awards of 200 shares. Stock-based compensation costs resulting from Company stock awards were $25.3 million, $15.4 million and $35.2 million in 2015, 2014 and 2013, respectively.
As of December 31, 2015, there was $29.4 million of total unrecognized compensation expense related to these awards. That cost is expected to be recognized on a straight-line basis over a weighted average period of 1.8 years.
Stock Options.  The Company’s 2003 employee stock option plan reserves 1,900,000 shares of the Company’s Class B common stock for options to be granted under the plan. The purchase price of the shares covered by an option cannot be less than the fair value on the grant date. Options generally vest over four years and have a maximum term of ten years. At December 31, 2015, there were 87,019 shares reserved for issuance under this stock option plan, which were all subject to options outstanding.
Stock options granted under the 2012 Plan cannot be less than the fair value on the grant date, generally vest over four years and have a maximum term of ten years. In 2015 and 2014, grants were issued which vest over six years.
Activity related to options outstanding for the year ended December 31, 2015 was as follows:

	Number of Shares	Average Option Price
Beginning of year	151,694	$682.68
Granted	5,000	871.86
Exercised	(25,925)	421.72
Expired or forfeited	(750)	376.79
Outstanding before spin-off of Cable ONE	130,019	743.75

Outstanding after spin-off of Cable ONE (1)	200,895	$481.34
Granted	24,742	866.58
Exercised	(14,602)	278.54
Expired or forfeited	(19,313)	426.80
End of Year	191,722	552.00
____________

(1)	Adjusted due to the anti-dilution provision added as a result of the spin-off of Cable ONE.
In connection with the spin-off of Cable ONE, the Company modified outstanding stock options to add an antidilution provision. This resulted in an incremental stock compensation expense of $23.5 million, of which $18.8 million related to fully vested stock options was recognized as a one-time expense in the third quarter of 2015, with the remaining $4.7 million to be recognized over the remaining service periods of the unvested stock options through the end of 2018. The $18.8 million expense is included in the Company’s corporate office segment results and in selling, general and administrative in the Consolidated Statements of Operations.
In connection with the sale of the Publishing Subsidiaries in 2013, the Company modified the terms of 4,500 stock options affecting six employees. The modification resulted in the acceleration of the vesting period for 4,250 stock options and the forfeiture of 250 stock options. The Company recorded incremental stock option expense amounting to $0.8 million, which is included in income from discontinued operations, net of tax, in the Consolidated Statements of Operations in 2013.
Of the shares covered by options outstanding at the end of 2015, 101,826 are now exercisable; 17,772 will become exercisable in 2016; 17,000 will become exercisable in 2017; 17,000 will become exercisable in 2018; 17,000 will become exercisable in 2019; 17,000 will become exercisable in 2020; and 4,124 will become exercisable in 2021. For 2015, 2014 and 2013, the Company recorded expense of $22.9 million, $2.7 million and $3.5 million related to stock options, respectively. Information related to stock options outstanding and exercisable at December 31, 2015, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding at 12/31/2015	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable at 12/31/2015	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$239–284	9,374	4.6	$255.69	8,602	4.3	$256.69
325	77,258	5.1	325.26	77,258	5.1	325.26
422	3,090	2.4	421.91	3,090	2.4	421.91
719	77,258	8.8	719.15	12,876	8.8	719.15
805–872	24,742	9.9	866.58	—	—	—
	191,722	7.2	552.00	101,826	5.5	372.21
At December 31, 2015, the intrinsic value for all options outstanding, exercisable and unvested was $14.7 million, $14.5 million and $0.2 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of the Company’s stock was $484.97 at December 31, 2015. At December 31, 2015, there were 89,896 unvested options related to this plan with an average exercise price of $755.65 and a weighted average remaining contractual term of 9.1 years. At December 31, 2014, there were 81,500 unvested options with an average exercise price of $863.72 and a weighted average remaining contractual term of 8.9 years.
As of December 31, 2015, total unrecognized stock-based compensation expense related to stock options was $10.7 million, which is expected to be recognized on a straight-line basis over a weighted average period of approximately 5.0 years. There were 40,527 options exercised during 2015. The total intrinsic value of options exercised during 2015 was $19.5 million; a tax benefit from these stock option exercises of $7.8 million was realized. There were 19,125 options exercised during 2014. The total intrinsic value of options exercised during 2014 was $6.7 million; a tax benefit from these stock option exercises of $2.7 million was realized. There were 14,500 options exercised during 2013. The total intrinsic value of options exercised during 2013 was $3.2 million; a tax benefit from these option exercises of $1.3 million was realized.
During 2015 and 2014, the Company granted 24,742 and 50,000 options at an exercise price above the fair market value of its common stock at the date of grant, respectively. All other options granted during 2015 and 2014 were at an exercise price equal to the fair market value of the Company’s common stock at the date of grant. All options granted during 2013 were at an exercise price equal to the fair market value of the Company’s common stock at the date of grant. The weighted average grant-date fair value of options granted during 2015, 2014 and 2013 was $155.00, $178.95 and $91.74, respectively.
The fair value of options at date of grant was estimated using the Black-Scholes method utilizing the following assumptions:

	2015	2014	2013
Expected life (years)	7–8	7–8	7
Interest rate	1.88%–2.17%	2.15%–2.45%	1.31%
Volatility	31.59%–32.69%	30.75%–32.10%	31.80%
Dividend yield	0.81%–1.18%	1.30%–1.54%	2.63%
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
At December 31, 2015, a Kaplan senior manager holds 7,206 Kaplan restricted shares. The fair value of Kaplan’s common stock is determined by the Company’s compensation committee of the Board of Directors, and in January 2016, the committee set the fair value price at $1,240 per share. During 2015 and 2013, respectively, 2,500 and 5,000 options were awarded to a Kaplan senior manager at a price of $1,180 and $973 per share, respectively, that would have vested over a four-year period. No options were awarded during 2014; no options were exercised during 2015, 2014 or 2013; and due to 2015 forfeitures, there were no options outstanding at December 31, 2015.
Kaplan recorded a stock compensation credit of $1.8 million in 2015, and expense of $0.9 million and $2.9 million in 2014 and 2013, respectively. At December 31, 2015, the Company’s accrual balance related to the Kaplan restricted shares totaled $8.9 million. There were no payouts in 2015, 2014 or 2013.
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
The following reflects the Company’s income from continuing operations and share data used in the basic and diluted earnings per share computations using the two-class method:

	Year Ended December 31
(in thousands, except per share amounts)	2015	2014	2013
Numerator:
Numerator for basic (loss) earnings per share:
(Loss) income from continuing operations attributable to Graham Holdings Company common stockholders	$(143,456)	$765,139	$63,396
Less: Dividends paid–common stock outstanding and unvested restricted shares	(53,090)	(67,267)	—
Undistributed (losses) earnings	(196,546)	697,872	63,396
Percent allocated to common stockholders (1)	100.00%	97.98%	98.45%
	(196,546)	683,780	62,413
Add: Dividends paid–common stock outstanding	52,050	66,012	—
Numerator for (loss) earnings per share	(144,496)	749,792	62,413
Add: Additional undistributed earnings due to dilutive stock options	—	64	2
Numerator for diluted (loss) earnings per share	$(144,496)	$749,856	$62,415
Denominator:
Denominator for basic (loss) earnings per share:
Weighted average shares outstanding	5,727	6,470	7,238
Add: Effect of dilutive stock options	—	27	12
Denominator for diluted (loss) earnings per share	5,727	6,497	7,250
Graham Holdings Company Common Stockholders:
Basic (loss) earnings per share from continuing operations	$(25.23)	$115.88	$8.62
Diluted (loss) earnings per share from continuing operations	$(25.23)	$115.40	$8.61
____________

(1)	Percent of undistributed losses allocated to common stockholders is 100% in 2015 as participating securities are not contractually obligated to share in losses.
Diluted (loss) earnings per share excludes the following weighted average potential common shares, as the effect would be antidilutive, as computed under the treasury stock method:

	Year Ended December 31
(in thousands)	2015	2014	2013
Weighted average restricted stock	52	62	83
Weighted average stock options	39	—	—
The 2015, 2014 and 2013 diluted earnings per share amounts exclude the effects of 102,000, 52,000 and 10,000 stock options outstanding, respectively, as their inclusion would have been antidilutive. The 2015, 2014 and 2013 diluted earnings per share amounts also exclude the effects of 6,250, 5,175 and 5,500 restricted stock awards, respectively, as their inclusion would have been antidilutive.

In 2015 and 2014, the Company declared regular dividends totaling $9.10 and $10.20 per share, respectively. In December 2012, the Company declared and paid an accelerated cash dividend totaling $9.80 per share, in lieu of regular quarterly dividends that the Company otherwise would have declared and paid in calendar year 2013.

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
Cable ONE Spin-Off. On July 1, 2015, as part of the spin-off, Cable ONE assumed the liability related to their employees participating in the Company’s SERP. The Company also eliminated the accrual of pension benefits for all Cable ONE employees related to their future service. As a result of the spin-off of Cable ONE, the Company remeasured the accumulated and projected benefit obligation of the pension plan and SERP as of July 1, 2015, and recorded curtailment and settlement gains. The new measurement basis was used for the recognition of the SERP cost recorded in the third quarter of 2015 and the pension benefit recorded for the first two months of the third quarter of 2015. The curtailment gain on the spin-off of Cable ONE is included in income from discontinued operations, net of tax. The settlement gain on the spin-off of Cable ONE is included in the SERP liability distributed to Cable ONE (see Note 3).
KHE Campuses Sale. On September 3, 2015, the Company eliminated the accrual of pension benefits for almost all of the KHE Campuses employees related to their future service. As a result, the Company remeasured the accumulated and projected benefit obligation of the pension plan as of September 3, 2015, and the Company recorded a curtailment gain in the third quarter of 2015. The new measurement basis was used for the recognition of the Company’s pension benefit beginning in September 2015. The curtailment gain on the sale of the KHE Campuses is included in the loss on the sale of the KHE Campuses and reported in other (expense) income, net in the Consolidated Statement of Operations.
Sale of Publishing Subsidiaries. On October 1, 2013, as part of the sale of the Publishing Subsidiaries, the Purchaser assumed the liabilities related to active employees of the Company’s defined benefit pension plan, SERP and other postretirement plans. In addition to the assumed liabilities, the Company transferred pension plan assets of $318 million in accordance with the terms of the sale. As a result of the sale of the Publishing Subsidiaries, the Company remeasured the accumulated and projected benefit obligation of the pension, SERP and other postretirement plans as of October 1, 2013, and recorded curtailment and settlement gains (losses). The new measurement basis was used for the recognition of the pension and other postretirement plan cost (credit) recorded in the fourth quarter of 2013. The curtailment and settlement gains (losses) are included in the gain on the sale of the Publishing Subsidiaries, which is included in income from discontinued operations, net of tax. The Company excluded the historical pension expense for retirees from the reclassification of the Publishing Subsidiaries’ results to discontinued operations, since the associated assets and liabilities were retained by the Company.
Defined Benefit Plans.  The Company’s defined benefit pension plans consist of various pension plans and a SERP offered to certain executives of the Company.
In the fourth quarter of 2015, the Company recorded $0.9 million related to a Special Incentive Program for certain Corporate employees, which is being funded from the assets of the Company’s pension plan. In the third quarter of 2015, the Company recorded $3.7 million related to a Special Incentive Program for certain Kaplan employees, which is being funded from the assets of the Company’s pension plan.
In the first quarter of 2014, the Company recorded $4.5 million related to a Separation Incentive Program for certain Corporate employees, which was funded from the assets of the Company’s pension plan. In the third quarter of 2014, the Company recorded $3.9 million related to a Voluntary Retirement Incentive Program (VRIP) for certain Corporate employees, which was funded from the assets of the Company’s pension plan. In addition, the Company recorded a $2.4 million SERP charge related to the VRIP for certain Corporate employees.
In February 2013, the Company offered a VRIP to certain employees of The Washington Post newspaper and recorded early retirement expense of $20.4 million. In addition, The Washington Post newspaper recorded $2.3 million in special separation benefits for a group of employees in the first quarter of 2013. The expense for these programs was funded from the assets of the Company’s pension plan. The 2013 early retirement program and special separation benefit expenses are included in income from discontinued operations, net of tax.

The following table sets forth obligation, asset and funding information for the Company’s defined benefit pension plans:

	Pension Plans
	As of December 31
(in thousands)	2015	2014
Change in Benefit Obligation
Benefit obligation at beginning of year	$1,317,480	$1,126,344
Service cost	26,294	27,792
Interest cost	52,613	51,825
Amendments	4,606	8,374
Actuarial (gain) loss	(57,834)	172,548
Benefits paid	(85,542)	(69,854)
Curtailment	(3,319)	—
Settlement	—	451
Benefit Obligation at End of Year	$1,254,298	$1,317,480
Change in Plan Assets
Fair value of assets at beginning of year	$2,469,968	$2,371,849
Actual return on plan assets	(150,158)	167,154
Benefits paid	(85,542)	(69,854)
Settlement	—	819
Fair Value of Assets at End of Year	$2,234,268	$2,469,968
Funded Status	$979,970	$1,152,488

	SERP
	As of December 31
(in thousands)	2015	2014
Change in Benefit Obligation
Benefit obligation at beginning of year	$116,083	$91,169
Service cost	1,946	1,493
Interest cost	4,550	4,397
Amendments	—	4,022
Actuarial (gain) loss	(6,544)	19,168
Benefits paid	(6,083)	(4,166)
Curtailment	(4,948)	—
Benefit Obligation at End of Year	$105,004	$116,083
Change in Plan Assets
Fair value of assets at beginning of year	$—	$—
Employer contributions and other	6,083	4,166
Benefits paid	(6,083)	(4,166)
Fair Value of Assets at End of Year	$—	$—
Funded Status	$(105,004)	$(116,083)
The accumulated benefit obligation for the Company’s pension plans at December 31, 2015 and 2014, was $1,219.7 million and $1,281.5 million, respectively. The accumulated benefit obligation for the Company’s SERP at December 31, 2015 and 2014, was $102.5 million and $114.1 million, respectively. The amounts recognized in the Company’s Consolidated Balance Sheets for its defined benefit pension plans are as follows:

	Pension Plans		SERP
	As of December 31		As of December 31
(in thousands)	2015	2014	2015	2014
Noncurrent asset	$979,970	$1,152,488	$—	$—
Current liability	—	—	(5,442)	(6,275)
Noncurrent liability	—	—	(99,562)	(109,808)
Recognized Asset (Liability)	$979,970	$1,152,488	$(105,004)	$(116,083)

Key assumptions utilized for determining the benefit obligation are as follows:

	Pension Plans		SERP
	As of December 31		As of December 31
	2015	2014	2015	2014
Discount rate	4.3%	4.0%	4.3%	4.0%
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%
The Company made no contributions to its pension plans in 2015, 2014 and 2013, and the Company does not expect to make any contributions in 2016. The Company made contributions to its SERP of $6.1 million and $4.2 million for the years ended December 31, 2015 and 2014, respectively. As the plan is unfunded, the Company makes contributions to the SERP based on actual benefit payments.
At December 31, 2015, future estimated benefit payments, excluding charges for early retirement programs, are as follows:

(in thousands)	Pension Plans	SERP
2016	$87,688	$5,563
2017	$81,694	$5,650
2018	$78,356	$5,986
2019	$77,389	$6,314
2020	$77,209	$6,368
2021–2025	$389,597	$33,315
The total cost (benefit) arising from the Company’s defined benefit pension plans, including the portion included in discontinued operations, consists of the following components:

	Pension Plans
	Year Ended December 31
(in thousands)	2015	2014	2013
Service cost	$26,294	$27,792	$46,115
Interest cost	52,613	51,825	55,821
Expected return on assets	(130,571)	(120,472)	(105,574)
Amortization of prior service cost	320	329	2,809
Recognized actuarial (gain) loss	(11,925)	(28,880)	2,756
Net Periodic (Benefit) Cost for the Year	(63,269)	(69,406)	1,927
Curtailment	(3,267)	—	(43,930)
Settlement	—	—	39,995
Early retirement programs and special separation benefit expense	4,606	8,374	22,700
Total (Benefit) Cost for the Year	$(61,930)	$(61,032)	$20,692
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Current year actuarial loss (gain)	$222,894	$125,866	$(750,328)
Amortization of prior service cost	(320)	(329)	(2,809)
Recognized net actuarial gain (loss)	11,925	28,880	(2,756)
Curtailment and settlement	(51)	(368)	94,520
Total Recognized in Other Comprehensive Income (Before Tax Effects)	$234,448	$154,049	$(661,373)
Total Recognized in Total (Benefit) Cost and Other Comprehensive Income (Before Tax Effects)	$172,518	$93,017	$(640,681)

	SERP
	Year Ended December 31
(in thousands)	2015	2014	2013
Service cost	$1,946	$1,493	$1,612
Interest cost	4,550	4,397	4,148
Amortization of prior service cost	457	47	55
Recognized actuarial loss	3,015	1,544	2,481
Net Periodic Cost for the Year	9,968	7,481	8,296
Special separation benefit expense	—	2,422	—
Settlement	—	—	(2,575)
Total Cost for the Year	$9,968	$9,903	$5,721
Other Changes in Benefit Obligations Recognized in Other Comprehensive Income
Current year actuarial (gain) loss	$(6,544)	$19,168	$(9,180)
Current year prior service cost	—	1,600	—
Amortization of prior service cost	(457)	(47)	(55)
Recognized net actuarial loss	(3,015)	(1,544)	(2,481)
Curtailment and settlement	(834)	—	(2,798)
Total Recognized in Other Comprehensive Income (Before Tax Effects)	$(10,850)	$19,177	$(14,514)
Total Recognized in Total Cost and Other Comprehensive Income (Before Tax Effects)	$(882)	$29,080	$(8,793)
The net periodic (benefit) cost for the Company’s pension plans, as reported above, includes pension cost of $1.9 million, $3.7 million and $22.7 million reported in discontinued operations for 2015, 2014 and 2013, respectively. The net periodic cost for the Company’s SERP, as reported above, includes cost of $0.2 million, $0.5 million and $1.4 million reported in discontinued operations for 2015, 2014 and 2013, respectively. The curtailment gain of $2.2 million related to the Cable ONE spin-off is also included in discontinued operations for 2015. The curtailment gain of $1.1 million related to the sale of the KHE Campuses business is included in other (expense) income, net. The early retirement programs and special separation benefit expenses are also included in discontinued operations for 2013. The 2013 curtailments and settlements are included in the gain on sale of Publishing Subsidiaries, which is also reported in discontinued operations.
The costs for the Company’s defined benefit pension plans are actuarially determined. Below are the key assumptions utilized to determine periodic cost:

	Pension Plans			SERP
	Year Ended December 31			Year Ended December 31
	2015	2014	2013	2015	2014	2013
Discount rate (1)	4.4%/4.0%	4.8%	4.0%	4.4%/4.0%	4.8%	4.0%
Expected return on plan assets	6.5%	6.5%	6.5%	—	—	—
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%	4.0%	4.0%
____________

(1)
As a result of the spin-off of Cable ONE and the sale of the KHE Campuses business, the Company remeasured the accumulated and projected benefit obligation of the pension plan as of July 1, 2015 and September 3, 2015, respectively. As a result of the spin-off of Cable ONE, the accumulated and projected benefit obligation of the SERP was remeasured as of July 1, 2015. The remeasurement changed the discount rate from 4.0% for the first six months to 4.4% for the second half of 2015.

Accumulated other comprehensive income (AOCI) includes the following components of unrecognized net periodic cost for the defined benefit plans:

	Pension Plans		SERP
	As of December 31		As of December 31
(in thousands)	2015	2014	2015	2014
Unrecognized actuarial (gain) loss	$(451,076)	$(685,895)	$26,497	$36,890
Unrecognized prior service cost	662	1,033	1,232	1,689
Gross Amount	(450,414)	(684,862)	27,729	38,579
Deferred tax liability (asset)	180,166	273,945	(11,091)	(15,432)
Net Amount	$(270,248)	$(410,917)	$16,638	$23,147

During 2016, the Company expects to recognize the following amortization components of net periodic cost for the defined benefit plans:

	2016
(in thousands)	Pension Plans	SERP
Actuarial loss recognition	$—	$2,329
Prior service cost recognition	$291	$457
Defined Benefit Plan Assets.  The Company’s defined benefit pension obligations are funded by a portfolio made up of a relatively small number of stocks and high-quality fixed-income securities that are held by a third-party trustee. The assets of the Company’s pension plans were allocated as follows:

	As of December 31
	2015	2014
U.S. equities	62%	59%
U.S. fixed income	13%	13%
International equities	25%	28%
	100%	100%
Essentially all of the assets are actively managed by two investment companies. The goal of the investment managers is to produce moderate long-term growth in the value of these assets, while protecting them against large decreases in value. Both of these managers may invest in a combination of equity and fixed-income securities and cash. The managers are not permitted to invest in securities of the Company or in alternative investments. The investment managers cannot invest more than 20% of the assets at the time of purchase in the stock of Berkshire Hathaway or more than 10% of the assets at the time of purchase in the securities of any other single issuer, except for obligations of the U.S. Government, without receiving prior approval by the Plan administrator. As of December 31, 2015, the managers can invest no more than 24% of the assets in international stocks, at the time the investment is made, and no less than 10% of the assets could be invested in fixed-income securities. None of the assets is managed internally by the Company.
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
The Company evaluated its defined benefit pension plan asset portfolio for the existence of significant concentrations (defined as greater than 10% of plan assets) of credit risk as of December 31, 2015. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country and individual fund. At December 31, 2015 and 2014, the pension plan held common stock in two investments that exceeded 10% of total plan assets. These investments were valued at $562.6 million and $730.6 million at December 31, 2015 and 2014, respectively, or approximately 25% and 30%, respectively, of total plan assets. At December 31, 2015 and 2014, the pension plan held investments in one foreign country that exceeded 10% of total plan assets. These investments were valued at $332.4 million and $468.0 million at December 31, 2015 and 2014, respectively, or approximately 15% and 19%, respectively, of total plan assets.
The Company’s pension plan assets measured at fair value on a recurring basis were as follows:

	As of December 31, 2015
(in thousands)	Level 1	Level 2	Total
Cash equivalents and other short-term investments	$256,364	$33,909	$290,273
Equity securities
U.S. equities	1,378,158	—	1,378,158
International equities	564,263	—	564,263
Total Investments	$2,198,785	$33,909	$2,232,694
Receivables			1,574
Total			$2,234,268

	As of December 31, 2014
(in thousands)	Level 1	Level 2	Total
Cash equivalents and other short-term investments	$275,963	$141,083	$417,046
Equity securities
U.S. equities	1,454,011	—	1,454,011
International equities	691,505	—	691,505
Total Investments	$2,421,479	$141,083	$2,562,562
Payable for settlement of investments purchased			(92,594)
Total			$2,469,968
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
Other Postretirement Plans.  The following table sets forth obligation, asset and funding information for the Company’s other postretirement plans:

	Postretirement Plans
	As of December 31
(in thousands)	2015	2014
Change in Benefit Obligation
Benefit obligation at beginning of year	$41,957	$40,014
Service cost	1,331	1,500
Interest cost	1,299	1,448
Actuarial (gain) loss	(5,296)	4,448
Curtailment	—	(932)
Benefits paid, net of Medicare subsidy	(1,900)	(4,521)
Benefit Obligation at End of Year	$37,391	$41,957
Change in Plan Assets
Fair value of assets at beginning of year	$—	$—
Employer contributions	1,900	4,521
Benefits paid, net of Medicare subsidy	(1,900)	(4,521)
Fair Value of Assets at End of Year	$—	$—
Funded Status	$(37,391)	$(41,957)
The amounts recognized in the Company’s Consolidated Balance Sheets for its other postretirement plans are as follows:

	Postretirement Plans
	As of December 31
(in thousands)	2015	2014
Current liability	$(3,444)	$(3,995)
Noncurrent liability	(33,947)	(37,962)
Recognized Liability	$(37,391)	$(41,957)
The discount rates utilized for determining the benefit obligation at December 31, 2015 and 2014, for the postretirement plans were 3.45% and 3.25%, respectively. The assumed health care cost trend rate used in measuring the postretirement benefit obligation at December 31, 2015, was 7.54% for pre-age 65, decreasing to 4.5% in the year 2024 and thereafter. The assumed health care cost trend rate used in measuring the postretirement benefit obligation at December 31, 2015, was 9.18% for post-age 65, decreasing to 4.5% in the year 2024 and thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A change of one percentage point in the assumed health care cost trend rates would have the following effects:

	1%	1%
(in thousands)	Increase	Decrease
Benefit obligation at end of year	$2,195	$(2,001)
Service cost plus interest cost	$260	$(229)
The Company made contributions to its postretirement benefit plans of $1.9 million and $4.5 million for the years ended December 31, 2015 and 2014, respectively. As the plans are unfunded, the Company makes contributions to its postretirement plans based on actual benefit payments.
At December 31, 2015, future estimated benefit payments are as follows:

(in thousands)	Postretirement Plans
2016	$3,444
2017	$3,482
2018	$3,381
2019	$3,385
2020	$3,654
2021–2025	$16,922
The total (benefit) cost arising from the Company’s other postretirement plans consists of the following components:

	Postretirement Plans
	Year Ended December 31
(in thousands)	2015	2014	2013
Service cost	$1,331	$1,500	$2,488
Interest cost	1,299	1,448	1,848
Amortization of prior service credit	(502)	(783)	(4,247)
Recognized actuarial gain	(996)	(2,076)	(2,141)
Net Periodic Cost (Benefit)	1,132	89	(2,052)
Curtailment	—	(1,292)	(41,623)
Settlement	—	—	(11,927)
Total Cost (Benefit) for the Year	$1,132	$(1,203)	$(55,602)
Other Changes in Benefit Obligations Recognized in Other Comprehensive Income
Current year actuarial (gain) loss	$(5,296)	$4,448	$(3,298)
Amortization of prior service credit	502	783	4,247
Recognized actuarial gain	996	2,076	2,141
Curtailment and settlement	—	360	32,329
Total Recognized in Other Comprehensive Income (Before Tax Effects)	$(3,798)	$7,667	$35,419
Total Recognized in (Benefit) Cost and Other Comprehensive Income (Before Tax Effects)	$(2,666)	$6,464	$(20,183)
The net periodic cost (benefit), as reported above, includes a benefit of $2.9 million included in discontinued operations for 2013. The Company recorded a curtailment gain of $1.3 million in the fourth quarter of 2014 in connection with the exchange of WPLG, and the Separation Incentive Program and VRIP offered to certain Corporate employees. As part of the sale of The Herald, changes were made with respect to its postretirement medical plan, resulting in a $3.5 million settlement gain that is included in discontinued operations, net of tax, for 2013. The remaining 2013 curtailment and settlement gains are included in the gain on sale of Publishing Subsidiaries, which is also reported in discontinued operations.

The costs for the Company’s postretirement plans are actuarially determined. The discount rates utilized to determine periodic cost for the years ended December 31, 2015, 2014 and 2013, were 3.25%, 3.80% and 3.30%, respectively. AOCI included the following components of unrecognized net periodic benefit for the postretirement plans:

	As of December 31
(in thousands)	2015	2014
Unrecognized actuarial gain	$(11,704)	$(7,404)
Unrecognized prior service credit	(661)	(1,163)
Gross Amount	(12,365)	(8,567)
Deferred tax liability	4,946	3,427
Net Amount	$(7,419)	$(5,140)
During 2016, the Company expects to recognize the following amortization components of net periodic cost for the other postretirement plans:

(in thousands)	2016
Actuarial gain recognition	$(1,502)
Prior service credit recognition	$(335)
Multiemployer Pension Plans.  In 2015 and 2014, the Company contributed to one multiemployer defined benefit pension plan under the terms of a collective-bargaining agreement that covered certain union-represented employees.
In March 2013, the Company recorded a $0.4 million charge as The Herald unilaterally withdrew from the Western Conference Teamsters Pension Trust Fund as a result of the sale of its business.
The Company’s total contributions to all multiemployer pension plans amounted to $0.1 million in each year for 2015, 2014 and 2013.
Savings Plans.  The Company recorded expense associated with retirement benefits provided under incentive savings plans (primarily 401(k) plans) of approximately $7.6 million in 2015, $8.6 million in 2014 and $8.0 million in 2013.

15.	OTHER NON-OPERATING (EXPENSE) INCOME
A summary of non-operating (expense) income is as follows:

	Year Ended December 31
(in thousands)	2015	2014	2013
Net losses on sales of businesses	$(23,335)	$—	$—
Gain on sale of property, plant and equipment	21,379	127,670	—
Foreign currency losses, net	(15,564)	(11,129)	(13,382)
Gain on formation of a joint venture	5,972	—	—
Gain on sale of Classified Ventures	4,827	396,553	—
Gain on Berkshire marketable equity securities exchange	—	266,733	—
Losses on sales or write-downs of cost method investments, net	(1,124)	(94)	(1,761)
Losses on sales or write-down of marketable equity securities	(14)	(3,044)	(9,559)
Other, net	(764)	1,321	951
Total Other Non-Operating (Expense) Income	$(8,623)	$778,010	$(23,751)
In the fourth quarter of 2015, the Company sold a portion of the Robinson Terminal real estate remaining from the sale of the Publishing Subsidiaries, for a gain of $21.4 million.
In the third quarter of 2015, Kaplan sold the KHE Campuses business, and Franklyn Scholar, which was part of Kaplan International, for a total loss of $26.3 million.
In the second quarter of 2015, the Company sold The Root and Kaplan sold two small businesses for a total gain of $2.9 million.
In the second quarter of 2015, the Company benefited from a favorable $4.8 million out of period adjustment to the gain on the sale of Classified Ventures related to the fourth quarter of 2014. With respect to this error, the Company has concluded that it was not material to the Company’s financial position or results of operations for 2015 and 2014 and the related interim periods, based on its consideration of quantitative and qualitative factors.

In January 2015, Celtic contributed assets to a joint venture entered into with AHN in exchange for a 40% equity interest, resulting in the Company recording a $6.0 million gain (see Note 7). The Company used an income and market approach to value the equity interest. The measurement of the equity interest in the joint venture is classified as a Level 3 fair value assessment due to the significance of unobservable inputs developed in the determination of the fair value.
On October 1, 2014, the Company and the remaining partners completed the sale of their entire stakes in Classified Ventures. Total proceeds to the Company, net of transaction costs, were $408.5 million, of which $16.5 million was held in escrow until October 1, 2015. The Company recorded a pre-tax gain of $396.6 million on the sale of its interest in Classified Ventures in the fourth quarter of 2014.
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

16.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The other comprehensive (loss) income consists of the following components:

	Year Ended December 31, 2015
	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the year	$(18,898)	$—	$(18,898)
Adjustment for sales of businesses with foreign operations	5,501	—	5,501
	(13,397)	—	(13,397)
Unrealized gains on available-for-sale securities:
Unrealized gains for the year	10,620	(4,248)	6,372
Reclassification adjustment for realization of gain on sale of available-for-sale securities included in net income	(4)	2	(2)
	10,616	(4,246)	6,370
Pension and other postretirement plans:
Actuarial loss	(211,054)	84,421	(126,633)
Amortization of net actuarial gain included in net income	(9,906)	3,962	(5,944)
Amortization of net prior service cost included in net income	275	(110)	165
Curtailments and settlements included in net income	51	(21)	30
Curtailments and settlements included in distribution to Cable ONE	834	(333)	501
	(219,800)	87,919	(131,881)
Cash flow hedge:
Gain for the year	179	(71)	108
Other Comprehensive Loss	$(222,402)	$83,602	$(138,800)

	Year Ended December 31, 2014
	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the year	$(16,061)	$—	$(16,061)
Adjustment for sales of businesses with foreign operations	(404)	—	(404)
	(16,465)	—	(16,465)
Unrealized gains on available-for-sale securities:
Unrealized gains for the year	62,719	(25,088)	37,631
Reclassification adjustment for realization of (gain) loss on exchange, sale or write-down of available-for-sale securities included in net income	(265,274)	106,110	(159,164)
	(202,555)	81,022	(121,533)
Pension and other postretirement plans:
Actuarial loss	(149,482)	59,792	(89,690)
Prior service cost	(1,600)	640	(960)
Amortization of net actuarial gain included in net income	(29,412)	11,765	(17,647)
Amortization of net prior service credit included in net income	(407)	163	(244)
Curtailments and settlements	8	(3)	5
	(180,893)	72,357	(108,536)
Cash flow hedge:
Gain for the year	867	(347)	520
Other Comprehensive Loss	$(399,046)	$153,032	$(246,014)

	Year Ended December 31, 2013
	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the year	$(1,059)	$—	$(1,059)
Unrealized gains on available-for-sale securities:
Unrealized gains for the year	95,629	(38,251)	57,378
Reclassification adjustment for write-down on available-for-sale securities, net of gain, included in net income	9,554	(3,822)	5,732
	105,183	(42,073)	63,110
Pension and other postretirement plans:
Actuarial gain	762,806	(305,123)	457,683
Amortization of net actuarial loss included in net income	3,096	(1,238)	1,858
Amortization of net prior service credit included in net income	(1,383)	553	(830)
Curtailments and settlements	(124,051)	49,617	(74,434)
	640,468	(256,191)	384,277
Cash flow hedge:
Gain for the year	520	(208)	312
Other Comprehensive Income	$745,112	$(298,472)	$446,640

The accumulated balances related to each component of other comprehensive (loss) income are as follows:

(in thousands, net of taxes)	Cumulative Foreign Currency Translation Adjustment	Unrealized Gain on Available-for- Sale Securities	Unrealized Gain on Pensions and Other Postretirement Plans	Cash Flow Hedge	Accumulated Other Comprehensive Income
As of December 31, 2013	$25,013	$173,663	$501,446	$(628)	$699,494
Other comprehensive (loss) income before reclassifications	(16,061)	37,631	(90,645)	12	(69,063)
Net amount reclassified from accumulated other comprehensive income	(404)	(159,164)	(17,891)	508	(176,951)
Net other comprehensive (loss) income	(16,465)	(121,533)	(108,536)	520	(246,014)
As of December 31, 2014	8,548	52,130	392,910	(108)	453,480
Other comprehensive (loss) income before reclassifications	(18,898)	6,372	(126,132)	29	(138,629)
Net amount reclassified from accumulated other comprehensive income	5,501	(2)	(5,749)	79	(171)
Net other comprehensive (loss) income	(13,397)	6,370	(131,881)	108	(138,800)
As of December 31, 2015	$(4,849)	$58,500	$261,029	$—	$314,680

The amounts and line items of reclassifications out of Accumulated Other Comprehensive Income are as follows:

	Year Ended December 31			Affected Line Item in the Consolidated Statement of Operations
(in thousands)	2015	2014	2013
Foreign Currency Translation Adjustments:
Adjustment for sales of businesses with foreign operations	$5,501	$(404)	$—	(1)
Unrealized Gains on Available-for-Sale Securities:
Realized (gain) loss for the year	(4)	(265,274)	9,554	Other (expense) income, net
	2	106,110	(3,822)	(2)
	(2)	(159,164)	5,732	Net of tax
Pension and Other Postretirement Plans:
Amortization of net actuarial (gain) loss	(9,906)	(29,412)	3,096	(3)
Amortization of net prior service cost (credit)	275	(407)	(1,383)	(3)
Curtailment gains	51	—	—	(3)
	(9,580)	(29,819)	1,713	Before tax
	3,831	11,928	(685)	Income taxes
	(5,749)	(17,891)	1,028	Net of tax
Cash Flow Hedge
	132	847	816	Interest expense
	(53)	(339)	(326)	Provision for income taxes
	79	508	490	Net of tax
Total reclassification for the year	$(171)	$(176,951)	$7,250	Net of tax
____________

(1)	The amount for 2015 was recorded in other (expense) income, net and the amount for 2014 was recorded in income from discontinued operations, net of tax.

(2)
Benefits of $1.2 million were recorded in Provision for Income Taxes related to the realized loss for the year ended December 31, 2014. The remaining $107.3 million for the year relates to the reversal of income taxes previously recorded on the unrealized gain of the Company’s investment in Berkshire Hathaway Inc. marketable securities as part of the Berkshire exchange transaction, which qualified as a tax-free distribution under IRC Section 355 and 361 (see Note 7). The amounts for 2015 and 2013 were recorded in Provision for Income Taxes.

(3)	These accumulated other comprehensive income components are included in the computation of net periodic pension and postretirement plan cost (see Note 14).

17.	LEASES AND OTHER COMMITMENTS
The Company leases real property under operating agreements. Many of the leases contain renewal options and escalation clauses that require payments of additional rent to the extent of increases in the related operating costs.
At December 31, 2015, future minimum rental payments under noncancelable operating leases approximate the following:

(in thousands)
2016	$106,253
2017	95,675
2018	80,188
2019	69,839
2020	54,351
Thereafter	214,050
$620,356
Minimum payments have not been reduced by minimum sublease rentals of $98.7 million due in the future under noncancelable subleases.
Rent expense under operating leases, including a portion reported in discontinued operations, was approximately $102.6 million, $105.5 million and $118.5 million in 2015, 2014 and 2013, respectively. Sublease income was approximately $6.7 million, $5.4 million and $5.4 million in 2015, 2014 and 2013, respectively.
The Company’s broadcast subsidiaries are parties to certain agreements that commit them to purchase programming to be produced in future years. At December 31, 2015, such commitments amounted to approximately $21.8 million. If such programs are not produced, the Company’s commitment would expire without obligation.

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
On or about January 17, 2008, an Assistant U.S. Attorney in the Civil Division of the U.S. Attorney’s Office for the Eastern District of Pennsylvania contacted KHE’s former Broomall campus and made inquiries about the Surgical Technology program, including the program’s eligibility for Title IV U.S. Federal financial aid, the program’s student loan defaults, licensing and accreditation. Kaplan responded to the information requests and fully cooperated with the inquiry. The ED also conducted a program review at the Broomall campus, and Kaplan likewise cooperated with the program review. On July 22, 2011, the U.S. Attorney’s Office for the Eastern District of Pennsylvania announced that it had entered into a comprehensive settlement agreement with Kaplan that resolved the U.S. Attorney’s inquiry, provided for the conclusion of the ED’s program review and also settled a previously sealed U.S. Federal False Claims Act (False Claims Act) complaint that had been filed by a former employee of the CHI-Broomall campus. The total amount of all required payments by Broomall under the agreements was $1.6 million. Pursuant to the comprehensive settlement agreement, the U.S. Attorney inquiry has been closed, the False Claims Act complaint (United States of America ex rel. David Goodstein v. Kaplan, Inc. et al.) was dismissed with prejudice and the ED will issue a final program review determination. However, to date, the ED has not issued the final report. At this time, Kaplan cannot predict the contents of the pending final program review determination or the ultimate impact the proceedings may have on Kaplan.
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
On August 17, 2011, the U.S. District Court for the Southern District of Florida issued a series of rulings in the Diaz case, which included three separate complaints: Diaz, Wilcox and Gillespie. The court dismissed the Wilcox complaint in its entirety; dismissed all False Claims Act allegations in the Diaz complaint, leaving only an individual employment claim; and dismissed in part the Gillespie complaint, thereby limiting the scope and time frame of its False Claims Act allegations regarding compliance with the U.S. Federal Rehabilitation Act. On October 31, 2012, the court entered summary judgment in favor of the Company as to the sole remaining employment claim in the Diaz complaint. On July 16, 2013, the court likewise entered summary judgment in favor of the Company on all remaining claims in the Gillespie complaint. Diaz and Gillespie each appealed to the U.S. Court of Appeals for the Eleventh Judicial Circuit. Arguments on both appeals were heard on February 3, 2015. On March 11, 2015, the appellate court issued a decision affirming the lower court’s dismissal of all of Gillespie’s claims and three of the four Diaz claims, but reversing and remanding on Diaz’s claim that incentive compensation for admissions representatives was improperly based solely on enrollment counts. Kaplan filed an answer to Diaz’s amended complaint on September 11, 2015. Kaplan filed a motion to dismiss, and a hearing was held on December 17, 2015. Based on a recent appellate court ruling, the judge requested further details on the pending motion related to the first-to-file bar to Diaz’s complaint. Pending a ruling on the motion, the court allowed discovery to proceed. Kaplan is preparing initial disclosures.
On July 7, 2011, the U.S. District Court for the District of Nevada dismissed the Jajdelski complaint in its entirety and entered a final judgment in favor of Kaplan. On February 13, 2013, the U.S. Circuit Court for the Ninth Judicial Circuit affirmed the dismissal in part and reversed the dismissal on one allegation under the False Claims Act relating to eligibility for Title IV funding based on claims of false attendance. The surviving claim was remanded to the District Court, where Kaplan was again granted summary judgment on March 9, 2015. Plaintiff has appealed this judgment and briefing is ongoing. Despite the sale of the nationally accredited Kaplan Higher Education Campuses business, Kaplan retains liability for these claims.
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
On April 30, 2011, KHE received a Civil Investigative Demand from the Office of the Attorney General of the State of Massachusetts. The demand primarily sought information pertaining to KHE’s former campuses in Massachusetts, known as the Charlestown and Kenmore Square campuses. The Charlestown campus closed in 2013, and the Kenmore Square campus closed in 2012. Kaplan Higher Education Corporation cooperated with the Massachusetts Attorney General and provided the requested information, as well as additional information requested in 2012 and 2013. In October 2014, the Attorney General’s office sent Kaplan a “notice of intention to file” a lawsuit letter under section 93A of the Massachusetts consumer fraud statute. The letter outlined 12 allegations against the Charlestown and Kenmore Square campuses. On July 23, 2015, Kaplan reached agreement with the Attorney General’s office to resolve the matter for $1,375,000, with the settlement taking the form of an Assurance of Discontinuance. Kaplan admitted no wrongdoing, vigorously disputes the allegations made by the Massachusetts Attorney General and denies all claims that its business conduct in Massachusetts was in any way unfair or deceptive.
On July 20, 2011, KHE received a subpoena from the Office of the Attorney General of the State of Delaware. The demand primarily sought information pertaining to Kaplan University’s online students and Kaplan Higher Education Campuses’ former students who are residents of Delaware. Kaplan Higher Education Corporation has cooperated with the Delaware Attorney General and provided the information requested in the subpoena. Although KHE may receive further requests for information from the Delaware Attorney General, there has been no such further correspondence to date. The Company cannot predict the outcome of this inquiry.
Student Financial Aid.  The Company’s higher education division derives the majority of its revenues from U.S. Federal financial aid received by its students under Title IV programs administered by the ED pursuant to the Higher Education Act (HEA), as amended. To maintain eligibility to participate in Title IV programs, a school must comply with extensive statutory and regulatory requirements relating to its financial aid management, educational programs, financial strength, administrative capability, compensation practices, facilities, recruiting practices, representations made to current and prospective students, and various other matters. In addition, the school must be licensed, or otherwise legally authorized, to offer postsecondary educational programs by the appropriate governmental body in the state or states in which it is physically located or is otherwise subject to state authorization requirements, be accredited by an accrediting agency recognized by the ED and be certified to participate in the Title IV programs by the ED. Schools are required periodically to apply for renewal of their authorization, accreditation or certification with the applicable state governmental bodies, accrediting agencies and the ED. Prior to the sale of the KHE Campuses business in September 2015, in accordance with ED regulations, some KHE schools operated individually, while others were combined into groups of two or more schools for the purpose of determining compliance with certain Title IV requirements, and each school or school group was assigned its own identification number, known as an OPEID number. As a result, as of the end of 2014, the schools in KHE had a total of 25 OPEID numbers. As a result of the sale of the KHE Campuses business in September 2015, at the end of 2015, the schools remaining in KHE have a total of 3 OPEID numbers. By the end of June 2016, KHE will have only one OPEID number for Kaplan University. Failure to comply with the requirements of the Higher Education Act or related regulations could result in the restriction or loss of the ability to participate in Title IV programs and subject the Company to financial penalties and refunds. No assurance can be given that the Kaplan schools, or individual programs within schools, will maintain their Title IV eligibility, accreditation and state authorization in the future or that the ED might not successfully assert that one or more of such schools have previously failed to comply with Title IV requirements.
Financial aid and assistance programs are subject to political and governmental budgetary considerations. There is no assurance that such funding will be maintained at current levels. Extensive and complex regulations in the U.S. govern all of the government financial assistance programs in which students participate.
For the years ended December 31, 2015, 2014 and 2013, approximately $628 million, $806 million and $819 million, respectively, of the Company’s education division revenue was derived from financial aid received by students under Title IV programs. Management believes that the Company’s education division schools that participate in Title IV programs are in material compliance with standards set forth in the Higher Education Act and related regulations.
ED Program Reviews.  The ED has undertaken program reviews at various KHE locations.
On February 23, 2015, the ED began a review of Kaplan University. The review will assess Kaplan’s administration of its Title IV, HEA programs and will initially focus on the 2013 to 2014 and 2014 to 2015 award years. On December 17, 2015, Kaplan University received a notice from the ED that it had been placed on provisional certification status until September 30, 2018, in connection with the open and ongoing ED program review. The ED has not notified Kaplan University of any negative findings. However, at this time, Kaplan cannot predict the outcome of this review, when it will be completed or any liability or other limitations that the ED may place on Kaplan University as a result of this review. During the period of provisional certification, Kaplan University must obtain prior ED approval to open a new location, add an educational program, acquire another school or make any other significant change.
In addition, there are four open program reviews at campuses that were part of the KHE Campuses business, including the ED’s final reports on the program reviews at KHE’s Broomall, PA, and Pittsburgh, PA locations. Kaplan retains responsibility for any financial obligation resulting from the ED program reviews at the KHE Campuses business that were open at the time of sale of the campuses to ECA.
The Company does not expect the open program reviews to have a material impact on KHE; however, the results of open program reviews and their impact on Kaplan’s operations are uncertain.
The 90/10 Rule.  Under regulations referred to as the 90/10 rule, an institution would lose its eligibility to participate in Title IV programs for a period of at least two fiscal years if the institution derives more than 90% of its receipts from Title IV programs, as calculated on a cash basis in accordance with the Higher Education Act and applicable ED regulations, in each of two consecutive fiscal years. An institution with Title IV receipts exceeding 90% for a single fiscal year would be placed on provisional certification and may be subject to other enforcement measures. Kaplan University derived less than 79% and less than 81% of its receipts from Title IV programs in 2015 and 2014, respectively.

19.	BUSINESS SEGMENTS
Basis of Presentation.  The Company’s organizational structure is based on a number of factors that management uses to evaluate, view and run its business operations, which include, but are not limited to, customers, the nature of products and services and use of resources. The business segments disclosed in the Consolidated Financial Statements are based on this organizational structure and information reviewed by the Company’s management to evaluate the business segment results. The Company has four reportable segments: KHE, KTP, Kaplan International, and television broadcasting.
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
Education.  Education products and services are provided by Kaplan, Inc. KHE includes Kaplan’s postsecondary education businesses, made up of fixed-facility colleges and online postsecondary and career programs. KHE also includes the domestic professional training and other continuing education businesses. KTP includes Kaplan’s standardized test preparation programs. Kaplan International includes professional training and postsecondary education businesses largely outside the United States, as well as English-language programs.
In the third quarter of 2014, Kaplan completed the sale of three of its schools in China that were previously included as part of Kaplan International. An additional school in China was sold in January 2015. The education division’s operating results exclude these businesses as they are included in discontinued operations, net of tax, for all periods presented.
In recent years, Kaplan has formulated and implemented restructuring plans at its various businesses that have resulted in significant costs in the past three years, with the objective of establishing lower cost levels in future periods. Across all Kaplan businesses, restructuring costs of $44.4 million, $16.8 million and $36.4 million were recorded in 2015, 2014 and 2013, respectively, as follows:

	Year Ended December 31
(in thousands)	2015	2014	2013
Accelerated depreciation	$17,956	$2,062	$16,856
Lease obligation losses	8,240	1,750	9,351
Severance and Special Incentive Program expense	17,968	5,075	6,289
Software asset write-offs	—	7,689	—
Other	209	230	3,862
	$44,373	$16,806	$36,358
KHE incurred restructuring costs of $12.9 million, $6.5 million and $19.5 million in 2015, 2014 and 2013, respectively, primarily from severance and Special Incentive Program expense, lease obligation losses and accelerated depreciation. These costs were incurred in connection with a plan announced in September 2012 for KHE to close or consolidate operations at 13 ground campuses, additional plans announced in 2014 to close five more campuses, along with plans to consolidate facilities and reduce its workforce, and the September 2015 sale of the KHE Campuses business.
On February 12, 2015, Kaplan entered into a Purchase and Sale Agreement with Education Corporation of America (ECA) to sell substantially all of the assets of its KHE Campuses business, consisting of 38 nationally accredited ground campuses, and certain related assets, in exchange for a preferred equity interest in ECA. The transaction closed on September 3, 2015. In addition, Kaplan recorded a $6.9 million and $13.6 million other long-lived asset impairment charge in connection with its KHE Campuses business, in the second quarter of 2015 and fourth quarter of 2014, respectively.
Kaplan International incurred restructuring costs of $1.3 million, $0.2 million and $5.8 million in 2015, 2014 and 2013, respectively. These restructuring costs were largely in Australia and included severance charges, lease obligations, and accelerated depreciation.
Kaplan Corporate incurred restructuring costs of $29.4 million in 2015 related to accelerated depreciation, severance and Special Incentive Program expense and lease obligations losses.

Total accrued restructuring costs at Kaplan were $24.2 million and $12.7 million at the end of 2015 and 2014, respectively.
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
- Group Dekko, a Garrett, IN-based manufacturer of electrical workspace solutions, architectural lighting, and electrical components and assemblies (acquired in November 2015); Joyce/Dayton Corp., a Dayton, OH-based manufacturer of screw jacks and other linear motion systems (acquired in May 2014); and Forney, a global supplier of products and systems that control and monitor combustion processes in electric utility and industrial applications (acquired August 2013); and
- SocialCode, a marketing solutions provider helping companies with marketing on social-media platforms; and The Slate Group and Foreign Policy Group, which publish online and print magazines and websites.
In November 2015, the Company announced that Trove, a digital innovation team that builds products and technologies in the news space, would largely be integrated into SocialCode.
Corporate Office.  Corporate office includes the expenses of the Company’s corporate office, a net pension credit and certain continuing obligations related to prior business dispositions.
Geographical Information.  The Company’s non-U.S. revenues in 2015, 2014 and 2013 totaled approximately $660 million, $712 million and $658 million, respectively, primarily from Kaplan’s operations outside the U.S. Additionally, revenues in 2015, 2014 and 2013 totaled approximately $319 million, $351 million, and $317 million, respectively, from Kaplan’s operations in the U.K. The Company’s long-lived assets in non-U.S. countries (excluding goodwill and other intangible assets), totaled approximately $59 million and $58 million at December 31, 2015 and 2014, respectively.

Company information broken down by operating segment and education division:

	Year Ended December 31
(in thousands)	2015	2014	2013
Operating Revenues
Education	$1,927,521	$2,160,417	$2,163,734
Television broadcasting	359,192	363,836	308,306
Other businesses	299,517	212,907	128,803
Corporate office	—	—	—
Intersegment elimination	(116)	(128)	(241)
	$2,586,114	$2,737,032	$2,600,602
(Loss) Income from Operations
Education	$(223,456)	$65,463	$50,989
Television broadcasting	164,927	187,833	145,192
Other businesses	(13,667)	(21,086)	(23,468)
Corporate office	(8,629)	510	(23,279)
	$(80,825)	$232,720	$149,434
Equity in (Losses) Earnings of Affiliates, Net	(697)	100,370	13,215
Interest Expense, Net	(30,745)	(33,397)	(33,667)
Other (Expense) Income, Net	(8,623)	778,010	(23,751)
(Loss) Income from Continuing Operations before Income Taxes	$(120,890)	$1,077,703	$105,231
Depreciation of Property, Plant and Equipment
Education	$61,177	$61,737	$89,622
Television broadcasting	9,551	8,409	8,746
Other businesses	6,168	3,931	2,177
Corporate office	1,010	836	626
	$77,906	$74,913	$101,171
Amortization of Intangible Assets and Impairment of Goodwill and
Other Long-Lived Assets
Education	$262,353	$24,941	$11,753
Television broadcasting	252	32	—
Other businesses	16,112	10,516	3,416
Corporate office	—	—	—
	$278,717	$35,489	$15,169
Net Pension (Credit) Expense
Education	$18,804	$15,418	$16,538
Television broadcasting	1,620	1,355	3,961
Other businesses	964	748	610
Corporate office	(81,945)	(82,301)	(41,836)
	$(60,557)	$(64,780)	$(20,727)
Capital Expenditures
Education	$42,220	$33,528	$45,421
Television broadcasting	9,998	11,295	12,131
Other businesses	9,504	5,110	2,005
Corporate office	311	7,074	309
	$62,033	$57,007	$59,866
Asset information for the Company’s business segments is as follows:

	As of December 31
(in thousands)	2015	2014
Identifiable Assets
Education	$1,454,520	$1,781,543
Television broadcasting	312,243	305,426
Other businesses	712,161	518,807
Corporate office	484,265	1,778,391
	$2,963,189	$4,384,167
Investments in Marketable Equity Securities	350,563	193,793
Investments in Affiliates	59,229	19,811
Prepaid Pension Cost	979,970	1,152,488
Assets of Discontinued Operations	—	2,060
Total Assets	$4,352,951	$5,752,319

The Company’s education division comprises the following operating segments:

	Year Ended December 31
(in thousands)	2015	2014	2013
Operating Revenues
Higher education	$849,625	$1,010,058	$1,080,908
Test preparation	301,607	304,662	293,201
Kaplan international	770,273	840,915	783,588
Kaplan corporate and other	6,502	6,094	7,990
Intersegment elimination	(486)	(1,312)	(1,953)
	$1,927,521	$2,160,417	$2,163,734
Income (Loss) from Operations
Higher education	$55,572	$83,069	$71,584
Test preparation	16,798	(4,730)	4,118
Kaplan international	53,661	69,153	51,653
Kaplan corporate and other	(349,583)	(82,034)	(76,701)
Intersegment elimination	96	5	335
	$(223,456)	$65,463	$50,989
Depreciation of Property, Plant and Equipment
Higher education	$17,937	$29,187	$43,892
Test preparation	9,045	12,547	19,194
Kaplan international	17,811	19,297	16,154
Kaplan corporate and other	16,384	706	10,382
	$61,177	$61,737	$89,622
Amortization of Intangible Assets	$5,523	$7,738	$8,503
Impairment of Goodwill and Other Long-Lived Assets	$256,830	$17,203	$3,250
Pension Expense
Higher education	$10,849	$10,514	$11,714
Test preparation	3,101	2,888	2,674
Kaplan international	424	356	363
Kaplan corporate and other	4,430	1,660	1,787
	$18,804	$15,418	$16,538
Capital Expenditures
Higher education	$10,202	$11,551	$10,879
Test preparation	8,720	1,143	7,008
Kaplan international	22,673	20,802	27,472
Kaplan corporate and other	625	32	62
	$42,220	$33,528	$45,421
In the third quarter of 2015, a favorable $3.0 million out of period revenue adjustment was included at the test preparation segment that related to prior periods from 2011 through the second quarter of 2015. With respect to this error, the Company has concluded that it was not material to the Company’s financial position or results of operations for 2015 and prior years and the related interim periods, based on its consideration of quantitative and qualitative factors.
 Asset information for the Company’s education division is as follows:

	As of December 31
(in thousands)	2015	2014
Identifiable Assets
Higher education	$447,282	$749,421
Test preparation	134,535	167,055
Kaplan international	826,475	838,148
Kaplan corporate and other	46,228	26,919
	$1,454,520	$1,781,543

20.	SUMMARY OF QUARTERLY OPERATING RESULTS AND COMPREHENSIVE INCOME (UNAUDITED)
Quarterly results of operations and comprehensive income for the year ended December 31, 2015, is as follows:

(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating Revenues
Education	$500,602	$523,625	$481,687	$421,491
Advertising	66,454	70,137	68,898	74,435
Other	80,369	87,128	90,847	120,441
	647,425	680,890	641,432	616,367
Operating Costs and Expenses
Operating	309,223	311,121	302,029	283,780
Selling, general and administrative	302,405	276,412	285,563	239,783
Depreciation of property, plant and equipment	22,197	25,609	14,460	15,640
Amortization of intangible assets	4,738	4,647	4,512	5,120
Impairment of goodwill and other long-lived assets	—	6,876	248,591	4,233
	638,563	624,665	855,155	548,556
Income (Loss) from Operations	8,862	56,225	(213,723)	67,811
Equity in (losses) earnings of affiliates, net	(404)	(353)	95	(35)
Interest income	559	323	481	546
Interest expense	(8,501)	(8,348)	(7,830)	(7,975)
Other (expense) income, net	(1,105)	11,678	(40,458)	21,262
(Loss) Income from Continuing Operations Before Income Taxes	(589)	59,525	(261,435)	81,609
Provision (Benefit) for Income Taxes	900	19,600	(30,500)	30,500
(Loss) Income from Continuing Operations	(1,489)	39,925	(230,935)	51,109
Income from Discontinued Operations, Net of Tax	23,289	18,502	379	—
Net Income (Loss)	21,800	58,427	(230,556)	51,109
Net (Income) Loss Attributable to Noncontrolling Interests	(774)	(434)	(287)	60
Net Income (Loss) Attributable to Graham Holdings Company	21,026	57,993	(230,843)	51,169
Redeemable Preferred Stock Dividends	(420)	(211)	—	—
Net Income (Loss) Attributable to Graham Holdings Company Common Stockholders	$20,606	$57,782	$(230,843)	$51,169

Amounts Attributable to Graham Holdings Company Common Stockholders
(Loss) income from continuing operations	$(2,683)	$39,280	$(231,222)	$51,169
Income from discontinued operations, net of tax	23,289	18,502	379	—
Net income (loss) attributable to Graham Holdings Company common stockholders	$20,606	$57,782	$(230,843)	$51,169

Per Share Information Attributable to Graham Holdings Company Common Stockholders
Basic (loss) income per common share from continuing operations	$(0.58)	$6.74	$(40.32)	$8.78
Basic income per common share from discontinued operations	4.09	3.18	0.07	—
Basic net income (loss) per common share	$3.51	$9.92	$(40.25)	$8.78

Diluted (loss) income per common share from continuing operations	$(0.58)	$6.71	$(40.32)	$8.72
Diluted income per common share from discontinued operations	4.06	3.16	0.07	—
Diluted net income (loss) per common share	$3.48	$9.87	$(40.25)	$8.72
Basic average number of common shares outstanding	5,704	5,720	5,738	5,746
Diluted average number of common shares outstanding	5,791	5,805	5,837	5,834
2015 Quarterly comprehensive income	$4,098	$56,304	$(235,556)	$(64,301)
The sum of the four quarters may not necessarily be equal to the annual amounts reported in the Consolidated Statements of Operations due to rounding.

Quarterly results of operations and comprehensive income for the year ended December 31, 2014, is as follows:

(in thousands, except per share amount)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating Revenues
Education	$522,154	$542,964	$543,918	$551,381
Advertising	70,115	73,587	72,951	91,561
Other	40,351	57,031	86,336	84,683
	632,620	673,582	703,205	727,625
Operating Costs and Expenses
Operating	296,507	321,163	326,395	317,687
Selling, general and administrative	276,294	276,502	309,583	269,779
Depreciation of property, plant and equipment	19,430	18,201	18,664	18,618
Amortization of intangible assets	2,682	2,936	7,354	5,215
Impairment of intangibles and other long-lived assets	—	—	—	17,302
	594,913	618,802	661,996	628,601
Income from Operations	37,707	54,780	41,209	99,024
Equity in earnings of affiliates, net	4,052	91,503	4,613	202
Interest income	599	641	529	367
Interest expense	(8,788)	(8,525)	(9,298)	(8,922)
Other income (expense), net	133,273	268,114	(10,723)	387,346
Income from Continuing Operations Before Income Taxes	166,843	406,513	26,330	478,017
Provision for Income Taxes	62,300	61,900	16,100	172,000
Income from Continuing Operations	104,543	344,613	10,230	306,017
Income from Discontinued Operations, Net of Tax	27,762	405,237	66,209	28,649
Net Income	132,305	749,850	76,439	334,666
Net Loss (Income) Attributable to Noncontrolling Interests	219	499	121	(256)
Net Income Attributable to Graham Holdings Company	132,524	750,349	76,560	334,410
Redeemable Preferred Stock Dividends	(426)	(212)	(209)	—
Net Income Attributable to Graham Holdings Company Common Stockholders	$132,098	$750,137	$76,351	$334,410

Amounts Attributable to Graham Holdings Company Common Stockholders
Income from continuing operations	$104,336	$344,900	$10,142	$305,761
Income from discontinued operations, net of tax	27,762	405,237	66,209	28,649
Net income attributable to Graham Holdings Company common stockholders	$132,098	$750,137	$76,351	$334,410

Per Share Information Attributable to Graham Holdings Company Common Stockholders
Basic income per common share from continuing operations	$14.10	$46.35	$1.73	$52.76
Basic income per common share from discontinued operations	3.75	54.45	11.45	4.95
Basic net income per common share	$17.85	$100.80	$13.18	$57.71

Diluted income per common share from continuing operations	$14.05	$46.20	$1.73	$52.48
Diluted income per common share from discontinued operations	3.74	54.28	11.39	4.93
Diluted net income per common share	$17.79	$100.48	$13.12	$57.41
Basic average number of common shares outstanding	7,275	7,284	5,671	5,678
Diluted average number of common shares outstanding	7,352	7,363	5,757	5,770
2014 Quarterly comprehensive income	$146,115	$593,463	$68,246	$240,005
The sum of the four quarters may not necessarily be equal to the annual amounts reported in the Consolidated Statements of Operations due to rounding and the reduction in shares outstanding as a result of the Berkshire exchange transaction that closed on June 30, 2014.

Quarterly impact from certain items in 2015 and 2014 (after-tax and diluted EPS amounts):

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015
•	Goodwill and long-lived assets impairment charges of $225.2 million at Kaplan and other businesses ($4.4 million, $217.1 million and $3.7 million in the second, third and fourth quarters, respectively)		$(0.75)	$(37.85)	$(0.63)
•	Charges of $28.9 million related to restructuring at the education division, corporate office and other businesses ($6.8 million, $10.7 million, $5.8 million and $5.5 million in the first, second, third and fourth quarters, respectively)	$(1.17)	$(1.82)	$(1.00)	$(0.96)
•	Charges of $15.3 million related to the modification of stock option awards in conjunction with the Cable ONE spin-off and the modification of restricted stock awards ($11.6 million and $3.7 million in the third and fourth quarters, respectively)			$(1.99)	$(0.63)
•	Non-operating losses, net, of $15.7 million arising from the sales of five businesses and an investment, and on the formation of a joint venture ($3.6 million gain, $5.0 million gain and $24.3 million loss in the first, second and third quarters, respectively)	$0.50	$0.85	$(4.16)
•	Gain of $13.2 million from the sale of land				$2.27
•	Losses, net, of $9.7 million for non-operating unrealized foreign currency (losses) gains ($4.4 million loss, $2.3 million gain, $8.0 million loss and $0.4 million gain in the first, second, third and fourth quarters, respectively)	$(0.75)	$0.39	$(1.37)	$0.07

2014
•	Charges of $20.2 million related to restructuring and early retirement program expense and related charges at the education division and corporate office ($2.9 million, $6.7 million, $8.7 million and $1.9 million in the first, second, third and fourth quarters, respectively)	$(0.39)	$(0.90)	$(1.50)	$(0.33)
•	Intangible and other long-lived assets impairment charge of $11.2 million at Kaplan and other businesses				$(1.92)
•	Gain of $249.8 million from the sale of Classified Ventures				$42.89
•	Gain of $58.2 million from the Classified Ventures’ sale of apartments.com		$7.80
•	Gain of $266.7 million from the Berkshire exchange transaction		$35.73
•	Gain of $81.8 million on the sale of the corporate headquarters building	$11.13
•	Losses, net, of $7.1 million for non-operating unrealized foreign currency (losses) gains ($3.2 million gain, $1.9 million gain, $6.8 million loss and $5.5 million loss in the first, second, third and fourth quarters, respectively)	$0.44	$0.25	$(1.16)	$(0.94)

GRAHAM HOLDINGS COMPANY
FIVE-YEAR SUMMARY OF SELECTED HISTORICAL FINANCIAL DATA
See Notes to Consolidated Financial Statements for the summary of significant accounting policies and additional information relative to the years 2013–2015 and refer to Note 3 for discussion of discontinued operations.

(in thousands, except per share amounts)	2015	2014	2013	2012	2011
Results of Operations
Operating revenues	$2,586,114	$2,737,032	$2,600,602	$2,585,469	$2,692,906
(Loss) income from operations	(80,825)	232,720	149,434	(5,967)	157,430
(Loss) income from continuing operations	(141,390)	765,403	64,731	(48,513)	36,507
Net (loss) income attributable to Graham Holdings Company common stockholders	(101,286)	1,292,996	236,010	131,218	116,233
Per Share Amounts
Basic (loss) earnings per common share attributable to Graham Holdings Company common stockholders
(Loss) income from continuing operations	$(25.23)	$115.88	$8.62	$(7.17)	$4.45
Net (loss) income	(17.87)	195.81	32.10	17.39	14.70
Diluted (loss) earnings per common share attributable to Graham Holdings Company common stockholders
(Loss) income from continuing operations	$(25.23)	$115.40	$8.61	$(7.17)	$4.45
Net (loss) income	(17.87)	195.03	32.05	17.39	14.70
Weighted average shares outstanding:
Basic	5,727	6,470	7,238	7,360	7,826
Diluted	5,727	6,559	7,333	7,404	7,905
Cash dividends per common share	$9.10	$10.20	$—	$19.60	$9.40
Graham Holdings Company common stockholders’ equity per common share	$429.15	$541.54	$446.73	$348.17	$342.76
Financial Position
Working capital	$1,135,573	$639,911	$768,278	$327,476	$250,069
Total assets	4,352,951	5,752,319	5,811,046	5,015,069	5,016,986
Long-term debt	399,926	399,545	447,608	453,384	452,229
Graham Holdings Company common stockholders’ equity	2,490,698	3,140,299	3,300,067	2,586,028	2,601,896
Impact from certain items included in income from continuing operations (after-tax and diluted EPS amounts):
2015

•	Goodwill and other long-lived assets impairment charges of $225.2 million ($38.96 per share) at the education division and other business

•	Charges of $28.9 million ($4.97 per share) related to restructuring at the education division, corporate office and other businesses

•	$15.3 million ($2.64 per share) in expense related to the modification of stock option awards and restricted stock awards

•	Net non-operating losses of $15.7 million ($2.82 per share) arising from the sales of five businesses and an investment, and on the formation of a joint venture

•	$13.2 million ($2.27 per share) gain on the sale of land

•	Losses, net, of $9.7 million ($1.67 per share) from non-operating unrealized foreign currency losses
2014

•	Charges of $20.2 million ($3.05 per share) related to restructuring and early retirement program expense and related charges at the education division and corporate office

•	Intangible and other long-lived assets impairment charge of $11.2 million ($1.69 per share) at the education division and other business

•	Gain from the sale of Classified Ventures of $249.8 million ($37.68 per share)

•	$58.2 million ($8.78 per share) gain from the Classified Ventures’ sale of apartments.com

•	Gain from the Berkshire exchange transaction of $266.7 million ($40.23 per share)

•	$81.8 million ($12.34 per share) gain on the sale of the corporate headquarters building

•	Losses, net, of $7.1 million ($1.08 per share) from non-operating unrealized foreign currency losses
2013

•	Charges of $25.3 million ($3.46 per share) related to severance and restructuring at the education division

•	Intangible assets impairment charge of $3.2 million ($0.44 per share) at the education division

•	Write-down of a marketable equity security of $6.7 million ($0.91 per share)

•	Losses, net, of $8.6 million ($1.17 per share) from non-operating unrealized foreign currency losses
2012

•	Goodwill and other long-lived assets impairment charge of $81.9 million ($11.33 per share) at KTP

•	Charges of $32.9 million ($4.53 per share) related to severance and restructuring at the education division

•	Write-down of a marketable equity security of $11.2 million ($1.54 per share)

•	$3.7 million ($0.48 per share) gain on sale of cost method investment

•	Gains, net, of $2.0 million ($0.27 per share) from non-operating unrealized foreign currency gains
2011

•	Charges of $17.9 million ($2.26 per share) related to severance and restructuring at the education division

•	Impairment charge at one of the Company’s affiliates of $5.7 million ($0.72 per share)

•	Write-down of a marketable equity security of $34.6 million ($4.34 per share)

•	Losses, net, of $2.1 million ($0.26 per share) from non-operating unrealized foreign currency losses

INDEX TO EXHIBITS

Exhibit Number	Description
2.1
Separation and Distribution Agreement, dated as of June 16, 2015, by and between the Company and Cable One, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed June 17, 2015).

3.1
Restated Certificate of Incorporation of the Company dated November 13, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003).

3.2
Certificate of Amendment, effective November 29, 2013, to the Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 29, 2013).

3.3	By-Laws of the Company as amended and restated through November 29, 2013 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 29, 2013).
4.1
Second Supplemental Indenture dated January 30, 2009, between the Company and The Bank of New York Mellon Trust Company, N.A., as successor to The First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 30, 2009).

4.2
Five-Year Credit Agreement, dated as of June 29, 2015, among the Company, and certain of its domestic subsidiaries as guarantors, the several lenders from time to time party thereto, Wells Fargo Bank, National Association, as Administrative Agent and JPMorgan Chase Bank, N.A., as Syndication Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 1, 2015).

10.1	Graham Holdings Company 2012 Incentive Compensation Plan, as amended and restated effective November 29, 2013, as adjusted to reflect the spin-off of Cable ONE.*
10.2
Washington Post Company Stock Option Plan as amended and restated effective May 31, 2003 (incorporated by reference to Exhibit 10.1 to The Washington Post Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003).*

10.3
Graham Holdings Company Supplemental Executive Retirement Plan as amended and restated effective December 10, 2013 (incorporated by reference to Exhibit 10.3 to Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).*

10.4
Amendment No. 1 to Graham Holdings Company Supplemental Executive Retirement Plan, effective March 31, 2014 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).*

10.5
Graham Holdings Company Deferred Compensation Plan as amended and restated effective January 1, 2014 (incorporated by reference to Exhibit 10.4 to Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).*

10.6
Letter Agreement between the Company and Timothy J. O’Shaughnessy, dated October 20, 2014 (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).*

10.7	Letter Agreement between the Company and Andrew S. Rosen, dated April 7, 2014 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015). *
10.8	Letter Agreement between the Company and Hal S. Jones, dated July 16, 2014 (incorporated by reference to the Company’s Current Report on Form 8-K filed July 16, 2014).*
10.9	Letter Agreement between the Company and Gerald M. Rosberg, dated July 16, 2014 (incorporated by reference to the Company’s Current Report on Form 8-K filed July 16, 2014).*
10.10	Tax Matters Agreement, dated as of June 16, 2015 by and between the Company and Cable One, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed June 17, 2015).
10.11	Employee Matters Agreement, dated as of June 16, 2015 by and between the Company and Cable One, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed June 17, 2015).
21	List of subsidiaries of the Company.
23	Consent of independent registered public accounting firm.
24	Power of attorney dated February 24, 2016
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer.
101
The following financial information from Graham Holdings Company Annual Report on Form 10-K for the year ended December 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013; (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013; (iii) Consolidated Balance Sheets as of December 31, 2015 and 2014; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; (v) Consolidated Statements of Changes in Common Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed “furnished” and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

___________________________________________
*A management contract or compensatory plan or arrangement required to be included as an exhibit hereto pursuant to Item 15(b) of Form 10-K.