Form 10-Q
period 2016-03-31
Graham Holdings Co
filed 2016-05-04
CIK 104889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2016
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
Shares outstanding at April 29, 2016:
Class A Common Stock – 964,001 Shares
Class B Common Stock – 4,654,132 Shares

GRAHAM HOLDINGS COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31

(in thousands, except per share amounts)	2016	2015
Operating Revenues
Education	$401,006	$500,602
Advertising	68,158	66,454
Other	132,576	80,369
	601,740	647,425
Operating Costs and Expenses
Operating	291,632	309,223
Selling, general and administrative	235,213	302,405
Depreciation of property, plant and equipment	16,761	22,197
Amortization of intangible assets	6,262	4,738
	549,868	638,563
Income from Operations	51,872	8,862
Equity in earnings (losses) of affiliates, net	1,004	(404)
Interest income	591	559
Interest expense	(7,948)	(8,501)
Other income (expense), net	15,096	(1,105)
Income (Loss) from Continuing Operations Before Income Taxes	60,615	(589)
Provision for Income Taxes	22,400	900
Income (Loss) from Continuing Operations	38,215	(1,489)
Income from Discontinued Operations, Net of Tax	—	23,289
Net Income	38,215	21,800
Net Income Attributable to Noncontrolling Interests	(435)	(774)
Net Income Attributable to Graham Holdings Company	37,780	21,026
Redeemable Preferred Stock Dividends	—	(420)
Net Income Attributable to Graham Holdings Company Common Stockholders	$37,780	$20,606
Amounts Attributable to Graham Holdings Company Common Stockholders
Income (loss) from continuing operations	$37,780	$(2,683)
Income from discontinued operations, net of tax	—	23,289
Net income attributable to Graham Holdings Company common stockholders	$37,780	$20,606
Per Share Information Attributable to Graham Holdings Company Common Stockholders
Basic income (loss) per common share from continuing operations	$6.63	$(0.58)
Basic income per common share from discontinued operations	—	4.09
Basic net income per common share	$6.63	$3.51
Basic average number of common shares outstanding	5,623	5,704
Diluted income (loss) per common share from continuing operations	$6.59	$(0.58)
Diluted income per common share from discontinued operations	—	4.06
Diluted net income per common share	$6.59	$3.48
Diluted average number of common shares outstanding	5,652	5,791

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31
(in thousands)	2016	2015
Net Income	$38,215	$21,800
Other Comprehensive Income (Loss), Before Tax
Foreign currency translation adjustments:
Translation adjustments arising during the period	3,845	(12,088)
Adjustment for sale of a business with foreign operations	—	(41)
	3,845	(12,129)
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) for the period, net	343	(8,878)
Reclassification of realized gain on sale of available-for-sale securities included in net income	(1,754)	—
	(1,411)	(8,878)
Pension and other postretirement plans:
Amortization of net prior service cost included in net income	104	69
Amortization of net actuarial gain included in net income	290	629
	394	698
Cash flow hedge gain	—	179
Other Comprehensive Income (Loss), Before Tax	2,828	(20,130)
Income tax benefit related to items of other comprehensive income (loss)	407	3,202
Other Comprehensive Income (Loss), Net of Tax	3,235	(16,928)
Comprehensive Income	41,450	4,872
Comprehensive income attributable to noncontrolling interests	(435)	(774)
Total Comprehensive Income Attributable to Graham Holdings Company	$41,015	$4,098

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands)	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$530,587	$754,207
Restricted cash	34,633	20,745
Investments in marketable equity securities and other investments	384,175	379,445
Accounts receivable, net	535,574	572,435
Income taxes receivable	29,826	48,383
Inventories and contracts in progress	31,729	32,068
Other current assets	58,965	53,439
Total Current Assets	1,605,489	1,860,722
Property, Plant and Equipment, Net	224,986	231,123
Investments in Affiliates	60,582	59,229
Goodwill, Net	1,180,924	1,017,513
Indefinite-Lived Intangible Assets, Net	73,779	21,885
Amortized Intangible Assets, Net	106,921	107,191
Prepaid Pension Cost	992,103	979,970
Deferred Charges and Other Assets	67,741	75,192
Total Assets	$4,312,525	$4,352,825

Liabilities and Equity
Current Liabilities
Accounts payable and accrued liabilities	$399,127	$428,014
Deferred revenue	329,885	297,135
Dividends declared	6,820	—
Total Current Liabilities	735,832	725,149
Postretirement Benefits Other Than Pensions	33,808	33,947
Accrued Compensation and Related Benefits	189,808	203,280
Other Liabilities	70,522	70,678
Deferred Income Taxes	416,116	403,316
Long-Term Debt	399,914	399,800
Total Liabilities	1,846,000	1,836,170
Redeemable Noncontrolling Interest	26,392	25,957
Preferred Stock	—	—
Common Stockholders’ Equity
Common stock	20,000	20,000
Capital in excess of par value	360,229	356,887
Retained earnings	5,471,698	5,447,677
Accumulated other comprehensive income, net of tax
Cumulative foreign currency translation adjustment	(1,004)	(4,849)
Unrealized gain on available-for-sale securities	57,653	58,500
Unrealized gain on pensions and other postretirement plans	261,266	261,029
Cost of Class B common stock held in treasury	(3,729,709)	(3,648,546)
Total Equity	2,440,133	2,490,698
Total Liabilities and Equity	$4,312,525	$4,352,825

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31
(in thousands)	2016	2015
Cash Flows from Operating Activities
Net Income	$38,215	$21,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,023	63,314
Net pension benefit	(12,059)	(11,432)
Stock-based compensation expense, net	3,254	5,017
Foreign exchange loss	5,443	6,827
Gain on disposition of businesses, investments and other assets, net	(20,449)	(4,515)
Equity in (earnings) losses of affiliates, net of distributions	(1,004)	594
Provision (benefit) for deferred income taxes	2,037	(114)
Change in operating assets and liabilities:
Restricted cash	(13,888)	(7,340)
Accounts receivable, net	41,749	59,741
Accounts payable and accrued liabilities	(45,930)	(28,337)
Deferred revenue	17,695	(11,621)
Income taxes receivable	17,926	(117,452)
Other assets and other liabilities, net	(9,187)	(22,625)
Other	169	272
Net Cash Provided by (Used in) Operating Activities	46,994	(45,871)
Cash Flows from Investing Activities
Investments in certain businesses, net of cash acquired	(198,179)	—
Purchases of marketable equity securities	(13,271)	—
Proceeds from sales of marketable equity securities	4,392	—
Purchases of property, plant and equipment	(10,690)	(47,595)
Investments in equity affiliates and cost method investments	(389)	(905)
Net proceeds from sales of businesses, property, plant and equipment and other assets	21,285	(4,331)
Net Cash Used in Investing Activities	(196,852)	(52,831)
Cash Flows from Financing Activities
Common shares repurchased	(81,346)	—
Dividends paid	(6,938)	(15,645)
Repayments of borrowings	—	(39,343)
Other	13,427	4,606
Net Cash Used in Financing Activities	(74,857)	(50,382)
Effect of Currency Exchange Rate Change	1,095	(5,535)
Net Decrease in Cash and Cash Equivalents	(223,620)	(154,619)
Beginning Cash and Cash Equivalents	754,207	773,986
Ending Cash and Cash Equivalents	$530,587	$619,367

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
Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States of America (GAAP) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (SEC). They include the assets, liabilities, results of operations and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or otherwise controlled by the Company. As permitted under such rules, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the three months ended March 31, 2016 and 2015 may not be indicative of the Company’s future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
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
Recently Adopted and Issued Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board (FASB) issued comprehensive new guidance that supersedes all existing revenue recognition guidance. In August 2015, the FASB issued an amendment to the guidance that defers the effective date by one year. The new guidance requires revenue to be recognized when the Company transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The new guidance also significantly expands the disclosure requirements for revenue recognition. The guidance is effective for interim and fiscal years beginning after December 15, 2017. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016. The standard permits two implementation approaches, one requiring retrospective application of the new guidance with a restatement of prior years and one requiring prospective application of the new guidance with disclosure of results under the old guidance. The Company is in the process of evaluating the impact of this new guidance on its Condensed Consolidated Financial Statements and believes such evaluation will extend over several future periods because of the significance of the changes to the Company’s policies and business processes.
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
In April 2015, the FASB issued new guidance that simplifies the presentation of debt issuance costs. The new guidance requires that debt issuance costs be reported in the balance sheet as a direct deduction from the gross amount of debt instead of classified as a deferred asset. The guidance is effective for interim and fiscal years beginning after December 15, 2015. The Company adopted the new guidance retrospectively as of January 1, 2016. Therefore, prior periods have been adjusted to reflect this guidance which resulted in the reclassification of $0.1 million of unamortized debt issuance costs related to the Company's 7.25% unsecured notes from deferred charges and other assets to long-term debt within its Condensed Consolidated Balance Sheet as of December 31, 2015.
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
In February 2016, the FASB issued new guidance that requires, among other things, a lessee to recognize a right-of-use asset representing an entity's right to use the underlying asset for the lease term and a liability for lease payments on its balance sheet, regardless of classification of a lease as operating or financing. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and liabilities and account for the lease similar to existing guidance for operating leases today. This new guidance supersedes all prior guidance. The guidance is effective for interim and fiscal years beginning after December 15, 2018. Early adoption is permitted. The standard requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is in the process of evaluating the impact of this new guidance on its Condensed Consolidated Financial Statements.
In March 2016, the FASB issued new guidance that simplifies the accounting for stock-based compensation. The new guidance (i) requires all excess tax benefits and tax deficiencies to be recognized in the income statement with the tax effects of vested or exercised awards treated as discrete items. Additionally, excess tax benefits will be recognized regardless of whether the benefit reduces taxes payable in the current period, effectively eliminating the APIC pool, (ii) concludes excess tax benefits should be classified as an operating activity in the statement of cash flows, (iii) requires an entity to make an entity-wide accounting policy election to either estimate a forfeiture rate for awards or account for forfeitures as they occur, (iv) changes the threshold for equity classification for cash settlements of awards for withholding requirements to the maximum statutory tax rate in the applicable jurisdiction and (v) concludes cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity in the statement of cash flows. The guidance is effective for interim and fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its Condensed Consolidated Financial Statements.
2. DISCONTINUED OPERATIONS
Cable ONE Spin-Off. On July 1, 2015 (the “Distribution Date”), the Company completed the spin-off of Cable One, Inc. (Cable ONE) as an independent, publicly traded company. The transaction was structured as a tax-free spin-off of Cable ONE to the stockholders of the Company as one share of Cable ONE common stock was distributed for every share of Class A and Class B common stock of Graham Holdings outstanding on the June 15, 2015, record date. Cable ONE is now an independent public company trading on the New York Stock Exchange under the symbol “CABO”. After the spin, the Company does not beneficially own any shares of Cable ONE common stock.
The results of operations of Cable ONE are included in the Company’s Condensed Consolidated Statements of Operations as income from discontinued operations, net of tax, for 2015. The Company did not reclassify its Statements of Cash Flows to reflect the various discontinued operations.
Cash flows from Cable ONE for the three months ended March 31, 2015 are combined with the cash flows from operations within each of the categories presented. Cash flows from Cable ONE are as follows:

Three Months Ended
(in thousands)	March 31, 2015
Net Cash Provided by Operating Activities	$39,216
Net Cash Used in Investing Activities	(37,409)
Other Discontinued Operations. In the third quarter of 2014, Kaplan completed the sale of three of its schools in China that were previously included as part of Kaplan International. An additional school in China was sold by Kaplan in January of 2015 that resulted in a pre-tax loss of $0.7 million.

The results of operations of the schools in China are included in the Company’s Condensed Consolidated Statements of Operations as income from discontinued operations, net of tax, for 2015.
The summarized income from discontinued operations, net of tax, is presented below:

Three Months Ended
(in thousands)	March 31, 2015
Operating revenues	$198,723
Operating costs and expenses	(161,031)
Operating income	37,692
Non-operating expense	(19)
Income from discontinued operations	37,673
Provision for income taxes	13,600
Net Income from Discontinued Operations	24,073
Loss on sale of discontinued operations	(732)
Provision for income taxes on disposition of discontinued operations	52
Income from Discontinued Operations, Net of Tax	$23,289
3. INVESTMENTS
As of March 31, 2016 and December 31, 2015, the Company had commercial paper and money market investments of $395.3 million and $433.0 million, respectively, that are classified as cash, cash equivalents and restricted cash in the Company's Condensed Consolidated Balance Sheets.
Investments in marketable equity securities comprised the following:

	As of
	March 31, 2016	December 31, 2015
(in thousands)
Total cost	$261,662	$253,062
Gross unrealized gains	100,508	97,741
Gross unrealized losses	(4,419)	(240)
Total Fair Value	$357,751	$350,563
The Company settled on $13.3 million of marketable equity securities during the first three months of 2016, of which, $12.9 million was purchased in the first quarter. There were no new investments in marketable equity securities during the first three months of 2015. During the first three months of 2016, the net realized gains from sales of marketable equity securities were $1.8 million. The total proceeds from such sales were $6.0 million, of which, $1.6 million settled in April 2016. There were no sales of marketable equity securities in the first three months of 2015.
As of March 31, 2016, the Company held an approximate 20% interest in HomeHero and interests in several other affiliates; Residential Healthcare held a 40% interest in Residential Home Health Illinois and a 42.5% interest in Residential Hospice Illinois; and Celtic Healthcare held a 40% interest in the joint venture formed between Celtic Healthcare and Allegheny Health Network (AHN) (see Note 4).
4. ACQUISITIONS AND DISPOSITIONS OF BUSINESSES
Acquisitions.  In January and February 2016, Kaplan acquired a 100% interest in Mander Portman Woodward, a leading provider of high-quality, bespoke education to U.K. and international students in London, Cambridge and Birmingham; and a 100% interest in Osborne Books, a leading educational publisher of learning resources for accounting qualifications in the U.K. These acquisitions totaled $208.3 million and are included in Kaplan International. In the first three months of 2015, the Company did not make any acquisitions.

Acquisition-related costs were expensed as incurred and were not significant. The aggregate purchase price of these 2016 acquisitions was allocated as follows on a preliminary basis:

	Weighted Average Life	Purchase Price Allocation
(in thousands)
Cash and cash equivalents		$8,370
Accounts receivable		6,065
Other current assets		748
Property, plant and equipment		1,940
Goodwill		161,399
Indefinite-lived intangible assets
Trade names and trademarks		53,110
Amortized intangible assets
Student and customer relationships	3 years	4,767
Trade names and trademarks	5 years	1,347
	3 years	6,114
Current liabilities		(18,353)
Noncurrent liabilities		(11,094)
		$208,299
The fair values recorded were based upon preliminary valuations and the estimates and assumptions used in such valuations are subject to change, which could be significant, within the measurement period (up to one year from the acquisition date). The recording of deferred tax assets or liabilities, working capital, and the final amount of residual goodwill are not yet finalized. The Company expects no tax basis of goodwill for income tax purposes from these two acquisitions.
The acquired companies were consolidated into the Company’s financial statements starting on their respective acquisition dates. The Company’s Condensed Consolidated Statements of Operations include aggregate revenues and operating income for the companies acquired in 2016 of $11.4 million and $3.8 million, respectively, for the first three months of 2016. The following unaudited pro forma financial information presents the Company’s results as if the acquisitions had occurred at the beginning of 2015:

	Three Months Ended March 31
(in thousands)	2016	2015
Operating revenues	$601,919	$700,310
Net income	40,092	25,574
These pro forma results were based on estimates and assumptions, which the Company believes are reasonable. They are not the results that would have been realized had these entities been part of the Company during the periods presented and are not necessarily indicative of the Company’s consolidated results of operations in future periods.
On November 13, 2015, the Company acquired a 100% interest in Group Dekko, a Garrett, IN-based manufacturer of electrical solutions for applications across three business lines: workspace power solutions, architectural lighting, and electrical components and assemblies, which is included in other businesses. On December 22, 2015, Kaplan acquired a 100% interest in SmartPros, a provider of accredited professional education and training, primarily in accountancy, which is included in Higher Education.
Spin-Off. On July 1, 2015, the Company completed the spin-off of Cable ONE, by way of a distribution of all the issued and outstanding shares of Cable ONE common stock, on a pro rata basis, to the Company's stockholders (see Note 2).
Sale of Businesses. In January 2016, Kaplan completed the sale of Colloquy, which was included in Kaplan Corporate and Other.
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
The revenue and operating losses related to schools that were sold as part of the ECA transaction are as follows:

Three Months Ended March 31, 2015
(in thousands)
Revenue	$61,087
Operating loss	(3,014)
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
The Company’s income from continuing operations excludes Cable ONE and the sold Kaplan China school, which have been reclassified to discontinued operations, net of tax (see Note 2).
5. GOODWILL AND OTHER INTANGIBLE ASSETS
Amortization of intangible assets for the three months ended March 31, 2016 and 2015 was $6.3 million and $4.7 million, respectively. Amortization of intangible assets is estimated to be approximately $19 million for the remainder of 2016, $21 million in 2017, $19 million in 2018, $17 million in 2019, $15 million in 2020 and $16 million thereafter.
The changes in the carrying amount of goodwill, by segment, were as follows:

(in thousands)	Education	Television Broadcasting	Other Businesses	Total
Balance as of December 31, 2015
Goodwill	$1,006,096	$168,345	$202,814	$1,377,255
Accumulated impairment losses	(350,850)	—	(8,892)	(359,742)
	655,246	168,345	193,922	1,017,513
Acquisitions	160,894	—	505	161,399
Foreign currency exchange rate changes	2,012	—	—	2,012
Balance as of March 31, 2016
Goodwill	1,169,002	168,345	200,509	1,537,856
Accumulated impairment losses	(350,850)	—	(6,082)	(356,932)
	$818,152	$168,345	$194,427	$1,180,924
The changes in carrying amount of goodwill at the Company’s education division were as follows:

(in thousands)	Higher Education	Test Preparation	Kaplan International	Total
Balance as of December 31, 2015
Goodwill	$392,457	$166,098	$447,541	$1,006,096
Accumulated impairment losses	(248,591)	(102,259)	—	(350,850)
	143,866	63,839	447,541	655,246
Acquisitions	—	—	160,894	160,894
Foreign currency exchange rate changes	113	—	1,899	2,012
Balance as of March 31, 2016
Goodwill	392,570	166,098	610,334	1,169,002
Accumulated impairment losses	(248,591)	(102,259)	—	(350,850)
	$143,979	$63,839	$610,334	$818,152

Other intangible assets consist of the following:

		As of March 31, 2016			As of December 31, 2015
(in thousands)	Useful Life Range	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Student and customer relationships	2–10 years	$113,549	$44,266	$69,283	$108,806	$40,280	$68,526
Trade names and trademarks	2–10 years	55,181	25,384	29,797	53,848	23,941	29,907
Databases and technology	3–5 years	4,617	4,178	439	4,617	4,114	503
Noncompete agreements	2–5 years	1,381	1,093	288	1,381	1,012	369
Other	1–7 years	10,109	2,995	7,114	10,095	2,209	7,886
		$184,837	$77,916	$106,921	$178,747	$71,556	$107,191
Indefinite-Lived Intangible Assets
Trade names and trademarks		$72,945			$21,051
Licensure and accreditation		834			834
		$73,779			$21,885
6. DEBT
The Company’s borrowings consist of the following:

	As of
	March 31, 2016	December 31, 2015
(in thousands)
7.25% unsecured notes due February 1, 2019 (1)	$398,710	$398,596
Other indebtedness	1,204	1,204
Total Debt	$399,914	$399,800
____________

(1)	The carrying value is net of $0.1 million of unamortized debt issuance costs as of March 31, 2016 and December 31, 2015, respectively.
The Company’s other indebtedness at March 31, 2016 is at an interest rate of 6% and matures in 2019.
On June 29, 2015, the Company entered into a credit agreement (the Credit Agreement) providing for a new U.S. $200 million five-year revolving credit facility (the Facility). The Company may draw on the Facility for general corporate purposes. The Facility will expire on July 1, 2020, unless the Company and the banks agree to extend the term. The Credit Agreement contains terms and conditions, including remedies in the event of a default by the Company, typical of facilities of this type. As of March 31, 2016, the Company is in compliance with all financial covenants.
During the three months ended March 31, 2016 and 2015, the Company had average borrowings outstanding of approximately $399.9 million and $434.5 million, respectively, at average annual interest rates of approximately 7.2% and 7.1%, respectively. During the three months ended March 31, 2016 and 2015, the Company incurred net interest expense of $7.4 million and $7.9 million, respectively.
At March 31, 2016, the fair value of the Company’s 7.25% unsecured notes, based on quoted market prices, totaled $433.1 million, compared with the carrying amount of $398.7 million. At December 31, 2015, the fair value of the Company’s 7.25% unsecured notes, based on quoted market prices, totaled $436.6 million, compared with the carrying amount of $398.6 million. The carrying value of the Company’s other unsecured debt at March 31, 2016 approximates fair value.

7. FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	As of March 31, 2016
(in thousands)	Level 1	Level 2	Total
Assets
Money market investments (1)	$—	$295,407	$295,407
Commercial paper (2)	99,852	—	99,852
Marketable equity securities (3)	357,751	—	357,751
Other current investments (4)	8,222	18,202	26,424
Total Financial Assets	$465,825	$313,609	$779,434
Liabilities
Deferred compensation plan liabilities (5)	$—	$45,138	$45,138

	As of December 31, 2015
(in thousands)	Level 1	Level 2	Total
Assets
Money market investments (1)	$—	$433,040	$433,040
Marketable equity securities (3)	350,563	—	350,563
Other current investments (4)	12,822	16,060	28,882
Total Financial Assets	$363,385	$449,100	$812,485
Liabilities
Deferred compensation plan liabilities (5)	$—	$48,055	$48,055
____________

(1)	The Company’s money market investments are included in cash, cash equivalents and restricted cash.

(2)	The Company's commercial paper investments with original maturities of 90 days or less are included in cash and cash equivalents.

(3)	The Company’s investments in marketable equity securities are classified as available-for-sale.

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

8. EARNINGS (LOSS) PER SHARE
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

The following reflects the Company's income (loss) from continuing operations and share data used in the basic and diluted earnings (loss) per share computations using the two-class method:

	Three Months Ended March 31
(in thousands, except per share amounts)	2016	2015
Numerator:
Numerator for basic earnings (loss) per share:
Income (loss) from continuing operations attributable to Graham Holdings Company common stockholders	$37,780	$(2,683)
Less: Dividends paid-common stock outstanding and unvested restricted shares	(13,758)	(30,870)
Undistributed earnings (loss)	24,022	(33,553)
Percent allocated to common stockholders(1)	98.64%	100.00%
	23,695	(33,553)
Add: Dividends paid-common stock outstanding	13,574	30,228
Numerator for basic earnings (loss) per share	$37,269	$(3,325)
Add: Additional undistributed earnings due to dilutive stock options	2	—
Numerator for diluted earnings (loss) per share	$37,271	$(3,325)
Denominator:
Denominator for basic earnings (loss) per share:
Weighted average shares outstanding	5,623	5,704
Add: Effect of dilutive stock options	29	—
Denominator for diluted earnings (loss) per share	5,652	5,704
Graham Holdings Company Common Stockholders:
Basic earnings (loss) per share from continuing operations	$6.63	$(0.58)
Diluted earnings (loss) per share from continuing operations	$6.59	$(0.58)
____________

(1)	Percent of undistributed losses allocated to common stockholders is 100% in the first quarter of 2015 as participating securities are not contractually obligated to share in losses.
Diluted earnings (loss) per share excludes the following weighted average potential common shares, as the effect would be antidilutive, as computed under the treasury stock method:

	Three Months Ended March 31
(in thousands)	2016	2015
Weighted average restricted stock	38	54
Weighted average stock options	—	33
The diluted earnings per share amounts for the three months ended March 31, 2016 exclude the effects of 102,000 stock options outstanding as their inclusion would have been antidilutive due to a market condition. The diluted loss per share amounts for the three months ended March 31, 2015 exclude the effects of 50,000 stock options outstanding as their inclusion would have been antidilutive due to a market condition. The diluted earnings per share amounts for the three months ended March 31, 2016 exclude the effects of 6,100 restricted stock awards as their inclusion would have been antidilutive due to a performance condition. The diluted loss per share amounts for the three months ended March 31, 2015 exclude the effects of 5,850 restricted stock awards, as their inclusion would have been antidilutive due to a performance condition.
In the three months ended March 31, 2016 and March 31, 2015, the Company declared regular dividends totaling $2.42 and $5.30, respectively.
9. PENSION AND POSTRETIREMENT PLANS
Defined Benefit Plans. The total benefit arising from the Company’s defined benefit pension plans, including a portion included in discontinued operations, consists of the following components:

	Three Months Ended March 31
(in thousands)	2016	2015
Service cost	$5,342	$7,252
Interest cost	13,073	12,780
Expected return on assets	(30,548)	(31,545)
Amortization of prior service cost	74	81
Net Periodic Benefit	$(12,059)	$(11,432)

For the three months ended March 31, 2015, the net periodic benefit for the Company's pension plans, as reported above, includes costs of $1.0 million reported in discontinued operations.
The total cost arising from the Company’s Supplemental Executive Retirement Plan (SERP), including a portion included in discontinued operations, consists of the following components:

	Three Months Ended March 31
(in thousands)	2016	2015
Service cost	$246	$509
Interest cost	1,096	1,135
Amortization of prior service cost	114	114
Recognized actuarial loss	665	878
Net Periodic Cost	$2,121	$2,636
For the three months ended March 31, 2015, the net periodic cost for the Company's SERP, as reported above, includes costs of $0.1 million reported in discontinued operations.
Defined Benefit Plan Assets. The Company’s defined benefit pension obligations are funded by a portfolio made up of a relatively small number of stocks and high-quality fixed-income securities that are held by a third-party trustee. The assets of the Company’s pension plan were allocated as follows:

	As of
	March 31, 2016	December 31, 2015

U.S. equities	68%	62%
U.S. fixed income	17%	13%
International equities	15%	25%
	100%	100%
Essentially all of the assets are actively managed by two investment companies. The goal of the investment managers is to produce moderate long-term growth in the value of these assets, while protecting them against large decreases in value. Both of these managers may invest in a combination of equity and fixed-income securities and cash. The managers are not permitted to invest in securities of the Company or in alternative investments. The investment managers cannot invest more than 20% of the assets at the time of purchase in the stock of Berkshire Hathaway or more than 10% of the assets in the securities of any other single issuer, except for obligations of the U.S. Government, without receiving prior approval by the Plan administrator. As of March 31, 2016, the managers can invest no more than 24% of the assets in specified international exchanges, at the time the investment is made, and no less than 10% of the assets could be invested in fixed-income securities. None of the assets was managed internally by the Company in the first quarter of 2016.
In the second quarter of 2016, the Company plans to begin managing approximately 44% of the pension assets internally, of which the majority will be invested in U.S. Stock Index Funds. The investment goal of the internally managed assets is consistent with the other externally managed assets. The remaining 56% of plan assets will still be managed by the two investment companies.
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
The Company evaluated its defined benefit pension plan asset portfolio for the existence of significant concentrations (defined as greater than 10% of plan assets) of credit risk as of March 31, 2016. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country and individual fund. At March 31, 2016, the pension plan held common stock in one investment that exceeded 10% of total plan assets, valued at $250.1 million, or 12% of total plan assets. At December 31, 2015, the pension plan held common stock in two investments that exceeded 10% of total plan assets, valued at $562.6 million, or 25% of total plan assets. At December 31, 2015, the pension plan held investments in one foreign country that exceeded 10% of total plan assets, valued at $332.4 million, or 15% of total plan assets.

Other Postretirement Plans. The total cost arising from the Company’s other postretirement plans consists of the following components:

	Three Months Ended March 31
(in thousands)	2016	2015
Service cost	$346	$333
Interest cost	308	325
Amortization of prior service credit	(84)	(126)
Recognized actuarial gain	(375)	(249)
Net Periodic Cost	$195	$283
10. OTHER NON-OPERATING INCOME (EXPENSE)
A summary of non-operating income (expense) is as follows:

	Three Months Ended March 31
(in thousands)	2016	2015
Gain on sale of a business	$18,931	$—
Foreign currency loss, net	(5,443)	(6,827)
Gain on formation of joint venture	—	5,972
Gain on sale of marketable equity securities	1,754	—
Other, net	(146)	(250)
Total Other Non-Operating Income (Expense)	$15,096	$(1,105)
In the first quarter of 2016, Kaplan sold Colloquy, which was a part of Kaplan corporate and other, for a gain of $18.9 million.
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
11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The other comprehensive income (loss) consists of the following components:

	Three Months Ended March 31
	2016			2015
	Before-Tax	Income	After-Tax	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$3,845	$—	$3,845	$(12,088)	$—	$(12,088)
Adjustment for sale of a business with foreign operations	—	—	—	(41)	—	(41)
	3,845	—	3,845	(12,129)	—	(12,129)
Unrealized (losses) gains on available-for-sale securities:
Unrealized gains (losses) for the period, net	343	(137)	206	(8,878)	3,552	(5,326)
Reclassification of realized gain on sale of available-for-sale securities included in net income	(1,754)	701	(1,053)	—	—	—
	(1,411)	564	(847)	(8,878)	3,552	(5,326)
Pension and other postretirement plans:
Amortization of net prior service cost included in net income	104	(41)	63	69	(27)	42
Amortization of net actuarial gain included in net income	290	(116)	174	629	(252)	377
	394	(157)	237	698	(279)	419
Cash flow hedge:
Gain for the period	—	—	—	179	(71)	108
Other Comprehensive Income (Loss)	$2,828	$407	$3,235	$(20,130)	$3,202	$(16,928)

The accumulated balances related to each component of other comprehensive income (loss) are as follows:

(in thousands, net of taxes)	Cumulative Foreign Currency Translation Adjustment	Unrealized Gain on Available-for- Sale Securities	Unrealized Gain on Pensions and Other Postretirement Plans	Accumulated Other Comprehensive Income
Balance as of December 31, 2015	$(4,849)	$58,500	$261,029	$314,680
Other comprehensive income before reclassifications	3,845	206	—	4,051
Net amount reclassified from accumulated other comprehensive income	—	(1,053)	237	(816)
Other comprehensive income (loss), net of tax	3,845	(847)	237	3,235
Balance as of March 31, 2016	$(1,004)	$57,653	$261,266	$317,915
The amounts and line items of reclassifications out of Accumulated Other Comprehensive Income (Loss) are as follows:

	Three Months Ended March 31		Affected Line Item in the Condensed Consolidated Statement of Operations

(in thousands)	2016	2015
Foreign Currency Translation Adjustments:
Adjustment for sales of businesses with foreign operations	$—	$(41)	Income from Discontinued Operations, Net of Tax
Unrealized Gains on Available-for-sale Securities:
Realized gain for the period	(1,754)	—	Other income (expense), net
	701	—	Provision for Income Taxes
	(1,053)	—	Net of Tax
Pension and Other Postretirement Plans:
Amortization of net prior service cost	104	69	(1)
Amortization of net actuarial gain	290	629	(1)
	394	698	Before tax
	(157)	(279)	Provision for Income Taxes
	237	419	Net of Tax
Cash Flow Hedge
	—	132	Interest expense
	—	(53)	Provision for Income Taxes
	—	79	Net of Tax
Total reclassification for the period	$(816)	$457	Net of Tax
____________

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension and postretirement plan cost (see Note 9).
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
In August 2011, the U.S. District Court for the Southern District of Florida issued a series of rulings in the Diaz case, which included three separate complaints: Diaz, Wilcox and Gillespie. The court dismissed the Wilcox complaint in its entirety; dismissed all False Claims Act allegations in the Diaz complaint, leaving only an individual employment claim; and dismissed in part the Gillespie complaint, thereby limiting the scope and time frame of its False Claims Act allegations regarding compliance with the U.S. Federal Rehabilitation Act. In October 2012, the court entered summary judgment in favor of the Company as to the sole remaining employment claim in the Diaz complaint. In July 2013, the court likewise entered summary judgment in favor of the Company on all remaining claims in the

Gillespie complaint. Diaz and Gillespie each appealed to the U.S. Court of Appeals for the Eleventh Judicial Court. Arguments on both appeals were heard In February 2015. In March 2015, the court issued a decision affirming the lower court's dismissal of all of Gillespie's claims and three of the four Diaz claims but reversing and remanding on one remaining claim alleging that incentive compensation for admissions representatives was improperly based on enrollment counts. Kaplan filed an answer to Diaz's amended complaint in September 2015 and a renewed motion to dismiss, and a hearing was held in December 2015. In March 2016, the Court denied the motion to dismiss and discovery is proceeding in the case. In February 2016, Gillespie filed a new motion with the District Court alleging that the Court improperly refused to consider a motion to vacate while the case was on appeal; Kaplan filed an opposition to this motion.
In February 2016, Acquire Learning filed a statement of claim against Kaplan Australia and Kaplan Inc. in the Victorian Supreme Court, alleging breaches of warranty in connection with Acquire's September 2015 purchase of Franklyn Scholar from Kaplan Australia, and seeking payment under the indemnity provisions of the sale agreement. The alleged breaches of warranty relate to certain courses which were the subject of Victorian Government Department of Education and Training audits and subsequent repayment demands. Kaplan Australia filed its "Defence and Counterclaim" in April 2016, denying the allegations and bringing claims against Acquire.
ED Program Reviews.  ED has undertaken program reviews at various KHE locations. Currently, there are five open program reviews, four of which are at campuses that were formerly a part of the KHE Campuses business, including the ED’s final reports on the program reviews at KHE’s Broomall, PA, and Pittsburgh, PA, locations. Kaplan retains responsibility for any financial obligation resulting from the ED program reviews at the KHE Campuses business.
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

13. BUSINESS SEGMENTS
The Company has four reportable segments: Kaplan Higher Education, Kaplan Test Preparation, Kaplan International and television broadcasting.
The following table summarizes financial information related to each of the Company's business segments:

	Three Months Ended March 31
(in thousands)	2016	2015
Operating Revenues
Education	$401,076	$500,602
Television broadcasting	92,018	83,564
Other businesses	108,716	63,259
Corporate office	—	—
Intersegment elimination	(70)	—
	$601,740	$647,425
Income (Loss) from Operations
Education	$14,488	$(22,849)
Television broadcasting	41,220	38,562
Other businesses	(5,730)	(5,162)
Corporate office	1,894	(1,689)
	$51,872	$8,862
Equity in Earnings (Losses) of Affiliates, Net	1,004	(404)
Interest Expense, Net	(7,357)	(7,942)
Other Income (Expense), Net	15,096	(1,105)
Income (Loss) from Continuing Operations Before Income Taxes	$60,615	$(589)
Depreciation of Property, Plant and Equipment
Education	$11,103	$18,528
Television broadcasting	2,377	2,109
Other businesses	3,027	1,302
Corporate office	254	258
	$16,761	$22,197
Amortization of Intangible Assets
Education	$1,681	$1,507
Television broadcasting	63	63
Other businesses	4,518	3,168
Corporate office	—	—
	$6,262	$4,738
Net Pension (Credit) Expense
Education	$3,109	$3,947
Television broadcasting	439	391
Other businesses	254	193
Corporate office	(15,861)	(16,938)
	$(12,059)	$(12,407)

Asset information for the Company’s business segments are as follows:

	As of
(in thousands)	March 31, 2016	December 31, 2015
Identifiable Assets
Education	$1,419,547	$1,454,520
Television broadcasting	310,055	312,243
Other businesses	697,543	712,161
Corporate office	474,944	484,139
	$2,902,089	$2,963,063
Investments in Marketable Equity Securities	357,751	350,563
Investments in Affiliates	60,582	59,229
Prepaid Pension Cost	992,103	979,970
Total Assets	$4,312,525	$4,352,825

The Company’s education division comprises the following operating segments:

	Three Months Ended
	March 31
(in thousands)	2016	2015
Operating Revenues
Higher education	$165,549	$237,568
Test preparation	66,462	69,226
Kaplan international	169,287	192,081
Kaplan corporate and other	125	1,859
Intersegment elimination	(347)	(132)
	$401,076	$500,602
Income (Loss) from Operations
Higher education	$21,306	$593
Test preparation	(2,310)	(4,334)
Kaplan international	4,897	7,717
Kaplan corporate and other	(9,405)	(26,857)
Intersegment elimination	—	32
	$14,488	$(22,849)
Depreciation of Property, Plant and Equipment
Higher education	$4,175	$4,828
Test preparation	1,781	2,890
Kaplan international	5,060	4,654
Kaplan corporate and other	87	6,156
	$11,103	$18,528
Amortization of Intangible Assets	$1,681	$1,507
Pension Expense
Higher education	$1,905	$2,532
Test preparation	768	775
Kaplan international	67	106
Kaplan corporate and other	369	534
	$3,109	$3,947
Identifiable assets for the Company’s education division consist of the following:

	As of
(in thousands)	March 31, 2016	December 31, 2015
Identifiable assets
Higher education	$238,885	$447,282
Test preparation	142,501	134,535
Kaplan international	990,326	826,475
Kaplan corporate and other	47,835	46,228
	$1,419,547	$1,454,520

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.
This analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto.
Results of Operations
The Company reported income from continuing operations attributable to common shares of $37.8 million ($6.59 per share) for the first quarter of 2016, compared to a loss of $2.7 million ($0.58 per share) for the first quarter of 2015. Net income attributable to common shares was $20.6 million ($3.48 per share) for the first quarter of 2015, including $23.3 million ($4.06 per share) in income from discontinued operations. (Refer to “Discontinued Operations” discussion below.)
Items included in the Company’s income from continuing operations for the first quarter of 2016:

•	an $18.9 million non-operating gain arising from the sale of a business (after-tax impact of $11.9 million, or $2.08 per share);

•	a $1.8 million gain on the sale of marketable equity securities (after-tax impact of $1.1 million, or $0.19 per share); and

•	$5.4 million in non-operating unrealized foreign currency losses (after-tax impact of $3.4 million, or $0.60 per share).
Items included in the Company’s loss from continuing operations for the first quarter of 2015:

•	$10.7 million in restructuring charges and accelerated depreciation at the education division (after-tax impact of $6.8 million, or $1.17 per share);

•	$6.0 million gain on the formation of a joint venture (after-tax impact of $3.6 million, or $0.50 per share); and

•	$6.8 million in non-operating unrealized foreign currency losses (after-tax impact of $4.4 million, or $0.75 per share).
Revenue for the first quarter of 2016 was $601.7 million, down 7% from $647.4 million in the first quarter of 2015. Revenues declined at the education division, offset by an increase at the television broadcasting division and in other businesses. The Company reported operating income of $51.9 million for the first quarter of 2016, compared to $8.9 million for the first quarter of 2015. Operating results improved at the education and television broadcasting divisions, offset by a small decline in other businesses.
Division Results
Education
Education division revenue totaled $401.1 million for the first quarter of 2016, down 20% from revenue of $500.6 million for the same period of 2015. Kaplan reported operating income of $14.5 million for the first quarter of 2016, compared to an operating loss of $22.8 million for the first quarter of 2015. Operating results for the first quarter of 2015 included restructuring costs of $10.7 million.

A summary of Kaplan’s operating results for the first quarter of 2016 compared to 2015 is as follows:

	Three Months Ended
	March 31
(in thousands)	2016	2015	% Change
Revenue
Higher education	$165,549	$237,568	(30)
Test preparation	66,462	69,226	(4)
Kaplan international	169,287	192,081	(12)
Kaplan corporate and other	125	1,859	(93)
Intersegment elimination	(347)	(132)	—
	$401,076	$500,602	(20)
Operating Income (Loss)
Higher education	$21,306	$593	—
Test preparation	(2,310)	(4,334)	47
Kaplan international	4,897	7,717	(37)
Kaplan corporate and other	(7,724)	(25,350)	70
Amortization of intangible assets	(1,681)	(1,507)	(12)
Intersegment elimination	—	32	—
	$14,488	$(22,849)	—
Kaplan Higher Education (KHE) includes Kaplan’s domestic postsecondary education businesses, made up of fixed-facility colleges and online postsecondary and career programs. KHE also includes the domestic professional and other continuing education businesses.
Since 2012, KHE has closed campuses, consolidated facilities and reduced its workforce. On September 3, 2015, Kaplan completed the sale of substantially all of the remaining assets of its KHE Campuses business. In connection with these and other plans, KHE incurred $2.8 million in restructuring costs in the first quarter of 2015, including severance ($1.1 million), lease obligation losses ($0.9 million), accelerated depreciation ($0.7 million) and other items ($0.1 million).
KHE results include revenue and operating losses (including restructuring charges) related to all KHE Campuses, those sold or closed, including Mount Washington College and Bauder College, as follows:

	Three Months Ended
	March 31
(in thousands)	2016	2015
Revenue	$798	$65,307
Operating loss	$(1,192)	$(12,288)
In the first quarter of 2016, KHE revenue declined 30% due to campus sales and closings, and declines in average enrollments at Kaplan University, reflecting weaker market demand. KHE operating results improved in the first quarter of 2016 due to reduced losses at the KHE Campuses business and lower marketing expenditures at Kaplan University.
New higher education student enrollments at Kaplan University declined 34% in the first quarter of 2016 due to lower demand across Kaplan University programs and a timing shift in the academic calendar in the first quarter of 2016. Total students at Kaplan University were 37,398 at March 31, 2016, down 18% from March 31, 2015.
Kaplan University enrollments at March 31, 2016 and 2015, by degree and certificate programs, are as follows:

	As of March 31
	2016	2015
Certificate	5.8%	2.5%
Associate’s	22.1%	29.7%
Bachelor’s	50.5%	45.4%
Master’s	21.6%	22.4%
	100.0%	100.0%
Kaplan Test Preparation (KTP) includes Kaplan’s standardized test preparation programs. KTP revenue declined 4% for the first quarter of 2016. Enrollments, excluding the new economy skills training offerings, were down 14% for the first three months of 2016 due primarily to declines in pre-college programs; however, unit prices were generally higher. In comparison, KTP operating results improved in the first quarter of 2016 due to a reduction in operating expenses.

Kaplan International includes English-language programs, and postsecondary education and professional training businesses largely outside the United States. In January and February 2016, Kaplan acquired Mander Portman Woodward, a leading provider of high-quality, bespoke education to U.K. and international students in London, Cambridge and Birmingham; and Osborne Books, a leading education publisher of learning resources for accounting qualifications in the U.K.
Kaplan International revenue declined 12% in the first quarter of 2016, of which 4% was due to currency fluctuations. The remaining decrease is due to enrollment declines in English-language and Pathways programs, partially offset by enrollment growth in Singapore and Australia higher education programs. Revenue growth from the acquisitions in the first quarter of 2016 was largely offset by revenue declines due to prior year dispositions. Operating income declined in the first quarter of 2016, due largely to the declines in English-language and Pathways results, partially offset by operating income from newly acquired businesses.
Kaplan corporate and other represents unallocated expenses of Kaplan, Inc.’s corporate office, other minor businesses and certain shared activities. In the first quarter of 2015, Kaplan Corporate recorded $7.6 million in restructuring charges, including accelerated depreciation ($6.5 million) and lease obligation losses ($1.1 million), related to office space managed by Kaplan corporate. In addition to lower restructuring costs, Kaplan corporate expenses also declined due to the benefits from restructuring activities, as well as 2015 spending for the replacement of its human resources system.
In the first quarter of 2016, Kaplan sold Colloquy, which was a part of Kaplan corporate and other, for a gain of $18.9 million that is included in other non-operating income.
Television Broadcasting
Revenue at the television broadcasting division increased 10% to $92.0 million in the first quarter of 2016, from $83.6 million in the same period of 2015; operating income for the first quarter of 2016 increased 7% to $41.2 million, from $38.6 million in the same period of 2015. The revenue increase is due primarily to $4.8 million in increased retransmission revenues and a $2.8 million increase in political advertising revenue. The increase in operating income is due to the revenue increase, offset by higher spending on digital initiatives and increased network fees.
Other Businesses
Other businesses is comprised of three manufacturing businesses, including Dekko, a manufacturer of electrical workspace solutions, architectural lighting, and electrical components and assemblies acquired in November 2015; and providers of home health and hospice services. Other businesses also include SocialCode, a provider of marketing solutions on social-media platforms; Slate and Foreign Policy, which publish online and print magazines and websites; and certain other new ventures.
The increase in revenues for the first quarter of 2016 is mostly due to the Dekko acquisition. In the first quarter of 2016, positive operating results from the healthcare and manufacturing businesses were offset by intangibles amortization and losses from publishing, SocialCode and new ventures.
Supplementary information regarding manufacturing results is as follows:

Three Months Ended
March 31
(in thousands)	2016
Operating revenues	$56,675
Operating expenses	50,848
Depreciation	1,873
Amortization of intangible assets	2,817
Operating income	$1,137
Corporate Office
Corporate office includes the expenses of the Company’s corporate office, the pension credit for the Company’s traditional defined benefit plan and certain continuing obligations related to prior business dispositions. The total pension credit for the Company’s traditional defined benefit plan was $16.0 million and $17.1 million in the first three months of 2016 and 2015, respectively.
Without the pension credit, corporate office expenses declined in the first quarter of 2016 due primarily to lower compensation costs.

Equity in Earnings (Losses) of Affiliates
At March 31, 2016, the Company held interests in a number of home health and hospice joint ventures, and interests in several other affiliates. The Company recorded equity in earnings of affiliates of $1.0 million for the first quarter of 2016, compared to losses of $0.4 million for the first quarter of 2015.
Other Non-Operating Income (Expense)
The Company recorded total other non-operating income, net, of $15.1 million for the first quarter of 2016, compared to a loss of $1.1 million for the first quarter of 2015. The 2016 amounts included an $18.9 million gain on the sale of a business and a $1.8 million gain on the sale of marketable equity securities, offset by $5.4 million in unrealized foreign currency losses and other items. The 2015 amounts included $6.8 million in unrealized foreign currency losses and other items, offset by a $6.0 million gain on the Celtic joint venture transaction.
Net Interest Expense and Related Balances
The Company incurred net interest expense of $7.4 million for the first quarter of 2016, compared to $7.9 million for the same period of 2015. At March 31, 2016, the Company had $399.9 million in borrowings outstanding at an average interest rate of 7.2% and cash, marketable equity securities and other investments of $949.4 million.
Provision for Income Taxes
The Company's effective tax rate for the first three months of 2016 was 37.0%.
Discontinued Operations
On July 1, 2015, the Company completed the spin-off of Cable ONE as an independent, publicly traded company.
In the third quarter of 2014, Kaplan completed the sale of three of its schools in China that were previously part of Kaplan International. An additional school was sold by Kaplan in January 2015.
As a result of these transactions, income from continuing operations excludes the operating results and related loss, if any, on dispositions of these businesses, which have been reclassified to discontinued operations, net of tax, in 2015.
Earnings (Loss) Per Share
The calculation of diluted earnings (loss) per share for the first quarter of 2016 was based on 5,651,655 weighted average shares outstanding, compared to 5,790,768 for the first quarter of 2015. At March 31, 2016, there were 5,634,613 shares outstanding. On May 14, 2015, the Board of Directors authorized the Company to acquire up to 500,000 shares of its Class B common stock; the Company has remaining authorization for 284,008 shares as of March 31, 2016.
Kaplan Higher Education (KHE) Regulatory Matters
In August 2015, the ED announced its intent to begin a new regulatory initiative to determine the acts or omissions by a postsecondary institution that may be used by a borrower as a defense to repayment of certain Title IV loans and the consequences of such borrower defenses for borrowers, institutions, and the ED. In October 2015, the ED solicited nominees for negotiators to serve on a negotiated rulemaking committee to develop proposed regulations to address (1) the procedures to be used by a borrower to establish a defense to repayment; (2) the criteria that the ED will use to identify acts or omissions of an institution that constitute defenses to repayment of Federal Direct Loans, including the creation of a Federal standard; (3) the standards and procedures that the ED will use to determine the liability of the institution for amounts based on borrower defenses; (4) the effect of borrower defenses on institutional capability assessments; and (5) other loan discharges. In addition, the committee may also consider if and how these issues will affect loans made under the Federal Family Education Loan Program. The negotiated rulemaking committee began a series of meetings in January 2016 that were completed in the first quarter of 2016. Although no consensus was reached, the ED is expected to issue draft regulations this summer that would be subject to notice and public comment and to publish final regulations by November 1, 2016, that would take effect the following year. If finalized, such rules could add significant risk to institutional participation in Title IV programs by greatly expanding loan discharges and mandating reimbursement from institutions. The Company cannot predict the ultimate scope and content of the regulations, nor can it predict their impact on KHE.

Financial Condition: Capital Resources and Liquidity
Acquisitions, Dispositions and Exchanges
Acquisitions.  In January and February 2016, Kaplan acquired a 100% interest in Mander Portman Woodward, a leading provider of high-quality, bespoke education to U.K. and international students in London, Cambridge and Birmingham; and a 100% interest in Osborne Books, a leading educational publisher of learning resources for accounting qualifications in the U.K. These acquisitions totaled $208.3 million and are included in Kaplan International. In the first three months of 2015, the Company did not make any acquisitions.
On November 13, 2015, the Company acquired a 100% interest in Group Dekko, a Garrett, IN-based manufacturer of electrical solutions for applications across three business lines: workspace power solutions, architectural lighting, and electrical components and assemblies, which is included in other businesses. On December 22, 2015, Kaplan acquired a 100% interest in SmartPros, a provider of accredited professional education and training, primarily in accountancy, which is included in Higher Education.
Spin-Off. On July 1, 2015, the Company completed the spin-off of Cable ONE, by way of a distribution of all the issued and outstanding shares of Cable ONE common stock, on a pro rata basis, to the Company's stockholders.
Sale of Businesses. In January 2016, Kaplan completed the sale of Colloquy, which was included in Kaplan Corporate and Other.
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
Capital Expenditures
During the first three months of 2016, the Company’s capital expenditures totaled $9.3 million. This amount includes assets acquired during the year, whereas the amounts reflected in the Company's Condensed Statements of Cash Flows are based on cash payments made during the relevant periods. The Company estimates that its capital expenditures will be in the range of $75 million to $85 million in 2016.
Liquidity
The Company’s borrowings were $399.9 million and $399.8 million, at March 31, 2016 and December 31, 2015, respectively.
At March 31, 2016, the Company had cash and cash equivalents, restricted cash and investments in marketable securities and other investments totaling $949.4 million, compared with $1,154.4 million at December 31, 2015. The decrease is largely due to acquisitions and common share repurchases. The Company’s net cash provided by (used in) operating activities, as reported in the Company’s Condensed Consolidated Statements of Cash Flows, was $47.0 million in the first quarter of 2016, compared to $(45.9) million in the first quarter of 2015. The increase is largely due to significant income tax payments made in the first quarter of 2015, offset by the absence of the cable division operating results in the first quarter of 2016.

On June 29, 2015, the Company entered into a credit agreement (the Credit Agreement) providing for a new U.S. $200 million five-year revolving credit facility (the Facility). The Company may draw on the Facility for general corporate purposes. The Facility will expire on July 1, 2020, unless the Company and the banks agree to extend the term. The Credit Agreement contains terms and conditions, including remedies in the event of a default by the Company, typical of facilities of this type.
In the first quarter of 2016, the Company acquired an additional 169,766 shares of its Class B common stock at a cost of approximately $81.3 million.
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
At March 31, 2016 and December 31, 2015, the Company had working capital of $869.7 million and $1,135.6 million, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments. The Company expects to fund its estimated capital needs primarily through existing cash balances and internally generated funds. In management’s opinion, the Company will have sufficient liquidity to meet its various cash needs throughout 2016.
There were no significant changes to the Company’s contractual obligations or other commercial commitments from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The Company is exposed to market risk in the normal course of its business due primarily to its ownership of marketable equity securities, which are subject to equity price risk; to its borrowing and cash-management activities, which are subject to interest rate risk; and to its foreign business operations, which are subject to foreign exchange rate risk. The Company’s market risk disclosures set forth in its 2015 Annual Report filed on Form 10-K have not otherwise changed significantly.
Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (the Company’s principal executive officer) and the Company’s Senior Vice President-Finance (the Company’s principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of March 31, 2016. Based on that evaluation, the Company’s Chief Executive Officer and Senior Vice President-Finance have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Senior Vice President-Finance, in a manner that allows timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the quarter ended March 31, 2016, the Company purchased shares of its Class B Common Stock as set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan*	Maximum Number of Shares that May Yet Be Purchased Under the Plan*
January	49,853	$462.17	49,853	403,921
February	118,845	486.39	118,845	285,076
March	1,068	468.72	1,068	284,008
	169,766	$479.17	169,766
* On May 14, 2015 the Company’s Board of Directors authorized the Company to purchase, on the open market or otherwise, up to 500,000 shares of its Class B Common Stock. There is no expiration date for that authorization. All purchases made during the quarter ended March 31, 2016 were open market transactions and some of these shares were purchased under a 10b5-1 plan.

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

101
The following financial information from Graham Holdings Company Quarterly Report on Form 10-Q for the period ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2016 and 2015, (ii) Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2016 and 2015, (iii) Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (iv) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2016 and 2015, and (v) Notes to Condensed Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed “furnished” and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

* Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAHAM HOLDINGS COMPANY
(Registrant)

Date: May 4, 2016	/s/ Timothy J. O’Shaughnessy
Timothy J. O'Shaughnessy, President & Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2016	/s/ Hal S. Jones
Hal S. Jones, Senior Vice President-Finance (Principal Financial Officer)