Form 10-Q
period 2016-06-30
Graham Holdings Co
filed 2016-08-03
CIK 104889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2016
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
Shares outstanding at July 29, 2016:
Class A Common Stock – 964,001 Shares
Class B Common Stock – 4,652,319 Shares

GRAHAM HOLDINGS COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30

(in thousands, except per share amounts)	2016	2015	2016	2015
Operating Revenues
Education	$419,144	$523,625	$820,150	$1,024,227
Advertising	70,901	70,137	139,059	136,591
Other	138,888	87,128	271,464	167,497
	628,933	680,890	1,230,673	1,328,315
Operating Costs and Expenses
Operating	296,033	311,121	587,665	620,344
Selling, general and administrative	236,437	276,412	471,650	578,817
Depreciation of property, plant and equipment	16,045	25,609	32,806	47,806
Amortization of intangible assets	6,278	4,647	12,540	9,385
Impairment of long-lived assets	—	6,876	—	6,876
	554,793	624,665	1,104,661	1,263,228
Income from Operations	74,140	56,225	126,012	65,087
Equity in (losses) earnings of affiliates, net	(891)	(353)	113	(757)
Interest income	721	323	1,312	882
Interest expense	(7,971)	(8,348)	(15,919)	(16,849)
Other income, net	19,000	11,678	34,096	10,573
Income from Continuing Operations Before Income Taxes	84,999	59,525	145,614	58,936
Provision for Income Taxes	23,800	19,600	46,200	20,500
Income from Continuing Operations	61,199	39,925	99,414	38,436
Income from Discontinued Operations, Net of Tax	—	18,502	—	41,791
Net Income	61,199	58,427	99,414	80,227
Net Income Attributable to Noncontrolling Interests	(433)	(434)	(868)	(1,208)
Net Income Attributable to Graham Holdings Company	60,766	57,993	98,546	79,019
Redeemable Preferred Stock Dividends	—	(211)	—	(631)
Net Income Attributable to Graham Holdings Company Common Stockholders	$60,766	$57,782	$98,546	$78,388
Amounts Attributable to Graham Holdings Company Common Stockholders
Income from continuing operations	$60,766	$39,280	$98,546	$36,597
Income from discontinued operations, net of tax	—	18,502	—	41,791
Net income attributable to Graham Holdings Company common stockholders	$60,766	$57,782	$98,546	$78,388
Per Share Information Attributable to Graham Holdings Company Common Stockholders
Basic income per common share from continuing operations	$10.82	$6.74	$17.42	$6.26
Basic income per common share from discontinued operations	—	3.18	—	7.21
Basic net income per common share	$10.82	$9.92	$17.42	$13.47
Basic average number of common shares outstanding	5,544	5,720	5,584	5,712
Diluted income per common share from continuing operations	$10.76	$6.71	$17.33	$6.22
Diluted income per common share from discontinued operations	—	3.16	—	7.18
Diluted net income per common share	$10.76	$9.87	$17.33	$13.40
Diluted average number of common shares outstanding	5,574	5,805	5,613	5,798

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2016	2015	2016	2015
Net Income	$61,199	$58,427	$99,414	$80,227
Other Comprehensive Loss, Before Tax
Foreign currency translation adjustments:
Translation adjustments arising during the period	(5,121)	5,249	(1,276)	(6,839)
Adjustment for sales of businesses with foreign operations	—	(484)	—	(525)
	(5,121)	4,765	(1,276)	(7,364)
Unrealized losses on available-for-sale securities:
Unrealized losses for the period, net	(5,307)	(11,455)	(4,964)	(20,333)
Reclassification of realized gain on sale of available-for-sale securities included in net income	(4,502)	—	(6,256)	—
	(9,809)	(11,455)	(11,220)	(20,333)
Pension and other postretirement plans:
Amortization of net prior service cost included in net income	105	70	209	139
Amortization of net actuarial loss included in net income	289	628	579	1,257
	394	698	788	1,396
Cash flow hedge gain	—	—	—	179
Other Comprehensive Loss, Before Tax	(14,536)	(5,992)	(11,708)	(26,122)
Income tax benefit related to items of other comprehensive loss	3,766	4,303	4,173	7,505
Other Comprehensive Loss, Net of Tax	(10,770)	(1,689)	(7,535)	(18,617)
Comprehensive Income	50,429	56,738	91,879	61,610
Comprehensive income attributable to noncontrolling interests	(433)	(434)	(868)	(1,208)
Total Comprehensive Income Attributable to Graham Holdings Company	$49,996	$56,304	$91,011	$60,402

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands)	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$600,340	$754,207
Restricted cash	31,878	20,745
Investments in marketable equity securities and other investments	367,584	379,445
Accounts receivable, net	522,759	572,435
Income taxes receivable	8,429	48,383
Inventories and contracts in progress	32,281	32,068
Other current assets	64,142	53,439
Total Current Assets	1,627,413	1,860,722
Property, Plant and Equipment, Net	222,408	231,123
Investments in Affiliates	63,834	59,229
Goodwill, Net	1,153,975	1,017,513
Indefinite-Lived Intangible Assets, Net	70,189	21,885
Amortized Intangible Assets, Net	100,658	107,191
Prepaid Pension Cost	1,004,445	979,970
Deferred Charges and Other Assets	85,717	75,192
Total Assets	$4,328,639	$4,352,825

Liabilities and Equity
Current Liabilities
Accounts payable and accrued liabilities	$451,044	$428,014
Deferred revenue	286,502	297,135
Dividends declared	6,797	—
Total Current Liabilities	744,343	725,149
Postretirement Benefits Other Than Pensions	34,831	33,947
Accrued Compensation and Related Benefits	191,660	203,280
Other Liabilities	71,510	70,678
Deferred Income Taxes	403,890	403,316
Mandatorily Redeemable Noncontrolling Interest	9,897	—
Long-Term Debt	400,028	399,800
Total Liabilities	1,856,159	1,836,170
Redeemable Noncontrolling Interest	—	25,957
Preferred Stock	—	—
Common Stockholders’ Equity
Common stock	20,000	20,000
Capital in excess of par value	357,178	356,887
Retained earnings	5,525,689	5,447,677
Accumulated other comprehensive income (loss), net of tax
Cumulative foreign currency translation adjustment	(6,125)	(4,849)
Unrealized gain on available-for-sale securities	51,768	58,500
Unrealized gain on pensions and other postretirement plans	261,502	261,029
Cost of Class B common stock held in treasury	(3,737,532)	(3,648,546)
Total Equity	2,472,480	2,490,698
Total Liabilities and Equity	$4,328,639	$4,352,825

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30
(in thousands)	2016	2015
Cash Flows from Operating Activities
Net Income	$99,414	$80,227
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and long-lived asset impairment	45,346	135,881
Net pension benefit	(24,325)	(22,872)
Stock-based compensation expense, net	7,152	13,843
Gain on disposition of businesses, property, plant and equipment, investments and other assets, net	(62,273)	(7,040)
Foreign exchange loss	29,527	3,219
Gain on sale of equity affiliate	—	(4,827)
Equity in (earnings) losses of affiliates, net of distributions	(113)	948
Benefit for deferred income taxes	(6,806)	(1,858)
Change in operating assets and liabilities:
Restricted cash	(11,133)	(1,635)
Accounts receivable, net	49,786	26,950
Accounts payable and accrued liabilities	4,612	47,530
Deferred revenue	(19,751)	(45,219)
Income taxes receivable	38,989	(120,480)
Other assets and other liabilities, net	(15,459)	(28,256)
Other	502	879
Net Cash Provided by Operating Activities	135,468	77,290
Cash Flows from Investing Activities
Investments in certain businesses, net of cash acquired	(200,336)	—
Net proceeds from disposition of businesses, property, plant and equipment, investments and other assets	36,771	3,019
Proceeds from sales of marketable equity securities	22,837	—
Purchases of property, plant and equipment	(22,202)	(100,240)
Purchases of marketable equity securities	(18,274)	—
Investments in equity affiliates and cost method investments	(2,387)	(16,834)
Net Cash Used in Investing Activities	(183,591)	(114,055)
Cash Flows from Financing Activities
Common shares repurchased	(89,062)	—
Purchase of noncontrolling interest	(21,000)	—
Dividends paid	(13,736)	(31,316)
Issuance of borrowings	—	550,000
Repayments of borrowings	—	(39,343)
Payments of financing costs	—	(9,865)
Other	19,896	16,534
Net Cash Used in Financing Activities	(103,902)	486,010
Effect of Currency Exchange Rate Change	(1,842)	(3,897)
Net (Decrease) Increase in Cash and Cash Equivalents	(153,867)	445,348
Beginning Cash and Cash Equivalents	754,207	773,986
Ending Cash and Cash Equivalents	$600,340	$1,219,334

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
Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States of America (GAAP) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (SEC). They include the assets, liabilities, results of operations and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or otherwise controlled by the Company. As permitted under such rules, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the three and six months ended June 30, 2016 and 2015 may not be indicative of the Company’s future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
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
Out of Period Adjustment – In the second quarter of 2016, the Company benefited from a favorable $5.6 million out of period adjustment to the provision for deferred income taxes related to the $248.6 million goodwill impairment at the KHE reporting unit in the third quarter of 2015.  With respect to this error, the Company has concluded that it was not material to the Company’s financial position or results of operations for 2016 and 2015 and the related interim periods, based on its consideration of quantitative and qualitative factors.
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

Cash flows from Cable ONE for the three and six months ended June 30, 2015 are combined with the cash flows from operations within each of the categories presented. Cash flows from Cable ONE are as follows:

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2015	June 30, 2015
Net Cash Provided by Operating Activities	$76,917	$116,133
Net Cash Used in Investing Activities	(37,007)	(74,416)
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
The summarized income from discontinued operations, net of tax, is presented below:

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2015	June 30, 2015
Operating revenues	$198,681	$397,404
Operating costs and expenses	(166,010)	(327,041)
Operating income	32,671	70,363
Non-operating expense	(1,269)	(1,288)
Income from discontinued operations	31,402	69,075
Provision for income taxes	12,900	26,500
Net Income from Discontinued Operations	18,502	42,575
Loss on sale of discontinued operations	—	(732)
Provision for income taxes on disposition of discontinued operations	—	52
Income from Discontinued Operations, Net of Tax	$18,502	$41,791
3. INVESTMENTS
As of June 30, 2016 and December 31, 2015, the Company had commercial paper and money market investments of $454.7 million and $433.0 million, respectively, that are classified as cash, cash equivalents and restricted cash in the Company's Condensed Consolidated Balance Sheets.
Investments in marketable equity securities comprised the following:

	As of
	June 30, 2016	December 31, 2015
(in thousands)
Total cost	$254,352	$253,062
Gross unrealized gains	95,490	97,741
Gross unrealized losses	(9,209)	(240)
Total Fair Value	$340,633	$350,563
The Company settled on $18.3 million of marketable equity securities purchases during the first six months of 2016, of which $17.9 million was purchased in the first six months. There were no new investments in marketable equity securities during the first six months of 2015.
The total proceeds from the sales of marketable equity securities for the first six months of 2016 were $22.8 million, with realized gains of $6.3 million. There were no sales of marketable equity securities in the first six months of 2015.
As of June 30, 2016, the Company held an approximate 20% interest in HomeHero and interests in several other affiliates; Residential Healthcare (Residential) held a 40% interest in Residential Home Health Illinois, a 42.5% interest in Residential Hospice Illinois and a 40% interest in the joint venture formed between Residential and a Michigan hospital; and Celtic Healthcare (Celtic) held a 40% interest in the joint venture formed between Celtic Healthcare and Allegheny Health Network (AHN) (see Note 4).

4. ACQUISITIONS AND DISPOSITIONS OF BUSINESSES
Acquisitions.  In May 2016, Graham Media Group entered into an agreement to acquire two television stations for $60 million in cash and the assumption of certain pension obligations. The acquisition is subject to approval by the Federal Communications Commission, other regulatory approvals and the satisfaction of closing conditions.
In the first six months of 2016, the Company acquired three businesses included in its education division totaling $208.7 million. In January and February 2016, Kaplan acquired a 100% interest in Mander Portman Woodward, a leading provider of high-quality, bespoke education to UK and international students in London, Cambridge and Birmingham; and a 100% interest in Osborne Books, an educational publisher of learning resources for accounting qualifications in the UK. These acquisitions are included in Kaplan International. In the first six months of 2015, the Company did not make any acquisitions.
Acquisition-related costs were expensed as incurred and were not significant. The aggregate purchase price of these 2016 acquisitions was allocated as follows on a preliminary basis:

	Weighted Average Life	Purchase Price Allocation
(in thousands)
Cash and cash equivalents		$8,370
Accounts receivable		6,065
Other current assets		748
Property, plant and equipment		1,940
Goodwill		161,399
Indefinite-lived intangible assets
Trade names and trademarks		53,110
Amortized intangible assets
Student and customer relationships	3 years	5,174
Trade names and trademarks	5 years	1,347
	3 years	6,521
Current liabilities		(18,353)
Noncurrent liabilities		(11,094)
		$208,706
The fair values recorded were based upon preliminary valuations and the estimates and assumptions used in such valuations are subject to change, which could be significant, within the measurement period (up to one year from the acquisition date). The recording of deferred tax assets or liabilities, and the final amount of residual goodwill are not yet finalized. The Company expects no tax basis of goodwill for income tax purposes from these three acquisitions.
The acquired companies were consolidated into the Company’s financial statements starting on their respective acquisition dates. The Company’s Condensed Consolidated Statements of Operations include aggregate revenues and operating income for the companies acquired in 2016 of $13.9 million and $5.1 million, respectively, for the second quarter of 2016 and $25.3 million and $8.9 million, respectively, for the first six months of 2016. The following unaudited pro forma financial information presents the Company’s results as if the acquisitions had occurred at the beginning of 2015. The unaudited pro forma information also includes the 2015 acquisitions as if they occurred at the beginning of 2014:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2016	2015	2016	2015
Operating revenues	$628,933	$740,593	$1,230,852	$1,440,903
Net income	62,133	65,341	102,225	90,915
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
On September 3, 2015, Kaplan completed the sale of substantially all of the assets of its KHE Campuses business, consisting of 38 nationally accredited ground campuses and certain related assets, in exchange for a preferred equity interest in Education Corporation of America (ECA). KHE Campuses schools that were closed or were in the process of closing were not included in the sale transaction. In connection with the sale agreement, if required by the U.S. Department of Education (ED) in connection with its post-closing review of the transaction, Kaplan will provide a letter of credit or other credit support with the ED of up to approximately $45 million; any such letter of credit or other credit support could be drawn by the ED in the event that ECA defaults on its obligations to students. If issued, such letter of credit or other credit support would have a term of two years, after which Kaplan would have no further obligations.
The revenue and operating losses related to schools that were sold as part of the ECA transaction are as follows:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
(in thousands)
Revenue	$63,036	$124,123
Operating loss	(4,287)	(7,301)
In the second quarter of 2015, Kaplan also recorded a $6.9 million long-lived assets impairment charge in connection with the KHE Campuses business, of which $4.7 million was an unfavorable out of period expense adjustment related to the first quarter of 2015 (this amount is included in the above table). With respect to this error, the Company has concluded that it was not material to the Company’s financial position or results of operations for the first or second quarter of 2015, based on its consideration of quantitative and qualitative factors.
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
Other. In June 2016, Residential and a Michigan hospital formed a joint venture to provide home health services to patients in western Michigan. In connection with this transaction, Residential contributed its western Michigan home health operations to the joint venture and then sold 60% of the newly formed venture to its Michigan hospital partner. Although Residential manages the operations of the joint venture, Residential holds a 40% interest in the joint venture, so the operating results of the joint venture are not consolidated and the pro rata operating results are included in the Company's equity in earnings of affiliates.
In June 2016, the Company purchased the outstanding 20% redeemable noncontrolling interest in Residential. At that time, the Company recorded an increase to redeemable noncontrolling interest of $3.4 million, with a corresponding decrease to capital in excess of par value, to reflect the redemption value of the redeemable noncontrolling interest at $24.0 million. Following this transaction, Celtic and Residential combined their business operations to form Graham Healthcare Group (GHG). The redeemable noncontrolling interest shareholders in Celtic exchanged their 20% interest in Celtic for a 10% mandatorily redeemable noncontrolling interest in the combined entity and the Company recorded a $4.1 million net increase to the mandatorily redeemable noncontrolling interest to reflect the estimated fair value of the mandatorily redeemable noncontrolling interest. The minority shareholders have an option to put their shares to the Company starting in 2020, and are required to put a percentage of their shares in 2022 and 2024, with the remaining shares required to be put by the minority shareholders in 2026. The redemption value is based on an EBITDA multiple, adjusted for working capital and other items, computed annually, with no limit on the amount payable. The Company now owns 90% of GHG. Because the noncontrolling interest is now mandatorily redeemable by the Company by 2026, it is reported as a noncurrent liability at June 30, 2016.
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

5. GOODWILL AND OTHER INTANGIBLE ASSETS
Amortization of intangible assets for the three months ended June 30, 2016 and 2015 was $6.3 million and $4.6 million, respectively. Amortization of intangible assets for the six months ended June 30, 2016 and 2015 was $12.5 million and $9.4 million, respectively. Amortization of intangible assets is estimated to be approximately $12 million for the remainder of 2016, $21 million in 2017, $19 million in 2018, $17 million in 2019, $15 million in 2020 and $17 million thereafter.
The changes in the carrying amount of goodwill, by segment, were as follows:

(in thousands)	Education	Television Broadcasting	Other Businesses	Total
Balance as of December 31, 2015
Goodwill	$1,006,096	$168,345	$202,814	$1,377,255
Accumulated impairment losses	(350,850)	—	(8,892)	(359,742)
	655,246	168,345	193,922	1,017,513
Acquisitions	160,894	—	505	161,399
Dispositions	—	—	(2,800)	(2,800)
Foreign currency exchange rate changes	(22,137)	—	—	(22,137)
Balance as of June 30, 2016
Goodwill	1,144,853	168,345	197,709	1,510,907
Accumulated impairment losses	(350,850)	—	(6,082)	(356,932)
	$794,003	$168,345	$191,627	$1,153,975
The changes in carrying amount of goodwill at the Company’s education division were as follows:

(in thousands)	Higher Education	Test Preparation	Kaplan International	Total
Balance as of December 31, 2015
Goodwill	$392,457	$166,098	$447,541	$1,006,096
Accumulated impairment losses	(248,591)	(102,259)	—	(350,850)
	143,866	63,839	447,541	655,246
Acquisitions	—	—	160,894	160,894
Foreign currency exchange rate changes	116	—	(22,253)	(22,137)
Balance as of June 30, 2016
Goodwill	392,573	166,098	586,182	1,144,853
Accumulated impairment losses	(248,591)	(102,259)	—	(350,850)
	$143,982	$63,839	$586,182	$794,003
Other intangible assets consist of the following:

		As of June 30, 2016			As of December 31, 2015
(in thousands)	Useful Life Range	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Student and customer relationships	2–10 years	$113,339	$47,858	$65,481	$108,806	$40,280	$68,526
Trade names and trademarks	2–10 years	54,714	26,463	28,251	53,848	23,941	29,907
Databases and technology	3–5 years	4,617	4,241	376	4,617	4,114	503
Noncompete agreements	2–5 years	1,381	1,174	207	1,381	1,012	369
Other	1–7 years	10,101	3,758	6,343	10,095	2,209	7,886
		$184,152	$83,494	$100,658	$178,747	$71,556	$107,191
Indefinite-Lived Intangible Assets
Trade names and trademarks		$69,355			$21,051
Licensure and accreditation		834			834
		$70,189			$21,885

6. DEBT
The Company’s borrowings consist of the following:

	As of
	June 30, 2016	December 31, 2015
(in thousands)
7.25% unsecured notes due February 1, 2019 (1)	$398,824	$398,596
Other indebtedness	1,204	1,204
Total Debt	$400,028	$399,800
____________

(1)	The carrying value is net of $0.1 million of unamortized debt issuance costs as of June 30, 2016 and December 31, 2015, respectively.
The Company’s other indebtedness at June 30, 2016 is at an interest rate of 6% and matures in 2019.
On June 29, 2015, the Company entered into a credit agreement (the Credit Agreement) providing for a U.S. $200 million five-year revolving credit facility (the Facility). The Company may draw on the Facility for general corporate purposes. The Facility will expire on July 1, 2020, unless the Company and the banks agree to extend the term. The Credit Agreement contains terms and conditions, including remedies in the event of a default by the Company, typical of facilities of this type. As of June 30, 2016, the Company is in compliance with all financial covenants.
On July 14, 2016, Kaplan entered into a Facility Agreement (the Kaplan Credit Agreement) among Kaplan International Holdings Limited, as borrower, the lenders party thereto, HSBC BANK PLC as Facility Agent, and other agents party thereto. The Kaplan Credit Agreement provides for a four-year credit facility in an aggregate principal amount of £75 million. Borrowings will bear interest at a rate per annum of LIBOR plus an applicable interest rate margin between 1.25% and 1.75%, in each case determined on a quarterly basis by reference to a pricing grid based upon the Company's total leverage ratio. The credit facility requires that 6.66% of the outstanding aggregate amount of the loan be repaid on the first three anniversaries of funding, with the remaining balance due on July 1, 2020.
On July 25, 2016, Kaplan borrowed £75 million under the Kaplan Credit Agreement. On the same date, Kaplan entered into an interest rate swap agreement with a total notional value of £75 million and a maturity date of July 1, 2020. The interest rate swap agreement will pay Kaplan variable interest on the £75 million notional amount at the three-month LIBOR, and Kaplan will pay the counterparties a fixed rate of 0.51%, effectively resulting in a total fixed interest rate of 2.01% on the outstanding borrowings at the current applicable margin of 1.50%. The interest rate swap agreement was entered into to convert the variable rate British pound borrowing under the Kaplan Credit Agreement into a fixed rate borrowing. The Company provided a guarantee on any borrowings under the Kaplan Credit Agreement. Based on the terms of the interest rate swap agreement and the underlying borrowing, the interest rate swap agreement was determined to be effective, and thus qualifies as a cash flow hedge. As such, any changes in the fair value of the interest rate swap will be recorded in other comprehensive income on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows.
During the three months ended June 30, 2016 and 2015, the Company had average borrowings outstanding of approximately $400.0 million and $454.4 million, respectively, at average annual interest rates of approximately 7.2% and 6.8%, respectively. During the three months ended June 30, 2016 and 2015, the Company incurred net interest expense of $7.3 million and $8.0 million, respectively.
During the six months ended June 30, 2016 and 2015, the Company had average borrowings outstanding of approximately $399.9 million and $450.2 million, respectively, at average annual interest rates of approximately 7.2% and 7.0%, respectively. During the six months ended June 30, 2016 and 2015, the Company incurred net interest expense of $14.6 million and $16.0 million, respectively.
At June 30, 2016, the fair value of the Company’s 7.25% unsecured notes, based on quoted market prices, totaled $437.5 million, compared with the carrying amount of $398.8 million. At December 31, 2015, the fair value of the Company’s 7.25% unsecured notes, based on quoted market prices, totaled $436.6 million, compared with the carrying amount of $398.6 million. The carrying value of the Company’s other unsecured debt at June 30, 2016 approximates fair value.

7. FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	As of June 30, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market investments (1)	$—	$354,846	$—	$354,846
Commercial paper (2)	99,842	—	—	99,842
Marketable equity securities (3)	340,633	—	—	340,633
Other current investments (4)	12,795	14,156	—	26,951
Total Financial Assets	$453,270	$369,002	$—	$822,272
Liabilities
Deferred compensation plan liabilities (5)	$—	$46,245	$—	$46,245
Mandatorily redeemable noncontrolling interest (6)	—	—	9,897	9,897
Total Financial Liabilities	$—	$46,245	$9,897	$56,142

	As of December 31, 2015
(in thousands)	Level 1	Level 2	Total
Assets
Money market investments (1)	$—	$433,040	$433,040
Marketable equity securities (3)	350,563	—	350,563
Other current investments (4)	12,822	16,060	28,882
Total Financial Assets	$363,385	$449,100	$812,485
Liabilities
Deferred compensation plan liabilities (5)	$—	$48,055	$48,055
____________

(1)	The Company’s money market investments are included in cash, cash equivalents and restricted cash.

(2)	The Company's commercial paper investments with original maturities of 90 days or less are included in cash and cash equivalents.

(3)	The Company’s investments in marketable equity securities are classified as available-for-sale.

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

(6)	The fair value of the mandatorily redeemable noncontrolling interest is based on an EBITDA multiple, adjusted for working capital and other items, computed annually.
In the second quarter of 2015, the Company recorded a long-lived asset impairment charge of $6.9 million. The remeasurement of the long-lived asset is classified as a Level 3 fair value assessment due to the significance of unobservable inputs developed in the determination of the fair values.

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
The following reflects the Company's income from continuing operations and share data used in the basic and diluted earnings per share computations using the two-class method:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands, except per share amounts)	2016	2015	2016	2015
Numerator:
Numerator for basic earnings per share:
Income from continuing operations attributable to Graham Holdings Company common stockholder	$60,766	$39,280	$98,546	$36,597
Less: Dividends paid-common stock outstanding and unvested restricted shares	(6,775)	(15,484)	(20,533)	(46,354)
Undistributed earnings (loss)	53,991	23,796	78,013	(9,757)
Percent allocated to common stockholders(1)	98.68%	98.18%	98.68%	100.00%
	53,277	23,363	76,981	(9,757)
Add: Dividends paid-common stock outstanding	6,685	15,201	20,264	45,506
Numerator for basic earnings per share	$59,962	$38,564	$97,245	$35,749
Add: Additional undistributed earnings due to dilutive stock options	4	2	5	—
Numerator for diluted earnings per share	$59,966	$38,566	$97,250	$35,749
Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	5,544	5,720	5,584	5,712
Add: Effect of dilutive stock options	30	30	29	32
Denominator for diluted earnings per share	5,574	5,750	5,613	5,744
Graham Holdings Company Common Stockholders:
Basic earnings per share from continuing operations	$10.82	$6.74	$17.42	$6.26
Diluted earnings per share from continuing operations	$10.76	$6.71	$17.33	$6.22
____________

(1)	Percent of undistributed losses allocated to common stockholders is 100% in the first six months of 2015 as participating securities are not contractually obligated to share in losses.
Diluted earnings per share excludes the following weighted average potential common shares, as the effect would be antidilutive, as computed under the treasury stock method:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2016	2015	2016	2015
Weighted average restricted stock	41	55	39	54
The diluted earnings per share amounts for the three and six months ended June 30, 2016 exclude the effects of 102,000 stock options outstanding as their inclusion would have been antidilutive due to a market condition. The diluted earnings per share amounts for the three and six months ended June 30, 2015 exclude the effects of 50,000 stock options outstanding as their inclusion would have been antidilutive due to a market condition. The diluted earnings per share amounts for the three and six months ended June 30, 2016 exclude the effects of 6,100 restricted stock awards as their inclusion would have been antidilutive due to a performance condition. The diluted earnings per share amounts for the three and six months ended June 30, 2015 exclude the effects of 5,850 restricted stock awards, as their inclusion would have been antidilutive due to a performance condition.
In the three and six months ended June 30, 2016, the Company declared dividends totaling $1.21 and $3.63, respectively. In the three and six months ended June 30, 2015, the Company declared regular dividends totaling $2.65 and $7.95, respectively.

9. PENSION AND POSTRETIREMENT PLANS
Defined Benefit Plans. The total benefit arising from the Company’s defined benefit pension plans, including a portion included in discontinued operations, consists of the following components:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2016	2015	2016	2015
Service cost	$5,040	$7,251	$10,382	$14,503
Interest cost	12,845	12,781	25,918	25,561
Expected return on assets	(30,226)	(31,553)	(60,774)	(63,098)
Amortization of prior service cost	75	81	149	162
Net Periodic Benefit	$(12,266)	$(11,440)	$(24,325)	$(22,872)
For the three and six months ended June 30, 2015, the net periodic benefit for the Company's pension plans, as reported above, includes costs of $1.0 million and $2.0 million, respectively, reported in discontinued operations.
The total cost arising from the Company’s Supplemental Executive Retirement Plan (SERP), including a portion included in discontinued operations, consists of the following components:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2016	2015	2016	2015
Service cost	$246	$509	$492	$1,018
Interest cost	1,096	1,135	2,192	2,270
Amortization of prior service cost	114	114	228	228
Recognized actuarial loss	665	877	1,330	1,755
Net Periodic Cost	$2,121	$2,635	$4,242	$5,271
For the three and six months ended June 30, 2015, the net periodic cost for the Company's SERP, as reported above, includes costs of $0.1 million and $0.2 million, respectively, reported in discontinued operations.
Defined Benefit Plan Assets. The Company’s defined benefit pension obligations are funded by a portfolio made up of a U.S. stock index fund, a relatively small number of stocks and high-quality fixed-income securities that are held by a third-party trustee. The assets of the Company’s pension plan were allocated as follows:

	As of
	June 30, 2016	December 31, 2015

U.S. equities	74%	62%
U.S. fixed income	20%	13%
International equities	6%	25%
	100%	100%
Beginning in the second quarter of 2016, the Company started managing approximately 44% of the pension assets internally, of which the majority is invested in a U.S. stock index fund with the remaining investments in Berkshire Hathaway stock and short-term fixed income securities. The remaining 56% of plan assets are still managed by two investment companies. The goal for the investments is to produce moderate long-term growth in the value of these assets, while protecting them against large decreases in value. Both investment managers may invest in a combination of equity and fixed-income securities and cash. The managers are not permitted to invest in securities of the Company or in alternative investments. The investment managers cannot invest more than 20% of the assets at the time of purchase in the stock of Berkshire Hathaway or more than 10% of the assets in the securities of any other single issuer, except for obligations of the U.S. Government, without receiving prior approval from the Plan administrator. As of June 30, 2016, the investment managers can invest no more than 23% of the assets they manage in specified international exchanges, at the time the investment is made, and no less than 10% of the assets could be invested in fixed-income securities.
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
The Company evaluated its defined benefit pension plan asset portfolio for the existence of significant concentrations (defined as greater than 10% of plan assets) of credit risk as of June 30, 2016. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country and individual fund. At June 30, 2016, the pension plan held investments in one common stock and one U.S. stock index fund that exceeded 10% of total plan assets, valued at $894.0 million, or 45% of total plan assets. At December 31, 2015, the pension plan held common stock in two investments that exceeded

10% of total plan assets, valued at $562.6 million, or 25% of total plan assets. At December 31, 2015, the pension plan held investments in one foreign country that exceeded 10% of total plan assets, valued at $332.4 million, or 15% of total plan assets.
Other Postretirement Plans. The total cost arising from the Company’s other postretirement plans consists of the following components:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2016	2015	2016	2015
Service cost	$347	$333	$693	$666
Interest cost	307	324	615	649
Amortization of prior service credit	(84)	(125)	(168)	(251)
Recognized actuarial gain	(376)	(249)	(751)	(498)
Net Periodic Cost	$194	$283	$389	$566
10. OTHER NON-OPERATING INCOME
A summary of non-operating income (expense) is as follows:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2016	2015	2016	2015
Gain on sale of land	$34,072	$—	$34,072	$—
Foreign currency (loss) gain, net	(24,084)	3,608	(29,527)	(3,219)
Gain on sales of businesses	—	2,918	18,931	2,918
Gain on sales of marketable equity securities (see Note 3)	4,502	—	6,256	—
Gain on formation of joint ventures	3,232	—	3,232	5,972
Additional gain on sale of Classified Ventures	—	4,827	—	4,827
Other, net	1,278	325	1,132	75
Total Other Non-Operating Income	$19,000	$11,678	$34,096	$10,573
In the second quarter of 2016, the Company sold the remaining portion of the Robinson Terminal real estate retained from the sale of the Publishing Subsidiaries, for a gain of $34.1 million.
In June 2016, Residential contributed assets to a joint venture entered into with a Michigan hospital in exchange for a 40% equity interest and other assets, resulting in a $3.2 million gain (see Note 4). The Company used an income and market approach to value the equity interest. The measurement of the equity interest in the joint venture is classified as a Level 3 fair value assessment due to the significance of unobservable inputs developed in the determination of the fair value.
In the first quarter of 2016, Kaplan sold Colloquy, which was a part of Kaplan corporate and other, for a gain of $18.9 million.
In the second quarter of 2015, the Company sold The Root and Kaplan sold two small businesses for a total gain of $2.9 million.
In the second quarter of 2015, the Company benefited from a $4.8 million favorable out of period adjustment to the gain on the sale of Classified Ventures related to the fourth quarter of 2014. With respect to this error, the Company has concluded that it was not material to the Company's financial position or results of operations for 2015 and the related interim periods, based on its consideration of quantitative and qualitative factors.
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

11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The other comprehensive income (loss) consists of the following components:

	Three Months Ended June 30
	2016			2015
	Before-Tax	Income	After-Tax	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(5,121)	$—	$(5,121)	$5,249	$—	$5,249
Adjustment for sale of a business with foreign operations	—	—	—	(484)	—	(484)
	(5,121)	—	(5,121)	4,765	—	4,765
Unrealized losses on available-for-sale securities:
Unrealized losses for the period, net	(5,307)	2,123	(3,184)	(11,455)	4,582	(6,873)
Reclassification of realized gain on sale of available-for-sale securities included in net income	(4,502)	1,801	(2,701)	—	—	—
	(9,809)	3,924	(5,885)	(11,455)	4,582	(6,873)

Pension and other postretirement plans:
Amortization of net prior service cost included in net income	105	(43)	62	70	(28)	42
Amortization of net actuarial loss included in net income	289	(115)	174	628	(251)	377
	394	(158)	236	698	(279)	419
Other Comprehensive Loss	$(14,536)	$3,766	$(10,770)	$(5,992)	$4,303	$(1,689)

	Six Months Ended June 30
	2016			2015
	Before-Tax	Income	After-Tax	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(1,276)	$—	$(1,276)	$(6,839)	$—	$(6,839)
Adjustment for sales of businesses with foreign operations	—	—	—	(525)	—	(525)
	(1,276)	—	(1,276)	(7,364)	—	(7,364)
Unrealized losses on available-for-sale securities:
Unrealized losses for the period, net	(4,964)	1,986	(2,978)	(20,333)	8,134	(12,199)
Reclassification of realized gain on sale of available-for-sale securities included in net income	(6,256)	2,502	(3,754)	—	—	—
	(11,220)	4,488	(6,732)	(20,333)	8,134	(12,199)
Pension and other postretirement plans:
Amortization of net prior service cost included in net income	209	(84)	125	139	(55)	84
Amortization of net actuarial loss included in net income	579	(231)	348	1,257	(503)	754
	788	(315)	473	1,396	(558)	838
Cash flow hedge:
Gain for the period	—	—	—	179	(71)	108
Other Comprehensive Loss	$(11,708)	$4,173	$(7,535)	$(26,122)	$7,505	$(18,617)
The accumulated balances related to each component of other comprehensive income (loss) are as follows:

(in thousands, net of taxes)	Cumulative Foreign Currency Translation Adjustment	Unrealized Gain on Available-for- Sale Securities	Unrealized Gain on Pensions and Other Postretirement Plans	Accumulated Other Comprehensive Income
Balance as of December 31, 2015	$(4,849)	$58,500	$261,029	$314,680
Other comprehensive loss before reclassifications	(1,276)	(2,978)	—	(4,254)
Net amount reclassified from accumulated other comprehensive income	—	(3,754)	473	(3,281)
Other comprehensive (loss) income, net of tax	(1,276)	(6,732)	473	(7,535)
Balance as of June 30, 2016	$(6,125)	$51,768	$261,502	$307,145

The amounts and line items of reclassifications out of Accumulated Other Comprehensive Income (Loss) are as follows:

	Three Months Ended June 30		Six Months Ended June 30		Affected Line Item in the Condensed Consolidated Statement of Operations

(in thousands)	2016	2015	2016	2015
Foreign Currency Translation Adjustments:
Adjustment for sales of businesses with foreign operations	$—	$(484)	$—	$(525)	Other income, net
Unrealized Gains on Available-for-sale Securities:
Realized gain for the period	(4,502)	—	(6,256)	—	Other income, net
	1,801	—	2,502	—	Provision for Income Taxes
	(2,701)	—	(3,754)	—	Net of Tax
Pension and Other Postretirement Plans:
Amortization of net prior service cost	105	70	209	139	(1)
Amortization of net actuarial loss	289	628	579	1,257	(1)
	394	698	788	1,396	Before tax
	(158)	(279)	(315)	(558)	Provision for Income Taxes
	236	419	473	838	Net of Tax
Cash Flow Hedge
	—	—	—	132	Interest expense
	—	—	—	(53)	Provision for Income Taxes
	—	—	—	79	Net of Tax
Total reclassification for the period	$(2,465)	$(65)	$(3,281)	$392	Net of Tax
____________

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension and postretirement plan cost (see Note 9).
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
In August 2011, the U.S. District Court for the Southern District of Florida issued a series of rulings in the Diaz case, which included three separate complaints: Diaz, Wilcox and Gillespie. The court dismissed the Wilcox complaint in its entirety; dismissed all False Claims Act allegations in the Diaz complaint, leaving only an individual employment claim; and dismissed in part the Gillespie complaint, thereby limiting the scope and time frame of its False Claims Act allegations regarding compliance with the U.S. Federal Rehabilitation Act. In October 2012, the court entered summary judgment in favor of the Company as to the sole remaining employment claim in the Diaz complaint. In July 2013, the court likewise entered summary judgment in favor of the Company on all remaining claims in the Gillespie complaint. Diaz and Gillespie each appealed to the U.S. Court of Appeals for the Eleventh Judicial Court. Arguments on both appeals were heard in February 2015. In March 2015, the court issued a decision affirming the lower court's dismissal of all of Gillespie's claims and three of the four Diaz claims but reversing and remanding on one remaining claim alleging that incentive compensation for admissions representatives was improperly based on enrollment counts. Kaplan filed an answer to Diaz's amended complaint in September 2015 and a renewed motion to dismiss, and a hearing was held in December 2015. In March 2016, the Court denied the motion to dismiss and discovery is proceeding in the case. In February 2016, Gillespie filed a new motion with the District Court alleging that the Court improperly refused to consider a motion to vacate while the case was on appeal; Kaplan filed an opposition to this motion that was denied by the Court.
In February 2016, Acquire Learning (Acquire) filed a statement of claim against Kaplan Australia and Kaplan Inc. in the Victorian Supreme Court, alleging breaches of warranty in connection with Acquire's September 2015 purchase of Franklyn Scholar from Kaplan Australia, and seeking payment under the indemnity provisions of the sale agreement. The alleged breaches of warranty relate to certain courses which were the subject of Victorian Government Department of Education and Training audits and subsequent repayment demands. Kaplan Australia filed its "Defence and Counterclaim" in April 2016, denying the allegations and bringing claims against Acquire. In June 2016, the claim was settled.
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
In March and April 2015, the ED conducted a program review of the nationally accredited San Antonio (Ingram) and Hammond (Indiana) KHE campuses. These campuses were subsequently a part of the sale of the nationally accredited campuses to ECA. Kaplan retains liability for any deficiency findings relating to pre-sale conduct. On July 20, 2016, ECA received the Preliminary Program Review Report for the two reviews from the ED. The Report highlighted a number of required policy changes and requires ECA to conduct a full review of student files over a two year period to help the Department determine if the school properly reported enrollment status for certain students to the National Student Loan Data System. Failure to properly report status could result in students receiving funds for which they were not entitled. Kaplan will work with ECA on these reviews; however, until they are completed, Kaplan cannot predict the final outcome or potential liability associated with these reviews.
The Company does not expect the open program reviews to have a material impact on KHE; however, the results of open program reviews and their impact on Kaplan’s operations are uncertain.
Accreditation Review. In the second quarter of 2016, the Higher Learning Commission (HLC), Kaplan University's accreditor, conducted an on-site review as part of Kaplan University's regularly scheduled reaffirmation of accreditation. HLC is expected to issue its final report in September 2016.

13. BUSINESS SEGMENTS
The Company has four reportable segments: Kaplan Higher Education, Kaplan Test Preparation, Kaplan International and television broadcasting.
The following table summarizes financial information related to each of the Company's business segments:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2016	2015	2016	2015
Operating Revenues
Education	$419,213	$523,625	$820,289	$1,024,227
Television broadcasting	96,520	90,753	188,538	174,317
Other businesses	113,269	66,512	221,985	129,771
Corporate office	—	—	—	—
Intersegment elimination	(69)	—	(139)	—
	$628,933	$680,890	$1,230,673	$1,328,315
Income (Loss) from Operations
Education	$32,892	$15,848	$47,380	$(7,001)
Television broadcasting	44,215	42,014	85,435	80,576
Other businesses	(5,062)	(2,161)	(10,792)	(7,323)
Corporate office	2,095	524	3,989	(1,165)
	$74,140	$56,225	$126,012	$65,087
Equity in (Losses) Earnings of Affiliates, Net	(891)	(353)	113	(757)
Interest Expense, Net	(7,250)	(8,025)	(14,607)	(15,967)
Other Income, Net	19,000	11,678	34,096	10,573
Income from Continuing Operations Before Income Taxes	$84,999	$59,525	$145,614	$58,936
Depreciation of Property, Plant and Equipment
Education	$10,242	$21,980	$21,345	$40,508
Television broadcasting	2,450	2,125	4,827	4,234
Other businesses	3,073	1,254	6,100	2,556
Corporate office	280	250	534	508
	$16,045	$25,609	$32,806	$47,806
Amortization of Intangible Assets and Impairment of Long-lived Assets
Education	$1,704	$8,343	$3,385	$9,850
Television broadcasting	63	63	126	126
Other businesses	4,511	3,117	9,029	6,285
Corporate office	—	—	—	—
	$6,278	$11,523	$12,540	$16,261
Net Pension (Credit) Expense
Education	$3,018	$3,947	$6,127	$7,894
Television broadcasting	418	391	857	782
Other businesses	306	186	560	379
Corporate office	(16,008)	(16,939)	(31,869)	(33,877)
	$(12,266)	$(12,415)	$(24,325)	$(24,822)

Asset information for the Company’s business segments are as follows:

	As of
(in thousands)	June 30, 2016	December 31, 2015
Identifiable Assets
Education	$1,372,743	$1,454,520
Television broadcasting	318,173	312,243
Other businesses	701,594	712,161
Corporate office	527,217	484,139
	$2,919,727	$2,963,063
Investments in Marketable Equity Securities	340,633	350,563
Investments in Affiliates	63,834	59,229
Prepaid Pension Cost	1,004,445	979,970
Total Assets	$4,328,639	$4,352,825

The Company’s education division comprises the following operating segments:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2016	2015	2016	2015
Operating Revenues
Higher education	$157,980	$240,717	$323,529	$478,285
Test preparation	79,349	80,381	145,811	149,607
Kaplan international	182,325	200,703	351,612	392,784
Kaplan corporate and other	18	1,959	143	3,818
Intersegment elimination	(459)	(135)	(806)	(267)
	$419,213	$523,625	$820,289	$1,024,227
Income (Loss) from Operations
Higher education	$17,237	$24,764	$38,543	$25,357
Test preparation	7,036	7,079	4,726	2,745
Kaplan international	16,479	17,573	21,376	25,290
Kaplan corporate and other	(7,811)	(33,594)	(17,216)	(60,451)
Intersegment elimination	(49)	26	(49)	58
	$32,892	$15,848	$47,380	$(7,001)
Depreciation of Property, Plant and Equipment
Higher education	$3,993	$4,794	$8,168	$9,622
Test preparation	1,615	2,263	3,396	5,153
Kaplan international	4,319	5,073	9,379	9,727
Kaplan corporate and other	315	9,850	402	16,006
	$10,242	$21,980	$21,345	$40,508
Amortization of Intangible Assets	$1,704	$1,467	$3,385	$2,974
Impairment of Long-lived Assets	$—	$6,876	$—	$6,876
Pension Expense
Higher education	$1,905	$2,532	$3,810	$5,064
Test preparation	768	775	1,536	1,550
Kaplan international	67	106	134	212
Kaplan corporate and other	278	534	647	1,068
	$3,018	$3,947	$6,127	$7,894
Asset information for the Company's education division is as follows:

	As of
(in thousands)	June 30, 2016	December 31, 2015
Identifiable assets
Higher education	$237,366	$447,282
Test preparation	139,878	134,535
Kaplan international	946,898	826,475
Kaplan corporate and other	48,601	46,228
	$1,372,743	$1,454,520

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.
This analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto.
Results of Operations
The Company reported income from continuing operations attributable to common shares of $60.8 million ($10.76 per share) for the second quarter of 2016, compared to $39.3 million ($6.71 per share) for the second quarter of 2015. Net income attributable to common shares was $57.8 million ($9.87 per share) for the second quarter of 2015, including $18.5 million ($3.16 per share) in income from discontinued operations. (Refer to “Discontinued Operations” discussion below.)
Items included in the Company’s income from continuing operations for the second quarter of 2016:

•	a $38.6 million non-operating gain from the sales of land and marketable equity securities (after-tax impact of $23.9 million, or $4.23 per share);

•	a $3.2 million non-operating gain arising from the formation of a joint venture (after-tax impact of $1.7 million, or $0.29 per share);

•	$24.1 million in non-operating unrealized foreign currency losses (after-tax impact of $15.4 million, or $2.73 per share); and

•	a favorable $5.6 million out of period deferred tax adjustment related to the Kaplan Higher Education (KHE) goodwill impairment recorded in the third quarter of 2015 ($1.00 per share).
Items included in the Company’s loss from continuing operations for the second quarter of 2015:

•	$16.6 million in restructuring charges and accelerated depreciation at the education division (after-tax impact of $10.7 million, or $1.82 per share);

•	a $6.9 million long-lived asset impairment charge at the education division (after-tax impact of $4.4 million, or $0.75 per share);

•	$7.7 million in non-operating gains arising from the sales of three businesses and an investment (after tax impact of $5.0 million, or $0.85 share); and

•	$3.6 million in non-operating unrealized foreign currency gains (after-tax impact of $2.3 million, or $0.39 per share).
Revenue for the second quarter of 2016 was $628.9 million, down 8% from $680.9 million in the second quarter of 2015. Revenues declined at the education division, offset by an increase at the television broadcasting division and in other businesses. The Company reported operating income of $74.1 million for the second quarter of 2016, compared to $56.2 million for the second quarter of 2015. Operating results improved at the education and television broadcasting divisions, offset by a decline in other businesses.
For the first six months of 2016, the company reported income from continuing operations attributable to common shares of $98.5 million ($17.33 per share), compared to $36.6 million ($6.22 per share) for the first six months of 2015. Net income attributable to common shares was $78.4 million ($13.40 per share) for the first six months of 2015, including $41.8 million ($7.18 per share) in income from discontinued operations. (Refer to “Discontinued Operations” discussion below.)
Items included in the Company’s income from continuing operations for the first six months of 2016:

•	a $40.3 million non-operating gain from the sales of land and marketable equity securities (after-tax impact of $25.0 million, or $4.42 per share);

•	a $22.2 million non-operating gain arising from the sale of a business and the formation of a joint venture (after-tax impact of $13.6 million, or $2.37 per share);

•	$29.5 million in non-operating unrealized foreign currency losses (after-tax impact of $18.9 million, or $3.33 per share); and

•	a favorable $5.6 million out of period deferred tax adjustment related to the KHE goodwill impairment recorded in the third quarter of 2015 ($1.00 per share).

Items included in the Company’s income from continuing operations for the first six months of 2015:

•	$27.3 million in restructuring charges and accelerated depreciation at the education division (after-tax impact of $17.5 million, or $2.99 per share);

•	a $6.9 million long-lived asset impairment charge at the education division (after-tax impact of $4.4 million, or $0.75 per share);

•	$13.7 million in non-operating gains arising from the sales of three businesses and an investment, and on the formation of a joint venture (after tax impact of $8.4 million, or $1.35 per share); and

•	$3.2 million in non-operating unrealized foreign currency losses (after-tax impact of $2.1 million, or $0.36 per share).
Revenue for the first six months of 2016 was $1,230.7 million, down 7% from $1,328.3 million in the first six months of 2015. Revenues declined at the education division, offset by an increase at the television broadcasting division and in other businesses. The Company reported operating income of $126.0 million for the first six months of 2016, compared to $65.1 million for the first six months of 2015. Operating results improved at the education and television broadcasting divisions, offset by a decline in other businesses.
Division Results
Education
Education division revenue totaled $419.2 million for the second quarter of 2016, down 20% from revenue of $523.6 million for the same period of 2015. Kaplan reported operating income of $32.9 million for the second quarter of 2016, compared to $15.8 million for the second quarter of 2015. Operating results for the second quarter of 2015 included restructuring costs of $16.6 million and a $6.9 million long-lived asset impairment charge.
For the first six months of 2016, education division revenue totaled $820.3 million, down 20% from revenue of $1,024.2 million for the same period of 2015. Kaplan reported operating income of $47.4 million for the first six months of 2016, compared to an operating loss of $7.0 million for the first six months of 2015. Operating results for the first six months of 2015 included restructuring costs of $27.3 million and a $6.9 million long-lived asset impairment charge.
A summary of Kaplan’s operating results for the second quarter of 2016 compared to 2015 is as follows:

	Three Months Ended			Six Months Ended
	June 30			June 30
(in thousands)	2016	2015	% Change	2016	2015	% Change
Revenue
Higher education	$157,980	$240,717	(34)	$323,529	$478,285	(32)
Test preparation	79,349	80,381	(1)	145,811	149,607	(3)
Kaplan international	182,325	200,703	(9)	351,612	392,784	(10)
Kaplan corporate and other	18	1,959	(99)	143	3,818	(96)
Intersegment elimination	(459)	(135)	—	(806)	(267)	—
	$419,213	$523,625	(20)	$820,289	$1,024,227	(20)
Operating Income (Loss)
Higher education	$17,237	$24,764	(30)	$38,543	$25,357	52
Test preparation	7,036	7,079	(1)	4,726	2,745	72
Kaplan international	16,479	17,573	(6)	21,376	25,290	(15)
Kaplan corporate and other	(6,107)	(25,251)	76	(13,831)	(50,601)	73
Amortization of intangible assets	(1,704)	(1,467)	(16)	(3,385)	(2,974)	(14)
Impairment of long-lived assets	—	(6,876)	—	—	(6,876)	—
Intersegment elimination	(49)	26	—	(49)	58	—
	$32,892	$15,848	—	$47,380	$(7,001)	—
Kaplan Higher Education (KHE) includes Kaplan’s domestic postsecondary education businesses, made up of fixed-facility colleges and online postsecondary and career programs. KHE also includes the domestic professional and other continuing education businesses.
Since 2012, KHE has closed campuses, consolidated facilities and reduced its workforce. On September 3, 2015, Kaplan completed the sale of substantially all of the remaining assets of its KHE Campuses business. In connection with these and other plans, KHE incurred $2.5 million and $5.4 million in restructuring costs in the second quarter and first six months of 2015, respectively. For the second quarter of 2015, these costs included severance ($1.0 million), lease obligation losses ($0.9 million) and accelerated depreciation ($0.6 million). For the six months of

2015, these costs included severance ($2.2 million), lease obligation losses ($1.8 million), accelerated depreciation ($1.3 million) and other items ($0.1 million).
In the second quarter of 2015, Kaplan recorded a $6.9 million long-lived asset impairment charge in connection with the KHE Campuses business. KHE results, excluding the impairment charge, include revenue and operating losses (including restructuring charges) related to all KHE Campuses, those sold or closed, including Mount Washington College and Bauder College, as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2016	2015	2016	2015
Revenue	$266	$66,152	$1,064	$131,459
Operating loss	$(907)	$(6,776)	$(2,099)	$(19,063)
In the second quarter and first six months of 2016, KHE revenue declined 34% and 32%, respectively, due to campus sales and closings, and declines in average enrollments at Kaplan University. KHE operating results declined in the second quarter of 2016 due primarily to lower enrollment at Kaplan University, offset by reduced losses at the KHE Campuses business. KHE operating results improved in the first six months of 2016 due to reduced losses at the KHE Campuses business and lower marketing expenditures at Kaplan University.
New higher education student enrollments at Kaplan University declined 25% in the second quarter of 2016 and 31% for the first six months of 2016 due to lower demand across Kaplan University programs. Total students at Kaplan University were 33,367 at June 30, 2016, down 19% from June 30, 2015.
Kaplan University enrollments at June 30, 2016 and 2015, by degree and certificate programs, are as follows:

	As of June 30
	2016	2015
Certificate	6.6%	2.9%
Associate’s	20.4%	28.0%
Bachelor’s	50.4%	46.8%
Master’s	22.6%	22.3%
	100.0%	100.0%
Kaplan Test Preparation (KTP) includes Kaplan’s standardized test preparation programs. KTP revenue declined 1% and 3% for the second quarter and first six months of 2016, respectively. Enrollments, excluding the new economy skills training offerings, were down 10% for the first six months of 2016 due primarily to declines in pre-college programs; however, unit prices were generally higher. In comparison to 2015, KTP operating results were down 1% in the second quarter of 2016, but improved for the first six months of 2016. KTP's results reflect a reduction in operating expenses, despite increased investment in new economy skills training programs.
Kaplan International includes English-language programs, and postsecondary education and professional training businesses largely outside the United States. In January and February 2016, Kaplan acquired Mander Portman Woodward, a leading provider of high-quality, bespoke education to UK and international students in London, Cambridge and Birmingham; and Osborne Books, an education publisher of learning resources for accounting qualifications in the UK.
Kaplan International revenue declined 9% and 10% for the second quarter and first six months of 2016, of which 3% was due to currency fluctuations. The remaining decrease is due to enrollment declines in English-language and UK Pathways programs, partially offset by enrollment growth in Singapore and Australia higher education programs. Revenue growth from the 2016 acquisitions was largely offset by revenue declines due to prior year dispositions. Operating income declined in the second quarter and first six months of 2016, due largely to the declines in English-language and Pathways results, partially offset by operating income from newly acquired businesses.
Kaplan corporate and other represents unallocated expenses of Kaplan, Inc.’s corporate office, other minor businesses and certain shared activities. In the second quarter of 2015, Kaplan corporate recorded $13.6 million in restructuring charges, including accelerated depreciation ($9.7 million) and lease obligation losses ($3.8 million), related to office space managed by Kaplan corporate. In the first six months of 2015, Kaplan corporate recorded $21.2 million in restructuring charges, including accelerated depreciation ($16.2 million) and lease obligation losses ($4.9 million) related to office space managed by Kaplan corporate. In 2016, Kaplan corporate expenses also declined due to the benefits from restructuring activities. Also, 2015 spending for the replacement of its human resources system was not repeated in 2016.
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
Television Broadcasting
Revenue at the television broadcasting division increased 6% to $96.5 million in the second quarter of 2016, from $90.8 million in the same period of 2015; operating income for the second quarter of 2016 increased 5% to $44.2 million, from $42.0 million in the same period of 2015. The revenue increase is due primarily to $5.3 million more in retransmission revenues. The increase in operating income is due to the revenue increase, offset by higher spending on digital initiatives and increased network fees.
Revenue at the television broadcasting division increased 8% to $188.5 million in the first six months of 2016, from $174.3 million in the same period of 2015; operating income for the first six months of 2016 increased 6% to $85.4 million, from $80.6 million in the same period of 2015. The revenue increase is due primarily to $10.1 million more in retransmission revenues and a $2.7 million increase in political advertising revenue. The increase in operating income is due to the revenue increase, offset by higher spending on digital initiatives and increased network fees.
In May 2016, the Company announced that it had reached an agreement with Nexstar Broadcasting Group, Inc. and Media General, Inc. to acquire WCWJ, a CW affiliate television station in Jacksonville, FL and WSLS, an NBC affiliate television station in Roanoke, VA for $60 million in cash and the assumption of certain pension obligations. The Company will continue to operate both stations under their current network affiliations. The acquisition is subject to approval by the FCC, other regulatory approvals, and the satisfaction of closing conditions.
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
The increase in revenues for the second quarter and first six months of 2016 is mostly due to the Dekko acquisition. In the second quarter and first six months of 2016, positive operating results from the manufacturing and healthcare businesses were offset by intangibles amortization and losses from publishing, SocialCode and new ventures.
Supplementary information regarding manufacturing results is as follows:

(in thousands)	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Operating revenues	$58,026	$114,701
Operating expenses	50,455	101,303
Depreciation	1,906	3,779
Amortization of intangible assets	2,816	5,633
Operating income	$2,849	$3,986
In June 2016, the Company acquired the outstanding 20% redeemable noncontrolling interest in Residential Healthcare (Residential). Also in June 2016, Celtic Healthcare (Celtic) and Residential combined their business operations and the Company now owns 90% of the combined entity. The Company incurred approximately $2.0 million in expenses in conjunction with these transactions in the second quarter of 2016.
In June 2016, Residential and a Michigan hospital formed a joint venture to provide home health services to West Michigan patients. Residential manages the operations of the joint venture and holds a 40% interest. The pro rata operating results of the joint venture are included in the Company's equity in earnings of affiliates. In connection with this transaction, the Company recorded a pre-tax gain of $3.2 million in the second quarter of 2016 that is included in other non-operating income.
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

Corporate Office
Corporate office includes the expenses of the Company’s corporate office, the pension credit for the Company’s traditional defined benefit plan and certain continuing obligations related to prior business dispositions. The total pension credit for the Company’s traditional defined benefit plan was $32.1 million and $34.1 million in the first six months of 2016 and 2015, respectively.
Without the pension credit, corporate office expenses declined in the first six months of 2016 due primarily to lower compensation costs.
Equity in Earnings (Losses) of Affiliates
At June 30, 2016, the Company held interests in a number of home health and hospice joint ventures, and interests in several other affiliates. The Company recorded equity in losses of affiliates of $0.9 million for the second quarter of 2016, compared to losses of $0.4 million for the second quarter of 2015. The Company recorded equity in earnings of affiliates of $0.1 million for the first six months of 2016, compared to losses of $0.8 million for the first six months of 2015.
Other Non-Operating Income (Expense)
The Company recorded total other non-operating income, net, of $19.0 million for the second quarter of 2016, compared to $11.7 million for the second quarter of 2015. The 2016 amounts included a $34.1 million gain on the sale of land; a $4.5 million gain on the sale of marketable equity securities; a $3.2 million gain on the Residential joint venture transaction and other items, offset by $24.1 million in unrealized foreign currency losses. The 2015 amounts included $7.7 million in gains from the sales of businesses and an investment, $3.6 million in unrealized foreign currency gains and other items.
The Company recorded total other non-operating income, net, of $34.1 million for the first six months of 2016, compared to $10.6 million for the first six months of 2015. The 2016 amounts included a $34.1 million gain on the sale of land; an $18.9 million gain on the sale of a business; a $6.3 million gain on the sale of marketable equity securities; a $3.2 million gain on the Residential joint venture transaction and other items, offset by $29.5 million in unrealized foreign currency losses. The 2015 amounts included a $6.0 million gain on the Celtic joint venture transaction, $7.7 million in gains from the sales of businesses and an investment, and other items, offset by $3.2 million in unrealized foreign currency losses.
Net Interest Expense and Related Balances
The Company incurred net interest expense of $7.3 million and $14.6 million for the second quarter and first six months of 2016, respectively, compared to $8.0 million and $16.0 million for the second quarter and first six months of 2015. At June 30, 2016, the Company had $400.0 million in borrowings outstanding at an average interest rate of 7.2% and cash, marketable equity securities and other investments of $999.8 million.
In July 2016, a Kaplan UK company entered into a 4-year loan agreement for a £75 million borrowing. The overall effective interest rate is 2.01%, taking into account an interest rate swap agreement the Company entered into on the same date as the borrowing.
Provision for Income Taxes
The Company's effective tax rate for the first six months of 2016 was 31.7%, compared with 34.8% for the first six months of 2015. In the second quarter of 2016, the Company benefited from a favorable $5.6 million out of period deferred tax adjustment related to the KHE goodwill impairment recorded in the third quarter of 2015. Excluding this adjustment, the Company's effective tax rate for the first six months of 2016 was 35.6%.
The Company continues to record a valuation allowance with respect to Kaplan education division’s operations in Australia. As of June 30, 2016, a full valuation allowance is recorded on Australian net deferred tax assets of approximately $18 million, related to net operating tax loss carryforwards and other net temporary differences (excluding Australian capital loss carryovers). Realization of these deferred tax assets is dependent upon generating sufficient future operating income.  Based primarily on a history of prior year losses, the company determined it is not more likely than not that the benefit of the net deferred tax assets would be realized, and accordingly, maintains a full valuation allowance. However, Kaplan's Australian operations recently began to generate positive ordinary income, and should operating results continue to improve in the future, management believes it is possible that it may become more likely than not that all of the Australian deferred tax assets will be realized, and accordingly, a release of the Australian valuation allowance would be recorded at that time. The Company will continue to closely monitor actual and projected education division operating results in Australia.

Discontinued Operations
In 2015, the Company completed the spin-off of Cable ONE as an independent, publicly traded company and the sale of a school in China that was previously part of Kaplan International.
As a result of these transactions, income from continuing operations excludes the operating results and related loss, if any, on dispositions of these businesses, which have been reclassified to discontinued operations, net of tax, in 2015.
Earnings Per Share
The calculation of diluted earnings per share for the second quarter and first six months of 2016 was based on 5,574,336 and 5,612,959 weighted average shares outstanding, respectively, compared to 5,804,511 and 5,797,756 for the second quarter and first six months of 2015. At June 30, 2016, there were 5,617,444 shares outstanding. On May 14, 2015, the Board of Directors authorized the Company to acquire up to 500,000 shares of its Class B common stock; the Company has remaining authorization for 267,528 shares as of June 30, 2016.
Kaplan Higher Education (KHE) Regulatory Matters
On January 12, 2016, the ED commenced a negotiated rulemaking session to determine rules defining when a student may discharge certain federal financial aid debt based on improper actions by the student’s institution and when the ED may seek reimbursement from the institution for any discharged debt. On June 16, 2016, the ED issued proposed rules on borrower defenses to repayment and the ED’s comment deadline was August 1, 2016. The ED's goal is to issue a final rule by November 1, 2016; if the final rule is published by that date, it is expected to be effective July 1, 2017. If finalized, such rules could add significant risk to institutional participation in Title IV programs by greatly expanding loan discharges and mandating reimbursement from the student’s institution. The proposed rules for loan discharges include situations where mere allegations of misrepresentation by an institution may allow for discharge; in some cases, by classes of students as well as individual students. In addition, the proposed rules impose new requirements related to the financial responsibility rules; for schools to continue participation in the Title IV program, they would need to prove each year that they are financially sound. The ED is proposing use of a financial responsibility ratio calculation to make this determination. Under the rules, schools will be deemed “not financially responsible” if certain events happen, such as initiation of a lawsuit by a governmental agency or significant defense to repayment claims by students. Such “triggering events” would require schools to post a letter of credit equal to at least 10% of their total yearly Title IV draw. If the rule goes into effect as written, it is possible that Kaplan University will be subject to such letter of credit requirements in the future.  The proposed rules would also require schools not meeting a loan “repayment rate” threshold calculation to post public warnings in all marketing materials stating that the school may be financially risky to students. Finally, the draft rules include prohibitions on class action waivers in enrollment contracts and mandatory arbitration provisions. Kaplan University currently uses both mandatory arbitration and class action waivers to limit exposure to class action cases, and to more quickly and efficiently resolve student complaints. The Company cannot predict the ultimate scope and content of the final regulations, which may have a material adverse effect on KHE’s business and results of operations.
Financial Condition: Capital Resources and Liquidity
Acquisitions, Dispositions and Exchanges
Acquisitions.  In May 2016, Graham Media Group entered into an agreement to acquire two television stations for $60 million in cash and the assumption of certain pension obligations. The acquisition is subject to approval by the Federal Communications Commission, other regulatory approvals and the satisfaction of closing conditions.
In the first six months of 2016, the Company acquired three businesses included in its education division totaling $208.7 million. In January and February 2016, Kaplan acquired a 100% interest in Mander Portman Woodward, a leading provider of high-quality, bespoke education to UK and international students in London, Cambridge and Birmingham; and a 100% interest in Osborne Books, an educational publisher of learning resources for accounting qualifications in the UK. These acquisitions are included in Kaplan International. In the first six months of 2015, the Company did not make any acquisitions.
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
On September 3, 2015, Kaplan completed the sale of substantially all of the assets of its KHE Campuses business, consisting of 38 nationally accredited ground campuses and certain related assets, in exchange for a preferred equity interest in Education Corporation of America (ECA). KHE Campuses schools that were closed or were in the process of closing were not included in the sale transaction. In connection with the sale agreement, if required by the U.S. Department of Education (ED) in connection with its post-closing review of the transaction, Kaplan will provide a letter of credit or other credit support with the ED of up to approximately $45 million; any such letter of credit or other credit support could be drawn by the ED in the event that ECA defaults on its obligations to students. If issued, such letter of credit or other credit support would have a term of two years, after which Kaplan would have no further obligations.
In the second quarter of 2015, Kaplan also recorded a $6.9 million long-lived assets impairment charge in connection with the KHE Campuses business.
In the third quarter of 2015, Kaplan sold Franklyn Scholar, which was part of Kaplan International. In the second quarter of 2015, the Company sold The Root, a component of Slate, and Kaplan sold two small businesses, Structuralia, which was part of Kaplan International, and Fire and EMS Training, which was part of Kaplan Higher Education. As a result of these sales, the Company reported gains in other non-operating income. In the third quarter of 2014, Kaplan completed the sale of three of its schools in China that were previously included as part of Kaplan International. In January 2015, Kaplan completed the sale of an additional school in China.
Other. In June 2016, Residential and a Michigan hospital formed a joint venture to provide home health services to patients in western Michigan. In connection with this transaction, Residential contributed its western Michigan home health operations to the joint venture and then sold 60% of the newly formed venture to its Michigan hospital partner. Although Residential manages the operations of the joint venture, Residential holds a 40% interest in the joint venture, so the operating results of the joint venture are not consolidated and the pro rata operating results are included in the Company's equity in earnings of affiliates.
In June 2016, the Company purchased the outstanding 20% redeemable noncontrolling interest in Residential. At that time, the Company recorded an increase to redeemable noncontrolling interest of $3.4 million, with a corresponding decrease to capital in excess of par value, to reflect the redemption value of the redeemable noncontrolling interest at $24.0 million. Following this transaction, Celtic and Residential combined their business operations to form Graham Healthcare Group (GHG). The redeemable noncontrolling interest shareholders in Celtic exchanged their 20% interest in Celtic for a 10% mandatorily redeemable noncontrolling interest in the combined entity and the Company recorded a $4.1 million net increase to the mandatorily redeemable noncontrolling interest to reflect the estimated fair value of the mandatorily redeemable noncontrolling interest. The minority shareholders have an option to put their shares to the Company starting in 2020, and are required to put a percentage of their shares in 2022 and 2024, with the remaining shares required to be put by the minority shareholders in 2026. The redemption value is based on an EBITDA multiple, adjusted for working capital and other items, computed annually, with no limit on the amount payable. The Company now owns 90% of GHG. Because the noncontrolling interest is now mandatorily redeemable by the Company by 2026, it is reported as a noncurrent liability at June 30, 2016.
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
Capital Expenditures
During the first six months of 2016, the Company’s capital expenditures totaled $25.0 million. This amount includes assets acquired during the year, whereas the amounts reflected in the Company's Condensed Statements of Cash Flows are based on cash payments made during the relevant periods. The Company estimates that its capital expenditures will be in the range of $70 million to $80 million in 2016.

Liquidity
The Company’s borrowings were $400.0 million and $399.8 million, at June 30, 2016 and December 31, 2015, respectively.
At June 30, 2016, the Company had cash and cash equivalents, restricted cash and investments in marketable securities and other investments totaling $999.8 million, compared with $1,154.4 million at December 31, 2015. The decrease is largely due to acquisitions and common share repurchases. The Company’s net cash provided by operating activities, as reported in the Company’s Condensed Consolidated Statements of Cash Flows, was $135.5 million for the first six months of 2016, compared to $77.3 million for the first six months of 2015. The increase is largely due to significant income tax payments made in the first quarter of 2015, offset by the absence of the cable division operating results for the six months of 2016.
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
On July 14, 2016, Kaplan entered into a Facility Agreement (the Kaplan Credit Agreement) among Kaplan International Holdings Limited, as borrower, the lenders party thereto, HSBC BANK PLC as Facility Agent, and other agents party thereto. The Kaplan Credit Agreement provides for a four-year credit facility in an aggregate principal amount of £75 million. Borrowings will bear interest at a rate per annum of LIBOR plus an applicable interest rate margin between 1.25% and 1.75%, in each case determined on a quarterly basis by reference to a pricing grid based upon the Company's total leverage ratio. The credit facility requires that 6.66% of the outstanding aggregate amount of the loan be repaid on the first three anniversaries of funding, with the remaining balance due on July 1, 2020.
On July 25, 2016, Kaplan borrowed £75 million under the Kaplan Credit Agreement. On the same date, Kaplan entered into an interest rate swap agreement with a total notional value of £75 million and a maturity date of July 1, 2020. The interest rate swap agreement will pay Kaplan variable interest on the £75 million notional amount at the three-month LIBOR, and Kaplan will pay the counterparties a fixed rate of 0.51%, effectively resulting in a total fixed interest rate of 2.01% on the outstanding borrowings at the current applicable margin of 1.5%. The interest rate swap agreement was entered into to convert the variable rate British pound borrowing under the Kaplan Credit Agreement into a fixed rate borrowing. The Company provided a guarantee on any borrowings under the Kaplan Credit Agreement. Based on the terms of the interest rate swap agreement and the underlying borrowing, the interest rate swap agreement was determined to be effective, and thus qualifies as a cash flow hedge. As such, any changes in the fair value of the interest rate swap will be recorded in other comprehensive income on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows.
In the first six months of 2016, the Company acquired an additional 186,246 shares of its Class B common stock at a cost of approximately $89.1 million.
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
At June 30, 2016 and December 31, 2015, the Company had working capital of $883.1 million and $1,135.6 million, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments. The Company expects to fund its estimated capital needs primarily through existing cash balances and internally generated funds. In management’s opinion, the Company will have sufficient liquidity to meet its various cash needs throughout 2016.
In July 2016, Kaplan International Holdings Limited (KIHL) entered into an agreement with University of York International Pathway College LLP  (York International College) to loan the LLP approximately $35 million over the next eighteen months, to construct an academic building in the UK to be used by the College. York International College is a limited liability partnership joint venture between Kaplan York Limited (a subsidiary of Kaplan

International Colleges UK Limited) and a subsidiary of the University of York, for a pathways college. The loan will be repayable over 25 years at an interest rate of 7% and the loan is guaranteed by the University of York. While there is no strict requirement to make annual principal and interest payments, interest will be rolled up and accrue interest at 7% if no such payments are made. The loan becomes due and payable if the partnership agreement with Kaplan is terminated.
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
The Company is exposed to foreign exchange rate risk primarily at its Kaplan international operations, and the primary exposure relates to the exchange rate between the U.S. dollar and the British pound and the Australian dollar. This exposure includes British pound and Australian dollar denominated intercompany loans on U.S.-based Kaplan entities with a functional currency in U.S. dollars. In the first six months of 2016, the Company reported unrealized foreign currency losses of $29.5 million as a result of the decline in the British pound currency in the first six months of 2016; this includes an $11.5 million loss related to a British pound intercompany advance made in the first quarter of 2016 related to Kaplan's UK acquisitions.
The Company’s market risk disclosures set forth in its 2015 Annual Report filed on Form 10-K have not otherwise changed significantly.
Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (the Company’s principal executive officer) and the Company’s Senior Vice President-Finance (the Company’s principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of June 30, 2016. Based on that evaluation, the Company’s Chief Executive Officer and Senior Vice President-Finance have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Senior Vice President-Finance, in a manner that allows timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors.
The Company faces a number of significant risks and uncertainties in connection with its operations. If any of the events or developments described below occurs, it could have a material adverse effect on the Company’s business, financial condition or results of operations.
Other than as subsequently discussed, there have been no material changes to the Risk Factors disclosed in our 2015 Form 10-K.

•	Changes in International Regulatory and Physical Environments Could Negatively Affect International Student Enrollments
A substantial portion of Kaplan International’s revenue comes from programs that prepare international students to study and travel in English-speaking countries, principally the U.S., the UK, Australia and Singapore. Kaplan International’s ability to enroll students in these programs is directly dependent on its ability to comply with complex regulatory environments. For example, on June 23, 2016 the UK held a referendum in which voters approved exit from the European Union (“EU”), commonly referred to as “Brexit”. As a result of the referendum, there has been a sharp decline in the value of the British pound sterling as compared to the U.S. dollar and other currencies. In the longer term, any impact from Brexit will depend, in part, on the outcome of future negotiations regarding the terms of the UK’s withdrawal from the EU. Although the results of such negotiations are unknown, the outcome may disrupt the free movement of people, including students and employees, and goods and services between the UK, and the EU, undermine bilateral cooperation in key policy areas and create global economic and legal uncertainty. Any significant changes to the regulatory environment, or a natural disaster or pandemic in either the students’ countries of origin or the countries to which they desire to travel or study, could negatively affect Kaplan’s ability to attract and retain students, which could negatively impact Kaplan’s operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the quarter ended June 30, 2016, the Company purchased shares of its Class B Common Stock as set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan*	Maximum Number of Shares that May Yet Be Purchased Under the Plan*
April	16,480	$468.22	16,480	267,528
May	—	—	—	267,528
June	—	—	—	267,528
	16,480	$468.22	16,480
* On May 14, 2015 the Company’s Board of Directors authorized the Company to purchase, on the open market or otherwise, up to 500,000 shares of its Class B Common Stock. There is no expiration date for that authorization. All purchases made during the quarter ended June 30, 2016 were open market transactions.

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

101
The following financial information from Graham Holdings Company Quarterly Report on Form 10-Q for the period ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2016 and 2015, (ii) Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2016 and 2015, (iii) Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (iv) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2016 and 2015, and (v) Notes to Condensed Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed “furnished” and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

* Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAHAM HOLDINGS COMPANY
(Registrant)

Date: August 3, 2016	/s/ Timothy J. O’Shaughnessy
Timothy J. O'Shaughnessy, President & Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2016	/s/ Hal S. Jones
Hal S. Jones, Senior Vice President-Finance (Principal Financial Officer)