Form 10-Q
period 2016-09-30
Graham Holdings Co
filed 2016-11-02
CIK 104889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2016
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
Shares outstanding at October 28, 2016:
Class A Common Stock – 964,001 Shares
Class B Common Stock – 4,649,554 Shares

GRAHAM HOLDINGS COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30

(in thousands, except per share amounts)	2016	2015	2016	2015
Operating Revenues
Education	$386,936	$481,687	$1,207,086	$1,505,914
Advertising	86,531	68,898	225,590	205,489
Other	148,171	90,847	419,635	258,344
	621,638	641,432	1,852,311	1,969,747
Operating Costs and Expenses
Operating	293,194	302,029	880,859	922,373
Selling, general and administrative	237,694	285,563	709,344	864,380
Depreciation of property, plant and equipment	16,097	14,460	48,903	62,266
Amortization of intangible assets	6,620	4,512	19,160	13,897
Impairment of goodwill and other long-lived assets	—	248,591	—	255,467
	553,605	855,155	1,658,266	2,118,383
Income (loss) from Operations	68,033	(213,723)	194,045	(148,636)
Equity in (losses) earnings of affiliates, net	(1,008)	95	(895)	(662)
Interest income	740	481	2,052	1,363
Interest expense	(8,614)	(7,830)	(24,533)	(24,679)
Other (expense) income, net	(18,225)	(40,458)	15,871	(29,885)
Income (loss) from Continuing Operations Before Income Taxes	40,926	(261,435)	186,540	(202,499)
Provision (Benefit) for Income Taxes	7,800	(30,500)	54,000	(10,000)
Income (loss) from Continuing Operations	33,126	(230,935)	132,540	(192,499)
Income from Discontinued Operations, Net of Tax	—	379	—	42,170
Net Income (loss)	33,126	(230,556)	132,540	(150,329)
Net Income Attributable to Noncontrolling Interests	—	(287)	(868)	(1,495)
Net Income (loss) Attributable to Graham Holdings Company	33,126	(230,843)	131,672	(151,824)
Redeemable Preferred Stock Dividends	—	—	—	(631)
Net Income (loss) Attributable to Graham Holdings Company Common Stockholders	$33,126	$(230,843)	$131,672	$(152,455)
Amounts Attributable to Graham Holdings Company Common Stockholders
Income (loss) from continuing operations	$33,126	$(231,222)	$131,672	$(194,625)
Income from discontinued operations, net of tax	—	379	—	42,170
Net income (loss) attributable to Graham Holdings Company common stockholders	$33,126	$(230,843)	$131,672	$(152,455)
Per Share Information Attributable to Graham Holdings Company Common Stockholders
Basic income (loss) per common share from continuing operations	$5.90	$(40.32)	$23.33	$(34.18)
Basic income per common share from discontinued operations	—	0.07	—	7.99
Basic net income (loss) per common share	$5.90	$(40.25)	$23.33	$(26.19)
Basic average number of common shares outstanding	5,544	5,738	5,570	5,721
Diluted income (loss) per common share from continuing operations	$5.87	$(40.32)	$23.21	$(34.18)
Diluted income per common share from discontinued operations	—	0.07	—	7.99
Diluted net income (loss) per common share	$5.87	$(40.25)	$23.21	$(26.19)
Diluted average number of common shares outstanding	5,574	5,837	5,600	5,811

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2016	2015	2016	2015
Net Income (Loss)	$33,126	$(230,556)	$132,540	$(150,329)
Other Comprehensive Income (Loss), Before Tax
Foreign currency translation adjustments:
Translation adjustments arising during the period	(353)	(10,548)	(1,629)	(17,387)
Adjustment for sales of businesses with foreign operations	—	6,026	—	5,501
	(353)	(4,522)	(1,629)	(11,886)
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) for the period, net	12,154	3,836	7,190	(16,497)
Reclassification of realized gain on sale of available-for-sale securities included in net income	—	—	(6,256)	—
	12,154	3,836	934	(16,497)
Pension and other postretirement plans:
Amortization of net prior service cost included in net income	105	68	314	207
Amortization of net actuarial loss (gain) included in net income	289	(5,676)	868	(4,419)
Curtailment gains included in net income	—	51	—	51
Curtailment and settlement included in distribution to Cable ONE	—	1,403	—	1,403
	394	(4,154)	1,182	(2,758)
Cash flow hedge gain	49	—	49	179
Other Comprehensive Income (Loss), Before Tax	12,244	(4,840)	536	(30,962)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(5,039)	127	(866)	7,632
Other Comprehensive Income (Loss), Net of Tax	7,205	(4,713)	(330)	(23,330)
Comprehensive Income (Loss)	40,331	(235,269)	132,210	(173,659)
Comprehensive income attributable to noncontrolling interests	—	(287)	(868)	(1,495)
Total Comprehensive Income (Loss) Attributable to Graham Holdings Company	$40,331	$(235,556)	$131,342	$(175,154)

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands)	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$593,183	$754,207
Restricted cash	28,011	20,745
Investments in marketable equity securities and other investments	408,670	379,445
Accounts receivable, net	567,348	572,435
Income taxes receivable	19,920	48,383
Inventories and contracts in progress	35,283	32,068
Other current assets	63,162	53,439
Total Current Assets	1,715,577	1,860,722
Property, Plant and Equipment, Net	225,673	231,123
Investments in Affiliates	64,815	59,229
Goodwill, Net	1,150,446	1,017,513
Indefinite-Lived Intangible Assets, Net	68,780	21,885
Amortized Intangible Assets, Net	114,636	107,191
Prepaid Pension Cost	1,016,908	979,970
Deferred Charges and Other Assets	81,810	75,192
Total Assets	$4,438,645	$4,352,825

Liabilities and Equity
Current Liabilities
Accounts payable and accrued liabilities	$406,185	$428,014
Deferred revenue	334,577	297,135
Current portion of long-term debt	6,498	—
Dividends declared	6,797	—
Total Current Liabilities	754,057	725,149
Postretirement Benefits Other Than Pensions	35,267	33,947
Accrued Compensation and Related Benefits	194,693	203,280
Other Liabilities	67,458	70,678
Deferred Income Taxes	377,564	403,316
Mandatorily Redeemable Noncontrolling Interest	9,847	—
Long-Term Debt	490,910	399,800
Total Liabilities	1,929,796	1,836,170
Redeemable Noncontrolling Interest	50	25,957
Preferred Stock	—	—
Common Stockholders’ Equity
Common stock	20,000	20,000
Capital in excess of par value	360,515	356,887
Retained earnings	5,552,019	5,447,677
Accumulated other comprehensive income (loss), net of tax
Cumulative foreign currency translation adjustment	(6,478)	(4,849)
Unrealized gain on available-for-sale securities	59,060	58,500
Unrealized gain on pensions and other postretirement plans	261,739	261,029
Cash flow hedge	29	—
Cost of Class B common stock held in treasury	(3,738,085)	(3,648,546)
Total Equity	2,508,799	2,490,698
Total Liabilities and Equity	$4,438,645	$4,352,825

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30
(in thousands)	2016	2015
Cash Flows from Operating Activities
Net Income (Loss)	$132,540	$(150,329)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and goodwill and other long-lived asset impairment	68,063	403,444
Net pension benefit	(36,714)	(45,081)
Early retirement program expense	—	3,734
Stock-based compensation expense, net	10,319	38,423
(Gain) loss on disposition of businesses, property, plant and equipment, investments and other assets, net	(62,132)	19,634
Foreign exchange loss	33,324	16,191
Write-down of cost method investments	15,161	1,364
Gain on sale of equity affiliate	—	(4,827)
Equity in losses of affiliates, net of distributions	895	853
Benefit for deferred income taxes	(17,281)	(29,152)
Change in operating assets and liabilities:
Restricted cash	(7,266)	(449)
Accounts receivable, net	5,980	(20,480)
Accounts payable and accrued liabilities	(38,099)	74,112
Deferred revenue	28,014	(11,880)
Income taxes receivable	27,206	(159,490)
Other assets and other liabilities, net	(16,492)	(21,061)
Other	671	1,101
Net Cash Provided by Operating Activities	144,189	116,107
Cash Flows from Investing Activities
Investments in certain businesses, net of cash acquired	(242,472)	—
Net proceeds from disposition of businesses, property, plant and equipment, investments and other assets	36,777	(807)
Proceeds from sales of marketable equity securities	22,837	—
Purchases of property, plant and equipment	(41,373)	(120,018)
Purchases of marketable equity securities	(48,265)	(135,124)
Investments in equity affiliates and cost method investments	(4,550)	(19,038)
Disbursement of loan to affiliate	(7,730)	—
Other	—	60
Net Cash Used in Investing Activities	(284,776)	(274,927)
Cash Flows from Financing Activities
Issuance of borrowings	98,610	550,000
Cash distributed to Cable ONE in spin-off	—	(94,115)
Common shares repurchased	(90,328)	—
Purchase of noncontrolling interest	(21,000)	—
Dividends paid	(20,532)	(47,006)
Proceeds from exercise of stock options	1,200	11,308
Repayments of borrowings	—	(41,815)
Payments of financing costs	(648)	(9,944)
Other	15,408	5,334
Net Cash Used in Financing Activities	(17,290)	373,762
Effect of Currency Exchange Rate Change	(3,147)	(10,937)
Net (Decrease) Increase in Cash and Cash Equivalents	(161,024)	204,005
Beginning Cash and Cash Equivalents	754,207	773,986
Ending Cash and Cash Equivalents	$593,183	$977,991

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
Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States of America (GAAP) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (SEC). They include the assets, liabilities, results of operations and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or otherwise controlled by the Company. As permitted under such rules, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the three and nine months ended September 30, 2016 and 2015 may not be indicative of the Company’s future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
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

Cash flows from Cable ONE for the three and nine months ended September 30, 2015 are combined with the cash flows from operations within each of the categories presented. Cash flows from Cable ONE are as follows:

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2015	September 30, 2015
Net Cash (Used in) Provided by Operating Activities	$(4,468)	$111,665
Net Cash Used in Investing Activities	—	(74,416)
Spin-Off Costs: One-time Spin-Off transaction and financing and related costs of $7.4 million in 2015 are included in discontinued operations, net of tax.
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
The summarized income from discontinued operations, net of tax, is presented below:

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2015	September 30, 2015
Operating revenues	$—	$397,404
Operating costs and expenses	1,662	(325,379)
Operating income	1,662	72,025
Non-operating expense	—	(1,288)
Income from discontinued operations	1,662	70,737
Provision for income taxes	1,283	27,783
Net Income from Discontinued Operations	379	42,954
Loss on sale of discontinued operations	—	(732)
Provision for income taxes on disposition of discontinued operations	—	52
Income from Discontinued Operations, Net of Tax	$379	$42,170
3. INVESTMENTS
As of September 30, 2016 and December 31, 2015, the Company had commercial paper and money market investments of $372.2 million and $433.0 million, respectively, that are classified as cash, cash equivalents and restricted cash in the Company's Condensed Consolidated Balance Sheets.
Investments in marketable equity securities comprised the following:

	As of
	September 30, 2016	December 31, 2015
(in thousands)
Total cost	$284,343	$253,062
Gross unrealized gains	107,145	97,741
Gross unrealized losses	(8,711)	(240)
Total Fair Value	$382,777	$350,563
The Company settled on $48.3 million of marketable equity securities purchases during the first nine months of 2016, of which $47.9 million was purchased in the first nine months. There were $135.6 million of new investments in marketable equity securities during the first nine months of 2015.
The total proceeds from the sales of marketable equity securities for the first nine months of 2016 were $22.8 million, with realized gains of $6.3 million. There were no sales of marketable equity securities in the first nine months of 2015.
As of September 30, 2016, the Company held an approximate 20% interest in HomeHero and interests in several other affiliates; Residential Healthcare (Residential) held a 40% interest in Residential Home Health Illinois, a 42.5% interest in Residential Hospice Illinois and a 40% interest in the joint venture formed between Residential and a Michigan hospital; and Celtic Healthcare (Celtic) held a 40% interest in the joint venture formed between Celtic Healthcare and Allegheny Health Network (AHN) (see Note 4).

4. ACQUISITIONS AND DISPOSITIONS OF BUSINESSES
Acquisitions.  In May 2016, Graham Media Group entered into an agreement to acquire two television stations for $60 million in cash and the assumption of certain pension obligations. The acquisition is subject to approval by the Federal Communications Commission, other regulatory approvals and the satisfaction of closing conditions.
In the first nine months of 2016, the Company acquired three businesses included in its education division and one business in other businesses totaling $254.8 million. In September 2016, Dekko acquired a 100% interest in Electri-Cable Assemblies (ECA), a Shelton, CT based manufacturer of power, data and electrical solutions for the office furniture industry. This acquisition is included in other businesses. In January and February 2016, Kaplan acquired a 100% interest in Mander Portman Woodward, a leading provider of high-quality, bespoke education to UK and international students in London, Cambridge and Birmingham; and a 100% interest in Osborne Books, an educational publisher of learning resources for accounting qualifications in the UK. These acquisitions are included in Kaplan International.
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
Acquisition-related costs were expensed as incurred and were not significant. The aggregate purchase price of the 2016 acquisitions was allocated as follows on a preliminary basis:

	Weighted Average Life	Purchase Price Allocation
(in thousands)
Cash and cash equivalents		$10,587
Accounts receivable		8,415
Inventory		971
Other current assets		1,420
Property, plant and equipment		3,940
Goodwill		181,228
Indefinite-lived intangible assets
Trade names and trademarks		53,110
Amortized intangible assets
Student and customer relationships	6 years	22,292
Trade names and trademarks	6 years	2,425
Noncompete agreements	2 years	350
Other	7 years	2,200
	6 years	27,267
Current liabilities		(20,714)
Noncurrent liabilities		(11,378)
		$254,846
The fair values recorded were based upon preliminary valuations and the estimates and assumptions used in such valuations are subject to change, which could be significant, within the measurement period (up to one year from the acquisition date). The recording of deferred tax assets or liabilities, and the final amount of residual goodwill are not yet finalized. The Company expects to deduct $20.3 million of goodwill for income tax purposes from these four acquisitions.
The acquired companies were consolidated into the Company’s financial statements starting on their respective acquisition dates. The Company’s Condensed Consolidated Statements of Operations include aggregate revenues and operating loss for the companies acquired in 2016 of $6.1 million and $2.2 million, respectively, for the third quarter of 2016. The revenue and operating income were $31.4 million and $6.7 million, respectively, for the first nine months of 2016. The following unaudited pro forma financial information presents the Company’s results as if the acquisitions had occurred at the beginning of 2015. The unaudited pro forma information also includes the 2015 acquisitions as if they occurred at the beginning of 2014:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2016	2015	2016	2015
Operating revenues	$626,223	$696,570	$1,869,174	$2,147,273
Net income (loss)	32,400	(229,831)	135,478	(138,545)

These pro forma results were based on estimates and assumptions, which the Company believes are reasonable. They are not the results that would have been realized had these entities been part of the Company during the periods presented and are not necessarily indicative of the Company’s consolidated results of operations in future periods.
In the third quarter of 2016, the Company recorded adjustments to the deferred taxes included in the preliminary accounting of Dekko and SmartPros acquired in the fourth quarter of 2015. These adjustments resulted in a $20.2 million decrease to goodwill.
Spin-Off. On July 1, 2015, the Company completed the spin-off of Cable ONE, by way of a distribution of all the issued and outstanding shares of Cable ONE common stock, on a pro rata basis, to the Company's stockholders (see Note 2).
Sale of Businesses. In January 2016, Kaplan completed the sale of Colloquy, which was included in Kaplan Corporate and Other.
On September 3, 2015, Kaplan completed the sale of substantially all of the assets of its KHE Campuses business, consisting of 38 nationally accredited ground campuses and certain related assets, in exchange for a preferred equity interest in a vocational school company. KHE Campuses schools that were closed or were in the process of closing were not included in the sale transaction.
The revenue and operating losses related to schools that were sold as part of the KHEC Campuses sale are as follows:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
(in thousands)
Revenue	$43,121	$167,244
Operating income (loss)	629	(6,672)
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
In June 2016, the Company purchased the outstanding 20% redeemable noncontrolling interest in Residential. At that time, the Company recorded an increase to redeemable noncontrolling interest of $3.4 million, with a corresponding decrease to capital in excess of par value, to reflect the redemption value of the redeemable noncontrolling interest at $24.0 million. Following this transaction, Celtic and Residential combined their business operations to form Graham Healthcare Group (GHG). The redeemable noncontrolling interest shareholders in Celtic exchanged their 20% interest in Celtic for a 10% mandatorily redeemable noncontrolling interest in the combined entity and the Company recorded a $4.1 million net increase to the mandatorily redeemable noncontrolling interest to reflect the estimated fair value of the mandatorily redeemable noncontrolling interest. The minority shareholders have an option to put their shares to the Company starting in 2020, and are required to put a percentage of their shares in 2022 and 2024, with the remaining shares required to be put by the minority shareholders in 2026. The redemption value is based on an EBITDA multiple, adjusted for working capital and other items, computed annually, with no limit on the amount payable. The Company now owns 90% of GHG. Because the noncontrolling interest is now mandatorily redeemable by the Company by 2026, it is reported as a noncurrent liability at September 30, 2016.
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
Amortization of intangible assets for the three months ended September 30, 2016 and 2015 was $6.6 million and $4.5 million, respectively. Amortization of intangible assets for the nine months ended September 30, 2016 and 2015 was $19.2 million and $13.9 million, respectively. Amortization of intangible assets is estimated to be approximately $7 million for the remainder of 2016, $24 million in 2017, $22 million in 2018, $19 million in 2019, $18 million in 2020 and $25 million thereafter.
The changes in the carrying amount of goodwill, by segment, were as follows:

(in thousands)	Education	Television Broadcasting	Other Businesses	Total
Balance as of December 31, 2015
Goodwill	$1,006,096	$168,345	$202,814	$1,377,255
Accumulated impairment losses	(350,850)	—	(8,892)	(359,742)
	655,246	168,345	193,922	1,017,513
Measurement period adjustments	(2,781)	—	(16,930)	(19,711)
Acquisitions	160,894	—	20,334	181,228
Dispositions	—	—	(2,800)	(2,800)
Foreign currency exchange rate changes	(25,784)	—	—	(25,784)
Balance as of September 30, 2016
Goodwill	1,138,425	168,345	200,608	1,507,378
Accumulated impairment losses	(350,850)	—	(6,082)	(356,932)
	$787,575	$168,345	$194,526	$1,150,446
The changes in carrying amount of goodwill at the Company’s education division were as follows:

(in thousands)	Higher Education	Test Preparation	Kaplan International	Total
Balance as of December 31, 2015
Goodwill	$392,457	$166,098	$447,541	$1,006,096
Accumulated impairment losses	(248,591)	(102,259)	—	(350,850)
	143,866	63,839	447,541	655,246
Measurement period adjustments	(2,781)	—	—	(2,781)
Acquisitions	—	—	160,894	160,894
Foreign currency exchange rate changes	104	—	(25,888)	(25,784)
Balance as of September 30, 2016
Goodwill	389,780	166,098	582,547	1,138,425
Accumulated impairment losses	(248,591)	(102,259)	—	(350,850)
	$141,189	$63,839	$582,547	$787,575

Other intangible assets consist of the following:

		As of September 30, 2016			As of December 31, 2015
(in thousands)	Useful Life Range	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Student and customer relationships	2–10 years	$130,264	$51,902	$78,362	$108,806	$40,280	$68,526
Trade names and trademarks	2–10 years	55,705	27,929	27,776	53,848	23,941	29,907
Databases and technology	3–5 years	4,617	4,304	313	4,617	4,114	503
Noncompete agreements	2–5 years	1,731	1,273	458	1,381	1,012	369
Other	1–8 years (1)	12,031	4,304	7,727	10,095	2,209	7,886
		$204,348	$89,712	$114,636	$178,747	$71,556	$107,191
Indefinite-Lived Intangible Assets
Trade names and trademarks		$67,946			$21,051
Licensure and accreditation		834			834
		$68,780			$21,885
____________

(1)	The Company's other amortized intangible assets’ maximum useful life was 7 years as of December 31, 2015.
6. DEBT
The Company’s borrowings consist of the following:

	As of
	September 30, 2016	December 31, 2015
(in thousands)
7.25% unsecured notes due February 1, 2019 (1)	$398,938	$398,596
UK Credit facility (2)	96,984	—
Other indebtedness	1,486	1,204
Total Debt	$497,408	$399,800
Less: current portion	(6,498)	—
Total Long-Term Debt	$490,910	$399,800
____________

(1)	The carrying value is net of $0.1 million of unamortized debt issuance costs as of September 30, 2016 and December 31, 2015, respectively.

(2)	The carrying value is net of $0.6 million of unamortized debt issuance costs as of September 30, 2016.
The Company’s other indebtedness at September 30, 2016 is at interest rates from 2% and 6% and matures from 2019 to 2025.
On June 29, 2015, the Company entered into a credit agreement (the Credit Agreement) providing for a U.S. $200 million five-year revolving credit facility (the Facility). The Company may draw on the Facility for general corporate purposes. The Facility will expire on July 1, 2020, unless the Company and the banks agree to extend the term. The Credit Agreement contains terms and conditions, including remedies in the event of a default by the Company, typical of facilities of this type. As of September 30, 2016, the Company is in compliance with all financial covenants.
On July 14, 2016, Kaplan entered into a Facility Agreement (the Kaplan Credit Agreement) among Kaplan International Holdings Limited, as borrower, the lenders party thereto, HSBC BANK PLC as Facility Agent, and other agents party thereto. The Kaplan Credit Agreement provides for a four-year credit facility in an aggregate principal amount of £75.0 million. Borrowings bear interest at a rate per annum of LIBOR plus an applicable interest rate margin between 1.25% and 1.75%, in each case determined on a quarterly basis by reference to a pricing grid based upon the Company's total leverage ratio. The credit facility requires that 6.66% of the outstanding aggregate amount of the loan be repaid on the first three anniversaries of funding, with the remaining balance due on July 1, 2020.
On July 25, 2016, Kaplan borrowed £75 million under the Kaplan Credit Agreement. On the same date, Kaplan entered into an interest rate swap agreement with a total notional value of £75 million and a maturity date of July 1, 2020. The interest rate swap agreement will pay Kaplan variable interest on the £75 million notional amount at the three-month LIBOR, and Kaplan will pay the counterparties a fixed rate of 0.51%, effectively resulting in a total fixed interest rate of 2.01% on the outstanding borrowings at the current applicable margin of 1.50%. The interest rate swap agreement was entered into to convert the variable rate British pound borrowing under the Kaplan Credit

Agreement into a fixed rate borrowing. The Company provided a guarantee on any borrowings under the Kaplan Credit Agreement. Based on the terms of the interest rate swap agreement and the underlying borrowing, the interest rate swap agreement was determined to be effective, and thus qualifies as a cash flow hedge. As such, changes in the fair value of the interest rate swap are recorded in other comprehensive income on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows.
During the three months ended September 30, 2016 and 2015, the Company had average borrowings outstanding of approximately $473.7 million and $404.1 million, respectively, at average annual interest rates of approximately 6.2% and 7.2%, respectively. During the three months ended September 30, 2016 and 2015, the Company incurred net interest expense of $7.9 million and $7.3 million, respectively.
During the nine months ended September 30, 2016 and 2015, the Company had average borrowings outstanding of approximately $429.4 million and $435.8 million, respectively, at average annual interest rates of approximately 6.9% and 7.0%, respectively. During the nine months ended September 30, 2016 and 2015, the Company incurred net interest expense of $22.5 million and $23.3 million, respectively.
At September 30, 2016, the fair value of the Company’s 7.25% unsecured notes, based on quoted market prices (Level 2 fair value assessment), totaled $436.3 million, compared with the carrying amount of $398.9 million. At December 31, 2015, the fair value of the Company’s 7.25% unsecured notes, based on quoted market prices (Level 2 fair value assessment), totaled $436.6 million, compared with the carrying amount of $398.6 million. The carrying value of the Company’s other unsecured debt at September 30, 2016 approximates fair value.
7. FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	As of September 30, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market investments (1)	$—	$281,386	$—	$281,386
Commercial paper (2)	90,835	—	—	90,835
Marketable equity securities (3)	382,777	—	—	382,777
Other current investments (4)	9,746	16,147	—	25,893
Interest rate swap (5)	—	51	—	51
Total Financial Assets	$483,358	$297,584	$—	$780,942
Liabilities
Deferred compensation plan liabilities (6)	$—	$45,431	$—	$45,431
Mandatorily redeemable noncontrolling interest (7)	—	—	9,847	9,847
Total Financial Liabilities	$—	$45,431	$9,847	$55,278

	As of December 31, 2015
(in thousands)	Level 1	Level 2	Total
Assets
Money market investments (1)	$—	$433,040	$433,040
Marketable equity securities (3)	350,563	—	350,563
Other current investments (4)	12,822	16,060	28,882
Total Financial Assets	$363,385	$449,100	$812,485
Liabilities
Deferred compensation plan liabilities (6)	$—	$48,055	$48,055
____________

(1)	The Company’s money market investments are included in cash, cash equivalents and restricted cash and the value considers the liquidity of the counterparty.

(2)	The Company's commercial paper investments with original maturities of three months or less are included in cash and cash equivalents.

(3)	The Company’s investments in marketable equity securities are classified as available-for-sale.

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

(7)	The fair value of the mandatorily redeemable noncontrolling interest is based on an EBITDA multiple, adjusted for working capital and other items, which approximates fair value.

In the third quarter of 2016, the Company recorded an impairment charge of $15.0 million to its preferred equity interest in a vocational school company due to a decline in business conditions. The measurement of the preferred equity interest is classified as a Level 3 fair value assessment due to the significance of unobservable inputs developed in the determination of the fair value. The Company used a discounted cash flow model to determine the estimated fair value of the preferred equity interest and made estimates and assumptions regarding future cash flows, discount rates, long-term growth rates and market values to determine the estimated fair value.
In the third quarter of 2015, the Company recorded a goodwill impairment charge of $248.6 million. In the second quarter of 2015, the Company recorded a long-lived asset impairment charge of $6.9 million. The remeasurements of the goodwill and other long-lived assets are classified as Level 3 fair value assessments due to the significance of unobservable inputs developed in the determination of the fair values. The Company used a discounted cash flow model to determine the estimated fair value of the reporting unit. A market value approach was also utilized to supplement the discounted cash flow model. The Company made estimates and assumptions regarding future cash flows, discount rates, long-term growth rates and market values to determine the reporting unit’s estimated fair value.
8. INCOME TAXES
The Company's effective tax rate for the first nine months of 2016 was 28.9%. In the third quarter of 2016, $19.3 million of the valuation allowance recorded on Australian net deferred tax assets was released, as the Company determined that it was more likely than not that the benefit of the net deferred tax assets would be realized, based on improved operating results that have recently generated positive ordinary income. Also in the third quarter of 2016, $11.0 million in deferred tax assets were written off in connection with the Company’s designation of certain intercompany loans as long-term investments. In the second quarter of 2016, the Company benefited from a favorable $5.6 million out of period deferred tax adjustment related to the KHE goodwill impairment recorded in the third quarter of 2015.
The Company's effective tax rate on the loss for continuing operations for the first nine months of 2015 was 4.9%, as a large portion of the goodwill impairment charge and the goodwill included in the loss on the KHE Campuses sale are permanent differences.
9. EARNINGS (LOSS) PER SHARE
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

The following reflects the Company's income (loss) from continuing operations and share data used in the basic and diluted earnings (loss) per share computations using the two-class method:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands, except per share amounts)	2016	2015	2016	2015
Numerator:
Numerator for basic earnings per share:
Income (loss) from continuing operations attributable to Graham Holdings Company common stockholders	$33,126	$(231,222)	$131,672	$(194,625)
Less: Dividends paid-common stock outstanding and unvested restricted shares	(6,796)	(6,736)	(27,329)	(53,090)
Undistributed earnings (loss)	26,330	(237,958)	104,343	(247,715)
Percent allocated to common stockholders(1)	98.70%	100.00%	98.70%	100.00%
	25,987	(237,958)	102,987	(247,715)
Add: Dividends paid-common stock outstanding	6,708	6,621	26,976	52,180
Numerator for basic earnings (loss) per share	$32,695	$(231,337)	$129,963	$(195,535)
Add: Additional undistributed earnings due to dilutive stock options	2	—	7	—
Numerator for diluted earnings (loss) per share	$32,697	$(231,337)	$129,970	$(195,535)
Denominator:
Denominator for basic earnings (loss) per share:
Weighted average shares outstanding	5,544	5,738	5,570	5,721
Add: Effect of dilutive stock options	30	—	30	—
Denominator for diluted earnings (loss) per share	5,574	5,738	5,600	5,721
Graham Holdings Company Common Stockholders:
Basic earnings (loss) per share from continuing operations	$5.90	$(40.32)	$23.33	$(34.18)
Diluted earnings (loss) per share from continuing operations	$5.87	$(40.32)	$23.21	$(34.18)
____________

(1)
Percent of undistributed losses allocated to common stockholders is 100% in the third quarter and first nine months of 2015 as participating securities are not contractually obligated to share in losses.

Diluted earnings (loss) per share excludes the following weighted average potential common shares, as the effect would be antidilutive, as computed under the treasury stock method:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2016	2015	2016	2015
Weighted average restricted stock	42	50	40	53
Weighted average stock options	—	49	—	37
The diluted earnings per share amounts for the three and nine months ended September 30, 2016 exclude the effects of 102,000 stock options outstanding as their inclusion would have been antidilutive due to a market condition. The diluted loss per share amounts for the three and nine months ended September 30, 2015 exclude the effects of 77,258 stock options outstanding as their inclusion would have been antidilutive due to a market condition. The diluted earnings per share amounts for the three and nine months ended September 30, 2016 exclude the effects of 6,100 restricted stock awards as their inclusion would have been antidilutive due to a performance condition. The diluted loss per share amounts for the three and nine months ended September 30, 2015 exclude the effects of 5,050 restricted stock awards, as their inclusion would have been antidilutive due to a performance condition.
In the three and nine months ended September 30, 2016, the Company declared dividends totaling $1.21 and $4.84, respectively. In the three and nine months ended September 30, 2015, the Company declared regular dividends totaling $1.15 and $9.10, respectively.

10. PENSION AND POSTRETIREMENT PLANS
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
Defined Benefit Plans. The total benefit arising from the Company’s defined benefit pension plans, including a portion included in discontinued operations, consists of the following components:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2016	2015	2016	2015
Service cost	$5,040	$6,090	$15,422	$20,593
Interest cost	12,845	13,516	38,763	39,077
Expected return on assets	(30,348)	(33,673)	(91,122)	(96,771)
Amortization of prior service cost	74	79	223	241
Recognized actuarial gain	—	(6,057)	—	(6,057)
Net Periodic Benefit	(12,389)	(20,045)	(36,714)	(42,917)
Curtailment gains	—	(3,267)	—	(3,267)
Early retirement programs and special separation benefit expense	—	3,734	—	3,734
Total Benefit	$(12,389)	$(19,578)	$(36,714)	$(42,450)
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
In the third quarter of 2015, the Company recorded $3.7 million related to a Separation Incentive Program for certain Kaplan employees, which was funded from the assets of the Company's pension plan.
The total cost arising from the Company’s Supplemental Executive Retirement Plan (SERP), including a portion included in discontinued operations, consists of the following components:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2016	2015	2016	2015
Service cost	$246	$464	$738	$1,482
Interest cost	1,096	1,140	3,288	3,410
Amortization of prior service cost	114	115	342	343
Recognized actuarial loss	665	630	1,995	2,385
Net Periodic Cost	$2,121	$2,349	$6,363	$7,620
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

Defined Benefit Plan Assets. The Company’s defined benefit pension obligations are funded by a portfolio made up of a U.S. stock index fund, a relatively small number of stocks and high-quality fixed-income securities that are held by a third-party trustee. The assets of the Company’s pension plan were allocated as follows:

	As of
	September 30, 2016	December 31, 2015

U.S. equities	78%	62%
U.S. fixed income	15%	13%
International equities	7%	25%
	100%	100%
Beginning in the second quarter of 2016, the Company started managing approximately 44% of the pension assets internally, of which the majority is invested in a U.S. stock index fund with the remaining investments in Berkshire Hathaway stock and short-term fixed income securities. The remaining 56% of plan assets are still managed by two investment companies. The goal for the investments is to produce moderate long-term growth in the value of these assets, while protecting them against large decreases in value. Both investment managers may invest in a combination of equity and fixed-income securities and cash. The managers are not permitted to invest in securities of the Company or in alternative investments. The investment managers cannot invest more than 20% of the assets at the time of purchase in the stock of Berkshire Hathaway or more than 10% of the assets in the securities of any other single issuer, except for obligations of the U.S. Government, without receiving prior approval from the Plan administrator. As of September 30, 2016, the investment managers can invest no more than 23% of the assets they manage in specified international exchanges, at the time the investment is made, and no less than 10% of the assets could be invested in fixed-income securities.
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
The Company evaluated its defined benefit pension plan asset portfolio for the existence of significant concentrations (defined as greater than 10% of plan assets) of credit risk as of September 30, 2016. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country and individual fund. At September 30, 2016, the pension plan held investments in one common stock and one U.S. stock index fund that exceeded 10% of total plan assets, valued at $915.2 million, or 45% of total plan assets. At December 31, 2015, the pension plan held common stock in two investments that exceeded 10% of total plan assets, valued at $562.6 million, or 25% of total plan assets. At December 31, 2015, the pension plan held investments in one foreign country that exceeded 10% of total plan assets, valued at $332.4 million, or 15% of total plan assets.
Other Postretirement Plans. The total cost arising from the Company’s other postretirement plans consists of the following components:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2016	2015	2016	2015
Service cost	$346	$333	$1,039	$999
Interest cost	308	325	923	974
Amortization of prior service credit	(83)	(126)	(251)	(377)
Recognized actuarial gain	(376)	(249)	(1,127)	(747)
Net Periodic Cost	$195	$283	$584	$849

11. OTHER NON-OPERATING (EXPENSE) INCOME
A summary of non-operating (expense) income is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2016	2015	2016	2015
Gain on sale of land	$—	$—	$34,072	$—
Foreign currency loss, net	(3,797)	(12,972)	(33,324)	(16,191)
Gain (loss) on sales of businesses	—	(26,253)	18,931	(23,335)
Loss on write-downs of cost method investments	(15,000)	(1,114)	(15,161)	(1,364)
Gain on sales of marketable equity securities (see Note 3)	—	—	6,256	—
Gain on formation of joint ventures	—	—	3,232	5,972
Additional gain on sale of Classified Ventures	—	—	—	4,827
Other, net	572	(119)	1,865	206
Total Other Non-Operating (Expense) Income	$(18,225)	$(40,458)	$15,871	$(29,885)
In the third quarter of 2016, the Company recorded an impairment of $15.0 million to the preferred equity interest in a vocational school company.
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

12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The other comprehensive income (loss) consists of the following components:

	Three Months Ended September 30
	2016			2015
	Before-Tax	Income	After-Tax	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(353)	$—	$(353)	$(10,548)	$—	$(10,548)
Adjustment for sales of businesses with foreign operations	—	—	—	6,026	—	6,026
	(353)	—	(353)	(4,522)	—	(4,522)
Unrealized gains on available-for-sale securities:
Unrealized gains for the period, net	12,154	(4,862)	7,292	3,836	(1,535)	2,301

Pension and other postretirement plans:
Amortization of net prior service cost included in net income	105	(41)	64	68	(27)	41
Amortization of net actuarial loss (gain) included in net income	289	(116)	173	(5,676)	2,271	(3,405)
Curtailment gains included in net income	—	—	—	51	(21)	30
Curtailment and settlement included in distribution to Cable ONE	—	—	—	1,403	(561)	842
	394	(157)	237	(4,154)	1,662	(2,492)
Cash flow hedge:
Gain for the period	49	(20)	29	—	—	—
Other Comprehensive Income (Loss)	$12,244	$(5,039)	$7,205	$(4,840)	$127	$(4,713)

	Nine Months Ended September 30
	2016			2015
	Before-Tax	Income	After-Tax	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(1,629)	$—	$(1,629)	$(17,387)	$—	$(17,387)
Adjustment for sales of businesses with foreign operations	—	—	—	5,501	—	5,501
	(1,629)	—	(1,629)	(11,886)	—	(11,886)
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) for the period, net	7,190	(2,876)	4,314	(16,497)	6,599	(9,898)
Reclassification of realized gain on sale of available-for-sale securities included in net income	(6,256)	2,502	(3,754)	—	—	—
	934	(374)	560	(16,497)	6,599	(9,898)
Pension and other postretirement plans:
Amortization of net prior service cost included in net income	314	(125)	189	207	(82)	125
Amortization of net actuarial loss (gain) included in net income	868	(347)	521	(4,419)	1,768	(2,651)
Curtailment gains included in net income	—	—	—	51	(21)	30
Curtailment and settlement included in distribution to Cable ONE	—	—	—	1,403	(561)	842
	1,182	(472)	710	(2,758)	1,104	(1,654)
Cash flow hedge:
Gain for the period	49	(20)	29	179	(71)	108
Other Comprehensive Income (Loss)	$536	$(866)	$(330)	$(30,962)	$7,632	$(23,330)

The accumulated balances related to each component of other comprehensive income (loss) are as follows:

(in thousands, net of taxes)	Cumulative Foreign Currency Translation Adjustment	Unrealized Gain on Available-for- Sale Securities	Unrealized Gain on Pensions and Other Postretirement Plans	Cash Flow Hedge	Accumulated Other Comprehensive Income
Balance as of December 31, 2015	$(4,849)	$58,500	$261,029	$—	$314,680
Other comprehensive (loss) income before reclassifications	(1,629)	4,314	—	31	2,716
Net amount reclassified from accumulated other comprehensive income	—	(3,754)	710	(2)	(3,046)
Other comprehensive (loss) income, net of tax	(1,629)	560	710	29	(330)
Balance as of September 30, 2016	$(6,478)	$59,060	$261,739	$29	$314,350
The amounts and line items of reclassifications out of Accumulated Other Comprehensive Income (Loss) are as follows:

	Three Months Ended September 30		Nine Months Ended September 30		Affected Line Item in the Condensed Consolidated Statement of Operations

(in thousands)	2016	2015	2016	2015
Foreign Currency Translation Adjustments:
Adjustment for sales of businesses with foreign operations	$—	$6,026	$—	$5,501	Other (expense) income, net
Unrealized Gains on Available-for-sale Securities:
Realized gain for the period	—	—	(6,256)	—	Other (expense) income, net
	—	—	2,502	—	Provision (Benefit) for Income Taxes
	—	—	(3,754)	—	Net of Tax
Pension and Other Postretirement Plans:
Amortization of net prior service cost	105	68	314	207	(1)
Amortization of net actuarial loss (gain)	289	(5,676)	868	(4,419)	(1)
Curtailment gains	—	51	—	51	(1)
	394	(5,557)	1,182	(4,161)	Before tax
	(157)	2,223	(472)	1,665	Provision (Benefit) for Income Taxes
	237	(3,334)	710	(2,496)	Net of Tax
Cash Flow Hedge
	(3)	—	(3)	132	Interest expense
	1	—	1	(53)	Provision (Benefit) for Income Taxes
	(2)	—	(2)	79	Net of Tax
Total reclassification for the period	$235	$2,692	$(3,046)	$3,084	Net of Tax
____________

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension and postretirement plan cost (see Note 10).
13. CONTINGENCIES
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
In August 2011, the U.S. District Court for the Southern District of Florida issued a series of rulings in the Diaz case, which included three separate complaints: Diaz, Wilcox and Gillespie. The court dismissed the Wilcox complaint in its entirety; dismissed all False Claims Act allegations in the Diaz complaint, leaving only an individual employment claim; and dismissed in part the Gillespie complaint, thereby limiting the scope and time frame of its False Claims Act allegations regarding compliance with the U.S. Federal Rehabilitation Act. In October 2012, the court entered summary judgment in favor of the Company as to the sole remaining employment claim in the Diaz complaint. In July 2013, the court likewise entered summary judgment in favor of the Company on all remaining claims in the Gillespie complaint. Diaz and Gillespie each appealed to the U.S. Court of Appeals for the Eleventh Judicial Court. Arguments on both appeals were heard in February 2015. In March 2015, the court issued a decision affirming the lower court's dismissal of all of Gillespie's claims and three of the four Diaz claims but reversing and remanding on one remaining claim alleging that incentive compensation for admissions representatives was improperly based on enrollment counts. Kaplan filed an answer to Diaz's amended complaint in September 2015 and a renewed motion to dismiss, and a hearing was held in December 2015. In March 2016, the Court denied the motion to dismiss and discovery is ongoing in the case. In February 2016, Gillespie filed a new motion with the District Court alleging that the Court improperly refused to consider a motion to vacate while the case was on appeal; Kaplan filed an opposition to this motion that was denied by the Court.
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
In March and April 2015, the ED conducted a program review of the nationally accredited San Antonio (Ingram) and Hammond (Indiana) KHE campuses. These campuses were subsequently a part of the sale of the nationally accredited campuses to a vocational school company. Kaplan retains liability for any deficiency findings relating to pre-sale conduct. On July 20, 2016, the vocational school company received the Preliminary Program Review Report for the two reviews from the ED. The Report highlighted a number of required policy changes and requires the vocational school company to conduct a full review of student files over a two year period to help the Department determine if the school properly reported enrollment status for certain students to the National Student Loan Data System. Failure to properly report status could result in students receiving funds for which they were not entitled. Kaplan will work with the vocational school company on these reviews; however, until they are completed, Kaplan cannot predict the final outcome or potential liability associated with these reviews.
The Company does not expect the open program reviews to have a material impact on KHE; however, the results of open program reviews and their impact on Kaplan’s operations are uncertain.
Accreditation Review. In the second quarter of 2016, the Higher Learning Commission (HLC), Kaplan University's accreditor, conducted an on-site review as part of Kaplan University's regularly scheduled reaffirmation of accreditation. In August 2016, the HLC reaffirmed the Kaplan University accreditation for a ten-year term through the 2025-2026 academic year.

14. BUSINESS SEGMENTS
The Company has four reportable segments: Kaplan Higher Education, Kaplan Test Preparation, Kaplan International and television broadcasting.
The following table summarizes financial information related to each of the Company's business segments:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2016	2015	2016	2015
Operating Revenues
Education	$386,936	$481,746	$1,207,225	$1,505,973
Television broadcasting	112,389	89,693	300,927	264,010
Other businesses	122,313	70,052	344,298	199,823
Corporate office	—	—	—	—
Intersegment elimination	—	(59)	(139)	(59)
	$621,638	$641,432	$1,852,311	$1,969,747
Income (Loss) from Operations
Education	$16,333	$(242,777)	$63,713	$(249,778)
Television broadcasting	59,159	40,526	144,594	121,102
Other businesses	(10,801)	(3,059)	(21,593)	(10,382)
Corporate office	3,342	(8,413)	7,331	(9,578)
	$68,033	$(213,723)	$194,045	$(148,636)
Equity in (Losses) Earnings of Affiliates, Net	(1,008)	95	(895)	(662)
Interest Expense, Net	(7,874)	(7,349)	(22,481)	(23,316)
Other (Expense) Income, Net	(18,225)	(40,458)	15,871	(29,885)
Income (Loss) from Continuing Operations Before Income Taxes	$40,926	$(261,435)	$186,540	$(202,499)
Depreciation of Property, Plant and Equipment
Education	$9,977	$10,637	$31,322	$51,145
Television broadcasting	2,540	2,237	7,367	6,471
Other businesses	3,289	1,335	9,389	3,891
Corporate office	291	251	825	759
	$16,097	$14,460	$48,903	$62,266
Amortization of Intangible Assets and Impairment of Goodwill and Other Long-lived Assets
Education	$1,773	$249,930	$5,158	$259,780
Television broadcasting	63	63	189	189
Other businesses	4,784	3,110	13,813	9,395
Corporate office	—	—	—	—
	$6,620	$253,103	$19,160	$269,364
Net Pension (Credit) Expense
Education	$2,838	$7,525	$8,965	$15,419
Television broadcasting	428	425	1,285	1,207
Other businesses	279	328	839	707
Corporate office	(15,934)	(24,533)	(47,803)	(58,410)
	$(12,389)	$(16,255)	$(36,714)	$(41,077)

Asset information for the Company’s business segments are as follows:

	As of
(in thousands)	September 30, 2016	December 31, 2015
Identifiable Assets
Education	$1,383,555	$1,454,520
Television broadcasting	336,396	312,243
Other businesses	743,376	712,161
Corporate office	510,818	484,139
	$2,974,145	$2,963,063
Investments in Marketable Equity Securities	382,777	350,563
Investments in Affiliates	64,815	59,229
Prepaid Pension Cost	1,016,908	979,970
Total Assets	$4,438,645	$4,352,825

The Company’s education division comprises the following operating segments:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2016	2015	2016	2015
Operating Revenues
Higher education	$148,602	$203,529	$472,131	$681,814
Test preparation	78,291	83,706	224,102	233,313
Kaplan international	160,456	192,702	512,068	585,486
Kaplan corporate and other	47	1,905	190	5,723
Intersegment elimination	(460)	(96)	(1,266)	(363)
	$386,936	$481,746	$1,207,225	$1,505,973
Income (Loss) from Operations
Higher education	$11,494	$3,153	$50,037	$28,510
Test preparation	8,588	13,620	13,314	16,365
Kaplan international	1,561	8,295	22,937	33,585
Kaplan corporate and other	(5,310)	(267,882)	(22,526)	(328,333)
Intersegment elimination	—	37	(49)	95
	$16,333	$(242,777)	$63,713	$(249,778)
Depreciation of Property, Plant and Equipment
Higher education	$4,157	$4,066	$12,325	$13,688
Test preparation	1,441	2,052	4,837	7,205
Kaplan international	4,360	4,277	13,739	14,004
Kaplan corporate and other	19	242	421	16,248
	$9,977	$10,637	$31,322	$51,145
Amortization of Intangible Assets	$1,773	$1,339	$5,158	$4,313
Impairment of Goodwill and Other Long-lived Assets	$—	$248,591	$—	$255,467
Pension Expense
Higher education	$1,905	$3,964	$5,715	$9,028
Test preparation	768	775	2,304	2,325
Kaplan international	67	114	201	326
Kaplan corporate and other	98	2,672	745	3,740
	$2,838	$7,525	$8,965	$15,419
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
Asset information for the Company's education division is as follows:

	As of
(in thousands)	September 30, 2016	December 31, 2015
Identifiable assets
Higher education	$227,203	$447,282
Test preparation	139,975	134,535
Kaplan international	980,911	826,475
Kaplan corporate and other	35,466	46,228
	$1,383,555	$1,454,520

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.
This analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto.
Results of Operations
The Company reported income from continuing operations attributable to common shares of $33.1 million ($5.87 per share) for the third quarter of 2016, compared to a loss of $231.2 million ($40.32 per share) for the third quarter of 2015. Net loss attributable to common shares was $230.8 million ($40.25 per share) for the third quarter of 2015, including $0.4 million ($0.07 per share) in income from discontinued operations. (Refer to “Discontinued Operations” discussion below.)
Items included in the Company’s income from continuing operations for the third quarter of 2016:

•	a $15.0 million non-operating expense from the write-down of a cost method investment (after-tax impact of $9.6 million, or $1.70 per share);

•	$3.8 million in non-operating foreign currency losses (after-tax impact of $2.4 million, or $0.43 per share); and

•	a net nonrecurring $8.3 million deferred tax benefit related to Kaplan's international operations ($1.47 per share).
Items included in the Company’s loss from continuing operations for the third quarter of 2015:

•	$248.6 million goodwill impairment charge related to the Kaplan Higher Education (KHE) business (after-tax impact of $217.1 million, or $37.85 per share);

•	$9.5 million in restructuring charges at the education division (after-tax impact of $5.8 million, or $1.00 per share);

•	$18.8 million in expense related to the modification of stock options awards related to the cable spin-off (after-tax impact of $11.6 million, or $1.99 per share);

•	$26.3 million in net non-operating losses arising from the sales of two businesses (after tax impact of $24.3 million, or $4.16 share); and

•	$13.0 million in non-operating foreign currency losses (after-tax impact of $8.0 million, or $1.37 per share).
Revenue for the third quarter of 2016 was $621.6 million, down 3% from $641.4 million in the third quarter of 2015. Revenues declined at the education division, offset by an increase at the television broadcasting division and in other businesses. The Company reported operating income of $68.0 million for the third quarter of 2016, compared to an operating loss of $213.7 million for the third quarter of 2015. Operating results improved at the education and television broadcasting divisions, offset by a decline in other businesses.
For the first nine months of 2016, the Company reported income from continuing operations attributable to common shares of $131.7 million ($23.21 per share), compared to a loss of $194.6 million ($34.18 per share) for the first nine months of 2015. Net loss attributable to common shares was $152.5 million ($26.19 per share) for the first nine months of 2015, including income of $42.2 million ($7.99 per share) in income from discontinued operations. (Refer to “Discontinued Operations” discussion below.)
Items included in the Company’s income from continuing operations for the first nine months of 2016:

•	a $40.3 million non-operating gain from the sales of land and marketable equity securities (after-tax impact of $25.0 million, or $4.42 per share);

•	a $22.2 million non-operating gain arising from the sale of a business and the formation of a joint venture (after-tax impact of $13.6 million, or $2.37 per share);

•	a $15.0 million non-operating expense from the write-down of a cost method investment (after-tax impact of $9.6 million, or $1.70 per share);

•	$33.3 million in non-operating foreign currency losses (after-tax impact of $21.3 million, or $3.76 per share);

•	a net nonrecurring $8.3 million deferred tax benefit related to Kaplan's international operations ($1.47 per share); and

•	a favorable $5.6 million out of period deferred tax adjustment related to the KHE goodwill impairment recorded in the third quarter of 2015 ($1.00 per share).

Items included in the Company’s income from continuing operations for the first nine months of 2015:

•	$255.5 million goodwill and long-lived asset impairment charges related to the KHE business (after-tax impact of $221.5 million, or $38.57 per share);

•	$36.8 million in restructuring charges and accelerated depreciation at the education division (after-tax impact of $23.3 million, or $4.01 per share);

•	$18.8 million in expense related to the modification of stock options awards related to the cable spin-off (after-tax impact of $11.6 million, or $2.00 per share);

•	$12.5 million in non-operating losses arising from the sales of five businesses and an investment, and on the formation of a joint venture (after tax impact of $15.7 million, or $2.82 per share); and

•	$16.2 million in non-operating foreign currency losses (after-tax impact of $10.1 million, or $1.73 per share).
Revenue for the first nine months of 2016 was $1,852.3 million, down 6% from $1,969.7 million in the first nine months of 2015. Revenues declined at the education division, offset by an increase at the television broadcasting division and in other businesses. The Company reported operating income of $194.0 million for the first nine months of 2016, compared to an operating loss of $148.6 million for the first nine months of 2015. Operating results improved at the education and television broadcasting divisions, offset by a decline in other businesses.
Division Results
Education
Education division revenue totaled $386.9 million for the third quarter of 2016, down 20% from revenue of $481.7 million for the same period of 2015. Kaplan reported operating income of $16.3 million for the third quarter of 2016, compared to an operating loss of $242.8 million for the third quarter of 2015. Operating results for the third quarter of 2015 included a $248.6 million goodwill impairment charge related to KHE. Operating results for the third quarter of 2015 also included restructuring costs of $9.5 million.
For the first nine months of 2016, education division revenue totaled $1,207.2 million, down 20% from revenue of $1,506.0 million for the same period of 2015. Kaplan reported operating income of $63.7 million for the first nine months of 2016, compared to an operating loss of $249.8 million for the first nine months of 2015. Operating results for the first nine months of 2015 included $255.5 million in goodwill and other long-lived asset impairment charges related to KHE. Restructuring costs totaled $36.8 million for the first nine months of 2015.
A summary of Kaplan’s operating results for the third quarter and first nine months of 2016 compared to 2015 is as follows:

	Three Months Ended			Nine Months Ended
	September 30			September 30
(in thousands)	2016	2015	% Change	2016	2015	% Change
Revenue
Higher education	$148,602	$203,529	(27)	$472,131	$681,814	(31)
Test preparation	78,291	83,706	(6)	224,102	233,313	(4)
Kaplan international	160,456	192,702	(17)	512,068	585,486	(13)
Kaplan corporate and other	47	1,905	(98)	190	5,723	(97)
Intersegment elimination	(460)	(96)	—	(1,266)	(363)	—
	$386,936	$481,746	(20)	$1,207,225	$1,505,973	(20)
Operating Income (Loss)
Higher education	$11,494	$3,153	—	$50,037	$28,510	76
Test preparation	8,588	13,620	(37)	13,314	16,365	(19)
Kaplan international	1,561	8,295	(81)	22,937	33,585	(32)
Kaplan corporate and other	(3,537)	(17,952)	80	(17,368)	(68,553)	75
Amortization of intangible assets	(1,773)	(1,339)	(32)	(5,158)	(4,313)	(20)
Impairment of goodwill and other long-lived assets	—	(248,591)	—	—	(255,467)	—
Intersegment elimination	—	37	—	(49)	95	—
	$16,333	$(242,777)	—	$63,713	$(249,778)	—
KHE includes Kaplan’s domestic postsecondary education businesses, made up of fixed-facility colleges and online postsecondary and career programs. KHE also includes the domestic professional and other continuing education businesses.

Since 2012, KHE has closed campuses, consolidated facilities and reduced its workforce. On September 3, 2015, Kaplan completed the sale of substantially all of the remaining assets of its KHE Campuses business. In connection with these and other plans, KHE incurred $3.8 million and $9.2 million in restructuring costs in the third quarter and first nine months of 2015, respectively. For the third quarter of 2015, these costs included severance ($3.1 million, $1.7 million of which were funded from the assets of the Company’s pension plan), lease obligation losses ($0.5 million) and accelerated depreciation ($0.2 million). For the first nine months of 2015, these costs included severance ($5.3 million, $1.7 million of which were funded from the assets of the Company’s pension plan), lease obligation losses ($2.3 million), accelerated depreciation ($1.5 million) and other items ($0.1 million).
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
KHE results, excluding the impairment charge, include revenue and operating losses (including restructuring charges) related to all KHE Campuses, those sold or closed, including Mount Washington College and Bauder College, as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2016	2015	2016	2015
Revenue	$195	$45,341	$1,259	$176,800
Operating loss	$(301)	$(14,745)	$(2,400)	$(33,808)
In the third quarter and first nine months of 2016, KHE revenue declined 27% and 31%, respectively, due to campus sales and closings, and declines in average enrollments at Kaplan University, offset by increased revenues at the domestic professional and other continuing education businesses. KHE operating results improved in the third quarter and first nine months of 2016 due to reduced losses at the KHE Campuses business, lower marketing expenditures at Kaplan University and improved results at the domestic professional and other continuing education businesses, partially offset by lower enrollment at Kaplan University.
New higher education student enrollments at Kaplan University declined 17% in the third quarter of 2016 and 25% for the first nine months of 2016 due to lower demand across Kaplan University programs. Total students at Kaplan University were 34,462 at September 30, 2016, down 20% from September 30, 2015.
Kaplan University enrollments at September 30, 2016 and 2015, by degree and certificate programs, are as follows:

	As of September 30
	2016	2015
Certificate	7.7%	3.5%
Associate’s	19.5%	27.4%
Bachelor’s	51.0%	47.3%
Master’s	21.8%	21.8%
	100.0%	100.0%
Kaplan Test Preparation (KTP) includes Kaplan’s standardized test preparation programs. KTP revenue declined 6% and 4% for the third quarter and first nine months of 2016, respectively. Enrollments, excluding the new economy skills training offerings, were down 1% for the first nine months of 2016. In comparison to 2015, KTP operating results were down 37% and 19% in the third quarter and the first nine months of 2016, respectively, due to investment in new economy skills training programs and lower revenues from a change in the enrollment mix to lower priced programs. Operating losses for the new economy skills training programs were $9.8 million and $4.7 million for the first nine months of 2016 and 2015, respectively.
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
Kaplan International revenue declined 17% and 13% for the third quarter and first nine months of 2016, of which 5% was due to currency fluctuations. The remaining decrease is due to enrollment declines in English-language and Pathways programs. Revenue growth from the 2016 acquisitions was largely offset by revenue declines due to prior year dispositions. Operating income declined in the third quarter and first nine months of 2016, due largely to the reduced English-language and Pathways results, partially offset by operating income from newly acquired businesses.

Kaplan corporate and other represents unallocated expenses of Kaplan, Inc.’s corporate office, other minor businesses and certain shared activities. In the third quarter of 2015, Kaplan corporate recorded $5.3 million in severance expense, $2.1 million of which was funded from the assets of the Company's pension plan. In the first nine months of 2015, Kaplan corporate recorded $26.5 million in restructuring charges, including accelerated depreciation ($16.2 million) and lease obligation losses ($4.9 million) related to office space managed by Kaplan corporate, and severance ($5.4 million, $2.1 million of which was funded from the assets of the Company's pension plan). In 2016, Kaplan corporate expenses also declined due to the benefits from restructuring activities and a reduction in incentive compensation expense. Also, 2015 spending for the replacement of its human resources system was not repeated in 2016.
In the first quarter of 2016, Kaplan sold Colloquy, which was a part of Kaplan corporate and other, for a gain of $18.9 million that is included in other non-operating income. In the first nine months of 2015, Kaplan also sold four businesses, including the KHE Campuses business and a small business that was part of KHE, and two businesses that were part of Kaplan International. The net loss on the sale of these businesses totaled $26.3 million and $24.9 million in the third quarter and first nine months of 2015, respectively, that is also included in other non-operating expense for the relevant periods.
Television Broadcasting
Revenue at the television broadcasting division increased 25% to $112.4 million in the third quarter of 2016, from $89.7 million in the same period of 2015; operating income for the third quarter of 2016 increased 46% to $59.2 million, from $40.5 million in the same period of 2015. The revenue increase is due to $13.1 million in incremental summer Olympics-related advertising revenue at the Company's NBC affiliates, a $7.2 million increase in political advertising revenue and $4.4 million more in retransmission revenues. The increase in operating income is due to the revenue increase, offset by higher spending on digital initiatives and increased network fees.
Revenue at the television broadcasting division increased 14% to $300.9 million in the first nine months of 2016, from $264.0 million in the same period of 2015; operating income for the first nine months of 2016 increased 19% to $144.6 million, from $121.1 million in the same period of 2015. The revenue increase is due to $13.1 million in incremental summer Olympics-related advertising revenue at the Company's NBC affiliates, $14.5 million more in retransmission revenues and a $9.9 million increase in political advertising revenue. The increase in operating income is due to the revenue increase, offset by higher spending on digital initiatives and increased network fees.
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

Other Businesses
A summary of Other Businesses’ operating results for the third quarter and first nine months of 2016 compared to 2015 is as follows:

	Three Months Ended			Nine Months Ended
	September 30%			September 30%
(in thousands)	2016	2015	Change	2016	2015	Change
Operating Revenues
Manufacturing	$62,207	$19,273	—	$176,908	$52,638	—
Healthcare	37,690	33,770	12	110,068	98,697	12
SocialCode	15,180	10,926	39	38,961	29,634	31
Other	7,236	6,083	19	18,361	18,854	(3)
	$122,313	$70,052	75	$344,298	$199,823	72
Operating Expenses
Manufacturing	$58,430	$17,594	—	$169,145	$48,997	—
Healthcare	36,383	31,797	14	107,288	94,077	14
SocialCode	26,017	12,939	—	54,223	32,206	68
Other	12,284	10,781	14	35,235	34,925	1
	$133,114	$73,111	82	$365,891	$210,205	74
Operating Income (Loss)
Manufacturing	$3,777	$1,679	—	$7,763	$3,641	—
Healthcare	1,307	1,973	(34)	2,780	4,620	(40)
SocialCode	(10,837)	(2,013)	—	(15,262)	(2,572)	—
Other	(5,048)	(4,698)	(7)	(16,874)	(16,071)	(5)
	$(10,801)	$(3,059)	—	$(21,593)	$(10,382)	—
Depreciation
Manufacturing	$1,809	$227	—	$5,588	$693	—
Healthcare	686	713	(4)	2,090	2,099	0
SocialCode	241	115	—	683	271	—
Other	553	280	98	1,028	828	24
	$3,289	$1,335	—	$9,389	$3,891	—
Amortization of Intangible Assets
Manufacturing	$3,089	$1,394	—	$8,722	$4,184	—
Healthcare	1,674	1,695	(1)	5,028	5,124	(2)
SocialCode	—	—	—	—	—	—
Other	21	21	—	63	87	(28)
	$4,784	$3,110	54	$13,813	$9,395	47
Pension Expense
Manufacturing	$24	$36	(33)	$62	$54	15
Healthcare	—	—	—	—	—	—
SocialCode	135	113	19	406	202	—
Other	120	179	(33)	371	451	(18)
	$279	$328	(15)	$839	$707	19
Manufacturing includes three businesses: Dekko, a manufacturer of electrical workspace solutions, architectural lighting, and electrical components and assemblies acquired in November 2015; Joyce/Dayton Corp., a Dayton, OH, based manufacturer of screw jacks and other linear motion systems; and Forney, a global supplier of products and systems that control and monitor combustion processes in electric utility and industrial applications.
Manufacturing revenues and operating income increased in the first nine months of 2016 due primarily to the Dekko acquisition. In September 2016, Dekko acquired Electri-Cable Assemblies (ECA), a Shelton, CT based manufacturer of power, data and electrical solutions for the office furniture industry.
The Graham Healthcare Group (GHG) provides home health and hospice services in six states. In June 2016, the Company acquired the outstanding 20% redeemable noncontrolling interest in Residential Healthcare (Residential). Also in June 2016, Celtic Healthcare (Celtic) and Residential combined their business operations and the Company now owns 90% of the combined entity, known as GHG. The Company incurred approximately $2.0 million in expenses in conjunction with these transactions in the second quarter of 2016. Healthcare revenues increased 12% in the first nine months of 2016 due primarily to patient growth for both home health and hospice. Operating results were down for the first nine months of 2016, largely due to the expenses incurred related to the transactions in the second quarter of 2016 and an increase in information systems costs.
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
SocialCode is a provider of marketing solutions on social, mobile and video platforms. SocialCode revenues increased 39% and 31% in the third quarter and first nine months of 2016, due to continued growth in digital advertising service revenues. SocialCode reported operating losses of $10.8 million and $15.3 million for the third quarter and first nine months of 2016, respectively; these results include incentive accruals of $11.3 million and $12.0 million related to phantom equity appreciation plans, for the relevant periods.The expense amounts related to these plans for the comparable periods of 2015 were insignificant. As of September 30, 2016, the accrual balance related to these plans is $21.2 million.
Other businesses also include Slate and Foreign Policy, which publish online and print magazines and websites; and two investment stage businesses, Panoply and CyberVista. Losses from each of these businesses in the third quarter and first nine months of 2016 adversely affected operating results.
In the second quarter of 2015, the Company sold The Root, an online magazine; the related gain on disposition is included in other non-operating income. In the fourth quarter of 2015, Trove, a digital innovation team, was largely integrated into SocialCode and Trove's offerings were discontinued.
Corporate Office
Corporate office includes the expenses of the Company’s corporate office, the pension credit for the Company’s traditional defined benefit plan and certain continuing obligations related to prior business dispositions. In the third quarter of 2015, the Company recorded $18.8 million in incremental stock option expense, due to stock option modifications that resulted from the Cable ONE spin-off. The total pension credit for the Company’s traditional defined benefit plan was $48.1 million and $58.7 million in the first nine months of 2016 and 2015, respectively.
Without the pension credit, corporate office expenses declined in the first nine months of 2016 due primarily to lower compensation costs.
Equity in Earnings (Losses) of Affiliates
At September 30, 2016, the Company held interests in a number of home health and hospice joint ventures, and interests in several other affiliates. The Company recorded equity in losses of affiliates of $1.0 million for the third quarter of 2016, compared to earnings of $0.1 million for the third quarter of 2015. The Company recorded equity in losses of affiliates of $0.9 million for the first nine months of 2016, compared to $0.7 million for the first nine months of 2015.
Other Non-Operating Income (Expense)
The Company recorded total other non-operating expense, net, of $18.2 million for the third quarter of 2016, compared to $40.5 million for the third quarter of 2015. The 2016 amounts included a $15.0 million write-down of a cost method investment and $3.8 million in foreign currency losses, partially offset by other items. The 2015 amounts included $26.3 million in losses from the sales of businesses, $13.0 million in foreign currency losses and other items.
The Company recorded total other non-operating income, net, of $15.9 million for the first nine months of 2016, compared to $29.9 million in non-operating expense, net for the first nine months of 2015. The 2016 amounts included a $34.1 million gain on the sale of land; an $18.9 million gain on the sale of a business; a $6.3 million gain on the sale of marketable equity securities; a $3.2 million gain on the Residential joint venture transaction and other items, partially offset by $33.3 million in foreign currency losses and $15.2 million in cost method investment write-downs. The 2015 amounts included $23.3 million in losses from the sales of businesses, $16.2 million in foreign currency losses and other items, offset by a $6.0 million gain on the Celtic joint venture transaction and a $4.8 million increase to the Classified Ventures gain.

Net Interest Expense and Related Balances
The Company incurred net interest expense of $7.9 million and $22.5 million for the third quarter and first nine months of 2016, respectively, compared to $7.3 million and $23.3 million for the third quarter and first nine months of 2015. At September 30, 2016, the Company had $497.4 million in borrowings outstanding at an average interest rate of 6.2% and cash, marketable equity securities and other investments of $1,029.9 million.
In July 2016, a Kaplan UK company entered into a 4-year loan agreement for a £75 million borrowing. The overall effective interest rate is 2.01%, taking into account an interest rate swap agreement the Company entered into on the same date as the borrowing.
Provision for Income Taxes
The Company's effective tax rate for the first nine months of 2016 was 28.9%. In the third quarter of 2016, $19.3 million of the valuation allowance recorded on Australian net deferred tax assets was released, as the Company determined that it was more likely than not that the benefit of the net deferred tax assets would be realized, based on improved operating results that have recently generated positive ordinary income. Also in the third quarter of 2016, $11.0 million in deferred tax assets were written off in connection with the Company’s designation of certain intercompany loans as long-term investments. In the second quarter of 2016, the Company benefited from a favorable $5.6 million out of period deferred tax adjustment related to the KHE goodwill impairment recorded in the third quarter of 2015. Excluding these adjustments, the Company's effective tax rate for the first nine months of 2016 was 36.4%.
The Company's effective tax rate on the loss for continuing operations for the first nine months of 2015 was 4.9%, as a large portion of the goodwill impairment charge and the goodwill included in the loss on the KHE Campuses sale are permanent differences. Excluding the effect of these permanent differences, the effective tax rate for continuing operations for the first nine months of 2015 was 38.0%.
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
Earnings Per Share
The calculation of diluted earnings per share for the third quarter and first nine months of 2016 was based on 5,573,982 and 5,599,898 weighted average shares outstanding, respectively, compared to 5,837,107 and 5,810,672 for the third quarter and first nine months of 2015. At September 30, 2016, there were 5,617,576 shares outstanding. On May 14, 2015, the Board of Directors authorized the Company to acquire up to 500,000 shares of its Class B common stock; the Company has remaining authorization for 264,859 shares as of September 30, 2016.
Kaplan Higher Education (KHE) Regulatory Matters
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

In October 2016, the ED issued draft debt-to-earnings rates. Kaplan University (KU) has no programs that are currently accepting enrollments in which the draft rates failed the GE test. KU has four programs currently accepting enrollments for which the draft rates put them in zone status. These four programs accounted for $70.9 million and $41.5 million in revenue for 2015 and for the first nine months of 2016, respectively. KU is evaluating these programs with plans to implement remediation changes to secure GE compliance. KU is reviewing the ratios provided, as well as the underlying supporting data to which KU has access; KU has 45 days to appeal the ratios. The ED expects to release final debt-to-earnings rates in early 2017.
Borrower Repayment Defenses. On January 12, 2016, the ED commenced a negotiated rulemaking session to determine rules defining when a student may discharge certain federal financial aid debt based on improper actions by the student’s institution and when the ED may seek reimbursement from the institution for any discharged debt. On June 16, 2016, the ED issued proposed rules on borrower defenses to repayment and the ED’s comment deadline was August 1, 2016. The ED issued final rules on November 1, 2016 that will be effective on July 1, 2017. The rules add significant risk to institutional participation in Title IV programs by greatly expanding the potential for loan discharges and mandating reimbursement from the student’s institution. The rules for loan discharges include situations where mere allegations of misrepresentation by an institution may serve as the basis for discharge; in some cases, by classes of students as well as individual students. Under the rules, students can seek discharge of loans disbursed in the past under the prior standard, with application of the new process to those loans. For loans made on or after July 1, 2017, there is a six-year statute of limitation based on misrepresentation or breach of contract.
In addition, the rules impose new requirements related to the financial responsibility rules; Under the rules, schools will be deemed “not financially responsible” if certain events happen, such as initiation of a lawsuit by a governmental agency or significant defense to repayment claims by students. Such “triggering events” would, in certain cases, require schools to post a letter of credit equal to at least 10% of their total yearly Title IV draw; it is possible that Kaplan University could be subject to such letter of credit requirements in the future.  The rules also require schools not meeting a loan “repayment rate” threshold calculation to disclose that in all marketing materials. Finally, the rules include prohibitions on class action waivers in enrollment contracts and pre-dispute arbitration provisions. Kaplan University currently uses both mandatory arbitration and class action waivers to limit exposure to class action cases, and to more quickly and efficiently resolve student complaints. The Company is in the process of assessing the impact of the final regulations, which may have a material adverse effect on KHE’s business and results of operations.
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
In the first nine months of 2016, the Company acquired three businesses included in its education division and one business in other businesses totaling $254.8 million. In September 2016, Dekko acquired a 100% interest in Electri-Cable Assemblies (ECA), a Shelton, CT based manufacturer of power, data and electrical solutions for the office furniture industry. This acquisition is included in other businesses. In January and February 2016, Kaplan acquired a 100% interest in Mander Portman Woodward, a leading provider of high-quality, bespoke education to UK and international students in London, Cambridge and Birmingham; and a 100% interest in Osborne Books, an educational publisher of learning resources for accounting qualifications in the UK. These acquisitions are included in Kaplan International.
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
On September 3, 2015, Kaplan completed the sale of substantially all of the assets of its KHE Campuses business, consisting of 38 nationally accredited ground campuses and certain related assets, in exchange for a preferred equity interest in a vocational school company. KHE Campuses schools that were closed or were in the process of closing were not included in the sale transaction.
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
In June 2016, the Company purchased the outstanding 20% redeemable noncontrolling interest in Residential. At that time, the Company recorded an increase to redeemable noncontrolling interest of $3.4 million, with a corresponding decrease to capital in excess of par value, to reflect the redemption value of the redeemable noncontrolling interest at $24.0 million. Following this transaction, Celtic and Residential combined their business operations to form Graham Healthcare Group (GHG). The redeemable noncontrolling interest shareholders in Celtic exchanged their 20% interest in Celtic for a 10% mandatorily redeemable noncontrolling interest in the combined entity and the Company recorded a $4.1 million net increase to the mandatorily redeemable noncontrolling interest to reflect the estimated fair value of the mandatorily redeemable noncontrolling interest. The minority shareholders have an option to put their shares to the Company starting in 2020, and are required to put a percentage of their shares in 2022 and 2024, with the remaining shares required to be put by the minority shareholders in 2026. The redemption value is based on an EBITDA multiple, adjusted for working capital and other items, computed annually, with no limit on the amount payable. The Company now owns 90% of GHG. Because the noncontrolling interest is now mandatorily redeemable by the Company by 2026, it is reported as a noncurrent liability at September 30, 2016.
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
Capital Expenditures
During the first nine months of 2016, the Company’s capital expenditures totaled $43.4 million. This amount includes assets acquired during the year, whereas the amounts reflected in the Company's Condensed Statements of Cash Flows are based on cash payments made during the relevant periods. The Company estimates that its capital expenditures will be in the range of $65 million to $75 million in 2016.
Liquidity
The Company’s borrowings were $497.4 million and $399.8 million, at September 30, 2016 and December 31, 2015, respectively.
At September 30, 2016, the Company had cash and cash equivalents, restricted cash and investments in marketable securities and other investments totaling $1,029.9 million, compared with $1,154.4 million at December 31, 2015. The decrease is largely due to acquisitions and common share repurchases. The Company’s net cash provided by operating activities, as reported in the Company’s Condensed Consolidated Statements of Cash Flows, was $144.2 million for the first nine months of 2016, compared to $116.1 million for the first nine months of 2015. The increase is largely due to significant income tax payments made in the first quarter of 2015, offset by the absence of the cable division operating results for the six months of 2016.
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

On July 14, 2016, Kaplan entered into a Facility Agreement (the Kaplan Credit Agreement) among Kaplan International Holdings Limited, as borrower, the lenders party thereto, HSBC BANK PLC as Facility Agent, and other agents party thereto. The Kaplan Credit Agreement provides for a four-year credit facility in an aggregate principal amount of £75 million. Borrowings bear interest at a rate per annum of LIBOR plus an applicable interest rate margin between 1.25% and 1.75%, in each case determined on a quarterly basis by reference to a pricing grid based upon the Company's total leverage ratio. The credit facility requires that 6.66% of the outstanding aggregate amount of the loan be repaid on the first three anniversaries of funding, with the remaining balance due on July 1, 2020.
On July 25, 2016, Kaplan borrowed £75 million under the Kaplan Credit Agreement. On the same date, Kaplan entered into an interest rate swap agreement with a total notional value of £75 million and a maturity date of July 1, 2020. The interest rate swap agreement will pay Kaplan variable interest on the £75 million notional amount at the three-month LIBOR, and Kaplan will pay the counterparties a fixed rate of 0.51%, effectively resulting in a total fixed interest rate of 2.01% on the outstanding borrowings at the current applicable margin of 1.5%. The interest rate swap agreement was entered into to convert the variable rate British pound borrowing under the Kaplan Credit Agreement into a fixed rate borrowing. The Company provided a guarantee on any borrowings under the Kaplan Credit Agreement. Based on the terms of the interest rate swap agreement and the underlying borrowing, the interest rate swap agreement was determined to be effective, and thus qualifies as a cash flow hedge. As such, changes in the fair value of the interest rate swap are recorded in other comprehensive income on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows.
In the first nine months of 2016, the Company acquired an additional 188,915 shares of its Class B common stock at a cost of approximately $90.3 million.
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
At September 30, 2016 and December 31, 2015, the Company had working capital of $961.5 million and $1,135.6 million, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments. The Company expects to fund its estimated capital needs primarily through existing cash balances and internally generated funds. In management’s opinion, the Company will have sufficient liquidity to meet its various cash needs throughout 2016.
In July 2016, Kaplan International Holdings Limited (KIHL) entered into an agreement with University of York International Pathway College LLP  (York International College) to loan the LLP approximately $35 million over the next eighteen months, to construct an academic building in the UK to be used by the College. York International College is a limited liability partnership joint venture between Kaplan York Limited (a subsidiary of Kaplan International Colleges UK Limited) and a subsidiary of the University of York, that operates a pathways college. The loan will be repayable over 25 years at an interest rate of 7% and the loan is guaranteed by the University of York. While there is no strict requirement to make annual principal and interest payments, interest will be rolled up and accrue interest at 7% if no such payments are made. The loan becomes due and payable if the partnership agreement with Kaplan is terminated. In the third quarter of 2016, KIHL advanced approximately $7.7 million to York International College.
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
The Company is exposed to foreign exchange rate risk primarily at its Kaplan international operations, and the primary exposure relates to the exchange rate between the U.S. dollar and the British pound and the Australian dollar. This exposure includes British pound and Australian dollar denominated intercompany loans on U.S.-based Kaplan entities with a functional currency in U.S. dollars. In the first nine months of 2016, the Company reported foreign currency losses of $33.3 million, largely as a result of the decline in the British pound currency in the first nine months of 2016; this includes a realized $16.5 million loss related to a British pound intercompany advance made in the first quarter of 2016 related to Kaplan's UK acquisitions that has been repaid.
The Company’s market risk disclosures set forth in its 2015 Annual Report filed on Form 10-K have not otherwise changed significantly.
Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (the Company’s principal executive officer) and the Company’s Senior Vice President-Finance (the Company’s principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of September 30, 2016. Based on that evaluation, the Company’s Chief Executive Officer and Senior Vice President-Finance have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Senior Vice President-Finance, in a manner that allows timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1A. Risk Factors.
The Company faces a number of significant risks and uncertainties in connection with its operations. If any of the events or developments described below occurs, it could have a material adverse effect on the Company’s business, financial condition or results of operations.
Other than as subsequently discussed, there have been no material changes to the Risk Factors disclosed in our 2015 Form 10-K and the Form 10-Q for the quarter ended June 30, 2016.

•	ED Rules Regarding Borrower Defense to Repayment Could Have a Material Adverse Effect on Kaplan’s Business and Operations
On November 1, 2016, the ED issued final rules effective July 1, 2017, that expand the bases on which students may discharge federal financial aid loans and mandate reimbursement from the student’s institution for any discharged debt. The rules permit loan discharges based on substantial misrepresentations, breaches of contract, or favorable judgments against the school; in some cases, by classes of students as well as individual students. In addition, the rules impose new triggers for determining whether a school will be deemed “not financially responsible” requiring schools to post a letter of credit equal to at least 10% of a school’s yearly Title IV funds.  The triggers include lawsuits by government agencies or significant defense to repayment claims by students. The rules also require schools not meeting a loan “repayment rate” threshold calculation to disclose that in all marketing materials. The Company cannot predict how the ED will interpret and enforce the new borrower defense to repayment rules in the future; however,  the  new rules could have a material adverse effect on Kaplan’s business and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the quarter ended September 30, 2016, the Company purchased shares of its Class B Common Stock as set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan*	Maximum Number of Shares that May Yet Be Purchased Under the Plan*
July	2,669	$474.11	2,669	264,859
August	—	—	—	264,859
September	—	—	—	264,859
	2,669	$474.11	2,669
* On May 14, 2015 the Company’s Board of Directors authorized the Company to purchase, on the open market or otherwise, up to 500,000 shares of its Class B Common Stock. There is no expiration date for that authorization. All purchases made during the quarter ended September 30, 2016 were open market transactions.

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

101
The following financial information from Graham Holdings Company Quarterly Report on Form 10-Q for the period ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2016 and 2015, (ii) Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2016 and 2015, (iii) Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (iv) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2016 and 2015, and (v) Notes to Condensed Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed “furnished” and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

* Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAHAM HOLDINGS COMPANY
(Registrant)

Date: November 2, 2016	/s/ Timothy J. O’Shaughnessy
Timothy J. O’Shaughnessy, President & Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2016	/s/ Hal S. Jones
Hal S. Jones, Senior Vice President-Finance (Principal Financial Officer)