Form 10-K
period 2016-12-31
Graham Holdings Co
filed 2017-02-24
CIK 104889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
Aggregate market value of the registrant’s common equity held by non-affiliates on June 30, 2016, based on the closing price for the Company’s Class B Common Stock on the New York Stock Exchange on such date: approximately $2,200,000,000.
Shares of common stock outstanding at February 17, 2017:
Class A Common Stock –  964,001 shares
Class B Common Stock –  4,627,585 shares
Documents partially incorporated by reference:
Definitive Proxy Statement for the registrant’s 2017 Annual Meeting of Stockholders
(incorporated in Part III to the extent provided in Items 10, 11, 12, 13 and 14 hereof).

GRAHAM HOLDINGS COMPANY 2016 FORM 10-K

PART I
Item 1. Business.
Graham Holdings Company (the Company) is primarily a diversified education and media company. The Company’s Kaplan subsidiary provides a wide variety of educational services, both domestically and outside the United States. The Company’s media operations comprise the ownership and operation of television broadcasting (through the ownership and operation of seven television broadcast stations), plus Slate and Foreign Policy magazines. The Company also owns home health and hospice providers, three industrial companies and Social Code LLC, a marketing solutions provider.
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
The Company’s operations in geographic areas outside the U.S. consist primarily of Kaplan’s non-U.S. operations. During the fiscal years 2016, 2015 and 2014, these operations accounted for approximately 25%, 26% and 26%, respectively, of the Company’s consolidated revenues, and the identifiable assets attributable to non-U.S. operations represented approximately 20% and 18% of the Company’s consolidated assets at December 31, 2016 and 2015, respectively.
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
The following table presents revenues for each of Kaplan’s segments:

	Year Ended December 31
(in thousands)	2016	2015	2014
Kaplan Higher Education	$617,047	$849,625	$1,010,058
Kaplan Test Preparation	286,556	301,607	304,662
Kaplan International	696,362	770,273	840,915
Kaplan Corporate and Intersegment Eliminations	(1,504)	6,016	4,782
Total Kaplan Revenue	$1,598,461	$1,927,521	$2,160,417
Kaplan Higher Education
Kaplan Higher Education (KHE) currently consists of Kaplan University. Kaplan University provides a wide array of certificate, diploma and degree programs designed to meet the needs of students seeking to advance their education and career goals.
In 2015 Kaplan sold substantially all of the assets of its KHE Campuses business, which consisted of 38 nationally accredited ground campuses and certain related assets. Kaplan's Bauder College campus in Atlanta and Mount Washington College in New Hampshire were not part of this sale, however Kaplan ceased enrollment in its Bauder College campus and Mount Washington College campus in 2014 and 2015, respectively, and each school completed the teach-out of its students and closed during 2016. In 2016, Kaplan’s U.S.-based KHE division consisted primarily of Kaplan University.
Kaplan University.  Kaplan University specializes in online education, is accredited by the Higher Learning Commission of the North Central Association of Colleges and Schools (HLC), a regional accreditor approved by the U.S. Secretary of Education, and holds other programmatic accreditations. Most of Kaplan University’s programs are offered online, while some are offered in a traditional classroom format at 15 locations in Iowa, Indiana, Maine, Maryland, Missouri, Nebraska and Wisconsin. Kaplan University also includes Concord Law School, a fully online law school. At year-end 2016, Kaplan University had approximately 32,000 students enrolled.
Also residing within Kaplan University is the School of Professional and Continuing Education (PACE). PACE offers a wide range of education solutions to assist professionals in advancing their careers by obtaining professional licenses, designations and certifications. This includes solutions for insurance, securities, mortgage and appraisal licensing exams and for advanced designations, such as CFA® and CPA exams. PACE serves approximately 3,700 business-to-business clients, including 125 Fortune 500 companies. In 2016, over 460,000 students used PACE’s exam preparation offerings.

Program Offerings and Enrollment
Kaplan University offers certificate and degree programs in a variety of subject areas. Among them are the following:

Certificate	Associate’s	Bachelor’s	Master’s
•   Arts and Sciences

•  Criminal Justice~

•   Education Studies*

•   Health Sciences

•   Information Systems and Technology*+

•   Legal and Paralegal Studies+

•   Nursing~+

~certificate/diploma
*graduate certificate
+post-baccalaureate certificate

•   Arts and Sciences

•   Business/Management

•   Criminal Justice

•   Fire Safety and Emergency Management

•   Health Sciences

•   Information Systems and Technology

•   Legal and Paralegal Studies

•   Nursing

•   Public Administration

•   Arts and Sciences

•   Business/Management

•   Criminal Justice

•   Fire Safety and Emergency Management

•   Health Sciences

•   Information Systems and Technology

•   Legal and Paralegal Studies

•   Nursing

•   Political Science and Public
    and Environmental Policy

•   Arts and Sciences

•   Business/Management

•   Criminal Justice

•   Health Sciences

•   Education Studies

•   Information Systems and Technology

•   Legal and Paralegal Studies

•   Nursing

•   Public and Environmental Policy

Kaplan University’s higher education enrollments by certificate and degree programs are set forth below:

	At December 31
	2016	2015	2014
Certificate	7.7%	4.4%	2.3%
Associate’s	18.1%	25.0%	29.6%
Bachelor’s	50.9%	48.4%	44.3%
Master’s	23.3%	22.2%	23.8%
Total	100.0%	100.0%	100.0%
Financial Aid Programs and Regulatory Environment
Funds provided under the U.S. Federal student financial aid programs that have been created under Title IV of the U.S. Federal Higher Education Act of 1965, as amended (Higher Education Act), historically have been responsible for a majority of KHE revenues. During 2016, funds received under Title IV programs accounted for approximately $437 million, or approximately 71%, of total KHE revenues, and 27% of Kaplan, Inc. revenues. The Company estimates that funds received from students borrowing under third-party private loan programs comprised less than 1% of KHE revenues. Direct student payments, funds received under various state and federal agency grant programs and corporate reimbursement under tuition assistance programs accounted for most of the remaining 2016 KHE revenues. The significant role of Title IV funding in the operations of KHE is expected to continue.
Title IV programs encompass various forms of student loans and non-repayable grants. In some cases, the U.S. Federal government subsidizes a portion of the student interest expense of Title IV loans. Subsidized loans and grants are only available to students who can demonstrate financial need. During 2016, approximately 87% of the $437 million of Title IV funds received by KHE came from student loans, and approximately 13% of such funds came from grants.
Title IV Eligibility and Compliance With Title IV Program Requirements. To maintain eligibility to participate in Title IV programs, a school must comply with extensive statutory and regulatory requirements relating to its financial aid management, educational programs, financial strength, administrative capability, compensation practices, facilities, recruiting practices, representations made to current and prospective students, and various other matters. In addition, the school must be licensed, or otherwise legally authorized, to offer postsecondary educational programs by the appropriate governmental body in the state or states in which it is physically located or is otherwise subject to state authorization requirements, be accredited by an accrediting agency recognized by the U.S. Department of Education (ED) and be certified to participate in the Title IV programs by the ED. Schools are required periodically to apply for renewal of their authorization, accreditation or certification with the applicable state governmental bodies, accrediting agencies and the ED. In accordance with ED regulations, our campuses are grouped into a main campus and additional campus locations. Kaplan University is assigned its own identification number, known as an OPEID number, for the purpose of determining compliance with certain Title IV requirements. No assurance can be given that Kaplan University or its individual programs will maintain their Title IV eligibility, accreditation and state authorization in the future or that the ED might not successfully assert that Kaplan University has previously failed to comply with Title IV requirements.
The ED may place a school on provisional certification status under certain circumstances, including, but not limited to, failure to satisfy certain standards of financial responsibility or administrative capability, or upon a change in ownership resulting in a change of control. Provisional certification status carries fewer due process protections than full certification. As a result, the ED may withdraw an institution’s provisional certification more easily than if it is fully certified. In addition, the ED may subject an institution on provisional certification status to greater scrutiny in some instances, for example, when it applies for approval to add a new location or program or makes another substantive program change. Provisional certification does not otherwise limit access to Title IV program funds by students attending the institution. On December 17, 2015, Kaplan University, in connection with the renewal of its U.S. Department of Education Program Participation Agreement, received notice from the ED that it had been placed on provisional certification status until September 30, 2018, in relation to an open and ongoing ED program review. The ED has not notified Kaplan University of any negative findings. However, at this time we cannot predict the outcome of the program review. During the period of provisional certification, Kaplan University must obtain prior ED approval to open a new location, add an educational program, acquire another school or make any other significant change.
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
Student Default Rates.  A school may lose its eligibility to participate in Title IV programs if student defaults on the repayment of Title IV loans exceed specified rates, referred to as “cohort default rates.” The ED calculates a cohort default rate for each OPEID number. If a school’s cohort default rate exceeds 40% for any single year, it will lose its eligibility to participate in the Direct Loan programs for at least two fiscal years, effective 30 days after notification from the ED. If a school’s cohort default rate equals or exceeds 30% for three consecutive years, it will lose its Title IV eligibility to participate in the Direct Loan and U.S. Federal Pell Grant programs effective 30 days after notification from the ED and will remain ineligible for at least two fiscal years. If a school’s cohort default rate equals or exceeds 30% in two of the three most recent fiscal years for which rates have been issued by the ED, it may be placed on provisional certification by the ED and, under new regulations that take effect on July 1, 2017, may be required to submit a letter of credit to the ED.
The three-year cohort default rates for Kaplan University, the only OPEID unit that continued operations through the end of 2016, for the U.S. Federal fiscal years ending September 30, 2013, 2012 and 2011, were 12.4%, 12.9% and 20%, respectively.
Because Kaplan University receives a significantly lower level of taxpayer-funded grants and subsidies than community colleges, state schools and not-for-profit schools, Kaplan University is more dependent on tuition, and its students are more dependent on loans.
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
Recent Federal Rulemaking
Borrower Defense to Repayment Regulations. On November 1, 2016, the ED issued final rules, effective July 1, 2017, that expand the bases on which borrowers may obtain a discharge of their federal financial aid loans and that establish a process for the ED to commence a separate proceeding against the institution to recover the discharged amounts.
The final rules amend existing procedures and standards for borrowers seeking the discharge of certain Title IV loans first disbursed prior to July 1, 2017, based on certain acts or omissions of the institution. The final rules also expand the bases for borrowers to obtain discharges of certain Title IV loans first disbursed on or after July 1, 2017, including any substantial misrepresentations by the school or any of its representatives or individuals or entities with whom the institution has an agreement, certain breaches of contract and certain favorable judgments against the school. The final rules include procedures for borrowers to assert discharge claims as a group rather than individually and create extended and, in some cases, unlimited statutes of limitation for the submission of discharge claims. The final rules also establish procedures for the evaluation of claims, for minimal school participation in the process and for the ED to consolidate and present borrower claims during the process. If the borrower discharge claims are approved, the ED may discharge some or all of the loans and initiate a separate proceeding to recover any discharged loans from the institution.
In addition, the final rules also amend the ED’s financial responsibility regulations by, among other things, imposing two sets of triggers for determining whether the ED may require the institution to furnish the ED with a letter of credit or other form of acceptable financial protection and to accept other requirements the ED might impose. The first set of triggers includes the following:

•	a requirement to pay any debt or incur any liability arising from a final judgment in a judicial proceeding or from an administrative proceeding or determination, or from a settlement;

•
a lawsuit that has been pending for 120 days and that was brought by a federal or state authority for financial relief on claims related to making a Direct Loan for enrollment at the institution or the provision of educational services;

•	other lawsuits in which the institution’s summary judgment motion was denied or not filed;

•	an accrediting agency requirement to submit a teach-out plan in connection with closing one or more of the institution’s locations;

•	having one or more programs that could lose Title IV eligibility based on rates for next award year; and

•	certain withdrawals of owner’s equity from the institution.
An institution participating in Title IV programs must maintain a certain level of financial responsibility as reflected by a composite score that incorporates various financial data from annual financial statements submitted to the ED. If one of the above triggers occurs, the ED would recalculate the institution’s composite score by estimating the amount of actual and potential losses resulting from the triggering event and determining whether the recalculated composite score results in the institution failing the financial responsibility standards. The rules for estimating potential losses are broad. For example, the rules generally presume that potential losses from pending lawsuits equal the amount sought in the complaint or in any final demand letter.
The second set of triggers that could result in the ED imposing a letter of credit requirement and other conditions or requirements include the following:

•	the failure to comply for the most recently completed fiscal year with the 90/10 rule requiring less than 90% of an institution's receipts be derived from Title IV programs;

•	an SEC warning that it may suspend trading on the institution’s stock;

•	the failure to file certain reports with the SEC;

•	receipt of notice of noncompliance with exchange requirements;

•	notice that the institution’s stock is delisted;

•	cohort default rates of at least 30% for the institution’s two most recent rates;

•	certain significant fluctuations in Title IV funding;

•	certain citations for failure to comply with state agency requirements;

•	failure to comply with yet-to-be-developed ED financial stress tests;

•	high annual dropout rates;

•	probation, show cause or similar action by an institution’s accrediting agency;

•	certain violations of loan agreements;

•	expected or pending claims for borrower relief discharges; and

•	certain other events that the ED might identify as reasonably likely to have a material adverse effect on the financial condition, business or results of operations of the institution.

If the ED deems that the institution failed the financial responsibility standards based on one or more of the aforementioned events listed in the regulations or based on the institution’s failure to comply with other requirements in the financial responsibility regulations, the ED may permit the institution to continue participating in the Title IV programs under a provisional certification and would require the institution to submit a letter of credit or other form of financial protection, comply with certain student debt-to-income ratios under the ED's gainful employment rules discussed below and potentially accept other conditions or restrictions.
If the ED requires a letter of credit based on a trigger from either set of triggers, the rules require the letter of credit to equal 10% of the total amount of Title IV funds received by the institution during its most recently completed fiscal year plus any additional amount that the ED determines is necessary to fully cover any estimated losses. The ED also may place the institution on provisional certification, impose certain reporting requirements, place the institution on the heightened cash monitoring or reimbursement payment methods and impose other conditions or requirements. The ED may require the institution to maintain the letter of credit until the institution’s composite score is 1.0 or greater and the triggering events have been resolved or cease to exist.
The rules also require schools not meeting a loan “repayment rate” threshold calculation to provide an ED-prepared warning to current and prospective students and to include the warning on its website and in promotional materials and advertisements. The rules also include new provisions related to arbitration and class-action lawsuits, including prohibitions regarding an institution’s use of pre-dispute arbitration agreements and class-action waivers.
The regulations have a general effective date of July 1, 2017. The Company cannot predict how the ED will interpret and enforce the new borrower defense to repayment rules in the future or how these rules may impact Kaplan University’s participation in the Title IV programs; however, the new rules could have a material adverse effect on Kaplan’s business and results of operations, and the broad sweep of the rules may, in the future, require Kaplan to submit a letter of credit as indicated above.
Gainful Employment. Under the Higher Education Act, certain education programs, including all programs offered by Kaplan University, are required to lead to gainful employment in a recognized occupation in order to be eligible to participate in the Title IV programs. The ED has defined the phrase “gainful employment” to mean employment with earnings high enough to meet specific student debt-to-income ratios. The ED tied an education program's Title IV eligibility to whether the program meets that definition. These regulations are known as the "gainful employment" rules or “GE” rules. Under these regulations, the ED calculates two debt-to-earnings rates for each program subject to the GE regulations: an annual debt-to-earnings rate and a discretionary debt-to-earnings rate. The rates are calculated by comparing graduates' Title IV and private loan debt incurred to attend the program to their annual earnings and discretionary income as defined in the regulations. The rates for each program for each award year are calculated using income information obtained from the Social Security Administration, federal Title IV loan debt information gathered from its own records and private loan and institutional debt data provided by schools. Under the debt-to-earnings rates, a program passes the test if its annual debt-to-earnings rate does not exceed 8% or its discretionary debt-to-earnings rate does not exceed 20%. A program fails the test if its annual debt-to-earnings rate exceeds 12% and its discretionary debt to earnings rate exceeds 30%. A program is in a regulatory status called the “warning zone” if it does not pass or fail the test (i.e., either its annual debt-to-earnings rate is greater than 8%, but less than 12%, or its discretionary debt-to-earnings rate is greater than 20%, but less than 30%). If a program fails the test two times within three years, it will become ineligible to participate in the Title IV programs for a period of three years. If a program is either in the warning zone or fails the test for four consecutive years, it will also become ineligible to participate in Title IV programs for a period of three years. In addition, the regulation requires an institution to provide to current and prospective students prescribed warnings of any potential ineligibility of the program in any year for which the program could become ineligible based on the prior-year rates. Institutions with such programs also must wait to enroll prospective students into the failing program until three days after providing the warning to students. Such institutions also may be required to submit a letter of credit or other financial protection to the ED under the new borrower defense to repayment regulations that take effect on July 1, 2017.
Under the debt-to-earnings rates for Kaplan’s programs that were released in January 2017 for the 2014–2015 award year, which are the first rates to be issued under the GE rules, none of Kaplan University’s active programs currently accepting students failed the GE test. Kaplan University has five other programs that failed the GE test. Of these five programs, two have been discontinued, have no students and are no longer being offered, and the remaining three are still active but are not accepting new enrollments. The three active failing programs accounted for approximately $16.7 million in revenue in 2016. Kaplan University also has 16 programs in the warning zone status. Four of these programs are active and currently accepting students. These four programs accounted for approximately $71 million and $51.1 million in revenue for 2015 and for 2016, respectively. Of the remaining 12 programs in the warning zone, five have been discontinued, have no students and are no longer being offered, and seven of these programs are active but not currently accepting enrollments. The ED has stated, that it has the ability to combine, for future GE debt-to-earnings calculations, any new programs that it determines to be “substantially similar” to other current or past programs. Kaplan University started a number of new programs after the effective date of the GE rules. Kaplan believes that the new programs are not “substantially similar” under the GE rules to any other current or past programs. However, if the ED determines that these new programs are substantially similar and combines the new programs with programs that are currently in the warning zone or that failed the GE test, eligibility of the new programs to participate in Title IV programs and revenues from such programs would be materially adversely affected.
The GE rules allow for an appeal of these rates if the institution can provide alternative earnings data for each appealed program showing an improvement in the GE rates and moving the program from fail to warning zone or from warning zone to pass. Kaplan University has appealed the rates for the 16 programs in the warning zone, including the four programs that are active and currently accepting students and the remaining 12 programs that are discontinued and not accepting students. Although none of five failing programs is active and accepting students, Kaplan University has appealed their rates as well. Kaplan University cannot predict the outcome of these appeals.
The regulations also include revised requirements for public disclosure of program information and certain outcomes (including graduation, placement and repayment rates, plus other consumer information); these new disclosure requirements were scheduled to take effect on January 1, 2017, but the effectiveness of the requirements have been delayed until April 3, 2017.
In addition, the regulations include a requirement that the institution certify to the ED that each program subject to the gainful employment regulations (i) be approved by an accrediting agency recognized by the ED, (ii) have programmatic accreditation if required by a governmental entity in a state in which the school is located or otherwise required to obtain state authorization under ED’s regulations and (iii) for each state in which the school is located or otherwise required to obtain state authorization under the ED’s regulations, meet applicable educational prerequisites for professional licensure or certification requirements in such state(s) so that graduates qualify to take any licensure or certification exam that is needed for such graduates to practice or find employment in such state(s) in an occupation that the program prepares graduates to enter. In addition, a school will be required to certify that any new Title IV-eligible education program it establishes is not “substantially similar” (as defined in the GE regulations) to a program that is ineligible under the regulations. This “certification” requirement has had a material negative impact on Kaplan University’s Concord Law School’s Juris Doctor program, which accounted for less than 1% of KHE’s 2016 revenue. Because it is completely online, that program does not have accreditation necessary to allow graduates to become licensed to practice law upon graduation and qualify to take the bar exam in any state other than California. Accordingly, because the ED has not provided guidance that narrows the rule as written, in 2015 Concord Law School was required to cease enrollments in multiple states. Changes in the state authorization law, discussed below, may extend the certification requirement to other states and further impact Concord and other Kaplan University programs.
Some of the data needed to compute debt-to-earnings rates and project their impact on Title IV program eligibility under the GE regulations are not accessible to the Company, including specific graduate earnings information that will be compiled by the Social Security Administration. In addition, the continuing eligibility of programs for Title IV funding may be affected by factors beyond Kaplan’s control, such as changes in the actual or deemed earnings level of its graduates, changes in student borrowing levels, increases in interest rates, changes in the U.S. Federal poverty income level relevant for calculating one of the proposed debt-to-earnings rates and other factors. As a result, the ultimate outcome of future GE rates and their impact on Kaplan’s operations are still uncertain. Kaplan is continuing efforts to mitigate any current and potential negative impact of the GE rules. These efforts include increasing career services support, implementing financial literacy counseling, creating program-specific tuition reductions and scholarships and revising the pricing model to implement a tuition cap for at-risk programs. Although Kaplan is taking these and other steps to address compliance with GE regulations, there is no assurance that these measures will be adequate to prevent a material number of programs from receiving debt-to-earnings rates that fail or are in the warning zone and to prevent a loss of Title IV eligibility. This has caused Kaplan to eliminate or limit enrollments in certain educational programs at some of its schools; may result in the loss of student access to Title IV programs; and has had and may continue to have a material adverse effect on KHE’s revenues, operating income, and cash flows.
Incentive Compensation. Under the ED’s incentive compensation rules, an institution participating in Title IV programs may not provide any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV funds. Kaplan has taken steps to comply fully with these rules and the related guidance. Among the actions taken, Kaplan revised its compensation plans for admissions personnel and eliminated enrollment results as a component in the determination of compensation. Kaplan believes that this change in its approach to recruiting has adversely impacted, and will continue to adversely impact, its enrollment rates, operating costs, business and results of operation. Kaplan cannot predict how the ED will interpret and enforce all aspects of the revised incentive compensation rule in the future.
The 90/10 Rule. Under regulations referred to as the 90/10 rule, an institution would lose its eligibility to participate in Title IV programs for a period of at least two fiscal years if the institution derives more than 90% of its receipts from Title IV programs, as calculated on a cash basis in accordance with the Higher Education Act and applicable ED regulations, in each of two consecutive fiscal years. An institution with Title IV receipts exceeding 90% for a single fiscal year would be placed on provisional certification and may be subject to other enforcement measures, including a potential requirement to submit to the ED a letter of credit under the borrower defense to repayment regulations that take effect on July 1, 2017. Kaplan University derived less than 77% and less than 79% of its receipts from Title IV programs in 2016 and 2015, respectively.
Kaplan University is taking various measures to reduce the percentage of its receipts attributable to Title IV funds, including modifying student payment options; emphasizing direct-pay and employer-paid education programs; encouraging students to evaluate carefully the amount of their Title IV borrowing; eliminating some programs; cash-matching; and developing and offering additional non-Title IV-eligible certificate preparation, professional development and continuing education programs. Kaplan has taken steps to ensure that revenue from programs acquired by Kaplan University is eligible to be counted in that campus’s 90/10 calculation. However, there can be no guarantee that the ED will not challenge the inclusion of revenue from any acquired program in Kaplan University’s 90/10 calculations or will not issue an interpretation of the 90/10 rule that would exclude such revenue from the calculation. There can be no guarantee that these measures will be adequate to prevent the 90/10 ratio at Kaplan University from exceeding 90% in the future. In addition, certain legislators have proposed amendments to the Higher Education Act that would lower the threshold percentage in the 90/10 rule to 85%, treat non-Title IV federal funds as Title IV funds in the 90/10 calculation and make other refinements to the calculation. If these proposals or similar laws or regulations are adopted, they would make it more difficult for Kaplan University’s institutions to comply with the 90/10 rule.
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
Standards of Financial Responsibility. An institution participating in Title IV programs must maintain a certain level of financial responsibility as determined under the Higher Education Act and under ED regulations. The ED measures an institution’s financial responsibility by compiling a composite score, ranging from -0.1 to 3.0, pursuant to a formula that incorporates various financial data from annual financial statements submitted to the ED. An institution with a composite score of 1.5 or higher passes the composite test. An institution with a composite score of at least 1.0 and less than 1.5 is in the zone. If an institution’s composite score is in the zone and the institution complies with other financial responsibility standards, the ED typically permits the institution to continue participating in the Title IV programs under certain conditions, including imposing certain monitoring and reporting requirements, placing the institution on provisional certification and transferring the institution from the advance system of Title IV payment to a heightened cash-monitoring or reimbursement system of payment. An institution fails the composite score test with a score of less than 1.0. The ED may permit such institutions to continue participating in the Title IV programs under the aforementioned conditions and potentially other conditions, as well as a requirement to submit to the ED a letter of credit in an amount equal to at least 10% of the annual Title IV program funds received by the institution during its most recently completed fiscal year, although the ED could require a letter of credit based on a higher percentage of the institution’s annual Title IV program funds. The borrower defense to repayment regulations that take effect on July 1, 2017, expand the list of circumstances that could require an institution to provide the ED with a letter of credit or other form of acceptable financial protection. Moreover, the new borrower defense to repayment regulations may increase the required minimum letter of credit amount beyond 10% of annual Title IV funds to include additional amounts that the ED determines are needed to fully cover any estimated potential losses. If an institution is unable to submit a required letter of credit or to comply with ED imposed conditions, the institution could be subject to loss of Title IV eligibility, financial penalties and other conditions or sanctions. For the 2016 fiscal year, Kaplan University expects to have a composite score of 1.8, based on its own assessment using ED methodology. However, the ED will make its own determination once it receives and reviews Kaplan University’s audited financial statements for the 2016 fiscal year.

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
Some states have sought to assert jurisdiction over online educational institutions that offer education services to residents in the state or to institutions that advertise or recruit in the state, notwithstanding the lack of a physical location in the state. State regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states and are subject to change. If Kaplan University is found not to be in compliance with an applicable state regulation and a state seeks to restrict one or more of Kaplan University's business activities within its boundaries, Kaplan University may not be able to recruit or enroll students in that state and may have to cease providing services in that state.
The ED regulations that became effective on July 1, 2011, expanded the requirements for an institution to be considered legally authorized in the state in which it is physically located for Title IV purposes. In some cases, the regulations required states to revise their current requirements and/or to license schools in order for institutions to be deemed legally authorized in those states and, in turn, to participate in the Title IV programs. If a state’s requirements are found not to be in compliance with these ED regulations or if Kaplan University's institutions do not receive state approvals where necessary, the institutions could be deemed to lack the state authorization necessary to participate in the Title IV programs and be subject to loss of Title IV eligibility, repayment obligations and other sanctions. Due to an exemption, Kaplan University’s home state of Iowa does not require Kaplan University to be registered in Iowa. However, to comply with the law, Kaplan University was granted affirmative registration in Iowa. Kaplan believes that all of Kaplan University’s campuses currently meet the ED requirements to be considered legally authorized to provide the programs they offer in the states in which the campuses are located. The ED has stated that it will not publish a list of states that meet, or fail to meet, the state authorization requirements, and it is uncertain how the ED will interpret these requirements in each state.
In addition, the ED regulations that took effect on July 1, 2011, required institutions offering postsecondary education to students through distance education in a state in which the institution is not physically located, or in which it is otherwise subject to state jurisdiction as determined by the state, to meet any applicable state requirements for it to be legally offering postsecondary distance education in that state. In June 2012, the U.S. Court of Appeals for the District of Columbia vacated the regulations with respect to distance education. Between February and May 2014, the ED convened a negotiated rulemaking committee to develop proposed regulations on a variety of topics that included state authorization for programs offered through distance education or correspondence education. The ED paused the negotiated rulemaking process without publishing new regulations on this topic. On December 19, 2016, the ED issued final regulations regarding distance-education state authorization requirements that will require Kaplan University to be authorized in additional states, as well as regulations applicable to institutions with Title IV participating locations in a foreign country. The regulations are not scheduled to take effect until July 1, 2018. Specifically, the regulations will require an institution that offers postsecondary education through distance education in a state in which the institution is not physically located, or in which the state determines that the institution is otherwise subject to the state’s jurisdiction, to meet the state’s authorization requirements for offering postsecondary distance education in that state. The regulations also will require the institution to document that there is a state process for review and appropriate action on complaints from enrolled students in each such state. In addition, the regulations will require the institution to provide public disclosures regarding various matters, relating to its state authorization and to provide individualized disclosures to each prospective student regarding certain matters, including whether the student’s program fails to meet licensure or certification prerequisites in the state in which the student resides. The regulations in certain circumstances consider an institution to have met state authorization requirements in states that participate in a state authorization reciprocity agreement that covers the institution. If Kaplan is unable to obtain the required approvals for distance-education programs by the effective date of the new regulations, then Kaplan students residing in the state for which approval was not obtained may be unable to receive Title IV funds, which could have a material adverse effect on Kaplan’s business and operations. The implementation of this rule may further limit Concord’s ability to enroll students in its Juris Doctor program outside of California and may materially impact Concord’s revenue.
Congressional Reauthorization of Title IV Programs. All of the Title IV programs are subject to periodic legislative review and reauthorization. In addition, while Congress historically has not limited the amount of funding available for the various Title IV student loan programs, the availability of funding for the Title IV programs that provide for the payment of grants is primarily contingent upon the outcome of the annual U.S. Federal appropriations process. Congress also can make changes in the laws affecting Title IV programs in those annual appropriations bills and in other laws it enacts between Higher Education Act reauthorizations. The Higher Education Act was reauthorized through September 2014 and has continued to receive annual appropriations. The Senate Health, Education, Labor and Pensions Committee (HELP) and the House Education and the Workforce Committee have held a series of hearings on reauthorization of the Higher Education Act. Congress is expected to consider reauthorization of the Higher Education Act in 2017, but it is not known if or when Congress will make changes to that statute or to other laws affecting U.S. Federal student aid.
Whether as a result of changes in the laws and regulations governing Title IV programs, a reduction in Title IV program funding levels or a failure of schools within Kaplan University to maintain eligibility to participate in Title IV programs, a material reduction in the amount of Title IV financial assistance available to the students attending those schools could have a material adverse effect on Kaplan’s business and operations. In addition, any development that has the effect of making the terms on which Title IV financial assistance is made available materially less attractive could also have a material adverse effect on Kaplan’s business and operations.
Governmental Scrutiny and Enforcement. There has been increased attention by Congress on the role that for-profit educational institutions play in higher education, including their participation in Title IV programs and tuition assistance programs for military service members attending for-profit colleges. Beginning in June 2010, the HELP Committee held a series of hearings to examine the for-profit education sector and requested information from various for-profit institutions, including KHE institutions. In July 2012, the majority staff of the HELP Committee issued a final report to conclude the review. The final report included observations and recommendations for Federal policy related to increasing regulations on higher education.
Other committees of Congress have also held hearings to looking into, among other things, the standards and procedures of accrediting agencies, credit hours and program length and the portion of U.S. Federal student financial aid going to for-profit institutions. This increased activity, and other current and future activity, may result in legislation, further rulemaking and other governmental actions affecting Kaplan's participation in Title IV programs or the amount of student financial assistance for which Kaplan’s students are eligible. In addition, concerns generated by congressional or other activity, or negative media reports, may adversely affect enrollment in for-profit educational institutions.
The increased scrutiny of for-profit schools also has resulted in additional enforcement actions, investigations and lawsuits by the ED, other federal agencies, state Attorneys General and state licensing agencies. These actions and allegations have attracted significant negative media coverage. Recent enforcement actions have resulted in institutions being required to post substantial letters of credit, liabilities, restrictions and sanctions and, in some cases, have led to the loss of Title IV eligibility and closure of institutions. Allegations and enforcement actions against the overall postsecondary education sector may impact general public perceptions of private-sector educational institutions, including Kaplan, in a negative manner. Negative media coverage regarding other educational institutions or regarding Kaplan directly could damage Kaplan’s reputation, reduce student demand for Kaplan programs or lead to increased regulatory scrutiny and could negatively impact Kaplan’s operating results.

Kaplan cannot predict the extent to which these activities could result in further investigations, legislation or rulemaking affecting its participation in Title IV programs, other governmental actions and/or actions by state agencies or legislators or by accreditors. If any laws or regulations are adopted that significantly limit Kaplan’s participation in Title IV programs or the amount of student financial aid for which Kaplan’s students are eligible, or any actions are taken against Kaplan that result in material liabilities, sanctions, conditions or requirements, Kaplan’s results of operations and cash flows would be adversely and materially impacted.
Program Reviews, Audits and Investigations.  Kaplan’s schools are subject to audits or program compliance reviews by various external agencies, including the ED; its Office of the Inspector General; other federal agencies, including the Department of Defense and the Department of Veterans Affairs; and state and accrediting agencies. While program reviews may be undertaken for a variety of reasons, they are performed routinely as part of regulatory oversight of institutions that participate in Title IV or federal or state student funding programs. If the ED or another regulatory agency determines that an institution has improperly disbursed Title IV or other federal or state program funds or violated a provision of the Higher Education Act or other federal or state law or regulations, the affected institution may be required to repay funds to the ED or the appropriate federal or state agency or lender and may be assessed an administrative fine and be subject to other sanctions. Although Kaplan endeavors to comply with all U.S. Federal and state laws and regulations, Kaplan cannot guarantee that its interpretation of the relevant rules will be upheld by the ED or other agencies or upon judicial review.
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
In addition, there are four open program reviews at campuses that were part of the KHE Campuses business prior to its sale in 2015 to Education Corporation of America (ECA), including the ED’s final reports on the program reviews at former KHE Hammond, IN; San Antonio, TX; Broomall, PA; and Pittsburgh, PA, locations. Kaplan retains responsibility for any financial obligation resulting from the ED program reviews at the KHE Campuses business that were open at the time of sale.
Institutional and Programmatic Accreditation.  Accreditation is a process through which an institution submits itself to qualitative review by an organization of peer institutions. Pursuant to the Higher Education Act, the ED relies on accrediting agencies to determine whether the academic quality of an institution’s educational programs is sufficient to qualify the institution to participate in Title IV programs. As noted previously, to remain eligible to participate in Title IV programs, a school must maintain its institutional accreditation by an accrediting agency recognized by the ED. Kaplan’s schools are subject to reviews by the accrediting agencies that accredit them and their educational programs. Kaplan University’s regional accreditation by the HLC was required to be reaffirmed in 2016. As part of this process, in the second quarter of 2016, HLC conducted an on-site review of Kaplan University. In August 2016, the HLC reaffirmed Kaplan University's accreditation for a ten-year term through the 2025–2026 academic year.
Programmatic accreditation is the process through which specific programs are reviewed and approved by industry-specific and program-specific accrediting entities. Although programmatic accreditation is not generally necessary for Title IV eligibility, such accreditation may be required to allow students to sit for certain licensure exams or to work in a particular profession or career or to meet other requirements. Kaplan University programs maintain a variety of programmatic accreditations that it believes are appropriate to ensure the quality of the programs or to enable students to seek necessary credentials upon graduation.
Return of Title IV Funds.  ED regulations require schools participating in Title IV programs to calculate correctly and return on a timely basis unearned Title IV funds disbursed to students who withdraw from a program of study prior to completion. These funds must be returned in a timely manner, generally within 45 days of the date the school determines that the student has withdrawn. Under ED regulations, failure to make timely returns of Title IV program funds for 5% or more of students sampled in a school’s annual compliance audit, or in a program review or Office of the Inspector General (OIG) audit could result in a requirement that the school post a letter of credit in an amount equal to 25% of its prior-year returns of Title IV program funds. Currently, Kaplan University is not required to post a letter of credit. If unearned funds are not properly calculated and returned in a timely manner, an institution is subject to monetary liabilities, fines or other sanctions.

Test Preparation
In 2016, Kaplan Test Preparation (KTP) included test preparation businesses in pre-college, graduate, health and bar review, as well as new businesses in new economy skills training (NEST) and in career advising. KTP also published test preparation and other books through its Kaplan Publishing business. Each of these businesses is discussed below.
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
KTP delivers courses at numerous venues throughout the U.S., Canada, Puerto Rico, Mexico and London. These courses are taught at more than 70 KTP-branded locations and at numerous other locations such as hotels, high schools and universities. KTP also offers courses online, typically in a live online classroom or a self-study format. Private tutoring services are provided in person in select markets and online throughout the U.S. In addition, KTP licenses material for certain of its courses to third parties and to a Kaplan affiliate, which, during 2016, delivered courses at 58 locations in 30 countries outside the U.S. KTP also offers college admissions examination preparation courses and materials directly to high schools and school districts.
During 2016, KTP enrolled over 350,000 students in its courses, including more than 160,000 enrolled in online programs.
New Economy Skills Training. In 2015, KTP entered the NEST market in New York, California and Illinois with two offerings. KTP has since added locations in Austin, TX, San Diego, CA, and Seattle, WA. The acquisition of Dev Bootcamp established KTP as a leader in software developer bootcamps, which are programs that provide students with job-ready computer coding skills. KTP also launched Metis, which offers data science and plans to offer marketing and other NEST programs.
Publishing.  Kaplan Publishing focuses on print test preparation resources sold through retail channels. At the end of 2016, Kaplan Publishing had over 350 products available in print and digital formats, including more than 150 digital products.
Kaplan International
Kaplan International (KI) operates businesses in Europe and the Asia Pacific region. Each of these businesses is discussed below.
Europe.  In Europe, Kaplan International operates the following businesses, all of which are based in the U.K. and Ireland: Kaplan UK, KI Pathways, KI English, Mander Portman Woodward and a higher education institution and an online learning institution.
The Kaplan UK business in Europe through Kaplan Financial Limited is a provider of training, test preparation services and degrees for accounting and financial services professionals, including those studying for ACCA, CIMA and ICAEW qualifications. In addition, Kaplan UK provides professional training. In 2016, Kaplan UK provided courses to over 51,000 students in accountancy and financial services. Kaplan UK is headquartered in London, England, and has 22 training centers located throughout the U.K.
The KI Pathways business offers academic preparation programs especially designed for international students who wish to study in English-speaking countries. In 2016, university preparation programs were being delivered in Australia, China, Japan, Nigeria, Singapore, the U.K. and the U.S., serving more than 13,000 students in partnership with more than 40 universities.
The KI English business provides English-language training, academic preparation programs and test preparation for English proficiency exams, principally for students wishing to study and travel in English-speaking countries. KI English operates a total of 40 English-language schools, with 22 located in the U.K., Ireland, Australia, New Zealand and Canada and 18 located in the U.S. During 2016, KI English served approximately 47,000 students for in-class English-language instruction provided by Kaplan.
In January 2016, Kaplan International acquired Mander Portman Woodward (MPW), a U.K. independent sixth-form college, that prepares domestic and international students for A-level examinations that control admission to U.K. universities. MPW operates three colleges in London, Cambridge and Birmingham.

Kaplan International also operates Dublin Business School in Ireland, a higher education institution, and Kaplan Open Learning in the U.K., an online learning institution. At the end of 2016, these institutions enrolled an aggregate of approximately 5,200 students.
U.K. Immigration Regulations. Certain Kaplan International businesses serve a significant number of international students; therefore, the ability to sponsor students from outside the European Economic Area (EEA) and Switzerland to come to the U.K. is critical to these businesses. Pursuant to regulations administered by the United Kingdom Visa and Immigration Department (UKVI), the KI Pathways business and Kaplan Financial Limited are required to hold or operate Tier 4 sponsorship licenses to permit international students to come to the U.K. to study the courses they deliver. Four of the KI English schools also have Tier 4 licenses to enable them to teach international students, although, in general, students studying the English language can choose to enter the U.K. on a student visitor visa as opposed to a Tier 4 visa.
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
For Kaplan UK, Kaplan Financial Limited currently holds Tier 4 license status under a Kaplan master license enabling it to sponsor international students. Kaplan UK met the UKVI requirements throughout 2016.
For the fifth consecutive year, Kaplan International has retained 100% in Tier 4 Educational Oversight with high grades across all colleges. All Tier 4 license renewals have been approved again with high scores in the core measurable requirements.
KI English completed consolidation of its Tier 4 licenses in June 2016 so that only four U.K. English-language schools remain on the Kaplan Tier 4 master license. Each of these four schools also completed annual monitoring, achieving “exceeded expectations” from the Independent Schools Inspectorate (ISI). As noted above, students studying the English language can choose to enter the U.K. on a student visitor visa as opposed to a Tier 4 visa.
The MPW schools have performed consistently well with good records in their Office for Standards in Education, Children’s Services and Skills (OFSTED) and ISI Educational Oversight inspections. The MPW schools each hold current Tier 4 licenses.
Changes continue to be made to U.K. immigration rules. The UKVI continues to tighten the regulations around sponsoring students from outside the EEA and Switzerland. Changes over the past three years have included the introduction of a rule that restricts to five years the time a sponsored student can spend studying at or above degree level in the U.K. The post-study work visa, which permitted postgraduate students to work in the U.K. without being sponsored, was closed to new applicants. In addition, sponsored students who do not attend an institution that qualifies as a Higher Educational Institution (HEI), which includes students attending Kaplan UK colleges, are no longer permitted to work part time while studying. In 2013, the biggest change was the introduction of a new screening process called a “Credibility Check” for potential students. This interview process can affect the number of visa refusals Kaplan International’s businesses receive, which is a risk factor for loss of the relevant license. However, Kaplan International has not experienced a significant increase in visa refusals. Since the introduction of the Points-Based System in 2009, all Tier 4 students are subject to strict checks pre and post arrival, including verification that their qualifications are genuine, confirmation that the students maintain a good attendance record and that they can be contacted at all times, and verification that they have academic progression and that their visa is valid at all times while they are present in the U.K. Failure to meet these requirements obliges Kaplan International to withdraw sponsorship and report these students to the UKVI. In 2014, there were additional changes to the UKVI rules, including a significant tightening of the core measurable with respect to visa refusals. Effective November 1, 2014, no more than 10% of the students to whom a CAS is issued by a Tier 4 license sponsor can have their visa refused. Formerly, the limit was set at 20%. In 2015, the Tier 4 licenses for Kaplan Financial, KI Pathways’ London College and all of KI English colleges were consolidated into one single “master” license. If this license were lost, all of these colleges would lose the ability to sponsor international students. Furthermore, students applying to another education provider after completing their studies at these colleges are now required to return home to apply for a second visa. All of KI Pathways’ colleges dedicated to working with one university partner that held their own individual sponsor license before the introduction of the master license have retained their individual licenses. Academic service providers are required to have rigorous processes to verify all English-language test certificates. The introduction of revised immigration rules has negatively impacted Kaplan UK’s enrollment rate in relation to students from outside the EEA and Switzerland.

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
Impact of Brexit. On June 23, 2016, the U.K. held a referendum in which voters approved a proposal that the U.K. leave the European Union (“EU”), commonly referred to as “Brexit.” The impact on Kaplan International from Brexit will depend, in part, on the outcome of future negotiations regarding the terms of the U.K.’s withdrawal from the EU. The timing of the negotiations and its impact on recruitment of international students is uncertain. It is possible that EU nationals’ ability to enter the U.K. for long- or short-term study will change or that changes in laws affecting EU nationals could also apply to international students presently covered by the Tier 4 (KI Pathways) or student visitor visa regime (KI English). It is also unclear how international student recruitment agents and prospective international students will view the U.K. as a study destination after the EU exit negotiations and the U.K.’s eventual departure from the EU. If the U.K. exit from the EU and related perceptions of the U.K. as a study destination have a significant negative impact on Kaplan’s ability to recruit international students, Kaplan’s results of operations and cash flows would be adversely and materially impacted.
In addition, the U.K.’s new Prime Minister has expressed her desire to maintain rigorous immigration controls and select the “best” students for entry into the U.K. A government consultation, similar to the U.S. rulemaking process, on admitting the “brightest and best” students to U.K. universities in exchange for extra compliance and responsibilities will be undertaken early in 2017. It is possible that this consultation could result in a material reduction in the number of Tier 4 visas being issued to international students.
The U.K. Counter-Terrorism and Security Act 2015. The U.K. Counter-Terrorism and Security Act 2015 creates a statutory duty for specified public authorities to “have due regard to the need to prevent people from being drawn into terrorism” (“Prevent duty”). The aim of this government policy is to prevent people from becoming terrorists or supporting terrorism. The private Further Education sector became subject to the new Prevent duty in July 2015 and is required to implement safeguards as proposed by the Home Office Prevent guidance.
Kaplan International has successfully implemented a Prevent Policy to satisfy the requirements of its duty across KI English and KI Pathways. Following inspections in July 2016 at three KI Pathways sites, KI Pathways received the highest grading “compliant” for its inspections and received best practice ratings in a number of areas for the private Further Education sector.
Asia Pacific. In the Asia Pacific region, Kaplan operates businesses primarily in Singapore, Australia, New Zealand, Hong Kong and China.
In Singapore, Kaplan operates three business units: Kaplan Higher Education, Kaplan Financial and Kaplan Professional. During 2016, the Higher Education and Financial divisions served more than 13,000 students from Singapore and 5,000 students from other countries throughout Asia and Western Europe. Kaplan Professional provided short courses to approximately 19,000 professionals, managers, executives and businesspeople in 2016.
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
In Australia, Kaplan delivers a broad range of financial services programs from certificate level through master’s level together with professional development offerings through Kaplan Professional, as well as higher education programs in business, accounting, hospitality and tourism and management through Kaplan Business School. In 2016, these businesses provided courses to approximately 1,400 students through classroom programs (within Kaplan Business School) and to more than 33,000 students through online or distance-learning programs offered by Kaplan Professional.
Kaplan Australia’s English-language business is part of KI English, which operates across seven locations in Australia and one location in New Zealand, teaching more than 8,000 students per year. The Kaplan Australia Pathways business is also part of KI Pathways. It consists of Murdoch Institute of Technology and the University of Adelaide College (formerly Bradford College) and offers pathways and foundational education to approximately 1,000 students wishing to enter Murdoch University in Perth and the University of Adelaide, respectively.

In Hong Kong, Kaplan operates three business units: Kaplan Financial, Kaplan Language Training and Kaplan Higher Education, serving more than 11,500 students annually.
Kaplan Hong Kong’s Financial division delivers preparatory courses to approximately 9,600 students and business executives wishing to take professional qualifications in accountancy, including HKICPA, ACCA and CPA, and financial markets designations, including CFA, LE, FRM and CAIA.
Hong Kong’s Language Training division offers both test preparation for overseas study and college applications, including TOEFL, IELTS, SAT and GMAT, to approximately 1,000 students.
Kaplan Hong Kong Higher Education division offers both full-time and part-time programs to approximately 1,000 students studying for degrees from leading Western universities. Students earn doctorate, master’s and bachelor’s degrees in Hong Kong. Kaplan also offers a proprietary pre-college diploma program through Kaplan Business and Accountancy School.
In early 2015, Kaplan sold both its ACCA training programs business and four schools that deliver university preparation programs. Kaplan continues to retain franchise arrangements with third parties in China to deliver programs.
In 2014, Kaplan Holdings Limited (Hong Kong) signed a joint venture agreement with CITIC Press Corporation. Under the terms of the agreement, the parties have now incorporated a joint venture company, Kaplan CITIC Education Co. Limited, which is 49% owned by Kaplan Holdings Limited. The joint venture company is carrying out financial training businesses in China under an intellectual property license from Kaplan, including CFA, FRM and ACCA.
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
Television Broadcasting
Graham Media Group, Inc. (GMG), a subsidiary of the Company, owns seven television stations, located in Houston, TX; Detroit, MI; Orlando, FL; San Antonio, TX; Roanoke, VA; and Jacksonville, FL, as well as SocialNewsDesk, a provider of social-media management tools designed to connect newsrooms with their users. The following table sets forth certain information with respect to each of the Company’s television stations:

Station Location and Year Commercial Operation Commenced	National Market Ranking (a)	Primary Network Affiliation	Expiration Date of FCC License	Expiration Date of Network Agreement	Total Commercial Stations in DMA (b)
KPRC, Houston, TX, 1949	8th	NBC	Aug. 1, 2022	Dec. 31, 2019	14

WDIV, Detroit, MI, 1947	13th	NBC	Oct. 1, 2021	Dec. 31, 2019	8

WKMG, Orlando, FL, 1954	18th	CBS	Feb. 1, 2021	April 6, 2019	12

KSAT, San Antonio, TX, 1957	31st	ABC	Aug. 1, 2022	Dec. 31, 2021	12

WJXT, Jacksonville, FL, 1947	47th	None	Feb. 1, 2021	—	7

WCWJ, Jacksonville, FL, 1966	47th	CW	Feb. 1, 2021	Aug. 31, 2021	7

WSLS Roanoke, VA, 1952	67th	NBC	Oct. 1 2020	Dec. 31, 2019	7
 _________________________________________________________________________________
(a) Source: 2016/2017 DMA Market Rankings, Nielsen Media Research, fall 2016, based on television homes in DMA (see note (b) below).
(b) Designated Market Area (DMA) is a market designation of A.C. Nielsen that defines each television market exclusive of another, based on measured viewing patterns.
In January 2017, GMG acquired WCWJ, a CW affiliate television station in Jacksonville, FL, and WSLS, an NBC affiliate television station in Roanoke, VA. GMG operates both stations under the network affiliations in effect prior to their acquisition.
Revenue from broadcasting operations is derived primarily from the sale of advertising time to local, regional and national advertisers. In 2016, advertising revenue accounted for 70.6% of the total for GMG’s operations. Advertising revenue is sensitive to a number of factors, some specific to a particular station or market and others more general in nature. These factors include a station’s audience share and market ranking; seasonal fluctuations in demand for air time; annual or biannual events, such as sporting events and political elections; and broader economic trends, among others.

Regulation of Broadcasting and Related Matters
GMG’s television broadcasting operations are subject to the jurisdiction of the U.S. Federal Communications Commission (FCC) under the U.S. Federal Communications Act of 1934, as amended (the Communications Act). Each GMG television station holds an FCC license that is renewable upon application for an eight-year period.
Digital Television (DTV) and Spectrum Issues. Each GMG station (and each full-power television station nationwide) now broadcasts only in digital format, which allows transmission of HDTV programming, multiple channels of standard-definition television programming (multicasting) and subchannels of programming designed for reception by mobile devices (mobile DTV). This year, parties petitioned the FCC to begin a rulemaking proceeding to allow permissive use of the standard beyond digital TV, called Next Generation TV or ATSC 3.0. GMG has filed comments voicing its support for bringing Next Generation TV to consumers as soon as possible.
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
Congress has authorized the reallocation of spectrum for use by wireless broadband providers, including substantial amounts of spectrum currently in the television broadcast band. To implement this reallocation, Congress authorized, and the FCC conducted, an incentive auction in which broadcast television stations may relinquish spectrum in exchange for a share of the revenues obtained by auctioning the reallocated broadcast spectrum. Each stage of the auction is composed of two separate but interdependent phases: a reverse auction, which will determine the price at which participating broadcasters will voluntarily relinquish their spectrum usage rights, and a forward auction, which will determine the price companies are willing to pay for flexible use wireless licenses. On January 18, 2017, the FCC announced that the incentive auction would close in stage four because the forward auction had raised enough money to pay television stations’ reverse-phase bids, fully fund the $1.75 billion broadcaster repacking fund mandated by Congress and meet certain other criteria. On February 14, 2017, the FCC announced that all remaining incentive auction bidding is scheduled to conclude by March 30, 2017.
Certain GMG stations will be required to move to new channel allotments so as to free up a nationwide block of spectrum for wireless broadband use. The FCC has adopted rules requiring this “repacking” of broadcast television stations to new channels to be completed within 39 months after the incentive auction closes, with earlier deadlines set for particular stations in order to stagger the transition to new channels. Those stations required to move to a new channel (other than stations moving channels to satisfy a successful auction bid) will be eligible to seek reimbursement for repacking-relating costs.
The repacking and incentive auction processes could have an adverse effect on GMG. For example, a repacking could result in GMG stations having smaller service areas and/or receiving more interference than they do currently. Stations moving to new channels also could incur significant expense. The legislation authorizing the incentive auction requires that stations be compensated for the expenses of moving to a new channel from spectrum auction proceeds, from a $1.75 billion reimbursement fund. The Company cannot predict what effect a repacking will have on the GMG stations’ coverage or whether the GMG stations will be fully compensated for expenses that they incur in connection with a repacking.
Since January 12, 2016, the deadline for stations to submit initial applications to participate in the incentive auction, all broadcast television licensees that were eligible to participate in the auction have been subject to an FCC-imposed “quiet period,” which prohibits licensees from directly or indirectly communicating with each other or with forward auction applicants regarding their own or any other licensee’s auction bids or bidding strategies. This quiet period was partially lifted on February 6, 2017 enabling broadcasters who participated in the incentive auction to once again speak freely among themselves and negotiate freely to buy or sell their stations.
Carriage of Local Broadcast Signals. The Communications Act and the FCC rules allow a commercial television broadcast station, under certain circumstances, to insist on mandatory carriage of its signal on cable systems serving the station’s market area (must carry). Alternatively, stations may elect, at three-year intervals, to forego must-carry rights and allow their signals to be carried by cable systems only pursuant to a “retransmission consent” agreement. Commercial television stations also may elect either mandatory carriage or retransmission consent with respect to the carriage of their signals on direct broadcast satellite (DBS) systems that choose to provide “local-into-local” service (i.e., to distribute the signals of local television stations to viewers in the local market area). Stations that elect retransmission consent may negotiate for compensation from cable or DBS systems in exchange for the right to carry their signals. Each of GMG’s television stations is being carried on all of the major cable and DBS systems serving each station’s respective local market pursuant to retransmission consent agreements.

Under the STELA Reauthorization Act (STELAR), enacted in December 2014, Congress directed the FCC to undertake certain rulemakings concerning retransmission consent issues. For example, the FCC adopted rules required by STELAR prohibiting same-market television broadcast stations from coordinating or jointly negotiating for retransmission consent unless such stations are under common control. The FCC had also commenced a rulemaking required by STELAR to review the FCC’s “totality of the circumstances” test for good faith retransmission consent negotiations, but the FCC ultimately declined to adopt additional rules governing these negotiations. In addition, the FCC in March 2014 solicited comments on a proposal to eliminate its network non-duplication and syndicated exclusivity rules, which rules restrict the ability of cable operators, direct broadcast satellite systems and other distributors classified by the FCC as multichannel video programming distributors to import the signals of out-of-market television stations with duplicating programming during retransmission consent disputes or otherwise. The FCC has not acted on that proposal to date. If Congress or the FCC were to enact further changes to the retransmission consent and/or exclusivity rules, such changes could materially affect the GMG stations’ bargaining leverage in future retransmission consent negotiations.
In addition, under STELAR, the statutory copyright license for satellite carriage of distant broadcast television signals was extended through December 31, 2019. The Company cannot predict whether this distant signal copyright will be extended again, nor can it predict whether or how Congress may otherwise change the communications or copyright regimes. The net effect that changes to these regimes would have on the Company’s broadcast operations, or on the Company overall, cannot be predicted.
Ownership Limits.  The Communications Act and the FCC’s rules limit the number and types of media outlets in which a single person or entity may have an attributable interest. Among other restrictions, the FCC’s local television ownership rule generally prohibits one company from owning two television stations in the same market unless there would remain at least eight independently owned full-power television stations in that market, and at least one of the commonly owned stations is not among the top-four ranked television stations in that market. The FCC also restricts so-called “cross-ownership” of newspapers and broadcast stations within a market. The FCC is required by statute to review these and certain other media ownership rules every four years. In an August 2016 Order concluding its most recent review, portions of which are being challenged in court and are on reconsideration before the FCC, the FCC decided to retain its existing limitations on television ownership and cross-ownership without significant changes. The Order also readopted rules making certain television Joint Sales Agreements (JSAs) attributable in calculating compliance with the ownership limits, though any such JSAs in effect as of March 31, 2014, may remain in place and be transferred to future owners of the relevant stations through September 30, 2025. The FCC also will require public disclosure of certain shared services agreements (SSAs) though these agreements will not be considered attributable. The FCC’s rule changes, if upheld, could limit GMG’s ability to enter into certain transactions in the future and/or require GMG to publicly disclose more information about its operations.
In addition, by statute, a single person or entity may have an attributable interest in an unlimited number of television stations nationwide, as long as the aggregate audience reach of such stations does not exceed 39% of nationwide television households and as long as the interest complies with the FCC’s other ownership restrictions. In a September 2016 Order, the FCC eliminated the 50% “Ultra High Frequency (UHF) discount,” under which stations broadcasting on UHF channels are credited with only half the number of households in their market for purposes of calculating compliance with the 39% cap. This Order has been challenged both in court and in a petition for reconsideration before the FCC. The FCC’s Order, if upheld, could affect GMG’s ability to enter into certain transactions in the future.
Programming. Six of GMG’s seven stations are affiliated with one or more of the national television networks that provide a substantial amount of programming to their television station affiliates. The expiration dates of GMG’s affiliation agreements are set forth at the beginning of this Television Broadcasting section. GMG’s Jacksonville station, WJXT, has operated as an independent station since 2002. In addition, each of the GMG stations receives programming from syndicators and other third-party programming providers. GMG’s performance depends, in part, on the quality and availability of third-party programming, and any substantial decline in the quality or availability of this programming could materially affect GMG’s operations.
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
The FCC has other regulations and policies to ensure that broadcast licensees operate in the public interest, including rules requiring the disclosure of certain information and documents in an online public inspection file; rules requiring the closed-captioning of programming to assist television viewing by the hearing impaired; video description rules to assist television viewing by the visually impaired; rules concerning the captioning of video programming distributed via the Internet; and rules concerning the volume of commercials. Compliance with these rules imposes additional costs on the GMG stations that could affect GMG’s operations.

Political Advertising. The FCC regulates the sale of advertising by GMG’s stations to candidates for public office and imposes other obligations regarding the broadcast of political announcements more generally. The application of these regulations may limit the advertising revenues of GMG’s television stations during the periods preceding elections.
Broadcast Indecency. The FCC’s policies prohibit the broadcast of indecent and profane material during certain hours of the day, and the FCC regularly imposes monetary forfeitures when it determines that a television station has violated that policy. Broadcasters have repeatedly challenged these rules in court, arguing, among other things, that the FCC has failed to justify its indecency decisions adequately, that the FCC’s policy is too subjective to guide broadcasters’ programming decisions and that its enforcement approach otherwise violates the First Amendment. In June 2012, the U.S. Supreme Court held that certain fines against broadcasters for “fleeting expletives” were unconstitutional because the FCC failed to provide advance notice to broadcasters of what the FCC deemed to be indecent, but it also upheld the FCC’s authority to regulate broadcast decency. The Company cannot predict how GMG’s stations may be affected by the FCC’s current or future interpretation and enforcement of its indecency policies.
The FCC is conducting proceedings concerning various matters in addition to those described in this section. The outcome of these proceedings and other matters described in this section could adversely affect the profitability of GMG’s television broadcasting operations.
Other Activities
The Slate Group
The Slate Group LLC (The Slate Group) publishes Slate, an online magazine. Slate features articles and podcasts analyzing news, politics and contemporary culture and adds new material on a daily basis. Content is supplied by the magazine’s own editorial staff, as well as by independent contributors. As measured by The Slate Group, Slate had an average of more than 25 million unique visitors per month and averaged more than 100 million page views per month across desktop and mobile platforms in 2016. The Slate Group also owns Panoply Media, an ad-supported podcast network that creates original audio programming in partnership with leading publishers and thinkers. In addition to producing and marketing podcasts, Panoply Media also licenses a proprietary SAAS platform that provides content management services to podcasters. In 2016, Panoply Media opened a London office. The Slate Group owns an interest in E2J2 SAS, a company incorporated in France that produces two French-language news magazine websites at slate.fr and slateafrique.com. The Slate Group provides content, technology and branding support.
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
SocialCode
Social Code LLC (SocialCode) is a marketing and insights company that manages digital advertising for leading brands. It delivers a complete technology and service solution that transforms consumer data into planning, media activation and measurement across digital media platforms like Facebook, Instagram, Twitter, Pinterest, Snapchat and YouTube.
Graham Healthcare Group
The Graham Healthcare Group (GHG) provides home health and hospice services in six states. In June 2016, the Company's two healthcare providers, Celtic Healthcare, Inc. (Celtic) and Residential Healthcare Group (Residential), combined their business operations into one entity. Celtic is a Medicare-certified provider of home health and hospice services headquartered in Mars, PA. Through its subsidiaries, Celtic is licensed to provide home health and hospice services throughout Pennsylvania, Maryland and Illinois. These services include skilled nursing, physical therapy, occupational therapy, speech therapy, social work, nutrition, chaplain and aid services. In addition, Celtic provides virtual care services to patients throughout its service territories. Celtic derives 75.1% of its revenue from Medicare; the remaining sources of revenue are Medicaid, commercial insurance and private payers. Residential is headquartered in Troy, MI, and provides care to patients across Michigan and in the western suburbs of Chicago, IL. Services and support are offered in a variety of settings, including patients’ homes, nursing facilities and hospitals. Residential’s Home Health operation is Medicare-certified and ACHC-accredited. It has developed a number of innovative, evidence-based clinical programs to reduce avoidable hospital readmissions, particularly for chronically ill seniors. Service offerings include in-home nursing and therapy. Residential’s Hospice subsidiary is ACHC-accredited. It provides patients with a full spectrum of hospice care to maintain their personal dignity, safety and quality of life. Residential derives 92% of its revenue from Medicare; the remaining sources of revenue are Medicaid, commercial insurance and private payers.
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
Group Dekko
Group Dekko Inc. (Dekko) is an electrical solutions company that focuses on innovative power charging and data systems, industrial and commercial indoor lighting solutions and the manufacture of electrical components and assemblies for medical equipment, transportation, industrial and appliance products. Dekko, founded in 1952, is headquartered in Garrett, IN, and operates nine facilities in four states and Mexico. Dekko acquired Electri-Cable Assemblies in September 2016.
CyberVista
The Company launched CyberVista LLC in 2015. CyberVista develops cybersecurity training and workforce development education programs.
Competition
Kaplan’s businesses operate in fragmented and competitive markets. Kaplan University competes with both facilities-based and other distance-learning providers of similar educational services, including not-for-profit colleges and universities and for-profit businesses. PACE competes in each of its professional lines with other companies that provide preparation for exams required for professional licenses, certifications and designations. KTP competes with a variety of regional and national test preparation businesses, with individual tutors and with in-school preparation for standardized tests. Overseas, each of Kaplan’s businesses competes with other for-profit companies and, in certain instances, with government-supported schools and institutions that provide similar training and educational programs. Students choose among providers based on program offerings, convenience, quality of instruction, reputation, placement rates, student services and cost.
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
Competition also continues to increase from established and emerging online distribution platforms. Movies and television programming increasingly are available on an on-demand basis through a variety of online platforms, which include free access on the websites of the major TV networks, ad-supported viewing on platforms such as Hulu, and subscription-based access through services such as Netflix. In addition, online-only subscription services offering live television are being launched both by traditional pay-TV competitors (such as DISH and DirecTV) and new entrants (such as Sony). Competition from these various platforms could adversely affect the viewership of the Company’s television stations and/or the Company’s strategic position in negotiations with pay-TV services.

The home health and hospice industries are extremely competitive and fragmented, consisting of both for-profit and non-profit companies. Celtic and Residential compete primarily with privately-owned and hospital-operated home health and hospice service providers.
Executive Officers
The executive officers of the Company, each of whom is elected annually by the Board of Directors, are as follows:
Donald E. Graham, age 71, has been Chairman of the Board of the Company since September 1993 and served as Chief Executive Officer of the Company from May 1991 until November 2015. Mr. Graham served as President of the Company from May 1991 until September 1993 and prior to that had been a Vice President of the Company for more than five years. Mr. Graham also served as Publisher of the Washington Post (the Post) from 1979 until September 2000 and as Chairman of the Post from September 2000 to February 2008.
Timothy J. O’Shaughnessy, age 35, became Chief Executive Officer in November 2015. From November 2014 until November 2015, he served as President of the Company. He was elected to the Board of Directors in November 2014. From 2007 to August 2014, Mr. O’Shaughnessy served as chief executive officer of LivingSocial, an e-commerce and marketing company that he co-founded in 2007. Mr. O’Shaughnessy is the son-in-law of Donald E. Graham, Chairman of the Company.
Hal S. Jones, age 64, became Chief Financial Officer of the Company in January 2009 and Senior Vice President–Finance of the Company in November 2008. In December 2016, the Company announced Mr. Jones’ retirement effective March 31, 2017. Prior to becoming Senior Vice President–Finance, Mr. Jones had been Chief Executive Officer of Kaplan Professional, responsible for Kaplan’s professional businesses in financial services, real estate, technology and engineering in the U.S. and the U.K. Mr. Jones has spent 26 years at the Company and Kaplan, serving in a variety of senior management positions with a focus on finance, auditing and accounting.
Wallace R. Cooney, age 54, became Vice President–Finance and Chief Accounting Officer of the Company in June 2008. As previously announced, Mr. Cooney will succeed Mr. Jones as Chief Financial Officer effective April 1, 2017. Mr. Cooney joined the Company in 2001 as Controller and prior to that had been with Gannett Co., Inc. and Price Waterhouse LLP.
Denise Demeter, age 56, became Vice President–Chief Human Resources Officer of the Company in September 2014. Ms. Demeter joined the Company in 1986 and has served in a variety of roles, including Vice President, Human Resources, and Senior Director, Pension & Savings Plans.
Jacob M. Maas, age 40, became Senior Vice President–Planning and Development of the Company in October 2015. Prior to joining the Company, he served as executive vice president of operations and head of corporate development at LivingSocial, an e-commerce and marketing company that he joined as chief financial officer in 2008.
Nicole M. Maddrey, age 52, became Senior Vice President, General Counsel and Secretary of the Company in April 2015. Ms. Maddrey joined the Company in 2007 as Associate General Counsel.
Andrew S. Rosen, age 56, became Executive Vice President of the Company and Chairman of Kaplan, Inc. in April 2014 and Chief Executive Officer of Kaplan, Inc. in August 2015. Mr. Rosen has spent 31 years at the Company and its affiliates. He joined the Company in 1986 as a staff attorney with the Post and later served as assistant counsel at Newsweek. He moved to Kaplan in 1992 and held numerous leadership positions there before being named CEO in November 2008.
Employees
The Company and its subsidiaries employ approximately 11,300 people on a full-time basis.
Worldwide, Kaplan employs approximately 6,979 people on a full-time basis. Kaplan also employs substantial numbers of part-time employees who serve in instructional and administrative capacities. Kaplan’s part-time workforce is approximately 8,922 employees. Collectively, in the U.S., U.K. and Canada, 158 Kaplan employees are represented by a union.
GMG has approximately 859 full-time employees, of whom about 108 are represented by a union. Of the six collective-bargaining agreements covering union-represented employees, two have expired and are being renegotiated. Three collective-bargaining agreements will expire in 2017.
The Slate Group, including Panoply, has approximately 171 employees, none of whom is represented by a union.

Graham Healthcare Group has approximately 1,229 full-time employees, of which Celtic has approximately 599 full-time employees and Residential has approximately 630 full-time employees, none of whom is represented by a union.
Forney has approximately 167 full-time employees, of whom 61 are represented by a union.
Joyce/Dayton has approximately 145 full-time employees, none of whom is represented by a union.
SocialCode has approximately 304 full-time employees, none of whom is represented by a union.
Dekko has approximately 1,344 full-time employees, none of whom is represented by a union.
FP Group and CyberVista each employ fewer than 100 people. Approximately 17 FP Group employees are represented by a union.
The parent Company has approximately 64 full-time employees, none of whom is represented by a union.
Forward-Looking Statements
All public statements made by the Company and its representatives that are not statements of historical fact, including certain statements in this Annual Report on Form 10-K and elsewhere in the Company’s 2016 Annual Report to Stockholders, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include comments about the Company’s business strategies and objectives, the prospects for growth in the Company’s various business operations and the Company’s future financial performance. As with any projection or forecast, forward-looking statements are subject to various risks and uncertainties, including the risks and uncertainties described in Item 1A of this Annual Report on Form 10-K, that could cause actual results or events to differ materially from those anticipated in such statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by or on behalf of the Company. The Company assumes no obligation to update any forward-looking statement after the date on which such statement is made, even if new information subsequently becomes available.
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

•
Failure to Comply With Statutory and Regulatory Requirements Could Result in Loss of Access to U.S. Federal Student Loans and Grants Under Title IV, a Requirement to Pay Fines or Monetary Liabilities or Other Sanctions

To maintain Title IV eligibility, each group of schools combined into an OPEID unit must comply with the extensive statutory and regulatory requirements of the Higher Education Act and other laws and accrediting standards relating to its financial aid management, educational programs, financial strength, facilities, recruiting practices, representations made by the school and various other matters. Failure to comply with these requirements could result in the loss or limitation of the eligibility of Kaplan University to participate in Title IV programs; a requirement to pay fines or to repay Title IV program funds; a denial or refusal by the ED to consider a school’s application for renewal of its certification to participate in the Title IV programs or for approval to add a new campus or educational program; a requirement to submit a letter of credit; the placement of the institution on the heightened cash-monitoring or reimbursement method of payment; the placement of the institution on provisional certification; the imposition of civil or criminal penalties; or other sanctions. On December 17, 2015, Kaplan University received notice from the ED that it had been placed on provisional certification status until September 30, 2018. During the period of provisional certification, Kaplan University must obtain prior ED approval to open a new location, add an educational program, acquire another school or make any other significant change. Provisional certification status carries fewer due process protections than full certification. As a result, the ED may withdraw an institution’s provisional certification more easily than if it is fully certified. Provisional certification does not otherwise limit access to Title IV program funds by students attending the institution.
No assurance can be given that Kaplan University programs currently participating in Title IV programs will maintain their Title IV eligibility, accreditation and state authorization in the future or that the ED might not successfully assert that one or more of such programs have previously failed to comply with Title IV requirements. The loss of Title IV eligibility by Kaplan University would have a material adverse effect on Kaplan’s operating results.

•	Program Reviews, Audits, Investigations and Other Reviews of KHE Schools Could Result in Findings of Failure to Comply With Statutory and Regulatory Requirements
Kaplan University is subject to program reviews, audits, investigations and other compliance reviews conducted by various regulatory agencies and auditors, including, among others, the ED, the ED’s Office of the Inspector General, accrediting bodies and state and various other federal agencies, as well as annual audits by an independent certified public accountant of each OPEID unit’s compliance with Title IV statutory and regulatory requirements. These compliance reviews can result in findings of noncompliance with statutory and regulatory requirements that can, in turn, result in proceedings to impose fines, liabilities, civil or criminal penalties or other sanctions against the school, including loss or limitation of its eligibility to participate in Title IV programs or in other federal or state financial assistance programs. Certain former KHE schools are the subject of ongoing compliance reviews and lawsuits related to their compliance with statutory and regulatory requirements and may be subject to future compliance reviews or lawsuits. Although substantially all of the assets of KHE on-ground schools were sold on September 3, 2015, Kaplan retained liability for the pre-sale conduct of those schools, and there are outstanding program reviews at four of these former schools.
KHE schools have been, and may in the future be, subject to complaints and lawsuits by present or former students or employees or other people related to compliance with statutory, common law and regulatory requirements that, if successful, could result in monetary liabilities or fines or other sanctions.

•
Reductions in the Amount of Funds Available to Students, Including Under Title IV Programs, in KHE Schools, Changes in the Terms on Which Such Funds Are Made Available or Loss or Limitation of Eligibility to Receive Such Funds Could Have a Material Adverse Effect on Kaplan’s Business and Operations

During the Company’s 2016 fiscal year, funds provided under the student financial aid programs created under Title IV accounted for approximately $437 million of the revenues of the schools in KHE. Any legislative, regulatory or other development that has the effect of materially reducing the amount of Title IV financial assistance or other funds available to the students of those schools would have a material adverse effect on Kaplan’s business and operations. In addition, any development that has the effect of making the terms on which Title IV financial assistance or other funds are available to students of those schools materially less attractive could have a material adverse effect on Kaplan’s business and operations.

•	ED Rules Regarding Borrower Defense to Repayment Could Have a Material Adverse Effect on Kaplan's Business and Operations
On November 1, 2016, the ED issued final rules effective July 1, 2017, that expand the bases on which borrowers may obtain ED discharge of their federal financial aid loans and establish a process for the ED to commence a separate proceeding against the institution to recover the discharged amounts. The rules permit loan discharges based on substantial misrepresentations, breaches of contract, or favorable judgments against the school; in some cases, by classes of students as well as individual students. In addition, the final rules amend the ED’s financial responsibility regulations by, among other things, imposing two sets of triggers for determining whether the ED may require the institution to furnish the ED with a letter of credit or other form of acceptable financial protection and to accept other requirements the ED might impose. The rules also require schools not meeting a loan “repayment rate” threshold calculation to provide an ED-prepared warning to current and prospective students and to include the warning on its website and in promotional materials and advertisements. The rules also include new provisions related to arbitration and class action lawsuits, including prohibitions regarding an institution’s use of pre-dispute arbitration agreements and class action waivers. The Company cannot predict how the ED will interpret and enforce the new borrower defense to repayment rules, however, the new rules could have a material adverse effect on Kaplan’s business and results of operations.

•	Regulatory Changes Could Have a Material Adverse Effect on Kaplan’s Business and Operations
The implementation of new Title IV and other regulations have required and will require Kaplan to change its practices to comply with new requirements. These changes have increased and will continue to increase its administrative costs and overall risk. Changes to its practices or Kaplan’s inability to comply with the final regulations could have a material adverse effect on Kaplan’s business and results of operations. Moreover, the ED or other U.S. or international regulatory bodies could implement new regulations or amend existing regulations in a manner that could have a material adverse effect on Kaplan’s business and results of operations.

•	Changes to the Regulations Regarding Incentive Compensation Make It Difficult for Kaplan to Attract Students and Retain Qualified Personnel and Add Compliance Risk
Under the incentive compensation rule, an institution participating in the Title IV programs may not provide any commission, bonus or other incentive payment to any person or entity engaged in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV funds if such payment is based directly or indirectly on success in securing enrollments or financial aid. On July 1, 2011, regulations went into effect that amended the incentive compensation rule by reducing the scope of permissible payments under the rule and expanding the scope of payments and employees subject to the rule. KHE modified some of its compensation practices as a result of the revisions to the incentive compensation rule. Due to a lack of clear guidance from the ED, there is no assurance that these modifications will in all cases be found to be in compliance with the ED’s interpretation of the regulations. Additionally, these changes to compensation arrangements make it difficult to attract students and to provide adequate incentives to promote superior job performance and retain qualified personnel. The Company believes that this change in Kaplan’s approach to recruiting has adversely impacted, and will continue to adversely impact, Kaplan’s enrollment rates, operating costs, business and results of operations. The Company cannot predict how the ED will interpret and enforce all aspects of the revised incentive compensation rule in the future, and any changes in this regard could have a material adverse effect on Kaplan’s business and results of operations.

•	ED Rules Regarding Gainful Employment Have Had and Could Continue to Have a Material Adverse Effect on Kaplan’s Business and Operations
Under the Higher Education Act, certain education programs, including all programs offered by Kaplan University, are required to lead to gainful employment in a recognized occupation in order to be eligible to participate in the Title IV programs. The ED has defined the phrase “gainful employment” to mean employment with earnings high enough to meet specific student debt-to-income ratios. The ED tied an education program’s Title IV eligibility to whether the program meets that definition. These regulations are known as the “gainful employment” rules or “GE” rules. Under these regulations, the ED calculates two debt-to-earnings rates for each program subject to the GE regulations: an annual debt-to-earnings rate and a discretionary debt-to-earnings rate. Under the debt-to-earnings rates for Kaplan’s programs that were released in January 2017 for the 2014–2015 award year, which are the first rates to be issued under the GE rules, none of Kaplan University’s active programs currently accepting students failed the GE test. Kaplan University has five other programs that failed the GE test. Of these five programs, two have been discontinued, have no students and are no longer being offered, and the remaining three are still active but are not accepting new enrollments. The three active failing programs accounted for approximately $16.7 million in revenue in 2016. Kaplan University also has 16 programs in the warning zone status. Four of these programs are active and currently accepting students. These four programs accounted for approximately $71 million and $51.1 million in revenue for 2015 and for 2016, respectively. Of the remaining 12 programs in the warning zone, five have been discontinued, have no students and are no longer being offered, and seven of these programs are active but not currently accepting enrollments. The ED has stated that it has the ability to combine, for future GE debt-to-earnings calculations, any new programs that it determines to be “substantially similar” to other current or past programs. Kaplan University started a number of new programs after the effective date of the GE rules. If the ED determines that these new programs are substantially similar and combines the new programs with programs that are currently in the warning zone or that failed the GE test, eligibility of the new programs to participate in Title IV programs and revenues from such programs would be materially adversely affected.
The GE rules allow for an appeal of these rates if the institution can provide alternative earnings data for each appealed program showing an improvement in the GE rates and moving the program from fail to warning zone or from warning zone to pass. Kaplan University has appealed the rates for the 16 programs in the warning zone, including the four programs that are active and currently accepting students and the remaining 12 programs that are discontinued and not accepting students. Although none of five failing programs are active and accepting students, Kaplan University has appealed their rates as well. Kaplan University cannot predict the outcome of these appeals.
The ultimate outcome of future GE rates and their impact on Kaplan’s operations can not be predicted. The GE rules have caused Kaplan to eliminate or limit enrollments in certain educational programs at some of its schools;

may result in the loss of student access to Title IV programs; and has had and may continue to have a material adverse effect on KHE’s revenues, operating income and cash flows.
The regulations also contain requirements related to public disclosure of program information and outcomes, reporting data to the ED, including the debt-to-earnings rates, and certification requirements. On October 9, 2015, Kaplan University received a letter from the ED indicating that it had failed to report data on a significant number of programs that were listed as active in the ED’s system. The letter stated that until this issue is resolved, Kaplan University cannot start any new programs, and failure to resolve the issue could result in material administrative actions. There is no assurance that the ED will accept Kaplan’s corrected data, will not find additional issues, or will not take further action against Kaplan University.

•
Congressional Examination of For-Profit Education and Other Governmental Scrutiny by the ED and Other Federal and State Regulators Could Lead to Legislation or Other Governmental Action That May Materially and Adversely Affect Kaplan’s Business and Operations

There has been increased attention by Congress on the role that for-profit educational institutions play in higher education, including their participation in Title IV programs and tuition assistance programs for military service members attending for-profit colleges. Beginning in June 2010, the HELP Committee held a series of hearings to examine the for-profit education sector and requested information from various for-profit institutions, including KHE institutions. In July 2012, the majority staff of the HELP Committee issued a final report to conclude the review. The final report included observations and recommendations for Federal policy.
Other committees of Congress have also held hearings into, among other things, the standards and procedures of accrediting agencies, credit hours and program length and the portion of U.S. Federal student financial aid going to for-profit institutions. Several legislators have requested the U.S. Government Accountability Office to review and make recommendations regarding, among other things, student recruitment practices; educational quality; student outcomes; the sufficiency of integrity safeguards against waste, fraud and abuse in Title IV programs; and the percentage of proprietary institutions’ revenue coming from Title IV and other U.S. Federal funding sources. Congress is expected to consider reauthorization of the Higher Education Act in 2017, but the Company cannot predict if or when this process will be completed. This increased activity, and other current and future activity, may result in legislation, further rulemaking and other governmental actions affecting Kaplan’s participation in Title IV programs or the amount of student financial assistance for which Kaplan’s students are eligible. In addition, concerns generated by congressional or other activity, or negative media reports, may adversely affect enrollment in for-profit educational institutions.
The increased scrutiny of for-profit schools also has resulted in additional enforcement actions, investigations and lawsuits by the ED, other federal agencies, state Attorneys General and state licensing agencies. These actions and allegations have attracted significant negative media coverage. Recent enforcement actions have resulted in institutions being required to post substantial letters of credit, liabilities, restrictions and sanctions and, in some cases, have led to the loss of Title IV eligibility and closure of institutions. Allegations and enforcement actions against the overall postsecondary education sectors may impact general public perceptions of private-sector educational institutions, including Kaplan, in a negative manner. Negative media coverage regarding other educational institutions or regarding Kaplan directly could damage Kaplan’s reputation, reduce student demand for Kaplan programs or lead to increased regulatory scrutiny and could negatively impact Kaplan’s operating results.
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
A school may lose its eligibility to participate in Title IV programs if student defaults on the repayment of Title IV loans exceed specified rates, referred to as “cohort default rates.” The ED calculates a cohort default rate for each OPEID number. Kaplan University has one OPEID number. The schools in an OPEID number whose cohort default rate exceeds 40% for any single year lose their eligibility to participate in the Direct Loan programs for at least two fiscal years, effective 30 days after notification from the ED. The schools in an OPEID number whose cohort default rate equals or exceeds 30% for three consecutive years lose their Title IV eligibility to participate in the Direct Loan and U.S. Federal Pell Grant programs effective 30 days after notification from the ED and for at least two fiscal years. The schools in an OPEID number whose cohort default rate equals or exceeds 30% in two of the three most recent fiscal years for which rates have been issued by the ED may be placed on provisional certification by the ED and could be required by the ED to submit a letter of credit under the borrower defense to repayment regulations. The loss of Title IV eligibility by Kaplan University due to cohort default rates that exceed specified rates would have a material adverse effect on Kaplan’s operating results.

•	Title IV Revenues in Excess of U.S. Federally Set Percentage Could Lead to Loss of Eligibility to Participate in Title IV Programs
Under regulations referred to as the 90/10 rule, an institution could lose its eligibility to participate in Title IV programs if it derives more than 90% of its receipts from Title IV programs, as calculated on a cash basis in accordance with the Higher Education Act and applicable ED regulations, in each of two consecutive fiscal years. Any institution with Title IV receipts exceeding 90% for a single fiscal year would be placed on provisional certification and may be subject to other enforcement measures, including a potential requirement to submit to the ED a letter of credit under the borrower defense to repayment regulations that take effect on July 1, 2017. The enactment of the U.S. Federal Ensuring Continued Access to Student Loans Act of 2008 increased student loan limits and the maximum amount of Pell Grants, which resulted in an increase in the percentage of Kaplan University’s receipts from Title IV programs. These increases, and any future increases or changes in the 90/10 calculation formula or any ED interpretation of what revenue may be included in the calculation, make it more difficult for institutions to comply with the 90/10 rule.
Kaplan has taken steps to ensure that revenue from programs acquired by Kaplan University is eligible to be counted in that campus’s 90/10 calculation. However, there can be no guarantee that the ED will not challenge the inclusion of revenue from any acquired program in Kaplan University’s 90/10 calculations or will not issue an interpretation of the 90/10 rule that would exclude such revenue from the calculation. There can be no guarantee that these measures will be adequate to prevent the 90/10 ratio at Kaplan University from exceeding 90% in the future.
In addition, certain legislators have proposed amendments to the Higher Education Act that would lower the threshold percentage in the 90/10 rule to 85%, treat non-Title IV federal funds as Title IV funds in the 90/10 calculation and make other refinements to the calculation. If these proposals or similar laws or regulations are adopted, they would make it more difficult for Kaplan University to comply with the 90/10 rule.
The loss of Title IV eligibility by Kaplan University due to a violation of the 90/10 rule would have a material adverse effect on Kaplan’s operating results.

•	Failure to Maintain Institutional Accreditation Could Lead to Loss of Ability to Participate in Title IV Programs
Kaplan University’s online university and all of its ground campuses are institutionally accredited by a regional accreditor recognized by the ED. Accreditation by an accrediting agency recognized by the ED is required for an institution to become and remain eligible to participate in Title IV programs. Kaplan University’s institutional accreditor conducts reviews from time to time for a variety of reasons. Failure to resolve any concerns that may arise during such reviews could result in a loss of accreditation at the school. The loss of accreditation would, among other things, render the affected school and programs ineligible to participate in Title IV programs and would have a material adverse effect on Kaplan’s business and operations.

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
Kaplan’s institutions and programs are subject to state-level regulation and oversight by state licensing agencies, whose approval is necessary to allow an institution to operate and grant degrees or diplomas in the state. Institutions that participate in Title IV programs must be legally authorized to operate in the state in which the institution is physically located. The loss of such authorization would preclude the institution from offering postsecondary education and render students ineligible to participate in Title IV programs. Loss of authorization at campus locations or, in states that require it, for Kaplan University’s online programs would have a material adverse effect on Kaplan University’s business and operations.
Some states have sought to assert jurisdiction over online education institutions that offer education services to residents in the state or to institutions that advertise or recruit in the state, notwithstanding the lack of a physical location in the state. State regulatory requirements for online education vary among the states, are not well developed in many states, are imprecise or unclear in some states and are subject to change. If Kaplan University is found not to be in compliance with an applicable state regulation and a state seeks to restrict one or more of Kaplan University’s business activities within its boundaries, Kaplan University may not be able to recruit or enroll students in that state and may have to cease providing services and recruiting in that state.
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
On December 19, 2016, the ED issued final regulations regarding distance-education state authorization requirements that would require Kaplan University to be authorized in additional states, as well as regulations applicable to institutions with Title IV participating locations in a foreign country. Specifically, the regulations will require an institution that offers postsecondary education through distance education in a state in which the institution is not physically located, or in which the state determines that the institution is otherwise subject to the state’s jurisdiction, to meet the state’s authorization requirements for offering postsecondary distance education in that state. The regulations also will require the institution to document that there is a state process for review and appropriate action on complaints from enrolled students in each such state. In addition, the regulations will require the institution to provide public disclosures regarding various matters relating to its state authorization and to provide individualized disclosures to each prospective student regarding certain matters, including whether the student’s program does not meet licensure or certification prerequisites in the state in which the student resides. The regulations in certain circumstances consider an institution to be authorized in states that participate in a state authorization reciprocity agreement that covers the institution. The regulations are not scheduled to take effect until July 1, 2018. If Kaplan is unable to obtain the required approvals for distance-education programs by the effective date of the new regulations, then Kaplan students residing in the state for which approval was not obtained may be unable to receive Title IV funds, which could have a material adverse effect on Kaplan’s business and operations. Additionally, these rules may impact Concord’s ability to enroll students into its Juris Doctor program outside of California.

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
An institution participating in Title IV programs must maintain a certain level of financial responsibility as determined under the Higher Education Act and under ED regulations. The ED measures an institution’s financial responsibility by compiling a composite score, ranging from -0.1 to 3.0, pursuant to a formula that incorporates various financial data from annual financial statements submitted to the ED. An institution with a composite score of 1.5 or higher passes the composite test. An institution with a composite score of at least 1.0 and less than 1.5 is in the zone. If an institution’s composite score is in the zone and the institution complies with other financial responsibility standards, the ED typically permits the institution to continue participating in the Title IV programs under certain conditions, including imposing certain monitoring and reporting requirements, placing the institution on provisional certification and transferring the institution from the advance system of Title IV payment to a heightened cash-monitoring or reimbursement system of payment. An institution fails the composite score test with a score of less than 1.0. The ED may permit such institutions to continue participating in the Title IV programs under the aforementioned conditions and potentially other conditions, as well as a requirement to submit to the ED a letter of credit in an amount equal to at least 10% of the annual Title IV program funds received by the institution during its most recently completed fiscal year, although the ED could require a letter of credit based on a higher percentage of the institution’s annual Title IV program funds. The borrower defense to repayment regulations that take effect on July 1, 2017, expand the list of circumstances that could require an institution to provide the ED with a letter of credit or other form of acceptable financial protection. Moreover, the new borrower defense to repayment regulations may increase the required minimum letter of credit amount beyond 10% of annual Title IV funds to include additional amounts that the ED determines are needed to fully cover any estimated potential losses. If an institution is unable to submit a required letter of credit or to comply with ED imposed conditions, the institution could be subject to loss of Title IV eligibility, financial penalties and other conditions or sanctions. For the 2016 fiscal year, Kaplan University expects to have a composite score of 1.8, based on its own assessment using ED methodology. However, the ED will make its own determination once it receives and reviews Kaplan University’s audited financial statements for the 2016 fiscal year.
If Kaplan University fails to meet the composite score standard or any of the other financial responsibility standards, it may be required to post a letter of credit in favor of the ED and possibly may be subject to other sanctions, including limitation or termination of its participation in Title IV programs. A requirement to post a letter of credit or the imposition of any one or more other sanctions by the ED could have a material adverse effect on Kaplan’s results of operations.

•	Failure to Demonstrate Administrative Capability Could Result in Loss of Eligibility to Participate in Title IV Programs or Other Sanctions
ED regulations specify extensive criteria that an institution must satisfy to establish that it has the required “administrative capability” to participate in Title IV programs. These criteria include, but are not limited to, requirements relating to the institution’s compliance with all applicable Title IV requirements; the institution’s administration of Title IV programs; the institution’s compliance with certain reporting, disclosure and record-keeping obligations; and the institution’s ability to maintain cohort default rates below prescribed thresholds. Failure to comply with these criteria could result in the loss or limitation of the eligibility of Kaplan University to participate in the Title IV programs, a requirement to pay fines or to repay Title IV program funds, a denial or refusal by the ED to consider a school’s application for renewal of its certification to participate in the Title IV programs, civil or criminal penalties or other sanctions. Any one or more of these actions by the ED could have a material adverse effect on Kaplan’s results of operations.

•
Failure to Obtain Regulatory Approval of Transactions Involving a Change of Control May Result in the Loss of the Ability to Operate Schools or to Participate in U.S. Federal Student Financial Aid Programs

If Kaplan University experiences a change of control under the standards of applicable state agencies, accrediting agencies or the ED, it must seek the approval of the relevant agencies. An institution that undergoes a change of control, which may include a change of control of the institution’s parent corporation or other owners, must be reviewed and recertified by the ED and obtain approvals from certain state agencies and accrediting bodies, in some cases prior to the change of control. The failure of Kaplan University to reestablish its state authorization, accreditation or ED certification following a change of control as defined by the applicable agency could result in a suspension of operating authority or suspension or loss of U.S. Federal student financial aid funding, which could have a material adverse effect on Kaplan University’s student population and revenue.

•	Actions of Other Postsecondary Education Institutions and Related Media Coverage May Negatively Influence the Regulatory Environment and Kaplan’s Reputation
The HELP Committee hearings and various state Attorneys General’s actions, along with other recent investigations and lawsuits, have included allegations against various for-profit schools of, among other things, deceptive trade practices, false claims against the U.S. and noncompliance with state and ED regulations. These allegations have attracted significant negative media coverage. Allegations against private-sector postsecondary education institutions have impacted and may continue to impact general public perceptions of private-sector educational institutions, including Kaplan, in a negative manner. Negative media coverage regarding other educational institutions or regarding Kaplan directly could damage Kaplan’s reputation, reduce student demand for Kaplan programs or lead to increased regulatory scrutiny and could negatively impact Kaplan’s operating results.

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
A substantial portion of Kaplan International’s revenue comes from programs that prepare international students to study and travel in English-speaking countries, principally the U.S., the U.K., Australia and Singapore. Kaplan International’s ability to enroll students in these programs is directly dependent on its ability to comply with complex regulatory environments. For example, on June 23, 2016, the U.K. held a referendum in which voters approved a proposal that the U.K. leave the EU, commonly referred to as “Brexit.” As a result of the referendum, there has been a sharp decline in the value of the British pound sterling as compared to the U.S. dollar and other currencies. In the longer term, the impact on Kaplan International from Brexit will depend, in part, on the outcome of future negotiations regarding the terms of the U.K.’s withdrawal from the EU. The timing of the negotiations and its impact on recruitment of international students is uncertain. The outcome may disrupt the free movement of students and employees. It is possible that EU nationals’ ability to enter the U.K. for long- or short-term study will change or that changes in laws affecting EU nationals could also apply to international students presently covered by the Tier 4 (KI Pathways) or student visitor visa regime (KI English). It is also unclear how international student recruitment agents and prospective international students will view the U.K. as a study destination after the EU exit negotiations and the U.K.’s eventual departure from the EU. If the U.K. exit from the EU and related perceptions of the U.K. as a study destination have a significant negative impact on Kaplan’s ability to recruit international students, Kaplan’s results of operations and cash flows would be adversely and materially impacted.
On January 27, 2017, President Trump signed an executive order barring citizens from Syria, Iraq, Iran, Yemen, Libya, Somalia, and Sudan from entering the U.S. for 90 days and also suspended the admission of all refugees for 120 days. Although the ultimate enforcement and implementation of this or any subsequent order cannot be predicted, negative perceptions regarding travel to the U.S. could have a material adverse impact on Kaplan’s business.
Any significant changes to the regulatory environment, or a natural disaster or pandemic in either the students’ countries of origin or the countries to which they desire to study, could negatively affect Kaplan’s ability to attract and retain students, which could have a negative impact Kaplan’s operating results.

•	Failure to Comply With Regulations Applicable to International Operations Could Negatively Impact Kaplan’s Business
Kaplan is subject to a wide range of regulations relating to its international operations. These include domestic laws with extra-territorial reach, such as the U.S. Foreign Corrupt Practices Act, international laws with extra-territorial reach, such as the U.K. Bribery Act, as well as the local regulatory schemes of the countries in which Kaplan operates. Compliance with these regulations requires utmost vigilance. Failure to comply can result in the imposition of significant penalties or revocation of Kaplan’s authority to operate in the applicable jurisdiction, each of which could have a material adverse effect on Kaplan’s operating results.

•	Changing Perceptions About the Effectiveness of Television Broadcasting in Delivering Advertising May Adversely Affect the Profitability of Television Broadcasting
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
The continuing growth and technological expansion of Internet-based services has increased competitive pressure on the Company’s media businesses. The development and deployment of new technologies have the potential to negatively and significantly affect the Company’s media businesses in ways that cannot now be reliably predicted and that may have a material adverse effect on the Company’s operating results.

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
The Company periodically receives claims from third parties alleging that the Company’s businesses infringe on the intellectual property rights of others. It is likely that the Company will continue to be subject to similar claims, particularly as they relate to its media businesses. Other parts of the Company’s business could also be subject to such claims. Addressing intellectual product claims is a time-consuming and expensive endeavor, regardless of the merits of the claims. In order to resolve such a claim, the Company could determine the need to change its method of doing business, enter into a licensing agreement or incur substantial monetary liability. It is also possible that one of the Company’s businesses could be enjoined from using the intellectual property at issue, causing it to significantly alter its operations. Although the Company cannot predict the impact at this time, if any such claim is successful, the outcome would likely affect the business utilizing the intellectual property at issue and could have a material adverse effect on that business’s operating results or prospects.

•	Failure to Comply With Privacy Laws or Regulations Could Have an Adverse Effect on the Company’s Business
Various federal, state and international laws and regulations govern the collection, use, retention, sharing and security of consumer data. This area of the law is evolving, and interpretations of applicable laws and regulations differ. Legislative activity in the privacy area may result in new laws that are relevant to the Company’s operations, for example, use of consumer data for marketing or advertising and new general data privacy regulations adopted by the European Union known as the General Data Protection Regulation (GDPR). Complying with the enhanced obligations imposed by the GDPR may result in significant costs to the Company's business and require the Company to amend certain of its business practices. Claims of failure to comply with the Company’s privacy policies or applicable laws or regulations could form the basis of governmental or private-party actions against the Company and could result in significant penalties. Such claims and actions could cause damage to the Company’s reputation and could have an adverse effect on the Company’s business.

•	Extensive Regulation of the Health Care Industry Could Adversely Affect the Company’s Health Care Businesses and Results of Operations
The home health and hospice industries are subject to extensive federal, state and local laws, with regulations affecting matters including licensure and certification, quality of services, qualifications of personnel, confidentiality and security of medical records, relationships with physicians and other referral sources, operating policies and procedures, and billing and coding practices. These laws and regulations change frequently, and the manner in which they will be interpreted is subject to change in ways that may not be predicted. Currently, there is significant uncertainty regarding the future of the Patient Protection and Affordable Care Act of 2010, as well as other regulations affecting the home health and hospice industries. Reimbursement for services by third-party payers, including Medicare, Medicaid and private health insurance providers, continues to decline, while authorization and compliance requirements continue to add to the cost of providing those services. Managed-care organizations, hospitals, physician practices and other third-party payers continue to consolidate in response to the evolving regulatory environment, thereby enhancing their ability to influence the delivery of health care services and decreasing the number of organizations serving patients. This consolidation could adversely impact Graham Healthcare Group’s businesses if they are unable to maintain their ability to participate in established networks. Changes in existing laws or regulations, in their interpretation and enforcement, and the enactment of new laws or regulations could have a material adverse effect on the Company’s health care businesses’ operations.

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
The Company’s computer networks may also be vulnerable to unauthorized access, computer hackers, computer viruses and other security threats. Despite the Company's efforts to prevent security breaches, including unauthorized access to student and patient data and personally identifiable information, its systems may still be vulnerable to these threats. A user who circumvents security measures could misappropriate proprietary information or cause disruptions or malfunctions in operations. Any of these events could have a material adverse effect on the Company’s business and results of operations.

•	Failure to Successfully Assimilate Acquired Businesses Could Negatively Affect the Company’s Business
The Company’s Kaplan subsidiary has historically been an active acquirer of businesses that provide educational services. Kaplan completed three acquisitions in 2016 and expects to continue to acquire businesses from time to time, as do the Company and its other subsidiaries. Acquisitions involve various inherent risks and uncertainties, including difficulties in efficiently integrating the service offerings, accounting and other administrative systems of an acquired business; the challenges of assimilating and retaining key personnel; the consequences of diverting the attention of senior management from existing operations; the possibility that an acquired business does not meet or exceed the financial projections that supported the purchase price; and the possible failure of the due diligence process to identify significant business risks or undisclosed liabilities associated with the acquired business. A failure to effectively manage growth and integrate acquired businesses could have a material adverse effect on the Company’s operating results.

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

•	The Spin-Off of Cable ONE Could Result in Significant Tax Liability to the Company and its Stockholders
In connection with the Company's spin-off of Cable ONE, it received a written opinion of counsel to the effect that the distribution of Cable ONE common stock in the spin-off (Distribution) should qualify for non-recognition of gain and loss under Section 355 of the Internal Revenue Code.
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
If the Distribution were determined not to qualify for non-recognition of gain and loss, the Company's stockholders could be subject to tax. In this case, each U.S. stockholder who received Cable ONE common stock in the Distribution would generally be treated as receiving a distribution in an amount equal to the fair market value of the Cable ONE common stock received in the Distribution, which would generally result in (1) a taxable dividend to the holder to the extent of the holder’s pro rata share of our current and accumulated earnings and profits; (2) a reduction in the holder’s tax basis (but not below zero) in the Company's common stock to the extent the amount received exceeds the holder’s share of our earnings and profits; and (3) a taxable gain from the exchange of the Company's common stock to the extent the amount received exceeds the sum of the holder’s share of the Company's earnings and profits and the holder’s tax basis in the Company's common stock.

In addition, Section 355(e) of the Internal Revenue Code generally creates a presumption that the Distribution would be taxable to the Company, but not to the Company's stockholders, if the Company, Cable ONE or any of the Company's respective stockholders were to engage in transactions that result in a 50% or greater change by vote or value in the ownership of the Company's stock or the stock of Cable ONE during the four-year period beginning on the date that begins two years before the date of the Distribution, unless it were established that such transactions and the Distribution were not part of a plan or series of related transactions giving effect to such a change in ownership. If the Distribution were taxable to the Company due to such a 50% or greater change in ownership, the Company would recognize a gain equal to the excess of the fair market value of the Cable ONE common stock distributed to the Company's stockholders in the Distribution over the Company's tax basis in the Cable ONE common stock. Any such tax liability could be material.
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
The Company leases space for its corporate offices in Arlington, VA. The space consists of 33,815 square feet of office space, and the lease expires in 2024, subject to an option of the Company to extend.
Directly or through its subsidiaries, Kaplan owns a total of four properties: a 30,000-square-foot, six-story building located at 131 West 56th Street in New York City, used by KI English North America as an education center primarily for international students; a redeveloped 47,410-square-foot, four-story brick building in Lincoln, NE, used by Kaplan University; a 4,000-square-foot office condominium in Chapel Hill, NC, utilized by KTP; and a 15,000-square-foot, three-story building in Berkeley, CA, used by KTP and KIC North America.
In the U.S., Kaplan, Inc. and KHE lease corporate offices, together with a data center, call center and employee-training facilities, in two 97,000-square-foot buildings located on adjacent lots in Fort Lauderdale, FL. Both of those leases will expire in 2018. Kaplan, Inc. and KHE share corporate office space in a 22,000-square-foot office building in Alpharetta, GA, under a lease that expires in 2021. KHE leases 62,500 square feet of corporate office space in Chicago, IL, under a lease that will expire in 2022 (of which approximately 21,000 square feet have been subleased through the remainder of the term). KHE also separately leases 76,500 square feet of office space in Chicago, IL; however, the location has been entirely subleased through the remainder of the lease term. In addition, KHE separately leases two corporate offices, totaling 64,128 square feet, in La Crosse, WI, under leases that will expire in 2022; a two-story, 124,500-square-foot building in Orlando, FL, that is used as an additional support center (of which approximately 48,000 square feet have been subleased to a third party), pursuant to a lease that will expire in 2021; and 88,800 square feet of corporate office space in Plantation, FL, for a term that expires in 2021. Kaplan, Inc. and KTP have signed a sublease for 84,500 square feet in New York (expiring in May 2021). Kaplan, Inc. and KTP also separately lease 159,540 square feet in New York; however, the location has been entirely subleased to two different parties through the remainder of the lease term.
In addition, the KI English business maintains more than 50 leases in the U.S., comprising an aggregate of approximately 1.7 million square feet of instructional and dormitory space.
Overseas, Dublin Business School’s facilities in Dublin, Ireland, are located in five buildings, aggregating approximately 74,000 square feet of space, that are rented under leases expiring between 2017 and 2029. Kaplan Publishing has an office and distribution warehouse in Wokingham, Berkshire, U.K., of 27,000 square feet, under a lease expiring in 2026. Kaplan Financial’s largest leaseholds are office and instructional spaces in London, U.K., of 33,000 square feet (expiring in 2033) and 50,200 square feet (comprising two leases) obtained in January 2015 and expiring in 2030; office and instructional space in Birmingham, U.K., of 23,600 square feet (expiring in 2017); office and instructional space in Manchester, U.K., of 26,900 square feet (comprising five separate leases, one lease of 11,244 square feet expiring in March 2017 and the remaining four separate leases of 15,656 square feet expiring in 2022); office and instructional space in Wales, U.K., of 34,000 square feet (notice to terminate this lease has been served, to expire in December 2016); office and instructional space in Singapore, of 162,000 square feet (comprising five separate leases, expiring between 2016 and 2021); and office and instructional space in Hong Kong, of 30,850 square feet. Palace House in London, which was previously occupied by Kaplan Law School, with 20,200 square feet of space in London, U.K. (comprising four separate leases, expiring in 2017), is now primarily occupied by the KIC Pathways business. In addition, Kaplan has entered into two separate leases in Glasgow, Scotland, for 58,000 square feet and 22,400 square feet, respectively, of dormitory space that was constructed and opened to students in 2012. These leases expire in 2032. In addition, Kaplan leases approximately 143,000 square feet of dormitory space as the main tenant of a student residential building in Nottingham, U.K. Kaplan has further entered into a lease agreement for a residential college in Bournemouth, England, which comprises approximately 175,000 square feet. In Australia, Kaplan leases one location in Melbourne, with an aggregate of approximately 23,000 square feet; four locations in Sydney, of approximately 13,000 square feet; one location in Brisbane, of 39,000 square feet; two locations in Cairns, of 7,000 square feet; and two locations in Adelaide, of 24,750 square feet. These leases expire at various times, from 2017 through 2022. The University of Adelaide College (formerly Bradford College), in Adelaide, Australia, leases one location, with an aggregate of 38,890 square feet; and Murdoch Institute of Technology is housed in one location on the Murdoch University campus, under a license agreement, of 3,750 square feet. In New Zealand, Kaplan leases one location of approximately 10,300 square feet. These leases expire in 2018 and 2021. All other Kaplan facilities in the U.S. and overseas (including administrative offices and instructional locations) occupy leased premises that are for less space than those listed above.
The offices of the Company’s broadcasting operations are located in leased space in Chicago, IL. The operations of each of the Company’s television stations are owned by subsidiaries of the Company, as are the related tower sites (except in Houston, Orlando and Jacksonville, where the tower sites are 50% owned).
Celtic’s headquarters office is located in leased space in Mars, PA. This lease expires in 2017. In addition to its headquarters, Celtic leases 13 small office spaces in its various service territories: Carlisle, PA; Mechanicsburg, PA; Williamsport, PA; Harrisburg, PA; Kingston, PA; Milford, PA; Stroudsburg, PA; Rockville, MD; Owings Mills, MD; Shiloh, IL; Marion, IL; Mt. Carmel, IL; and Mt. Vernon, IL. Additionally, Celtic leases space for a hospice inpatient unit in Wilkes-Barre, PA. Celtic also owns a total of four properties located in Carlinville, IL; Centralia, IL; Murphysboro, IL; and Benton, IL.
Residential’s Michigan headquarters offices are located in leased space in Troy, MI. Residential also leases office space in Grand Rapids, MI, and in Lansing, MI. In Illinois, Residential’s main office is located in Downer’s Grove, IL.
Forney has 20,000 square feet of corporate office space in Addison, TX. That lease began in April 2014 and expires in 2024. Forney’s manufacturing facility is located in Monterrey, Mexico, in a building that contains 85,169 square feet of office and manufacturing space under a lease that expires in 2020. Forney also leases sales offices in Shanghai, Beijing and Singapore; the combined office space is less than 3,000 square feet, and the leases are renewable annually.
Joyce/Dayton owns three properties: its corporate headquarters in Kettering, OH, and manufacturing facilities in Portland, IN, and Clayton, OH. It also leases a manufacturing facility in West Hartford, CT.
Dekko owns seven U.S. properties: a 200,600-square-foot headquarters office and manufacturing building in Garrett, IN; a 65,950-square-foot manufacturing building in Avilla, IN; 64,500 square feet of manufacturing and warehouse space in Ardmore, AL; 61,750 square feet of warehouse space in El Paso, TX; and a 22,500-square-foot new product development center in LaOtto, IN. In addition, Dekko owns 126,000 square feet of manufacturing and office space in Juarez, Mexico. In the U.S., Group leases 46,370 square feet of manufacturing and warehouse space in North Webster, IN, under a lease that expires in 2016; a 30,000-square-foot warehouse building in Kendallville, IN, pursuant to a month-to-month lease; and a data/training facility in Kendallville, IN, under a lease expiring in 2020. Dekko also separately leases two office condominiums in Chicago, IL, and Grand Rapids, MI. Both of those leases will expire in 2018. Electri-Cable Assemblies leases 33,208 square feet of manufacturing and warehouse space in Shelton, CT, under a lease that expires in 2021 and 24,324 square feet of manufacturing and warehouse space in Shelton, CT, under a lease that expires in 2020.
The Slate Group leases office space in Brooklyn, NY, and Washington, DC.
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
During 2014, certain Kaplan subsidiaries were subject to two other unsealed cases filed by former employees that include, among other allegations, claims under the False Claims Act relating to eligibility for Title IV funding. The U.S. Government declined to intervene in all cases, and, as previously reported, court decisions either dismissed the cases in their entirety or narrowed the scope of their allegations. The two cases are captioned United States of America ex rel. Carlos Urquilla-Diaz et al. v. Kaplan University et al. (unsealed March 25, 2008) and United States of America ex rel. Charles Jajdelski v. Kaplan Higher Education Corp. et al. (unsealed January 6, 2009).
On August 17, 2011, the U.S. District Court for the Southern District of Florida issued a series of rulings in the Diaz case, which included three separate complaints: Diaz, Wilcox and Gillespie. The court dismissed the Wilcox complaint in its entirety; dismissed all False Claims Act allegations in the Diaz complaint, leaving only an individual employment claim; and dismissed in part the Gillespie complaint, thereby limiting the scope and time frame of its False Claims Act allegations regarding compliance with the U.S. Federal Rehabilitation Act. On October 31, 2012, the court entered summary judgment in favor of the Company as to the sole remaining employment claim in the Diaz complaint. On July 16, 2013, the court likewise entered summary judgment in favor of the Company on all remaining claims in the Gillespie complaint. Diaz and Gillespie each appealed to the U.S. Court of Appeals for the Eleventh Judicial Circuit. Arguments on both appeals were heard on February 3, 2015. On March 11, 2015, the appellate court issued a decision affirming the lower court’s dismissal of all of Gillespie’s claims, however Gillespie continues to file challenges to the appellate decision. The appellate court also dismissed three of the four Diaz claims, but reversed and remanded on Diaz’s claim that incentive compensation for admissions representatives was improperly based solely on enrollment counts. Kaplan filed an answer to Diaz’s amended complaint on September 11, 2015. Kaplan filed a motion to dismiss Diaz's claims, and a hearing was held on December 17, 2015. On March 24, 2016, the Court denied the motion to dismiss. Discovery in the case closed in January 2017. Kaplan filed a motion for summary judgment on February 21, 2017. A trial, if needed, is scheduled for July 10, 2017.
On July 7, 2011, the U.S. District Court for the District of Nevada dismissed the Jajdelski complaint in its entirety and entered a final judgment in favor of Kaplan. On February 13, 2013, the U.S. Circuit Court for the Ninth Judicial Circuit affirmed the dismissal in part and reversed the dismissal on one allegation under the False Claims Act relating to eligibility for Title IV funding based on claims of false attendance. The surviving claim was remanded to the District Court, where Kaplan was again granted summary judgment on March 9, 2015. Plaintiff has appealed this judgment and briefing is complete. Despite the sale of the nationally accredited Kaplan Higher Education Campuses business, Kaplan retains liability for these claims.
On December 22, 2014, a former student representative filed a purported class- and collective-action lawsuit in the U.S. District Court for the Northern District of Illinois, in which she asserts claims under the Illinois Minimum Wage Law and the Fair Labor Standards Act (FLSA) (Sharon Freeman v. Kaplan, Inc.). The plaintiff alleges that she and other law students who were student representatives, on their respective law school campuses, of Kaplan’s bar exam preparation business should have been classified as employees and paid minimum wage. The parties reached an agreement to settle this matter, and in June, the settlement was approved by the District Court.
On February 7, 2011, KHE received a Civil Investigative Demand from the Office of the Attorney General of the State of Illinois. The demand primarily sought information pertaining to Kaplan University’s online students who are residents of Illinois. KHE has cooperated with the Illinois Attorney General and provided the requested information. Although the matter is not technically closed and KHE may receive further requests for information from the Illinois Attorney General, there has been no such further correspondence over the past five years to date. The Company cannot predict the outcome of this inquiry.
On July 20, 2011, KHE received a subpoena from the Office of the Attorney General of the State of Delaware. The demand primarily sought information pertaining to Kaplan University’s online students and Kaplan Higher Education Campuses’ former students who are residents of Delaware. KHE has cooperated with the Delaware Attorney General and provided the information requested in the subpoena. Although the matter is not technically closed and KHE may receive further requests for information from the Delaware Attorney General, there has been no such further correspondence over the past five years to date. The Company cannot predict the outcome of this inquiry.
On January 16, 2012, prior to Kaplan’s sale of the Kidum Group in Israel, the Kidum Group received notice of a putative class-action complaint against the Kidum Group’s Wall Street Institute business, alleging violations of Israeli consumer protection law in connection with certain enrollment and refund policies. Kaplan has continuing obligations to the purchaser under the terms of the agreement of sale. In January 2016, Israel’s Central District Court issued a ruling allowing the case to proceed as a class action. Plaintiffs filed an amended claim on May 3, 2016, in order to comply with the court’s class certification order. Kidum filed its statement of defense to the amended claim on September 15, 2016, and plaintiffs filed their reply on November 15, 2016. A pre-trial hearing was held on November 20, 2016, and discovery began in January. At this time, the Company cannot predict the outcome of this matter.
On September 30, 2016, a purported class-action lawsuit was filed against KHE and Education Corporation of America d/b/a Brightwood College, in Alameda County Superior Court, in Oakland, CA, by Donna Hillman alleging violations of California wage and hour laws as they apply to “adjunct” or part-time faculty. The complaint seeks a declaratory judgment that Kaplan violated the California Labor Code and an award of damages for allegedly unpaid wages, penalties under the California Labor Code, interest and attorney’s fees. A response and general denial was filed on November 2, 2016. KHE moved to transfer the venue to Sacramento, CA. Mediation has been set for March 7, 2017. At this time, the Company cannot predict the outcome of this matter.
On March 28, 2016, a purported class-action lawsuit was filed in the U.S. District Court for the Northern District of Illinois by Erin Fries, a physical therapist formerly employed by Residential, against Residential Home Health, LLC, Residential Home Health Illinois, LLC, and David Curtis. The complaint alleges violations of the FLSA and the Illinois minimum wage law. The complaint seeks damages, attorney’s fees and costs. At this time, the Company cannot predict the outcome of this matter.
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
The high and low sales prices of the Company’s Class B Common Stock are listed below (amounts for the first half of 2015 were revised to reflect the Cable ONE spin-off).

	2016		2015
Quarter	High	Low	High	Low
January–March	$532	$425	$664	$505
April–June	520	452	676	575
July–September	527	474	724	565
October–December	548	441	608	469
At January 31, 2017, there were 27 holders of record of the Company’s Class A Common Stock and 455 holders of record of the Company’s Class B Common Stock.
Dividend Information
Both classes of the Company’s Common Stock participate equally as to dividends. Total dividends paid during 2016 were $4.84. Total dividends paid during 2015 were $9.10, with three quarterly dividends paid at a rate of $2.65 per share and one dividend paid at a rate of $1.15 per share. The quarterly dividend rate was adjusted as a result of the spin-off of Cable ONE.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table and the footnote thereto set forth certain information as of December 31, 2016, concerning compensation plans of the Company under which equity securities of the Company are authorized to be issued.

	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	186,996	$559.62	—
Equity compensation plans not approved by security holders	—	—	—
Total	186,996	$559.62	—
____________
This table does not include information relating to restricted stock grants awarded under the Graham Holdings Company’s Incentive Compensation Plan, which plan has been approved by the stockholders of the Company. At December 31, 2016, there were 25,325 shares of restricted stock outstanding under the 2012–2016 Award Cycle and 19,100 shares of restricted stock outstanding under the 2015–2018 Award Cycle that had been awarded to employees of the Company and its subsidiaries under that Plan. In addition, the Company has from time to time awarded special discretionary grants of restricted stock to employees of the Company and its subsidiaries. At December 31, 2016, there were a total of 22,800 shares of restricted stock outstanding under special discretionary grants approved by the Compensation Committee of the Board of Directors. At December 31, 2016, a total of 446,170 shares of restricted stock and stock options were available for future awards.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the quarter ended December 31, 2016, the Company purchased shares of its Class B Common Stock as set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan*	Maximum Number of Shares That May Yet Be Purchased Under the Plan*
2016
October	4,021	$474.50	4,021	260,838
November	36,562	457.10	36,562	224,276
December	—	—	—	224,276
Total	40,583	$458.82	40,583
____________
*On May 14, 2015, the Company’s Board of Directors authorized the Company to purchase, on the open market or otherwise, up to 500,000 shares of its Class B Common Stock. There is no expiration date for that authorization. All purchases made during the quarter ended December 31, 2016, were open market transactions.
Performance Graph
The following graph is a comparison of the yearly percentage change in the Company’s cumulative total shareholder return with the cumulative total return of the Standard & Poor’s 500 Stock Index and a custom peer group index comprised of education companies. The Standard & Poor’s 500 Stock Index is comprised of 500 U.S. companies in the industrial, transportation, utilities and financial industries and is weighted by market capitalization. The custom peer group of education companies includes American Public Education Inc., Apollo Education Group Inc., Bridgepoint Education Inc., Capella Education Co., DeVry Education Group Inc., Grand Canyon Education Inc., National American University Holdings Inc. and Strayer Education Inc. The Company is using a custom peer index of education companies because the Company is a diversified education and media company. Its largest business is Kaplan, Inc., a leading global provider of educational services to individuals, schools and businesses. The graph reflects the investment of $100 on December 31, 2011, in the Company’s Class B Common Stock, the Standard & Poor’s 500 Stock Index and the custom peer group index of education companies. For purposes of this graph, it has been assumed that dividends were reinvested on the date paid in the case of the Company and on a quarterly basis in the case of the Standard & Poor’s 500 Index and the custom peer group index of education companies.

December 31	2011	2012	2013	2014	2015	2016
Graham Holdings Company	100.00	102.29	185.79	245.53	230.17	245.41
S&P 500 Index	100.00	116.00	153.57	174.60	177.01	198.18
New Education Peer Group	100.00	55.19	79.22	92.95	49.36	68.92
____________
ITT Educational Services Inc. is no longer included in the New Education Peer Group due to its removal from the NYSE in 2016.
Item 6. Selected Financial Data.
See the information for the years 2012 through 2016 contained in the table titled “Five-Year Summary of Selected Historical Financial Data,” which is included in this Annual Report on Form 10-K and listed in the index to financial information on page 40 hereof (with only the information for such years to be deemed filed as part of this Annual Report on Form 10-K).
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
Equity Price Risk.  The Company has common stock investments in several publicly traded companies (as discussed in Note 4 to the Company’s Consolidated Financial Statements) that are subject to market price volatility. The fair value of these common stock investments totaled $424.2 million at December 31, 2016.

Interest Rate Risk.  The Company’s long-term debt primarily consists of $400 million principal amount of 7.25% unsecured notes due February 1, 2019 (the Notes). At December 31, 2016, the aggregate fair value of the Notes, based upon quoted market prices, was $438.7 million. An increase in the market rate of interest applicable to the Notes would not increase the Company’s interest expense with respect to the Notes since the rate of interest the Company is required to pay on the Notes is fixed, but such an increase in rates would affect the fair value of the Notes. Assuming, hypothetically, that the market interest rate applicable to the Notes was 100 basis points higher than the Notes’ stated interest rate of 7.25%, the fair value of the Notes at December 31, 2016, would have been approximately $392.5 million. Conversely, if the market interest rate applicable to the Notes was 100 basis points lower than the Notes’ stated interest rate, the fair value of the Notes at such date would have been approximately $407.7 million.
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
Foreign Exchange Rate Risk.  The Company is exposed to foreign exchange rate risk primarily at its Kaplan international operations, and the primary exposure relates to the exchange rate between the U.S. dollar and the British pound and the Australian dollar. This exposure includes British pound and Australian dollar denominated intercompany loans on U.S.-based Kaplan entities with a functional currency in U.S. dollars. In 2016, the Company reported foreign currency losses of $39.9 million, largely as a result of the decline in the British pound currency in 2016; this includes a realized $16.5 million loss related to a British pound intercompany advance made in the first quarter of 2016 related to Kaplan's U.K. acquisitions that has been repaid. In the third quarter of 2016, certain intercompany loans were capitalized and other intercompany loans were designated as long-term investments. In 2015, the Company reported unrealized foreign currency losses of $15.6 million. In 2014, the Company reported unrealized foreign currency losses of $11.1 million.
If the values of the British pound and the Australian dollar relative to the U.S. dollar had been 10% lower than the values that prevailed during 2016, the Company’s pre-tax income for 2016 would have been approximately $21 million lower. Conversely, if such values had been 10% higher, the Company’s reported pre-tax income for 2016 would have been approximately $21 million higher.
Item 8. Financial Statements and Supplementary Data.
See the Company’s Consolidated Financial Statements at December 31, 2016, and for the periods then ended, together with the report of PricewaterhouseCoopers LLP thereon and the information contained in Note 20 to said Consolidated Financial Statements titled “Summary of Quarterly Operating Results and Comprehensive Income (Unaudited),” which are included in this Annual Report on Form 10-K and listed in the index to financial information on page 40 hereof.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (the Company’s principal executive officer) and the Company’s Senior Vice President–Finance (the Company’s principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of December 31, 2016. Based on that evaluation, the Company’s Chief Executive Officer and Senior Vice President–Finance have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Senior Vice President–Finance, in a manner that allows timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting
Management’s report set forth on page 61 is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information contained under the heading “Executive Officers” in Item 1 hereof and the information contained under the headings “Nominees for Election by Class A Shareholders,” “Nominees for Election by Class B Shareholders,” “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for the Company’s 2017 Annual Meeting of Stockholders is incorporated herein by reference thereto.
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
In addition to the certifications of the Company’s Chief Executive Officer and Chief Financial Officer filed as exhibits to this Annual Report on Form 10-K, on May 24, 2016, the Company’s Chief Executive Officer submitted to the New York Stock Exchange the annual certification regarding compliance with the NYSE’s corporate governance listing standards required by Section 303A.12(a) of the NYSE Listed Company Manual.
Item 11. Executive Compensation.
The information contained under the headings “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation” and “Compensation Committee Report” in the definitive Proxy Statement for the Company’s 2017 Annual Meeting of Stockholders is incorporated herein by reference thereto.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information contained under the heading “Stock Holdings of Certain Beneficial Owners and Management” in the definitive Proxy Statement for the Company’s 2017 Annual Meeting of Stockholders is incorporated herein by reference thereto.
Item 13. Certain Relationships and Related Transactions and Director Independence.
The information contained under the headings “Transactions With Related Persons, Promoters and Certain Control Persons” and “Controlled Company” in the definitive Proxy Statement for the Company’s 2017 Annual Meeting of Stockholders is incorporated herein by reference thereto.
Item 14. Principal Accounting Fees and Services.
The information contained under the heading “Audit Committee Report” in the definitive Proxy Statement for the Company’s 2017 Annual Meeting of Stockholders is incorporated herein by reference thereto.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
The following documents are filed as part of this report:
1.     Financial Statements.  As listed in the index to financial information on page 40 hereof.
2.     Exhibits.   As listed in the index to exhibits on page 116 hereof.
Item 16. Form 10-K Summary.
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2017.

GRAHAM HOLDINGS COMPANY
(Registrant)

By	/s/ Hal S. Jones
Hal S. Jones
Senior Vice President–Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 24, 2017:

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
Hal S. Jones
Attorney-in-Fact

An original power of attorney authorizing Timothy J. O’Shaughnessy, Hal S. Jones, Wallace R. Cooney and Nicole M. Maddrey, and each of them, to sign all reports required to be filed by the Registrant pursuant to the Securities Exchange Act of 1934 on behalf of the above-named directors and officers has been filed with the Securities and Exchange Commission.

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
OVERVIEW
Graham Holdings Company (the Company) is a diversified education and media company whose operations include educational services; television broadcasting; online, print and local TV news; social-media advertising services; home health and hospice care; and manufacturing. Education is the largest business, and through its subsidiary Kaplan, Inc., the Company provides extensive worldwide education services for individuals, schools and businesses. The Company’s second largest business is television broadcasting. Since November 2012, the Company has completed several acquisitions in home health services and manufacturing. The Company’s business units are diverse and subject to different trends and risks.
The Company’s education division is the largest operating division of the Company, accounting for 64% of the Company’s consolidated revenues in 2016. The Company has devoted significant resources and attention to this division for many years, given its geographic and product diversity; the investment opportunities and growth prospects during this time; and challenges related to government regulation. In recent years, Kaplan has formulated and implemented restructuring plans at most of its businesses, resulting in significant costs in order to establish lower cost levels in future periods. Kaplan is organized into the following three operating segments: Kaplan Higher Education (KHE), Kaplan Test Preparation (KTP) and Kaplan International.
KHE represents 39% of total Kaplan revenues in 2016. KHE’s revenue declined in 2016, largely due to the sale of the KHE Campuses business in 2015 and other school closures, and declines in average enrollments at Kaplan University. Operating income at KHE increased in 2016 due largely to reduced losses at the KHE Campuses business, lower restructuring costs of $7.2 million in 2016 compared to $12.9 million in 2015, and improved results at the domestic professional and other continuing education businesses.
KTP revenues and operating income were down in 2016. Revenues declined due to decreased enrollments. Operating results declined due to KTP's increased investment in new economy skills training programs and a change in enrollment mix.
Kaplan International reported revenue declines for 2016 due to the adverse impact of exchange rates and weakness in English-language and Pathways programs. Kaplan International operating results were down in 2016 due to declines in the English-language and Pathways programs’ results and restructuring costs. Both the revenue and operating income declines were partially offset by growth from 2016 acquisitions.
Kaplan made three acquisitions in 2016, including Mander Portman Woodward, a leading provider of high-quality bespoke education to UK and international students in London, Cambridge and Birmingham; one acquisition in 2015; and three acquisitions in 2014.
The Company’s television broadcasting division reported higher revenues and operating income as 2016 included significant political and Olympics-related advertising. In recent years, the television broadcasting division has consistently generated significantly higher operating income amounts and operating income margins than the education division and other businesses.
With the recent Celtic Healthcare, Residential Healthcare, Forney, Joyce/Dayton and Dekko acquisitions and growth at SocialCode, the Company has invested in new lines of business from late 2012 through 2016.
The Company generates a significant amount of cash from its businesses that is used to support its operations, pay down debt and fund capital expenditures, share repurchases, dividends, acquisitions and other investments.
RESULTS OF OPERATIONS — 2016 COMPARED TO 2015
Income from continuing operations attributable to common shares was $168.6 million ($29.80 per share) for the year ended December 31, 2016, compared to a net loss of $143.5 million ($25.23 per share) for the year ended December 31, 2015. Net loss attributable to common shares was $101.3 million ($17.87 per share) for the year ended December 31, 2015, including $42.2 million ($7.36 per share) in income from discontinued operations.

Items included in the Company’s income from continuing operations for 2016 are listed below:

•	an $18.0 million gain related to a bulk lump sum pension program offering (after-tax impact of $10.8 million, or $1.92 per share);

•	$11.9 million in restructuring charges at the education division (after-tax impact of $7.7 million, or $1.36 per share);

•	$32.2 million net non-operating gain from the sales of land and marketable equity securities (after-tax impact of $20.0 million, or $3.52 per share);

•	a $22.2 million non-operating gain arising from the sale of a business and the formation of a joint venture (after-tax impact of $13.6 million, or $2.37 per share);

•	$37.6 million in non-operating expenses from the write-down of cost method investments and investments in affiliates (after-tax impact of $24.1 million, or $4.27 per share);

•	$39.9 million in non-operating foreign currency losses (after-tax impact of $25.5 million, or $4.51 per share);

•	a net nonrecurring $8.3 million deferred tax benefit related to Kaplan's international operations ($1.47 per share); and

•	a favorable $5.6 million out of period deferred tax adjustment related to the KHE goodwill impairment recorded in the third quarter of 2015 ($1.00 per share).
Items included in the Company’s income from continuing operations for 2015 are listed below:

•	$259.7 million goodwill and long-lived assets impairment charges at the education division and other businesses (after-tax impact of $225.2 million, or $38.96 per share);

•	$45.8 million in restructuring charges at the education division, corporate office and other businesses (after-tax impact of $28.9 million, or $4.97 per share);

•
$24.9 million in expense related to the modification of stock option awards in conjunction with the Cable ONE spin-off and the modification of restricted stock awards (after-tax impact of $15.3 million, or $2.64 per share);

•	$12.5 million in net non-operating losses arising from the sales of five businesses and an investment, and on the formation of a joint venture (after-tax impact of $15.7 million, or $2.82 per share);

•	$21.4 million gain on the sale of land (after-tax impact of $13.2 million, or $2.27 per share); and

•	$15.6 million in non-operating unrealized foreign currency losses (after-tax impact of $9.7 million, or $1.67 per share).
Revenue for 2016 was $2,481.9 million, down 4% from $2,586.1 million in 2015. Revenues declined at the education division, offset by an increase at the television broadcasting division and in other businesses.
In 2016, education revenue was down by 17%, advertising revenue increased 11% and other revenue increased 51%. The revenue declines at Kaplan account for the reported education revenue. The growth in advertising revenue is due to increased television broadcasting revenue. The increase in other revenues is due primarily to the inclusion of revenues from businesses acquired in 2016 and 2015.
Operating costs and expenses for the year decreased 18% to $2,178.4 million in 2016, from $2,666.9 million in 2015. Expenses were lower at the education division due to goodwill and other long-lived assets impairment charges recorded in 2015, partially offset by increased spending on digital initiatives and network fees at the television broadcasting division in 2016, and increased expenses at other businesses as a result of businesses acquired in 2016 and 2015.
The Company reported operating income for 2016 of $303.5 million, compared with an operating loss of $80.8 million in 2015. Operating results improved at the education and television broadcasting divisions, offset by a decline in other businesses.
Division Results
Education Division.  Education division revenue in 2016 totaled $1,598.5 million, down 17% from $1,927.5 million in 2015. Kaplan reported operating income of $93.6 million for 2016, compared to an operating loss of $223.5 million in 2015. Kaplan’s 2015 operating results include goodwill and intangible assets impairment charges of $256.8 million. In 2016, operating results at Kaplan Higher Education (KHE) were up and costs at Kaplan corporate and other declined, partially offset by declines at Kaplan Test Preparation (KTP) and Kaplan International.

In recent years, Kaplan has formulated and implemented restructuring plans at its various businesses that have resulted in restructuring costs in 2016 and 2015, with the objective of establishing lower cost levels in future periods. Across all businesses, restructuring costs totaled $11.9 million in 2016 and $44.4 million in 2015.
A summary of Kaplan’s operating results is as follows:

	Year Ended December 31
(in thousands)	2016	2015	% Change
Revenue
Higher education	$617,047	$849,625	(27)
Test preparation	286,556	301,607	(5)
Kaplan international	696,362	770,273	(10)
Kaplan corporate and other	214	6,502	(97)
Intersegment elimination	(1,718)	(486)	—
	$1,598,461	$1,927,521	(17)
Operating Income (Loss)
Higher education	$66,632	$55,572	20
Test preparation	9,599	16,798	(43)
Kaplan international	48,398	53,661	(10)
Kaplan corporate and other	(23,452)	(87,230)	73
Amortization of intangible assets	(7,516)	(5,523)	(36)
Impairment of goodwill and other long-lived assets	—	(256,830)	—
Intersegment elimination	(29)	96	—
	$93,632	$(223,456)	—
KHE includes Kaplan’s domestic postsecondary education businesses, made up of fixed-facility colleges and online postsecondary and career programs. KHE also includes the domestic professional training and other continuing education businesses.
On September 3, 2015, Kaplan completed the sale of substantially all of the remaining assets of its KHE Campuses business. In connection with these and other plans, KHE incurred $7.2 million and $12.9 million in restructuring costs in 2016 and 2015, respectively.
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
KHE results, excluding the impairment charge, include revenue and operating losses (including restructuring charges) related to all KHE Campuses, those sold or closed, including Mount Washington College and Bauder College, as follows:

	Year Ended
	December 31
(in thousands)	2016	2015
Revenue	$1,681	$178,734
Operating loss	$(2,438)	$(38,830)
In 2016, KHE revenue declined 27% due to the campus sales and closings, and declines in average enrollments at Kaplan University, offset by increased revenues at the domestic professional and other continuing education businesses. KHE operating income improved in 2016 due to reduced losses at the KHE Campuses business and lower restructuring costs, lower marketing expenditures at Kaplan University and improved results at the domestic professional and other continuing education businesses, partially offset by lower enrollment at Kaplan University.
New higher education student enrollments at Kaplan University declined 22% in 2016 due to lower demand across Kaplan University programs. Total students at Kaplan University were 32,167 at December 31, 2016, down 19% from December 31, 2015.

Kaplan University higher education student enrollments by certificate and degree programs are as follows:

	As of December 31
	2016	2015
Certificate	7.7%	4.4%
Associate’s	18.1%	25.0%
Bachelor’s	50.9%	48.4%
Master’s	23.3%	22.2%
	100.0%	100.0%
Kaplan Test Preparation (KTP) includes Kaplan’s standardized test preparation and new economy skills training programs. KTP revenue declined 5% in 2016. Enrollments, excluding the new economy skills training offerings, were down 3% in 2016. In comparison to 2015, KTP operating results declined in 2016 due to investment in new economy skills training programs and lower revenues from a change in the enrollment mix to lower priced programs. Operating losses for the new economy skills training programs were $13.0 million and $8.5 million for 2016 and 2015, respectively.
Kaplan International includes English-language programs and postsecondary education and professional training businesses largely outside the United States. In the first quarter of 2016, Kaplan acquired Mander Portman Woodward, a leading provider of high-quality, bespoke education to UK and international students in London, Cambridge and Birmingham; and Osborne Books, an education publisher of learning resources for accounting qualifications in the UK.
Kaplan International revenue declined 10% in 2016, of which 6% is due to currency fluctuations. The remaining decrease is due to enrollment declines in English-language and Pathways programs. Revenue growth from the 2016 acquisitions was largely offset by revenue declines due to prior year dispositions.

Kaplan International operating income decreased 10% in 2016, due largely to the reduced English-language and Pathways results and increased restructuring costs, partially offset by operating income from newly acquired businesses. The impact of currency fluctuations on comparative operating results was insignificant for 2016. Restructuring costs at Kaplan International totaled $4.7 million and $1.3 million in 2016 and 2015, respectively.
Kaplan corporate and other represents unallocated expenses of Kaplan, Inc.’s corporate office, other minor businesses and certain shared activities. In 2015, Kaplan corporate recorded $29.4 million in restructuring costs. In 2016, Kaplan corporate expenses also declined due to the benefits from restructuring activities and a reduction in incentive compensation expense. Also, 2015 spending for the replacement of its human resources system did not recur in 2016.
In addition to the impairment charges of $255.5 million related to KHE recorded in the second and third quarters of 2015, Kaplan recorded an additional $1.4 million in noncash intangible and other long-lived assets impairment charges in the fourth quarter of 2015, related to businesses at KTP and Kaplan International.
In the first quarter of 2016, Kaplan sold Colloquy, which was part of Kaplan corporate and other, for a gain of $18.9 million that is included in other non-operating income.
In addition to the sale of the KHE Campuses business in 2015, Kaplan also sold a small business that was part of KHE, and two businesses that were part of Kaplan International. The net loss on the sale of these businesses totaled $24.9 million and is included in other non-operating expense.
Television Broadcasting Division.  Revenue at the television broadcasting division increased 14% to $409.7 million, from $359.2 million in 2015; operating income for 2016 was up 22% to $200.5 million, from $164.9 million in the same period of 2015. The revenue increase is due to a $23.9 million increase in political advertising revenue, $18.5 million more in retransmission revenues, and $13.1 million in incremental summer Olympics-related advertising revenue at the Company's NBC affiliates. The increase in operating income is due to the revenue increase, offset by higher spending on digital initiatives and increased network fees.
Operating margin at the television broadcasting division was 49% in 2016 and 46% in 2015.
Competitive market position remained strong for the Company’s television stations. For target demographic viewers age 25 to 54 for the key 6am, 6pm and late night newscasts, KSAT in San Antonio, WJXT in Jacksonville and KRPC in Houston ranked number one in the November 2016 ratings period; WDIV in Detroit ranked second; and WKMG in Orlando tied for second.
In May 2016, the Company announced that it had reached an agreement with Nexstar Broadcasting Group, Inc. and Media General, Inc. to acquire WCWJ, a CW affiliate television station in Jacksonville, FL and WSLS, an NBC affiliate television station in Roanoke, VA for $60 million in cash and the assumption of certain pension obligations.

The Company will continue to operate both stations under their current network affiliations. This transaction was completed on January 17, 2017.
The Company's NBC affiliates in Houston and Detroit are operating under a new contract with NBC effective January 1, 2017. The new contract will result in a significant increase in network fees in 2017, compared to 2016.
Other Businesses. A summary of Other Businesses' operating results for 2016 compared to 2015 is as follows:

	Year Ended December 31%
(in thousands)	2016	2015	Change
Operating Revenues
Manufacturing	$241,604	$92,255	—
Healthcare	146,962	135,550	8
SocialCode	58,851	45,829	28
Other	26,433	25,883	2
	$473,850	$299,517	58
Operating Expenses
Manufacturing	$228,887	$85,839	—
Healthcare	144,163	129,317	11
SocialCode	71,258	46,375	54
Other	51,644	51,653	—
	$495,952	$313,184	58
Operating Income (Loss)
Manufacturing	$12,717	$6,416	98
Healthcare	2,799	6,233	(55)
SocialCode	(12,407)	(546)	—
Other	(25,211)	(25,770)	2
	$(22,102)	$(13,667)	(62)
Depreciation
Manufacturing	$7,251	$1,868	—
Healthcare	2,805	2,836	(1)
SocialCode	929	402	—
Other	1,390	1,062	31
	$12,375	$6,168	—
Amortization of Intangible Assets and Impairment of Goodwill and Other Long-Lived Assets
Manufacturing	$12,119	$6,319	92
Healthcare	6,701	6,875	(3)
SocialCode	—	—	—
Other	1,687	2,918	(42)
	$20,507	$16,112	27
Pension Expense
Manufacturing	$86	$73	18
Healthcare	—	—	—
SocialCode	541	270	—
Other	491	621	(21)
	$1,118	$964	16
Manufacturing includes three businesses: Dekko, a manufacturer of electrical workspace solutions, architectural lighting and electrical components and assemblies acquired in November 2015; Joyce/Dayton Corp., a Dayton, OH-based manufacturer of screw jacks and other linear motion systems; and Forney, a global supplier of products and systems that control and monitor combustion processes in electric utility and industrial applications.
Manufacturing revenues and operating income increased in 2016 due primarily to the Dekko acquisition. Also, in September 2016, Dekko acquired Electri-Cable Assemblies (ECA), a Shelton, CT-based manufacturer of power, data and electrical solutions for the office furniture industry.
The Graham Healthcare Group (GHG) provides home health and hospice services in six states. In June 2016, the Company acquired the outstanding 20% redeemable noncontrolling interest in Residential Healthcare (Residential). Also in June 2016, Celtic Healthcare (Celtic) and Residential combined their business operations and the Company now owns 90% of the combined entity, known as GHG. The Company incurred approximately $2.0 million in expenses in conjunction with these transactions in the second quarter of 2016. Healthcare revenues increased 8% in 2016 due primarily to patient growth for both home health and hospice. Operating results were down in 2016, largely due to the expenses incurred related to the transactions in the second quarter of 2016 and an increase in information systems and other integration costs.

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
In January 2015, Celtic and Allegheny Health Network formed a joint venture to combine each other's home health and hospice assets in the western Pennsylvania region. Celtic manages the operations of the joint venture for a fee and holds a 40% interest. The pro rata operating results of the joint venture are included in the Company's equity in earnings of affiliates. In connection with this transaction, the Company recorded a noncash pre-tax gain of $6.0 million in the first quarter of 2015 that is included in other non-operating income.
SocialCode is a provider of marketing solutions on social, mobile and video platforms. SocialCode revenues increased 28% in 2016, due to continued growth in digital advertising service revenues. SocialCode reported operating losses of $12.4 million in 2016; these results include incentive accruals of $12.8 million related to phantom equity appreciation plans. The expense amount related to these plans for 2015 was $2.0 million. As of December 31, 2016, the accrual balance related to these plans is $22.0 million.
Other businesses also includes Slate and Foreign Policy, which publish online and print magazines and websites; and two investment stage businesses, Panoply and CyberVista. Losses from each of these businesses in 2016 adversely affected operating results. In addition, Slate recorded a goodwill impairment charge of $1.6 million in the fourth quarter of 2016.
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
Corporate Office.  Corporate office includes the expenses of the Company’s corporate office, the pension credit for the Company’s traditional defined benefit plan and certain continuing obligations related to prior business dispositions. In the fourth quarter of 2016, the Company recorded an $18.0 million gain related to a bulk lump sum pension program offering.
In the fourth quarter of 2015, the Company recorded $6.0 million in incremental stock compensation expense due to the modification of restricted stock awards and implemented a Special Incentive Program that resulted in expense of $0.9 million, which was funded from the assets of the Company’s pension plan. In the third quarter of 2015, the Company recorded $18.8 million in incremental stock option expense, due to stock option modifications that resulted from the Cable ONE spin-off.
Excluding the pension gain and other pension incentive expense, the total pension credit for the Company's traditional defined benefit plan was $64.1 million and $83.2 million for 2016 and 2015, respectively.
Excluding the pension credit and incremental stock compensation expense in 2015, corporate office expenses declined in 2016 due primarily to lower compensation costs.
Equity in (Losses) Earnings of Affiliates.  At December 31, 2016, the Company held interests in a number of home health and hospice joint ventures, and interests in several other affiliates. The company recorded equity in losses of affiliates of $7.9 million for 2016, compared to $0.7 million in 2015. In the fourth quarter of 2016, the Company recorded an $8.4 million write-down on its investment in HomeHero, a company that managed an online senior home care marketplace.
Other Non-Operating (Expense) Income.  The Company recorded total other non-operating expense, net, of $12.6 million in 2016, compared to $8.6 million in 2015.
The 2016 non-operating expense, net, included $39.9 million in foreign currency losses; $29.4 million in cost method investment write-downs; and $1.8 million in net losses on the sales of marketable securities, partially offset by a $34.1 million gain on the sale of land; an $18.9 million gain on the sale of a business; a $3.2 million gain on the Residential joint venture transaction and other items. The 2015 non-operating expense, net, included $23.3 million in losses from the sales of businesses, $15.6 million in unrealized foreign currency losses and other items, offset by a $21.4 million gain on the sale of land from Robinson Terminal, a $6.0 million gain on the formation of a Celtic joint venture and a $4.8 million increase to the gain from the 2014 sale of Classified Ventures.

Net Interest Expense.  The Company incurred net interest expense of $32.3 million in 2016, compared to $30.7 million in 2015. At December 31, 2016, the Company had $491.8 million in borrowings outstanding at an average interest rate of 6.3%; at December 31, 2015, the Company had $399.8 million in borrowings outstanding at an average interest rate of 7.2%.
In July 2016, a Kaplan UK company entered into a four-year loan agreement for a £75 million borrowing. The overall effective interest rate is 2.01%, taking into account an interest rate swap agreement the Company entered into on the same date as the borrowing.
Provision for Income Taxes.  The Company's effective tax rate for 2016 was 32.4%. In the third quarter of 2016, a net nonrecurring $8.3 million deferred tax benefit related to Kaplan's international operations was recorded. In the second quarter of 2016, the Company benefited from a favorable $5.6 million out of period deferred tax adjustment related to the KHE goodwill impairment recorded in the third quarter of 2015. Excluding the effect of these items, the effective tax rate in 2016 was 37.9%.
The Company recorded a tax provision on the pre-tax loss from continuing operations in 2015, as a large portion of the goodwill impairment charges and the goodwill included in the loss on the KHE Campuses sale were permanent differences not deductible for income tax purposes. Excluding the effect of these permanent differences, the effective tax rate for continuing operations in 2015 was 38.1%.
Discontinued Operations. In 2015, the Company completed the spin-off of Cable ONE as an independent, publicly traded company and the sale of a school in China that was previously part of Kaplan International.
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
On February 12, 2015, Kaplan entered into a Purchase and Sale Agreement to sell substantially all of the assets of its KHE Campuses business, consisting of 38 nationally accredited ground campuses, and certain related assets, in exchange for a preferred equity interest in a vocational school company. The transaction closed on September 3, 2015.
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
A summary of Kaplan’s operating results is as follows:

	Year Ended December 31
(in thousands)	2015	2014	% Change
Revenue
Higher education	$849,625	$1,010,058	(16)
Test preparation	301,607	304,662	(1)
Kaplan international	770,273	840,915	(8)
Kaplan corporate and other	6,502	6,094	7
Intersegment elimination	(486)	(1,312)	—
	$1,927,521	$2,160,417	(11)
Operating Income (Loss)
Higher education	$55,572	$83,069	(33)
Test preparation	16,798	(4,730)	—
Kaplan international	53,661	69,153	(22)
Kaplan corporate and other	(87,230)	(57,093)	(53)
Amortization of intangible assets	(5,523)	(7,738)	29
Impairment of intangible and other long-lived assets	(256,830)	(17,203)	—
Intersegment elimination	96	5	—
	$(223,456)	$65,463	—
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
KHE results include revenue and operating losses (including restructuring charges) related to all KHE Campuses, those sold or closed, including Mount Washington College and Bauder College, as follows:

	Year Ended
	December 31
(in thousands)	2015	2014
Revenue	$178,734	$299,109
Operating income (loss)	$(38,830)	$(28,549)
In 2015, KHE revenue declined 16% due to the campus sales and closings, and declines in average enrollments at Kaplan University, reflecting weaker market demand. The KHE operating income decline in 2015 is due to increased losses at the KHE Campuses business, the revenue declines and increased restructuring costs. In 2015, the decline was partially offset by improved results at the domestic professional training and other continuing education businesses.
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
KTP includes Kaplan’s standardized test preparation programs. KTP revenue declined 1% in 2015. Excluding revenues from acquired businesses, KTP revenue declined 3% in 2015. Enrollments, excluding the new economy skills training offerings, were down 12% in 2015 due primarily to declines in graduate and pre-college programs; however, unit prices were generally higher. In comparison to 2014, KTP operating results improved in 2015 due to a reduction in operating expenses and the inclusion of a $7.7 million software asset write-off in the second quarter of 2014 that did not recur in 2015.
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
In addition to the sale of the KHE Campuses business in 2015, Kaplan also sold a small business that was part of KHE and two businesses that were part of Kaplan International. The net loss on the sale of these businesses totaled $24.9 million that is included in other non-operating expense.
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
- Dekko, a Garrett, IN-based manufacturer of electrical workspace solutions, architectural lighting and electrical components and assemblies (acquired in November 2015); Joyce/Dayton Corp., a Dayton, OH-based manufacturer of screw jacks and other linear motion systems (acquired in May 2014); and Forney, a global supplier of products and systems that control and monitor combustion processes in electric utility and industrial applications; and
- SocialCode, a marketing solutions provider helping companies with marketing on social-media platforms; and The Slate Group and Foreign Policy Group, which publish online and print magazines and websites.
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
Corporate Office.  Corporate office includes the expenses of the Company’s corporate office, the pension credit for the Company’s traditional defined benefit plan and certain continuing obligations related to prior business dispositions. In the fourth quarter of 2015, the Company recorded $6.0 million in incremental stock compensation expense due to the modification of restricted stock awards and implemented a Special Incentive Program that resulted in expense of $0.9 million, which is being funded from the assets of the Company’s pension plan. In the third quarter of 2015, the Company recorded $18.8 million in incremental stock option expense, due to stock option modifications that resulted from the Cable ONE spin-off. In the first quarter of 2014, the corporate office implemented a Separation Incentive Program that resulted in expense of $4.5 million, which was funded from the assets of the Company’s pension plan. In the third quarter of 2014, the Company recorded $10.3 million in early retirement program expense and other related charges, a portion of which was funded from the assets of the Company’s pension plan.
Excluding early retirement program and other pension incentive program expense, the total pension credit for the Company’s traditional defined benefit plan was $83.2 million and $91.2 million for 2015 and 2014, respectively.
Excluding the $24.9 million in incremental stock compensation expense in 2015, the pension credit, early retirement program and other pension incentive program expense and other related charges in 2015 and 2014, corporate office expense declined in 2015. The decline is from lower compensation costs and 2014 costs related to certain acquisitions, the Berkshire exchange transaction and the corporate office headquarters move to Arlington, VA, partially offset by 2015 costs related to the Dekko acquisition.
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
Net Interest Expense.  The Company incurred net interest expense of $30.7 million in 2015, compared to $33.4 million in 2014. At December 31, 2015, the Company had $399.8 million in borrowings outstanding at an average interest rate of 7.2%; at December 31, 2014, the Company had $445.9 million in borrowings outstanding at an average interest rate of 7.1%.
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
FINANCIAL CONDITION: CAPITAL RESOURCES AND LIQUIDITY
Acquisitions and Dispositions of Businesses
Acquisitions. In May 2016, Graham Media Group entered into an agreement to acquire two television stations for $60 million in cash and the assumption of certain pension obligations. This transaction closed on January 17, 2017.
The Company completed business acquisitions totaling approximately $258.0 million in 2016; $163.3 million in 2015; and $210.2 million in 2014. The assets and liabilities of the companies acquired have been recorded at their estimated fair values at the date of acquisition.
During 2016, the Company acquired five businesses, three businesses included in its education division and two businesses in other businesses. In January 2016, Kaplan acquired a 100% interest in Mander Portman Woodward, a leading provider of high-quality, bespoke education to UK and international students in London, Cambridge and Birmingham, by purchasing all of its issued and outstanding shares. In February 2016, Kaplan acquired a 100% interest in Osborne Books, an educational publisher of learning resources for accounting qualifications in the UK, by purchasing all of its issued and outstanding shares. The primary reason for these acquisitions is based on several strategic benefits expected to be realized in the future. Both of these acquisitions are included in Kaplan International.
In September 2016, Dekko acquired a 100% interest in Electri-Cable Assemblies (ECA), a Shelton, CT-based manufacturer of power, data and electrical solutions for the office furniture industry, by purchasing all of its issued and outstanding shares. Dekko’s primary reasons for the acquisition were to complement existing product offerings and provide opportunities for synergies across the businesses. This acquisition is included in other businesses.
During 2015, the Company acquired two businesses. On November 13, 2015, the Company acquired a 100% interest in Dekko, a Garrett, IN-based manufacturer of electrical solutions for applications across three business lines: workspace power solutions, architectural lighting and electrical components and assemblies, by purchasing all of the issued and outstanding shares. Dekko is included in other businesses. On December 22, 2015, Kaplan acquired a 100% interest in SmartPros, a provider of accredited professional education and training, primarily in accountancy, which is included in Higher Education.

During 2014, the Company acquired nine businesses. On April 1, 2014, Celtic Healthcare acquired a 100% interest in VNA-TIP Healthcare, a provider of home health and hospice services in Missouri and Illinois. On May 30, 2014, the Company completed its acquisition of a 100% interest in Joyce/Dayton Corp., a Dayton, OH-based manufacturer of screw jacks and other linear motion systems. On July 3, 2014, the Company completed its acquisition of an 80% interest in Residential Healthcare Group, Inc., the parent company of Residential Home Health and Residential Hospice, providers of skilled home health care and hospice services in Michigan and Illinois. Residential Healthcare Group, Inc. has a 40% ownership interest in Residential Home Health Illinois and a 42.5% ownership interest in Residential Hospice Illinois, which are accounted for as investments in affiliates. The operating results of these businesses are included in other businesses. The Company also acquired three small businesses in its education division, one small business in its broadcasting division and two small businesses in other businesses.
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
Other. In June 2016, Residential and a Michigan hospital formed a joint venture to provide home health services to patients in western Michigan. In connection with this transaction, Residential contributed its western Michigan home health operations to the joint venture and then sold 60% of the newly formed venture to its Michigan hospital partner. Although Residential manages the operations of the joint venture, Residential holds a 40% interest in the joint venture, so the operating results of the joint venture are not consolidated, and the pro rata operating results are included in the Company's equity in earnings of affiliates.
In June 2016, the Company purchased the outstanding 20% redeemable noncontrolling interest in Residential. At that time, the Company recorded an increase to redeemable noncontrolling interest of $3.0 million, with a corresponding decrease to capital in excess of par value, to reflect the redemption value of the redeemable noncontrolling interest at $24.0 million. Following this transaction, Celtic and Residential combined their business operations to form Graham Healthcare Group (GHG). The redeemable noncontrolling interest shareholders in Celtic exchanged their 20% interest in Celtic for a 10% mandatorily redeemable noncontrolling interest in the combined entity, and the Company recorded a $4.1 million net increase to the mandatorily redeemable noncontrolling interest to reflect the estimated fair value of the mandatorily redeemable noncontrolling interest. The minority shareholders have an option to put their shares to the Company starting in 2020 and are required to put a percentage of their shares in 2022 and 2024, with the remaining shares required to be put by the minority shareholders in 2026. The redemption value is based on an EBITDA multiple, adjusted for working capital and other items, computed annually, with no limit on the amount payable. The Company now owns 90% of GHG. Because the noncontrolling interest is now mandatorily redeemable by the Company by 2026, it is reported as a noncurrent liability at December 31, 2016.
In January 2015, Celtic and Allegheny Health Network closed on the formation of a joint venture to combine each other’s home health and hospice assets in the western Pennsylvania region. Although Celtic manages the operations of the joint venture, Celtic holds a 40% interest in the joint venture, so the operating results of the joint venture are not consolidated, and the pro rata operating results are included in the Company’s equity in earnings of affiliates. Celtic’s revenues from the western Pennsylvania region that are now part of the joint venture made up 29% of total Celtic revenues in 2014.
The Company’s income from continuing operations excludes Cable ONE, the sold Kaplan China schools and WPLG, which have been reclassified to discontinued operations.
Capital Expenditures.  During 2016, the Company’s capital expenditures totaled $70.7 million. The Company’s capital expenditures for businesses included in continuing operations for 2016, 2015 and 2014 are disclosed in Note 19 to the Consolidated Financial Statements. These amounts include assets acquired during the year, whereas the amounts reflected in the Company’s Statements of Cash Flows are based on cash payments made during the relevant periods. The Company estimates that its capital expenditures will be in the range of $50 million to $60 million in 2017.
Investments in Marketable Equity Securities.  At December 31, 2016, the fair value of the Company’s investments in marketable equity securities was $424.2 million, which includes investments in the common stock of six publicly traded companies. At December 31, 2016, the unrealized gain related to the Company’s investments totaled $154.9 million.
On June 30, 2014, the Company completed a transaction with Berkshire that included the exchange of 2,107 Class A Berkshire shares and 1,278 Class B Berkshire shares owned by the Company; a $266.7 million gain was recorded.
Common Stock Repurchases and Dividend Rate. During 2016 and 2015, the Company purchased a total of 229,498 and 46,226 shares, respectively, of its Class B common stock at a cost of approximately $108.9 million and $23.0 million, respectively. As part of the exchange transaction with Berkshire Hathaway in 2014, the Company acquired 1,620,190 shares of its Class B common stock at a cost of approximately $1,165.4 million. On May 14, 2015, the Board of Directors authorized the Company to acquire up to 500,000 shares of its Class B common stock. The Company did not announce a ceiling price or time limit for the purchases. The authorization includes 159,219 shares that remained under the previous authorization. At December 31, 2016, the Company had remaining authorization from the Board of Directors to purchase up to 224,276 shares of Class B common stock. Shares acquired as part of the exchange transaction received separate authorization by the Company’s Board of Directors.
The annual dividend rate for 2017 is $5.08 per share, compared to $4.84 and $9.10 in 2016 and 2015, respectively. The annual dividend rate was adjusted in the third quarter of 2015 as a result of the spin-off of Cable ONE.
Liquidity.  During 2016, the Company’s cash and cash equivalents decreased by $105.3 million and the Company’s borrowings increased by $92.0 million.
At December 31, 2016, the Company has $648.9 million in cash and cash equivalents, compared to $754.2 million at December 31, 2015. Restricted cash at December 31, 2016, totaled $21.9 million, compared to $20.7 million at December 31, 2015. As of December 31, 2016 and 2015, the Company had commercial paper and money market investments of $485.1 million and $433.0 million, respectively, that are classified as cash, cash equivalents and restricted cash in the Company’s Consolidated Financial Statements. At December 31, 2016, the Company has approximately $3.7 million in cash and cash equivalents in countries outside the U.S., which is not immediately available for use in operations or for distribution.
At December 31, 2016 and 2015, the Company had borrowings outstanding of $491.8 million and $399.8 million, respectively. The Company’s borrowings at December 31, 2016, are mostly from $400.0 million of 7.25% unsecured notes due February 1, 2019, and £75 million in borrowings under the Kaplan Credit Agreement; the interest on $400.0 million of 7.25% unsecured notes is payable semiannually on February 1 and August 1. The Company’s borrowings at December 31, 2015, were mostly from $400.0 million of 7.25% unsecured notes due February 1, 2019. The Company did not have any outstanding commercial paper borrowing or USD revolving credit borrowing as of December 31, 2016 and 2015. On March 9, 2015, the Company repaid the AUD 50 million debt. The Company retired the Series A redeemable preferred stock with a cash payment of $10.5 million in October 2015.
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
On July 14, 2016, Kaplan entered into a credit agreement (the Kaplan Credit Agreement) among Kaplan International Holdings Limited, as borrower, the lenders party thereto, HSBC BANK PLC as Facility Agent, and other agents party thereto. The Kaplan Credit Agreement provides for a four-year credit facility in an aggregate principal amount of £75 million. Borrowings bear interest at a rate per annum of LIBOR plus an applicable interest rate margin between 1.25% and 1.75%, in each case determined on a quarterly basis by reference to a pricing grid based upon the Company's total leverage ratio. The Kaplan Credit Agreement requires that 6.66% of the outstanding aggregate amount of the loan be repaid on the first three anniversaries of funding, with the remaining balance due on July 1, 2020. The Kaplan Credit Agreement contains terms and conditions, including remedies in the event of a default by the Company, typical of facilities of this type and requires the Company to maintain a leverage ratio of not greater than 3.5 to 1.0 and a consolidated interest coverage ratio of at least 3.5 to 1.0 based upon the ratio of consolidated adjusted EBITDA to consolidated interest expense as determined pursuant to the Kaplan Credit Agreement.
On July 25, 2016, Kaplan borrowed £75 million under the Kaplan Credit Agreement. On the same date, Kaplan entered into an interest rate swap agreement with a total notional value of £75 million and a maturity date of July 1, 2020. The interest rate swap agreement will pay Kaplan variable interest on the £75 million notional amount at the three-month LIBOR, and Kaplan will pay the counterparties a fixed rate of 0.51%, effectively resulting in a total fixed interest rate of 2.01% on the outstanding borrowings at the current applicable margin of 1.50%. The interest rate swap agreement was entered into to convert the variable rate British pound borrowing under the Kaplan Credit Agreement into a fixed rate borrowing. The Company provided a guarantee on any borrowings under the Kaplan Credit Agreement. Based on the terms of the interest rate swap agreement and the underlying borrowing, the interest rate swap agreement was determined to be effective and thus qualifies as a cash flow hedge. As such, changes in the fair value of the interest rate swap are recorded in other comprehensive income on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows.
On June 24, 2015, due to the pending Cable ONE spin-off, Moody’s downgraded the Company’s long-term credit ratings from “Baa3” to “Ba1” and the short-term rating from “Prime-3” to “NP”. On July 1, 2015, related to the Cable ONE spin-off, S&P lowered its corporate credit rating from “BBB” to “BB+” and its short-term rating from “A-2” to “B”. In addition, S&P removed the ratings from Credit Watch. In the third quarter of 2015, the Company decided to no longer have the rating agencies provide a short-term rating on the Company.
The Company’s current credit ratings are as follows:

	Moody’s	Standard & Poor’s
Long-term	Ba1	BB+
During 2016 and 2015, the Company had average borrowings outstanding of approximately $443.9 million and $428.0 million, respectively, at average annual interest rates of approximately 6.7% and 7.1%, respectively. The Company incurred net interest expense of $32.3 million and $30.7 million, respectively, during 2016 and 2015.
At December 31, 2016 and 2015, the Company had working capital of $1,052.4 million and $1,135.6 million, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments.
The Company’s net cash provided by operating activities, as reported in the Company’s Consolidated Statements of Cash Flows, was $261.3 million in 2016, compared to $70.7 million in 2015. The growth is largely due to significant income tax payments made in the first quarter of 2015.
In 2015, the Company received a $447.1 million net distribution from Cable ONE as a result of the spin-off.
In December 2015, the Company sold one property located along the Potomac River in Alexandria, VA, for approximately $22.9 million. A second property in Alexandria was sold in the second quarter of 2016, for approximately $30.8 million, of which $17.5 million will be received in 2019.
In July 2016, Kaplan International Holdings Limited (KIHL) entered into an agreement with University of York International Pathway College LLP (York International College) to loan York International College £25 million over the next 18 months, to construct an academic building in the UK to be used by the College. York International College is a limited liability partnership joint venture between Kaplan York Limited (a subsidiary of Kaplan International Colleges UK Limited) and a subsidiary of the University of York, that operates a pathways college. The loan will be repayable over 25 years at an interest rate of 7%, and the loan is guaranteed by the University of York. While there is no strict requirement to make annual principal and interest payments, interest will be rolled up and accrue interest at 7% if no such payments are made. The loan becomes due and payable if the partnership agreement with KIHL is terminated. In the second half of 2016, KIHL advanced approximately £11.0 million to York International College.
The Company expects to fund its estimated capital needs primarily through existing cash balances and internally generated funds and, to a lesser extent, borrowings under its revolving credit facility. In management’s opinion, the Company will have ample liquidity to meet its various cash needs in 2017.
The following reflects a summary of the Company’s contractual obligations as of December 31, 2016:

(in thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Debt and interest	$36,899	$36,777	$423,523	$73,779	$33	$134	$571,145
Operating leases	87,626	84,525	73,899	65,592	50,416	146,857	508,915
Programming purchase commitments (1)	8,607	5,091	1,254	922	192	303	16,369
Other purchase obligations (2)	48,777	22,356	14,101	5,799	4,101	150	95,284
Long-term liabilities (3)	4,881	4,626	4,481	4,503	4,427	29,613	52,531
Total	$186,790	$153,375	$517,258	$150,595	$59,169	$177,057	$1,244,244
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

The table above does not include the Company's commitment to loan an additional £14.0 to York International College.
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

	As of December 31
(in millions)	2016	2015
Goodwill and indefinite-lived intangible assets	$1,189.0	$1,039.4
Total assets	$4,432.7	$4,352.8
Percentage of goodwill and indefinite-lived intangible assets to total assets	27%	24%
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
The Company had 13 reporting units as of December 31, 2016. The reporting units with significant goodwill balances as of December 31, 2016, were as follows, representing 83% of the total goodwill of the Company:

(in millions)	Goodwill
Education
Higher education	$141.1
Test preparation	63.8
Kaplan international	555.2
Television broadcasting	168.3
Total	$928.4
As of November 30, 2016, in connection with the Company’s annual impairment testing, the Company decided to perform the two-step goodwill impairment process at all of the reporting units. The Company’s policy requires the performance of a quantitative impairment review of the goodwill at least once every three years. The Company used a discounted cash flow model, and, where appropriate, a market value approach was also utilized to supplement the discounted cash flow model to determine the estimated fair value of its reporting units. The Company made estimates and assumptions regarding future cash flows, discount rates, long-term growth rates and market values to determine each reporting unit’s estimated fair value. The methodology used to estimate the fair value of the Company’s reporting units on November 30, 2016, was consistent with the one used during the 2015 annual goodwill impairment test.
The Company made changes to certain of its assumptions utilized in the discounted cash flow models for 2016 compared with the prior year to take into account changes in the economic environment, regulations and their impact on the Company’s businesses. The key assumptions used by the Company were as follows:

•
Expected cash flows underlying the Company’s business plans for the periods 2017 through 2021 were used. The expected cash flows took into account historical growth rates, the effect of the changed economic outlook at some of the Company’s businesses, industry challenges and an estimate for the possible impact of any applicable regulations. Expected cash flows also reflected the anticipated savings from restructuring plans at certain of the education division’s reporting units, and other initiatives.

•	Cash flows beyond 2021 were projected to grow at a long-term growth rate, which the Company estimated between 1% and 3% for each reporting unit.

•	The Company used a discount rate of 9.5% to 20.0% to risk adjust the cash flow projections in determining the estimated fair value.
The fair value of each of the reporting units exceeded its respective carrying value as of November 30, 2016.
In 2015, the Company reported a goodwill impairment charge of $248.6 million at the KHE reporting unit. The remaining goodwill balance at the KHE reporting unit as of December 31, 2016 totaled $141.1 million. The estimated fair value of the KHE reporting unit exceeded its carrying value by a margin in excess of 25%. The estimated fair value of the Company’s other reporting units with significant goodwill balances exceeded their respective carrying values by a margin in excess of 25%. It is possible that impairment charges could occur in the future, given changes in market conditions and the inherent variability in projecting future operating performance.
The estimated fair value of two reporting units included in the Other Businesses category with total goodwill balances less than $70.0 million exceeded their respective carrying values by close margins. There exists a reasonable possibility that a decrease in the assumed projected cash flows or long-term growth rate, or an increase in the discount rate assumption used in the discounted cash flow models of these reporting units, could result in an impairment charge.
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
The Company’s intangible assets with an indefinite life are principally from trade names, licensure and accreditation. The fair value of each indefinite-lived intangible asset exceeded its respective carrying value as of November 30, 2016. There is always a possibility that impairment charges could occur in the future, given the inherent variability in projecting future operating performance.
Pension Costs.  The Company sponsors a defined benefit pension plan for eligible employees in the U.S. Excluding curtailment gain, settlement gain and special termination benefits, the Company’s net pension credit including amounts for discontinued operations was $49.1 million, $63.3 million and $69.4 million for 2016, 2015 and 2014, respectively. The Company’s pension benefit obligation and related credits are actuarially determined and are impacted significantly by the Company’s assumptions related to future events, including the discount rate, expected return on plan assets and rate of compensation increases. The Company evaluates these critical assumptions at least annually and, periodically, evaluates other assumptions involving demographic factors, such as retirement age, mortality and turnover, and updates them to reflect its experience and expectations for the future. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.
The Company assumed a 6.5% expected return on plan assets for year 2016, which is consistent with the expected return assumption for years 2015 and 2014. The Company’s actual (loss) return on plan assets was (2.0)% in 2016, (6.2)% in 2015 and 7.4% in 2014. The 10-year and 20-year actual returns on plan assets on an annual basis were 7.5% and 9.7%, respectively.

Accumulated and projected benefit obligations are measured as the present value of future cash payments. The Company discounts those cash payments using the weighted average of market-observed yields for high-quality fixed-income securities with maturities that correspond to the payment of benefits. Lower discount rates increase present values and generally increase subsequent-year pension costs; higher discount rates decrease present values and decrease subsequent-year pension costs. The Company’s discount rate at December 31, 2016, 2015 and 2014, was 4.1%, 4.3% and 4.0%, respectively, reflecting market interest rates.
Changes in key assumptions for the Company’s pension plan would have had the following effects on the 2016 pension credit, excluding settlement gain and special termination benefits:

•	Expected return on assets – A 1% increase or decrease to the Company’s assumed expected return on plan assets would have increased or decreased the pension credit by approximately $18.7 million.

•
Discount rate – A 1% decrease to the Company’s assumed discount rate would have increased the pension credit by approximately $4.3 million. A 1% increase to the Company’s assumed discount rate would have increased the pension credit by approximately $10.0 million.

The Company’s net pension credit includes an expected return on plan assets component, calculated using the expected return on plan assets assumption applied to a market-related value of plan assets. The market-related value of plan assets is determined using a five-year average market value method, which recognizes realized and unrealized appreciation and depreciation in market values over a five-year period. The value resulting from applying this method is adjusted, if necessary, such that it cannot be less than 80% or more than 120% of the market value of plan assets as of the relevant measurement date. As a result, year-to-year increases or decreases in the market-related value of plan assets impact the return on plan assets component of pension credit for the year.
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

Amortization of the unrecognized actuarial gain or loss is included as a component of pension credit for a year if the magnitude of the net unamortized gain or loss in accumulated other comprehensive income exceeds 10% of the greater of the benefit obligation or the market-related value of assets (10% corridor). The amortization component is equal to that excess divided by the average remaining service period of active employees expected to receive benefits under the plan. At the end of 2013, the Company had net unamortized actuarial gains in accumulated other comprehensive income potentially subject to amortization that were outside the 10% corridor that resulted in amortized gains of $28.9 million being included in the pension credit for 2014.
During 2014, there was a decrease in the discount rate offset by pension asset gains that resulted in no net unamortized actuarial gains or losses in accumulated other comprehensive income subject to amortization outside the 10% corridor, and therefore, no amortized gain or loss amounts were included in the pension credit in the first six months of 2015. As a result of the Cable ONE spin-off and KHE Campuses sale, the Company remeasured the accumulated and projected benefit obligation as of July 1, 2015 and September 3, 2015, respectively, and recorded a curtailment gain. During the first six months of 2015, there were pension asset gains and an increase in the discount rate, which resulted in net unamortized actuarial gains in accumulated other comprehensive income subject to amortization outside the corridor, and therefore, an amortized gain of $11.9 million is included in the pension credit for the last six months of 2015. During the last four months of 2015, there were significant pension asset losses that resulted in no net unamortized actuarial gains or losses in accumulated other comprehensive income subject to amortization outside the 10% corridor, and therefore, no amortized gain or loss amounts were included in the pension credit for 2016.
During 2016, there was a decrease in the discount rate and pension asset losses; however, the Company currently estimates that there will be net unamortized gains in accumulated other comprehensive income subject to amortization outside the corridor, and therefore, an amortized gain amount of $5.2 million is included in the estimated pension credit for 2017.
Overall, the Company estimates that it will record a net pension credit of approximately $59 million in 2017, which incorporates a reduction in the assumed rate of return assumption to 6.25%.
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
As of December 31, 2016, the Company had state income tax net operating loss carryforwards of $455.6 million, which will expire at various dates from 2017 through 2035. Also at December 31, 2016, the Company had $69.3 million of non-U.S. income tax loss carryforwards, of which $60.3 million may be carried forward indefinitely; $4.8 million of losses that, if unutilized, will expire in varying amounts through 2021; and $4.2 million of losses that, if unutilized, will start to expire after 2021. At December 31, 2016, the Company has established approximately $41.3 million in valuation allowances against deferred state tax assets, net of U.S. Federal income taxes, and non-U.S. deferred tax assets, as the Company believes that it is more likely than not that the benefit from certain state and non-U.S. net operating loss carryforwards and other deferred tax assets will not be realized. The Company has established valuation allowances against state income tax benefits recognized, without considering potentially offsetting deferred tax liabilities established with respect to prepaid pension cost and goodwill. Prepaid pension cost and goodwill have not been considered a source of future taxable income for realizing deferred tax benefits recognized since these temporary differences are not likely to reverse in the foreseeable future. The valuation allowances established against state and non-U.S. income tax benefits recorded may increase or decrease within the next 12 months, based on operating results, the market value of investment holdings or business and tax planning strategies; as a result, the Company is unable to estimate the potential tax impact, given the uncertain operating and market environment. The Company will be monitoring future operating results and projected future operating results on a quarterly basis to determine whether the valuation allowances provided against state and non-U.S. deferred tax assets should be increased or decreased, as future circumstances warrant.
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
The Company’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Management has concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was effective based on these criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Shareholders of Graham Holdings Company:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, cash flows and changes in common stockholders’ equity present fairly in all material respects, the financial position of Graham Holdings Company and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 2 to the consolidated financial statements, the Company has changed the manner in which it presents restricted cash in the statement of cash flows in 2016.
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
/s/ PricewaterhouseCoopers LLP
McLean, Virginia
February 24, 2017

GRAHAM HOLDINGS COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
(in thousands, except per share amounts)	2016	2015	2014
Operating Revenues
Education	$1,598,347	$1,927,405	$2,160,417
Advertising	311,078	279,924	308,214
Other	572,465	378,785	268,401
	2,481,890	2,586,114	2,737,032
Operating Costs and Expenses
Operating	1,180,945	1,206,153	1,261,753
Selling, general and administrative	904,517	1,104,163	1,132,157
Depreciation of property, plant and equipment	64,620	77,906	74,913
Amortization of intangible assets	26,671	19,017	18,187
Impairment of goodwill and other long-lived assets	1,603	259,700	17,302
	2,178,356	2,666,939	2,504,312
Income (Loss) from Operations	303,534	(80,825)	232,720
Equity in (losses) earnings of affiliates, net	(7,937)	(697)	100,370
Interest income	3,093	1,909	2,136
Interest expense	(35,390)	(32,654)	(35,533)
Other (expense) income, net	(12,642)	(8,623)	778,010
Income (Loss) from Continuing Operations Before Income Taxes	250,658	(120,890)	1,077,703
Provision for Income Taxes	81,200	20,500	312,300
Income (Loss) from Continuing Operations	169,458	(141,390)	765,403
Income from Discontinued Operations, Net of Tax	—	42,170	527,857
Net Income (Loss)	169,458	(99,220)	1,293,260
Net (Income) Loss Attributable to Noncontrolling Interests	(868)	(1,435)	583
Net Income (Loss) Attributable to Graham Holdings Company	168,590	(100,655)	1,293,843
Redeemable Preferred Stock Dividends	—	(631)	(847)
Net Income (Loss) Attributable to Graham Holdings Company Common Stockholders	$168,590	$(101,286)	$1,292,996
Amounts Attributable to Graham Holdings Company Common Stockholders
Income (loss) from continuing operations	$168,590	$(143,456)	$765,139
Income from discontinued operations, net of tax	—	42,170	527,857
Net income (loss) attributable to Graham Holdings Company common stockholders	$168,590	$(101,286)	$1,292,996
Per Share Information Attributable to Graham Holdings Company Common Stockholders
Basic income (loss) per common share from continuing operations	$29.95	$(25.23)	$115.88
Basic income per common share from discontinued operations	—	7.36	79.93
Basic net income (loss) per common share	$29.95	$(17.87)	$195.81
Basic average number of common shares outstanding	5,559	5,727	6,470
Diluted income (loss) per common share from continuing operations	$29.80	$(25.23)	$115.40
Diluted income per common share from discontinued operations	—	7.36	79.63
Diluted net income (loss) per common share	$29.80	$(17.87)	$195.03
Diluted average number of common shares outstanding	5,589	5,727	6,559
See accompanying Notes to Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31
(in thousands)	2016	2015	2014
Net Income (Loss)	$169,458	$(99,220)	$1,293,260
Other Comprehensive Loss, Before Tax
Foreign currency translation adjustments:
Translation adjustments arising during the year	(22,149)	(18,898)	(16,061)
Adjustment for sales of businesses with foreign operations	—	5,501	(404)
	(22,149)	(13,397)	(16,465)
Unrealized gains on available-for-sale securities:
Unrealized gains for the year	55,507	10,620	62,719
Reclassification adjustment for realization of loss (gain) on exchange, sale or write-down of available-for-sale securities included in net income	1,879	(4)	(265,274)
	57,386	10,616	(202,555)
Pension and other postretirement plans:
Actuarial loss	(133,915)	(211,054)	(149,482)
Prior service cost	—	—	(1,600)
Amortization of net actuarial loss (gain) included in net income	1,157	(9,906)	(29,412)
Amortization of net prior service cost (credit) included in net income	419	275	(407)
Curtailments and settlements included in net income	(17,993)	51	8
Curtailments and settlements included in distribution to Cable ONE	—	834	—
	(150,332)	(219,800)	(180,893)
Cash flow hedge (loss) gain	(334)	179	867
Other Comprehensive Loss, Before Tax	(115,429)	(222,402)	(399,046)
Income tax benefit related to items of other comprehensive loss	37,235	83,602	153,032
Other Comprehensive Loss, Net of Tax	(78,194)	(138,800)	(246,014)
Comprehensive Income (Loss)	91,264	(238,020)	1,047,246
Comprehensive (income) loss attributable to noncontrolling interests	(868)	(1,435)	583
Total Comprehensive Income (Loss) Attributable to Graham Holdings Company	$90,396	$(239,455)	$1,047,829
See accompanying Notes to Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONSOLIDATED BALANCE SHEETS

	As of December 31
(In thousands, except share amounts)	2016	2015
Assets
Current Assets
Cash and cash equivalents	$648,885	$754,207
Restricted cash	21,931	20,745
Investments in marketable equity securities and other investments	448,241	379,445
Accounts receivable, net	615,101	572,435
Income taxes receivable	41,635	48,383
Inventories and contracts in progress	34,818	32,068
Other current assets	60,735	53,439
Total Current Assets	1,871,346	1,860,722
Property, Plant and Equipment, Net	233,664	231,123
Investments in Affiliates	58,806	59,229
Goodwill, Net	1,122,954	1,017,513
Indefinite-Lived Intangible Assets, Net	66,026	21,885
Amortized Intangible Assets, Net	107,939	107,191
Prepaid Pension Cost	881,593	979,970
Deferred Income Taxes	17,246	—
Deferred Charges and Other Assets	73,096	75,192
Total Assets	$4,432,670	$4,352,825
Liabilities and Equity
Current Liabilities
Accounts payable and accrued liabilities	$500,726	$428,014
Deferred revenue	312,107	297,135
Current portion of long-term debt	6,128	—
Total Current Liabilities	818,961	725,149
Postretirement Benefits Other Than Pensions	21,859	33,947
Accrued Compensation and Related Benefits	195,910	203,280
Other Liabilities	65,554	70,678
Deferred Income Taxes	379,092	403,316
Mandatorily Redeemable Noncontrolling Interest	12,584	—
Long-Term Debt	485,719	399,800
Total Liabilities	1,979,679	1,836,170
Commitments and Contingencies (Notes 17 and 18)
Redeemable Noncontrolling Interests	50	25,957
Preferred Stock, $1 par value; 977,000 shares authorized, none issued	—	—
Common Stockholders’ Equity
Common stock
Class A Common stock, $1 par value; 7,000,000 shares authorized; 964,001 shares issued and outstanding	964	964
Class B Common stock, $1 par value; 40,000,000 shares authorized; 19,035,999 shares issued; 4,612,435 and 4,839,853 shares outstanding	19,036	19,036
Capital in excess of par value	364,363	356,887
Retained earnings	5,588,942	5,447,677
Accumulated other comprehensive income, net of taxes
Cumulative foreign currency translation adjustment	(26,998)	(4,849)
Unrealized gain on available-for-sale securities	92,931	58,500
Unrealized gain on pensions and other postretirement plans	170,830	261,029
Cash flow hedge	(277)	—
Cost of 14,423,564 and 14,196,146 shares of Class B common stock held in treasury	(3,756,850)	(3,648,546)
Total Equity	2,452,941	2,490,698
Total Liabilities and Equity	$4,432,670	$4,352,825
See accompanying Notes to Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
(In thousands)	2016	2015	2014
Cash Flows from Operating Activities
Net Income (Loss)	$169,458	$(99,220)	$1,293,260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and goodwill and other long-lived asset impairment	92,894	428,437	249,457
Net pension benefit	(67,097)	(65,433)	(69,406)
Early retirement and special separation benefit program expense	—	4,606	8,374
Stock-based compensation expense, net	13,418	48,033	17,577
Foreign exchange loss	39,890	15,564	11,129
Net (gain) loss on sales and disposition of businesses	(22,163)	18,095	(351,133)
Net loss (gain) on dispositions, sales or write-downs of marketable equity securities and cost method investments	30,449	1,378	(263,595)
Gain on sale of an equity affiliate	—	(4,827)	(396,553)
Equity in losses (earnings) of affiliates, net of distributions	8,859	1,118	(96,517)
Provision for deferred income taxes	10,070	4,060	49,143
Net (gain) loss on sales or write-downs of property, plant and equipment	(32,362)	(18,265)	(119,399)
Net gain on sale of intangible assets	—	—	(75,249)
Change in operating assets and liabilities:
Accounts receivable, net	(47,892)	(87,165)	(96,844)
Inventories	(2,422)	(1,778)	(2,413)
Accounts payable and accrued liabilities	58,147	62,901	(39,199)
Deferred revenue	16,552	(51,825)	37,291
Income taxes receivable/payable	5,115	(174,326)	146,692
Other assets and other liabilities, net	(12,265)	(11,972)	8,791
Other	605	1,270	2,093
Net Cash Provided by Operating Activities	261,256	70,651	313,499
Cash Flows from Investing Activities
Investments in certain businesses, net of cash acquired	(245,084)	(159,320)	(206,035)
Purchases of property, plant and equipment	(66,612)	(136,859)	(237,292)
Net proceeds from sales of businesses, property, plant and equipment and other assets	69,192	41,683	644,342
Purchases of marketable equity securities	(48,265)	(145,807)	(49,998)
Investments in equity affiliates and cost method investments	(6,273)	(25,340)	(10,283)
Investments in commercial paper	—	—	(249,795)
Proceeds from maturities of commercial paper	—	—	249,795
Net distribution from equity affiliate	—	—	93,481
Disbursement of loan to affiliate	(14,244)	—	—
Other	—	73	(5,200)
Net Cash (Used in) Provided by Investing Activities	(311,286)	(425,570)	229,015
Cash Flows from Financing Activities
Common shares repurchased, including the Berkshire Exchange transaction	(108,948)	(22,979)	(327,718)
Issuance of borrowings	98,610	550,000	—
Cash distributed to Cable ONE in spin-off	—	(94,115)	—
Dividends paid	(27,325)	(53,721)	(68,114)
Purchase of noncontrolling interest	(21,000)	—	—
Repayments of borrowings	—	(44,815)	(1,538)
Proceeds from exercise of stock options	1,247	15,312	7,462
Excess tax benefit on share-based payment awards	558	11,828	1,901
Redemption of redeemable preferred stock	—	(10,510)	—
Payments of financing costs	(648)	(9,944)	—
Other	14,429	1,095	(609)
Net Cash (Used in) Provided by Financing Activities	(43,077)	342,151	(388,616)
Effect of Currency Exchange Rate Change	(11,029)	(11,164)	(8,502)
Net (Decrease) Increase in Cash and Cash Equivalents and Restricted Cash	(104,136)	(23,932)	145,396
Cash and Cash Equivalents and Restricted Cash at Beginning of Year	774,952	798,884	653,488
Cash and Cash Equivalents and Restricted Cash at End of Year	$670,816	$774,952	$798,884
Supplemental Cash Flow Information
Cash paid during the year for:
Income taxes	$65,000	$209,000	$188,000
Interest	$30,000	$33,000	$35,000
See accompanying Notes to Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY

(in thousands)	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
As of December 31, 2013	$1,169	$18,831	$288,129	$4,782,777	$699,494	$(2,490,333)	$221	$3,300,288	$5,896
Net income for the year				1,293,260				1,293,260
Acquisition of redeemable noncontrolling interest								—	17,108
Net income attributable to noncontrolling interests				(497)			497	—
Net loss attributable to redeemable noncontrolling interests				1,080				1,080	(1,080)
Distribution to noncontrolling interests							(242)	(242)
Dividends paid on common stock				(67,267)				(67,267)
Dividends paid on redeemable preferred stock				(847)				(847)
Repurchase of Class B common stock						(1,165,427)		(1,165,427)
Issuance of Class B common stock, net of restricted stock award forfeitures			(3,186)			10,284		7,098
Amortization of unearned stock compensation and stock option expense			18,291					18,291
Other comprehensive loss, net of income taxes					(246,014)			(246,014)
Conversion of Class A common stock to Class B common stock	(194)	194						—
Taxes arising from employee stock plans			555					555
Other								—	(20)
As of December 31, 2014	975	19,025	303,789	6,008,506	453,480	(3,645,476)	476	3,140,775	21,904
Net loss for the year				(99,220)				(99,220)
Contribution of noncontrolling interest to a joint venture							(476)	(476)
Net income attributable to redeemable noncontrolling interests				(1,435)				(1,435)	1,435
Change in redemption value of redeemable noncontrolling interests			(2,601)					(2,601)	2,601
Dividends paid on common stock				(53,090)				(53,090)
Dividends paid on redeemable preferred stock				(631)				(631)
Repurchase of Class B common stock						(22,979)		(22,979)
Issuance of Class B common stock, net of restricted stock award forfeitures			(13,244)			19,909		6,665
Amortization of unearned stock compensation and stock option expense			57,115					57,115
Other comprehensive loss, net of income taxes					(139,658)			(139,658)
Conversion of Class A common stock to Class B common stock	(11)	11						—
Spin-Off of Cable ONE			7,285	(406,453)	858			(398,310)
Taxes arising from employee stock plans			4,543					4,543
Other								—	17
As of December 31, 2015	964	19,036	356,887	5,447,677	314,680	(3,648,546)	—	2,490,698	25,957
Net income for the year				169,458				169,458
Net income attributable to redeemable noncontrolling interests				(868)				(868)	868
Change in redemption value of redeemable noncontrolling interests			(3,026)					(3,026)	3,026
Dividends paid on common stock				(27,325)				(27,325)
Repurchase of Class B common stock						(108,948)		(108,948)
Issuance of Class B common stock, net of restricted stock award forfeitures			(697)			644		(53)
Amortization of unearned stock compensation and stock option expense			14,717					14,717
Other comprehensive loss, net of income taxes					(78,194)			(78,194)
Taxes arising from employee stock plans			558					558
Purchase of redeemable noncontrolling interest								—	(24,031)
Exchange of redeemable noncontrolling interest			(4,076)					(4,076)	(5,770)
As of December 31, 2016	$964	$19,036	$364,363	$5,588,942	$236,486	$(3,756,850)	$—	$2,452,941	$50
See accompanying Notes to Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND NATURE OF OPERATIONS
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
Television broadcasting. As of December 31, 2016, the Company owned five VHF television stations located in Houston, TX; Detroit, MI; Orlando, FL; San Antonio, TX; and Jacksonville, FL. Other than the Company’s Jacksonville station, WJXT, the Company’s television stations are affiliated with one of the major national networks.
On January 17, 2017, Graham Media Group (GMG), a subsidiary of the Company, acquired WCWJ, the CW affiliate television station in Jacksonville, FL, and WSLS, the NBC affiliate television station in Roanoke, VA. Both stations will continue to operate under their previous network affiliations.
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
Reclassifications.  Certain amounts in previously issued financial statements have been reclassified to conform with the 2016 presentation.
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
Inventories and Contracts in Progress. Inventories and contracts in progress are stated at the lower of cost or net realizable values and are based on the first-in, first-out (FIFO) method. Inventory costs include direct material, direct and indirect labor, and applicable manufacturing overhead. The Company allocates manufacturing overhead based on normal production capacity and recognizes unabsorbed manufacturing costs in earnings. The provision for excess and obsolete inventory is based on management’s evaluation of inventories on hand relative to historical usage, estimated future usage and technological developments.
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
SocialCode LLC (SocialCode), a wholly owned subsidiary, is a marketing and insights company that manages digital advertising for leading brands on digital media platforms like Facebook, Twitter, Instagram, Snapchat, Pinterest and YouTube. Donald E. Graham, the Chairman of the Company’s Board, was a member of the Board of Directors of Facebook, Inc. in 2014 and through June 10, 2015. SocialCode’s revenues are reported on a net basis; therefore, the Company’s Statements of Operations exclude the media acquisition costs incurred related to the relevant advertising platforms.
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
Mandatorily Redeemable Noncontrolling Interest.  The Company’s mandatorily redeemable noncontrolling interest represents the noncontrolling interest in Graham Healthcare Group (GHG) which is 90% owned. The minority shareholders have an option to put their shares to the Company starting in 2020 and are required to put a percentage of their shares in 2022 and 2024, with the remaining shares required to be put by the minority shareholders in 2026. Since the noncontrolling interest is mandatorily redeemable by the Company by 2026, it is reported as a noncurrent liability at December 31, 2016, in the Consolidated Balance Sheets. The Company presents this liability at fair value, which is computed annually as the current redemption value. Changes in the redemption value are recorded as interest expense or income in the Company’s Consolidated Statements of Operations.
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
In August 2014, the FASB issued new guidance that requires management to assess the Company’s ability to continue as a going concern and to provide related disclosures in certain circumstances. This guidance is effective for interim and fiscal years ending after December 15, 2016. The Company adopted the guidance as of December 31, 2016. The guidance did not have an impact on its Consolidated Financial Statements.
In April 2015, the FASB issued new guidance that simplifies the presentation of debt issuance costs. The new guidance requires that debt issuance costs be reported in the balance sheet as a direct deduction from the gross amount of debt instead of classified as a deferred asset. The guidance is effective for interim and fiscal years beginning after December 15, 2015. The Company adopted the new guidance retrospectively as of January 1, 2016. Therefore, prior periods have been adjusted to reflect this guidance which resulted in the reclassification of $0.1 million of unamortized debt issuance costs related to the Company’s 7.25% unsecured notes from deferred charges and other assets to long-term debt within its Consolidated Balance Sheet as of December 31, 2015.
In January 2016, the FASB issued new guidance that substantially revises the recognition, measurement and presentation of financial assets and financial liabilities. The new guidance, among other things, requires (i) equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, with some exceptions; (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (iii) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (iv) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; and (v) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The guidance is effective for interim and fiscal years beginning after December 15, 2017. Early adoption is not permitted. The Company is in the process of evaluating the impact of this new guidance on its Consolidated Financial Statements.
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
In March 2016, the FASB issued new guidance that simplifies the accounting for stock-based compensation. The new guidance (i) requires all excess tax benefits and tax deficiencies to be recognized in the income statement with the tax effects of vested or exercised awards treated as discrete items. Additionally, excess tax benefits will be recognized regardless of whether the benefit reduces taxes payable in the current period, effectively eliminating the APIC pool; (ii) concludes excess tax benefits should be classified as an operating activity in the statement of cash flows; (iii) requires an entity to make an entity-wide accounting policy election to either estimate a forfeiture rate for awards or account for forfeitures as they occur; (iv) changes the threshold for equity classification for cash settlements of awards for withholding requirements to the maximum statutory tax rate in the applicable jurisdiction; and (v) concludes cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity in the statement of cash flows. The guidance is effective for interim and fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its Consolidated Financial Statements.

In November 2016, the FASB issued new guidance that clarifies how restricted cash and restricted cash equivalents should be presented in the statement of cash flows. The guidance requires the cash flow statement to show changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents, which eliminates the presentation of transfers between cash and cash equivalents and restricted cash and cash equivalents. The guidance is effective for interim and fiscal years beginning after December 15, 2017, with early adoption permitted. The Company adopted the new guidance retrospectively as of December 31, 2016. Prior periods have been adjusted to reflect this adoption, as detailed below:

	Year Ended December 31, 2015			Year Ended December 31, 2014
	As			As
	Previously		As	Previously		As
(in thousands)	Reported	Adjustment	Adopted	Reported	Adjustment	Adopted
Cash Flows from Operating Activities
Decrease in Restricted Cash	$4,153	(4,153)	$—	$58,871	(58,871)	$—
Net Cash Provided by Operating Activities	74,804	(4,153)	70,651	372,370	(58,871)	313,499

Net (Decrease) Increase in Cash and Cash Equivalents and Restricted Cash	(19,779)	(4,153)	(23,932)	204,267	(58,871)	145,396
Cash and Cash Equivalents and Restricted Cash at Beginning of Year	773,986	24,898	798,884	569,719	83,769	653,488
Cash and Cash Equivalents and Restricted Cash at End of Year	754,207	20,745	774,952	773,986	24,898	798,884
In January 2017, the FASB issued new guidance which simplifies the subsequent measurement of goodwill. The new guidance eliminates Step 2 from the goodwill impairment test, which required entities to determine the implied fair value of goodwill as of the test date to measure a goodwill impairment charge. Instead, an entity should continue to test goodwill for impairment by comparing the fair value of a reporting unit with its carrying amount (Step 1), and an impairment charge will be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value. The guidance is effective for interim and fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its Consolidated Financial Statements.
Other new pronouncements issued but not effective until after December 31, 2016, are not expected to have a material impact on the Company’s Consolidated Financial Statements.

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
The spin-off resulted in a modification of some of the Company’s outstanding restricted stock awards and stock options due to the equity restructuring on July 1, 2015. The holders of restricted stock awards received Cable ONE restricted common stock, on a pro rata basis, as part of the distribution, while the stock options were modified to add an antidilution provision. The modification of the restricted stock awards resulted in an estimated incremental stock compensation expense of $3.0 million that is being recognized over the remaining service periods of the unvested restricted stock awards through the end of 2018. The modification of some of the stock options resulted in an incremental stock compensation expense of $23.5 million, of which $18.8 million related to fully vested stock options was recognized as a one-time expense in the third quarter of 2015, with the remaining $4.7 million to be recognized over the remaining service periods of the unvested stock options through the end of 2018. The $18.8 million expense is included in the Company’s corporate office segment results and in selling, general and administrative in the Company’s Consolidated Statements of Operations.
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
Cash flows from Cable ONE for the years ended December 31, 2015 and 2014 are combined with the cash flows from operations within each of the categories presented. Cash flows from Cable ONE are as follows:

	Year Ended December 31
(in thousands)	2015	2014
Net Cash Provided by Operating Activities	$109,772	$251,506
Net Cash Used in Investing Activities	(74,416)	(78,405)
Spin-Off Costs: One-time spin-off transaction, financing and related costs of $7.4 million and $3.5 million in 2015 and 2014, respectively, are included in discontinued operations, net of tax.
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
The results of operations of Cable ONE, the schools in China and WPLG for 2015 and 2014, where applicable, are included in the Company’s Consolidated Statements of Operations as income from discontinued operations, net of tax. All corresponding prior period operating results presented in the Company’s Consolidated Financial Statements and the accompanying notes have been reclassified to reflect the discontinued operations presented. The Company did not reclassify its Consolidated Statements of Cash Flows to reflect the discontinued operations.
The summarized income from discontinued operations, net of tax, is presented below:

	Year Ended December 31
(in thousands)	2015	2014
Operating revenues	$397,404	$845,114
Operating costs and expenses	(325,379)	(660,180)
Operating income	72,025	184,934
Non-operating (expense) income	(1,288)	74,196
Income from discontinued operations	70,737	259,130
Provision for income taxes	27,783	98,207
Net Income from Discontinued Operations	42,954	160,923
(Loss) gain on dispositions of discontinued operations	(732)	351,133
Provision (benefit) for income taxes on dispositions of discontinued operations	52	(15,801)
Income from Discontinued Operations, Net of Tax	$42,170	$527,857

4.	INVESTMENTS
Commercial Paper and Money Market Investments. As of December 31, 2016 and 2015, the Company had commercial paper and money market investments of $485.1 million and $433.0 million, respectively, that are classified as cash, cash equivalents and restricted cash in the Company’s Consolidated Balance Sheets.
Investments in Marketable Equity Securities. Investments in marketable equity securities consist of the following:

	As of December 31
(in thousands)	2016	2015
Total cost	$269,343	$253,062
Gross unrealized gains	154,886	97,741
Gross unrealized losses	—	(240)
Total Fair Value	$424,229	$350,563
At December 31, 2016, and 2015, the Company owned 28,000 shares in Markel Corporation (Markel) valued at $25.3 million and $24.7 million, respectively. The Co-Chief Executive Officer of Markel, Mr. Thomas S. Gayner, is a member of the Company’s Board of Directors.
The Company settled on $48.3 million of marketable equity securities during 2016, of which $47.9 million was purchased during the year. The Company invested in $146.2 million and $50.0 million in marketable equity securities during 2015 and 2014, respectively. During 2016, proceeds from sales of marketable equity securities were $29.7 million, resulting in gross realized losses of $8.1 million and gross realized gains of $6.2 million. During 2014, proceeds from sales of marketable equity securities were $5.8 million and net realized losses on such sales were $2.6 million.
On June 30, 2014, the Company completed a transaction with Berkshire, as described in Note 7, that included the exchange of 2,107 Class A Berkshire shares and 1,278 Class B Berkshire shares owned by the Company; a $266.7 million gain was recorded.
Investments in Affiliates. As of December 31, 2016, the Company held an approximate 20% interest in HomeHero and interests in several other affiliates; Residential Healthcare (Residential) held a 40% interest in Residential Home Health Illinois, a 42.5% interest in Residential Hospice Illinois, and a 40% interest in the joint venture formed between Residential and a Michigan hospital; and Celtic Healthcare (Celtic) held a 40% interest in the joint venture formed between Celtic Healthcare and Allegheny Health Network (AHN) (see Note 7). For the year ended December 31, 2016, the Company recorded $14.9 million in revenue for services provided to the affiliates of Celtic and Residential.
Additionally, Kaplan International Holdings Limited (KIHL) held a 45% interest in a joint venture formed with York University. In July 2016, Kaplan International Holdings Limited (KIHL) entered into an agreement with University of York International Pathway College LLP (York International College) to loan the LLP £25 million over the next eighteen months, to construct an academic building in the UK to be used by the College. York International College is a limited liability partnership joint venture between Kaplan York Limited (a subsidiary of Kaplan International Colleges UK Limited) and a subsidiary of the University of York, that operates a pathways college. The loan will be repayable over 25 years at an interest rate of 7% and the loan is guaranteed by the University of York. While there is no strict requirement to make annual principal and interest payments, interest will be rolled up and accrue interest at 7% if no such payments are made. The loan becomes due and payable if the partnership agreement with Kaplan is terminated. In the second half of 2016, KIHL advanced approximately £11.0 million to York International College.
As a result of the challenging industry operating environment and operating losses, in the fourth quarter of 2016, the Company recorded an $8.4 million write-down on its investment in HomeHero, a company that managed an online senior home care marketplace.
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

5.	ACCOUNTS RECEIVABLE, ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts receivable consist of the following:

	As of December 31
(in thousands)	2016	2015
Trade accounts receivable, less doubtful accounts
of $26,723 and $27,854	$591,854	$553,780
Other receivables	23,247	18,655
	$615,101	$572,435
The changes in allowance for doubtful accounts was as follows:

(in thousands)	Balance at Beginning of Period	Additions – Charged to Costs and Expenses	Deductions	Balance at End of Period
2016	$27,854	$29,718	$(30,849)	$26,723
2015	$32,598	$39,982	$(44,726)	$27,854
2014	$33,834	$47,356	$(48,592)	$32,598
Accounts payable and accrued liabilities consist of the following:

	As of December 31
(in thousands)	2016	2015
Accounts payable and accrued liabilities	$352,356	$285,321
Accrued compensation and related benefits	148,370	142,693
	$500,726	$428,014
Cash overdrafts of $15.5 million and $1.1 million are included in accounts payable and accrued liabilities at December 31, 2016 and 2015, respectively.

6.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

	As of December 31
(in thousands)	2016	2015
Land	$10,410	$10,410
Buildings	88,256	83,642
Machinery, equipment and fixtures	433,652	438,388
Leasehold improvements	209,612	205,018
Construction in progress	36,728	13,517
	778,658	750,975
Less accumulated depreciation	(544,994)	(519,852)
	$233,664	$231,123
Depreciation expense was $64.6 million, $77.9 million and $74.9 million in 2016, 2015 and 2014, respectively.
The Company capitalized $0.4 million of interest related to the construction of a building in 2016. No interest expense was capitalized in 2015 and 2014.

In the second quarter of 2015, as a result of the sale of Kaplan’s KHE Campuses business, Kaplan recorded a $6.9 million impairment charge. In 2014, as a result of restructuring activities at KHE Campuses, Kaplan recorded an impairment charge of $13.6 million. The Company estimated the fair value of the property, plant and equipment using a market approach.

7.	ACQUISITIONS AND DISPOSITIONS OF BUSINESSES
Acquisitions. In May 2016, Graham Media Group entered into an agreement to acquire two television stations for $60 million in cash and the assumption of certain pension obligations. This transaction closed on January 17, 2017.
The Company completed business acquisitions totaling approximately $258.0 million in 2016; $163.3 million in 2015; and $210.2 million in 2014. The assets and liabilities of the companies acquired have been recorded at their estimated fair values at the date of acquisition.
During 2016, the Company acquired five businesses, three businesses included in its education division and two businesses in other businesses. In January 2016, Kaplan acquired a 100% interest in Mander Portman Woodward, a leading provider of high-quality, bespoke education to UK and international students in London, Cambridge and Birmingham, by purchasing all of its issued and outstanding shares. In February 2016, Kaplan acquired a 100% interest in Osborne Books, an educational publisher of learning resources for accounting qualifications in the UK, by purchasing all of its issued and outstanding shares. The primary reason for these acquisitions is based on several strategic benefits expected to be realized in the future. Both of these acquisitions are included in Kaplan International.
In September 2016, Group Dekko, Inc. (Dekko) acquired a 100% interest in Electri-Cable Assemblies (ECA), a Shelton, CT-based manufacturer of power, data and electrical solutions for the office furniture industry, by purchasing all of its issued and outstanding shares. Dekko’s primary reasons for the acquisition were to complement existing product offerings and provide opportunities for synergies across the businesses. This acquisition is included in other businesses.
During 2015, the Company acquired two businesses. On November 13, 2015, the Company acquired a 100% interest in Dekko, a Garrett, IN-based manufacturer of electrical solutions for applications across three business lines: workspace power solutions, architectural lighting and electrical components and assemblies, by purchasing all of the issued and outstanding shares. Dekko is included in other businesses. On December 22, 2015, Kaplan acquired a 100% interest in SmartPros, a provider of accredited professional education and training, primarily in accountancy, which is included in Higher Education.
During 2014, the Company acquired nine businesses. On April 1, 2014, Celtic Healthcare acquired a 100% interest in VNA-TIP Healthcare, a provider of home health and hospice services in Missouri and Illinois. On May 30, 2014, the Company completed its acquisition of a 100% interest in Joyce/Dayton Corp., a Dayton, OH-based manufacturer of screw jacks and other linear motion systems. On July 3, 2014, the Company completed its acquisition of an 80% interest in Residential Healthcare Group, Inc., the parent company of Residential Home Health and Residential Hospice, providers of skilled home health care and hospice services in Michigan and Illinois. Residential Healthcare Group, Inc. has a 40% ownership interest in Residential Home Health Illinois and a 42.5% ownership interest in Residential Hospice Illinois, which are accounted for as investments in affiliates. The fair value of the redeemable noncontrolling interest in Residential Healthcare Group, Inc. was $17.1 million at the acquisition date, determined using a market approach. The minority shareholders had an option to put their shares to the Company starting in 2017, and the Company had an option to buy the shares of some minority shareholders in 2020 and those of the remaining minority shareholders in 2024. The operating results of these businesses are included in other businesses. The Company also acquired three small businesses in its education division, one small business in its broadcasting division and two small businesses in other businesses.

Acquisition-related costs for 2016 were $1.5 million and expensed as incurred. Acquisition-related costs were not significant for 2015 and 2014 and were expensed as incurred. The aggregate purchase price of these acquisitions was allocated as follows based on acquisition date fair values to the following assets and liabilities (excluding measurement period adjustments recorded in subsequent years):

	Purchase Price Allocation
	Year Ended December 31
(in thousands)	2016	2015	2014
Accounts receivable	$8,538	$30,537	$15,912
Other assets	2,298	21,806	16,495
Property, plant and equipment	3,940	28,872	12,834
Goodwill	184,118	76,156	128,919
Indefinite-lived intangible assets	53,110	7,400	12,051
Amortized intangible assets	28,267	31,900	73,766
Deferred income taxes and other liabilities	(32,901)	(36,892)	(36,834)
Redeemable noncontrolling interest	—	—	(17,108)
Aggregate purchase price, net of cash received	$247,370	$159,779	$206,035
The fair values recorded were based upon valuations. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill recorded due to these acquisitions is attributable to the assembled workforces of the acquired companies and expected synergies. The Company expects to deduct $22.2 million and $20.0 million of goodwill for income tax purposes for the acquisitions completed in 2016 and 2015, respectively.
In 2016, the Company recorded adjustments to the deferred taxes included in the preliminary accounting of Dekko and SmartPros acquired in the fourth quarter of 2015. These adjustments resulted in a $20.0 million decrease to goodwill.
The acquired companies were consolidated into the Company’s financial statements starting on their respective acquisition dates. The Company’s Consolidated Statements of Operations include aggregate revenues and operating income for the companies acquired in 2016 of $47.6 million and $7.2 million, respectively, for 2016. The following unaudited pro forma financial information presents the Company’s results as if the current year acquisitions had occurred at the beginning of 2015. The unaudited pro forma information also includes the 2015 acquisitions as if they occurred at the beginning of 2014:

	Year Ended December 31
(in thousands)	2016	2015
Operating revenues	$2,498,753	$2,804,663
Net income (loss)	$172,738	$(84,209)
These pro forma results were based on estimates and assumptions, which the Company believes are reasonable, and include the historical results of operations of the acquired companies and adjustments for depreciation and amortization of identified assets and the effect of pre-acquisition transaction related expenses incurred by the Company and the acquired entities. The pro forma information does not include efficiencies, cost reductions and synergies expected to result from the acquisitions. They are not the results that would have been realized had these entities been part of the Company during the periods presented and are not necessarily indicative of the Company’s consolidated results of operations in future periods.
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

The revenue and operating losses related to schools that were sold as part of the KHE Campuses sale are as follows:

	Year Ended December 31
(in thousands)	2015	2014
Revenue	$167,093	$268,895
Operating income (loss)	(6,264)	(7,748)
In the second quarter of 2015, Kaplan also recorded a $6.9 million long-lived assets impairment charge in connection with the KHE Campuses business (this amount is included in the above table).
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
Other. In June 2016, Residential and a Michigan hospital formed a joint venture to provide home health services to patients in western Michigan. In connection with this transaction, Residential contributed its western Michigan home health operations to the joint venture and then sold 60% of the newly formed venture to its Michigan hospital partner. Although Residential manages the operations of the joint venture, Residential holds a 40% interest in the joint venture, so the operating results of the joint venture are not consolidated, and the pro rata operating results are included in the Company's equity in earnings of affiliates.
In June 2016, the Company purchased the outstanding 20% redeemable noncontrolling interest in Residential. At that time, the Company recorded an increase to redeemable noncontrolling interest of $3.0 million, with a corresponding decrease to capital in excess of par value, to reflect the redemption value of the redeemable noncontrolling interest at $24.0 million. Following this transaction, Celtic and Residential combined their business operations to form Graham Healthcare Group (GHG). The redeemable noncontrolling interest shareholders in Celtic exchanged their 20% interest in Celtic for a 10% mandatorily redeemable noncontrolling interest in the combined entity, and the Company recorded a $4.1 million net increase to the mandatorily redeemable noncontrolling interest to reflect the estimated fair value of the mandatorily redeemable noncontrolling interest. The minority shareholders have an option to put their shares to the Company starting in 2020 and are required to put a percentage of their shares in 2022 and 2024, with the remaining shares required to be put by the minority shareholders in 2026. The redemption value is based on an EBITDA multiple, adjusted for working capital and other items, computed annually, with no limit on the amount payable. The Company now owns 90% of GHG. Because the noncontrolling interest is now mandatorily redeemable by the Company by 2026, it is reported as a noncurrent liability at December 31, 2016.
In January 2015, Celtic and Allegheny Health Network closed on the formation of a joint venture to combine each other’s home health and hospice assets in the western Pennsylvania region. Although Celtic manages the operations of the joint venture, Celtic holds a 40% interest in the joint venture, so the operating results of the joint venture are not consolidated, and the pro rata operating results are included in the Company’s equity in earnings of affiliates. Celtic’s revenues from the western Pennsylvania region that are now part of the joint venture made up 29% of total Celtic revenues in 2014.

The Company’s income from continuing operations excludes Cable ONE, the sold Kaplan China schools and WPLG, which have been reclassified to discontinued operations (see Note 3).

8.	GOODWILL AND OTHER INTANGIBLE ASSETS
In the fourth quarter of 2016, as a result of the challenging industry operating environment and operating losses, one of the businesses in the other businesses segment recorded a goodwill impairment charge of $1.6 million.
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
Amortization of intangible assets for the years ended December 31, 2016, 2015 and 2014, was $26.7 million, $19.0 million and $18.2 million, respectively. Amortization of intangible assets is estimated to be approximately $24 million in 2017, $21 million in 2018, $20 million in 2019, $16 million in 2020, $12 million in 2021 and $15 million thereafter.
In July 2014, the cable division sold wireless spectrum licenses that were purchased in 2006; a pre-tax non-operating gain of $75.2 million was recorded in the third quarter of 2014 in connection with these sales. As a result of the Cable ONE spin-off, this gain is now reported in discontinued operations.

The changes in the carrying amount of goodwill, by segment, were as follows:

(in thousands)	Education	Cable	Television Broadcasting	Other Businesses	Total
As of December 31, 2014
Goodwill	$1,057,226	$85,488	$168,345	$145,992	$1,457,051
Accumulated impairment losses	(102,259)	—	—	(6,082)	(108,341)
	954,967	85,488	168,345	139,910	1,348,710
Measurement period adjustment	—	—	—	4,570	4,570
Acquisitions	11,515	—	—	60,071	71,586
Impairment	(248,591)	—	—	(2,810)	(251,401)
Dispositions	(33,502)	(85,488)	—	(7,819)	(126,809)
Foreign currency exchange rate changes	(29,143)	—	—	—	(29,143)
As of December 31, 2015
Goodwill	1,006,096	—	168,345	202,814	1,377,255
Accumulated impairment losses	(350,850)	—	—	(8,892)	(359,742)
	655,246	—	168,345	193,922	1,017,513
Measurement period adjustment	(2,781)	—	—	(17,243)	(20,024)
Acquisitions	161,938	—	—	22,180	184,118
Impairment	—	—	—	(1,603)	(1,603)
Dispositions	—	—	—	(2,800)	(2,800)
Foreign currency exchange rate changes	(54,250)	—	—	—	(54,250)
As of December 31, 2016
Goodwill	1,111,003	—	168,345	202,141	1,481,489
Accumulated impairment losses	(350,850)	—	—	(7,685)	(358,535)
	$760,153	$—	$168,345	$194,456	$1,122,954
The changes in carrying amount of goodwill at the Company’s education division were as follows:

(in thousands)	Higher Education	Test Preparation	Kaplan International	Total
As of December 31, 2014
Goodwill	$409,884	$166,098	$481,244	$1,057,226
Accumulated impairment losses	—	(102,259)	—	(102,259)
	409,884	63,839	481,244	954,967
Acquisitions	11,515	—	—	11,515
Impairment	(248,591)	—	—	(248,591)
Dispositions	(28,738)	—	(4,764)	(33,502)
Foreign currency exchange rate changes	(204)	—	(28,939)	(29,143)
As of December 31, 2015
Goodwill	392,457	166,098	447,541	1,006,096
Accumulated impairment losses	(248,591)	(102,259)	—	(350,850)
	143,866	63,839	447,541	655,246
Measurement period adjustment	(2,781)	—	—	(2,781)
Acquisitions	—	—	161,938	161,938
Foreign currency exchange rate changes	44	—	(54,294)	(54,250)
As of December 31, 2016
Goodwill	389,720	166,098	555,185	1,111,003
Accumulated impairment losses	(248,591)	(102,259)	—	(350,850)
	$141,129	$63,839	$555,185	$760,153

Other intangible assets consist of the following:

		As of December 31, 2016			As of December 31, 2015
(in thousands)	Useful Life Range	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Student and customer relationships	2–10 years	$129,616	$55,863	$73,753	$108,806	$40,280	$68,526
Trade names and trademarks	2–10 years	55,240	29,670	25,570	53,848	23,941	29,907
Databases and technology	3–5 years	5,601	4,368	1,233	4,617	4,114	503
Noncompete agreements	2–5 years	1,730	1,404	326	1,381	1,012	369
Other	1–8 years	12,030	4,973	7,057	10,095	2,209	7,886
		$204,217	$96,278	$107,939	$178,747	$71,556	$107,191
Indefinite-Lived Intangible Assets
Trade names and trademarks		$65,192			$21,051
Licensure and accreditation		834			834
		$66,026			$21,885

9.	INCOME TAXES
Income (loss) from continuing operations before income taxes consists of the following:

	Year Ended December 31
(in thousands)	2016	2015	2014
U.S.	$227,457	$(142,705)	$1,025,101
Non-U.S.	23,201	21,815	52,602
	$250,658	$(120,890)	$1,077,703
The provision for income taxes on income from continuing operations consists of the following:

(in thousands)	Current	Deferred	Total
Year Ended December 31, 2016
U.S. Federal	$56,342	$33,959	$90,301
State and Local	6,325	(5,164)	1,161
Non-U.S.	8,463	(18,725)	(10,262)
	$71,130	$10,070	$81,200
Year Ended December 31, 2015
U.S. Federal	$5,728	$20,890	$26,618
State and Local	402	(10,749)	(10,347)
Non-U.S.	2,441	1,788	4,229
	$8,571	$11,929	$20,500
Year Ended December 31, 2014
U.S. Federal	$215,450	$38,684	$254,134
State and Local	23,737	27,257	50,994
Non-U.S.	10,485	(3,313)	7,172
	$249,672	$62,628	$312,300

The provision for income taxes on continuing operations differs from the amount of income tax determined by applying the U.S. Federal statutory rate of 35% to the income (loss) from continuing operations before taxes as a result of the following:

	Year Ended December 31
(in thousands)	2016	2015	2014
U.S. Federal taxes at statutory rate	$87,731	$(42,311)	$377,196
State and local taxes, net of U.S. Federal tax	(2,965)	(3,441)	38,106
Valuation allowances against state tax benefits, net of U.S. Federal tax	3,196	(3,285)	(4,960)
Tax-free stock transactions	—	—	(91,540)
Tax provided on non-U.S. subsidiary earnings and distributions	1,993	2,688	2,186
Valuation allowances against other non-U.S. income tax benefits	(12,688)	431	(2,477)
Goodwill impairments and dispositions	(5,631)	63,889	—
U.S. Federal Manufacturing Deduction tax benefits	(6,012)	(625)	(6,789)
Write-off of deferred taxes related to intercompany loans	10,965	—	—
Other, net	4,611	3,154	578
Provision for Income Taxes	$81,200	$20,500	$312,300
During 2016, certain intercompany loans were capitalized and other intercompany loans were designated as long-term investments, resulting in the write-off of $11.0 million in U.S. deferred tax assets. Also, the Company benefited from a favorable $5.6 million out of period deferred tax adjustment related to the KHE goodwill impairment recorded in the third quarter of 2015.
During 2015 and 2014, in addition to the income tax provision for continuing operations presented above, the Company also recorded tax expense or benefits on discontinued operations. Income from discontinued operations and net (loss) gain on dispositions of discontinued operations have been reclassified from previously reported income from operations and reported separately as income from discontinued operations, net of tax. Tax expense of $27.8 million and $82.4 million were recorded in discontinued operations in 2015 and 2014, respectively.
Deferred income taxes consist of the following:

	As of December 31
(in thousands)	2016	2015
Accrued postretirement benefits	$9,444	$13,763
Other benefit obligations	120,792	108,349
Accounts receivable	10,780	12,840
State income tax loss carryforwards	23,178	19,550
U.S. Federal income tax loss carryforwards	6,212	5,007
U.S. Federal foreign income tax credit carryforwards	1,921	1,374
Non-U.S. income tax loss carryforwards	19,246	26,921
Non-U.S. capital loss carryforwards	1,929	10,055
Other	44,401	44,858
Deferred Tax Assets	237,903	242,717
Valuation allowances	(41,319)	(69,545)
Deferred Tax Assets, Net	$196,584	$173,172
Property, plant and equipment	13,591	17,465
Prepaid pension cost	349,878	386,916
Unrealized gain on available-for-sale securities	61,964	39,010
Goodwill and other intangible assets	132,997	133,097
Deferred Tax Liabilities	$558,430	$576,488
Deferred Income Tax Liabilities, Net	$361,846	$403,316

The Company has $455.6 million of state income tax net operating loss carryforwards available to offset future state taxable income. State income tax loss carryforwards, if unutilized, will start to expire approximately as follows:

(in millions)
2017	$7.3
2018	9.3
2019	2.8
2020	18.3
2021	19.6
2022 and after	398.3
Total	$455.6
The Company has recorded at December 31, 2016, $23.2 million in deferred state income tax assets, net of U.S. Federal income tax, with respect to these state income tax loss carryforwards. The Company has established $21.0 million in valuation allowances against these deferred state income tax assets, since the Company has determined that it is more likely than not that some state tax losses may not be fully utilized in the future to reduce state taxable income.
The Company has $17.6 million of U.S. Federal income tax loss carryforwards obtained as a result of prior stock acquisitions. U.S. Federal income tax loss carryforwards are expected to be fully utilized as follows:

(in millions)
2017	$4.1
2018	3.6
2019	3.3
2020	3.3
2021	1.1
2022 and after	2.2
Total	$17.6
The Company has established at December 31, 2016, $6.2 million in U.S. Federal deferred tax assets with respect to these U.S. Federal income tax loss carryforwards.
For U.S. Federal income tax purposes, the Company has $1.9 million of foreign tax credits available to be credited against future U.S. Federal income tax liabilities. These U.S. Federal foreign tax credits are expected to be fully utilized in the future; if unutilized, $0.7 million of these foreign tax credits will expire in 2024, $0.7 million will expire in 2025, and $0.5 million will expire in 2026. The Company has established at December 31, 2016, $1.9 million of U.S. Federal deferred tax assets with respect to these U.S. Federal foreign tax credit carryforwards.
The Company has $69.3 million of non-U.S. income tax loss carryforwards, as a result of operating losses and carryforwards obtained through prior stock acquisitions that are available to offset future non-U.S. taxable income and has recorded, with respect to these losses, $19.2 million in non-U.S. deferred income tax assets. The Company has established $4.9 million in valuation allowances against the deferred tax assets recorded for the portion of non-U.S. tax losses that may not be fully utilized to reduce future non-U.S. taxable income. The $69.3 million of non-U.S. income tax loss carryforwards consist of $60.3 million in losses that may be carried forward indefinitely; $4.8 million of losses that, if unutilized, will expire in varying amounts through 2021; and $4.2 million of losses that, if unutilized, will start to expire after 2021.
The Company has $6.4 million of non-U.S. capital loss carryfowards that may be carried forward indefinitely and are available to offset future non-U.S. capital gains. The Company recorded a $1.9 million non-U.S. deferred income tax asset and has established a full valuation allowance against this non-U.S. deferred tax asset since the Company has determined that it is more likely than not that the capital loss carryforwards may not be fully utilized to reduce taxable income in the future.
Deferred tax valuation allowances and changes in deferred tax valuation allowances were as follows:

(in thousands)	Balance at Beginning of Period	Tax Expense and Revaluation	Deductions	Balance at End of Period
Year ended
December 31, 2016	$69,545	$4,709	$(32,935)	$41,319
December 31, 2015	$65,521	$4,024	$—	$69,545
December 31, 2014	$72,767	$889	$(8,135)	$65,521

The Company has established $31.8 million in valuation allowances against deferred state tax assets recognized, net of U.S. Federal tax. As stated above, approximately $21.0 million of the valuation allowances, net of U.S. Federal income tax, relate to state income tax loss carryforwards. The Company has established valuation allowances against deferred state income tax assets, without considering potentially offsetting deferred tax liabilities established with respect to prepaid pension cost and goodwill. Prepaid pension cost and goodwill have not been considered a source of future taxable income for realizing deferred tax assets recognized since these temporary differences are not likely to reverse in the foreseeable future. The valuation allowances established against deferred state income tax assets are recorded at the parent company, the education division and other businesses and may increase or decrease within the next 12 months, based on operating results or the market value of investment holdings. As a result, the Company is unable to estimate the potential tax impact, given the uncertain operating and market environment. The Company will be monitoring future operating results and projected future operating results on a quarterly basis to determine whether the valuation allowances provided against deferred state tax assets should be increased or decreased, as future circumstances warrant.
The Company has established $9.5 million in valuation allowances against non-U.S. deferred tax assets, and, as stated above, $4.9 million of the non-U.S. valuation allowances relate to non-U.S. income tax loss carryforwards and $1.9 million relate to non-U.S. capital loss carryforwards.
Deferred U.S. Federal and state income taxes are recorded with respect to undistributed earnings of investments in non-U.S. subsidiaries to the extent taxable dividend income would be recognized if such earnings were distributed. Deferred income taxes recorded with respect to undistributed earnings of investments in non-U.S. subsidiaries are recorded net of foreign tax credits with respect to such undistributed earnings estimated to be creditable against future U.S. Federal tax liabilities. At December 31, 2016 and 2015, net U.S. Federal and state deferred income tax liabilities of about $23.8 million and $17.5 million, respectively, were recorded with respect to undistributed earnings of investments in non-U.S. subsidiaries based on the year-end position.
Deferred U.S. Federal and state income taxes have not been recorded for the full book value and tax basis differences related to investments in non-U.S. subsidiaries because such investments are expected to be indefinitely held. The book value exceeded the tax basis of investments in non-U.S. subsidiaries by approximately $103.3 million and $71.8 million at December 31, 2016 and 2015, respectively; these differences would result in approximately $0.3 million of net additional U.S. Federal and state deferred tax liabilities, net of foreign tax credits related to undistributed earnings and estimated to be creditable against future U.S. Federal tax liabilities, at December 31, 2016, and would not result in any additional U.S. Federal and state deferred tax liabilities at December 31, 2015. If investments in non-U.S. subsidiaries were held for sale instead of expected to be held indefinitely, additional U.S. Federal and state deferred tax liabilities would be required to be recorded, and such deferred tax liabilities, if recorded, may exceed the above estimates.
The Company does not currently anticipate that within the next 12 months there will be any events requiring the establishment of any valuation allowances against U.S. Federal net deferred tax assets.
In the third quarter of 2016, the Company released $19.3 million of valuation allowance previously recorded on its operations in Australia, as the Company determined that it was more likely than not that the benefit of the net deferred tax assets would be realized, based on improved operating results that have recently generated positive ordinary income. The remaining valuation allowances established against non-U.S. deferred tax assets are recorded at the education division and other businesses. The remaining non-U.S. valuation allowances may increase or decrease within the next 12 months, based on operating results. As a result, the Company is unable to estimate the potential tax impact, given the uncertain operating environment. The Company will be monitoring future education division and other businesses' operating results and projected future operating results on a quarterly basis to determine whether the valuation allowances provided against non-U.S. deferred tax assets should be increased or decreased, as future circumstances warrant.
The Company recorded a $10.5 million U.S. Federal income tax receivable with respect to capital loss carryforwards to the 2013 tax year and is currently under examination by the Internal Revenue Service. The Company files income tax returns with the U.S. Federal government and in various state, local and non-U.S. governmental jurisdictions, with the consolidated U.S. Federal tax return filing considered the only major tax jurisdiction. The statute of limitations has expired on all consolidated U.S. Federal corporate income tax returns filed through 2012, though any carryforward adjustment to the 2013 tax year is still subject to examination.
The Company endeavors to comply with tax laws and regulations where it does business, but cannot guarantee that, if challenged, the Company’s interpretation of all relevant tax laws and regulations will prevail and that all tax benefits recorded in the financial statements will ultimately be recognized in full.

The following summarizes the Company’s unrecognized tax benefits, excluding interest and penalties, for the respective periods:

	Year Ended December 31
(in thousands)	2016	2015	2014
Beginning unrecognized tax benefits	$17,331	$19,817	$—
Increases related to current year tax positions	—	—	19,817
Increases related to prior year tax positions	—	—	—
Decreases related to prior year tax positions	—	(2,486)	—
Decreases related to settlement with tax authorities	—	—	—
Decreases due to lapse of applicable statutes of limitations	—	—	—
Ending unrecognized tax benefits	$17,331	$17,331	$19,817
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
The Company classifies interest and penalties related to uncertain tax positions as a component of interest and other expenses, respectively. As of December 31, 2016, the Company has accrued $0.7 million of interest related to the unrecognized tax benefits. The Company has not accrued any penalties related to the unrecognized tax benefits.

10.	DEBT
The Company’s borrowings consist of the following:

	As of December 31
(in thousands)	2016	2015
7.25% unsecured notes due February 1, 2019 (1)	$399,052	$398,596
UK Credit facility (2)	91,316	—
Other indebtedness	1,479	1,204
Total Debt	491,847	399,800
Less: current portion	(6,128)	—
Total Long-Term Debt	$485,719	$399,800
____________

(1)	The carrying value is net of $0.1 million of unamortized debt issuance costs as of December 31, 2016 and 2015, respectively.

(2)	The carrying value is net of $0.5 million of unamortized debt issuance costs as of December 31, 2016.
The Company did not borrow funds under its USD revolving credit facility in 2016 or 2015. The Company’s other indebtedness at December 31, 2016, is at interest rates of 2% to 6% and matures between 2019 and 2025. The Company's other indebtedness at December 31, 2015, is at an interest rate of 6% and matures in 2019.
On July 14, 2016, Kaplan entered into a credit agreement (the Kaplan Credit Agreement) among Kaplan International Holdings Limited, as borrower, the lenders party thereto, HSBC BANK PLC as Facility Agent, and other agents party thereto. The Kaplan Credit Agreement provides for a four-year credit facility in an aggregate principal amount of £75 million. Borrowings bear interest at a rate per annum of LIBOR plus an applicable interest rate margin between 1.25% and 1.75%, in each case determined on a quarterly basis by reference to a pricing grid based upon the Company's total leverage ratio. The Kaplan Credit Agreement requires that 6.66% of the amount of the loan be repaid on the first three anniversaries of funding, with the remaining balance due on July 1, 2020. The Kaplan Credit Agreement contains terms and conditions, including remedies in the event of a default by the Company, typical of facilities of this type and requires the Company to maintain a leverage ratio of not greater than 3.5 to 1.0 and a consolidated interest coverage ratio of at least 3.5 to 1.0 based upon the ratio of consolidated adjusted EBITDA to consolidated interest expense as determined pursuant to the Kaplan Credit Agreement. As of December 31, 2016, the Company is in compliance with all financial covenants.
On July 25, 2016, Kaplan borrowed £75 million under the Kaplan Credit Agreement. On the same date, Kaplan entered into an interest rate swap agreement with a total notional value of £75 million and a maturity date of July 1, 2020. The interest rate swap agreement will pay Kaplan variable interest on the £75 million notional amount at the three-month LIBOR, and Kaplan will pay the counterparties a fixed rate of 0.51%, effectively resulting in a total fixed interest rate of 2.01% on the outstanding borrowings at the current applicable margin of 1.50%. The interest rate swap agreement was entered into to convert the variable rate British pound borrowing under the Kaplan Credit Agreement into a fixed rate borrowing. The Company provided a guarantee on any borrowings under the Kaplan Credit Agreement. Based on the terms of the interest rate swap agreement and the underlying borrowing, the interest rate swap agreement was determined to be effective and thus qualifies as a cash flow hedge. As such, changes in the fair value of the interest rate swap are recorded in other comprehensive income on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows.
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
On June 17, 2015, the Company terminated its U.S. $450 million, AUD 50 million four-year revolving credit facility dated June 17, 2011. No borrowings were outstanding under the 2011 Credit Agreement at the time of termination. On June 29, 2015, the Company entered into a credit agreement (the Credit Agreement) providing for a U.S. $200 million five-year revolving credit facility (the Facility) with each of the lenders party thereto, Wells Fargo Bank, National Association as Administrative Agent (Wells Fargo), JPMorgan Chase Bank, N.A., as Syndication Agent, and HSBC Bank USA, National Association, as Documentation Agent (the Credit Agreement). The Company is required to pay a commitment fee on a quarterly basis, based on the Company’s leverage ratio, of between 0.15% and 0.25% of the amount of the Facility. Any borrowings are made on an unsecured basis and bear interest at the Company’s option, either at (a) a fluctuating interest rate equal to the highest of Wells Fargo’s prime rate, 0.50 percent above the Federal funds rate or the one-month Eurodollar rate plus 1%, or (b) the Eurodollar rate for the applicable interest period as defined in the Credit Agreement, which is generally a periodic rate equal to LIBOR, in each case plus an applicable margin that depends on the Company’s consolidated debt to consolidated adjusted EBITDA (as determined pursuant to the Credit Agreement, “leverage ratio”). The Company may draw on the Facility for general corporate purposes. The Facility will expire on July 1, 2020, unless the Company and the banks agree to extend the term. Any outstanding borrowings must be repaid on or prior to the final termination date. The Credit Agreement contains terms and conditions, including remedies in the event of a default by the Company, typical of facilities of this type and requires the Company to maintain a leverage ratio of not greater than 3.5 to 1.0 and a consolidated interest coverage ratio of at least 3.5 to 1.0 based upon the ratio of consolidated adjusted EBITDA to consolidated interest expense as determined pursuant to the Credit Agreement. As of December 31, 2016, the Company is in compliance with all financial covenants.
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
During 2016 and 2015, the Company had average borrowings outstanding of approximately $443.9 million and $428.0 million, respectively, at average annual interest rates of approximately 6.7% and 7.1%, respectively. The Company incurred net interest expense of $32.3 million, $30.7 million and $33.4 million during 2016, 2015 and 2014, respectively. Included in interest expense for the year ended December 31, 2016, is a $2.7 million charge to adjust the fair value of the Company's mandatorily redeemable noncontrolling interest (see Note 7). The fair value of the mandatorily redeemable noncontrolling interest is based on an EBITDA multiple, adjusted for working capital and other items, which approximates fair value (Level 3 fair value assessment).
At December 31, 2016 and 2015, the fair value of the Company’s 7.25% unsecured notes, based on quoted market prices (Level 2 fair value assessment), totaled $438.7 million and $436.6 million, respectively, compared with the carrying amount of $399.1 million and $398.6 million. The carrying value of the Company’s other unsecured debt at December 31, 2016, approximates fair value.

11.	FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	As of December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market investments(1)	$—	$435,258	$—	$435,258
Commercial paper(2)	49,882	—	—	49,882
Marketable equity securities(3)	424,229	—	—	424,229
Other current investments(4)	6,957	17,055	—	24,012
Total Financial Assets	$481,068	$452,313	$—	$933,381
Liabilities
Deferred compensation plan liabilities(5)	$—	$46,300	$—	$46,300
Interest rate swap(6)	—	365	—	365
Mandatorily redeemable noncontrolling interest(7)	—	—	12,584	12,584
Total Financial Liabilities	$—	$46,665	$12,584	$59,249

	As of December 31, 2015
(in thousands)	Level 1	Level 2	Total
Assets
Money market investments(1)	$—	$433,040	$433,040
Marketable equity securities(3)	350,563	—	350,563
Other current investments(4)	12,822	16,060	28,882
Total Financial Assets	$363,385	$449,100	$812,485
Liabilities
Deferred compensation plan liabilities(5)	$—	$48,055	$48,055
____________

(1)	The Company’s money market investments are included in cash, cash equivalents and restricted cash.

(2)	The Company’s commercial paper investments with original maturities of three months or less are included in cash and cash equivalents.

(3)	The Company’s investments in marketable equity securities are classified as available-for-sale.

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
For the year ended December 31, 2016, the Company recorded impairment charges totaling $27.0 million to its cost method investment relating to a preferred equity interest in a vocational school company due to a decline in business conditions. The measurement of the preferred equity interest is classified as a Level 3 fair value assessment due to the significance of unobservable inputs developed in the determination of the fair value. The Company used a discounted cash flow model to determine the estimated fair value of the preferred equity interest and made estimates and assumption regarding future cash flows, discount rates, long-term growth rates and market values to determine the estimated fair value.
For the year ended December 31, 2016, the Company recorded goodwill impairment charges of $1.6 million. For the year ended December 31, 2015, the Company recorded goodwill and other long-lived assets impairment charges of $259.7 million. For the year ended December 31, 2014, the Company recorded an intangible and other long-lived assets impairment charge of $25.1 million, of which $7.8 million is reported in discontinued operations (see Notes 2 and 8). The remeasurement of the goodwill and other long-lived assets is classified as a Level 3 fair value assessment due to the significance of unobservable inputs developed in the determination of the fair value. The Company used a discounted cash flow model to determine the estimated fair value of the reporting unit. A market value approach was also utilized to supplement the discounted cash flow model. The Company made estimates and assumptions regarding future cash flows, discount rates, long-term growth rates and market values to determine the reporting unit’s estimated fair value.

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
Capital Stock.  Each share of Class A common stock and Class B common stock participates equally in dividends. The Class B stock has limited voting rights and as a class has the right to elect 30% of the Board of Directors; the Class A stock has unlimited voting rights, including the right to elect a majority of the Board of Directors. In 2015, the Company’s Class A shareholders converted 10,822, or 1%, of the Class A shares of the Company to an equal number of Class B shares. The conversions had no impact on the voting rights of the Class A and Class B common stock. There were no conversions in 2016.
During 2016 and 2015, the Company purchased a total of 229,498 and 46,226 shares, respectively, of its Class B common stock at a cost of approximately $108.9 million and $23.0 million, respectively. As part of the exchange transaction with Berkshire in 2014, the Company acquired 1,620,190 shares of its Class B common stock at a cost of approximately $1,165.4 million. On May 14, 2015, the Board of Directors authorized the Company to acquire up to 500,000 shares of its Class B common stock. The Company did not announce a ceiling price or time limit for the purchases. The authorization included 159,219 shares that remained under the previous authorization. At December 31, 2016, the Company had remaining authorization from the Board of Directors to purchase up to 224,276 shares of Class B common stock. Shares acquired as part of the exchange transaction received separate authorization by the Company’s Board of Directors.
Stock Awards. In 2012, the Company adopted an incentive compensation plan (the 2012 Plan), which, among other provisions, authorizes the awarding of Class B common stock to key employees in the form of stock awards, stock options and other awards involving the actual transfer of shares. All stock awards, stock options and other awards involving the actual transfer of shares issued subsequent to the adoption of this plan are covered under this incentive compensation plan. Stock awards made under the 2012 Plan are primarily subject to the general restriction that stock awarded to a participant will be forfeited and revert to Company ownership if the participant’s employment terminates before the end of a specified period of service to the Company. Some of the awards are also subject to performance conditions and will be forfeited and revert to Company ownership if the conditions are not met. As a result of the Cable ONE spin-off, the number of Class B common stock authorized for issuance under the 2012 Plan was increased from 500,000 shares to 772,588 shares. The individual award limit under the 2012 Plan was also increased from 50,000 shares to 77,258 shares per calendar year. At December 31, 2016, there were 617,326 shares reserved for issuance under the 2012 incentive compensation plan. Of this number, 171,156 shares were subject to stock awards and stock options outstanding and 446,170 shares were available for future awards.
Activity related to stock awards under the 2012 incentive compensation plan for the year ended December 31, 2016 was as follows:

	Number of Shares	Average Grant-Date Fair Value
Beginning of year, unvested	81,475	$637.70
Awarded	1,291	872.36
Vested	(11,366)	565.79
Forfeited	(4,175)	625.04
End of Year, Unvested	67,225	655.15
In connection with the spin-off of Cable ONE, the Company modified the terms of 10,830 restricted stock awards in the second quarter of 2015 affecting 21 Cable ONE employees. The modification resulted in the acceleration of the vesting period of 6,324 restricted stock awards and the forfeiture of 4,506 restricted stock awards. The Company recorded incremental stock compensation expense, net of forfeitures, in the second quarter of 2015 amounting to $3.7 million, which is reflected in discontinued operations in the Company’s consolidated financial statements. The spin-off also resulted in a modification of some of the Company’s outstanding restricted stock awards. The holders of restricted stock awards received Cable ONE restricted common stock, on a pro rata basis, as part of the distribution. The modification of the restricted stock awards resulted in an estimated incremental stock compensation expense of $3.0 million that is being recognized over the remaining service periods of the unvested restricted stock awards through the end of 2018.
In the fourth quarter of 2015, the Company also modified the terms of an additional 9,800 restricted stock awards affecting one now former employee. The modification resulted in the acceleration of the vesting period of 9,412 restricted stock awards and the forfeiture of 388 restricted stock awards. As a result, the Company recorded incremental stock compensation expense, net of forfeitures, of $6.0 million.
For the share awards outstanding at December 31, 2016, the aforementioned restriction will lapse in 2017 for 28,200 shares, in 2018 for 14,225 shares, in 2019 for 24,550 shares and in 2020 for 250 shares. Also, in early 2017, the Company issued stock awards of 15,150 shares. Stock-based compensation costs resulting from Company stock awards were $11.0 million, $25.3 million and $15.4 million in 2016, 2015 and 2014, respectively.
As of December 31, 2016, there was $11.9 million of total unrecognized compensation expense related to these awards. That cost is expected to be recognized on a straight-line basis over a weighted average period of 0.9 years.
Stock Options.  The Company’s 2003 employee stock option plan reserves 1,900,000 shares of the Company’s Class B common stock for options to be granted under the plan. The purchase price of the shares covered by an option cannot be less than the fair value on the grant date. Options generally vest over four years and have a maximum term of ten years. At December 31, 2016, there were 83,065 shares reserved for issuance under this stock option plan, which were all subject to options outstanding.
Stock options granted under the 2012 Plan cannot be less than the fair value on the grant date, generally vest over four years and have a maximum term of ten years. In 2015 and 2014, grants were issued which vest over six years.
Activity related to options outstanding for the year ended December 31, 2016 was as follows:

	Number of Shares	Average Option Price
Beginning of year	191,722	$552.00
Granted	—	—
Exercised	(4,726)	250.29
Expired or forfeited	—	—
End of Year	186,996	559.62
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
Of the shares covered by options outstanding at the end of 2016, 114,872 are now exercisable; 17,000 will become exercisable in 2017; 17,000 will become exercisable in 2018; 17,000 will become exercisable in 2019; 17,000 will become exercisable in 2020; and 4,124 will become exercisable in 2021. For 2016, 2015 and 2014, the Company recorded expense of $2.4 million, $22.9 million and $2.7 million related to stock options, respectively. Information related to stock options outstanding and exercisable at December 31, 2016, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding at 12/31/2016	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable at 12/31/2016	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$244–284	4,648	4.4	$261.18	4,648	4.4	$261.18
325	77,258	4.1	325.26	77,258	4.1	325.26
422	3,090	1.4	421.91	3,090	1.4	421.91
719	77,258	7.8	719.15	25,753	7.8	719.15
805–872	24,742	8.9	866.58	4,123	8.9	866.58
	186,996	6.3	559.62	114,872	5.1	433.00
At December 31, 2016, the intrinsic value for all options outstanding, exercisable and unvested was $15.9 million, $15.9 million and $0.0 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of the Company’s stock was $511.95 at December 31, 2016. At December 31, 2016, there were 72,124 unvested options related to this plan with an average exercise price of $761.30 and a weighted average remaining contractual term of 8.1 years. At December 31, 2015, there were 89,896 unvested options with an average exercise price of $755.65 and a weighted average remaining contractual term of 9.1 years.
As of December 31, 2016, total unrecognized stock-based compensation expense related to stock options was $8.2 million, which is expected to be recognized on a straight-line basis over a weighted average period of approximately 4.2 years. There were 4,726 options exercised during 2016. The total intrinsic value of options exercised during 2016 was $1.2 million; a tax benefit from these stock option exercises of $0.5 million was realized. There were 40,527 options exercised during 2015. The total intrinsic value of options exercised during 2015 was $19.5 million; a tax benefit from these stock option exercises of $7.8 million was realized. There were 19,125 options exercised during 2014. The total intrinsic value of options exercised during 2014 was $6.7 million; a tax benefit from these option exercises of $2.7 million was realized.
During 2015 and 2014, the Company granted 24,742 and 50,000 (adjusted to 77,258 post Cable ONE spin-off) options at an exercise price above the fair market value of its common stock at the date of grant, respectively. All other options granted during 2015 and 2014 were at an exercise price equal to the fair market value of the Company’s common stock at the date of grant. The weighted average grant-date fair value of options granted during 2015 and 2014 was $155.00 and $178.95, respectively. No options were granted during 2016.
The fair value of options at date of grant was estimated using the Black-Scholes method utilizing the following assumptions:

	2015	2014
Expected life (years)	7–8	7–8
Interest rate	1.88%–2.17%	2.15%–2.45%
Volatility	31.59%–32.69%	30.75%–32.10%
Dividend yield	0.81%–1.18%	1.30%–1.54%
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
At December 31, 2016, a Kaplan senior manager holds 7,206 Kaplan restricted shares. The fair value of Kaplan’s common stock is determined by the Company’s compensation committee of the Board of Directors, and in January 2017, the committee set the fair value price at $1,327 per share. During 2015, 2,500 options were awarded to a Kaplan senior manager at a price of $1,180 that would have vested over a four-year period. No options were awarded during 2016 and 2014; no options were exercised during 2016, 2015 or 2014; and due to 2015 forfeitures, there were no options outstanding at December 31, 2016.
Kaplan recorded stock compensation expense of $0.6 million and $0.9 million in 2016 and 2014, respectively, and a credit of $1.8 million in 2015. At December 31, 2016, the Company’s accrual balance related to the Kaplan restricted shares totaled $9.6 million. There were no payouts in 2016, 2015 or 2014.
Earnings (Loss) Per Share.  The Company’s unvested restricted stock awards contain nonforfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. The diluted earnings per share computed under the two-class method is lower than the diluted earnings per share computed under the treasury stock method, resulting in the presentation of the lower amount in diluted earnings per share. The computation of earnings per share under the two-class method excludes the income attributable to the unvested restricted stock awards from the numerator and excludes the dilutive impact of those underlying shares from the denominator.

The following reflects the Company’s income from continuing operations and share data used in the basic and diluted earnings (loss) per share computations using the two-class method:

	Year Ended December 31
(in thousands, except per share amounts)	2016	2015	2014
Numerator:
Numerator for basic earnings (loss) per share:
Income (loss) from continuing operations attributable to Graham Holdings Company common stockholders	$168,590	$(143,456)	$765,139
Less: Dividends paid–common stock outstanding and unvested restricted shares	(27,325)	(53,090)	(67,267)
Undistributed earnings (losses)	141,265	(196,546)	697,872
Percent allocated to common stockholders (1)	98.79%	100.00%	97.98%
	139,562	(196,546)	683,780
Add: Dividends paid–common stock outstanding	26,962	52,050	66,012
Numerator for basic earnings (loss) per share	166,524	(144,496)	749,792
Add: Additional undistributed earnings due to dilutive stock options	9	—	64
Numerator for diluted earnings (loss) per share	$166,533	$(144,496)	$749,856
Denominator:
Denominator for basic earnings (loss) per share:
Weighted average shares outstanding	5,559	5,727	6,470
Add: Effect of dilutive stock options	30	—	27
Denominator for diluted earnings (loss) per share	5,589	5,727	6,497
Graham Holdings Company Common Stockholders:
Basic earnings (loss) per share from continuing operations	$29.95	$(25.23)	$115.88
Diluted earnings (loss) per share from continuing operations	$29.80	$(25.23)	$115.40
____________

(1)	Percent of undistributed losses allocated to common stockholders is 100% in 2015 as participating securities are not contractually obligated to share in losses.
Diluted earnings (loss) per share excludes the following weighted average potential common shares, as the effect would be antidilutive, as computed under the treasury stock method:

	Year Ended December 31
(in thousands)	2016	2015	2014
Weighted average restricted stock	40	52	62
Weighted average stock options	—	39	—
The 2016, 2015 and 2014 diluted earnings (loss) per share amounts exclude the effects of 102,000, 102,000 and 52,000 stock options outstanding, respectively, as their inclusion would have been antidilutive due to a market condition. The 2016, 2015 and 2014 diluted earnings (loss) per share amounts also exclude the effects of 5,450, 6,250 and 5,175 restricted stock awards, respectively, as their inclusion would have been antidilutive due to a performance condition.
In 2016, 2015 and 2014, the Company declared regular dividends totaling $4.84, $9.10 and $10.20 per share, respectively.

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
In the fourth quarter of 2016, the Company offered certain terminated participants with a vested pension benefit an opportunity to take their benefits in the form of a lump sum or an annuity. Most of the participants that elected a lump sum benefit under the program were paid in December 2016. Additional lump sum payments are scheduled to be paid in early 2017. The Company recorded an $18.0 million settlement gain related to the bulk lump sum pension program offering.
In the fourth quarter of 2015, the Company recorded $0.9 million related to a Special Incentive Program for certain Corporate employees, which was funded from the assets of the Company’s pension plan. In the third quarter of 2015, the Company recorded $3.7 million related to a Special Incentive Program for certain Kaplan employees, which was funded from the assets of the Company’s pension plan.
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
The following table sets forth obligation, asset and funding information for the Company’s defined benefit pension plans:

	Pension Plans
	As of December 31
(in thousands)	2016	2015
Change in Benefit Obligation
Benefit obligation at beginning of year	$1,254,298	$1,317,480
Service cost	20,461	26,294
Interest cost	51,608	52,613
Amendments	—	4,606
Actuarial gain	(32,203)	(57,834)
Benefits paid	(60,076)	(85,542)
Curtailment	—	(3,319)
Settlement	(73,191)	—
Benefit Obligation at End of Year	$1,160,897	$1,254,298
Change in Plan Assets
Fair value of assets at beginning of year	$2,234,268	$2,469,968
Actual return on plan assets	(58,511)	(150,158)
Benefits paid	(60,076)	(85,542)
Settlement	(73,191)	—
Fair Value of Assets at End of Year	$2,042,490	$2,234,268
Funded Status	$881,593	$979,970

	SERP
	As of December 31
(in thousands)	2016	2015
Change in Benefit Obligation
Benefit obligation at beginning of year	$105,004	$116,083
Service cost	985	1,946
Interest cost	4,384	4,550
Actuarial loss (gain)	1,120	(6,544)
Benefits paid	(4,967)	(6,083)
Curtailment	—	(4,948)
Benefit Obligation at End of Year	$106,526	$105,004
Change in Plan Assets
Fair value of assets at beginning of year	$—	$—
Employer contributions	4,967	6,083
Benefits paid	(4,967)	(6,083)
Fair Value of Assets at End of Year	$—	$—
Funded Status	$(106,526)	$(105,004)
The accumulated benefit obligation for the Company’s pension plans at December 31, 2016 and 2015, was $1,137.9 million and $1,219.7 million, respectively. The accumulated benefit obligation for the Company’s SERP at December 31, 2016 and 2015, was $103.0 million and $102.5 million, respectively. The amounts recognized in the Company’s Consolidated Balance Sheets for its defined benefit pension plans are as follows:

	Pension Plans		SERP
	As of December 31		As of December 31
(in thousands)	2016	2015	2016	2015
Noncurrent asset	$881,593	$979,970	$—	$—
Current liability	—	—	(5,580)	(5,442)
Noncurrent liability	—	—	(100,946)	(99,562)
Recognized Asset (Liability)	$881,593	$979,970	$(106,526)	$(105,004)
Key assumptions utilized for determining the benefit obligation are as follows:

	Pension Plans		SERP
	As of December 31		As of December 31
	2016	2015	2016	2015
Discount rate	4.1%	4.3%	4.1%	4.3%
Rate of compensation increase	Graded (5.00%–1.00%)	4.0%	Graded (5.00%–1.00%)	4.0%
The Company made no contributions to its pension plans in 2016, 2015 and 2014, and the Company does not expect to make any contributions in 2017. The Company made contributions to its SERP of $5.0 million and $6.1 million for the years ended December 31, 2016 and 2015, respectively. As the plan is unfunded, the Company makes contributions to the SERP based on actual benefit payments.
At December 31, 2016, future estimated benefit payments, excluding charges for early retirement programs, are as follows:

(in thousands)	Pension Plans	SERP
2017	$68,782	$5,693
2018	$69,704	$5,820
2019	$69,465	$6,232
2020	$69,933	$6,327
2021	$70,122	$6,429
2022–2026	$350,228	$34,061

The total cost (benefit) arising from the Company’s defined benefit pension plans, including the portion included in discontinued operations, consists of the following components:

	Pension Plans
	Year Ended December 31
(in thousands)	2016	2015	2014
Service cost	$20,461	$26,294	$27,792
Interest cost	51,608	52,613	51,825
Expected return on assets	(121,470)	(130,571)	(120,472)
Amortization of prior service cost	297	320	329
Recognized actuarial gain	—	(11,925)	(28,880)
Net Periodic Benefit for the Year	(49,104)	(63,269)	(69,406)
Curtailment	—	(3,267)	—
Settlement	(17,993)	—	—
Early retirement programs and special separation benefit expense	—	4,606	8,374
Total Benefit for the Year	$(67,097)	$(61,930)	$(61,032)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Current year actuarial loss	$147,779	$222,894	$125,866
Amortization of prior service cost	(297)	(320)	(329)
Recognized net actuarial gain	—	11,925	28,880
Curtailment and settlement	17,993	(51)	(368)
Total Recognized in Other Comprehensive Income (Before Tax Effects)	$165,475	$234,448	$154,049
Total Recognized in Total Benefit and Other Comprehensive Income (Before Tax Effects)	$98,378	$172,518	$93,017

	SERP
	Year Ended December 31
(in thousands)	2016	2015	2014
Service cost	$985	$1,946	$1,493
Interest cost	4,384	4,550	4,397
Amortization of prior service cost	457	457	47
Recognized actuarial loss	2,659	3,015	1,544
Net Periodic Cost for the Year	8,485	9,968	7,481
Special separation benefit expense	—	—	2,422
Total Cost for the Year	$8,485	$9,968	$9,903
Other Changes in Benefit Obligations Recognized in Other Comprehensive Income
Current year actuarial loss (gain)	$1,120	$(6,544)	$19,168
Current year prior service cost	—	—	1,600
Amortization of prior service cost	(457)	(457)	(47)
Recognized net actuarial loss	(2,659)	(3,015)	(1,544)
Curtailment and settlement	—	(834)	—
Total Recognized in Other Comprehensive Income (Before Tax Effects)	$(1,996)	$(10,850)	$19,177
Total Recognized in Total Cost and Other Comprehensive Income (Before Tax Effects)	$6,489	$(882)	$29,080
The net periodic benefit for the Company’s pension plans, as reported above, includes pension cost of $1.9 million and $3.7 million reported in discontinued operations for 2015 and 2014, respectively. The net periodic cost for the Company’s SERP, as reported above, includes cost of $0.2 million and $0.5 million reported in discontinued operations for 2015 and 2014, respectively. The curtailment gain of $2.2 million related to the Cable ONE spin-off is also included in discontinued operations for 2015. The curtailment gain of $1.1 million related to the sale of the KHE Campuses business is included in other (expense) income, net.

The costs for the Company’s defined benefit pension plans are actuarially determined. Below are the key assumptions utilized to determine periodic cost:

	Pension Plans			SERP
	Year Ended December 31			Year Ended December 31
	2016	2015	2014	2016	2015	2014
Discount rate (1)	4.3%	4.4%/4.0%	4.8%	4.3%	4.4%/4.0%	4.8%
Expected return on plan assets	6.5%	6.5%	6.5%	—	—	—
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%	4.0%	4.0%
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

Accumulated other comprehensive income (AOCI) includes the following components of unrecognized net periodic cost for the defined benefit plans:

	Pension Plans		SERP
	As of December 31		As of December 31
(in thousands)	2016	2015	2016	2015
Unrecognized actuarial (gain) loss	$(285,304)	$(451,076)	$24,958	$26,497
Unrecognized prior service cost	365	662	775	1,232
Gross Amount	(284,939)	(450,414)	25,733	27,729
Deferred tax liability (asset)	113,976	180,166	(10,293)	(11,091)
Net Amount	$(170,963)	$(270,248)	$15,440	$16,638
During 2017, the Company expects to recognize the following amortization components of net periodic cost for the defined benefit plans:

	2017
(in thousands)	Pension Plans	SERP
Actuarial (gain) loss recognition	$(5,161)	$1,827
Prior service cost recognition	$156	$457
Defined Benefit Plan Assets.  The Company’s defined benefit pension obligations are funded by a portfolio made up of a U.S. stock index fund, a relatively small number of stocks and high-quality fixed-income securities that are held by a third-party trustee. The assets of the Company’s pension plans were allocated as follows:

	As of December 31
	2016	2015
U.S. equities	53%	62%
U.S. stock index fund	30%	—%
U.S. fixed income	11%	13%
International equities	6%	25%
	100%	100%
Beginning in the second quarter of 2016, the Company started managing approximately 44% of the pension assets internally, of which the majority is invested in a U.S. stock index fund with the remaining investments in Berkshire Hathaway stock and short-term income securities. The remaining 56% of plan assets are still managed by two investment companies. The goal of the investment managers is to produce moderate long-term growth in the value of these assets, while protecting them against large decreases in value. Both investment managers may invest in a combination of equity and fixed-income securities and cash. The managers are not permitted to invest in securities of the Company or in alternative investments. The investment managers cannot invest more than 20% of the assets at the time of purchase in the stock of Berkshire Hathaway or more than 10% of the assets in the securities of any other single issuer, except for obligations of the U.S. Government, without receiving prior approval by the Plan administrator. As of December 31, 2016, the investment managers can invest no more than 23% of the assets they manage in specified international exchanges, at the time the investment is made, and no less than 10% of the assets could be invested in fixed-income securities.
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

The Company evaluated its defined benefit pension plan asset portfolio for the existence of significant concentrations (defined as greater than 10% of plan assets) of credit risk as of December 31, 2016. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country and individual fund. At December 31, 2016, the pension plan held investments in one common stock and one U.S. stock index fund that exceeded 10% of total plan assets valued at $978.8 million, or approximately 48% of total plan assets. At December 31, 2015, the pension plan held common stock in two investments that exceeded 10% of total plan assets, valued at $562.6 million, or 25% of total plan assets. At December 31, 2015, the pension plan held investments in one foreign country that exceeded 10% of total plan assets, valued at $332.4 million, or 15% of total plan assets.
The Company’s pension plan assets measured at fair value on a recurring basis were as follows:

	As of December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents and other short-term investments	$61,438	$162,010	$—	$223,448
Equity securities
U.S. equities	1,074,528	—	—	1,074,528
International equities	120,735	—	—	120,735
U.S. stock index fund	—	—	622,865	622,865
Total Investments	$1,256,701	$162,010	$622,865	$2,041,576
Receivables				914
Total				$2,042,490

	As of December 31, 2015
(in thousands)	Level 1	Level 2	Total
Cash equivalents and other short-term investments	$256,364	$33,909	$290,273
Equity securities
U.S. equities	1,378,158	—	1,378,158
International equities	564,263	—	564,263
Total Investments	$2,198,785	$33,909	$2,232,694
Receivables			1,574
Total			$2,234,268
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
U.S. stock index fund. This fund consists of investments held in a diversified mix of securities (U.S. and international stocks, and fixed income securities) and a combination of other collective funds that together are designed to track the performance of the S&P 500 Index. The fund is valued using the net asset value (NAV) provided by the administrator of the fund and reviewed by the Company. The NAV is based on the value of the underlying assets owned by the fund, minus liabilities and divided by the number of units outstanding. The investment in this fund may be redeemed daily, subjected to the restrictions of the fund. This investment is classified as Level 3 in the valuation hierarchy.

The following table provides a reconciliation of changes in pension assets measured at fair value on a recurring basis, using Level 3 inputs:

(in thousands)	U.S. stock index fund
Balance at December 31, 2015	$—
Acquisitions	574,000
Actual return on plan assets:
Gains relating to assets still held at year-end	48,865
Balance at December 31, 2016	$622,865
Other Postretirement Plans.  The following table sets forth obligation, asset and funding information for the Company’s other postretirement plans:

	Postretirement Plans
	As of December 31
(in thousands)	2016	2015
Change in Benefit Obligation
Benefit obligation at beginning of year	$37,391	$41,957
Service cost	1,386	1,331
Interest cost	1,230	1,299
Actuarial gain	(14,984)	(5,296)
Benefits paid, net of Medicare subsidy	(852)	(1,900)
Benefit Obligation at End of Year	$24,171	$37,391
Change in Plan Assets
Fair value of assets at beginning of year	$—	$—
Employer contributions	852	1,900
Benefits paid, net of Medicare subsidy	(852)	(1,900)
Fair Value of Assets at End of Year	$—	$—
Funded Status	$(24,171)	$(37,391)
The amounts recognized in the Company’s Consolidated Balance Sheets for its other postretirement plans are as follows:

	Postretirement Plans
	As of December 31
(in thousands)	2016	2015
Current liability	$(2,312)	$(3,444)
Noncurrent liability	(21,859)	(33,947)
Recognized Liability	$(24,171)	$(37,391)
The discount rates utilized for determining the benefit obligation at December 31, 2016 and 2015, for the postretirement plans were 3.31% and 3.45%, respectively. The assumed health care cost trend rate used in measuring the postretirement benefit obligation at December 31, 2016, was 7.15% for pre-age 65, decreasing to 4.5% in the year 2025 and thereafter. The assumed health care cost trend rate used in measuring the postretirement benefit obligation at December 31, 2016, was 8.65% for post-age 65, decreasing to 4.5% in the year 2025 and thereafter.
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A change of one percentage point in the assumed health care cost trend rates would have the following effects:

	1%	1%
(in thousands)	Increase	Decrease
Benefit obligation at end of year	$1,330	$(1,220)
Service cost plus interest cost	$165	$(148)
The Company made contributions to its postretirement benefit plans of $0.9 million and $1.9 million for the years ended December 31, 2016 and 2015, respectively. As the plans are unfunded, the Company makes contributions to its postretirement plans based on actual benefit payments.

At December 31, 2016, future estimated benefit payments are as follows:

(in thousands)	Postretirement Plans
2017	$2,312
2018	$2,240
2019	$2,199
2020	$2,319
2021	$2,277
2022–2026	$10,725
The total (benefit) cost arising from the Company’s other postretirement plans consists of the following components:

	Postretirement Plans
	Year Ended December 31
(in thousands)	2016	2015	2014
Service cost	$1,386	$1,331	$1,500
Interest cost	1,230	1,299	1,448
Amortization of prior service credit	(335)	(502)	(783)
Recognized actuarial gain	(1,502)	(996)	(2,076)
Net Periodic Cost	779	1,132	89
Curtailment	—	—	(1,292)
Total Cost (Benefit) for the Year	$779	$1,132	$(1,203)
Other Changes in Benefit Obligations Recognized in Other Comprehensive Income
Current year actuarial (gain) loss	$(14,984)	$(5,296)	$4,448
Amortization of prior service credit	335	502	783
Recognized actuarial gain	1,502	996	2,076
Curtailment and settlement	—	—	360
Total Recognized in Other Comprehensive Income (Before Tax Effects)	$(13,147)	$(3,798)	$7,667
Total Recognized in (Benefit) Cost and Other Comprehensive Income (Before Tax Effects)	$(12,368)	$(2,666)	$6,464
The Company recorded a curtailment gain of $1.3 million in the fourth quarter of 2014 in connection with the exchange of WPLG, and the Separation Incentive Program and VRIP offered to certain Corporate employees.
The costs for the Company’s postretirement plans are actuarially determined. The discount rates utilized to determine periodic cost for the years ended December 31, 2016, 2015 and 2014, were 3.45%, 3.25% and 3.80%, respectively. AOCI included the following components of unrecognized net periodic benefit for the postretirement plans:

	As of December 31
(in thousands)	2016	2015
Unrecognized actuarial gain	$(25,186)	$(11,704)
Unrecognized prior service credit	(326)	(661)
Gross Amount	(25,512)	(12,365)
Deferred tax liability	10,205	4,946
Net Amount	$(15,307)	$(7,419)
During 2017, the Company expects to recognize the following amortization components of net periodic cost for the other postretirement plans:

(in thousands)	2017
Actuarial gain recognition	$(3,953)
Prior service credit recognition	$(291)
Multiemployer Pension Plans.  In 2016, 2015 and 2014, the Company contributed to one multiemployer defined benefit pension plan under the terms of a collective-bargaining agreement that covered certain union-represented employees. The Company’s total contributions to all multiemployer pension plans amounted to $0.1 million in each year for 2016, 2015 and 2014.
Savings Plans.  The Company recorded expense associated with retirement benefits provided under incentive savings plans (primarily 401(k) plans) of approximately $7.5 million in 2016, $7.6 million in 2015 and $8.6 million in 2014.

15.	OTHER NON-OPERATING (EXPENSE) INCOME
A summary of non-operating (expense) income is as follows:

	Year Ended December 31
(in thousands)	2016	2015	2014
Gain on sale of property, plant and equipment	$34,072	$21,379	$127,670
Foreign currency losses, net	(39,890)	(15,564)	(11,129)
Net losses on sales or write-downs of cost method investments	(28,571)	(1,124)	(94)
Net gain (losses) on sales of businesses	18,931	(23,335)	—
Gain on formation of a joint venture	3,232	5,972	—
Gain on sale of Classified Ventures	—	4,827	396,553
Gain on Berkshire marketable equity securities exchange	—	—	266,733
Net losses on sales or write-down of marketable equity securities	(1,791)	(14)	(3,044)
Other, net	1,375	(764)	1,321
Total Other Non-Operating (Expense) Income	$(12,642)	$(8,623)	$778,010
In the third quarter of 2016, the Company recorded an impairment of $15.0 million to the preferred equity interest in a vocational school company. In the fourth quarter of 2016, an additional $12.0 million impairment was recorded.
In the second quarter of 2016, the Company sold the remaining portion of the Robinson Terminal real estate retained from the sale of the Publishing Subsidiaries, for a gain of $34.1 million.
In June 2016, Residential contributed assets to a joint venture entered into with a Michigan hospital in exchange for a 40% equity interest and other assets, resulting in a $3.2 million gain (see Note 7). The Company used an income and market approach to value the equity interest. The measurement of the equity interest in the joint venture is classified as a Level 3 fair value assessment due to the significance of unobservable inputs developed in the determination of the fair value.
In the first quarter of 2016, Kaplan sold Colloquy, which was part of Kaplan corporate and other, for a gain of $18.9 million.
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

16.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The other comprehensive loss consists of the following components:

	Year Ended December 31, 2016
	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the year	$(22,149)	$—	$(22,149)
Unrealized gains on available-for-sale securities:
Unrealized gains for the year	55,507	(22,203)	33,304
Reclassification adjustment for net realized loss on sale of available-for-sale securities included in net income	1,879	(752)	1,127
	57,386	(22,955)	34,431
Pension and other postretirement plans:
Actuarial loss	(133,915)	53,566	(80,349)
Amortization of net actuarial loss included in net income	1,157	(463)	694
Amortization of net prior service cost included in net income	419	(167)	252
Curtailments and settlements included in net income	(17,993)	7,197	(10,796)
	(150,332)	60,133	(90,199)
Cash flow hedge:
Loss for the year	(334)	57	(277)
Other Comprehensive Loss	$(115,429)	$37,235	$(78,194)

	Year Ended December 31, 2015
	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the year	$(18,898)	$—	$(18,898)
Adjustment for sales of businesses with foreign operations	5,501	—	5,501
	(13,397)	—	(13,397)
Unrealized gains on available-for-sale securities:
Unrealized gains for the year	10,620	(4,248)	6,372
Reclassification adjustment for realized gain on sale of available-for-sale securities included in net income	(4)	2	(2)
	10,616	(4,246)	6,370
Pension and other postretirement plans:
Actuarial loss	(211,054)	84,421	(126,633)
Amortization of net actuarial gain included in net income	(9,906)	3,962	(5,944)
Amortization of net prior service cost included in net income	275	(110)	165
Curtailments and settlements included in net income	51	(21)	30
Curtailments and settlements included in distribution to Cable ONE	834	(333)	501
	(219,800)	87,919	(131,881)
Cash flow hedge:
Gain for the year	179	(71)	108
Other Comprehensive Loss	$(222,402)	$83,602	$(138,800)

	Year Ended December 31, 2014
	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the year	$(16,061)	$—	$(16,061)
Adjustment for sales of businesses with foreign operations	(404)	—	(404)
	(16,465)	—	(16,465)
Unrealized gains on available-for-sale securities:
Unrealized gains for the year	62,719	(25,088)	37,631
Reclassification adjustment for realization of (gain) loss on exchange, sale or write-down of available-for-sale securities included in net income	(265,274)	106,110	(159,164)
	(202,555)	81,022	(121,533)
Pension and other postretirement plans:
Actuarial loss	(149,482)	59,792	(89,690)
Prior service cost	(1,600)	640	(960)
Amortization of net actuarial gain included in net income	(29,412)	11,765	(17,647)
Amortization of net prior service credit included in net income	(407)	163	(244)
Curtailments and settlements	8	(3)	5
	(180,893)	72,357	(108,536)
Cash flow hedge:
Gain for the year	867	(347)	520
Other Comprehensive Loss	$(399,046)	$153,032	$(246,014)
The accumulated balances related to each component of other comprehensive (loss) income are as follows:

(in thousands, net of taxes)	Cumulative Foreign Currency Translation Adjustment	Unrealized Gain on Available-for- Sale Securities	Unrealized Gain on Pensions and Other Postretirement Plans	Cash Flow Hedge	Accumulated Other Comprehensive Income
As of December 31, 2014	$8,548	$52,130	$392,910	$(108)	$453,480
Other comprehensive (loss) income before reclassifications	(18,898)	6,372	(126,132)	29	(138,629)
Net amount reclassified from accumulated other comprehensive income	5,501	(2)	(5,749)	79	(171)
Net other comprehensive (loss) income	(13,397)	6,370	(131,881)	108	(138,800)
As of December 31, 2015	(4,849)	58,500	261,029	—	314,680
Other comprehensive (loss) income before reclassifications	(22,149)	33,304	(80,349)	(290)	(69,484)
Net amount reclassified from accumulated other comprehensive income	—	1,127	(9,850)	13	(8,710)
Net other comprehensive (loss) income	(22,149)	34,431	(90,199)	(277)	(78,194)
As of December 31, 2016	$(26,998)	$92,931	$170,830	$(277)	$236,486

The amounts and line items of reclassifications out of Accumulated Other Comprehensive Income are as follows:

	Year Ended December 31			Affected Line Item in the Consolidated Statement of Operations
(in thousands)	2016	2015	2014
Foreign Currency Translation Adjustments:
Adjustment for sales of businesses with foreign operations	$—	$5,501	$(404)	(1)
Unrealized Gains on Available-for-Sale Securities:
Realized loss (gain) for the year	1,879	(4)	(265,274)	Other (expense) income, net
	(752)	2	106,110	(2)
	1,127	(2)	(159,164)	Net of tax
Pension and Other Postretirement Plans:
Amortization of net actuarial loss (gain)	1,157	(9,906)	(29,412)	(3)
Amortization of net prior service cost (credit)	419	275	(407)	(3)
Curtailment (gains) losses	(17,993)	51	—	(3)
	(16,417)	(9,580)	(29,819)	Before tax
	6,567	3,831	11,928	Provision for income taxes
	(9,850)	(5,749)	(17,891)	Net of tax
Cash Flow Hedge
	16	132	847	Interest expense
	(3)	(53)	(339)	Provision for income taxes
	13	79	508	Net of tax
Total reclassification for the year	$(8,710)	$(171)	$(176,951)	Net of tax
____________

(1)	The amount for 2015 was recorded in other (expense) income, net and the amount for 2014 was recorded in income from discontinued operations, net of tax.

(2)
The amounts for 2016 and 2015 were recorded in Provision for Income Taxes. Benefits of $1.2 million were recorded in Provision for Income Taxes related to the realized loss for the year ended December 31, 2014. The remaining $107.3 million for the year relates to the reversal of income taxes previously recorded on the unrealized gain of the Company’s investment in Berkshire Hathaway Inc. marketable securities as part of the Berkshire exchange transaction, which qualified as a tax-free distribution under IRC Section 355 and 361 (see Note 7).

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
At December 31, 2016, future minimum rental payments under noncancelable operating leases approximate the following:

(in thousands)
2017	$87,626
2018	84,525
2019	73,899
2020	65,592
2021	50,416
Thereafter	146,857
$508,915
Minimum payments have not been reduced by minimum sublease rentals of $93.0 million due in the future under noncancelable subleases.
Rent expense under operating leases, including a portion reported in discontinued operations, was approximately $86.9 million, $102.6 million and $105.5 million in 2016, 2015 and 2014, respectively. Sublease income was approximately $14.3 million, $6.7 million and $5.4 million in 2016, 2015 and 2014, respectively.
In connection with the sale of the KHE Campuses business, Kaplan is secondarily liable on a number of leases that were transferred to the buyer; the leases run through 2024 with commitments totaling approximately $51.3 million at December 31, 2016.
The Company’s broadcast subsidiaries are parties to certain agreements that commit them to purchase programming to be produced in future years. At December 31, 2016, such commitments amounted to approximately $16.4 million. If such programs are not produced, the Company’s commitment would expire without obligation.

18.	CONTINGENCIES
Litigation, Legal and Other Matters.  The Company and its subsidiaries are subject to complaints and administrative proceedings and are defendants in various civil lawsuits that have arisen in the ordinary course of their businesses, including contract disputes; actions alleging negligence, libel, invasion of privacy; trademark, copyright and patent infringement; U.S. False Claims Act (False Claims Act) violations; violations of applicable wage and hour laws; and statutory or common law claims involving current and former students and employees. Although the outcomes of the legal claims and proceedings against the Company cannot be predicted with certainty, based on currently available information, management believes that there are no existing claims or proceedings that are likely to have a material effect on the Company’s business, financial condition, results of operations or cash flows. Also, based on currently available information, management is of the opinion that the exposure to future material losses from existing legal and administrative proceedings is not reasonably possible, or that future material losses in excess of the amounts accrued are not reasonably possible.
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
On August 17, 2011, the U.S. District Court for the Southern District of Florida issued a series of rulings in the Diaz case, which included three separate complaints: Diaz, Wilcox and Gillespie. The court dismissed the Wilcox complaint in its entirety; dismissed all False Claims Act allegations in the Diaz complaint, leaving only an individual employment claim; and dismissed in part the Gillespie complaint, thereby limiting the scope and time frame of its False Claims Act allegations regarding compliance with the U.S. Federal Rehabilitation Act. On October 31, 2012, the court entered summary judgment in favor of the Company as to the sole remaining employment claim in the Diaz complaint. On July 16, 2013, the court likewise entered summary judgment in favor of the Company on all remaining claims in the Gillespie complaint. Diaz and Gillespie each appealed to the U.S. Court of Appeals for the Eleventh Judicial Circuit. Arguments on both appeals were heard on February 3, 2015. On March 11, 2015, the appellate court issued a decision affirming the lower court’s dismissal of all of Gillespie’s claims, however Gillespie continues to file challenges to the appellate decision. The appellate court also dismissed three of the four Diaz claims, but reversed and remanded on Diaz’s claim that incentive compensation for admissions representatives was improperly based solely on enrollment counts. Kaplan filed an answer to Diaz’s amended complaint on September 11, 2015. Kaplan filed a motion to dismiss Diaz's claims, and a hearing was held on December 17, 2015. On March 24, 2016, the Court denied the motion to dismiss. Discovery in the case closed in January 2017. Kaplan filed a motion for summary judgment on February 21, 2017. A trial, if needed, is scheduled for July 10, 2017.
On July 7, 2011, the U.S. District Court for the District of Nevada dismissed the Jajdelski complaint in its entirety and entered a final judgment in favor of Kaplan. On February 13, 2013, the U.S. Circuit Court for the Ninth Judicial

Circuit affirmed the dismissal in part and reversed the dismissal on one allegation under the False Claims Act relating to eligibility for Title IV funding based on claims of false attendance. The surviving claim was remanded to the District Court, where Kaplan was again granted summary judgment on March 9, 2015. Plaintiff has appealed this judgment and briefing is complete. Despite the sale of the nationally accredited Kaplan Higher Education Campuses business, Kaplan retains liability for these claims.
On December 22, 2014, a former student representative filed a purported class- and collective-action lawsuit in the U.S. District Court for the Northern District of Illinois, in which she asserts claims under the Illinois Minimum Wage Law and the Fair Labor Standards Act (Sharon Freeman v. Kaplan, Inc.). The plaintiff alleges that she and other law students who were student representatives, on their respective law school campuses, of Kaplan’s bar exam preparation business should have been classified as employees and paid minimum wage. The parties reached an agreement to settle this matter and in June the settlement was approved by the District Court.
On February 7, 2011, KHE received a Civil Investigative Demand from the Office of the Attorney General of the State of Illinois. The demand primarily sought information pertaining to Kaplan University’s online students who are residents of Illinois. KHE has cooperated with the Illinois Attorney General and provided the requested information. Although the matter is not technically closed and KHE may receive further requests for information from the Illinois Attorney General, there has been no such further correspondence over the past five years to date. The Company cannot predict the outcome of this inquiry.
On July 20, 2011, KHE received a subpoena from the Office of the Attorney General of the State of Delaware. The demand primarily sought information pertaining to Kaplan University’s online students and Kaplan Higher Education Campuses’ former students who are residents of Delaware. KHE has cooperated with the Delaware Attorney General and provided the information requested in the subpoena. Although the matter is not technically closed and KHE may receive further requests for information from the Delaware Attorney General, there has been no such further correspondence over the past five years to date. The Company cannot predict the outcome of this inquiry.
On January 16, 2012, prior to Kaplan’s sale of the Kidum Group in Israel, the Kidum Group received notice of a putative class action complaint against the Kidum Group’s Wall Street Institute business, alleging violations of Israeli consumer protection law in connection with certain enrollment and refund policies. Kaplan has continuing obligations to the purchaser under the terms of the agreement of sale. In January 2016, Israel’s Central District Court issued a ruling allowing the case to proceed as a class action. Plaintiffs filed an amended claim on May 3, 2016 in order to comply with the court’s class certification order. Kidum filed its statement of defense to the amended claim on September 15, 2016, and plaintiffs filed their reply on November 15, 2016. A pre-trial hearing was held on November 20, 2016 and discovery began in January. At this time, the Company cannot predict the outcome of this matter.
On September 30, 2016, a purported class-action lawsuit was filed against KHE and Education Corporation of America d/b/a Brightwood College, in Alameda County Superior Court, in Oakland, CA, by Donna Hillman alleging violations of California wage and hour laws as they apply to “adjunct” or part-time faculty. The complaint seeks a declaratory judgment that Kaplan violated the California Labor Code and an award of damages for allegedly unpaid wages, penalties under the California Labor Code, interest and attorney’s fees. A response and general denial was filed on November 2, 2016. KHE moved to transfer the venue to Sacramento, CA. Mediation has been set for March 7, 2017. At this time, the Company cannot predict the outcome of this matter.
On March 28, 2016, a purported class-action lawsuit was filed in the U.S. District Court for the Northern District of Illinois by Erin Fries, a physical therapist formerly employed by Residential, against Residential Home Health, LLC, Residential Home Health Illinois, LLC, and David Curtis. The complaint alleges violations of the FLSA and the Illinois minimum wage law. The complaint seeks damages, attorney’s fees, and costs. At this time, the Company cannot predict the outcome of this matter.
Student Financial Aid.  The Company’s higher education division derives the majority of its revenues from U.S. Federal financial aid received by its students under Title IV programs administered by the ED pursuant to the Higher Education Act (HEA), as amended. To maintain eligibility to participate in Title IV programs, a school must comply with extensive statutory and regulatory requirements relating to its financial aid management, educational programs, financial strength, administrative capability, compensation practices, facilities, recruiting practices, representations made to current and prospective students, and various other matters. In addition, the school must be licensed, or otherwise legally authorized, to offer postsecondary educational programs by the appropriate governmental body in the state or states in which it is physically located or is otherwise subject to state authorization requirements, be accredited by an accrediting agency recognized by the ED and be certified to participate in the Title IV programs by the ED. Schools are required periodically to apply for renewal of their authorization, accreditation or certification with the applicable state governmental bodies, accrediting agencies and the ED. Kaplan University is assigned its own identification number, known as an OPEID number, for the purpose of determining compliance with certain Title IV requirements. Failure to comply with the requirements of the Higher Education Act or related regulations could result in the restriction or loss of the ability to participate in Title IV programs and subject the Company to financial penalties and refunds. No assurance can be given that Kaplan University or its individual programs will maintain their Title IV eligibility, accreditation and state authorization in the future or that the ED might not successfully assert that Kaplan University has previously failed to comply with Title IV requirements.
Financial aid and assistance programs are subject to political and governmental budgetary considerations. There is no assurance that such funding will be maintained at current levels. Extensive and complex regulations in the U.S. govern all of the government financial assistance programs in which students participate.
For the years ended December 31, 2016, 2015 and 2014, approximately $437 million, $628 million and $806 million, respectively, of the Company’s education division revenue was derived from financial aid received by students under Title IV programs. Management believes that the Company’s education division schools that participate in Title IV programs are in material compliance with standards set forth in the Higher Education Act and related regulations.
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
In addition, there are four open program reviews at campuses that were part of the KHE Campuses business prior to its sale in 2015 to Education Corporation of America (ECA), including the ED’s final reports on the program reviews at former KHE Hammond, IN, San Antonio, TX, Broomall, PA, and Pittsburgh, PA, locations. Kaplan retains responsibility for any financial obligation resulting from the ED program reviews at the KHE Campuses business that were open at the time of sale.
The Company does not expect the open program reviews to have a material impact on KHE; however, the results of open program reviews and their impact on Kaplan’s operations are uncertain.
The 90/10 Rule.  Under regulations referred to as the 90/10 rule, an institution would lose its eligibility to participate in Title IV programs for a period of at least two fiscal years if the institution derives more than 90% of its receipts from Title IV programs, as calculated on a cash basis in accordance with the Higher Education Act and applicable ED regulations, in each of two consecutive fiscal years. An institution with Title IV receipts exceeding 90% for a single fiscal year would be placed on provisional certification and may be subject to other enforcement measures. Kaplan University derived less than 77% and less than 79% of its receipts from Title IV programs in 2016 and 2015, respectively.

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
Education.  Education products and services are provided by Kaplan, Inc. KHE includes Kaplan’s domestic postsecondary education businesses, made up of fixed-facility colleges and online postsecondary and career programs. KHE also includes the domestic professional training and other continuing education businesses. KTP includes Kaplan’s standardized test preparation and new economy skills training programs. Kaplan International includes professional training and postsecondary education businesses largely outside the United States, as well as English-language programs.
In the third quarter of 2014, Kaplan completed the sale of three of its schools in China that were previously included as part of Kaplan International. An additional school in China was sold in January 2015. The education division’s operating results exclude these businesses as they are included in discontinued operations, net of tax, for all periods presented.
In recent years, Kaplan has formulated and implemented restructuring plans at its various businesses that have resulted in significant costs in the past three years, with the objective of establishing lower cost levels in future periods. Across all Kaplan businesses, restructuring costs of $11.9 million, $44.4 million and $16.8 million were recorded in 2016, 2015 and 2014, respectively, as follows:

	Year Ended December 31
(in thousands)	2016	2015	2014
Accelerated depreciation	$1,815	$17,956	$2,062
Lease obligation losses	2,694	8,240	1,750
Severance and Special Incentive Program expense	5,902	17,968	5,075
Software asset write-offs	—	—	7,689
Other	1,441	209	230
	$11,852	$44,373	$16,806
KHE incurred restructuring costs of $7.2 million, $12.9 million and $6.5 million in 2016, 2015 and 2014, respectively, primarily from severance and Special Incentive Program expense, lease obligation losses and accelerated depreciation. These costs were incurred in connection with a plan announced in September 2012 for KHE to close or consolidate operations at 13 ground campuses, additional plans announced in 2014 to close five more campuses, along with plans to consolidate facilities and reduce its workforce, and the September 2015 sale of the KHE Campuses business.
On February 12, 2015, Kaplan entered into a Purchase and Sale Agreement to sell substantially all of the assets of its KHE Campuses business, consisting of 38 nationally accredited ground campuses, and certain related assets, in exchange for a preferred equity interest in a vocational school company. The transaction closed on September 3, 2015. In addition, Kaplan recorded a $6.9 million and $13.6 million other long-lived asset impairment charge in connection with its KHE Campuses business, in the second quarter of 2015 and fourth quarter of 2014, respectively.
Kaplan International incurred restructuring costs of $4.7 million, $1.3 million and $0.2 million in 2016, 2015 and 2014, respectively. These restructuring costs were largely in the UK and Australia and included severance charges, lease obligations, and accelerated depreciation.
Kaplan Corporate incurred restructuring costs of $29.4 million in 2015 related to accelerated depreciation, severance and Special Incentive Program expense and lease obligations losses.
Total accrued restructuring costs at Kaplan were $11.8 million and $24.2 million at the end of 2016 and 2015, respectively.
Television Broadcasting.  Television broadcasting operations are conducted through five VHF television stations serving the Detroit, Houston, San Antonio, Orlando and Jacksonville television markets. All stations are network-affiliated (except for WJXT in Jacksonville), with revenues derived primarily from sales of advertising time.
Other Businesses. Other businesses includes the following:

•
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

•	Graham Healthcare Group (GHG), made up of Celtic Healthcare (Celtic) and Residential Healthcare Group, Inc. (Residential, acquired in July 2014), providers of home health and hospice services; and

•	SocialCode, a marketing and insights company that manages digital advertising for leading brands; and The Slate Group and Foreign Policy Group, which publish online and print magazines and websites.

In November 2015, the Company announced that Trove, a digital innovation team that builds products and technologies in the news space, would largely be integrated into SocialCode.
Corporate Office.  Corporate office includes the expenses of the Company’s corporate office, a net pension credit and certain continuing obligations related to prior business dispositions.
Geographical Information.  The Company’s non-U.S. revenues in 2016, 2015 and 2014 totaled approximately $624 million, $660 million and $712 million, respectively, primarily from Kaplan’s operations outside the U.S. Additionally, revenues in 2016, 2015 and 2014 totaled approximately $312 million, $319 million, and $351 million, respectively, from Kaplan’s operations in the U.K. The Company’s long-lived assets in non-U.S. countries (excluding goodwill and other intangible assets), totaled approximately $67 million and $59 million at December 31, 2016 and 2015, respectively.

Company information broken down by operating segment and education division:

	Year Ended December 31
(in thousands)	2016	2015	2014
Operating Revenues
Education	$1,598,461	$1,927,521	$2,160,417
Television broadcasting	409,718	359,192	363,836
Other businesses	473,850	299,517	212,907
Corporate office	—	—	—
Intersegment elimination	(139)	(116)	(128)
	$2,481,890	$2,586,114	$2,737,032
Income (Loss) from Operations
Education	$93,632	$(223,456)	$65,463
Television broadcasting	200,470	164,927	187,833
Other businesses	(22,102)	(13,667)	(21,086)
Corporate office	31,534	(8,629)	510
	$303,534	$(80,825)	$232,720
Equity in (Losses) Earnings of Affiliates, Net	(7,937)	(697)	100,370
Interest Expense, Net	(32,297)	(30,745)	(33,397)
Other (Expense) Income, Net	(12,642)	(8,623)	778,010
Income (Loss) from Continuing Operations before Income Taxes	$250,658	$(120,890)	$1,077,703
Depreciation of Property, Plant and Equipment
Education	$41,187	$61,177	$61,737
Television broadcasting	9,942	9,551	8,409
Other businesses	12,375	6,168	3,931
Corporate office	1,116	1,010	836
	$64,620	$77,906	$74,913
Amortization of Intangible Assets and Impairment of Goodwill and
Other Long-Lived Assets
Education	$7,516	$262,353	$24,941
Television broadcasting	251	252	32
Other businesses	20,507	16,112	10,516
Corporate office	—	—	—
	$28,274	$278,717	$35,489
Net Pension (Credit) Expense
Education	$11,803	$18,804	$15,418
Television broadcasting	1,714	1,620	1,355
Other businesses	1,118	964	748
Corporate office	(81,732)	(81,945)	(82,301)
	$(67,097)	$(60,557)	$(64,780)
Capital Expenditures
Education	$26,497	$42,220	$33,528
Television broadcasting	27,453	9,998	11,295
Other businesses	16,047	9,504	5,110
Corporate office	715	311	7,074
	$70,712	$62,033	$57,007
Asset information for the Company’s business segments is as follows:

	As of December 31
(in thousands)	2016	2015
Identifiable Assets
Education	$1,479,267	$1,454,520
Television broadcasting	336,631	312,243
Other businesses	796,935	712,161
Corporate office	455,209	484,139
	$3,068,042	$2,963,063
Investments in Marketable Equity Securities	424,229	350,563
Investments in Affiliates	58,806	59,229
Prepaid Pension Cost	881,593	979,970
Total Assets	$4,432,670	$4,352,825

The Company’s education division comprises the following operating segments:

	Year Ended December 31
(in thousands)	2016	2015	2014
Operating Revenues
Higher education	$617,047	$849,625	$1,010,058
Test preparation	286,556	301,607	304,662
Kaplan international	696,362	770,273	840,915
Kaplan corporate and other	214	6,502	6,094
Intersegment elimination	(1,718)	(486)	(1,312)
	$1,598,461	$1,927,521	$2,160,417
Income (Loss) from Operations
Higher education	$66,632	$55,572	$83,069
Test preparation	9,599	16,798	(4,730)
Kaplan international	48,398	53,661	69,153
Kaplan corporate and other	(30,968)	(349,583)	(82,034)
Intersegment elimination	(29)	96	5
	$93,632	$(223,456)	$65,463
Depreciation of Property, Plant and Equipment
Higher education	$16,822	$17,937	$29,187
Test preparation	6,287	9,045	12,547
Kaplan international	17,523	17,811	19,297
Kaplan corporate and other	555	16,384	706
	$41,187	$61,177	$61,737
Amortization of Intangible Assets	$7,516	$5,523	$7,738
Impairment of Goodwill and Other Long-Lived Assets	$—	$256,830	$17,203
Pension Expense
Higher education	$7,620	$10,849	$10,514
Test preparation	3,072	3,101	2,888
Kaplan international	268	424	356
Kaplan corporate and other	843	4,430	1,660
	$11,803	$18,804	$15,418
Capital Expenditures
Higher education	$5,364	$10,202	$11,551
Test preparation	4,672	8,720	1,143
Kaplan international	16,252	22,673	20,802
Kaplan corporate and other	209	625	32
	$26,497	$42,220	$33,528
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
 Asset information for the Company’s education division is as follows:

	As of December 31
(in thousands)	2016	2015
Identifiable Assets
Higher education	$373,127	$447,282
Test preparation	133,709	134,535
Kaplan international	950,922	826,475
Kaplan corporate and other	21,509	46,228
	$1,479,267	$1,454,520

20.	SUMMARY OF QUARTERLY OPERATING RESULTS AND COMPREHENSIVE INCOME (UNAUDITED)
Quarterly results of operations and comprehensive income for the year ended December 31, 2016, is as follows:

(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating Revenues
Education	$401,006	$419,144	$386,936	$391,261
Advertising	68,158	70,901	86,531	85,488
Other	132,576	138,888	148,171	152,830
	601,740	628,933	621,638	629,579
Operating Costs and Expenses
Operating	291,632	296,033	293,194	300,086
Selling, general and administrative	235,213	236,437	237,694	195,173
Depreciation of property, plant and equipment	16,761	16,045	16,097	15,717
Amortization of intangible assets	6,262	6,278	6,620	7,511
Impairment of goodwill	—	—	—	1,603
	549,868	554,793	553,605	520,090
Income from Operations	51,872	74,140	68,033	109,489
Equity in earnings (losses) of affiliates, net	1,004	(891)	(1,008)	(7,042)
Interest income	591	721	740	1,041
Interest expense	(7,948)	(7,971)	(8,614)	(10,857)
Other income (expense), net	15,096	19,000	(18,225)	(28,513)
Income from Operations Before Income Taxes	60,615	84,999	40,926	64,118
Provision for Income Taxes	22,400	23,800	7,800	27,200
Net Income	38,215	61,199	33,126	36,918
Net Income Attributable to Noncontrolling Interests	(435)	(433)	—	—
Net Income Attributable to Graham Holdings Company Common Stockholders	$37,780	$60,766	$33,126	$36,918

Per Share Information Attributable to Graham Holdings Company Common Stockholders
Basic net income per common share	$6.63	$10.82	$5.90	$6.60
Diluted net income per common share	$6.59	$10.76	$5.87	$6.57
Basic average number of common shares outstanding	5,623	5,544	5,544	5,527
Diluted average number of common shares outstanding	5,652	5,574	5,574	5,556
2016 Quarterly comprehensive income (loss)	$41,015	$49,996	$40,331	$(40,946)
The sum of the four quarters may not necessarily be equal to the annual amounts reported in the Consolidated Statements of Operations due to rounding.

Quarterly results of operations and comprehensive income for the year ended December 31, 2015, is as follows:

(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating Revenues
Education	$500,602	$523,625	$481,687	$421,491
Advertising	66,454	70,137	68,898	74,435
Other	80,369	87,128	90,847	120,441
	647,425	680,890	641,432	616,367
Operating Costs and Expenses
Operating	309,223	311,121	302,029	283,780
Selling, general and administrative	302,405	276,412	285,563	239,783
Depreciation of property, plant and equipment	22,197	25,609	14,460	15,640
Amortization of intangible assets	4,738	4,647	4,512	5,120
Impairment of goodwill and other long-lived assets	—	6,876	248,591	4,233
	638,563	624,665	855,155	548,556
Income (Loss) from Operations	8,862	56,225	(213,723)	67,811
Equity in (losses) earnings of affiliates, net	(404)	(353)	95	(35)
Interest income	559	323	481	546
Interest expense	(8,501)	(8,348)	(7,830)	(7,975)
Other (expense) income, net	(1,105)	11,678	(40,458)	21,262
(Loss) Income from Continuing Operations Before Income Taxes	(589)	59,525	(261,435)	81,609
Provision (Benefit) for Income Taxes	900	19,600	(30,500)	30,500
(Loss) Income from Continuing Operations	(1,489)	39,925	(230,935)	51,109
Income from Discontinued Operations, Net of Tax	23,289	18,502	379	—
Net Income (Loss)	21,800	58,427	(230,556)	51,109
Net (Income) Loss Attributable to Noncontrolling Interests	(774)	(434)	(287)	60
Net Income (Loss) Attributable to Graham Holdings Company	21,026	57,993	(230,843)	51,169
Redeemable Preferred Stock Dividends	(420)	(211)	—	—
Net Income (Loss) Attributable to Graham Holdings Company Common Stockholders	$20,606	$57,782	$(230,843)	$51,169

Amounts Attributable to Graham Holdings Company Common Stockholders
(Loss) income from continuing operations	$(2,683)	$39,280	$(231,222)	$51,169
Income from discontinued operations, net of tax	23,289	18,502	379	—
Net income (loss) attributable to Graham Holdings Company common stockholders	$20,606	$57,782	$(230,843)	$51,169

Per Share Information Attributable to Graham Holdings Company Common Stockholders
Basic (loss) income per common share from continuing operations	$(0.58)	$6.74	$(40.32)	$8.78
Basic income per common share from discontinued operations	4.09	3.18	0.07	—
Basic net income (loss) per common share	$3.51	$9.92	$(40.25)	$8.78

Diluted (loss) income per common share from continuing operations	$(0.58)	$6.71	$(40.32)	$8.72
Diluted income per common share from discontinued operations	4.06	3.16	0.07	—
Diluted net income (loss) per common share	$3.48	$9.87	$(40.25)	$8.72
Basic average number of common shares outstanding	5,704	5,720	5,738	5,746
Diluted average number of common shares outstanding	5,791	5,805	5,837	5,834
2015 Quarterly comprehensive income (loss)	$4,098	$56,304	$(235,556)	$(64,301)
The sum of the four quarters may not necessarily be equal to the annual amounts reported in the Consolidated Statements of Operations due to rounding.

Quarterly impact from certain items in 2016 and 2015 (after-tax and diluted EPS amounts):

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016
•	Settlement gain of $10.8 million related to a bulk lump sum pension offering				$1.92
•	Charges of $7.7 million related to restructuring at the education division ($1.2 million, $0.9 million, $1.1 million and $4.5 million in the first, second, third and fourth quarters, respectively)	$(0.21)	$(0.15)	$(0.19)	$(0.81)
•	Non-operating gain, net, of $20.0 million from the sales of land and marketable equity securities ($1.1 million gain, $23.9 million gain and $5.0 million loss in the first, second and fourth quarters, respectively)	$0.19	$4.23		$(0.90)
•	Non-operating gain of $13.6 million arising from the sale of a business and the formation of a joint venture ($11.9 million and $1.7 million in the first and second quarters, respectively)	$2.08	$0.29
•	Non-operating expense of $24.1 million from the write-down of cost method investments and investments in affiliates ($9.6 million and $14.5 million in the third and fourth quarters, respectively)			$(1.70)	$(2.57)
•	Losses, net, of $25.5 million for non-operating foreign currency losses ($3.4 million, $15.4 million, $2.4 million and $4.2 million in the first, second, third and fourth quarters, respectively)	$(0.60)	$(2.73)	$(0.43)	$(0.75)
•	Net nonrecurring $8.3 million deferred tax benefit related to Kaplan's international operations			$1.47
•	Favorable $5.6 million out of period deferred tax adjustment related to the KHE goodwill impairment recorded in the third quarter of 2015		$1.00

2015
•	Goodwill and long-lived assets impairment charges of $225.2 million at Kaplan and other businesses ($4.4 million, $217.1 million and $3.7 million in the second, third and fourth quarters, respectively)		$(0.75)	$(37.85)	$(0.63)
•	Charges of $28.9 million related to restructuring at the education division, corporate office and other businesses ($6.8 million, $10.7 million, $5.8 million and $5.5 million in the first, second, third and fourth quarters, respectively)	$(1.17)	$(1.82)	$(1.00)	$(0.96)
•	Charges of $15.3 million related to the modification of stock option awards in conjunction with the Cable ONE spin-off and the modification of restricted stock awards ($11.6 million and $3.7 million in the third and fourth quarters, respectively)			$(1.99)	$(0.63)
•	Non-operating losses, net, of $15.7 million arising from the sales of five businesses and an investment, and on the formation of a joint venture ($3.6 million gain, $5.0 million gain and $24.3 million loss in the first, second and third quarters, respectively)	$0.50	$0.85	$(4.16)
•	Gain of $13.2 million from the sale of land				$2.27
•	Losses, net, of $9.7 million for non-operating unrealized foreign currency (losses) gains ($4.4 million loss, $2.3 million gain, $8.0 million loss and $0.4 million gain in the first, second, third and fourth quarters, respectively)	$(0.75)	$0.39	$(1.37)	$0.07

GRAHAM HOLDINGS COMPANY
FIVE-YEAR SUMMARY OF SELECTED HISTORICAL FINANCIAL DATA
See Notes to Consolidated Financial Statements for the summary of significant accounting policies and additional information relative to the years 2014–2016 and refer to Note 3 for discussion of discontinued operations.

(in thousands, except per share amounts)	2016	2015	2014	2013	2012
Results of Operations
Operating revenues	$2,481,890	$2,586,114	$2,737,032	$2,600,602	$2,585,469
Income (loss) from operations	303,534	(80,825)	232,720	149,434	(5,967)
Income (loss) from continuing operations	169,458	(141,390)	765,403	64,731	(48,513)
Net income (loss) attributable to Graham Holdings Company common stockholders	168,590	(101,286)	1,292,996	236,010	131,218
Per Share Amounts
Basic earnings (loss) per common share attributable to Graham Holdings Company common stockholders
Income (loss) from continuing operations	$29.95	$(25.23)	$115.88	$8.62	$(7.17)
Net income (loss)	29.95	(17.87)	195.81	32.10	17.39
Diluted earnings (loss) per common share attributable to Graham Holdings Company common stockholders
Income (loss) from continuing operations	$29.80	$(25.23)	$115.40	$8.61	$(7.17)
Net income (loss)	29.80	(17.87)	195.03	32.05	17.39
Weighted average shares outstanding:
Basic	5,559	5,727	6,470	7,238	7,360
Diluted	5,589	5,727	6,559	7,333	7,404
Cash dividends per common share	$4.84	$9.10	$10.20	$—	$19.60
Graham Holdings Company common stockholders’ equity per common share	$439.88	$429.15	$541.54	$446.73	$348.17
Financial Position
Working capital	$1,052,385	$1,135,573	$639,911	$768,278	$327,476
Total assets	4,432,670	4,352,825	5,752,319	5,811,046	5,015,069
Long-term debt	485,719	399,800	399,545	447,608	453,384
Graham Holdings Company common stockholders’ equity	2,452,941	2,490,698	3,140,299	3,300,067	2,586,028
Impact from certain items included in income from continuing operations (after-tax and diluted EPS amounts):
2016

•	Settlement gain of $10.8 million ($1.92 per share) related to a bulk lump sum pension offering

•	Charges of $7.7 million ($1.36 per share) related to restructuring at the education division

•	$20.0 million ($3.52 per share) net non-operating gain from the sales of land and marketable equity securities

•	$13.6 million ($2.37 per share) non-operating gain arising from the sale of a business and the formation of a joint venture

•	$24.1 million ($4.27 per share) non-operating expense from the write-down of cost method investments and investments in affiliates

•	Losses, net, of $25.5 million ($4.51 per share) from non-operating foreign currency losses

•	Net nonrecurring $8.3 million ($1.47 per share) deferred tax benefit related to Kaplan's international operations

•	Favorable $5.6 million ($1.00 per share) out of period deferred tax adjustment related to the KHE goodwill impairment from 2015
2015

•	Goodwill and other long-lived assets impairment charges of $225.2 million ($38.96 per share) at the education division and other business

•	Charges of $28.9 million ($4.97 per share) related to restructuring at the education division, corporate office and other businesses

•	$15.3 million ($2.64 per share) in expense related to the modification of stock option awards and restricted stock awards

•	Net non-operating losses of $15.7 million ($2.82 per share) arising from the sales of five businesses and an investment, and on the formation of a joint venture

•	$13.2 million ($2.27 per share) gain on the sale of land

•	Losses, net, of $9.7 million ($1.67 per share) from non-operating unrealized foreign currency losses
2014

•	Charges of $20.2 million ($3.05 per share) related to restructuring and early retirement program expense and related charges at the education division and corporate office

•	Intangible and other long-lived assets impairment charge of $11.2 million ($1.69 per share) at the education division and other business

•	Gain from the sale of Classified Ventures of $249.8 million ($37.68 per share)

•	$58.2 million ($8.78 per share) gain from the Classified Ventures’ sale of apartments.com

•	Gain from the Berkshire exchange transaction of $266.7 million ($40.23 per share)

•	$81.8 million ($12.34 per share) gain on the sale of the corporate headquarters building

•	Losses, net, of $7.1 million ($1.08 per share) from non-operating unrealized foreign currency losses
2013

•	Charges of $25.3 million ($3.46 per share) related to severance and restructuring at the education division

•	Intangible assets impairment charge of $3.2 million ($0.44 per share) at the education division

•	Write-down of a marketable equity security of $6.7 million ($0.91 per share)

•	Losses, net, of $8.6 million ($1.17 per share) from non-operating unrealized foreign currency losses
2012

•	Goodwill and other long-lived assets impairment charge of $81.9 million ($11.33 per share) at KTP

•	Charges of $32.9 million ($4.53 per share) related to severance and restructuring at the education division

•	Write-down of a marketable equity security of $11.2 million ($1.54 per share)

•	$3.7 million ($0.48 per share) gain on sale of cost method investment

•	Gains, net, of $2.0 million ($0.27 per share) from non-operating unrealized foreign currency gains

INDEX TO EXHIBITS

Exhibit Number	Description

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

10.1
Graham Holdings Company 2012 Incentive Compensation Plan, as amended and restated effective November 29, 2013, as adjusted to reflect the spin-off of Cable ONE. (incorporated by reference to Exhibit 10.1 to Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015)*

10.2
Washington Post Company Stock Option Plan as amended and restated effective May 31, 2003 (incorporated by reference to Exhibit 10.1 to The Washington Post Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003).*

10.3
Graham Holdings Company Supplemental Executive Retirement Plan as amended and restated effective December 10, 2013 (incorporated by reference to Exhibit 10.3 to Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).*

10.4
Amendment No. 1 to Graham Holdings Company Supplemental Executive Retirement Plan, effective March 31, 2014 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).*

10.5
Graham Holdings Company Deferred Compensation Plan as amended and restated effective January 1, 2014 (incorporated by reference to Exhibit 10.4 to Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).*

10.6
Letter Agreement between the Company and Timothy J. O’Shaughnessy, dated October 20, 2014 (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).*

10.7	Letter Agreement between the Company and Hal S. Jones, dated July 16, 2014 (incorporated by reference to the Company’s Current Report on Form 8-K filed July 16, 2014).*
10.8	Letter Agreement between the Company and Andrew S. Rosen, dated April 7, 2014 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).*
10.9	Tax Matters Agreement, dated as of June 16, 2015 by and between the Company and Cable One, Inc. (incorporated by reference to the Company's Current Report on Form 8-K filed June 17, 2015).
21	List of subsidiaries of the Company.
23	Consent of independent registered public accounting firm.
24	Power of attorney dated February 24, 2017.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer.
101
The following financial information from Graham Holdings Company Annual Report on Form 10-K for the year ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014; (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014; (iii) Consolidated Balance Sheets as of December 31, 2016 and 2015; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; (v) Consolidated Statements of Changes in Common Shareholders’ Equity for the years ended December 31, 2016, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed “furnished” and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

___________________________________________
*A management contract or compensatory plan or arrangement required to be included as an exhibit hereto pursuant to Item 15(b) of Form 10-K.