Form 10-Q
period 2017-03-31
Graham Holdings Co
filed 2017-05-03
CIK 104889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2017
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “small reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐.    No  ☒.
Shares outstanding at April 28, 2017:
Class A Common Stock – 964,001 Shares
Class B Common Stock – 4,626,753 Shares

GRAHAM HOLDINGS COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31

(in thousands, except per share amounts)	2017	2016
Operating Revenues
Education	$372,975	$401,006
Advertising	64,116	68,158
Other	145,626	132,576
	582,717	601,740
Operating Costs and Expenses
Operating	300,666	291,632
Selling, general and administrative	231,509	235,213
Depreciation of property, plant and equipment	14,652	16,761
Amortization of intangible assets	6,836	6,262
	553,663	549,868
Income from Operations	29,054	51,872
Equity in earnings of affiliates, net	649	1,004
Interest income	1,363	591
Interest expense	(8,129)	(7,948)
Other income, net	849	15,096
Income Before Income Taxes	23,786	60,615
Provision for Income Taxes	2,700	22,400
Net Income	21,086	38,215
Net Income Attributable to Noncontrolling Interests	—	(435)
Net Income Attributable to Graham Holdings Company Common Stockholders	$21,086	$37,780
Per Share Information Attributable to Graham Holdings Company Common Stockholders
Basic net income per common share	$3.77	$6.63
Basic average number of common shares outstanding	5,535	5,623
Diluted net income per common share	$3.75	$6.59
Diluted average number of common shares outstanding	5,569	5,652

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31
(in thousands)	2017	2016
Net Income	$21,086	$38,215
Other Comprehensive Income, Before Tax
Foreign currency translation adjustments:
Translation adjustments arising during the period	13,668	3,845
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains for the period, net	9,558	343
Reclassification of realized gain on sale of available-for-sale securities included in net income	—	(1,754)
	9,558	(1,411)
Pension and other postretirement plans:
Amortization of net prior service cost included in net income	120	104
Amortization of net actuarial (gain) loss included in net income	(1,823)	290
	(1,703)	394
Cash flow hedge loss	(124)	—
Other Comprehensive Income, Before Tax	21,399	2,828
Income tax (expense) benefit related to items of other comprehensive income	(3,117)	407
Other Comprehensive Income, Net of Tax	18,282	3,235
Comprehensive Income	39,368	41,450
Comprehensive income attributable to noncontrolling interests	—	(435)
Total Comprehensive Income Attributable to Graham Holdings Company	$39,368	$41,015

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands)	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$632,787	$648,885
Restricted cash	24,555	21,931
Investments in marketable equity securities and other investments	456,558	448,241
Accounts receivable, net	493,804	615,101
Income taxes receivable	47,734	41,635
Inventories and contracts in progress	35,736	34,818
Other current assets	68,717	60,735
Total Current Assets	1,759,891	1,871,346
Property, Plant and Equipment, Net	243,330	233,664
Investments in Affiliates	60,287	58,806
Goodwill, Net	1,179,431	1,122,954
Indefinite-Lived Intangible Assets, Net	93,203	66,026
Amortized Intangible Assets, Net	153,924	107,939
Prepaid Pension Cost	836,430	881,593
Deferred Income Taxes	15,818	17,246
Deferred Charges and Other Assets	73,791	73,096
Total Assets	$4,416,105	$4,432,670

Liabilities and Equity
Current Liabilities
Accounts payable and accrued liabilities	$444,677	$500,726
Deferred revenue	321,058	312,107
Current portion of long-term debt	6,158	6,128
Dividends declared	7,100	—
Total Current Liabilities	778,993	818,961
Postretirement Benefits Other Than Pensions	22,270	21,859
Accrued Compensation and Related Benefits	193,060	195,910
Other Liabilities	67,850	65,554
Deferred Income Taxes	373,534	379,092
Mandatorily Redeemable Noncontrolling Interest	12,584	12,584
Long-Term Debt	487,186	485,719
Total Liabilities	1,935,477	1,979,679
Redeemable Noncontrolling Interest	50	50
Preferred Stock	—	—
Common Stockholders’ Equity
Common stock	20,000	20,000
Capital in excess of par value	363,361	364,363
Retained earnings	5,595,826	5,588,942
Accumulated other comprehensive income (loss), net of tax
Cumulative foreign currency translation adjustment	(13,330)	(26,998)
Unrealized gain on available-for-sale securities	98,666	92,931
Unrealized gain on pensions and other postretirement plans	169,808	170,830
Cash flow hedge	(376)	(277)
Cost of Class B common stock held in treasury	(3,753,377)	(3,756,850)
Total Equity	2,480,578	2,452,941
Total Liabilities and Equity	$4,416,105	$4,432,670

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31
(in thousands)	2017	2016
Cash Flows from Operating Activities
Net Income	$21,086	$38,215
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,488	23,023
Net pension benefit	(14,688)	(12,059)
Stock-based compensation expense, net	2,866	3,254
Loss (gain) on disposition of businesses, property, plant and equipment, investments and other assets, net	335	(20,449)
Foreign exchange (gain) loss	(1,728)	5,443
Equity in earnings of affiliates, net of distributions	(649)	(1,004)
Provision for deferred income taxes	7,443	2,037
Change in operating assets and liabilities:
Accounts receivable, net	122,605	41,749
Accounts payable and accrued liabilities	(55,584)	(45,930)
Deferred revenue	4,603	17,695
Income taxes receivable	(6,490)	17,926
Other assets and other liabilities, net	(9,489)	(9,187)
Other	103	169
Net Cash Provided by Operating Activities	91,901	60,882
Cash Flows from Investing Activities
Investments in certain businesses, net of cash acquired	(85,415)	(198,179)
Purchases of property, plant and equipment	(15,664)	(10,690)
Net proceeds from disposition of businesses, property, plant and equipment, investments and other assets	1,748	21,285
Proceeds from sales of marketable equity securities	—	4,392
Purchases of marketable equity securities	—	(13,271)
Investments in equity affiliates and cost method investments	(865)	(389)
Return of investment in equity affiliate	200	—
Net Cash Used in Investing Activities	(99,996)	(196,852)
Cash Flows from Financing Activities
Dividends paid	(7,102)	(6,938)
Common shares repurchased	(395)	(81,346)
Other	(2,092)	13,427
Net Cash Used in Financing Activities	(9,589)	(74,857)
Effect of Currency Exchange Rate Change	4,210	1,095
Net Decrease in Cash and Cash Equivalents and Restricted Cash	(13,474)	(209,732)
Beginning Cash and Cash Equivalents and Restricted Cash	670,816	774,952
Ending Cash and Cash Equivalents and Restricted Cash	$657,342	$565,220

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. ORGANIZATION, BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS
Graham Holdings Company (the Company), is a diversified education and media company. The Company’s Kaplan subsidiary provides a wide variety of educational services, both domestically and outside the United States. The Company’s media operations comprise the ownership and operation of seven television broadcasting stations. The Company's other business operations include home health and hospice services and manufacturing.
Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States of America (GAAP) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (SEC). They include the assets, liabilities, results of operations and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or otherwise controlled by the Company. As permitted under such rules, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the three months ended March 31, 2017 and 2016 may not be indicative of the Company’s future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
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
Recently Adopted and Issued Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board (FASB) issued comprehensive new guidance that supersedes all existing revenue recognition guidance. In August 2015, the FASB issued an amendment to the guidance that defers the effective date by one year. The new guidance requires revenue to be recognized when the Company transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The new guidance also significantly expands the disclosure requirements for revenue recognition. The guidance is effective for interim and fiscal years beginning after December 15, 2017. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016. The standard permits two implementation approaches, full retrospective, requiring retrospective application of the new guidance with a restatement of prior years, or modified retrospective, requiring prospective application of the new guidance with disclosure of results under the old guidance in the first year of adoption. The Company anticipates adopting the standard using the modified retrospective approach. The Company is in the process of evaluating the impact of this new guidance on its Condensed Consolidated Financial Statements and believes such evaluation will extend over several future periods because of the significance of the changes to the Company’s policies and business processes.
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
In March 2016, the FASB issued new guidance that simplifies the accounting for stock-based compensation. The new guidance (i) requires all excess tax benefits and tax deficiencies to be recognized in the income statement with the tax effects of vested or exercised awards treated as discrete items. Additionally, excess tax benefits will be recognized regardless of whether the benefit reduces taxes payable in the current period, effectively eliminating the APIC pool, (ii) concludes excess tax benefits should be classified as an operating activity in the statement of cash flows, (iii) requires an entity to make an entity-wide accounting policy election to either estimate a forfeiture rate for awards or account for forfeitures as they occur, (iv) changes the threshold for equity classification for cash settlements of awards for withholding requirements to the maximum statutory tax rate in the applicable jurisdiction and (v) concludes cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity in the statement of cash flows. The guidance is effective for interim and fiscal years beginning after December 15, 2016. The Company adopted the new guidance as of January 1, 2017. As a result of adoption, the Company recognized a $5.9 million excess tax benefit as a discrete item in its tax provision related to the vesting of restricted stock awards in the first quarter of 2017. This tax benefit is classified as an operating activity on the Condensed Consolidated Statement of Cash Flows. Additionally, the Company elected to account for forfeitures of stock awards as they occur and not estimate a forfeiture rate. The Company does not expect this election to have a material impact on its financial statements.
In November 2016, the FASB issued new guidance that clarifies how restricted cash and restricted cash equivalents should be presented in the statement of cash flows. The guidance requires the cash flow statement to show changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents, which eliminates the presentation of transfers between cash and cash equivalents and restricted cash and cash equivalents. The guidance is effective for interim and fiscal years beginning after December 15, 2017, with early adoption permitted. The Company adopted the new guidance retrospectively as of December 31, 2016. The prior period has been adjusted to reflect this adoption, as detailed below:

	Three Months Ended March 31, 2016
	As
	Previously		As
(in thousands)	Reported	Adjustment	Adopted
Cash Flows from Operating Activities
Decrease in Restricted Cash	$(13,888)	$13,888	$—
Net Cash Provided by Operating Activities	46,994	13,888	60,882

Net Decrease in Cash and Cash Equivalents and Restricted Cash	(223,620)	13,888	(209,732)
Cash and Cash Equivalents and Restricted Cash at Beginning of Year	754,207	20,745	774,952
Cash and Cash Equivalents and Restricted Cash at End of Year	530,587	34,633	565,220
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

In March 2017, the FASB issued new guidance that changes the presentation of net periodic pension cost and net periodic postretirement benefit cost for defined benefit plans. The guidance requires an issuer to disaggregate the service cost component of net periodic pension and postretirement benefit cost from other components. Under the new guidance, service cost will be included in the same line item(s) as other compensation costs arising from services rendered by employees during the period, while the other components will be recognized after income from operations. The guidance is effective for interim and fiscal years beginning after December 15, 2017. The guidance must be applied retrospectively; however, a practical expedient is available which permits an employer to use amounts previously disclosed in its pension and postretirement plans footnote for the prior comparative periods. The Company will adopt the new standard in the first quarter of 2018, and expects the following changes to its financial statements upon adoption, as detailed below:

	Income from Operations	Non-operating pension and postretirement benefit income	Income Before Income Taxes
(in thousands)
Three Months Ended March 31, 2017
As Reported	$29,054	$—	$23,786
Adjustment	(18,801)	18,801	—
Upon Adoption	10,253	18,801	23,786

Three Months Ended March 31, 2016
As Reported	$51,872	$—	$60,615
Adjustment	(15,677)	15,677	—
Upon Adoption	36,195	15,677	60,615

Twelve Months Ended December 31, 2016
As Reported	$303,534	$—	$250,658
Adjustment	(80,665)	80,665	—
Upon Adoption	222,869	80,665	250,658
2. INVESTMENTS
As of March 31, 2017 and December 31, 2016, the Company had commercial paper and money market investments of $442.9 million and $485.1 million, respectively, that are classified as cash, cash equivalents and restricted cash in the Company's Condensed Consolidated Balance Sheets.
Investments in marketable equity securities comprised the following:

	As of
	March 31, 2017	December 31, 2016
(in thousands)
Total cost	$269,343	$269,343
Gross unrealized gains	164,444	154,886
Total Fair Value	$433,787	$424,229
There were no purchases of marketable equity securities during the first three months of 2017. The Company settled on $13.3 million of marketable equity securities during the first three months of 2016, of which $12.9 million were purchased in the first quarter.
There were no sales of marketable equity securities for the first three months of 2017. During the first three months of 2016, the net realized gains from the sales of marketable equity securities were $1.8 million. The total proceeds from such sales were $6.0 million, of which $1.6 million settled in April 2016.
As of March 31, 2017, the Company held interests in several affiliates; Residential Healthcare (Residential) held a 40% interest in Residential Home Health Illinois, a 42.5% interest in Residential Hospice Illinois and a 40% interest in the joint venture formed between Residential and a Michigan hospital; and Celtic Healthcare (Celtic) held a 40% interest in the joint venture formed between Celtic Healthcare and Allegheny Health Network (AHN). For the three months ended March 31, 2017, the Company recorded $4.6 million in revenue for services provided to the affiliates of Celtic and Residential.
Additionally, Kaplan International Holdings Limited (KIHL) held a 45% interest in a joint venture formed with York University. KIHL agreed to loan the joint venture £25 million, of which, £11.0 million was advanced in 2016. The loan will be repayable over 25 years at an interest rate of 7% and the loan is guaranteed by the University of York.

3. ACQUISITIONS AND DISPOSITIONS OF BUSINESSES
Acquisitions.  In April 2017, the Company acquired Hoover Treated Wood Products, Inc., a Thomson, GA-based supplier of pressure impregnated kiln-dried lumber and plywood products for fire retardant and preservative applications for approximately $205 million, net of cash acquired.
In the first three months of 2017, the Company acquired four businesses, two in its television broadcasting division and two in its education division for $86.5 million in cash and contingent consideration, and the assumption of $59.1 million in certain pension and postretirement obligations.
On January 17, 2017, the Company closed on its agreement with Nexstar Broadcasting Group, Inc. and Media General, Inc. to acquire the assets of WCWJ, a CW affiliate television station in Jacksonville, FL and WSLS, an NBC affiliate television station in Roanoke, VA for cash and the assumption of certain pension obligations. The acquisition of WCWJ and WSLS will complement the other stations that GMG operates.
In February 2017, Kaplan acquired a 100% interest in Genesis Training Institute, a Dubai-based provider of professional development training in the United Arab Emirates, by purchasing all of its issued and outstanding shares. Additionally, Kaplan acquired a 100% interest in Red Marker Pty Ltd, an Australia-based regulatory technology company by purchasing all of its outstanding shares. These acquisitions are expected to provide certain strategic benefits in the future.
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
In September 2016, Group Dekko, Inc. (Dekko) acquired a 100% interest in Electri-Cable Assemblies (ECA), a Shelton, CT-based manufacturer of power, data and electrical solutions for the office furniture industry, by purchasing all of its issued and outstanding shares. Dekko's primary reasons for the acquisition were to complement existing product offerings and provide opportunities for synergies across the businesses. Dekko is included in other businesses.
Acquisition-related costs of $1.1 million related to these 2017 acquisitions were expensed as incurred. The aggregate purchase price of the 2017 and 2016 acquisitions was allocated as follows (2017 on a preliminary basis):

	Purchase Price Allocation
	As of
(in thousands)	March 31, 2017	December 31, 2016
Accounts receivable	$386	$8,538
Other current assets	130	2,298
Property, plant and equipment	8,960	3,940
Goodwill	42,632	184,118
Indefinite-lived intangible assets	26,600	53,110
Amortized intangible assets	53,307	28,267
Pension and other postretirement benefits liabilities	(59,116)	—
Other liabilities	(1,217)	(21,892)
Deferred income taxes	13,733	(11,009)
Aggregate purchase price, net of cash acquired	$85,415	$247,370
The 2017 fair values recorded were based upon preliminary valuations and the estimates and assumptions used in such valuations are subject to change, which could be significant, within the measurement period (up to one year from the acquisition date). The recording of deferred tax assets or liabilities, working capital and the final amount of residual goodwill and other intangibles are not yet finalized. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill recorded due to these acquisitions is attributable to the assembled workforces of the acquired companies and expected synergies. No goodwill is expected to be deducted for the acquisitions completed in 2017. The Company expects to deduct $22.2 million of goodwill for income tax purposes for the acquisitions completed in 2016.

The acquired companies were consolidated into the Company’s financial statements starting on their respective acquisition dates. The Company’s Condensed Consolidated Statements of Operations include aggregate revenues and operating loss for the companies acquired in 2017 of $5.5 million and $0.2 million, respectively, for the first three months of 2017. The following unaudited pro forma financial information presents the Company’s results as if the 2017 acquisitions had occurred at the beginning of 2016. The unaudited pro forma information also includes the 2016 acquisitions as if they occurred at the beginning of 2015:

	Three Months Ended March 31
(in thousands)	2017	2016
Operating revenues	$584,152	$614,753
Net income	21,099	39,567
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
Sale of Businesses. In February 2017, Graham Healthcare Group (GHG) completed the sale of Celtic Healthcare of Maryland. The results of GHG are included in other businesses.
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
In June 2016, the Company purchased the outstanding 20% redeemable noncontrolling interest in Residential. At that time, the Company recorded an increase to redeemable noncontrolling interest of $3.0 million, with a corresponding decrease to capital in excess of par value, to reflect the redemption value of the redeemable noncontrolling interest at $24.0 million. Following this transaction, Celtic and Residential combined their business operations to form GHG. The redeemable noncontrolling interest shareholders in Celtic exchanged their 20% interest in Celtic for a 10% mandatorily redeemable noncontrolling interest in the combined entity and the Company recorded a $4.1 million net increase to the mandatorily redeemable noncontrolling interest to reflect the estimated fair value of the mandatorily redeemable noncontrolling interest. The minority shareholders have an option to put their shares to the Company starting in 2020, and are required to put a percentage of their shares in 2022 and 2024, with the remaining shares required to be put by the minority shareholders in 2026. The redemption value is based on an EBITDA multiple, adjusted for working capital and other items, computed annually, with no limit on the amount payable. The Company now owns 90% of GHG. Because the noncontrolling interest is now mandatorily redeemable by the Company by 2026, it is reported as a noncurrent liability at March 31, 2017.

4. GOODWILL AND OTHER INTANGIBLE ASSETS
Amortization of intangible assets for the three months ended March 31, 2017 and 2016 was $6.8 million and $6.3 million, respectively. Amortization of intangible assets is estimated to be approximately $22 million for the remainder of 2017, $26 million in 2018, $23 million in 2019, $21 million in 2020, $15 million in 2021 and $47 million thereafter.
The changes in the carrying amount of goodwill, by segment, were as follows:

(in thousands)	Education	Television Broadcasting	Other Businesses	Total
Balance as of December 31, 2016
Goodwill	$1,111,003	$168,345	$202,141	$1,481,489
Accumulated impairment losses	(350,850)	—	(7,685)	(358,535)
	760,153	168,345	194,456	1,122,954
Acquisitions	20,851	21,781	—	42,632
Dispositions	—	—	(412)	(412)
Foreign currency exchange rate changes	14,257	—	—	14,257
Balance as of March 31, 2017
Goodwill	1,146,111	190,126	201,729	1,537,966
Accumulated impairment losses	(350,850)	—	(7,685)	(358,535)
	$795,261	$190,126	$194,044	$1,179,431
The changes in carrying amount of goodwill at the Company’s education division were as follows:

(in thousands)	Higher Education	Test Preparation	Kaplan International	Total
Balance as of December 31, 2016
Goodwill	$389,720	$166,098	$555,185	$1,111,003
Accumulated impairment losses	(248,591)	(102,259)	—	(350,850)
	141,129	63,839	555,185	760,153
Acquisitions	—	—	20,851	20,851
Foreign currency exchange rate changes	28	—	14,229	14,257
Balance as of March 31, 2017
Goodwill	389,748	166,098	590,265	1,146,111
Accumulated impairment losses	(248,591)	(102,259)	—	(350,850)
	$141,157	$63,839	$590,265	$795,261
Other intangible assets consist of the following:

		As of March 31, 2017			As of December 31, 2016
(in thousands)	Useful Life Range	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Student and customer relationships	1–10 years (1)	$131,975	$60,389	$71,586	$129,616	$55,863	$73,753
Trade names and trademarks	2–10 years	56,270	30,654	25,616	55,240	29,670	25,570
Network affiliation agreements	15 years	45,900	638	45,262	—	—	—
Databases and technology	3–5 years	9,051	4,565	4,486	5,601	4,368	1,233
Noncompete agreements	2–5 years	1,730	1,464	266	1,730	1,404	326
Other	1–8 years	12,030	5,322	6,708	12,030	4,973	7,057
		$256,956	$103,032	$153,924	$204,217	$96,278	$107,939
Indefinite-Lived Intangible Assets
Trade names and trademarks		$65,953			$65,192
FCC licenses		26,600			—
Licensure and accreditation		650			834
		$93,203			$66,026
____________

(1)	The Company's student and customer relationships’ minimum useful life was 2 years as of December 31, 2016.

5. DEBT
The Company’s borrowings consist of the following:

	As of
	March 31, 2017	December 31, 2016
(in thousands)
7.25% unsecured notes due February 1, 2019 (1)	$399,166	$399,052
UK Credit facility (2)	92,856	91,316
Other indebtedness	1,322	1,479
Total Debt	$493,344	$491,847
Less: current portion	(6,158)	(6,128)
Total Long-Term Debt	$487,186	$485,719
____________

(1)	The carrying value is net of $0.1 million of unamortized debt issuance costs as of March 31, 2017 and December 31, 2016, respectively.

(2)	The carrying value is net of $0.5 million of unamortized debt issuance costs as of March 31, 2017 and December 31, 2016, respectively.
The Company’s other indebtedness at March 31, 2017 is at interest rates from 2% and 6% and matures from 2019 to 2025.
On July 14, 2016, Kaplan entered into a Facility Agreement (the Kaplan Credit Agreement) among Kaplan International Holdings Limited, as borrower, the lenders party thereto, HSBC BANK PLC as Facility Agent, and other agents party thereto. The Kaplan Credit Agreement provides for a four-year credit facility in an aggregate principal amount of £75 million. Borrowings bear interest at a rate per annum of LIBOR plus an applicable interest rate margin between 1.25% and 1.75%, in each case determined on a quarterly basis by reference to a pricing grid based upon the Company's total leverage ratio. The Kaplan Credit Agreement requires that 6.66% of the amount of the loan be repaid on the first three anniversaries of funding, with the remaining balance due on July 1, 2020. The Kaplan Credit Agreement contains terms and conditions, including remedies in the event of a default by the Company, typical of facilities of this type and requires the Company to maintain a leverage ratio of not greater than 3.5 to 1.0 and a consolidated interest coverage ratio of at least 3.5 to 1.0 based upon the ratio of consolidated adjusted EBITDA to consolidated interest expense as determined pursuant to the Kaplan Credit Agreement. As of March 31, 2017, the Company is in compliance with all financial covenants.
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
During the three months ended March 31, 2017 and 2016, the Company had average borrowings outstanding of approximately $493.0 million and $399.9 million, respectively, at average annual interest rates of approximately 6.3% and 7.2%, respectively. During the three months ended March 31, 2017 and 2016, the Company incurred net interest expense of $6.8 million and $7.4 million, respectively.
At March 31, 2017, the fair value of the Company’s 7.25% unsecured notes, based on quoted market prices (Level 2 fair value assessment), totaled $431.8 million, compared with the carrying amount of $399.2 million. At December 31, 2016, the fair value of the Company’s 7.25% unsecured notes, based on quoted market prices (Level 2 fair value assessment), totaled $438.7 million, compared with the carrying amount of $399.1 million. The carrying value of the Company’s other unsecured debt at March 31, 2017 approximates fair value.

6. FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	As of March 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market investments (1)	$—	$442,864	$—	$442,864
Marketable equity securities (3)	433,787	—	—	433,787
Other current investments (4)	5,702	17,069	—	22,771
Total Financial Assets	$439,489	$459,933	$—	$899,422
Liabilities
Deferred compensation plan liabilities (5)	$—	$43,949	$—	$43,949
Interest rate swap (6)	—	488	—	488
Mandatorily redeemable noncontrolling interest (7)	—	—	12,584	12,584
Total Financial Liabilities	$—	$44,437	$12,584	$57,021

	As of December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market investments (1)	$—	$435,258	$—	$435,258
Commercial paper (2)	49,882	—	—	49,882
Marketable equity securities (3)	424,229	—	—	424,229
Other current investments (4)	6,957	17,055	—	24,012
Total Financial Assets	$481,068	$452,313	$—	$933,381
Liabilities
Deferred compensation plan liabilities (5)	$—	$46,300	$—	$46,300
Interest rate swap (6)	—	365	—	365
Mandatorily redeemable noncontrolling interest (7)	—	—	12,584	12,584
Total Financial Liabilities	$—	$46,665	$12,584	$59,249
____________

(1)	The Company’s money market investments are included in cash, cash equivalents and restricted cash and the value considers the liquidity of the counterparty.

(2)	The Company's commercial paper investments with original maturities of three months or less are included in cash and cash equivalents.

(3)	The Company’s investments in marketable equity securities are classified as available-for-sale.

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
7. EARNINGS PER SHARE
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

The following reflects the Company's net income and share data used in the basic and diluted earnings per share computations using the two-class method:

	Three Months Ended March 31
(in thousands, except per share amounts)	2017	2016
Numerator:
Numerator for basic earnings per share:
Net income attributable to Graham Holdings Company common stockholders	$21,086	$37,780
Less: Dividends paid-common stock outstanding and unvested restricted shares	(14,202)	(13,758)
Undistributed earnings	6,884	24,022
Percent allocated to common stockholders	99.04%	98.64%
	6,818	23,695
Add: Dividends paid-common stock outstanding	14,066	13,574
Numerator for basic earnings per share	$20,884	$37,269
Add: Additional undistributed earnings due to dilutive stock options	—	2
Numerator for diluted earnings per share	$20,884	$37,271
Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	5,535	5,623
Add: Effect of dilutive stock options	34	29
Denominator for diluted earnings per share	5,569	5,652
Graham Holdings Company Common Stockholders:
Basic earnings per share	$3.77	$6.63
Diluted earnings per share	$3.75	$6.59
Diluted earnings per share excludes the following weighted average potential common shares, as the effect would be antidilutive, as computed under the treasury stock method:

	Three Months Ended March 31
(in thousands)	2017	2016
Weighted average restricted stock	28	38
The diluted earnings per share amounts for the three months ended March 31, 2017 and March 31, 2016 exclude the effects of 102,000 stock options outstanding, as their inclusion would have been antidilutive due to a market condition. The diluted earnings per share amounts for the three months ended March 31, 2017 and March 31, 2016 exclude the effects of 5,450 and 6,100 restricted stock awards, respectively, as their inclusion would have been antidilutive due to a performance condition.
In the three months ended March 31, 2017, and March 31, 2016, the Company declared regular dividends totaling $2.54, and $2.42 respectively.
8. PENSION AND POSTRETIREMENT PLANS
Defined Benefit Plans. The total benefit arising from the Company’s defined benefit pension plans consists of the following components:

	Three Months Ended March 31
(in thousands)	2017	2016
Service cost	$4,914	$5,342
Interest cost	11,986	13,073
Expected return on assets	(30,337)	(30,548)
Amortization of prior service cost	43	74
Recognized actuarial gain	(1,294)	—
Net Periodic Benefit	$(14,688)	$(12,059)

The total cost arising from the Company’s Supplemental Executive Retirement Plan (SERP) consists of the following components:

	Three Months Ended March 31
(in thousands)	2017	2016
Service cost	$214	$246
Interest cost	1,058	1,096
Amortization of prior service cost	114	114
Recognized actuarial loss	444	665
Net Periodic Cost	$1,830	$2,121
Defined Benefit Plan Assets. The Company’s defined benefit pension obligations are funded by a portfolio made up of a U.S. stock index fund, a relatively small number of stocks and high-quality fixed-income securities that are held by a third-party trustee. The assets of the Company’s pension plan were allocated as follows:

	As of
	March 31, 2017	December 31, 2016

U.S. equities	50%	53%
U.S. stock index fund	31%	30%
U.S. fixed income	13%	11%
International equities	6%	6%
	100%	100%
The Company manages approximately 45% of the pension assets internally, of which the majority is invested in a U.S. stock index fund with the remaining investments in Berkshire Hathaway stock and short-term fixed income securities. The remaining 55% of plan assets are still managed by two investment companies. The goal for the investments is to produce moderate long-term growth in the value of these assets, while protecting them against large decreases in value. Both investment managers may invest in a combination of equity and fixed-income securities and cash. The managers are not permitted to invest in securities of the Company or in alternative investments. The investment managers cannot invest more than 20% of the assets at the time of purchase in the stock of Berkshire Hathaway or more than 10% of the assets in the securities of any other single issuer, except for obligations of the U.S. Government, without receiving prior approval from the Plan administrator. As of March 31, 2017, the investment managers can invest no more than 23% of the assets they manage in specified international exchanges, at the time the investment is made, and no less than 10% of the assets could be invested in fixed-income securities.
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
The Company evaluated its defined benefit pension plan asset portfolio for the existence of significant concentrations (defined as greater than 10% of plan assets) of credit risk as of March 31, 2017. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country and individual fund. At March 31, 2017 and December 31, 2016, the pension plan held investments in one common stock and one U.S. stock index fund that exceeded 10% of total plan assets. These investments were valued at $990.9 million and $978.8 million at March 31, 2017 and December 31, 2016, respectively, or approximately 47% and 48%, respectively, of total plan assets.
Other Postretirement Plans. The total cost arising from the Company’s other postretirement plans consists of the following components:

	Three Months Ended March 31
(in thousands)	2017	2016
Service cost	$257	$346
Interest cost	195	308
Amortization of prior service credit	(37)	(84)
Recognized actuarial gain	(973)	(375)
Net Periodic (Benefit) Cost	$(558)	$195

9. OTHER NON-OPERATING INCOME
A summary of non-operating income is as follows:

	Three Months Ended March 31
(in thousands)	2017	2016
Foreign currency gain (loss), net	1,728	(5,443)
(Loss) gain on sales of businesses	(342)	18,931
Gain on sales of marketable equity securities	—	1,754
Other, net	(537)	(146)
Total Other Non-Operating Income	$849	$15,096
In the first quarter of 2016, Kaplan sold Colloquy, which was a part of Kaplan corporate and other, for a gain of $18.9 million.
10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The other comprehensive income consists of the following components:

	Three Months Ended March 31
	2017			2016
	Before-Tax	Income	After-Tax	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$13,668	$—	$13,668	$3,845	$—	$3,845
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains for the period, net	9,558	(3,823)	5,735	343	(137)	206
Reclassification of realized gain on sale of available-for-sale securities included in net income	—	—	—	(1,754)	701	(1,053)
	9,558	(3,823)	5,735	(1,411)	564	(847)
Pension and other postretirement plans:
Amortization of net prior service cost included in net income	120	(48)	72	104	(41)	63
Amortization of net actuarial (gain) loss included in net income	(1,823)	729	(1,094)	290	(116)	174
	(1,703)	681	(1,022)	394	(157)	237
Cash flow hedge:
Loss for the period	(124)	25	(99)	—	—	—
Other Comprehensive Income	$21,399	$(3,117)	$18,282	$2,828	$407	$3,235
The accumulated balances related to each component of other comprehensive income (loss) are as follows:

(in thousands, net of taxes)	Cumulative Foreign Currency Translation Adjustment	Unrealized Gain on Available-for- Sale Securities	Unrealized Gain on Pensions and Other Postretirement Plans	Cash Flow Hedge	Accumulated Other Comprehensive Income
Balance as of December 31, 2016	$(26,998)	$92,931	$170,830	$(277)	$236,486
Other comprehensive income (loss) before reclassifications	13,668	5,735	—	(124)	19,279
Net amount reclassified from accumulated other comprehensive income (loss)	—	—	(1,022)	25	(997)
Other comprehensive income (loss), net of tax	13,668	5,735	(1,022)	(99)	18,282
Balance as of March 31, 2017	$(13,330)	$98,666	$169,808	$(376)	$254,768

The amounts and line items of reclassifications out of Accumulated Other Comprehensive Income (Loss) are as follows:

	Three Months Ended March 31		Affected Line Item in the Condensed Consolidated Statement of Operations

(in thousands)	2017	2016
Unrealized Gains on Available-for-sale Securities:
Realized gain for the period	$—	$(1,754)	Other income, net
	—	701	Provision for Income Taxes
	—	(1,053)	Net of Tax
Pension and Other Postretirement Plans:
Amortization of net prior service cost	120	104	(1)
Amortization of net actuarial (gain) loss	(1,823)	290	(1)
	(1,703)	394	Before tax
	681	(157)	Provision for Income Taxes
	(1,022)	237	Net of Tax
Cash Flow Hedge
	31	—	Interest expense
	(6)	—	Provision for Income Taxes
	25	—	Net of Tax
Total reclassification for the period	$(997)	$(816)	Net of Tax
____________

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension and postretirement plan cost (see Note 8).
11. CONTINGENCIES
Litigation, Legal and Other Matters.  The Company and its subsidiaries are involved in various legal, regulatory and other proceedings that arise in the ordinary course of its business. Although the outcomes of these proceedings against the Company cannot be predicted with certainty, based on currently available information, management believes that there are no existing claims or proceedings that are likely to have a material effect on the Company's business, financial condition, results of operations or cash flows. However, based on currently available information, management believes it is reasonably possible that future losses from existing legal, regulatory and other proceedings in excess of the amounts accrued could reach approximately $20 million.
ED Program Reviews.  ED has undertaken program reviews at various KHE locations. Currently, there are five open program reviews, four of which are at campuses that were formerly a part of the KHE Campuses business, including the ED’s final reports on the program reviews at former KHE Hammond, IN, San Antonio, TX, Broomall, PA, and Pittsburgh, PA, locations. Kaplan retains responsibility for any financial obligation resulting from the ED program reviews at the KHE Campuses business that were open at the time of sale.
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

12. BUSINESS SEGMENTS
The Company has four reportable segments: Kaplan Higher Education, Kaplan Test Preparation, Kaplan International and television broadcasting.
The following table summarizes financial information related to each of the Company's business segments:

	Three Months Ended March 31
(in thousands)	2017	2016
Operating Revenues
Education	$372,897	$401,076
Television broadcasting	91,496	92,018
Other businesses	118,324	108,716
Corporate office	—	—
Intersegment elimination	—	(70)
	$582,717	$601,740
Income (Loss) from Operations
Education	$9,031	$14,488
Television broadcasting	25,969	41,220
Other businesses	(10,564)	(5,730)
Corporate office	4,618	1,894
	$29,054	$51,872
Equity in Earnings of Affiliates, Net	649	1,004
Interest Expense, Net	(6,766)	(7,357)
Other Income, Net	849	15,096
Income Before Income Taxes	$23,786	$60,615
Depreciation of Property, Plant and Equipment
Education	$8,584	$11,103
Television broadcasting	2,594	2,377
Other businesses	3,184	3,027
Corporate office	290	254
	$14,652	$16,761
Amortization of Intangible Assets
Education	$1,120	$1,681
Television broadcasting	902	63
Other businesses	4,814	4,518
Corporate office	—	—
	$6,836	$6,262
Net Pension (Credit) Expense
Education	$2,706	$3,109
Television broadcasting	493	439
Other businesses	483	254
Corporate office	(18,370)	(15,861)
	$(14,688)	$(12,059)

Asset information for the Company’s business segments are as follows:

	As of
(in thousands)	March 31, 2017	December 31, 2016
Identifiable Assets
Education	$1,475,285	$1,479,267
Television broadcasting	445,278	336,631
Other businesses	698,908	796,935
Corporate office	466,130	455,209
	$3,085,601	$3,068,042
Investments in Marketable Equity Securities	433,787	424,229
Investments in Affiliates	60,287	58,806
Prepaid Pension Cost	836,430	881,593
Total Assets	$4,416,105	$4,432,670

The Company’s education division comprises the following operating segments:

	Three Months Ended
	March 31
(in thousands)	2017	2016
Operating Revenues
Higher education	$144,310	$165,549
Test preparation	64,568	66,462
Kaplan international	164,562	169,287
Kaplan corporate and other	14	125
Intersegment elimination	(557)	(347)
	$372,897	$401,076
Income (Loss) from Operations
Higher education	$12,604	$21,306
Test preparation	(2,864)	(2,310)
Kaplan international	7,707	4,897
Kaplan corporate and other	(8,469)	(9,405)
Intersegment elimination	53	—
	$9,031	$14,488
Depreciation of Property, Plant and Equipment
Higher education	$3,431	$4,175
Test preparation	1,341	1,781
Kaplan international	3,682	5,060
Kaplan corporate and other	130	87
	$8,584	$11,103
Amortization of Intangible Assets	$1,120	$1,681
Pension Expense
Higher education	$2,044	$1,905
Test preparation	911	768
Kaplan international	87	67
Kaplan corporate and other	(336)	369
	$2,706	$3,109
Asset information for the Company's education division is as follows:

	As of
(in thousands)	March 31, 2017	December 31, 2016
Identifiable assets
Higher education	$321,573	$373,127
Test preparation	133,061	133,709
Kaplan international	1,000,432	950,922
Kaplan corporate and other	20,219	21,509
	$1,475,285	$1,479,267

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.
This analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto.
Results of Operations
The Company reported net income attributable to common shares of $21.1 million ($3.75 per share) for the first quarter of 2017, compared to $37.8 million ($6.59 per share) for the first quarter of 2016.
Items included in the Company’s net income for the first quarter of 2017:

•	$1.7 million in non-operating foreign currency gains (after-tax impact of $1.1 million, or $0.19 per share); and

•	$5.9 million in income tax benefits related to stock compensation ($1.06 per share).
Items included in the Company’s net income for the first quarter of 2016:

•	an $18.9 million non-operating gain arising from the sale of a business (after-tax impact of $11.9 million, or $2.08 per share);

•	a $1.8 million gain on sale of marketable equity securities (after-tax impact of $1.1 million, or $0.19 per share); and

•	$5.4 million in non-operating foreign currency losses (after-tax impact of $3.4 million, or $0.60 per share).
Revenue for the first quarter of 2017 was $582.7 million, down 3% from $601.7 million in the first quarter of 2016. Revenues declined at the education and television broadcasting divisions, offset by an increase in other businesses. The Company reported operating income of $29.1 million for the first quarter of 2017, compared to $51.9 million for the first quarter of 2016. The operating income decline is driven by lower earnings at the television broadcasting division largely due to a new NBC contract for the Company's NBC affiliates in Houston and Detroit, and a decrease in earnings at Kaplan Higher Education (KHE) due to lower enrollments at Kaplan University. Operating results for other businesses were also down for the quarter.
Division Results
Education
Education division revenue totaled $372.9 million for the first quarter of 2017, down 7% from revenue of $401.1 million for the same period of 2016. Kaplan reported operating income of $9.0 million for the first quarter of 2017, compared to $14.5 million for the first quarter of 2016.
A summary of Kaplan’s operating results for the first quarter of 2017 compared to 2016 is as follows:

	Three Months Ended
	March 31
(in thousands)	2017	2016	% Change
Revenue
Higher education	$144,310	$165,549	(13)
Test preparation	64,568	66,462	(3)
Kaplan international	164,562	169,287	(3)
Kaplan corporate and other	14	125	(89)
Intersegment elimination	(557)	(347)	—
	$372,897	$401,076	(7)
Operating Income (Loss)
Higher education	$12,604	$21,306	(41)
Test preparation	(2,864)	(2,310)	(24)
Kaplan international	7,707	4,897	57
Kaplan corporate and other	(7,349)	(7,724)	5
Amortization of intangible assets	(1,120)	(1,681)	33
Intersegment elimination	53	—	—
	$9,031	$14,488	(38)
KHE includes Kaplan’s domestic postsecondary education businesses, made up of fixed-facility colleges and online postsecondary and career programs. KHE also includes the domestic professional and other continuing education businesses.

In the first quarter of 2017, KHE revenue was down 13%, due to declines in average enrollments at Kaplan University, offset by increased revenues at the domestic professional and other continuing education businesses. KHE operating results declined in the first quarter of 2017 due primarily to lower enrollment at Kaplan University.
New higher education student enrollments at Kaplan University were up 2% in the first quarter of 2017; however, total students at Kaplan University were 32,536 at March 31, 2017, down 13% from March 31, 2016.
Kaplan University enrollments at March 31, 2017 and 2016, by degree and certificate programs, are as follows:

	As of March 31
	2017	2016
Certificate	8.7%	5.8%
Associate’s	17.7%	22.1%
Bachelor’s	51.0%	50.5%
Master’s	22.6%	21.6%
	100.0%	100.0%
Kaplan Test Preparation (KTP) includes Kaplan’s standardized test preparation programs. KTP revenue declined 3% for the first quarter of 2017. Enrollments, excluding the new economy skills training offerings, were down 3% for the first three months of 2017. In comparison to 2016, KTP operating results were down 24% in the first quarter of 2017 due to lower revenues. Operating losses for the new economy skills training programs were $3.8 million and $4.1 million for the first quarter of 2017 and 2016, respectively.
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
Kaplan International revenue declined 3% for the first quarter of 2017; on a constant currency basis, revenue increased 4% primarily due to growth in Pathways enrollments. Operating income increased in the first quarter of 2017, due largely to the improved Pathways and English-language results, partially offset by a decline in Singapore.
Kaplan corporate and other represents unallocated expenses of Kaplan, Inc.’s corporate office, other minor businesses and certain shared activities.
In the first quarter of 2016, Kaplan sold Colloquy, which was a part of Kaplan corporate and other, for a gain of $18.9 million that is included in other non-operating income.
Television Broadcasting
On January 17, 2017, the Company closed on its agreement with Nexstar Broadcasting Group, Inc. and Media General, Inc. to acquire WCWJ, a CW affiliate television station in Jacksonville, FL and WSLS, an NBC affiliate television station in Roanoke, VA for $60 million in cash and the assumption of certain pension obligations. The Company continues to operate both stations under their current network affiliations.
Revenue at the television broadcasting division decreased 1% to $91.5 million in the first quarter of 2017, from $92.0 million in the same period of 2016. Excluding revenue from the two newly acquired stations, revenue declined 6% due to a $4.2 million decrease in political advertising revenue and lower network revenue, offset by $2.9 million in higher retransmission revenues. As previously disclosed, the Company's NBC affiliates in Houston and Detroit are operating under a new contract with NBC effective January 1, 2017 that has resulted in a significant increase in network fees in 2017, compared to 2016. Operating income for the first quarter of 2017 decreased 37% to $26.0 million, from $41.2 million in the same period of 2016 due to the significantly higher network fees and lower revenues. The Company's television broadcasting division stations are operating under a new retransmission contract with Comcast effective April 1, 2017.

Other Businesses
A summary of Other Businesses’ operating results for the first quarter of 2017 compared to 2016 is as follows:

	Three Months Ended
	March 31%
(in thousands)	2017	2016	Change
Operating Revenues
Manufacturing	$61,898	$56,675	9
Healthcare	36,899	35,880	3
SocialCode	12,574	10,655	18
Other	6,953	5,506	26
	$118,324	$108,716	9
Operating Expenses
Manufacturing	$58,233	$55,538	5
Healthcare	37,825	33,361	13
SocialCode	17,082	13,625	25
Other	15,748	11,922	32
	$128,888	$114,446	13
Operating Income (Loss)
Manufacturing	$3,665	$1,137	—
Healthcare	(926)	2,519	—
SocialCode	(4,508)	(2,970)	(52)
Other	(8,795)	(6,416)	(37)
	$(10,564)	$(5,730)	(84)
Depreciation
Manufacturing	$1,508	$1,873	(19)
Healthcare	1,069	737	45
SocialCode	246	229	7
Other	361	188	92
	$3,184	$3,027	5
Amortization of Intangible Assets
Manufacturing	$3,077	$2,817	9
Healthcare	1,654	1,681	(2)
SocialCode	83	—	—
Other	—	20	—
	$4,814	$4,518	7
Pension Expense
Manufacturing	$25	$18	39
Healthcare	166	—	—
SocialCode	154	124	24
Other	138	112	23
	$483	$254	90
Manufacturing includes three businesses: Dekko, a manufacturer of electrical workspace solutions, architectural lighting and electrical components and assemblies; Joyce/Dayton Corp., a Dayton, OH-based manufacturer of screw jacks and other linear motion systems; and Forney, a global supplier of products and systems that control and monitor combustion processes in electric utility and industrial applications. In September 2016, Dekko acquired Electri-Cable Assemblies (ECA), a Shelton, CT-based manufacturer of power, data and electrical solutions for the office furniture industry.
Manufacturing revenues and operating income increased in the first three months of 2017 due to growth and improved results at Dekko, including the ECA acquisition.
In April 2017, the Company acquired Hoover Treated Wood Products, Inc., a Thomson, GA-based supplier of pressure impregnated kiln-dried lumber and plywood products for fire retardant and preservative applications.
The Graham Healthcare Group (GHG) provides home health and hospice services in three states. In June 2016, the Company acquired the outstanding 20% redeemable noncontrolling interest in Residential Healthcare (Residential). Also in June 2016, Celtic Healthcare (Celtic) and Residential combined their business operations and the Company now owns 90% of the combined entity, known as GHG. Healthcare revenues increased 3% in the first three months of 2017, while operating results were down due largely to an increase in information systems and other integration costs.

SocialCode is a provider of marketing solutions on social, mobile and video platforms. SocialCode revenues increased 18% in the first quarter of 2017, due to continued growth in digital advertising service revenues. SocialCode reported operating losses of $4.5 million for the first quarter of 2017, compared to $3.0 million in the first quarter of 2016.
Other businesses also include Slate and Foreign Policy, which publish online and print magazines and websites; and two investment stage businesses, Panoply and CyberVista. Losses from each of these businesses in the first quarter of 2017 adversely affected operating results.
Corporate Office
Corporate office includes the expenses of the Company’s corporate office, the pension credit for the Company’s traditional defined benefit plan and certain continuing obligations related to prior business dispositions. The total pension credit for the Company’s traditional defined benefit plan was $18.5 million and $16.0 million in the first three months of 2017 and 2016, respectively.
Without the pension credit, corporate office expenses declined slightly in the first three months of 2017.
Equity in Earnings of Affiliates
At March 31, 2017, the Company held interests in a number of home health and hospice joint ventures, and interests in several other affiliates. The Company recorded equity in earnings of affiliates of $0.6 million for the first quarter of 2017, compared to $1.0 million for the first quarter of 2016.
Other Non-Operating Income (Expense)
The Company recorded total other non-operating income, net, of $0.8 million for the first quarter of 2017, compared to $15.1 million for the first quarter of 2016. The 2017 amounts included $1.7 million in foreign currency gains, partially offset by other items. The 2016 amounts included an $18.9 million gain on the sale of a business and a $1.8 million gain on the sale of marketable equity securities, offset by $5.4 million in foreign currency losses and other items.
Net Interest Expense and Related Balances
The Company incurred net interest expense of $6.8 million for the first quarter of 2017, compared to $7.4 million for the first quarter of 2016. At March 31, 2017, the Company had $493.3 million in borrowings outstanding at an average interest rate of 6.3% and cash, marketable equity securities and other investments of $1,113.9 million.
Provision for Income Taxes
The Company's effective tax rate for the first three months of 2017 was 11.4%, compared to 37.0% for the first three months of 2016. The low effective tax rate in the first quarter of 2017 is due to a $5.9 million income tax benefit related to the vesting of restricted stock awards. In the first quarter of 2017, the Company adopted a new accounting standard that requires all excess income tax benefits and deficiencies from stock compensation to be recorded as discrete items in the provision for income taxes. Excluding this $5.9 million benefit, the overall income tax rate in the first quarter of 2017 was 36.3%.
Earnings Per Share
The calculation of diluted earnings per share for the first quarter of 2017 was based on 5,568,903 weighted average shares outstanding, compared to 5,651,655 for the first quarter of 2016. At March 31, 2017, there were 5,590,529 shares outstanding. On May 14, 2015, the Board of Directors authorized the Company to acquire up to 500,000 shares of its Class B common stock; the Company has remaining authorization for 223,526 shares as of March 31, 2017.
Kaplan University Transaction
On April 27, 2017, certain Kaplan subsidiaries entered into a Contribution and Transfer Agreement (Transfer Agreement) to contribute the institutional assets and operations of Kaplan University (KU) to a new, nonprofit, public-benefit corporation (New University) affiliated with Purdue University (Purdue) in exchange for a Transition and Operations Support Agreement (TOSA) to provide key non-academic operations support to New University for an initial term of 30 years with a buy-out option after six years.
Subject to the terms and conditions of the Transfer Agreement, KU, which specializes in online education and is accredited by the Higher Learning Commission of the North Central Association of Colleges and Schools (HLC), will transfer certain assets of its Title IV-authorized and accredited academic institution to New University. New

University will operate as a new Indiana public university, as authorized by the Indiana legislature, affiliated with Purdue University and focused on expanding access to education for non-traditional adult learners.
New University will initially consist of the seven schools and colleges that now comprise KU (excluding the Kaplan University School of Professional and Continuing Education (KU-PACE)), which together offer more than 100 diploma, certificate, associate, bachelor, masters and doctoral degree programs, as well as 15 campus and learning center locations. Current online and campus KU students, approximately 32,000, will transfer to New University. Current full-time and adjunct faculty and staff at KU, approximately 3,000 employees, will also transfer to New University. New University will be governed by its own board of trustees that will fully control all of the functions of New University, the members of which will be appointed by Purdue. Upon approval by its accreditor, New University will have its own institutional accreditation and maintain its own faculty and administrative operations.
In addition, as part of the transfer of KU’s academic institution, students, academic personnel, faculty and operations, and property leases for KU’s campuses and learning centers, KU also will transfer Kaplan-owned academic curriculum and content related to KU courses (collectively and including such specific assets as described in the Transfer Agreement, the “Institutional Assets”). The transfer does not include any of the assets of KU-PACE, which provides professional training and exam preparation for professional certifications and licensures, nor does it include the transfer of other Kaplan businesses such as Kaplan Test Preparation and Kaplan International.
Kaplan will receive nominal cash consideration upon transfer of KU’s Institutional Assets. In exchange for KU’s Institutional Assets, upon closing of the transactions contemplated by the Transfer Agreement, the parties will enter into the TOSA. Under the TOSA, Kaplan will provide operations support activities to New University including, but not limited to, technology support, help-desk functions, human resources support for transferred faculty and employees, admissions support, financial aid administration, marketing and advertising, back-office business functions, international student recruiting and certain test preparation services.
Pursuant to the TOSA, Kaplan is not entitled to receive any reimbursement of costs incurred in providing support functions, or any fee, unless and until New University has first covered all of its operating costs. In addition, during each of New University’s first five years, prior to any payment to Kaplan, New University is entitled to a priority payment of $10 million per year beyond costs, which will be paid out of New University’s revenue. To the extent New University’s revenue is insufficient to pay the $10 million per year priority payment, Kaplan is required to advance an amount to New University to cover such insufficiency. In addition, if New University achieves cost savings in its budgeted operating costs, then New University may be entitled to a payment equal to 20 percent of such savings (the “Efficiency Payment”). To the extent that there are sufficient revenues to pay the Efficiency Payment, pay the priority payment and to reimburse New University for its direct expenses, Kaplan will receive reimbursement for Kaplan’s costs of providing the support activities in addition to a fee equal to 12.5 percent of New University’s revenue.
The TOSA has a 30-year initial term, which will automatically renew for five-year periods unless terminated. After the sixth year, New University has the right to terminate the agreement upon payment of a termination fee equal to 1.25 times New University’s revenue for the preceding 12-month period (the “Buy-out Fee”), which payment would be made pursuant to a 10-year note, and at New University’s election, it may receive for no additional consideration certain assets used by Kaplan to provide the support activities pursuant to the TOSA. At the end of the 30-year term, if New University does not renew the TOSA, New University would be obligated to make a final payment of six times the fees paid or payable during the preceding 12-month period, which payment would be made pursuant to a 10-year note, and at New University’s election, it may receive for no additional consideration certain assets used by Kaplan to provide the support activities pursuant to the TOSA.
Either party may terminate the TOSA at any time if New University generates (i) $25 million in cash operating losses for three consecutive years or (ii) aggregate cash operating losses greater than $75 million at any point during the initial term. Operating loss is defined as the amount of revenue New University generates minus the sum of (1) New University’s and Kaplan’s respective costs in performing academic and support functions and (2) the $10 million priority payment to New University in each of the first five years. Upon termination for any reason, New University would retain the assets that Kaplan contributed pursuant to the Transfer Agreement. Each party also has certain termination rights in connection with a material default or material breach of the TOSA by the other party.
Kaplan, on the one hand, and Purdue, on the other hand, will indemnify each other for damages arising from the indemnifying party’s breaches of its representations and warranties and covenants under the Transfer Agreement as well as for damages arising from certain specified liabilities, subject to certain limitations set forth in the Transfer Agreement.
Consummation of the transactions contemplated by the Transfer Agreement is subject to various closing conditions, including, among others, regulatory approvals from the U.S. Department of Education, the Indiana Commission for Higher Education and HLC, which is the regional accreditor of both Purdue and Kaplan University, and certain other state educational agencies and accreditors of programs. Kaplan is unable to predict with certainty when and if such approvals will be obtained; however, it expects that all approvals will not be received until the fourth quarter of 2017. If the transaction is not consummated by April 30, 2018, either party may terminate the Transfer Agreement.
Financial Condition: Capital Resources and Liquidity
Acquisitions, Dispositions and Exchanges
Acquisitions.  In April 2017, the Company acquired Hoover Treated Wood Products, Inc., a Thomson, GA-based supplier of pressure impregnated kiln-dried lumber and plywood products for fire retardant and preservative applications for approximately $205 million, net of cash acquired.
In the first three months of 2017, the Company acquired four businesses, two in its television broadcasting division and two in its education division for $86.5 million in cash and contingent consideration, and the assumption of $59.1 million in certain pension and postretirement obligations.
On January 17, 2017, the Company closed on its agreement with Nexstar Broadcasting Group, Inc. and Media General, Inc. to acquire the assets of WCWJ, a CW affiliate television station in Jacksonville, FL and WSLS, an NBC affiliate television station in Roanoke, VA for cash and the assumption of certain pension obligations. The acquisition of WCWJ and WSLS will complement the other stations that GMG operates.
In February 2017, Kaplan acquired a 100% interest in Genesis Training Institute, a Dubai-based provider of professional development training in the United Arab Emirates, by purchasing all of its issued and outstanding shares. Additionally, Kaplan acquired a 100% interest in Red Marker Pty Ltd, an Australia-based regulatory technology company by purchasing all of its outstanding shares. These acquisitions are expected to provide certain strategic benefits in the future.
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
In September 2016, Group Dekko, Inc. (Dekko) acquired a 100% interest in Electri-Cable Assemblies (ECA), a Shelton, CT-based manufacturer of power, data and electrical solutions for the office furniture industry, by purchasing all of its issued and outstanding shares. Dekko's primary reasons for the acquisition were to complement existing product offerings and provide opportunities for synergies across the businesses. Dekko is included in other businesses.
Sale of Businesses. In February 2017, Graham Healthcare Group (GHG) completed the sale of Celtic Healthcare of Maryland. The results of GHG are included in other businesses.
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
In June 2016, the Company purchased the outstanding 20% redeemable noncontrolling interest in Residential. At that time, the Company recorded an increase to redeemable noncontrolling interest of $3.0 million, with a corresponding decrease to capital in excess of par value, to reflect the redemption value of the redeemable noncontrolling interest at $24.0 million. Following this transaction, Celtic and Residential combined their business operations to form GHG. The redeemable noncontrolling interest shareholders in Celtic exchanged their 20% interest in Celtic for a 10% mandatorily redeemable noncontrolling interest in the combined entity and the Company recorded a $4.1 million net increase to the mandatorily redeemable noncontrolling interest to reflect the estimated fair value of the mandatorily redeemable noncontrolling interest. The minority shareholders have an option to put their shares to the Company starting in 2020, and are required to put a percentage of their shares in 2022 and 2024, with the remaining shares required to be put by the minority shareholders in 2026. The redemption value is based on an EBITDA multiple, adjusted for working capital and other items, computed annually, with no limit on the amount payable. The Company now owns 90% of GHG. Because the noncontrolling interest is now mandatorily redeemable by the Company by 2026, it is reported as a noncurrent liability at March 31, 2017.
Capital Expenditures
During the first three months of 2017, the Company’s capital expenditures totaled $14.6 million. This amount includes assets acquired during the year, whereas the amounts reflected in the Company's Condensed Statements of Cash Flows are based on cash payments made during the relevant periods. The Company estimates that its capital expenditures will be in the range of $70 million to $80 million in 2017.
Liquidity
The Company’s borrowings were $493.3 million and $491.8 million, at March 31, 2017 and December 31, 2016, respectively.
At March 31, 2017, the Company had cash and cash equivalents, restricted cash and investments in marketable securities and other investments totaling $1,113.9 million, compared with $1,119.1 million at December 31, 2016. The Company’s net cash provided by operating activities, as reported in the Company’s Condensed Consolidated Statements of Cash Flows, was $91.9 million for the first three months of 2017, compared to $60.9 million for the first three months of 2016. The increase is largely due to significant cash receipts from customers received in the first quarter of 2017 compared to 2016.
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
At March 31, 2017 and December 31, 2016, the Company had working capital of $980.9 million and $1,052.4 million, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments. The Company expects to fund its estimated capital needs primarily through existing cash balances and internally generated funds. In management’s opinion, the Company will have sufficient liquidity to meet its various cash needs throughout 2017.
In July 2016, Kaplan International Holdings Limited (KIHL) entered into an agreement with University of York International Pathway College LLP  (York International College) to loan the LLP approximately £25 million over the next eighteen months, to construct an academic building in the UK to be used by the College. York International College is a limited liability partnership joint venture between Kaplan York Limited (a subsidiary of Kaplan International Colleges UK Limited) and a subsidiary of the University of York, that operates a pathways college. The loan will be repayable over 25 years at an interest rate of 7% and the loan is guaranteed by the University of York. While there is no strict requirement to make annual principal and interest payments, interest will be rolled up and accrue interest at 7% if no such payments are made. The loan becomes due and payable if the partnership agreement with Kaplan is terminated. In the second half of 2016, KIHL advanced approximately £11.0 million to York International College. In the first quarter of 2017, there was no additional advance made.
There were no other significant changes to the Company’s contractual obligations or other commercial commitments from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The Company is exposed to market risk in the normal course of its business due primarily to its ownership of marketable equity securities, which are subject to equity price risk; to its borrowing and cash-management activities, which are subject to interest rate risk; and to its foreign business operations, which are subject to foreign exchange rate risk. The Company’s market risk disclosures set forth in its 2016 Annual Report filed on Form 10-K have not otherwise changed significantly.
Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (the Company’s principal executive officer) and the Company’s Senior Vice President-Finance (the Company’s principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of March 31, 2017. Based on that evaluation, the Company’s Chief Executive Officer and Senior Vice President-Finance have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Senior Vice President-Finance, in a manner that allows timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1A. Risk Factors.
The Company faces a number of significant risks and uncertainties in connection with its operations. If any of the events or developments described below occurs, it could have a material adverse effect on the Company’s business, financial condition or results of operations.
Other than as subsequently discussed, there have been no material changes to the Risk Factors disclosed in our 2016 Form 10-K.

•
The Proposed Transfer of Kaplan University is Subject to Receipt of Regulatory Approvals, that if not Obtained, Could Delay or Prevent Consummation of the Proposed Transaction and Could Disrupt the Business of Kaplan University During the Pendency of the Transaction

On April 27, 2017, Kaplan Higher Education and Iowa College Acquisition LLC, (collectively, “Kaplan”), subsidiaries of the Company, entered into an agreement with Purdue University (“Purdue”) to contribute the Kaplan University institution and its institutional assets and operations to a new, non-profit, public-benefit corporation (“New University”) affiliated with Purdue in exchange for an agreement pursuant to which Kaplan will provide key non-academic operations support services to New University for an initial term of 30 years with a buy-out option after six years (collectively, the “Transaction”). Before the proposed Transaction may be consummated, regulatory approvals, including from the U.S. Department of Education, the Indiana Commission for Higher Education and the Higher Learning Commission of the North Central Association of Colleges and Schools must be obtained and other closing conditions must be satisfied. There can be no assurances that these regulatory approvals will be obtained on the currently contemplated timeline or at all. In addition, as a condition to granting these regulatory approvals, a regulatory authority may require changes to the agreement pursuant to which Kaplan will provide post-closing support services and these changes may negatively impact our financial condition and results of operations. A material delay in obtaining such approvals may create uncertainty or otherwise have negative consequences, including adverse changes in our relationships with our students, vendors and faculty, adverse impacts on employee recruiting and retention efforts, and diversion of management’s attention and internal resources from ongoing business, any of which may materially and adversely affect our financial condition and results of operations. In addition, during the pendency of the transaction, Kaplan will be required to operate its business in the ordinary course of business consistent with past practice and will be restricted from taking certain actions with respect to its business. We cannot predict with certainty whether and when any of the required closing conditions will be satisfied. Whether or not the proposed Transaction is consummated, while it is pending, Kaplan will continue to incur costs, fees, expenses and charges related to the proposed Transaction. Moreover, if the Transaction is consummated, Kaplan may not be able to achieve the expected benefits of the Transaction and may be required to advance amounts to New University, including to fund a $10 million per year priority payment to New University during the first five years following closing.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the quarter ended March 31, 2017, the Company purchased shares of its Class B Common Stock as set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan*	Maximum Number of Shares that May Yet Be Purchased Under the Plan*
January	—	$—	—	224,276
February	750	526.90	—	223,526
March	—	—	—	223,526
	750	$526.90	—
* On May 14, 2015 the Company’s Board of Directors authorized the Company to purchase, on the open market or otherwise, up to 500,000 shares of its Class B Common Stock. There is no expiration date for that authorization. In the first quarter of 2017, 750 shares were purchased from a recipient of vested awards of restricted shares at market price.

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

101
The following financial information from Graham Holdings Company Quarterly Report on Form 10-Q for the period ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2107 and 2016, (ii) Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2017 and 2016, (iii) Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (iv) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2017 and 2016, and (v) Notes to Condensed Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed “furnished” and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

* Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAHAM HOLDINGS COMPANY
(Registrant)

Date: May 3, 2017	/s/ Timothy J. O'Shaughnessy
Timothy J. O’Shaughnessy, President & Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2017	/s/ Wallace R. Cooney
Wallace R. Cooney, Senior Vice President-Finance (Principal Financial Officer)