Form 10-Q
period 2017-06-30
Graham Holdings Co
filed 2017-08-02
CIK 104889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2017
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
Shares outstanding at July 28, 2017:
Class A Common Stock – 964,001 Shares
Class B Common Stock – 4,628,229 Shares

GRAHAM HOLDINGS COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30

(in thousands, except per share amounts)	2017	2016	2017	2016
Operating Revenues
Education	$386,698	$419,144	$759,673	$820,150
Advertising	73,532	70,901	137,648	139,059
Other	215,857	138,888	361,483	271,464
	676,087	628,933	1,258,804	1,230,673
Operating Costs and Expenses
Operating	358,252	296,033	658,918	587,665
Selling, general and administrative	213,848	236,437	445,357	471,650
Depreciation of property, plant and equipment	15,871	16,045	30,523	32,806
Amortization of intangible assets	10,531	6,278	17,367	12,540
Impairment of goodwill and other long-lived assets	9,224	—	9,224	—
	607,726	554,793	1,161,389	1,104,661
Income from Operations	68,361	74,140	97,415	126,012
Equity in earnings (losses) of affiliates, net	1,331	(891)	1,980	113
Interest income	1,173	721	2,536	1,312
Interest expense	(9,035)	(7,971)	(17,164)	(15,919)
Other income, net	4,069	19,000	4,918	34,096
Income Before Income Taxes	65,899	84,999	89,685	145,614
Provision for Income Taxes	23,900	23,800	26,600	46,200
Net Income	41,999	61,199	63,085	99,414
Net Income Attributable to Noncontrolling Interests	(3)	(433)	(3)	(868)
Net Income Attributable to Graham Holdings Company Common Stockholders	$41,996	$60,766	$63,082	$98,546
Per Share Information Attributable to Graham Holdings Company Common Stockholders
Basic net income per common share	$7.51	$10.82	$11.29	$17.42
Basic average number of common shares outstanding	5,539	5,544	5,537	5,584
Diluted net income per common share	$7.46	$10.76	$11.21	$17.33
Diluted average number of common shares outstanding	5,577	5,574	5,573	5,613

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2017	2016	2017	2016
Net Income	$41,999	$61,199	$63,085	$99,414
Other Comprehensive Income, Before Tax
Foreign currency translation adjustments:
Translation adjustments arising during the period	9,638	(5,121)	23,306	(1,276)
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) for the period, net	13,976	(5,307)	23,534	(4,964)
Reclassification of realized gain on sale of available-for-sale securities included in net income	—	(4,502)	—	(6,256)
	13,976	(9,809)	23,534	(11,220)
Pension and other postretirement plans:
Amortization of net prior service cost included in net income	120	105	240	209
Amortization of net actuarial (gain) loss included in net income	(1,568)	289	(3,391)	579
	(1,448)	394	(3,151)	788
Cash flow hedge loss	(19)	—	(143)	—
Other Comprehensive Income (Loss), Before Tax	22,147	(14,536)	43,546	(11,708)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(5,008)	3,766	(8,125)	4,173
Other Comprehensive Income (Loss), Net of Tax	17,139	(10,770)	35,421	(7,535)
Comprehensive Income	59,138	50,429	98,506	91,879
Comprehensive income attributable to noncontrolling interests	(3)	(433)	(3)	(868)
Total Comprehensive Income Attributable to Graham Holdings Company	$59,135	$49,996	$98,503	$91,011

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands)	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$432,147	$648,885
Restricted cash	22,999	21,931
Investments in marketable equity securities and other investments	469,993	448,241
Accounts receivable, net	509,380	615,101
Income taxes receivable	36,131	41,635
Inventories and contracts in progress	58,760	34,818
Other current assets	68,015	60,735
Total Current Assets	1,597,425	1,871,346
Property, Plant and Equipment, Net	263,100	233,664
Investments in Affiliates	67,812	58,806
Goodwill, Net	1,279,894	1,122,954
Indefinite-Lived Intangible Assets, Net	110,060	66,026
Amortized Intangible Assets, Net	248,337	107,939
Prepaid Pension Cost	850,262	881,593
Deferred Income Taxes	15,817	17,246
Deferred Charges and Other Assets	75,732	73,096
Total Assets	$4,508,439	$4,432,670

Liabilities and Equity
Current Liabilities
Accounts payable and accrued liabilities	$451,476	$500,726
Deferred revenue	290,175	312,107
Current portion of long-term debt	6,492	6,128
Dividends declared	7,081	—
Total Current Liabilities	755,224	818,961
Postretirement Benefits Other Than Pensions	22,625	21,859
Accrued Compensation and Related Benefits	192,837	195,910
Other Liabilities	64,956	65,554
Deferred Income Taxes	430,406	379,092
Mandatorily Redeemable Noncontrolling Interest	12,584	12,584
Long-Term Debt	489,717	485,719
Total Liabilities	1,968,349	1,979,679
Redeemable Noncontrolling Interest	3,718	50
Preferred Stock	—	—
Common Stockholders’ Equity
Common stock	20,000	20,000
Capital in excess of par value	365,942	364,363
Retained earnings	5,630,743	5,588,942
Accumulated other comprehensive income (loss), net of tax
Cumulative foreign currency translation adjustment	(3,692)	(26,998)
Unrealized gain on available-for-sale securities	107,051	92,931
Unrealized gain on pensions and other postretirement plans	168,939	170,830
Cash flow hedge	(391)	(277)
Cost of Class B common stock held in treasury	(3,752,220)	(3,756,850)
Total Equity	2,536,372	2,452,941
Total Liabilities and Equity	$4,508,439	$4,432,670

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30
(in thousands)	2017	2016
Cash Flows from Operating Activities
Net Income	$63,085	$99,414
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and goodwill and other long-lived asset impairment	57,113	45,346
Net pension benefit	(29,517)	(24,325)
Stock-based compensation expense, net	5,204	7,152
Loss (gain) on disposition of businesses, property, plant and equipment, investments and other assets, net	402	(62,273)
Foreign exchange (gain) loss	(5,194)	29,527
Equity in earnings of affiliates, net of distributions	(1,966)	(113)
Provision (benefit) for deferred income taxes	14,370	(6,806)
Change in operating assets and liabilities:
Accounts receivable, net	122,122	49,786
Accounts payable and accrued liabilities	(63,654)	4,612
Deferred revenue	(29,706)	(19,751)
Income taxes receivable	6,374	38,989
Other assets and other liabilities, net	(7,425)	(15,459)
Other	360	502
Net Cash Provided by Operating Activities	131,568	146,601
Cash Flows from Investing Activities
Investments in certain businesses, net of cash acquired	(299,938)	(200,336)
Purchases of property, plant and equipment	(29,947)	(22,202)
Investments in equity affiliates and cost method investments	(10,527)	(2,387)
Return of investment in equity affiliate	3,527	—
Net proceeds from disposition of businesses, property, plant and equipment, investments and other assets	1,760	36,771
Proceeds from sales of marketable equity securities	—	22,837
Purchases of marketable equity securities	—	(18,274)
Net Cash Used in Investing Activities	(335,125)	(183,591)
Cash Flows from Financing Activities
Dividends paid	(14,201)	(13,736)
Common shares repurchased	(395)	(89,062)
Purchase of noncontrolling interest	—	(21,000)
Other	(4,543)	19,896
Net Cash Used in Financing Activities	(19,139)	(103,902)
Effect of Currency Exchange Rate Change	7,026	(1,842)
Net Decrease in Cash and Cash Equivalents and Restricted Cash	(215,670)	(142,734)
Beginning Cash and Cash Equivalents and Restricted Cash	670,816	774,952
Ending Cash and Cash Equivalents and Restricted Cash	$455,146	$632,218

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. ORGANIZATION, BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS
Graham Holdings Company (the Company), is a diversified education and media company. The Company’s Kaplan subsidiary provides a wide variety of educational services, both domestically and outside the United States. The Company’s media operations comprise the ownership and operation of seven television broadcasting stations, several websites and print publications, and a marketing solutions provider. The Company’s other business operations include manufacturing and home health and hospice services.
Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States of America (GAAP) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (SEC). They include the assets, liabilities, results of operations and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or otherwise controlled by the Company. As permitted under such rules, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the three and six months ended June 30, 2017 and 2016 may not be indicative of the Company’s future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.
Out of Period Adjustment – In the second quarter of 2016, the Company benefited from a favorable $5.6 million out of period adjustment to the provision for deferred income taxes related to the $248.6 million goodwill impairment at the KHE reporting unit in the third quarter of 2015. With respect to this error, the Company has concluded that it was not material to the Company’s financial position or results of operations for 2016 and the related interim periods, based on its consideration of quantitative and qualitative factors.
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
Recently Adopted and Issued Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board (FASB) issued comprehensive new guidance that supersedes all existing revenue recognition guidance. In August 2015, the FASB issued an amendment to the guidance that defers the effective date by one year. The new guidance requires revenue to be recognized when the Company transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The new guidance also significantly expands the disclosure requirements for revenue recognition. The guidance is effective for interim and fiscal years beginning after December 15, 2017. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016. The standard permits two implementation approaches, full retrospective, requiring retrospective application of the new guidance with a restatement of prior years, or modified retrospective, requiring prospective application of the new guidance with disclosure of results under the old guidance in the first year of adoption. The Company anticipates adopting the standard using the modified retrospective approach. The Company is in the process of evaluating the impact of this new guidance on its Condensed Consolidated Financial Statements and believes such evaluation will extend over future periods because of the significance of the changes to the Company’s policies and business processes.
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
In February 2016, the FASB issued new guidance that requires, among other things, a lessee to recognize a right-of-use asset representing an entity’s right to use the underlying asset for the lease term and a liability for lease payments on its balance sheet, regardless of classification of a lease as operating or financing. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and liabilities and account for the lease similar to existing guidance for operating leases today. This new guidance supersedes all prior guidance. The guidance is effective for interim and fiscal years beginning after December 15, 2018. Early adoption is permitted. The standard requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is in the process of evaluating the impact of this new guidance on its Condensed Consolidated Financial Statements.
In March 2016, the FASB issued new guidance that simplifies the accounting for stock-based compensation. The new guidance (i) requires all excess tax benefits and tax deficiencies to be recognized in the income statement with the tax effects of vested or exercised awards treated as discrete items. Additionally, excess tax benefits will be recognized regardless of whether the benefit reduces taxes payable in the current period, effectively eliminating the APIC pool, (ii) concludes excess tax benefits should be classified as an operating activity in the statement of cash flows, (iii) requires an entity to make an entity-wide accounting policy election to either estimate a forfeiture rate for awards or account for forfeitures as they occur, (iv) changes the threshold for equity classification for cash settlements of awards for withholding requirements to the maximum statutory tax rate in the applicable jurisdiction and (v) concludes cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity in the statement of cash flows. The guidance is effective for interim and fiscal years beginning after December 15, 2016. The Company adopted the new guidance as of January 1, 2017. As a result of adoption, the Company recognized a $5.9 million excess tax benefit as a discrete item in its tax provision related to the vesting of restricted stock awards in the first quarter of 2017. This tax benefit is classified as an operating activity on the Condensed Consolidated Statement of Cash Flows. Additionally, the Company elected to account for forfeitures of stock awards as they occur and not estimate a forfeiture rate. The Company does not expect the forfeiture rate election to have a material impact on its financial statements.
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

	Six Months Ended June 30, 2016
	As
	Previously		As
(in thousands)	Reported	Adjustment	Adopted
Cash Flows from Operating Activities
Increase in Restricted Cash	$(11,133)	$11,133	$—
Net Cash Provided by Operating Activities	135,468	11,133	146,601

Net Decrease in Cash and Cash Equivalents and Restricted Cash	(153,867)	11,133	(142,734)
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	754,207	20,745	774,952
Cash and Cash Equivalents and Restricted Cash at End of Period	600,340	31,878	632,218
In January 2017, the FASB issued new guidance which simplifies the subsequent measurement of goodwill. The new guidance eliminates Step 2 from the goodwill impairment test, which required entities to determine the implied fair value of goodwill as of the test date to measure a goodwill impairment charge. Instead, an entity should continue to test goodwill for impairment by comparing the fair value of a reporting unit with its carrying amount (Step 1), and an impairment charge will be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The guidance is effective for interim and fiscal years beginning after December 15, 2019, with early adoption permitted. The Company early adopted this guidance in the second quarter of 2017.

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

	Income from Operations	Non-operating pension and postretirement benefit income	Income Before Income Taxes
(in thousands)
Three Months Ended June 30, 2017
As Reported	$68,361	$—	$65,899
Adjustment	(18,620)	18,620	—
Upon Adoption	49,741	18,620	65,899

Three Months Ended June 30, 2016
As Reported	$74,140	$—	$84,999
Adjustment	(15,584)	15,584	—
Upon Adoption	58,556	15,584	84,999

Six Months Ended June 30, 2017
As Reported	$97,415	$—	$89,685
Adjustment	(37,421)	37,421	—
Upon Adoption	59,994	37,421	89,685

Six Months Ended June 30, 2016
As Reported	$126,012	$—	$145,614
Adjustment	(31,261)	31,261	—
Upon Adoption	94,751	31,261	145,614

Twelve Months Ended December 31, 2016
As Reported	$303,534	$—	$250,658
Adjustment	(80,665)	80,665	—
Upon Adoption	222,869	80,665	250,658
2. INVESTMENTS
As of June 30, 2017 and December 31, 2016, the Company had commercial paper and money market investments of $262.8 million and $485.1 million, respectively, that are classified as cash, cash equivalents and restricted cash in the Company’s Condensed Consolidated Balance Sheets.
Investments in marketable equity securities comprised the following:

	As of
	June 30, 2017	December 31, 2016
(in thousands)
Total cost	$269,343	$269,343
Gross unrealized gains	178,420	154,886
Total Fair Value	$447,763	$424,229
There were no purchases of marketable equity securities during the first six months of 2017. The Company settled on $18.3 million of marketable equity securities purchases during the first six months of 2016, of which $17.9 million were purchased in the first six months.
There were no sales of marketable equity securities for the first six months of 2017. The total proceeds from the sales of marketable equity securities for the first six months of 2016 were $22.8 million, with realized gains of $6.3 million.
As of June 30, 2017, the Company held interests in several affiliates; Residential Healthcare (Residential) held a 40% interest in Residential Home Health Illinois, a 42.5% interest in Residential Hospice Illinois and a 40% interest in the joint venture formed between Residential and a Michigan hospital; and Celtic Healthcare (Celtic) held a 40% interest in the joint venture formed between Celtic Healthcare and Allegheny Health Network (AHN). For the three and six months ended June 30, 2017, the Company recorded $5.0 million and $9.6 million, respectively, in revenue for services provided to the affiliates of Celtic and Residential.
Additionally, Kaplan International Holdings Limited (KIHL) held a 45% interest in a joint venture formed with York University. KIHL agreed to loan the joint venture £25 million, of which, £11.0 million was advanced in 2016. The loan will be repayable over 25 years at an interest rate of 7% and the loan is guaranteed by the University of York.
3. ACQUISITIONS AND DISPOSITIONS OF BUSINESSES
Acquisitions.  In the first six months of 2017, the Company acquired six businesses, two in its education division, two in its television broadcasting division and two in other businesses for $318.7 million in cash and contingent consideration, and the assumption of $59.1 million in certain pension and postretirement obligations.
At the end of June 2017, Graham Healthcare Group (GHG) acquired a 100% interest in Hometown Home Health and Hospice, a Lapeer, MI-based healthcare services provider by purchasing all of its issued and outstanding shares. This acquisition expands GHG’s service area in Michigan. GHG is included in other businesses.
In April 2017, the Company acquired 97.72% of the issued and outstanding shares of Hoover Treated Wood Products, Inc., a Thomson, GA-based supplier of pressure impregnated kiln-dried lumber and plywood products for fire retardant and preservative applications for $206.8 million, net of cash acquired. The fair value of the redeemable noncontrolling interest in Hoover was $3.7 million at the acquisition date, determined using a market approach. This acquisition is consistent with the Company’s ongoing strategy of investing in companies with a history of profitability and strong management. Hoover is included in other businesses.
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
During 2016, the Company acquired five businesses, three businesses included in its education division and two businesses in other businesses. In January 2016, Kaplan acquired a 100% interest in Mander Portman Woodward, a leading provider of high-quality, bespoke education to UK and international students in London, Cambridge and Birmingham, by purchasing all of its issued and outstanding shares. In February 2016, Kaplan acquired a 100% interest in Osborne Books, an educational publisher of learning resources for accounting qualifications in the UK, by purchasing all of its issued and outstanding shares. The primary rationale for these acquisitions was based on several strategic benefits expected to be realized in the future. Both of these acquisitions are included in Kaplan International.
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

Acquisition-related costs of $3.5 million related to these 2017 acquisitions were expensed as incurred. The aggregate purchase price of the 2017 and 2016 acquisitions was allocated as follows (2017 on a preliminary basis):

	Purchase Price Allocation
	As of
(in thousands)	June 30, 2017	December 31, 2016
Accounts receivable	$13,074	$8,538
Inventory	25,754	878
Other current assets	593	1,420
Property, plant and equipment	30,961	3,940
Goodwill	138,000	184,118
Indefinite-lived intangible assets	41,600	53,110
Amortized intangible assets	159,107	28,267
Pension and other postretirement benefits liabilities	(59,116)	—
Other liabilities	(10,614)	(21,892)
Deferred income taxes	(30,923)	(11,009)
Redeemable noncontrolling interest	(3,666)	—
Aggregate purchase price, net of cash acquired	$304,770	$247,370
The 2017 fair values recorded were based upon preliminary valuations and the estimates and assumptions used in such valuations are subject to change, which could be significant, within the measurement period (up to one year from the acquisition date). The recording of deferred tax assets or liabilities, working capital and the final amount of residual goodwill and other intangibles are not yet finalized. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill recorded due to these acquisitions is attributable to the assembled workforces of the acquired companies and expected synergies. The Company expects to deduct $10.0 million and $22.2 million of goodwill for income tax purposes for the acquisitions completed in 2017 and 2016, respectively.
The acquired companies were consolidated into the Company’s financial statements starting on their respective acquisition dates. The Company’s Condensed Consolidated Statements of Operations include aggregate revenues for the companies acquired in 2017 of $63.4 million and a nominal operating loss for the second quarter of 2017, and aggregate revenues and an operating loss of $68.9 million and $0.2 million, respectively, for the first six months of 2017. The following unaudited pro forma financial information presents the Company’s results as if the 2017 acquisitions had occurred at the beginning of 2016. The unaudited pro forma information also includes the 2016 acquisitions as if they occurred at the beginning of 2015:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2017	2016	2017	2016
Operating revenues	$680,759	$695,357	$1,322,559	$1,361,804
Net income	46,718	62,638	71,330	101,717
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
Sale of Businesses. In February 2017, GHG completed the sale of Celtic Healthcare of Maryland.
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

In June 2016, the Company purchased the outstanding 20% redeemable noncontrolling interest in Residential. At that time, the Company recorded an increase to redeemable noncontrolling interest of $3.0 million, with a corresponding decrease to capital in excess of par value, to reflect the redemption value of the redeemable noncontrolling interest at $24.0 million. Following this transaction, Celtic and Residential combined their business operations to form GHG. The redeemable noncontrolling interest shareholders in Celtic exchanged their 20% interest in Celtic for a 10% mandatorily redeemable noncontrolling interest in the combined entity and the Company recorded a $4.1 million net increase to the mandatorily redeemable noncontrolling interest to reflect the estimated fair value of the mandatorily redeemable noncontrolling interest. The minority shareholders have an option to put their shares to the Company starting in 2020, and are required to put a percentage of their shares in 2022 and 2024, with the remaining shares required to be put by the minority shareholders in 2026. The redemption value is based on an EBITDA multiple, adjusted for working capital and other items, computed annually, with no limit on the amount payable. The Company now owns 90% of GHG. Because the noncontrolling interest is now mandatorily redeemable by the Company by 2026, it is reported as a noncurrent liability at June 30, 2017.
Kaplan University Transaction. On April 27, 2017, certain Kaplan subsidiaries entered into a Contribution and Transfer Agreement (Transfer Agreement) to contribute Kaplan University (KU), its institutional assets and operations to a new, nonprofit, public-benefit corporation (New University) affiliated with Purdue University (Purdue) in exchange for a Transition and Operations Support Agreement (TOSA) to provide key non-academic operations support to New University for an initial term of 30 years with a buy-out option after six years. The transfer does not include any of the assets of Kaplan University School of Professional and Continuing Education (KU-PACE), which provides professional training and exam preparation for professional certifications and licensures, nor does it include the transfer of other Kaplan businesses such as Kaplan Test Preparation and Kaplan International.
Consummation of the transactions contemplated by the Transfer Agreement is subject to various closing conditions, including, among others, regulatory approvals from the U.S. Department of Education, the Indiana Commission for Higher Education and HLC, which is the regional accreditor of both Purdue and KU, and certain other state educational agencies and accreditors of programs. Kaplan is unable to predict with certainty when and if such approvals will be obtained; however, all approvals may not be received until the first quarter of 2018. If the transaction is not consummated by April 30, 2018, either party may terminate the Transfer Agreement.
4. GOODWILL AND OTHER INTANGIBLE ASSETS
In the second quarter of 2017, as a result of a challenging operating environment, the Forney reporting unit recorded a goodwill and other long-lived asset impairment charge of $9.2 million. The Company performed an interim review of the goodwill and other long-lived assets of the reporting unit by utilizing a discounted cash flow model to estimate the fair value. The carrying value of the reporting unit exceeded the estimated fair value, resulting in a goodwill impairment charge for the amount by which the carrying value exceeded the reporting unit’s estimated fair value.
Amortization of intangible assets for the three months ended June 30, 2017 and 2016 was $10.5 million and $6.3 million, respectively. Amortization of intangible assets for the six months ended June 30, 2017 and 2016 was $17.4 million and $12.5 million, respectively. Amortization of intangible assets is estimated to be approximately $22 million for the remainder of 2017, $37 million in 2018, $36 million in 2019, $33 million in 2020, $27 million in 2021 and $93 million thereafter.

The changes in the carrying amount of goodwill, by segment, were as follows:

(in thousands)	Education	Television Broadcasting	Other Businesses	Total
Balance as of December 31, 2016
Goodwill	$1,111,003	$168,345	$202,141	$1,481,489
Accumulated impairment losses	(350,850)	—	(7,685)	(358,535)
	760,153	168,345	194,456	1,122,954
Acquisitions	18,986	24,256	94,758	138,000
Impairment	—	—	(7,616)	(7,616)
Dispositions	—	—	(412)	(412)
Foreign currency exchange rate changes	26,968	—	—	26,968
Balance as of June 30, 2017
Goodwill	1,156,957	192,601	296,487	1,646,045
Accumulated impairment losses	(350,850)	—	(15,301)	(366,151)
	$806,107	$192,601	$281,186	$1,279,894
The changes in carrying amount of goodwill at the Company’s education division were as follows:

(in thousands)	Higher Education	Test Preparation	Kaplan International	Total
Balance as of December 31, 2016
Goodwill	$389,720	$166,098	$555,185	$1,111,003
Accumulated impairment losses	(248,591)	(102,259)	—	(350,850)
	141,129	63,839	555,185	760,153
Acquisitions	—	—	18,986	18,986
Foreign currency exchange rate changes	70	—	26,898	26,968
Balance as of June 30, 2017
Goodwill	389,790	166,098	601,069	1,156,957
Accumulated impairment losses	(248,591)	(102,259)	—	(350,850)
	$141,199	$63,839	$601,069	$806,107
Other intangible assets consist of the following:

		As of June 30, 2017			As of December 31, 2016
(in thousands)	Useful Life Range	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Student and customer relationships	1–10 years (1)	$224,280	$66,780	$157,500	$129,616	$55,863	$73,753
Trade names and trademarks	2–10 years	56,995	31,920	25,075	55,240	29,670	25,570
Network affiliation agreements	15 years	42,600	1,302	41,298	—	—	—
Databases and technology	3–6 years (1)	19,505	3,321	16,184	5,601	4,368	1,233
Noncompete agreements	2–5 years	2,180	1,480	700	1,730	1,404	326
Other	1–8 years	13,730	6,150	7,580	12,030	4,973	7,057
		$359,290	$110,953	$248,337	$204,217	$96,278	$107,939
Indefinite-Lived Intangible Assets
Trade names and trademarks		$82,810			$65,192
FCC licenses		26,600			—
Licensure and accreditation		650			834
		$110,060			$66,026
____________

(1)	As of December 31, 2016, the student and customer relationships’ minimum useful life was 2 years and the databases and technology’s maximum useful life was 5 years.

5. DEBT
The Company’s borrowings consist of the following:

	As of
	June 30, 2017	December 31, 2016
(in thousands)
7.25% unsecured notes due February 1, 2019 (1)	$399,279	$399,052
UK Credit facility (2)	96,815	91,316
Other indebtedness	115	1,479
Total Debt	$496,209	$491,847
Less: current portion	(6,492)	(6,128)
Total Long-Term Debt	$489,717	$485,719
____________

(1)	The carrying value is net of $0.1 million of unamortized debt issuance costs as of June 30, 2017 and December 31, 2016, respectively.

(2)	The carrying value is net of $0.5 million of unamortized debt issuance costs as of June 30, 2017 and December 31, 2016, respectively.
The Company’s other indebtedness at June 30, 2017 is at an interest rate of 2% and matures in 2025.
On July 14, 2016, Kaplan entered into a Facility Agreement (the Kaplan Credit Agreement) among Kaplan International Holdings Limited, as borrower, the lenders party thereto, HSBC BANK PLC as Facility Agent, and other agents party thereto. The Kaplan Credit Agreement provides for a four-year credit facility in an aggregate principal amount of £75 million. Borrowings bear interest at a rate per annum of LIBOR plus an applicable interest rate margin between 1.25% and 1.75%, in each case determined on a quarterly basis by reference to a pricing grid based upon the Company’s total leverage ratio. The Kaplan Credit Agreement requires that 6.66% of the amount of the loan be repaid on the first three anniversaries of funding, with the remaining balance due on July 1, 2020. The Kaplan Credit Agreement contains terms and conditions, including remedies in the event of a default by the Company, typical of facilities of this type and requires the Company to maintain a leverage ratio of not greater than 3.5 to 1.0 and a consolidated interest coverage ratio of at least 3.5 to 1.0 based upon the ratio of consolidated adjusted EBITDA to consolidated interest expense as determined pursuant to the Kaplan Credit Agreement. As of June 30, 2017, the Company is in compliance with all financial covenants.
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
During the three months ended June 30, 2017 and 2016, the Company had average borrowings outstanding of approximately $495.6 million and $400.0 million, respectively, at average annual interest rates of approximately 6.2% and 7.2%, respectively. During the three months ended June 30, 2017 and 2016, the Company incurred net interest expense of $7.9 million and $7.3 million, respectively.
During the six months ended June 30, 2017 and 2016, the Company had average borrowings outstanding of approximately $494.5 million and $399.9 million, respectively, at average annual interest rates of approximately 6.2% and 7.2%, respectively. During the six months ended June 30, 2017 and 2016, the Company incurred net interest expense of $14.6 million.
At June 30, 2017, the fair value of the Company’s 7.25% unsecured notes, based on quoted market prices (Level 2 fair value assessment), totaled $431.0 million, compared with the carrying amount of $399.3 million. At December 31, 2016, the fair value of the Company’s 7.25% unsecured notes, based on quoted market prices (Level 2 fair value assessment), totaled $438.7 million, compared with the carrying amount of $399.1 million. The carrying value of the Company’s other unsecured debt at June 30, 2017 approximates fair value.

6. FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	As of June 30, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market investments (1)	$—	$262,797	$—	$262,797
Marketable equity securities (3)	447,763	—	—	447,763
Other current investments (4)	6,207	16,023	—	22,230
Total Financial Assets	$453,970	$278,820	$—	$732,790
Liabilities
Deferred compensation plan liabilities (5)	$—	$44,840	$—	$44,840
Interest rate swap (6)	—	515	—	515
Mandatorily redeemable noncontrolling interest (7)	—	—	12,584	12,584
Total Financial Liabilities	$—	$45,355	$12,584	$57,939

	As of December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market investments (1)	$—	$435,258	$—	$435,258
Commercial paper (2)	49,882	—	—	49,882
Marketable equity securities (3)	424,229	—	—	424,229
Other current investments (4)	6,957	17,055	—	24,012
Total Financial Assets	$481,068	$452,313	$—	$933,381
Liabilities
Deferred compensation plan liabilities (5)	$—	$46,300	$—	$46,300
Interest rate swap (6)	—	365	—	365
Mandatorily redeemable noncontrolling interest (7)	—	—	12,584	12,584
Total Financial Liabilities	$—	$46,665	$12,584	$59,249
____________

(1)	The Company’s money market investments are included in cash, cash equivalents and restricted cash and the value considers the liquidity of the counterparty.

(2)	The Company’s commercial paper investments with original maturities of three months or less are included in cash and cash equivalents.

(3)	The Company’s investments in marketable equity securities are classified as available-for-sale.

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
In the second quarter of 2017, the Company recorded a goodwill and other long-lived asset impairment charge of $9.2 million. The remeasurement of the goodwill and other long-lived assets is classified as a Level 3 fair value assessment due to the significance of unobservable inputs developed in the determination of the fair value. The Company used a discounted cash flow model to determine the estimated fair value of the reporting unit and made estimates and assumptions regarding future cash flows, discount rates and long-term growth rates.
7. EARNINGS PER SHARE
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

The following reflects the Company’s net income and share data used in the basic and diluted earnings per share computations using the two-class method:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands, except per share amounts)	2017	2016	2017	2016
Numerator:
Numerator for basic earnings per share:
Net income attributable to Graham Holdings Company common stockholders	$41,996	$60,766	$63,082	$98,546
Less: Dividends paid-common stock outstanding and unvested restricted shares	(7,080)	(6,775)	(21,282)	(20,533)
Undistributed earnings	34,916	53,991	41,800	78,013
Percent allocated to common stockholders	99.06%	98.68%	99.06%	98.68%
	34,588	53,277	41,407	76,981
Add: Dividends paid-common stock outstanding	7,013	6,685	21,082	20,264
Numerator for basic earnings per share	$41,601	$59,962	$62,489	$97,245
Add: Additional undistributed earnings due to dilutive stock options	3	4	3	5
Numerator for diluted earnings per share	$41,604	$59,966	$62,492	$97,250
Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	5,539	5,544	5,537	5,584
Add: Effect of dilutive stock options	38	30	36	29
Denominator for diluted earnings per share	5,577	5,574	5,573	5,613
Graham Holdings Company Common Stockholders:
Basic earnings per share	$7.51	$10.82	$11.29	$17.42
Diluted earnings per share	$7.46	$10.76	$11.21	$17.33
Diluted earnings per share excludes the following weighted average potential common shares, as the effect would be antidilutive, as computed under the treasury stock method:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2017	2016	2017	2016
Weighted average restricted stock	29	41	28	39
The diluted earnings per share amounts for the three and six months ended June 30, 2017 and June 30, 2016 exclude the effects of 104,000 and 102,000 stock options outstanding, as their inclusion would have been antidilutive due to a market condition. The diluted earnings per share amounts for the three and six months ended June 30, 2017 and June 30, 2016 exclude the effects of 5,250 and 6,100 restricted stock awards, respectively, as their inclusion would have been antidilutive due to a performance condition.
In the three and six months ended June 30, 2017, the Company declared regular dividends totaling $1.27 and $3.81, respectively. In the three and six months ended June 30, 2016, the Company declared regular dividends totaling $1.21, and $3.63 respectively.
8. PENSION AND POSTRETIREMENT PLANS
Defined Benefit Plans. The total benefit arising from the Company’s defined benefit pension plans consists of the following components:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2017	2016	2017	2016
Service cost	$4,591	$5,040	$9,505	$10,382
Interest cost	11,979	12,845	23,965	25,918
Expected return on assets	(30,403)	(30,226)	(60,740)	(60,774)
Amortization of prior service cost	43	75	86	149
Recognized actuarial gain	(1,039)	—	(2,333)	—
Net Periodic Benefit	$(14,829)	$(12,266)	$(29,517)	$(24,325)

The total cost arising from the Company’s Supplemental Executive Retirement Plan (SERP) consists of the following components:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2017	2016	2017	2016
Service cost	$215	$246	$429	$492
Interest cost	1,058	1,096	2,116	2,192
Amortization of prior service cost	114	114	228	228
Recognized actuarial loss	443	665	887	1,330
Net Periodic Cost	$1,830	$2,121	$3,660	$4,242
Defined Benefit Plan Assets. The Company’s defined benefit pension obligations are funded by a portfolio made up of a U.S. stock index fund, a relatively small number of stocks and high-quality fixed-income securities that are held by a third-party trustee. The assets of the Company’s pension plan were allocated as follows:

	As of
	June 30, 2017	December 31, 2016

U.S. equities	52%	53%
U.S. stock index fund	31%	30%
U.S. fixed income	10%	11%
International equities	7%	6%
	100%	100%
The Company manages approximately 45% of the pension assets internally, of which the majority is invested in a U.S. stock index fund with the remaining investments in Berkshire Hathaway stock and short-term fixed income securities. The remaining 55% of plan assets are managed by two investment companies. The goal for the investments is to produce moderate long-term growth in the value of these assets, while protecting them against large decreases in value. Both investment managers may invest in a combination of equity and fixed-income securities and cash. The managers are not permitted to invest in securities of the Company or in alternative investments. The investment managers cannot invest more than 20% of the assets at the time of purchase in the stock of Berkshire Hathaway or more than 10% of the assets in the securities of any other single issuer, except for obligations of the U.S. Government, without receiving prior approval from the Plan administrator. As of June 30, 2017, the investment managers can invest no more than 23% of the assets they manage in specified international exchanges, at the time the investment is made, and no less than 10% of the assets could be invested in fixed-income securities.
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
The Company evaluated its defined benefit pension plan asset portfolio for the existence of significant concentrations (defined as greater than 10% of plan assets) of credit risk as of June 30, 2017. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country and individual fund. At June 30, 2017 and December 31, 2016, the pension plan held investments in one common stock and one U.S. stock index fund that exceeded 10% of total plan assets. These investments were valued at $1,008.9 million and $978.8 million at June 30, 2017 and December 31, 2016, respectively, or approximately 47% and 48%, respectively, of total plan assets.
Other Postretirement Plans. The total cost arising from the Company’s other postretirement plans consists of the following components:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2017	2016	2017	2016
Service cost	$257	$347	$514	$693
Interest cost	194	307	389	615
Amortization of prior service credit	(37)	(84)	(74)	(168)
Recognized actuarial gain	(972)	(376)	(1,945)	(751)
Net Periodic (Benefit) Cost	$(558)	$194	$(1,116)	$389

9. OTHER NON-OPERATING INCOME
A summary of non-operating income is as follows:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2017	2016	2017	2016
Foreign currency gain (loss), net	$3,466	$(24,084)	$5,194	$(29,527)
(Loss) gain on sales of businesses	—	—	(342)	18,931
Gain on sale of land	—	34,072	—	34,072
Gain on sales of marketable equity securities (see Note 2)	—	4,502	—	6,256
Gain on the formation of a joint venture	—	3,232	—	3,232
Other, net	603	1,278	66	1,132
Total Other Non-Operating Income	$4,069	$19,000	$4,918	$34,096
In the second quarter of 2016, the Company sold the remaining portion of the Robinson Terminal real estate retained from the sale of the Publishing Subsidiaries, for a gain of $34.1 million.
In June 2016, Residential contributed assets to a joint venture entered into with a Michigan hospital in exchange for a 40% equity interest and other assets, resulting in a $3.2 million gain (see Note 3). The Company used an income and market approach to value the equity interest. The measurement of the equity interest in the joint venture is classified as a Level 3 fair value assessment due to the significance of unobservable inputs developed in the determination of the fair value.
In the first quarter of 2016, Kaplan sold Colloquy, which was a part of Kaplan corporate and other, for a gain of $18.9 million.
10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The other comprehensive income (loss) consists of the following components:

	Three Months Ended June 30
	2017			2016
	Before-Tax	Income	After-Tax	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$9,638	$—	$9,638	$(5,121)	$—	$(5,121)
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) for the period, net	13,976	(5,591)	8,385	(5,307)	2,123	(3,184)
Reclassification of realized gain on sale of available-for-sale securities included in net income	—	—	—	(4,502)	1,801	(2,701)
	13,976	(5,591)	8,385	(9,809)	3,924	(5,885)
Pension and other postretirement plans:
Amortization of net prior service cost included in net income	120	(48)	72	105	(43)	62
Amortization of net actuarial (gain) loss included in net income	(1,568)	627	(941)	289	(115)	174
	(1,448)	579	(869)	394	(158)	236
Cash flow hedge:
Loss for the period	(19)	4	(15)	—	—	—
Other Comprehensive Income (Loss)	$22,147	$(5,008)	$17,139	$(14,536)	$3,766	$(10,770)

	Six Months Ended June 30
	2017			2016
	Before-Tax	Income	After-Tax	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$23,306	$—	$23,306	$(1,276)	$—	$(1,276)
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) for the period, net	23,534	(9,414)	14,120	(4,964)	1,986	(2,978)
Reclassification of realized gain on sale of available-for-sale securities included in net income	—	—	—	(6,256)	2,502	(3,754)
	23,534	(9,414)	14,120	(11,220)	4,488	(6,732)
Pension and other postretirement plans:
Amortization of net prior service cost included in net income	240	(96)	144	209	(84)	125
Amortization of net actuarial (gain) loss included in net income	(3,391)	1,356	(2,035)	579	(231)	348
	(3,151)	1,260	(1,891)	788	(315)	473
Cash flow hedge:
Loss for the period	(143)	29	(114)	—	—	—
Other Comprehensive Income (Loss)	$43,546	$(8,125)	$35,421	$(11,708)	$4,173	$(7,535)
The accumulated balances related to each component of other comprehensive income (loss) are as follows:

(in thousands, net of taxes)	Cumulative Foreign Currency Translation Adjustment	Unrealized Gain on Available-for- Sale Securities	Unrealized Gain on Pensions and Other Postretirement Plans	Cash Flow Hedge	Accumulated Other Comprehensive Income
Balance as of December 31, 2016	$(26,998)	$92,931	$170,830	$(277)	$236,486
Other comprehensive income (loss) before reclassifications	23,306	14,120	—	(172)	37,254
Net amount reclassified from accumulated other comprehensive income (loss)	—	—	(1,891)	58	(1,833)
Other comprehensive income (loss), net of tax	23,306	14,120	(1,891)	(114)	35,421
Balance as of June 30, 2017	$(3,692)	$107,051	$168,939	$(391)	$271,907
The amounts and line items of reclassifications out of Accumulated Other Comprehensive Income (Loss) are as follows:

	Three Months Ended June 30		Six Months Ended June 30		Affected Line Item in the Condensed Consolidated Statement of Operations

(in thousands)	2017	2016	2017	2016
Unrealized Gains on Available-for-sale Securities:
Realized gain for the period	$—	$(4,502)	$—	$(6,256)	Other income, net
	—	1,801	—	2,502	Provision for Income Taxes
	—	(2,701)	—	(3,754)	Net of Tax
Pension and Other Postretirement Plans:
Amortization of net prior service cost	120	105	240	209	(1)
Amortization of net actuarial (gain) loss	(1,568)	289	(3,391)	579	(1)
	(1,448)	394	(3,151)	788	Before tax
	579	(158)	1,260	(315)	Provision for Income Taxes
	(869)	236	(1,891)	473	Net of Tax
Cash Flow Hedge
	41	—	72	—	Interest expense
	(8)	—	(14)	—	Provision for Income Taxes
	33	—	58	—	Net of Tax
Total reclassification for the period	$(836)	$(2,465)	$(1,833)	$(3,281)	Net of Tax
____________

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension and postretirement plan cost (see Note 8).

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
Kaplan subsidiaries were subject to two unsealed cases filed by former employees that include, among other allegations, claims under the False Claims Act relating to eligibility for Title IV funding. The U.S. Government declined to intervene in all cases, and, as previously reported, court decisions either dismissed the cases in their entirety or narrowed the scope of their allegations. The two cases are captioned: United States of America ex rel. Carlos Urquilla-Diaz et al. v. Kaplan University et al. (“Diaz”, unsealed March 25, 2008) and United States of America ex rel. Charles Jajdelski v. Kaplan Higher Education Corp. et al. (“Jajdelski”, unsealed January 6, 2009).
On August 17, 2011, the U.S. District Court for the Southern District of Florida issued a series of rulings in the Diaz case, which actually included three separate complainants: Diaz, Wilcox and Gillespie. The court dismissed the Wilcox complaint in its entirety; dismissed all False Claims Act allegations in the Diaz complaint, leaving only an individual employment claim; and dismissed in part the Gillespie complaint limiting the scope and time frame of its False Claims Act allegations regarding compliance with the U.S. Federal Rehabilitation Act. On July 16, 2013, the court entered summary judgment in favor of the Company on all remaining claims in the Gillespie complaint and on March 11, 2015, the U.S. Court of Appeals for the Eleventh Judicial Circuit affirmed that dismissal ending the Gillespie claims in Kaplan’s favor. On October 31, 2012, the court entered summary judgment in favor of the Company as to the sole remaining employment claim in the Diaz complaint. And, on March 11, 2015, the appellate court affirmed the summary judgment on all issues in the Diaz case except the court reversed and remanded Diaz’s claim that incentive compensation for admissions representatives was improperly based solely on enrollments in violation of the Title IV regulations. On July 13, 2017, the District Court again granted summary judgment on this final issue in the Diaz case in Kaplan’s favor, ending the case at the U.S. District Court level. The plaintiff has 60 days to appeal.
On July 7, 2011, the U.S. District Court for the District of Nevada dismissed the Jajdelski complaint in its entirety and entered a final judgment in favor of Kaplan. On February 13, 2013, the U.S. Circuit Court for the Ninth Judicial Circuit affirmed the dismissal in part and reversed the dismissal on one allegation under the False Claims Act relating to eligibility for Title IV funding based on claims of false attendance. The surviving claim was remanded to the District Court, where Kaplan was again granted summary judgment on March 9, 2015. Plaintiff has appealed this judgment and briefing is complete. In March 2017, the Appellate Court denied the appeal and ruled fully in Kaplan’s favor and Jajdelski filed a motion to re-hear the matter. On May 12, 2017, the Court of Appeals issued its Mandate ending the case and relinquishing jurisdiction.
Despite the sale of the nationally accredited Kaplan Higher Education Campuses business, Kaplan retains liability for these claims.
Department of Education (ED) Program Reviews.  ED has undertaken program reviews at various KHE locations. Currently, there are five open program reviews, four of which are at campuses that were formerly a part of the KHE Campuses business, including the ED’s final reports on the program reviews at former KHE Hammond, IN, San Antonio, TX, Broomall, PA, and Pittsburgh, PA, locations. Kaplan retains responsibility for any financial obligation resulting from the ED program reviews at the KHE Campuses business that were open at the time of sale.
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

12. BUSINESS SEGMENTS
The Company has four reportable segments: Kaplan Higher Education, Kaplan Test Preparation, Kaplan International and television broadcasting.
The following table summarizes financial information related to each of the Company’s business segments:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2017	2016	2017	2016
Operating Revenues
Education	$386,499	$419,213	$759,396	$820,289
Television broadcasting	106,102	96,520	197,598	188,538
Other businesses	183,486	113,269	301,810	221,985
Corporate office	—	—	—	—
Intersegment elimination	—	(69)	—	(139)
	$676,087	$628,933	$1,258,804	$1,230,673
Income (Loss) from Operations
Education	$32,925	$32,892	$41,956	$47,380
Television broadcasting	39,264	44,215	65,233	85,435
Other businesses	(8,918)	(5,062)	(19,482)	(10,792)
Corporate office	5,090	2,095	9,708	3,989
	$68,361	$74,140	$97,415	$126,012
Equity in Earnings (Losses) of Affiliates, Net	1,331	(891)	1,980	113
Interest Expense, Net	(7,862)	(7,250)	(14,628)	(14,607)
Other Income, Net	4,069	19,000	4,918	34,096
Income Before Income Taxes	$65,899	$84,999	$89,685	$145,614
Depreciation of Property, Plant and Equipment
Education	$8,325	$10,242	$16,909	$21,345
Television broadcasting	2,991	2,450	5,585	4,827
Other businesses	4,264	3,073	7,448	6,100
Corporate office	291	280	581	534
	$15,871	$16,045	$30,523	$32,806
Amortization of Intangible Assets and Impairment of Goodwill and Other Long-Lived Assets
Education	$1,323	$1,704	$2,443	$3,385
Television broadcasting	970	63	1,872	126
Other businesses	17,462	4,511	22,276	9,029
Corporate office	—	—	—	—
	$19,755	$6,278	$26,591	$12,540
Net Pension (Credit) Expense
Education	$2,153	$3,018	$4,859	$6,127
Television broadcasting	479	418	972	857
Other businesses	415	306	898	560
Corporate office	(17,876)	(16,008)	(36,246)	(31,869)
	$(14,829)	$(12,266)	$(29,517)	$(24,325)

Asset information for the Company’s business segments are as follows:

	As of
(in thousands)	June 30, 2017	December 31, 2016
Identifiable Assets
Education	$1,494,736	$1,479,267
Television broadcasting	451,296	336,631
Other businesses	946,499	796,935
Corporate office	250,071	455,209
	$3,142,602	$3,068,042
Investments in Marketable Equity Securities	447,763	424,229
Investments in Affiliates	67,812	58,806
Prepaid Pension Cost	850,262	881,593
Total Assets	$4,508,439	$4,432,670

The Company’s education division comprises the following operating segments:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2017	2016	2017	2016
Operating Revenues
Higher education	$139,204	$157,980	$283,514	$323,529
Test preparation	75,730	79,349	140,298	145,811
Kaplan international	171,747	182,325	336,309	351,612
Kaplan corporate and other	57	18	71	143
Intersegment elimination	(239)	(459)	(796)	(806)
	$386,499	$419,213	$759,396	$820,289
Income (Loss) from Operations
Higher education	$17,711	$17,237	$30,315	$38,543
Test preparation	5,741	7,036	2,877	4,726
Kaplan international	15,954	16,479	23,661	21,376
Kaplan corporate and other	(6,451)	(7,811)	(14,920)	(17,216)
Intersegment elimination	(30)	(49)	23	(49)
	$32,925	$32,892	$41,956	$47,380
Depreciation of Property, Plant and Equipment
Higher education	$3,249	$3,993	$6,680	$8,168
Test preparation	1,332	1,615	2,673	3,396
Kaplan international	3,609	4,319	7,291	9,379
Kaplan corporate and other	135	315	265	402
	$8,325	$10,242	$16,909	$21,345
Amortization of Intangible Assets	$1,323	$1,704	$2,443	$3,385
Pension Expense
Higher education	$2,044	$1,905	$4,088	$3,810
Test preparation	911	768	1,822	1,536
Kaplan international	87	67	174	134
Kaplan corporate and other	(889)	278	(1,225)	647
	$2,153	$3,018	$4,859	$6,127
Asset information for the Company’s education division is as follows:

	As of
(in thousands)	June 30, 2017	December 31, 2016
Identifiable assets
Higher education	$339,304	$373,127
Test preparation	133,482	133,709
Kaplan international	1,000,943	950,922
Kaplan corporate and other	21,007	21,509
	$1,494,736	$1,479,267

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.
This analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto.
Results of Operations
The Company reported income attributable to common shares of $42.0 million ($7.46 per share) for the second quarter of 2017, compared to $60.8 million ($10.76 per share) for the second quarter of 2016.
Items included in the Company’s net income for the second quarter of 2017:

•	a $9.2 million goodwill and other long-lived asset impairment charge in other businesses (after-tax impact of $5.8 million, or $1.03 per share); and

•	$3.5 million in non-operating foreign currency gains (after-tax impact of $2.2 million, or $0.39 per share).
Items included in the Company’s net income for the second quarter of 2016:

•	a $38.6 million non-operating gain from the sales of land and marketable equity securities (after-tax impact of $23.9 million or $4.23 per share);

•	a $3.2 million non-operating gain arising from the formation of a joint venture (after-tax impact of $1.7 million, or $0.29 per share);

•	$24.1 million in non-operating foreign currency losses (after-tax impact of $15.4 million, or $2.73 per share); and

•	a favorable $5.6 million out of period deferred tax adjustment related to the Kaplan Higher Education (KHE) goodwill impairment recorded in the third quarter of 2015 ($1.00 per share).
Revenue for the second quarter of 2017 was $676.1 million, up 7% from $628.9 million in the second quarter of 2016. Revenues increased at the television broadcasting division and in other businesses, offset by a decline at the education division. The Company reported operating income of $68.4 million for the second quarter of 2017, compared to $74.1 million for the second quarter of 2016. The operating income decline is driven by lower earnings at the television broadcasting division and in other businesses.
On April 27, 2017, certain Kaplan subsidiaries entered into a Contribution and Transfer Agreement (Transfer Agreement) to contribute Kaplan University (KU), its institutional assets and operations to a new, nonprofit, public-benefit corporation (New University) affiliated with Purdue University (Purdue) in exchange for a Transition and Operations Support Agreement (TOSA) to provide key non-academic operations support to New University for an initial term of 30 years with a buy-out option after six years. The transfer does not include any of the assets of Kaplan University School of Professional and Continuing Education (KU-PACE), which provides professional training and exam preparation for professional certifications and licensures, nor does it include the transfer of other Kaplan businesses such as Kaplan Test Preparation and Kaplan International.
Consummation of the transactions contemplated by the Transfer Agreement is subject to various closing conditions, including, among others, regulatory approvals from the U.S. Department of Education, the Indiana Commission for Higher Education and HLC, which is the regional accreditor of both Purdue and KU, and certain other state educational agencies and accreditors of programs. Kaplan is unable to predict with certainty when and if such approvals will be obtained; however, all approvals may not be received until the first quarter of 2018. If the transaction is not consummated by April 30, 2018, either party may terminate the Transfer Agreement.
For the first six months of 2017, the company reported income attributable to common shares of $63.1 million ($11.21 per share), compared to $98.5 million ($17.33 per share) for the first six months of 2016.
Items included in the Company’s net income for the first six months of 2017:

•	a $9.2 million goodwill and other long-lived asset impairment charge in other businesses (after-tax impact of $5.8 million, or $1.03 per share);

•	$5.2 million in non-operating foreign currency gains (after-tax impact of $3.3 million, or $0.58 per share); and

•	$5.9 million in income tax benefits related to stock compensation ($1.06 per share).

Items included in the Company’s net income for the first six months of 2016:

•	a $40.3 million non-operating gain from the sales of land and marketable equity securities (after-tax impact of $25.0 million, or $4.42 per share);

•	a $22.2 million non-operating gain arising from the sale of a business and the formation of a joint venture (after-tax impact of $13.6 million, or $2.37 per share);

•	$29.5 million in non-operating foreign currency losses (after-tax impact of $18.9 million, or $3.33 per share); and

•	a favorable $5.6 million out of period deferred tax adjustment related to the KHE goodwill impairment recorded in the third quarter of 2015 ($1.00 per share).
Revenue for the first six months of 2017 was $1,258.8 million, up 2% from $1,230.7 million in the first six months of 2016. Revenues increased at the television broadcasting division and in other businesses, offset by a decline at the education division. The Company reported operating income of $97.4 million for the first six months of 2017, compared to $126.0 million for first six months of 2016. Operating results declined at the education and television broadcasting divisions and in other businesses.
Division Results
Education
Education division revenue totaled $386.5 million for the second quarter of 2017, down 8% from revenue of $419.2 million for the same period of 2016. Kaplan reported operating income of $32.9 million for each of the second quarters of 2017 and 2016.
For the first six months of 2017, education division revenue totaled $759.4 million, down 7% from revenue of $820.3 million for the same period of 2016. Kaplan reported operating income of $42.0 million for the first six months of 2017, compared to $47.4 million for the first six months of 2016.
A summary of Kaplan’s operating results is as follows:

	Three Months Ended			Six Months Ended
	June 30			June 30
(in thousands)	2017	2016	% Change	2017	2016	% Change
Revenue
Higher education	$139,204	$157,980	(12)	$283,514	$323,529	(12)
Test preparation	75,730	79,349	(5)	140,298	145,811	(4)
Kaplan international	171,747	182,325	(6)	336,309	351,612	(4)
Kaplan corporate and other	57	18	—	71	143	(50)
Intersegment elimination	(239)	(459)	—	(796)	(806)	—
	$386,499	$419,213	(8)	$759,396	$820,289	(7)
Operating Income (Loss)
Higher education	$17,711	$17,237	3	$30,315	$38,543	(21)
Test preparation	5,741	7,036	(18)	2,877	4,726	(39)
Kaplan international	15,954	16,479	(3)	23,661	21,376	11
Kaplan corporate and other	(5,128)	(6,107)	16	(12,477)	(13,831)	10
Amortization of intangible assets	(1,323)	(1,704)	22	(2,443)	(3,385)	28
Intersegment elimination	(30)	(49)	—	23	(49)	—
	$32,925	$32,892	—	$41,956	$47,380	(11)
KHE includes Kaplan’s domestic postsecondary education businesses, made up of fixed-facility colleges and online postsecondary and career programs. KHE also includes the domestic professional and other continuing education businesses.
In the second quarter and first six months of 2017, KHE revenue was down 12%, due to declines in average enrollments at Kaplan University, offset by increased revenues at the domestic professional and other continuing education businesses. KHE operating results declined in the first half of 2017 due primarily to lower enrollment at Kaplan University.
New higher education student enrollments at Kaplan University declined 5% in the second quarter of 2017 and 1% for the first six months of 2017; total students at Kaplan University were 29,193 at June 30, 2017, down 13% from June 30, 2016.

Kaplan University enrollments at June 30, 2017 and 2016, by degree and certificate programs, are as follows:

	As of June 30
	2017	2016
Certificate	9.4%	6.6%
Associate’s	16.9%	20.4%
Bachelor’s	50.3%	50.4%
Master’s	23.4%	22.6%
	100.0%	100.0%
Kaplan Test Preparation (KTP) includes Kaplan’s standardized test preparation programs. KTP revenue declined 5% and 4% for the second quarter and first six months of 2017, respectively. Enrollments, excluding the new economy skills training offerings, were up 3% in the second quarter and were flat for the first six months of 2017; however, unit prices were generally lower. In comparison to 2016, KTP operating results were down 18% and 39% in the second quarter and first six months of 2017, respectively, due to lower revenues. Operating losses for the new economy skills training programs were $7.2 million and $6.9 million for the first six months of 2017 and 2016, respectively. In July 2017, Kaplan announced that Dev Bootcamp, which makes up the majority of KTP’s new economy skills training programs, will be closing operations by the end of 2017.
Kaplan International includes English-language programs, and postsecondary education and professional training businesses largely outside the United States. Kaplan International revenue declined 6% and 4% for the second quarter and first six months of 2017, respectively. On a constant currency basis, revenue was flat for the second quarter and increased 2% for the first six months of 2017, respectively, primarily due to growth in Pathways enrollments. Operating income increased 11% in the first six months of 2017, due largely to the improved Pathways and English-language results, partially offset by a decline in Singapore. Operating income declined 3% in the second quarter of 2017, due largely to a decline in Singapore.
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
Revenue at the television broadcasting division increased 10% to $106.1 million in the second quarter of 2017, from $96.5 million in the same period of 2016. Excluding revenue from the two newly acquired stations, revenue increased 3% due to $5.8 million in higher retransmission revenues, offset by a $1.3 million decrease in political advertising revenue and lower network revenue. As previously disclosed, the Company’s NBC affiliates in Houston and Detroit are operating under a new contract with NBC effective January 1, 2017 that has resulted in a significant increase in network fees in 2017, compared to 2016. Operating income for the second quarter of 2017 decreased 11% to $39.3 million, from $44.2 million in the same period of 2016 due primarily to the significantly higher network fees. The Company’s television broadcasting division stations are operating under a new retransmission contract with Comcast effective April 1, 2017.
Revenue at the television broadcasting division increased 5% to $197.6 million in the first six months of 2017, from $188.5 million in the same period of 2016. Excluding revenue from the two newly acquired stations, revenue declined 1% due to a $5.3 million decrease in political advertising revenue and lower network revenue, offset by $8.8 million in higher retransmission revenues. Operating income for the first six months of 2017 decreased 24% to $65.2 million from $85.4 million in the same period of 2016, due primarily to significantly higher network fees.

Other Businesses
A summary of Other Businesses’ operating results is as follows:

	Three Months Ended			Six Months Ended
	June 30%			June 30%
(in thousands)	2017	2016	Change	2017	2016	Change
Operating Revenues
Manufacturing	$120,672	$58,026	—	$182,570	$114,701	59
Healthcare	38,220	36,498	5	75,119	72,378	4
SocialCode	14,855	13,126	13	27,429	23,781	15
Other	9,739	5,619	73	16,692	11,125	50
	$183,486	$113,269	62	$301,810	$221,985	36
Operating Expenses
Manufacturing	$124,847	$55,177	—	$183,080	$110,715	65
Healthcare	37,836	37,544	1	75,661	70,905	7
SocialCode	12,251	14,581	(16)	29,333	28,206	4
Other	17,470	11,029	58	33,218	22,951	45
	$192,404	$118,331	63	$321,292	$232,777	38
Operating Income (Loss)
Manufacturing	$(4,175)	$2,849	—	$(510)	$3,986	—
Healthcare	384	(1,046)	—	(542)	1,473	—
SocialCode	2,604	(1,455)	—	(1,904)	(4,425)	57
Other	(7,731)	(5,410)	(43)	(16,526)	(11,826)	(40)
	$(8,918)	$(5,062)	(76)	$(19,482)	$(10,792)	(81)
Depreciation
Manufacturing	$2,404	$1,906	26	$3,912	$3,779	4
Healthcare	1,194	666	79	2,263	1,403	61
SocialCode	251	213	18	497	442	12
Other	415	288	44	776	476	63
	$4,264	$3,073	39	$7,448	$6,100	22
Amortization of Intangible Assets and Impairment of Goodwill and Other Long-Lived Assets
Manufacturing	$15,734	$2,816	—	$18,811	$5,633	—
Healthcare	1,644	1,674	(2)	3,298	3,355	(2)
SocialCode	84	—	—	167	—	—
Other	—	21	—	—	41	—
	$17,462	$4,511	—	$22,276	$9,029	—
Pension Expense
Manufacturing	$22	$20	10	$47	$38	24
Healthcare	166	—	—	332	—	—
SocialCode	142	147	(3)	296	271	9
Other	85	139	(39)	223	251	(11)
	$415	$306	36	$898	$560	60
Manufacturing includes four businesses: Dekko, a manufacturer of electrical workspace solutions, architectural lighting and electrical components and assemblies; Joyce/Dayton Corp., a Dayton, OH-based manufacturer of screw jacks and other linear motion systems; Forney, a global supplier of products and systems that control and monitor combustion processes in electric utility and industrial applications; and Hoover Treated Wood Products, Inc., a Thomson, GA-based supplier of pressure impregnated kiln-dried lumber and plywood products for fire retardant and preservative applications that the Company acquired in April 2017. In September 2016, Dekko acquired Electri-Cable Assemblies (ECA), a Shelton, CT-based manufacturer of power, data and electrical solutions for the office furniture industry.
In the second quarter of 2017, the Company recorded a $9.2 million goodwill and other long-lived asset impairment charge at Forney, due to lower than expected revenues resulting from sluggish overall demand for its energy products. Excluding this impairment charge, manufacturing revenues and operating income increased in the first six months of 2017 due to the Hoover acquisition and growth and improved results at Dekko, including the ECA acquisition.
The Graham Healthcare Group (GHG) provides home health and hospice services in three states. In June 2016, the Company acquired the outstanding 20% redeemable noncontrolling interest in Residential Healthcare (Residential). Also in June 2016, Celtic Healthcare (Celtic) and Residential combined their business operations and the Company now owns 90% of the combined entity, known as GHG. Healthcare revenues increased 4% in the first six months of 2017, while operating results were down, due largely to increased bad debt expense and higher information systems and other integration costs. In the second quarter of 2016, GHG incurred approximately $2.0 million in expenses in conjunction with the June 2016 transactions discussed above. At the end of June 2017, GHG acquired Hometown Home Health and Hospice, a Lapeer, MI-based healthcare services provider.
In June 2016, Residential and a Michigan hospital formed a joint venture to provide home health services to West Michigan patients. Residential manages the operations of the joint venture and holds a 40% interest. The pro rata operating results of the joint venture are included in the Company’s equity in earnings of affiliates. In connection with this June 2016 transaction, the Company recorded a pre-tax gain of $3.2 million in the second quarter of 2016 that is included in other non-operating income.
SocialCode is a provider of marketing solutions on social, mobile and video platforms. SocialCode revenues increased 13% and 15% in the second quarter and for the first six months of 2017, due to growth in digital advertising service revenues. SocialCode reported operating income of $2.6 million and an operating loss of $1.9 million for the second quarter and first six months of 2017, compared to operating losses of $1.5 million and $4.4 million in the second quarter and first six months of 2016. The improved results include a $4.7 million and $3.9 million credit related to SocialCode’s phantom equity plans in the second quarter and first six months of 2017, respectively. As of June 30, 2017, the accrual balance related to these plans is $18.1 million.
Other businesses also include Slate and Foreign Policy, which publish online and print magazines and websites; and two investment stage businesses, Panoply and CyberVista. Losses from each of these businesses in the first six months of 2017 adversely affected operating results.
Corporate Office
Corporate office includes the expenses of the Company’s corporate office, the pension credit for the Company’s traditional defined benefit plan and certain continuing obligations related to prior business dispositions. The total pension credit for the Company’s traditional defined benefit plan was $36.4 million and $32.1 million in the first six months of 2017 and 2016, respectively.
Without the pension credit, corporate office expenses declined slightly in the first six months of 2017.
Equity in Earnings of Affiliates
At June 30, 2017, the Company held interests in a number of home health and hospice joint ventures, and interests in several other affiliates. The Company recorded equity in earnings of affiliates of $1.3 million for the second quarter of 2017, compared to losses of $0.9 million for the second quarter of 2016. The Company recorded equity in earnings of affiliates of $2.0 million for the first six months of 2017, compared to $0.1 million for the first six months of 2016.
Other Non-Operating Income (Expense)
The Company recorded total other non-operating income, net, of $4.1 million for the second quarter of 2017, compared to $19.0 million for the second quarter of 2016. The 2017 amounts included $3.5 million in foreign currency gains and other items. The 2016 amounts included a $34.1 million gain on the sale of land; a $4.5 million gain on the sale of marketable equity securities; a $3.2 million gain on the Residential joint venture transaction and other items, offset by $24.1 million in foreign currency losses and other items.
The Company recorded total other non-operating income, net, of $4.9 million for the first six months of 2017, compared to $34.1 million for the first six months of 2016. The 2017 amounts included $5.2 million in foreign currency gains, offset by other items. The 2016 amounts included a $34.1 million gain on the sale of land; an $18.9 million gain on the sale of a business; a $6.3 million gain on the sale of marketable equity securities; a $3.2 million gain on the Residential joint venture transaction and other items, offset by $29.5 million in foreign currency losses.
Net Interest Expense and Related Balances
The Company incurred net interest expense of $7.9 million and $14.6 million for the second quarter and first six months of 2017, compared to $7.3 million and $14.6 million for the second quarter and first six months of 2016. At June 30, 2017, the Company had $496.2 million in borrowings outstanding at an average interest rate of 6.2% and cash, marketable equity securities and other investments of $925.1 million.
Provision for Income Taxes
The Company’s effective tax rate for the first six months of 2017 was 29.7%, compared to 31.7% for the first six months of 2016. The low effective tax rate in the first six months of 2017 is due to a $5.9 million income tax benefit related to the vesting of restricted stock awards. In the first quarter of 2017, the Company adopted a new accounting standard that requires all excess income tax benefits and deficiencies from stock compensation to be recorded as discrete items in the provision for income taxes. Excluding this $5.9 million benefit, the overall income tax rate in the first six months of 2017 was 36.3%.
In the second quarter of 2016, the Company benefited from a favorable $5.6 million out of period deferred tax adjustment related to the KHE goodwill impairment recorded in the third quarter of 2015. Excluding this adjustment, the Company’s effective tax rate for the first six months of 2016 was 35.6%.
Earnings Per Share
The calculation of diluted earnings per share for the second quarter and first six months of 2017 was based on 5,577,275 and 5,573,167 weighted average shares outstanding, compared to 5,574,336 and 5,612,959 for the second quarter and first six months of 2016. At June 30, 2017, there were 5,593,030 shares outstanding. On May 14, 2015, the Board of Directors authorized the Company to acquire up to 500,000 shares of its Class B common stock; the Company has remaining authorization for 223,526 shares as of June 30, 2017.
Kaplan University Transaction
On April 27, 2017, certain Kaplan subsidiaries entered into a Contribution and Transfer Agreement (Transfer Agreement) to contribute Kaplan University (KU), its institutional assets and operations to a new, nonprofit, public-benefit corporation (New University) affiliated with Purdue University (Purdue) in exchange for a Transition and Operations Support Agreement (TOSA) to provide key non-academic operations support to New University for an initial term of 30 years with a buy-out option after six years.
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
New University will initially consist of the seven schools and colleges that now comprise KU (excluding the Kaplan University School of Professional and Continuing Education (KU-PACE)), which together offer more than 100 diploma, certificate, associate, bachelor, masters and doctoral degree programs, as well as 15 campus and learning center locations. Current online and campus KU students, approximately 29,000, will transfer to New University. Current full-time and adjunct faculty and staff at KU, approximately 3,000 employees, will also transfer to New University. New University will be governed by its own board of trustees that will fully control all of the functions of New University, the members of which will be appointed by Purdue. Upon approval by its accreditor, New University will have its own institutional accreditation and maintain its own faculty and administrative operations.
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
Consummation of the transactions contemplated by the Transfer Agreement is subject to various closing conditions, including, among others, regulatory approvals from the U.S. Department of Education, the Indiana Commission for Higher Education and HLC, which is the regional accreditor of both Purdue and Kaplan University, and certain other state educational agencies and accreditors of programs. Kaplan is unable to predict with certainty when and if such approvals will be obtained; however, all approvals may not be received until the first quarter of 2018. If the transaction is not consummated by April 30, 2018, either party may terminate the Transfer Agreement.
Kaplan Higher Education (KHE) Regulatory Matters
Gainful Employment. On June 15, 2017, the Department of Education (ED) announced its intention to negotiate issues related to gainful employment. On July 5, 2017, the ED released in the Federal Register an announcement that the Department will allow additional time, until July 1, 2018, for institutions to comply with certain disclosure requirements in the GE regulations. The Department also extended the deadline for all programs to file supporting documents for their alternate earnings appeals, to a date not yet determined. The ED further indicated that it will issue a Federal Register notice specifically establishing new deadlines.
Borrower Defense to Repayment Regulations. The final rule was scheduled to be effective July 1, 2017. However, prior to the effective date, on June 14, 2017, the ED delayed implementation of a large portion of the rule.
Financial Condition: Capital Resources and Liquidity
Acquisitions, Dispositions and Exchanges
Acquisitions.  In the first six months of 2017, the Company acquired six businesses, two in its education division, two in its television broadcasting division and two in other businesses for $318.7 million in cash and contingent consideration, and the assumption of $59.1 million in certain pension and postretirement obligations.
At the end of June 2017, Graham Healthcare Group (GHG) acquired a 100% interest in Hometown Home Health and Hospice, a Lapeer, MI-based healthcare services provider by purchasing all of its issued and outstanding shares. This acquisition expands GHG’s service area in Michigan. GHG is included in other businesses.
In April 2017, the Company acquired 97.72% of the issued and outstanding shares of Hoover Treated Wood Products, Inc., a Thomson, GA-based supplier of pressure impregnated kiln-dried lumber and plywood products for fire retardant and preservative applications for $206.8 million, net of cash acquired. The fair value of the redeemable noncontrolling interest in Hoover was $3.7 million at the acquisition date, determined using a market approach. This acquisition is consistent with the Company’s ongoing strategy of investing in companies with a history of profitability and strong management. Hoover is included in other businesses.
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
During 2016, the Company acquired five businesses, three businesses included in its education division and two businesses in other businesses. In January 2016, Kaplan acquired a 100% interest in Mander Portman Woodward, a leading provider of high-quality, bespoke education to UK and international students in London, Cambridge and Birmingham, by purchasing all of its issued and outstanding shares. In February 2016, Kaplan acquired a 100% interest in Osborne Books, an educational publisher of learning resources for accounting qualifications in the UK, by purchasing all of its issued and outstanding shares. The primary rationale for these acquisitions was based on several strategic benefits expected to be realized in the future. Both of these acquisitions are included in Kaplan International.
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
Sale of Businesses. In February 2017, GHG completed the sale of Celtic Healthcare of Maryland.
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
In June 2016, the Company purchased the outstanding 20% redeemable noncontrolling interest in Residential. At that time, the Company recorded an increase to redeemable noncontrolling interest of $3.0 million, with a corresponding decrease to capital in excess of par value, to reflect the redemption value of the redeemable noncontrolling interest at $24.0 million. Following this transaction, Celtic and Residential combined their business operations to form GHG. The redeemable noncontrolling interest shareholders in Celtic exchanged their 20% interest in Celtic for a 10% mandatorily redeemable noncontrolling interest in the combined entity and the Company recorded a $4.1 million net increase to the mandatorily redeemable noncontrolling interest to reflect the estimated fair value of the mandatorily redeemable noncontrolling interest. The minority shareholders have an option to put their shares to the Company starting in 2020, and are required to put a percentage of their shares in 2022 and 2024, with the remaining shares required to be put by the minority shareholders in 2026. The redemption value is based on an EBITDA multiple, adjusted for working capital and other items, computed annually, with no limit on the amount payable. The Company now owns 90% of GHG. Because the noncontrolling interest is now mandatorily redeemable by the Company by 2026, it is reported as a noncurrent liability at June 30, 2017.
Capital Expenditures
During the first six months of 2017, the Company’s capital expenditures totaled $27.9 million. This amount includes assets acquired during the year, whereas the amounts reflected in the Company’s Condensed Statements of Cash Flows are based on cash payments made during the relevant periods. The Company estimates that its capital expenditures will be in the range of $75 million to $85 million in 2017.
Liquidity
The Company’s borrowings were $496.2 million and $491.8 million, at June 30, 2017 and December 31, 2016, respectively.
At June 30, 2017, the Company had cash and cash equivalents, restricted cash and investments in marketable securities and other investments totaling $925.1 million, compared with $1,119.1 million at December 31, 2016. The Company’s net cash provided by operating activities, as reported in the Company’s Condensed Consolidated Statements of Cash Flows, was $131.6 million for the first six months of 2017, compared to $146.6 million for the first six months of 2016. The decrease is due to increased current year payments to vendors, and a large reduction in the income tax receivable in the prior year, offset by significant cash receipts from customers received in the first half of 2017 compared to 2016.

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
On July 14, 2016, Kaplan entered into a Facility Agreement (the Kaplan Credit Agreement) among Kaplan International Holdings Limited, as borrower, the lenders party thereto, HSBC BANK PLC as Facility Agent, and other agents party thereto. The Kaplan Credit Agreement provides for a four-year credit facility in an aggregate principal amount of £75 million. Borrowings bear interest at a rate per annum of LIBOR plus an applicable interest rate margin between 1.25% and 1.75%, in each case determined on a quarterly basis by reference to a pricing grid based upon the Company’s total leverage ratio. The Kaplan Credit Agreement requires that 6.66% of the amount of the loan be repaid on the first three anniversaries of funding, with the remaining balance due on July 1, 2020. The Kaplan Credit Agreement contains terms and conditions, including remedies in the event of a default by the Company, typical of facilities of this type and requires the Company to maintain a leverage ratio of not greater than 3.5 to 1.0 and a consolidated interest coverage ratio of at least 3.5 to 1.0 based upon the ratio of consolidated adjusted EBITDA to consolidated interest expense as determined pursuant to the Kaplan Credit Agreement.
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
On May 24, 2017, Moody’s affirmed the Company’s credit ratings, but revised the outlook from Stable to Negative.
The Company’s current credit ratings are as follows:

	Moody’s	Standard & Poor’s
Long-term	Ba1	BB+
At June 30, 2017 and December 31, 2016, the Company had working capital of $842.2 million and $1,052.4 million, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments. The Company expects to fund its estimated capital needs primarily through existing cash balances and internally generated funds. In management’s opinion, the Company will have sufficient liquidity to meet its various cash needs within the next 12 months.
In July 2016, Kaplan International Holdings Limited (KIHL) entered into an agreement with University of York International Pathway College LLP (York International College) to loan the LLP approximately £25 million over the next eighteen months, to construct an academic building in the UK to be used by the College. York International College is a limited liability partnership joint venture between Kaplan York Limited (a subsidiary of Kaplan International Colleges UK Limited) and a subsidiary of the University of York, that operates a pathways college. The loan will be repayable over 25 years at an interest rate of 7% and the loan is guaranteed by the University of York. While there is no strict requirement to make annual principal and interest payments, interest will be rolled up and accrue interest at 7% if no such payments are made. The loan becomes due and payable if the partnership agreement with Kaplan is terminated. In the second half of 2016, KIHL advanced approximately £11.0 million to York International College. In the first six months of 2017, there was no additional advance made.
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
Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (the Company’s principal executive officer) and the Company’s Senior Vice President-Finance (the Company’s principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of June 30, 2017. Based on that evaluation, the Company’s Chief Executive Officer and Senior Vice President-Finance have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Senior Vice President-Finance, in a manner that allows timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 6. Exhibits.

Exhibit Number	Description

2.1
Contribution and Transfer Agreement, dated April 27, 2017, by and among Kaplan Higher Education, LLC, Iowa College Acquisition, LLC, Purdue University, and Purdue New U, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed April 27, 2017). *

3.1
Restated Certificate of Incorporation of the Company dated November 13, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003).

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

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer. **

101
The following financial information from Graham Holdings Company Quarterly Report on Form 10-Q for the period ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2107 and 2016, (ii) Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2017 and 2016, (iii) Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (iv) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2017 and 2016, and (v) Notes to Condensed Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed “furnished” and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

*	Graham Holdings Company hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule to such agreement to the U.S. Securities and Exchange Commission upon request.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAHAM HOLDINGS COMPANY
(Registrant)

Date: August 2, 2017	/s/ Timothy J. O’Shaughnessy
Timothy J. O’Shaughnessy, President & Chief Executive Officer (Principal Executive Officer)

Date: August 2, 2017	/s/ Wallace R. Cooney
Wallace R. Cooney, Senior Vice President-Finance (Principal Financial Officer)