Form 10-Q
period 2017-09-30
Graham Holdings Co
filed 2017-11-01
CIK 104889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2017
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
Shares outstanding at October 27, 2017:
Class A Common Stock – 964,001 Shares
Class B Common Stock – 4,567,815 Shares

GRAHAM HOLDINGS COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30

(in thousands, except per share amounts)	2017	2016	2017	2016
Operating Revenues
Education	$377,033	$386,936	$1,136,706	$1,207,086
Advertising	69,495	86,531	207,143	225,590
Other	210,697	148,171	572,180	419,635
	657,225	621,638	1,916,029	1,852,311
Operating Costs and Expenses
Operating	352,635	293,194	1,011,553	880,859
Selling, general and administrative	232,782	237,694	678,139	709,344
Depreciation of property, plant and equipment	16,002	16,097	46,525	48,903
Amortization of intangible assets	10,923	6,620	28,290	19,160
Impairment of goodwill and other long-lived assets	312	—	9,536	—
	612,654	553,605	1,774,043	1,658,266
Income from Operations	44,571	68,033	141,986	194,045
Equity in (losses) earnings of affiliates, net	(532)	(1,008)	1,448	(895)
Interest income	861	740	3,397	2,052
Interest expense	(8,619)	(8,614)	(25,783)	(24,533)
Other income (expense), net	1,963	(18,225)	6,881	15,871
Income Before Income Taxes	38,244	40,926	127,929	186,540
Provision for Income Taxes	13,400	7,800	40,000	54,000
Net Income	24,844	33,126	87,929	132,540
Net Income Attributable to Noncontrolling Interests	(60)	—	(63)	(868)
Net Income Attributable to Graham Holdings Company Common Stockholders	$24,784	$33,126	$87,866	$131,672
Per Share Information Attributable to Graham Holdings Company Common Stockholders
Basic net income per common share	$4.45	$5.90	$15.74	$23.33
Basic average number of common shares outstanding	5,518	5,544	5,530	5,570
Diluted net income per common share	$4.42	$5.87	$15.64	$23.21
Diluted average number of common shares outstanding	5,554	5,574	5,567	5,600

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2017	2016	2017	2016
Net Income	$24,844	$33,126	$87,929	$132,540
Other Comprehensive Income, Before Tax
Foreign currency translation adjustments:
Translation adjustments arising during the period	11,470	(353)	34,776	(1,629)
Unrealized gains on available-for-sale securities:
Unrealized gains for the period, net	47,836	12,154	71,370	7,190
Reclassification of realized gain on sale of available-for-sale securities included in net income	—	—	—	(6,256)
	47,836	12,154	71,370	934
Pension and other postretirement plans:
Amortization of net prior service cost included in net income	118	105	358	314
Amortization of net actuarial (gain) loss included in net income	(1,567)	289	(4,958)	868
	(1,449)	394	(4,600)	1,182
Cash flow hedge (loss) gain	(72)	49	(215)	49
Other Comprehensive Income, Before Tax	57,785	12,244	101,331	536
Income tax expense related to items of other comprehensive income	(18,540)	(5,039)	(26,665)	(866)
Other Comprehensive Income (Loss), Net of Tax	39,245	7,205	74,666	(330)
Comprehensive Income	64,089	40,331	162,595	132,210
Comprehensive income attributable to noncontrolling interests	(60)	—	(63)	(868)
Total Comprehensive Income Attributable to Graham Holdings Company	$64,029	$40,331	$162,532	$131,342

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands)	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$395,009	$648,885
Restricted cash	21,403	21,931
Investments in marketable equity securities and other investments	519,586	448,241
Accounts receivable, net	525,779	615,101
Income taxes receivable	28,108	41,635
Inventories and contracts in progress	62,531	34,818
Other current assets	65,443	60,735
Total Current Assets	1,617,859	1,871,346
Property, Plant and Equipment, Net	259,809	233,664
Investments in Affiliates	122,166	58,806
Goodwill, Net	1,299,226	1,122,954
Indefinite-Lived Intangible Assets, Net	109,901	66,026
Amortized Intangible Assets, Net	239,152	107,939
Prepaid Pension Cost	863,098	881,593
Deferred Income Taxes	15,820	17,246
Deferred Charges and Other Assets	92,884	73,096
Total Assets	$4,619,915	$4,432,670

Liabilities and Equity
Current Liabilities
Accounts payable and accrued liabilities	$446,076	$500,726
Deferred revenue	353,367	312,107
Current portion of long-term debt	6,713	6,128
Dividends declared	7,025	—
Total Current Liabilities	813,181	818,961
Postretirement Benefits Other Than Pensions	22,929	21,859
Accrued Compensation and Related Benefits	198,907	195,910
Other Liabilities	67,589	65,554
Deferred Income Taxes	454,027	379,092
Mandatorily Redeemable Noncontrolling Interest	12,584	12,584
Long-Term Debt	486,242	485,719
Total Liabilities	2,055,459	1,979,679
Redeemable Noncontrolling Interest	3,779	50
Preferred Stock	—	—
Common Stockholders’ Equity
Common stock	20,000	20,000
Capital in excess of par value	368,505	364,363
Retained earnings	5,648,479	5,588,942
Accumulated other comprehensive income (loss), net of tax
Cumulative foreign currency translation adjustment	7,778	(26,998)
Unrealized gain on available-for-sale securities	135,753	92,931
Unrealized gain on pensions and other postretirement plans	168,070	170,830
Cash flow hedge	(449)	(277)
Cost of Class B common stock held in treasury	(3,787,459)	(3,756,850)
Total Equity	2,560,677	2,452,941
Total Liabilities and Equity	$4,619,915	$4,432,670

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30
(in thousands)	2017	2016
Cash Flows from Operating Activities
Net Income	$87,929	$132,540
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and goodwill and other long-lived asset impairment	84,351	68,063
Net pension benefit	(44,281)	(36,714)
Early retirement program expense	932	—
Stock-based compensation expense, net	7,528	10,319
Loss (gain) on disposition of businesses, property, plant and equipment, investments and other assets, net	504	(62,132)
Foreign exchange (gain) loss	(6,608)	33,324
Write-down of cost method investments	200	15,161
Equity in (earnings) losses of affiliates, net of distributions	(1,434)	895
Provision (benefit) for deferred income taxes	16,306	(17,281)
Change in operating assets and liabilities:
Accounts receivable, net	106,230	5,980
Accounts payable and accrued liabilities	(63,255)	(38,099)
Deferred revenue	27,254	28,014
Income taxes receivable	14,477	27,206
Other assets and other liabilities, net	(9,795)	(16,492)
Other	519	671
Net Cash Provided by Operating Activities	220,857	151,455
Cash Flows from Investing Activities
Investments in certain businesses, net of cash acquired	(299,938)	(242,472)
Investments in equity affiliates, cost method and other investments	(66,097)	(4,550)
Purchases of property, plant and equipment	(43,863)	(41,373)
Disbursement of loan to affiliate	(6,771)	(7,730)
Return of investment in equity affiliate	3,527	—
Net proceeds from disposition of businesses, property, plant and equipment, investments and other assets	2,672	36,777
Proceeds from sales of marketable equity securities	—	22,837
Purchases of marketable equity securities	—	(48,265)
Net Cash Used in Investing Activities	(410,470)	(284,776)
Cash Flows from Financing Activities
Common shares repurchased	(35,394)	(90,328)
Dividends paid	(21,304)	(20,532)
Repayments of borrowings	(7,712)	—
Deferred payments of acquisition and noncontrolling interest	(5,187)	—
Issuance of borrowings	—	98,610
Purchase of noncontrolling interest	—	(21,000)
Payments of financing costs	—	(648)
Other	(4,962)	16,608
Net Cash Used in Financing Activities	(74,559)	(17,290)
Effect of Currency Exchange Rate Change	9,768	(3,147)
Net Decrease in Cash and Cash Equivalents and Restricted Cash	(254,404)	(153,758)
Beginning Cash and Cash Equivalents and Restricted Cash	670,816	774,952
Ending Cash and Cash Equivalents and Restricted Cash	$416,412	$621,194

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
Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States of America (GAAP) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (SEC). They include the assets, liabilities, results of operations and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or otherwise controlled by the Company. As permitted under such rules, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the three and nine months ended September 30, 2017 and 2016 may not be indicative of the Company’s future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
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
Recently Adopted and Issued Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board (FASB) issued comprehensive new guidance that supersedes all existing revenue recognition guidance. In August 2015, the FASB issued an amendment to the guidance that defers the effective date by one year. The new guidance requires revenue to be recognized when the Company transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The new guidance also significantly expands the disclosure requirements for revenue recognition. The guidance is effective for interim and fiscal years beginning after December 15, 2017. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016. The standard permits two implementation approaches, full retrospective, requiring retrospective application of the new guidance with a restatement of prior years, or modified retrospective, requiring prospective application of the new guidance with disclosure of results under the old guidance in the first year of adoption. The Company will adopt the new guidance on January 1, 2018 using the modified retrospective approach.
The Company is in the process of completing the evaluation of the impact of adopting the new guidance, as well as assessing the need for any potential changes to the Company’s accounting policies and internal control structure. The evaluation of contracts at the Company’s television broadcasting and other businesses is substantially complete, and based upon the results of the work performed to date, the Company does not expect the application of the new guidance to have a material impact to the Company’s Consolidated Statement of Operations or Balance Sheet, either at initial implementation or on an ongoing basis. The Company is continuing its evaluation of contracts at the education division and is not yet able to estimate the anticipated impact of these arrangements to the Company’s Consolidated Financial Statements. The Company expects adoption of the new guidance will result in a change to its current treatment of certain commissions paid to employees and agents at the education division. The Company currently expenses such commissions as incurred. Under the new guidance, the Company expects to capitalize certain commission costs as an incremental cost of obtaining a contract and subsequently amortize the cost as the tuition services are delivered to students. The Company expects to complete its evaluation of the impact of the new guidance in the fourth quarter of 2017. The Company is also evaluating the new disclosures required by the guidance to determine additional information that will need to be disclosed.
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

	Nine Months Ended September 30, 2016
	As
	Previously		As
(in thousands)	Reported	Adjustment	Adopted
Cash Flows from Operating Activities
Increase in Restricted Cash	$(7,266)	$7,266	$—
Net Cash Provided by Operating Activities	144,189	7,266	151,455

Net Decrease in Cash and Cash Equivalents and Restricted Cash	(161,024)	7,266	(153,758)
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	754,207	20,745	774,952
Cash and Cash Equivalents and Restricted Cash at End of Period	593,183	28,011	621,194
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

	Income from Operations	Non-operating pension and postretirement benefit income	Income Before Income Taxes
(in thousands)
Three Months Ended September 30, 2017
As Reported	$44,571	$—	$38,244
Adjustment	(17,621)	17,621	—
Upon Adoption	26,950	17,621	38,244

Three Months Ended September 30, 2016
As Reported	$68,033	$—	$40,926
Adjustment	(15,705)	15,705	—
Upon Adoption	52,328	15,705	40,926

Nine Months Ended September 30, 2017
As Reported	$141,986	$—	$127,929
Adjustment	(55,042)	55,042	—
Upon Adoption	86,944	55,042	127,929

Nine Months Ended September 30, 2016
As Reported	$194,045	$—	$186,540
Adjustment	(46,966)	46,966	—
Upon Adoption	147,079	46,966	186,540

Twelve Months Ended December 31, 2016
As Reported	$303,534	$—	$250,658
Adjustment	(80,665)	80,665	—
Upon Adoption	222,869	80,665	250,658
2. INVESTMENTS
As of September 30, 2017 and December 31, 2016, the Company had commercial paper and money market investments of $205.8 million and $485.1 million, respectively, that are classified as cash, cash equivalents and restricted cash in the Company’s Condensed Consolidated Balance Sheets.
Investments in marketable equity securities comprised the following:

	As of
	September 30, 2017	December 31, 2016
(in thousands)
Total cost	$269,343	$269,343
Gross unrealized gains	226,256	154,886
Total Fair Value	$495,599	$424,229
There were no purchases of marketable equity securities during the first nine months of 2017. The Company settled on $48.3 million of marketable equity securities purchases during the first nine months of 2016, of which $47.9 million was purchased in the first nine months of 2016.
There were no sales of marketable equity securities for the first nine months of 2017. The total proceeds from the sales of marketable equity securities for the first nine months of 2016 were $22.8 million, with realized gains of $6.3 million.
In September 2017, the Company acquired approximately 10% of Intersection Holdings, LLC, a company that provides digital marketing and advertising services and products for cities, transit systems, airports, and other public and private spaces, which is accounted for as an investment in affiliate. As of September 30, 2017, the Company held interests in several affiliates; Residential Healthcare (Residential) held a 40% interest in Residential Home

Health Illinois, a 42.5% interest in Residential Hospice Illinois and a 40% interest in the joint venture formed between Residential and a Michigan hospital; and Celtic Healthcare (Celtic) held a 40% interest in the joint venture formed between Celtic Healthcare and Allegheny Health Network (AHN). For the three and nine months ended September 30, 2017, the Company recorded $4.5 million and $14.1 million, respectively, in revenue for services provided to the affiliates of Celtic and Residential.
Additionally, Kaplan International Holdings Limited (KIHL) held a 45% interest in a joint venture formed with York University. KIHL agreed to loan the joint venture £25 million, of which, £11.0 million was advanced in 2016 and £5.0 million was advanced in 2017. The loan will be repayable over 25 years at an interest rate of 7% and the loan is guaranteed by the University of York.
3. ACQUISITIONS AND DISPOSITIONS OF BUSINESSES
Acquisitions.  In the first nine months of 2017, the Company acquired six businesses, two in its education division, two in its television broadcasting division and two in other businesses for $318.7 million in cash and contingent consideration, and the assumption of $59.1 million in certain pension and postretirement obligations.
At the end of June 2017, Graham Healthcare Group (GHG) acquired a 100% interest in Hometown Home Health and Hospice, a Lapeer, MI-based healthcare services provider by purchasing all of its issued and outstanding shares. This acquisition expands GHG’s service area in Michigan. GHG is included in other businesses.
In April 2017, the Company acquired 97.72% of the issued and outstanding shares of Hoover Treated Wood Products, Inc., a Thomson, GA-based supplier of pressure impregnated kiln-dried lumber and plywood products for fire retardant and preservative applications for $206.8 million, net of cash acquired. The fair value of the redeemable noncontrolling interest in Hoover was $3.7 million at the acquisition date, determined using a market approach. The minority shareholders have an option to put some of their shares to the Company starting in 2019 and the remaining shares starting in 2021. The Company has an option to buy the shares of minority shareholders starting in 2027. This acquisition is consistent with the Company’s ongoing strategy of investing in companies with a history of profitability and strong management. Hoover is included in other businesses.
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

Acquisition-related costs of $3.5 million related to these 2017 acquisitions were expensed as incurred. The aggregate purchase price of the 2017 and 2016 acquisitions was allocated as follows (2017 on a preliminary basis):

	Purchase Price Allocation
	As of
(in thousands)	September 30, 2017	December 31, 2016
Accounts receivable	$12,502	$8,538
Inventory	25,253	878
Other current assets	593	1,420
Property, plant and equipment	30,961	3,940
Goodwill	143,433	184,118
Indefinite-lived intangible assets	41,600	53,110
Amortized intangible assets	158,907	28,267
Pension and other postretirement benefits liabilities	(59,116)	—
Other liabilities	(10,822)	(21,892)
Deferred income taxes	(34,875)	(11,009)
Redeemable noncontrolling interest	(3,666)	—
Aggregate purchase price, net of cash acquired	$304,770	$247,370
The 2017 fair values recorded were based upon preliminary valuations and the estimates and assumptions used in such valuations are subject to change, which could be significant, within the measurement period (up to one year from the acquisition date). The recording of deferred tax assets or liabilities, working capital and the final amount of residual goodwill and other intangibles are not yet finalized. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill recorded due to these acquisitions is attributable to the assembled workforces of the acquired companies and expected synergies. The Company expects to deduct $11.0 million and $22.2 million of goodwill for income tax purposes for the acquisitions completed in 2017 and 2016, respectively.
The acquired companies were consolidated into the Company’s financial statements starting on their respective acquisition dates. The Company’s Condensed Consolidated Statements of Operations include aggregate revenues and operating income for the companies acquired in 2017 of $64.9 million and $4.0 million, respectively, for the third quarter of 2017, and aggregate revenues and operating income of $133.8 million and $3.8 million, respectively, for the first nine months of 2017. The following unaudited pro forma financial information presents the Company’s results as if the 2017 acquisitions had occurred at the beginning of 2016. The unaudited pro forma information also includes the 2016 acquisitions as if they occurred at the beginning of 2015:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2017	2016	2017	2016
Operating revenues	$657,225	$696,767	$1,979,784	$2,058,571
Net income	24,735	36,250	96,065	137,967
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

In June 2016, the Company purchased the outstanding 20% redeemable noncontrolling interest in Residential. At that time, the Company recorded an increase to redeemable noncontrolling interest of $3.0 million, with a corresponding decrease to capital in excess of par value, to reflect the redemption value of the redeemable noncontrolling interest at $24.0 million. Following this transaction, Celtic and Residential combined their business operations to form GHG. The redeemable noncontrolling interest shareholders in Celtic exchanged their 20% interest in Celtic for a 10% mandatorily redeemable noncontrolling interest in the combined entity and the Company recorded a $4.1 million net increase to the mandatorily redeemable noncontrolling interest to reflect the estimated fair value of the mandatorily redeemable noncontrolling interest. The minority shareholders have an option to put their shares to the Company starting in 2020, and are required to put a percentage of their shares in 2022 and 2024, with the remaining shares required to be put by the minority shareholders in 2026. The redemption value is based on an EBITDA multiple, adjusted for working capital and other items, computed annually, with no limit on the amount payable. The Company now owns 90% of GHG. Because the noncontrolling interest is now mandatorily redeemable by the Company by 2026, it is reported as a noncurrent liability at September 30, 2017.
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
Consummation of the transactions contemplated by the Transfer Agreement is subject to various closing conditions, including, among others, regulatory approvals from the U.S. Department of Education (ED), the Indiana Commission for Higher Education (ICHE) and Higher Learning Commissions (HLC), which is the regional accreditor of both Purdue and KU, and certain other state educational agencies and accreditors of programs. In the third quarter of 2017, ICHE granted its approval and the ED provided preliminary approval based on its review of a pre-acquisition application, subject to certain conditions. Kaplan is unable to predict with certainty when and if HLC approval will be obtained; however, such approval is not expected to be received until the first quarter of 2018. If the transaction is not consummated by April 30, 2018, either party may terminate the Transfer Agreement.
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
Amortization of intangible assets for the three months ended September 30, 2017 and 2016 was $10.9 million and $6.6 million, respectively. Amortization of intangible assets for the nine months ended September 30, 2017 and 2016 was $28.3 million and $19.2 million, respectively. Amortization of intangible assets is estimated to be approximately $10 million for the remainder of 2017, $38 million in 2018, $37 million in 2019, $33 million in 2020, $28 million in 2021 and $93 million thereafter.
The changes in the carrying amount of goodwill, by segment, were as follows:

(in thousands)	Education	Television Broadcasting	Other Businesses	Total
Balance as of December 31, 2016
Goodwill	$1,111,003	$168,345	$202,141	$1,481,489
Accumulated impairment losses	(350,850)	—	(7,685)	(358,535)
	760,153	168,345	194,456	1,122,954
Acquisitions	18,986	24,256	100,191	143,433
Impairment	—	—	(7,616)	(7,616)
Dispositions	—	—	(412)	(412)
Foreign currency exchange rate changes	40,867	—	—	40,867
Balance as of September 30, 2017
Goodwill	1,170,856	192,601	301,920	1,665,377
Accumulated impairment losses	(350,850)	—	(15,301)	(366,151)
	$820,006	$192,601	$286,619	$1,299,226

The changes in carrying amount of goodwill at the Company’s education division were as follows:

(in thousands)	Higher Education	Test Preparation	Kaplan International	Total
Balance as of December 31, 2016
Goodwill	$389,720	$166,098	$555,185	$1,111,003
Accumulated impairment losses	(248,591)	(102,259)	—	(350,850)
	141,129	63,839	555,185	760,153
Acquisitions	—	—	18,986	18,986
Foreign currency exchange rate changes	154	—	40,713	40,867
Balance as of September 30, 2017
Goodwill	389,874	166,098	614,884	1,170,856
Accumulated impairment losses	(248,591)	(102,259)	—	(350,850)
	$141,283	$63,839	$614,884	$820,006
Other intangible assets consist of the following:

		As of September 30, 2017			As of December 31, 2016
(in thousands)	Useful Life Range	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Student and customer relationships	1–10 years (1)	$224,872	$74,304	$150,568	$129,616	$55,863	$73,753
Trade names and trademarks	2–10 years	58,917	33,143	25,774	55,240	29,670	25,570
Network affiliation agreements	15 years	42,600	2,067	40,533	—	—	—
Databases and technology	3–6 years (1)	19,583	4,173	15,410	5,601	4,368	1,233
Noncompete agreements	2–5 years	2,080	1,549	531	1,730	1,404	326
Other	1–8 years	13,430	7,094	6,336	12,030	4,973	7,057
		$361,482	$122,330	$239,152	$204,217	$96,278	$107,939
Indefinite-Lived Intangible Assets
Trade names and trademarks		$82,651			$65,192
FCC licenses		26,600			—
Licensure and accreditation		650			834
		$109,901			$66,026
____________

(1)	As of December 31, 2016, the student and customer relationships’ minimum useful life was 2 years and the databases and technology’s maximum useful life was 5 years.
5. DEBT
The Company’s borrowings consist of the following:

	As of
	September 30, 2017	December 31, 2016
(in thousands)
7.25% unsecured notes due February 1, 2019 (1)	$399,393	$399,052
UK Credit facility (2)	93,450	91,316
Other indebtedness	112	1,479
Total Debt	$492,955	$491,847
Less: current portion	(6,713)	(6,128)
Total Long-Term Debt	$486,242	$485,719
____________

(1)	The carrying value is net of $0.1 million of unamortized debt issuance costs as of September 30, 2017 and December 31, 2016, respectively.

(2)	The carrying value is net of $0.4 million and $0.5 million of unamortized debt issuance costs as of September 30, 2017 and December 31, 2016, respectively.
The Company’s other indebtedness at September 30, 2017 is at an interest rate of 2% and matures in 2025.
On July 14, 2016, Kaplan entered into a Facility Agreement (the Kaplan Credit Agreement) among Kaplan International Holdings Limited, as borrower, the lenders party thereto, HSBC BANK PLC as Facility Agent, and other agents party thereto. The Kaplan Credit Agreement provides for a four-year credit facility in an aggregate principal amount of £75 million. Borrowings bear interest at a rate per annum of LIBOR plus an applicable interest rate margin between 1.25% and 1.75%, in each case determined on a quarterly basis by reference to a pricing grid based upon the Company’s total leverage ratio. The Kaplan Credit Agreement requires that 6.66% of the amount of the loan be repaid on the first three anniversaries of funding, with the remaining balance due on July 1, 2020. The Kaplan Credit Agreement contains terms and conditions, including remedies in the event of a default by the Company, typical of facilities of this type and requires the Company to maintain a leverage ratio of not greater than 3.5 to 1.0 and a consolidated interest coverage ratio of at least 3.5 to 1.0 based upon the ratio of consolidated adjusted EBITDA to consolidated interest expense as determined pursuant to the Kaplan Credit Agreement. As of September 30, 2017, the Company is in compliance with all financial covenants.
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
During the three months ended September 30, 2017 and 2016, the Company had average borrowings outstanding of approximately $492.4 million and $473.7 million, respectively, at average annual interest rates of approximately 6.3% and 6.2%, respectively. During the three months ended September 30, 2017 and 2016, the Company incurred net interest expense of $7.8 million and $7.9 million, respectively.
During the nine months ended September 30, 2017 and 2016, the Company had average borrowings outstanding of approximately $493.5 million and $429.4 million, respectively, at average annual interest rates of approximately 6.3% and 6.9%, respectively. During the nine months ended September 30, 2017 and 2016, the Company incurred net interest expense of $22.4 million and $22.5 million, respectively.
At September 30, 2017, the fair value of the Company’s 7.25% unsecured notes, based on quoted market prices (Level 2 fair value assessment), totaled $424.1 million, compared with the carrying amount of $399.4 million. At December 31, 2016, the fair value of the Company’s 7.25% unsecured notes, based on quoted market prices (Level 2 fair value assessment), totaled $438.7 million, compared with the carrying amount of $399.1 million. The carrying value of the Company’s other unsecured debt at September 30, 2017 approximates fair value.

6. FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	As of September 30, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market investments (1)	$—	$205,845	$—	$205,845
Marketable equity securities (3)	495,599	—	—	495,599
Other current investments (4)	9,948	14,039	—	23,987
Total Financial Assets	$505,547	$219,884	$—	$725,431
Liabilities
Deferred compensation plan liabilities (5)	$—	$43,575	$—	$43,575
Interest rate swap (6)	—	595	—	595
Mandatorily redeemable noncontrolling interest (7)	—	—	12,584	12,584
Total Financial Liabilities	$—	$44,170	$12,584	$56,754

	As of December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market investments (1)	$—	$435,258	$—	$435,258
Commercial paper (2)	49,882	—	—	49,882
Marketable equity securities (3)	424,229	—	—	424,229
Other current investments (4)	6,957	17,055	—	24,012
Total Financial Assets	$481,068	$452,313	$—	$933,381
Liabilities
Deferred compensation plan liabilities (5)	$—	$46,300	$—	$46,300
Interest rate swap (6)	—	365	—	365
Mandatorily redeemable noncontrolling interest (7)	—	—	12,584	12,584
Total Financial Liabilities	$—	$46,665	$12,584	$59,249
____________

(1)	The Company’s money market investments are included in cash, cash equivalents and restricted cash and the value considers the liquidity of the counterparty.

(2)	The Company’s commercial paper investments with original maturities of three months or less are included in cash and cash equivalents.

(3)	The Company’s investments in marketable equity securities are classified as available-for-sale.

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
The following reflects the Company’s net income and share data used in the basic and diluted earnings per share computations using the two-class method:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands, except per share amounts)	2017	2016	2017	2016
Numerator:
Numerator for basic earnings per share:
Net income attributable to Graham Holdings Company common stockholders	$24,784	$33,126	$87,866	$131,672
Less: Dividends paid-common stock outstanding and unvested restricted shares	(7,047)	(6,796)	(28,329)	(27,329)
Undistributed earnings	17,737	26,330	59,537	104,343
Percent allocated to common stockholders	99.07%	98.70%	99.07%	98.70%
	17,572	25,987	58,981	102,987
Add: Dividends paid-common stock outstanding	6,981	6,708	28,066	26,976
Numerator for basic earnings per share	$24,553	$32,695	$87,047	$129,963
Add: Additional undistributed earnings due to dilutive stock options	1	2	4	7
Numerator for diluted earnings per share	$24,554	$32,697	$87,051	$129,970
Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	5,518	5,544	5,530	5,570
Add: Effect of dilutive stock options	36	30	37	30
Denominator for diluted earnings per share	5,554	5,574	5,567	5,600
Graham Holdings Company Common Stockholders:
Basic earnings per share	$4.45	$5.90	$15.74	$23.33
Diluted earnings per share	$4.42	$5.87	$15.64	$23.21
Diluted earnings per share excludes the following weighted average potential common shares, as the effect would be antidilutive, as computed under the treasury stock method:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2017	2016	2017	2016
Weighted average restricted stock	30	42	29	40
The diluted earnings per share amounts for the three and nine months ended September 30, 2017 and September 30, 2016 exclude the effects of 104,000 and 102,000 stock options outstanding, as their inclusion would have been antidilutive due to a market condition. The diluted earnings per share amounts for the three and nine months ended September 30, 2017 and September 30, 2016 exclude the effects of 5,250 and 6,100 restricted stock awards, respectively, as their inclusion would have been antidilutive due to a performance condition.
In the three and nine months ended September 30, 2017, the Company declared regular dividends totaling $1.27 and $5.08 per common share, respectively. In the three and nine months ended September 30, 2016, the Company declared regular dividends totaling $1.21 and $4.84 per common share, respectively.

8. PENSION AND POSTRETIREMENT PLANS
Defined Benefit Plans. The total benefit arising from the Company’s defined benefit pension plans consists of the following components:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2017	2016	2017	2016
Service cost	$4,591	$5,040	$14,096	$15,422
Interest cost	11,980	12,845	35,945	38,763
Expected return on assets	(30,338)	(30,348)	(91,078)	(91,122)
Amortization of prior service cost	42	74	128	223
Recognized actuarial gain	(1,039)	—	(3,372)	—
Net Periodic Benefit	(14,764)	(12,389)	(44,281)	(36,714)
Special separation benefit expense	932	—	932	—
Total Benefit	$(13,832)	$(12,389)	$(43,349)	$(36,714)
In the third quarter of 2017, the Company recorded $0.9 million related to a Separation Incentive Program for certain Forney employees, which will be funded from the assets of the Company's pension plan.
The total cost arising from the Company’s Supplemental Executive Retirement Plan (SERP) consists of the following components:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2017	2016	2017	2016
Service cost	$214	$246	$643	$738
Interest cost	1,059	1,096	3,175	3,288
Amortization of prior service cost	114	114	342	342
Recognized actuarial loss	444	665	1,331	1,995
Net Periodic Cost	$1,831	$2,121	$5,491	$6,363
Defined Benefit Plan Assets. The Company’s defined benefit pension obligations are funded by a portfolio made up of a U.S. stock index fund, a relatively small number of stocks and high-quality fixed-income securities that are held by a third-party trustee. The assets of the Company’s pension plan were allocated as follows:

	As of
	September 30, 2017	December 31, 2016

U.S. equities	51%	53%
U.S. stock index fund	32%	30%
U.S. fixed income	11%	11%
International equities	6%	6%
	100%	100%
The Company manages approximately 45% of the pension assets internally, of which the majority is invested in a U.S. stock index fund with the remaining investments in Berkshire Hathaway stock and short-term fixed income securities. The remaining 55% of plan assets are managed by two investment companies. The goal for the investments is to produce moderate long-term growth in the value of these assets, while protecting them against large decreases in value. Both investment managers may invest in a combination of equity and fixed-income securities and cash. The managers are not permitted to invest in securities of the Company or in alternative investments. The investment managers cannot invest more than 20% of the assets at the time of purchase in the stock of Berkshire Hathaway or more than 10% of the assets in the securities of any other single issuer, except for obligations of the U.S. Government, without receiving prior approval from the Plan administrator. As of September 30, 2017, the investment managers can invest no more than 23% of the assets they manage in specified international exchanges, at the time the investment is made, and no less than 10% of the assets could be invested in fixed-income securities.
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
The Company evaluated its defined benefit pension plan asset portfolio for the existence of significant concentrations (defined as greater than 10% of plan assets) of credit risk as of September 30, 2017. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country and individual fund. At September 30, 2017 and December 31, 2016, the pension plan held investments in one common stock and one U.S. stock index fund that exceeded 10% of total plan assets. These investments were valued at $1,057.5 million and $978.8 million at September 30, 2017 and December 31, 2016, respectively, or approximately 47% and 48%, respectively, of total plan assets.
Other Postretirement Plans. The total cost arising from the Company’s other postretirement plans consists of the following components:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2017	2016	2017	2016
Service cost	$257	$346	$771	$1,039
Interest cost	195	308	584	923
Amortization of prior service credit	(38)	(83)	(112)	(251)
Recognized actuarial gain	(972)	(376)	(2,917)	(1,127)
Net Periodic (Benefit) Cost	$(558)	$195	$(1,674)	$584
9. OTHER NON-OPERATING INCOME (EXPENSE)
A summary of non-operating income (expense) is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2017	2016	2017	2016
Foreign currency gain (loss), net	$1,414	$(3,797)	$6,608	$(33,324)
(Loss) gain on sales of businesses	—	—	(342)	18,931
Loss on write-downs of cost method investments	(200)	(15,000)	(200)	(15,161)
Gain on sale of land	—	—	—	34,072
Gain on sales of marketable equity securities (see Note 2)	—	—	—	6,256
Gain on the formation of a joint venture	—	—	—	3,232
Other, net	749	572	815	1,865
Total Other Non-Operating Income (Expense)	$1,963	$(18,225)	$6,881	$15,871
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

10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The other comprehensive income consists of the following components:

	Three Months Ended September 30
	2017			2016
	Before-Tax	Income	After-Tax	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$11,470	$—	$11,470	$(353)	$—	$(353)
Unrealized gains on available-for-sale securities:
Unrealized gains for the period, net	47,836	(19,134)	28,702	12,154	(4,862)	7,292
Pension and other postretirement plans:
Amortization of net prior service cost included in net income	118	(47)	71	105	(41)	64
Amortization of net actuarial (gain) loss included in net income	(1,567)	627	(940)	289	(116)	173
	(1,449)	580	(869)	394	(157)	237
Cash flow hedge:
(Loss) gain for the period	(72)	14	(58)	49	(20)	29
Other Comprehensive Income	$57,785	$(18,540)	$39,245	$12,244	$(5,039)	$7,205

	Nine Months Ended September 30
	2017			2016
	Before-Tax	Income	After-Tax	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$34,776	$—	$34,776	$(1,629)	$—	$(1,629)
Unrealized gains on available-for-sale securities:
Unrealized gains for the period, net	71,370	(28,548)	42,822	7,190	(2,876)	4,314
Reclassification of realized gain on sale of available-for-sale securities included in net income	—	—	—	(6,256)	2,502	(3,754)
	71,370	(28,548)	42,822	934	(374)	560
Pension and other postretirement plans:
Amortization of net prior service cost included in net income	358	(143)	215	314	(125)	189
Amortization of net actuarial (gain) loss included in net income	(4,958)	1,983	(2,975)	868	(347)	521
	(4,600)	1,840	(2,760)	1,182	(472)	710
Cash flow hedge:
(Loss) gain for the period	(215)	43	(172)	49	(20)	29
Other Comprehensive Income	$101,331	$(26,665)	$74,666	$536	$(866)	$(330)
The accumulated balances related to each component of other comprehensive income (loss) are as follows:

(in thousands, net of taxes)	Cumulative Foreign Currency Translation Adjustment	Unrealized Gain on Available-for- Sale Securities	Unrealized Gain on Pensions and Other Postretirement Plans	Cash Flow Hedge	Accumulated Other Comprehensive Income
Balance as of December 31, 2016	$(26,998)	$92,931	$170,830	$(277)	$236,486
Other comprehensive income (loss) before reclassifications	34,776	42,822	—	(270)	77,328
Net amount reclassified from accumulated other comprehensive income (loss)	—	—	(2,760)	98	(2,662)
Other comprehensive income (loss), net of tax	34,776	42,822	(2,760)	(172)	74,666
Balance as of September 30, 2017	$7,778	$135,753	$168,070	$(449)	$311,152

The amounts and line items of reclassifications out of Accumulated Other Comprehensive Income (Loss) are as follows:

	Three Months Ended September 30		Nine Months Ended September 30		Affected Line Item in the Condensed Consolidated Statement of Operations

(in thousands)	2017	2016	2017	2016
Unrealized Gains on Available-for-sale Securities:
Realized gain for the period	$—	$—	$—	$(6,256)	Other income (expense), net
	—	—	—	2,502	Provision for Income Taxes
	—	—	—	(3,754)	Net of Tax
Pension and Other Postretirement Plans:
Amortization of net prior service cost	118	105	358	314	(1)
Amortization of net actuarial (gain) loss	(1,567)	289	(4,958)	868	(1)
	(1,449)	394	(4,600)	1,182	Before tax
	580	(157)	1,840	(472)	Provision for Income Taxes
	(869)	237	(2,760)	710	Net of Tax
Cash Flow Hedge
	51	(3)	123	(3)	Interest expense
	(11)	1	(25)	1	Provision for Income Taxes
	40	(2)	98	(2)	Net of Tax
Total reclassification for the period	$(829)	$235	$(2,662)	$(3,046)	Net of Tax
____________

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension and postretirement plan cost (see Note 8).
11. CONTINGENCIES
Litigation, Legal and Other Matters.  The Company and its subsidiaries are involved in various legal, regulatory and other proceedings that arise in the ordinary course of its business. Although the outcomes of these proceedings against the Company cannot be predicted with certainty, based on currently available information, management believes that there are no existing claims or proceedings (asserted or unasserted) that are likely to have a material effect on the Company’s business, financial condition, results of operations or cash flows. However, based on currently available information, management believes it is reasonably possible that future losses from existing and threatened legal, regulatory and other proceedings in excess of the amounts recorded could reach approximately $25 million.
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
On August 17, 2011, the U.S. District Court for the Southern District of Florida issued a series of rulings in the Diaz case, which actually included three separate complainants: Diaz, Wilcox and Gillespie. The court dismissed the Wilcox complaint in its entirety; dismissed all False Claims Act allegations in the Diaz complaint, leaving only an individual employment claim; and dismissed in part the Gillespie complaint limiting the scope and time frame of its False Claims Act allegations regarding compliance with the U.S. Federal Rehabilitation Act. On July 16, 2013, the court entered summary judgment in favor of the Company on all remaining claims in the Gillespie complaint and on March 11, 2015, the U.S. Court of Appeals for the Eleventh Judicial Circuit affirmed that dismissal ending the Gillespie claims in Kaplan’s favor. On October 31, 2012, the court entered summary judgment in favor of the Company as to the sole remaining employment claim in the Diaz complaint. And, on March 11, 2015, the appellate court affirmed the summary judgment on all issues in the Diaz case except the court reversed and remanded Diaz’s claim that incentive compensation for admissions representatives was improperly based solely on enrollments in violation of the Title IV regulations. On July 13, 2017, the District Court again granted summary judgment on this final issue in the Diaz case in Kaplan’s favor, ending the case at the U.S. District Court level; the plaintiff has filed a notice of appeal.
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
Her Majesty's Revenue and Customs (HMRC), a department of the UK government responsible for the collection of taxes, has raised assessments against the Kaplan UK Pathways business for VAT relating to 2017 and earlier years, which have been paid by Kaplan. Kaplan has challenged these assessments and the case is currently on appeal to a tax tribunal with a hearing expected in 2018. The Company believes it has met all requirements under UK VAT law and expects to recover the receivable related to the assessments that have been paid.
Department of Education (ED) Program Reviews.  ED has undertaken program reviews at various KHE locations. Currently, there are three open program reviews, two of which are at campuses that were formerly a part of the KHE Campuses business, including the ED’s final reports on the program reviews at former KHE Broomall, PA, and Pittsburgh, PA, locations. Kaplan retains responsibility for any financial obligation resulting from the ED program reviews at the KHE Campuses business that were open at the time of sale.
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
Other. In October 2017, Kaplan received a citation from the California Bureau for Private Postsecondary Education (BPPE)  that non-employees may not be used to recruit students for its English-language programs operating in California. Kaplan currently operates seven English-language schools in California and non-employee agents are used extensively for student recruitment. Kaplan intends to appeal the citation, but there can be no guarantee that Kaplan will prevail on this matter.

12. BUSINESS SEGMENTS
The Company has four reportable segments: Kaplan Higher Education, Kaplan Test Preparation, Kaplan International and television broadcasting.
The following table summarizes financial information related to each of the Company’s business segments:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2017	2016	2017	2016
Operating Revenues
Education	$376,805	$386,936	$1,136,201	$1,207,225
Television broadcasting	101,295	112,389	298,893	300,927
Other businesses	179,125	122,313	480,935	344,298
Corporate office	—	—	—	—
Intersegment elimination	—	—	—	(139)
	$657,225	$621,638	$1,916,029	$1,852,311
Income (Loss) from Operations
Education	$13,391	$16,333	$55,347	$63,713
Television broadcasting	32,948	59,159	98,181	144,594
Other businesses	(7,033)	(10,801)	(26,515)	(21,593)
Corporate office	5,265	3,342	14,973	7,331
	$44,571	$68,033	$141,986	$194,045
Equity in Earnings (Losses) of Affiliates, Net	(532)	(1,008)	1,448	(895)
Interest Expense, Net	(7,758)	(7,874)	(22,386)	(22,481)
Other Income (Expense), Net	1,963	(18,225)	6,881	15,871
Income Before Income Taxes	$38,244	$40,926	$127,929	$186,540
Depreciation of Property, Plant and Equipment
Education	$8,085	$9,977	$24,994	$31,322
Television broadcasting	3,118	2,540	8,703	7,367
Other businesses	4,520	3,289	11,968	9,389
Corporate office	279	291	860	825
	$16,002	$16,097	$46,525	$48,903
Amortization of Intangible Assets and Impairment of Goodwill and Other Long-Lived Assets
Education	$1,355	$1,773	$3,798	$5,158
Television broadcasting	1,071	63	2,943	189
Other businesses	8,809	4,784	31,085	13,813
Corporate office	—	—	—	—
	$11,235	$6,620	$37,826	$19,160
Net Pension (Credit) Expense
Education	$2,430	$2,838	$7,289	$8,965
Television broadcasting	485	428	1,457	1,285
Other businesses	1,375	279	2,273	839
Corporate office	(18,122)	(15,934)	(54,368)	(47,803)
	$(13,832)	$(12,389)	$(43,349)	$(36,714)

Asset information for the Company’s business segments are as follows:

	As of
(in thousands)	September 30, 2017	December 31, 2016
Identifiable Assets
Education	$1,615,116	$1,479,267
Television broadcasting	447,702	336,631
Other businesses	918,684	796,935
Corporate office	157,550	455,209
	$3,139,052	$3,068,042
Investments in Marketable Equity Securities	495,599	424,229
Investments in Affiliates	122,166	58,806
Prepaid Pension Cost	863,098	881,593
Total Assets	$4,619,915	$4,432,670

The Company’s education division comprises the following operating segments:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2017	2016	2017	2016
Operating Revenues
Higher education	$133,459	$148,602	$416,973	$472,131
Test preparation	72,680	78,291	212,978	224,102
Kaplan international	171,259	160,456	507,568	512,068
Kaplan corporate and other	49	47	120	190
Intersegment elimination	(642)	(460)	(1,438)	(1,266)
	$376,805	$386,936	$1,136,201	$1,207,225
Income (Loss) from Operations
Higher education	$8,809	$11,494	$39,124	$50,037
Test preparation	7,330	8,588	10,207	13,314
Kaplan international	5,348	1,561	29,009	22,937
Kaplan corporate and other	(8,037)	(5,310)	(22,957)	(22,526)
Intersegment elimination	(59)	—	(36)	(49)
	$13,391	$16,333	$55,347	$63,713
Depreciation of Property, Plant and Equipment
Higher education	$2,768	$4,157	$9,448	$12,325
Test preparation	1,407	1,441	4,080	4,837
Kaplan international	3,780	4,360	11,071	13,739
Kaplan corporate and other	130	19	395	421
	$8,085	$9,977	$24,994	$31,322
Amortization of Intangible Assets	$1,355	$1,773	$3,798	$5,158
Pension Expense
Higher education	$548	$1,905	$4,636	$5,715
Test preparation	244	768	2,066	2,304
Kaplan international	24	67	198	201
Kaplan corporate and other	1,614	98	389	745
	$2,430	$2,838	$7,289	$8,965
Asset information for the Company’s education division is as follows:

	As of
(in thousands)	September 30, 2017	December 31, 2016
Identifiable assets
Higher education	$349,756	$373,127
Test preparation	135,442	133,709
Kaplan international	1,110,596	950,922
Kaplan corporate and other	19,322	21,509
	$1,615,116	$1,479,267

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.
This analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto.
Results of Operations
The Company reported income attributable to common shares of $24.8 million ($4.42 per share) for the third quarter of 2017, compared to $33.1 million ($5.87 per share) for the third quarter of 2016.
Items included in the Company’s net income for the third quarter of 2017:

•	$1.4 million in non-operating foreign currency gains (after-tax impact of $0.9 million, or $0.16 per share).
Items included in the Company’s net income for the third quarter of 2016:

•	a $15.0 million non-operating expense from the write-down of a cost method investment (after-tax impact of $9.6 million, or $1.70 per share);

•	$3.8 million in non-operating foreign currency losses (after-tax impact of $2.4 million, or $0.43 per share); and

•	a net nonrecurring $8.3 million deferred tax benefit related to Kaplan's international operations ($1.47 per share).
Revenue for the third quarter of 2017 was $657.2 million, up 6% from $621.6 million in the third quarter of 2016. Revenues increased in other businesses, offset by a decline at the education and television broadcasting divisions. The Company reported operating income of $44.6 million for the third quarter of 2017, compared to $68.0 million for the third quarter of 2016. The operating income decline is driven by lower earnings at the television broadcasting and education divisions, offset by an increase in other businesses.
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
Consummation of the transactions contemplated by the Transfer Agreement is subject to various closing conditions, including, among others, regulatory approvals from the U.S. Department of Education (ED), the Indiana Commission for Higher Education (ICHE) and Higher Learning Commissions (HLC), which is the regional accreditor of both Purdue and KU, and certain other state educational agencies and accreditors of programs. In the third quarter of 2017, ICHE granted its approval and the ED provided preliminary approval based on its review of a pre-acquisition application, subject to certain conditions. Kaplan is unable to predict with certainty when and if HLC approval will be obtained; however, such approval is not expected to be received until the first quarter of 2018. If the transaction is not consummated by April 30, 2018, either party may terminate the Transfer Agreement.
For the first nine months of 2017, the Company reported income attributable to common shares of $87.9 million ($15.64 per share), compared to $131.7 million ($23.21 per share) for the first nine months of 2016.
Items included in the Company’s net income for the first nine months of 2017:

•	a $9.2 million goodwill and other long-lived asset impairment charge in other businesses (after-tax impact of $5.8 million, or $1.03 per share);

•	$6.6 million in non-operating foreign currency gains (after-tax impact of $4.2 million, or $0.74 per share); and

•	$5.9 million in income tax benefits related to stock compensation ($1.06 per share).

Items included in the Company’s net income for the first nine months of 2016:

•	a $40.3 million non-operating gain from the sales of land and marketable equity securities (after-tax impact of $25.0 million, or $4.42 per share);

•	a $22.2 million non-operating gain arising from the sale of a business and the formation of a joint venture (after-tax impact of $13.6 million, or $2.37 per share);

•	a $15.0 million non-operating expense from the write-down of a cost method investment (after-tax impact of $9.6 million, or $1.70 per share);

•	$33.3 million in non-operating foreign currency losses (after-tax impact of $21.3 million, or $3.76 per share);

•	a net nonrecurring $8.3 million deferred tax benefit related to Kaplan's international operations ($1.47 per share); and

•	a favorable $5.6 million out of period deferred tax adjustment related to the KHE goodwill impairment recorded in the third quarter of 2015 ($1.00 per share).
Revenue for the first nine months of 2017 was $1,916.0 million, up 3% from $1,852.3 million in the first nine months of 2016. Revenues increased in other businesses, offset by a decline at the education and television broadcasting divisions. The Company reported operating income of $142.0 million for the first nine months of 2017, compared to $194.0 million for first nine months of 2016. Operating results declined at the education and television broadcasting divisions and in other businesses.
Division Results
Education
Education division revenue totaled $376.8 million for the third quarter of 2017, down 3% from $386.9 million for the same period of 2016. Kaplan reported operating income of $13.4 million for the third quarter of 2017, compared to $16.3 million for the third quarter of 2016.
For the first nine months of 2017, education division revenue totaled $1,136.2 million, down 6% from $1,207.2 million for the same period of 2016. Kaplan reported operating income of $55.3 million for the first nine months of 2017, compared to $63.7 million for the first nine months of 2016.
In recent years, Kaplan has formulated and implemented restructuring plans at its various businesses that have resulted in restructuring costs, with the objective of establishing lower cost levels in future periods. Across all businesses, restructuring costs totaled $2.7 million and $4.9 million for the first nine months of 2017 and 2016, respectively. Additional restructuring costs are expected to be incurred in the fourth quarter of 2017.
A summary of Kaplan’s operating results is as follows:

	Three Months Ended			Nine Months Ended
	September 30			September 30
(in thousands)	2017	2016	% Change	2017	2016	% Change
Revenue
Higher education	$133,459	$148,602	(10)	$416,973	$472,131	(12)
Test preparation	72,680	78,291	(7)	212,978	224,102	(5)
Kaplan international	171,259	160,456	7	507,568	512,068	(1)
Kaplan corporate and other	49	47	4	120	190	(37)
Intersegment elimination	(642)	(460)	—	(1,438)	(1,266)	—
	$376,805	$386,936	(3)	$1,136,201	$1,207,225	(6)
Operating Income (Loss)
Higher education	$8,809	$11,494	(23)	$39,124	$50,037	(22)
Test preparation	7,330	8,588	(15)	10,207	13,314	(23)
Kaplan international	5,348	1,561	—	29,009	22,937	26
Kaplan corporate and other	(6,682)	(3,537)	(89)	(19,159)	(17,368)	(10)
Amortization of intangible assets	(1,355)	(1,773)	24	(3,798)	(5,158)	26
Intersegment elimination	(59)	—	—	(36)	(49)	—
	$13,391	$16,333	(18)	$55,347	$63,713	(13)
KHE includes Kaplan’s domestic postsecondary education businesses, made up of fixed-facility colleges and online postsecondary and career programs. KHE also includes the domestic professional and other continuing education businesses.

In the third quarter and first nine months of 2017, KHE revenue was down 10% and 12%, respectively, due to declines in average enrollments at Kaplan University. KHE operating results declined in the first nine months of 2017 due primarily to lower enrollment at Kaplan University.
New higher education student enrollments at Kaplan University declined 8% in the third quarter of 2017 and 4% for the first nine months of 2017; total students at Kaplan University were 30,461 at September 30, 2017, down 12% from September 30, 2016.
Kaplan University enrollments at September 30, 2017 and 2016, by degree and certificate programs, are as follows:

	As of September 30
	2017	2016
Certificate	10.0%	7.7%
Associate’s	16.8%	19.5%
Bachelor’s	50.1%	51.0%
Master’s	23.1%	21.8%
	100.0%	100.0%
Kaplan Test Preparation (KTP) includes Kaplan’s standardized test preparation programs. KTP revenue declined 7% and 5% for the third quarter and first nine months of 2017, respectively. Enrollments, excluding the new economy skills training offerings, were flat for both the third quarter and the first nine months of 2017; however, unit prices were generally lower. In comparison to 2016, KTP operating results were down 15% and 23% in the third quarter and first nine months of 2017, respectively, due to lower revenues and increased losses from the new economy skills training programs. Operating losses for the new economy skills training programs were $11.2 million and $9.8 million for the first nine months of 2017 and 2016, respectively, including $1.3 million in restructuring costs in the third quarter of 2017. In July 2017, Kaplan announced that Dev Bootcamp, which makes up the majority of KTP’s new economy skills training programs, will be closing operations by the end of 2017.
Kaplan International includes English-language programs, and postsecondary education and professional training businesses largely outside the United States. Kaplan International revenue increased 7% for the third quarter and decreased 1% for the first nine months of 2017, respectively. On a constant currency basis, revenue increased 6% for the third quarter and 3% for the first nine months of 2017, respectively, primarily due to growth in Pathways enrollments and favorable timing of class starts in the third quarter of 2017. Operating income increased 26% in the first nine months of 2017, due largely to improved Pathways results, partially offset by a decline in Singapore. Restructuring costs at Kaplan International totaled $0.9 million and $3.2 million for the first nine months of 2017 and 2016, respectively.
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
In the third quarter of 2017, the Company's televisions stations in Texas and Florida ran extensive news programming coverage of hurricanes Harvey and Irma; this adversely impacted revenues by an estimated $2.1 million and resulted in $0.6 million in additional expenses during the third quarter of 2017.
Revenue at the television broadcasting division decreased 10% to $101.3 million in the third quarter of 2017, from $112.4 million in the same period of 2016. Excluding revenue from the two newly acquired stations, revenue declined 15% due to $13.1 million in third quarter 2016 incremental summer Olympics-related advertising revenue at the Company's NBC affiliates, an $8.1 million decrease in political advertising revenue, lower network revenue and the adverse impact of the hurricanes, offset by $6.0 million in higher retransmission revenues. As previously disclosed, the Company’s NBC affiliates in Houston and Detroit are operating under a new contract with NBC effective January 1, 2017 that has resulted in a significant increase in network fees in 2017, compared to 2016. Operating income for the third quarter of 2017 decreased 44% to $32.9 million, from $59.2 million in the same period of 2016 due to lower revenues and the significantly higher network fees.
Revenue at the television broadcasting division decreased 1% to $298.9 million in the first nine months of 2017, from $300.9 million in the same period of 2016. Excluding revenue from the two newly acquired stations, revenue declined 7% due to $13.1 million in third quarter 2016 incremental summer Olympic-related advertising revenue at the Company's NBC affiliates, a $13.4 million decrease in political advertising revenue, lower network revenue and the adverse impact of the hurricanes, offset by $14.7 million in higher retransmission revenues. Operating income for the first nine months of 2017 decreased 32% to $98.2 million from $144.6 million in the same period of 2016, due to lower revenues and the significantly higher network fees.
Other Businesses
A summary of Other Businesses’ operating results is as follows:

	Three Months Ended			Nine Months Ended
	September 30%			September 30%
(in thousands)	2017	2016	Change	2017	2016	Change
Operating Revenues
Manufacturing	$115,594	$62,207	86	$298,164	$176,908	69
Healthcare	40,473	37,690	7	115,592	110,068	5
SocialCode	14,497	15,180	(4)	41,926	38,961	8
Other	8,561	7,236	18	25,253	18,361	38
	$179,125	$122,313	46	$480,935	$344,298	40
Operating Expenses
Manufacturing	$109,813	$58,430	88	$292,893	$169,145	73
Healthcare	39,553	36,383	9	115,214	107,288	7
SocialCode	20,745	26,017	(20)	50,078	54,223	(8)
Other	16,047	12,284	31	49,265	35,235	40
	$186,158	$133,114	40	$507,450	$365,891	39
Operating Income (Loss)
Manufacturing	$5,781	$3,777	53	$5,271	$7,763	(32)
Healthcare	920	1,307	(30)	378	2,780	(86)
SocialCode	(6,248)	(10,837)	42	(8,152)	(15,262)	47
Other	(7,486)	(5,048)	(48)	(24,012)	(16,874)	(42)
	$(7,033)	$(10,801)	35	$(26,515)	$(21,593)	(23)
Depreciation
Manufacturing	$2,717	$1,809	50	$6,629	$5,588	19
Healthcare	1,166	686	70	3,429	2,090	64
SocialCode	256	241	6	753	683	10
Other	381	553	(31)	1,157	1,028	13
	$4,520	$3,289	37	$11,968	$9,389	27
Amortization of Intangible Assets and Impairment of Goodwill and Other Long-Lived Assets
Manufacturing	$6,306	$3,089	—	$25,117	$8,722	—
Healthcare	2,420	1,674	45	5,718	5,028	14
SocialCode	83	—	—	250	—	—
Other	—	21	—	—	63	—
	$8,809	$4,784	84	$31,085	$13,813	—
Pension Expense
Manufacturing	$947	$24	—	$994	$62	—
Healthcare	166	—	—	498	—	—
SocialCode	149	135	10	445	406	10
Other	113	120	(6)	336	371	(9)
	$1,375	$279	—	$2,273	$839	—
Manufacturing includes four businesses: Dekko, a manufacturer of electrical workspace solutions, architectural lighting and electrical components and assemblies; Joyce/Dayton Corp., a manufacturer of screw jacks and other linear motion systems; Forney, a global supplier of products and systems that control and monitor combustion processes in electric utility and industrial applications; and Hoover Treated Wood Products, Inc., a supplier of pressure impregnated kiln-dried lumber and plywood products for fire retardant and preservative applications that the Company acquired in April 2017. In September 2016, Dekko acquired Electri-Cable Assemblies (ECA), a manufacturer of power, data and electrical solutions for the office furniture industry.
In the second quarter of 2017, the Company recorded a $9.2 million goodwill and other long-lived asset impairment charge at Forney, due to lower than expected revenues resulting from sluggish overall demand for its energy products. Excluding this impairment charge, manufacturing revenues and operating income increased in the first nine months of 2017 due to the Hoover acquisition and growth and improved results at Dekko, including the ECA acquisition, offset by a decline in results at Forney, which included $1.2 million in expense related to a separation incentive program implemented in the third quarter of 2017 that will be mostly funded from the assets of the Company's pension plan.

The Graham Healthcare Group (GHG) provides home health and hospice services in three states. In June 2016, the Company acquired the outstanding 20% redeemable noncontrolling interest in Residential Healthcare (Residential). Also in June 2016, Celtic Healthcare (Celtic) and Residential combined their business operations and the Company now owns 90% of the combined entity. The company incurred approximately $2.0 million in expense in conjunction with these transactions in the second quarter of 2016. At the end of June 2017, GHG acquired Hometown Home Health and Hospice, a Lapeer, MI-based healthcare services provider. Healthcare revenues increased 5% in the first nine months of 2017, while operating results were down, due largely to increased bad debt expense and higher information systems and other integration costs.
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
SocialCode is a provider of marketing solutions on social, mobile and video platforms. SocialCode revenue declined 4% in the third quarter of 2017 due to lower digital advertising spend from its clients in the retail and consumer packaged goods sectors. SocialCode revenue increased 8% for the first nine months of 2017, due to growth in digital advertising service revenues. SocialCode reported operating losses of $6.2 million and $8.2 million in the third quarter and first nine months of 2017, compared to operating losses of $10.8 million and $15.3 million in the third quarter and first nine months of 2016. SocialCode's operating results included incentive accruals of $5.1 million and $1.2 million related to SocialCode’s phantom equity plans in the third quarter and first nine months of 2017, respectively; whereas 2016 results included incentive accruals of $11.3 million and $12.0 million related to phantom equity plans for the relevant periods. As of September 30, 2017, the accrual balance related to these plans is $23.2 million.
Other businesses also include Slate and Foreign Policy, which publish online and print magazines and websites; and two investment stage businesses, Panoply and CyberVista. Losses from each of these businesses in the first nine months of 2017 adversely affected operating results.
Corporate Office
Corporate office includes the expenses of the Company’s corporate office, the pension credit for the Company’s traditional defined benefit plan and certain continuing obligations related to prior business dispositions. The total pension credit for the Company’s traditional defined benefit plan was $54.6 million and $48.1 million in the first nine months of 2017 and 2016, respectively.
Without the pension credit, corporate office expenses declined slightly in the first nine months of 2017.
Equity in Earnings (Losses) of Affiliates
At September 30, 2017, the Company held interests in a number of home health and hospice joint ventures, and interests in several other affiliates. In September 2017, the Company acquired approximately 10% of Intersection Holdings, LLC, which provides digital marketing and advertising services and products for cities, transit systems, airports, and other public and private spaces. The Company recorded equity in losses of affiliates of $0.5 million for the third quarter of 2017, compared to $1.0 million for the third quarter of 2016. The Company recorded equity in earnings of affiliates of $1.4 million for the first nine months of 2017, compared to equity in losses of affiliates of $0.9 million for the first nine months of 2016.
Other Non-Operating Income (Expense)
The Company recorded total other non-operating income, net, of $2.0 million for the third quarter of 2017, compared to other non-operating expense, net, of $18.2 million for the third quarter of 2016. The 2017 amounts included $1.4 million in foreign currency gains and other items. The 2016 amounts included a $15.0 million write-down of a cost method investment and $3.8 million in foreign currency losses, partially offset by other items.
The Company recorded total other non-operating income, net, of $6.9 million for the first nine months of 2017, compared to $15.9 million for the first nine months of 2016. The 2017 amounts included $6.6 million in foreign currency gains and other items. The 2016 amounts included a $34.1 million gain on the sale of land; an $18.9 million gain on the sale of a business; a $6.3 million gain on the sale of marketable equity securities; a $3.2 million gain on the Residential joint venture transaction and other items, partially offset by $33.3 million in foreign currency losses and $15.2 million in cost method investment write-downs.

Net Interest Expense and Related Balances
The Company incurred net interest expense of $7.8 million and $22.4 million for the third quarter and first nine months of 2017, compared to $7.9 million and $22.5 million for the third quarter and first nine months of 2016. At September 30, 2017, the Company had $493.0 million in borrowings outstanding at an average interest rate of 6.3% and cash, marketable equity securities and other investments of $936.0 million.
Provision for Income Taxes
The Company’s effective tax rate for the first nine months of 2017 was 31.3%, compared to 28.9% for the first nine months of 2016. The low effective tax rate in the first nine months of 2017 is due to a $5.9 million income tax benefit related to the vesting of restricted stock awards. In the first quarter of 2017, the Company adopted a new accounting standard that requires all excess income tax benefits and deficiencies from stock compensation to be recorded as discrete items in the provision for income taxes. Excluding this $5.9 million benefit, the overall income tax rate for the first nine months of 2017 was 35.9%.
In the third quarter of 2016, a net nonrecurring $8.3 million deferred tax benefit related to Kaplan's international operations was recorded. In the second quarter of 2016, the Company benefited from a favorable $5.6 million out of period deferred tax adjustment related to the KHE goodwill impairment recorded in the third quarter of 2015. Excluding these adjustments, the Company’s effective tax rate for the first nine months of 2016 was 36.4%.
The Company is in the process of finalizing an international legal restructuring plan in the fourth quarter of 2017 that may have an impact on the Company's tax provision in the fourth quarter of 2017 related to deferred taxes provided on undistributed earnings of investments in non-U.S. subsidiaries.
Earnings Per Share
The calculation of diluted earnings per share for the third quarter and first nine months of 2017 was based on 5,554,458 and 5,566,874 weighted average shares outstanding, compared to 5,573,982 and 5,599,898 for the third quarter and first nine months of 2016. At September 30, 2017, there were 5,531,816 shares outstanding. On May 14, 2015, the Board of Directors authorized the Company to acquire up to 500,000 shares of its Class B common stock; the Company has remaining authorization for 163,237 shares as of September 30, 2017.
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
New University will initially consist of the seven schools and colleges that now comprise KU (excluding the Kaplan University School of Professional and Continuing Education (KU-PACE)), which together offer more than 100 diploma, certificate, associate, bachelor, masters and doctoral degree programs, as well as 15 campus and learning center locations. Current online and campus KU students, approximately 30,000, will transfer to New University. Current full-time and adjunct faculty and staff at KU, approximately 3,000 employees, will also transfer to New University. New University will be governed by its own board of trustees that will fully control all of the functions of New University, the members of which will be appointed by Purdue. Upon approval by its accreditor, New University will have its own institutional accreditation and maintain its own faculty and administrative operations.
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
Consummation of the transactions contemplated by the Transfer Agreement is subject to various closing conditions, including, among others, regulatory approvals from the U.S. Department of Education (ED), the Indiana Commission for Higher Education (ICHE) and Higher Learning Commissions (HLC), which is the regional accreditor of both Purdue and KU, and certain other state educational agencies and accreditors of programs. In the third quarter of 2017, ICHE granted its approval and the ED provided preliminary approval based on its review of a pre-acquisition application, subject to certain conditions. Kaplan is unable to predict with certainty when and if HLC approval will be obtained; however, such approval is not expected to be received until the first quarter of 2018. If the transaction is not consummated by April 30, 2018, either party may terminate the Transfer Agreement.
Kaplan Higher Education (KHE) Regulatory Matters
Gainful Employment. On June 15, 2017, the Department of Education (ED) announced its intention to negotiate issues related to gainful employment. On July 5, 2017, the ED released in the Federal Register an announcement that the Department will allow additional time, until July 1, 2018, for institutions to comply with certain disclosure requirements in the GE regulations. The Department also extended the deadline for all programs to file supporting documents for their alternate earnings appeals to February 1, 2018.
Borrower Defense to Repayment Regulations. The final rule was scheduled to be effective July 1, 2017. However, prior to the effective date, on June 14, 2017, the ED delayed implementation of a large portion of the rule.
In the summer of 2017, ED began the process to revise and replace the Borrower Defense regulation by holding public hearings and soliciting nominations for individuals to serve on a negotiated rulemaking committee that will meet this fall and winter to develop a new regulation. On October 24, 2017, ED issued an interim final rule, effective upon publication, delaying the effective date of the current regulation until July 1, 2018, citing a lawsuit from the California Association of Private Postsecondary Schools (CAPPS), which is pending, as well as the requirement in the Higher Education Act that ED must give institutions time to make changes without disrupting the current award year. Also on October 24, 2017, ED issued a notice of proposed rulemaking (NPRM) seeking public comment on a proposal to further delay the effective date of the Borrower Defense regulation to July 1, 2019. ED explained that this further delay would prevent institutions having to make changes twice, once for the 2018 effective date, and again for the 2019 effective date, which is when the revised regulation is expected to take effect.
Financial Condition: Capital Resources and Liquidity
Acquisitions, Dispositions and Exchanges
Acquisitions.  In the first nine months of 2017, the Company acquired six businesses, two in its education division, two in its television broadcasting division and two in other businesses for $318.7 million in cash and contingent consideration, and the assumption of $59.1 million in certain pension and postretirement obligations.
At the end of June 2017, Graham Healthcare Group (GHG) acquired a 100% interest in Hometown Home Health and Hospice, a Lapeer, MI-based healthcare services provider by purchasing all of its issued and outstanding shares. This acquisition expands GHG’s service area in Michigan. GHG is included in other businesses.
In April 2017, the Company acquired 97.72% of the issued and outstanding shares of Hoover Treated Wood Products, Inc., a Thomson, GA-based supplier of pressure impregnated kiln-dried lumber and plywood products for fire retardant and preservative applications for $206.8 million, net of cash acquired. The fair value of the redeemable noncontrolling interest in Hoover was $3.7 million at the acquisition date, determined using a market approach. The minority shareholders have an option to put some of their shares to the Company starting in 2019 and the remaining shares starting in 2021. The Company has an option to buy the shares of minority shareholders starting in 2027. This acquisition is consistent with the Company’s ongoing strategy of investing in companies with a history of profitability and strong management. Hoover is included in other businesses.
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
In June 2016, the Company purchased the outstanding 20% redeemable noncontrolling interest in Residential. At that time, the Company recorded an increase to redeemable noncontrolling interest of $3.0 million, with a corresponding decrease to capital in excess of par value, to reflect the redemption value of the redeemable noncontrolling interest at $24.0 million. Following this transaction, Celtic and Residential combined their business operations to form GHG. The redeemable noncontrolling interest shareholders in Celtic exchanged their 20% interest in Celtic for a 10% mandatorily redeemable noncontrolling interest in the combined entity and the Company recorded a $4.1 million net increase to the mandatorily redeemable noncontrolling interest to reflect the estimated fair value of the mandatorily redeemable noncontrolling interest. The minority shareholders have an option to put their shares to the Company starting in 2020, and are required to put a percentage of their shares in 2022 and 2024, with the remaining shares required to be put by the minority shareholders in 2026. The redemption value is based on an EBITDA multiple, adjusted for working capital and other items, computed annually, with no limit on the amount payable. The Company now owns 90% of GHG. Because the noncontrolling interest is now mandatorily redeemable by the Company by 2026, it is reported as a noncurrent liability at September 30, 2017.
Capital Expenditures
During the first nine months of 2017, the Company’s capital expenditures totaled $40.4 million. This amount includes assets acquired during the year, whereas the amounts reflected in the Company’s Condensed Statements of Cash Flows are based on cash payments made during the relevant periods. The Company estimates that its capital expenditures will be in the range of $60 million to $70 million in 2017.
Liquidity
The Company’s borrowings were $493.0 million and $491.8 million, at September 30, 2017 and December 31, 2016, respectively.
At September 30, 2017, the Company had cash and cash equivalents, restricted cash and investments in marketable securities and other investments totaling $936.0 million, compared with $1,119.1 million at December 31, 2016. The Company’s net cash provided by operating activities, as reported in the Company’s Condensed Consolidated Statements of Cash Flows, was $220.9 million for the first nine months of 2017, compared to $151.5 million for the first nine months of 2016. The increase is due to significant cash receipts from customers received in the first nine months of 2017 compared to 2016, offset by increased current year payments to vendors and a reduction in the income tax receivable in the prior year.
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
In the first nine months of 2017, the Company acquired an additional 61,039 shares of its Class B common stock at a cost of approximately $35.4 million.

On May 24, 2017, Moody’s affirmed the Company’s credit ratings, but revised the outlook from Stable to Negative.
The Company’s current credit ratings are as follows:

	Moody’s	Standard & Poor’s
Long-term	Ba1	BB+
At September 30, 2017 and December 31, 2016, the Company had working capital of $804.7 million and $1,052.4 million, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments. The Company expects to fund its estimated capital needs primarily through existing cash balances and internally generated funds. In management’s opinion, the Company will have sufficient liquidity to meet its various cash needs within the next 12 months.
In July 2016, Kaplan International Holdings Limited (KIHL) entered into an agreement with University of York International Pathway College LLP (York International College) to loan the LLP approximately £25 million over the next eighteen months, to construct an academic building in the UK to be used by the College. York International College is a limited liability partnership joint venture between Kaplan York Limited (a subsidiary of Kaplan International Colleges UK Limited) and a subsidiary of the University of York, that operates a pathways college. The loan will be repayable over 25 years at an interest rate of 7% and the loan is guaranteed by the University of York. While there is no strict requirement to make annual principal and interest payments, interest will be rolled up and accrue interest at 7% if no such payments are made. The loan becomes due and payable if the partnership agreement with Kaplan is terminated. In the second half of 2016, KIHL advanced approximately £11.0 million to York International College. In the third quarter of 2017, KIHL advanced an additional £5.0 million to York International College.
In October 2017, the Company made additional commitments totaling $45.0 million for certain investments expected to close in the next twelve months.
During the third quarter of 2017, Kaplan renewed an office lease, committing an additional $20.1 million in rent payments through 2024. There were no other significant changes to the Company’s contractual obligations or other commercial commitments from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
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
Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (the Company’s principal executive officer) and the Company’s Senior Vice President-Finance (the Company’s principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of September 30, 2017. Based on that evaluation, the Company’s Chief Executive Officer and Senior Vice President-Finance have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Senior Vice President-Finance, in a manner that allows timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the quarter ended September 30, 2017, the Company purchased shares of its Class B Common Stock as set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan*	Maximum Number of Shares that May Yet Be Purchased Under the Plan*
July	—	$—	—	223,526
August	41,258	586.17	41,258	182,268
September	19,031	568.28	19,031	163,237
	60,289	$580.52	60,289
*On May 14, 2015 the Company’s Board of Directors authorized the Company to purchase, on the open market or otherwise, up to 500,000 shares of its Class B Common Stock. There is no expiration date for that authorization. All purchases made during the quarter ended September 30, 2017 were open market transactions.

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

101
The following financial information from Graham Holdings Company Quarterly Report on Form 10-Q for the period ended September 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2017 and 2016, (ii) Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2017 and 2016, (iii) Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (iv) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017 and 2016, and (v) Notes to Condensed Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed "furnished" and not "filed" or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed "furnished" and not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

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

GRAHAM HOLDINGS COMPANY
(Registrant)

Date: November 1, 2017	/s/ Timothy J. O’Shaughnessy
Timothy J. O’Shaughnessy, President & Chief Executive Officer (Principal Executive Officer)

Date: November 1, 2017	/s/ Wallace R. Cooney
Wallace R. Cooney, Senior Vice President-Finance (Principal Financial Officer)