Form 10-Q
period 2018-06-30
Graham Holdings Co
filed 2018-08-01
CIK 104889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2018
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
Shares outstanding at July 27, 2018:
Class A Common Stock – 964,001 Shares
Class B Common Stock – 4,382,549 Shares

GRAHAM HOLDINGS COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30

(in thousands, except per share amounts)	2018	2017	2018	2017
Operating Revenues	$672,677	$676,087	$1,332,113	$1,258,804
Operating Costs and Expenses
Operating	440,655	381,747	805,806	707,434
Selling, general and administrative	141,378	208,973	366,423	434,262
Depreciation of property, plant and equipment	13,619	15,871	28,261	30,523
Amortization of intangible assets	11,399	10,531	21,783	17,367
Impairment of goodwill and other long-lived assets	—	9,224	—	9,224
	607,051	626,346	1,222,273	1,198,810
Income from Operations	65,626	49,741	109,840	59,994
Equity in earnings of affiliates, net	931	1,331	3,510	1,980
Interest income	1,901	1,173	3,273	2,536
Interest expense	(17,165)	(9,035)	(25,236)	(17,164)
Debt extinguishment costs	(11,378)	—	(11,378)	—
Non-operating pension and postretirement benefit income, net	23,041	18,620	44,427	37,421
Loss on marketable equity securities, net	(2,554)	—	(16,656)	—
Other income, net	2,333	4,069	11,520	4,918
Income Before Income Taxes	62,735	65,899	119,300	89,685
Provision for Income Taxes	16,100	23,900	29,700	26,600
Net Income	46,635	41,999	89,600	63,085
Net Income Attributable to Noncontrolling Interests	(69)	(3)	(143)	(3)
Net Income Attributable to Graham Holdings Company Common Stockholders	$46,566	$41,996	$89,457	$63,082
Per Share Information Attributable to Graham Holdings Company Common Stockholders
Basic net income per common share	$8.69	$7.51	$16.52	$11.29
Basic average number of common shares outstanding	5,325	5,539	5,380	5,537
Diluted net income per common share	$8.63	$7.46	$16.40	$11.21
Diluted average number of common shares outstanding	5,362	5,577	5,417	5,573

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2018	2017	2018	2017
Net Income	$46,635	$41,999	$89,600	$63,085
Other Comprehensive (Loss) Income, Before Tax
Foreign currency translation adjustments:
Translation adjustments arising during the period	(31,167)	9,638	(19,603)	23,306
Unrealized gains on available-for-sale securities:
Unrealized gains for the period, net	—	13,976	—	23,534
Pension and other postretirement plans:
Amortization of net prior service cost included in net income	70	120	146	240
Amortization of net actuarial gain included in net income	(3,294)	(1,568)	(4,661)	(3,391)
	(3,224)	(1,448)	(4,515)	(3,151)
Cash flow hedge gain (loss)	371	(19)	607	(143)
Other Comprehensive (Loss) Income, Before Tax	(34,020)	22,147	(23,511)	43,546
Income tax benefit (expense) related to items of other comprehensive (loss) income	799	(5,008)	1,102	(8,125)
Other Comprehensive (Loss) Income, Net of Tax	(33,221)	17,139	(22,409)	35,421
Comprehensive Income	13,414	59,138	67,191	98,506
Comprehensive income attributable to noncontrolling interests	(69)	(3)	(143)	(3)
Total Comprehensive Income Attributable to Graham Holdings Company	$13,345	$59,135	$67,048	$98,503

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands)	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$288,593	$390,014
Restricted cash	14,148	17,552
Investments in marketable equity securities and other investments	474,110	557,153
Accounts receivable, net	563,580	620,319
Income taxes receivable	—	23,901
Inventories and contracts in progress	76,005	60,612
Other current assets	78,721	66,253
Total Current Assets	1,495,157	1,735,804
Property, Plant and Equipment, Net	265,502	259,358
Investments in Affiliates	133,550	128,590
Goodwill, Net	1,280,357	1,299,710
Indefinite-Lived Intangible Assets	100,444	102,195
Amortized Intangible Assets, Net	236,597	237,976
Prepaid Pension Cost	1,090,509	1,056,777
Deferred Income Taxes	15,367	15,367
Deferred Charges and Other Assets	113,450	102,046
Total Assets	$4,730,933	$4,937,823

Liabilities and Equity
Current Liabilities
Accounts payable and accrued liabilities	$457,300	$526,323
Deferred revenue	248,437	339,454
Income taxes payable	10,463	6,109
Mandatorily redeemable noncontrolling interest	16,500	—
Current portion of long-term debt	6,553	6,726
Dividends declared	7,134	—
Total Current Liabilities	746,387	878,612
Postretirement Benefits Other Than Pensions	21,359	20,865
Accrued Compensation and Related Benefits	178,571	193,024
Other Liabilities	60,716	65,977
Deferred Income Taxes	362,986	362,701
Mandatorily Redeemable Noncontrolling Interest	—	10,331
Long-Term Debt	478,774	486,561
Total Liabilities	1,848,793	2,018,071
Redeemable Noncontrolling Interest	4,750	4,607
Preferred Stock	—	—
Common Stockholders’ Equity
Common stock	20,000	20,000
Capital in excess of par value	374,502	370,700
Retained earnings	6,061,932	5,791,724
Accumulated other comprehensive income (loss), net of tax
Cumulative foreign currency translation adjustment	(13,289)	6,314
Unrealized gain on available-for-sale securities	—	194,889
Unrealized gain on pensions and other postretirement plans	331,238	334,536
Cash flow hedge	308	(184)
Cost of Class B common stock held in treasury	(3,897,301)	(3,802,834)
Total Equity	2,877,390	2,915,145
Total Liabilities and Equity	$4,730,933	$4,937,823

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30
(in thousands)	2018	2017
Cash Flows from Operating Activities
Net Income	$89,600	$63,085
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and goodwill and other long-lived asset impairment	50,044	57,113
Net pension benefit	(36,868)	(29,517)
Loss on marketable equity securities, net	16,656	—
Stock-based compensation expense, net	3,262	5,204
(Gain) loss on disposition of businesses, property, plant and equipment and investments, net	(12,598)	402
Debt extinguishment costs	10,563	—
Foreign exchange loss (gain)	2,089	(5,194)
Equity in earnings of affiliates, net of distributions	(2,945)	(1,966)
(Benefit) provision for deferred income taxes	(4,140)	14,370
Change in operating assets and liabilities:
Accounts receivable, net	79,007	122,122
Accounts payable and accrued liabilities	(72,017)	(63,654)
Deferred revenue	(46,193)	(29,706)
Income taxes receivable	26,323	6,374
Other assets and other liabilities, net	(33,980)	(7,425)
Other	1,735	360
Net Cash Provided by Operating Activities	70,538	131,568
Cash Flows from Investing Activities
Proceeds from sales of marketable equity securities	66,741	—
Purchases of property, plant and equipment	(40,506)	(29,947)
Advance related to Kaplan University transaction and loan to affiliate	(28,061)	—
Investments in certain businesses, net of cash acquired	(24,717)	(299,938)
Net (payments) proceeds from disposition of businesses, property, plant and equipment and investments	(13,332)	1,760
Investments in equity affiliates, cost method and other investments	(6,310)	(10,527)
Return of investment in equity affiliates	2,056	3,527
Net Cash Used in Investing Activities	(44,129)	(335,125)
Cash Flows from Financing Activities
Repayments of borrowings and early redemption premium	(410,569)	(1,214)
Issuance of borrowings	400,000	—
Common shares repurchased	(94,092)	(395)
Dividends paid	(14,453)	(14,201)
Payments of debt financing costs	(6,924)	—
Other	(844)	(3,329)
Net Cash Used in Financing Activities	(126,882)	(19,139)
Effect of Currency Exchange Rate Change	(4,352)	7,026
Net Decrease in Cash and Cash Equivalents and Restricted Cash	(104,825)	(215,670)
Beginning Cash and Cash Equivalents and Restricted Cash	407,566	670,816
Ending Cash and Cash Equivalents and Restricted Cash	$302,741	$455,146

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
As a result of the transaction, Kaplan reorganized its higher education operations into the following two operating segments for the purpose of making operating decisions and assessing performance: Higher Education and Professional (U.S.) (see Note 16). The higher education segment comprises the historical KU for-profit postsecondary education business and the current non-academic operations support services provided to the new university, Purdue University Global. The Professional (U.S.) segment comprises the KU School of Professional and Continuing Education, which provides professional training and exam preparation for professional certifications and licensures.
Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States of America (GAAP) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (SEC). They include the assets, liabilities, results of operations and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or otherwise controlled by the Company. As permitted under such rules, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the three and six months ended June 30, 2018 and 2017 may not be indicative of the Company’s future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Current Report on Form 8-K filed on May 21, 2018.
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
The cumulative effect of the changes to the Company’s Condensed Consolidated Balance Sheet as a result of adopting the new guidance was as follows:

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
Under the modified retrospective method of adoption, the Company is required to disclose the impact the adoption of the revenue guidance had on its Condensed Consolidated Statement of Operations. If the company continued to follow its accounting policies under the previous guidance, expenses would be $3.8 million lower for the quarter ended June 30, 2018. Revenue recognized would be similar under the previous guidance for the quarter ended June 30, 2018. For the six months ended June 30, 2018, revenue and expenses would be $1.3 million and $0.8 million lower, respectively. This is primarily due to the net impact of the change in the timing of the recognition of revenue and costs to obtain a contract.
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
The Company adopted the new standard in the first quarter of 2018. In combination with the presentation change to net periodic pension cost and net periodic postretirement benefit cost, the Company allocated its costs associated with fringe benefits between operating expenses and selling, general and administrative expenses. Previously, costs related to fringe benefits were generally classified as selling, general and administrative expenses. The amounts in the previously issued financial statements have been reclassified to conform to the reclassified presentation. The effect of these changes to the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2017 is as follows:

	As Previously Reported	Adjustment	Upon Adoption
(in thousands)
Three Months Ended June 30, 2017
Operating expenses	$358,252	$23,495	$381,747
Selling, general and administrative expenses	213,848	(4,875)	208,973
Income from Operations	68,361	(18,620)	49,741
Non-operating pension and postretirement benefit income, net	—	18,620	18,620
Income Before Income Taxes	65,899	—	65,899
Six Months Ended June 30, 2017
Operating expenses	$658,918	$48,516	$707,434
Selling, general and administrative expenses	445,357	(11,095)	434,262
Income from Operations	97,415	(37,421)	59,994
Non-operating pension and postretirement benefit income, net	—	37,421	37,421
Income Before Income Taxes	89,685	—	89,685
2. ACQUISITIONS AND DISPOSITIONS OF BUSINESSES
Acquisitions.  On July 31, 2018, Dekko closed on an agreement to acquire 100% of the issued and outstanding shares of Furnlite, Inc., a Fallston, NC-based manufacturer of power and data solutions for the hospitality and residential furniture industry. Dekko’s primary reasons for the acquisition are to complement existing product offerings and to provide potential synergies across the businesses. The acquisition will be included in other businesses.
On July 12, 2018, Kaplan closed on its agreement to acquire 100% of the issued and outstanding shares of the College for Financial Planning (CFFP), a provider of financial education and training to individuals pursuing the Certified Financial Planner certification, a Master of Science in Personal Financial Planning, or a Master of Science in Finance. The acquisition is expected to expand Kaplan’s financial education product offerings and will be included in the Professional (U.S.) division.
In the first six months of 2018, the Company acquired three businesses in its education division for $26.2 million.
In May 2018, Kaplan acquired a 100% interest in Professional Publications, Inc. (PPI), an independent publisher of professional licensing exam review materials and a leader in engineering, surveying, architecture, and interior design licensure exam review, by purchasing all of its issued and outstanding shares. This acquisition is expected to provide certain strategic benefits in the future. This acquisition is included in the Professional (U.S.) division.
In January and February 2018, Kaplan acquired the assets of i-Human Patients, Inc., a leader in cloud-based, interactive patient encounter simulations for medical and nursing professionals and educators, and another small business in its test preparation and international divisions, respectively. These acquisitions are expected to provide strategic benefits in the future.
During 2017, the Company acquired six businesses, two in its education division, two in its television broadcasting division, one in its healthcare division and one in other businesses for $318.9 million in cash and contingent consideration, and the assumption of $59.1 million in certain pension and postretirement obligations.
On January 17, 2017, the Company closed on its agreement with Nexstar Broadcasting Group, Inc. and Media General, Inc. to acquire the assets of WCWJ, a CW affiliate television station in Jacksonville, FL and WSLS, an NBC affiliate television station in Roanoke, VA, for cash and the assumption of certain pension obligations. The acquisition of WCWJ and WSLS will complement the other stations that GMG operates. Both of these acquisitions are included in television broadcasting.
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
At the end of June 2017, Graham Healthcare Group (GHG) acquired a 100% interest in Hometown Home Health and Hospice, a Lapeer, MI-based healthcare services provider by purchasing all of its issued and outstanding shares. This acquisition expands GHG’s service area in Michigan. GHG is included in healthcare.
Acquisition-related costs for acquisitions that closed during 2018 were $0.6 million and were expensed as incurred. Acquisition-related costs for acquisitions that closed during the first six months of 2017 were $3.5 million and were expensed as incurred. The aggregate purchase price of the 2018 and 2017 acquisitions was allocated as follows (2018 on a preliminary basis):

	Purchase Price Allocation
	Six Months Ended	Twelve Months Ended
(in thousands)	June 30, 2018	December 31, 2017
Accounts receivable	$734	$12,502
Inventory	381	25,253
Property, plant and equipment	867	29,921
Goodwill	9,629	143,149
Indefinite-lived intangible assets	—	33,800
Amortized intangible assets	20,644	170,658
Other assets	339	1,880
Pension and other postretirement benefits liabilities	—	(59,116)
Other liabilities	(3,085)	(12,177)
Deferred income taxes	(4,460)	(37,289)
Redeemable noncontrolling interest	—	(3,666)
Aggregate purchase price, net of cash acquired	$25,049	$304,915
The 2018 fair values recorded were based upon preliminary valuations and the estimates and assumptions used in such valuations are subject to change within the measurement period (up to one year from the acquisition date). The recording of deferred tax assets or liabilities, working capital and the final amount of residual goodwill and other intangibles are not yet finalized. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill recorded due to these acquisitions is attributable to the assembled workforces of the acquired companies and expected synergies. The Company expects to deduct $0.7 million of goodwill for income tax purposes for the acquisitions completed during the first six months of 2018. The Company expects to deduct $11.0 million of goodwill for income tax purposes for the acquisitions completed in 2017.

The acquired companies were consolidated into the Company’s financial statements starting on their respective acquisition dates. The Company’s Condensed Consolidated Statements of Operations include aggregate revenues and operating losses for the companies acquired in 2018 of $2.1 million and $0.8 million, respectively, for the second quarter of 2018, and aggregate revenues and operating losses of $2.5 million and $0.9 million, respectively, for the first six months of 2018. The following unaudited pro forma financial information presents the Company’s results as if the 2018 acquisitions had occurred at the beginning of 2017. The unaudited pro forma information also includes the 2017 acquisitions as if they occurred at the beginning of 2016:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2018	2017	2018	2017
Operating revenues	$677,743	$688,504	$1,337,712	$1,330,929
Net income	46,558	48,045	89,633	72,313
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
As a result of the KU Transaction, the Company recorded a pre-tax gain of $4.3 million in the first quarter of 2018. For financial reporting purposes, Kaplan may receive payment of additional consideration for the sale of the institutional assets as part of the fee to the extent there are sufficient revenues available after paying all amounts required by the TOSA. The Company recorded a $1.4 million contingent consideration gain related to the disposition in the second quarter of 2018.
The revenue and operating income related to the KU business disposed of are as follows:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2018	2017	2018	2017
Revenue	$—	$111,619	$91,526	$222,493
Operating income	—	12,788	213	16,797
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
Other Transactions. In June 2018, the Company incurred $6.2 million of interest expense related to the mandatorily redeemable noncontrolling interest redemption settlement at GHG. The mandatorily redeemable noncontrolling interest was redeemed and paid in July 2018.

3. INVESTMENTS
As of June 30, 2018 and December 31, 2017, the Company had money market investments of $157.2 million and $217.6 million, respectively, that are classified as cash, cash equivalents and restricted cash in the Company’s Condensed Consolidated Balance Sheets.
Investments in marketable equity securities comprised the following:

	As of
	June 30, 2018	December 31, 2017
(in thousands)
Total cost	$239,904	$269,343
Gross unrealized gains	213,013	266,972
Total Fair Value	$452,917	$536,315
There were no purchases of marketable equity securities during the first six months of 2018 and 2017.
During the first six months of 2018, the gross cumulative realized gains from the sales of marketable equity securities were $37.3 million. The total proceeds from such sales were $66.7 million. There were no sales of marketable equity securities for the first six months of 2017.
The loss on marketable equity securities comprised the following:

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2018	June 30, 2018
Loss on marketable equity securities, net	$(2,554)	$(16,656)
Less: Net losses in earnings from marketable equity securities sold	1,660	4,271
Net unrealized losses in earnings from marketable equity securities still held at the end of the period	$(894)	$(12,385)
As of June 30, 2018, the Company held an approximate 11% interest in Intersection Holdings, LLC, and in several other affiliates; GHG held a 40% interest in Residential Home Health Illinois, a 42.5% interest in Residential Hospice Illinois, a 40% interest in the joint venture formed between GHG and a Michigan hospital, and a 40% interest in the joint venture formed between GHG and Allegheny Health Network (AHN). For the three and six months ended June 30, 2018, the Company recorded $3.3 million and $7.0 million, respectively, in revenue for services provided to the affiliates of GHG. For the three and six months ended June 30, 2017, the Company recorded $5.0 million and $9.6 million, respectively, in revenue for services provided to the affiliates of GHG.
Additionally, Kaplan International Holdings Limited (KIHL) held a 45% interest in a joint venture formed with York University. KIHL agreed to loan the joint venture £25 million, of which £16 million was advanced as of December 31, 2017. In the second quarter of 2018, KIHL advanced a final amount of £6 million in additional funding to the joint venture under this agreement, bringing the total amount advanced to £22 million as of June 30, 2018. The loan will be repayable over 25 years at an interest rate of 7% and the loan is guaranteed by the University of York.
The Company held investments without readily determinable fair values in a number of equity securities that are accounted for as cost method investments. The carrying amount of these investments was $19.9 million as of June 30, 2018 and December 31, 2017.
4. ACCOUNTS RECEIVABLE
Accounts receivable consist of the following:

	As of
	June 30, 2018	December 31, 2017
(in thousands)
Receivables from contracts with customers, less doubtful accounts of $17,019 and $22,975	$476,658	$600,215
Other receivables	86,922	20,104
	$563,580	$620,319
Bad debt expense was $0.3 million and $6.4 million for the three months ended June 30, 2018 and 2017, respectively; and $6.1 million and $12.2 million for the six months ended June 30, 2018 and 2017, respectively.

5.	INVENTORIES AND CONTRACTS IN PROGRESS
Inventories and contracts in progress consist of the following:

	As of
	June 30, 2018	December 31, 2017
(in thousands)
Raw materials	$37,069	$30,429
Work-in-process	12,674	10,258
Finished goods	18,614	18,851
Contracts in progress	7,648	1,074
	$76,005	$60,612
6. GOODWILL AND OTHER INTANGIBLE ASSETS
The Company reorganized its operations in the first quarter of 2018 into the following six operating segments for the purpose of making operating decisions and assessing performance: Kaplan International, Higher Education, Test Preparation, Professional (U.S.), Television Broadcasting and Healthcare (see Note 16). The reorganization changed the composition of the reporting units within the education division, and resulted in the reassignment of the assets and liabilities to the reporting units affected. The goodwill was allocated to the affected reporting units using the relative fair value approach. As a result of the reassignment and allocation, the Company performed an interim review of the carrying value of goodwill at the education division for possible impairment on both a pre and post-reorganization basis. No impairment of goodwill was indicated at the pre- and post-reorganization reporting units.
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
Amortization of intangible assets for the three months ended June 30, 2018 and 2017 was $11.4 million and $10.5 million, respectively. Amortization of intangible assets for the six months ended June 30, 2018 and 2017 was $21.8 million and $17.4 million, respectively. Amortization of intangible assets is estimated to be approximately $22 million for the remainder of 2018, $42 million in 2019, $39 million in 2020, $34 million in 2021, $28 million in 2022 and $72 million thereafter.
The changes in the carrying amount of goodwill, by segment, were as follows:

(in thousands)	Education	Television Broadcasting	Healthcare	Other Businesses	Total
Balance as of December 31, 2017
Goodwill	$1,171,812	$190,815	$69,409	$233,825	$1,665,861
Accumulated impairment losses	(350,850)	—	—	(15,301)	(366,151)
	820,962	190,815	69,409	218,524	1,299,710
Acquisitions	9,629	—	—	—	9,629
Dispositions	(11,191)	—	—	—	(11,191)
Foreign currency exchange rate changes	(17,791)	—	—	—	(17,791)
Balance as of June 30, 2018
Goodwill	1,132,760	190,815	69,409	233,825	1,626,809
Accumulated impairment losses	(331,151)	—	—	(15,301)	(346,452)
	$801,609	$190,815	$69,409	$218,524	$1,280,357

The changes in carrying amount of goodwill at the Company’s education division were as follows:

(in thousands)	Kaplan International	Higher Education	Test Preparation	Professional (U.S.)	Total
Balance as of December 31, 2017
Goodwill	$615,861	$205,494	$166,098	$184,359	$1,171,812
Accumulated impairment losses	—	(131,023)	(102,259)	(117,568)	(350,850)
	615,861	74,471	63,839	66,791	820,962
Acquisitions	26	—	473	9,130	9,629
Dispositions	—	(11,191)	—	—	(11,191)
Foreign currency exchange rate changes	(17,690)	(40)	—	(61)	(17,791)
Balance as of June 30, 2018
Goodwill	598,197	174,564	166,571	193,428	1,132,760
Accumulated impairment losses	—	(111,324)	(102,259)	(117,568)	(331,151)
	$598,197	$63,240	$64,312	$75,860	$801,609
Other intangible assets consist of the following:

		As of June 30, 2018			As of December 31, 2017
(in thousands)	Useful Life Range	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Student and customer relationships	2–10 years (1)	$261,312	$98,381	$162,931	$260,464	$83,690	$176,774
Trade names and trademarks	2–10 years	64,110	27,708	36,402	50,286	25,596	24,690
Network affiliation agreements	10 years	17,400	2,538	14,862	17,400	1,668	15,732
Databases and technology	3–6 years	24,197	7,416	16,781	19,563	5,008	14,555
Noncompete agreements	2–5 years	1,093	687	406	930	467	463
Other	1–8 years	13,430	8,215	5,215	13,430	7,668	5,762
		$381,542	$144,945	$236,597	$362,073	$124,097	$237,976
Indefinite-Lived Intangible Assets
Trade names and trademarks		$81,494			$82,745
FCC licenses		18,800			18,800
Licensure and accreditation		150			650
		$100,444			$102,195
____________

(1)	As of December 31, 2017, the student and customer relationships’ minimum useful life was 1 year.
7. DEBT
The Company’s borrowings consist of the following:

	As of
	June 30, 2018	December 31, 2017
(in thousands)
5.75% unsecured notes due June 1, 2026 (1)	$393,894	$—
7.25% unsecured notes due February 1, 2019	—	399,507
UK Credit facility (2)	91,330	93,671
Other indebtedness	103	109
Total Debt	$485,327	$493,287
Less: current portion	(6,553)	(6,726)
Total Long-Term Debt	$478,774	$486,561
____________

(1)	The carrying value is net of $6.1 million of unamortized debt issuance costs as of June 30, 2018.

(2)	The carrying value is net of $0.3 million and $0.4 million of unamortized debt issuance costs as of June 30, 2018 and December 31, 2017, respectively.

The Company’s other indebtedness at June 30, 2018 and December 31, 2017 is at an interest rate of 2% and matures in 2026.
On May 30, 2018, the Company issued $400 million senior unsecured fixed-rate notes due June 1, 2026 (the Notes). The Notes are guaranteed, jointly and severally, on a senior unsecured basis, by certain of the Company’s existing and future domestic subsidiaries, as described in the terms of the indenture, dated as of May 30, 2018 (the

Indenture). The Notes have a coupon rate of 5.75% per annum, payable semi-annually on June 1 and December 1, beginning on December 1, 2018. The Company may redeem the Notes in whole or in part at any time at the respective redemption prices described in the Indenture.
On June 29, 2018, the Company used the net proceeds from the sale of the Notes, together with cash on hand, to redeem the $400 million of 7.25% notes due February 1, 2019. The Company incurred $11.4 million in debt extinguishment costs in relation to the early termination of the 7.25% notes.
In combination with the issuance of the Notes, the Company and certain of the Company’s domestic subsidiaries named therein as guarantors entered into an amended and restated credit agreement providing for a U.S. $300 million five-year revolving credit facility (the Revolving Credit Facility) with each of the lenders party thereto, certain of the Company’s foreign subsidiaries from time to time party thereto as foreign borrowers, Wells Fargo Bank, National Association, as Administrative Agent (Wells Fargo), JPMorgan Chase Bank, N.A., as Syndication Agent, and HSBC Bank USA, National Association and Bank of America, N.A. as Documentation Agents (the Amended and Restated Credit Agreement), which amends and restates the Company’s existing Five Year Credit Agreement, dated as of June 29, 2015, among the Company, certain of its domestic subsidiaries as guarantors, the several lenders from time to time party thereto, Wells Fargo Bank, National Association, as Administrative Agent and JPMorgan Chase Bank, N.A., as Syndication Agent (the Existing Credit Agreement). The Amended and Restated Credit Agreement amends the Existing Credit Agreement to (i) extend the maturity of the Revolving Credit Facility to May 30, 2023, unless the Company and the lenders agree to further extend the term, (ii) increase the aggregate principal amount of the Revolving Credit Facility to U.S. $300 million, consisting of a U.S. Dollar tranche of U.S. $200 million for borrowings in U.S. Dollars and a multicurrency tranche equivalent to U.S. $100 million for borrowings in U.S. Dollars and certain foreign currencies, (iii) provide for borrowings under the Revolving Credit Facility in U.S. Dollars and certain other foreign currencies specified in the Amended and Restated Credit Agreement, (iv) permit certain foreign subsidiaries of the Company to be added to the Amended and Restated Credit Agreement as foreign borrowers thereunder and (v) effect certain other modifications to the Existing Credit Agreement.
Under the Amended and Restated Credit Agreement, the Company is required to pay a commitment fee on a quarterly basis, based on the Company’s leverage ratio, of between 0.15% and 0.25% of the amount of the average daily unused portion of the Revolving Credit Facility. Any borrowings under the Amended and Restated Credit Agreement are made on an unsecured basis and bear interest at the Company’s option, either at (a) a fluctuating interest rate equal to the highest of Wells Fargo’s prime rate, 0.5 percent above the Federal funds rate or the one-month Eurodollar rate plus 1%, or (b) the Eurodollar rate for the applicable currency and interest period as defined in the Amended and Restated Credit Agreement, which is generally a periodic rate equal to LIBOR, CDOR, BBSY or SOR, as applicable, in the case of each of clauses (a) and (b) plus an applicable margin that depends on the Company’s consolidated debt to consolidated adjusted EBITDA (as determined pursuant to the Amended and Restated Credit Agreement, Total Net Leverage Ratio). The Company and its foreign subsidiaries may draw on the Revolving Credit Facility for general corporate purposes. Any outstanding borrowings must be repaid on or prior to the final termination date. The Amended and Restated Credit Agreement contains terms and conditions, including remedies in the event of a default by the Company, typical of facilities of this type and requires the Company to maintain a Total Net Leverage Ratio of not greater than 3.5 to 1.0 and a consolidated interest coverage ratio of at least 3.5 to 1.0 based upon the ratio of consolidated adjusted EBITDA to consolidated interest expense as determined pursuant to the Amended and Restated Credit Agreement. The Company is in compliance with all financial covenants as of June 30, 2018.
During the three months ended June 30, 2018 and 2017, the Company had average borrowings outstanding of approximately $591.7 million and $495.6 million, respectively, at average annual interest rates of approximately 5.8% and 6.2%, respectively. During the three months ended June 30, 2018 and 2017, the Company incurred net interest expense of $15.3 million and $7.9 million, respectively.
During the six months ended June 30, 2018 and 2017, the Company had average borrowings outstanding of approximately $550.7 million and $494.5 million, respectively, at average annual interest rates of approximately 6.0% and 6.2%, respectively. During the six months ended June 30, 2018 and 2017, the Company incurred net interest expense of $22.0 million and $14.6 million, respectively.
In June 2018, the Company incurred $6.2 million of interest expense related to the mandatorily redeemable noncontrolling interest redemption settlement at GHG (see Note 2). The fair value of the mandatorily redeemable noncontrolling interest is based on the redemption value resulting from a negotiated settlement.
At June 30, 2018, the fair value of the Company’s 5.75% unsecured notes, based on quoted market prices (Level 2 fair value assessment), totaled $405.0 million, compared with the carrying amount of $393.9 million. At December 31, 2017, the fair value of the Company’s 7.25% unsecured notes, based on quoted market prices (Level 2 fair value assessment), totaled $414.7 million, compared with the carrying amount of $399.5 million. The carrying value of the Company’s other unsecured debt at June 30, 2018 and December 31, 2017 approximates fair value.

8. FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	As of June 30, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market investments (1)	$—	$157,154	$—	$157,154
Marketable equity securities (2)	452,917	—	—	452,917
Other current investments (3)	12,214	8,979	—	21,193
Interest rate swap (4)	—	421	—	421
Total Financial Assets	$465,131	$166,554	$—	$631,685
Liabilities
Deferred compensation plan liabilities (5)	$—	$36,573	$—	$36,573
Mandatorily redeemable noncontrolling interest (7)	—	—	16,500	16,500
Total Financial Liabilities	$—	$36,573	$16,500	$53,073

	As of December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market investments (1)	$—	$217,628	$—	$217,628
Marketable equity securities (2)	536,315	—	—	536,315
Other current investments (3)	9,831	11,007	—	20,838
Total Financial Assets	$546,146	$228,635	$—	$774,781
Liabilities
Deferred compensation plan liabilities (5)	$—	$43,414	$—	$43,414
Interest rate swap (6)	—	244	—	244
Mandatorily redeemable noncontrolling interest (7)	—	—	10,331	10,331
Total Financial Liabilities	$—	$43,658	$10,331	$53,989
____________

(1)	The Company’s money market investments are included in Cash and Cash Equivalents and Restricted Cash and the value considers the liquidity of the counterparty.

(2)
The Company’s investments in marketable equity securities are held in common shares of U.S. corporations that are actively traded on U.S. stock exchanges. Price quotes for these shares are readily available. Investments in marketable securities were classified as available-for-sale in 2017 prior to the adoption of the new accounting guidance (see Note 1).

(3)
Includes U.S. Government Securities, corporate bonds, mutual funds and time deposits. These investments are valued using a market approach based on the quoted market prices of the security or inputs that include quoted market prices for similar instruments and are classified as either Level 1 or Level 2 in the fair value hierarchy.

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

(7)
As of June 30, 2018, the fair value of the mandatorily redeemable noncontrolling interest is based on the redemption value resulting from a negotiated settlement. The mandatorily redeemable noncontrolling interest was redeemed and paid in July 2018. As of December 31, 2017, the fair value of the mandatorily redeemable noncontrolling interest is based on an EBITDA multiple, adjusted for working capital and other items, which approximates fair value.

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
Further, the Tax Act provides a 100% dividends received deduction for distributions from non-U.S. subsidiaries after December 31, 2017, subject to certain holding period requirements. The Tax Act establishes a new regime, the Global Intangible Low Taxed Income (GILTI) tax, that may currently subject to U.S. tax the operations of non-U.S. subsidiaries. The GILTI tax is imposed annually based on all current year non-U.S. operations starting January 1, 2018. The Company has not yet decided whether to elect to record the GILTI tax regime as either a deferred tax accounting item or as a periodic tax expense. The company estimated the 2018 annual GILTI tax expense and included this current period GILTI tax provision estimate when determining the tax provision for the first half of 2018.
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
10. REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue Recognition. The following table presents the Company’s revenue disaggregated by revenue source for the three and six months ended June 30, 2018 and June 30, 2017:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2018	2017	2018	2017
Education Revenue
Kaplan international	$184,303	$171,747	$367,885	$336,309
Higher education	85,981	111,840	185,811	222,951
Test preparation	68,604	75,730	127,755	140,298
Professional (U.S.)	31,057	27,364	64,413	60,563
Kaplan corporate and other	442	57	727	71
Intersegment elimination	(382)	(239)	(1,087)	(796)
	370,005	386,499	745,504	759,396
Television broadcasting	114,086	106,102	222,888	197,598
Manufacturing	126,462	120,672	243,868	182,570
Healthcare	38,208	38,220	75,829	75,119
SocialCode	14,770	14,855	28,069	27,429
Other	9,167	9,739	16,000	16,692
Intersegment elimination	(21)	—	(45)	—
Total Revenue	$672,677	$676,087	$1,332,113	$1,258,804
During the three and six months ended June 30, 2018, the Company generated 75% of its revenues from U.S. domestic sales and 25% from non-U.S. sales.
In the three and six months ended June 30, 2018, the Company recognized 80% of its revenue over time as control of the services and goods transferred to the customer. The remaining 20% of revenues were recognized at a point in time, when the customer obtained control of the promised goods. The determination of the method by which the Company measures its progress towards the satisfaction of its performance obligations requires judgment and is described below for each revenue stream.
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
Education Revenue. Education revenue is primarily derived from postsecondary education services, professional education and test preparation services provided both domestically and abroad. Generally tuition and other fees are paid upfront and recorded in deferred revenue in advance of the date when education services are provided to the student. In some instances, installment billing is available to students which reduces the amount of cash consideration received in advance of performing the service. The contractual terms and conditions associated with installment billing indicate that the student is liable for the total contract price, therefore mitigating the Company’s exposure to losses associated with nonpayment. The Company determined the installment billing does not represent a significant financing component.
Kaplan International (KI). KI provides higher education, professional education, and test preparation services and materials to students primarily in the United Kingdom, Singapore, and Australia. Some KI contracts consist of one performance obligation that is a combination of indistinct promises to the student, while other KI contracts include multiple performance obligations as the promises in the contract are both capable of being distinct and distinct within the context of the contract. One KI business offers an option whereby students receive future services at a discount that is accounted for as a material right.
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
Higher Education (KHE). In the first quarter of 2018, KHE provided postsecondary education services to students through KU’s online programs and fixed-facility colleges.
These contracts consisted either of one performance obligation that is a combination of distinct promises to a student, or two performance obligations if the student also enrolled in the Kaplan Tuition Cap, which established a maximum amount of tuition that KHE may charge students for higher education services. The Kaplan Tuition Cap was accounted for as a material right. The transaction price of a higher education contract was stated in the contract and known at the time of contract inception, therefore no variable consideration existed. A portion of the transaction price was allocated to the material right, if applicable, based on the expected value method.
Higher education services revenue was recognized ratably over the instruction period. The Company used the time elapsed method, an input measure, as it best depicts the simultaneous consumption and delivery of higher education services.
On March 22, 2018, Kaplan contributed the institutional assets and operations of KU to Purdue University Global (see Note 2). Subsequent to the transaction, KHE provides non-academic operations support services to Purdue University Global pursuant to the TOSA. This contract has a thirty year term and consists of one performance obligation, which represents a series of daily promises to provide support services to Purdue University Global. The transaction price is entirely made up of variable consideration related to the reimbursement of KU support costs and the KU fee. The TOSA outlines a payment structure, which dictates how cash will be distributed at the end of Purdue University Global’s fiscal year, which is the 30th of June. The collectability of the KU support costs and KU fee is entirely dependent on the availability of cash at the end of the fiscal year. This variable consideration is constrained based on fiscal year forecasts prepared for Purdue University Global. The forecasts are updated throughout the fiscal year until the uncertainty is ultimately resolved, which is at the end of each fiscal year for Purdue University Global. As KHE’s performance obligation is made up of a series, the variable consideration is allocated to the distinct service period to which it relates, which is the Purdue University Global fiscal year.
Support services revenue is recognized over time based on the expenses incurred to date and the percentage of expected reimbursement. KU fee revenue is also recognized over time based on the amount of Purdue University Global revenue recognized to date and the percentage of fee expected to be collected for the fiscal year. The Company used these input measures as Purdue Global University simultaneously receives and consumes the benefits of the services provided by KHE.
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
Revenue allocated to remaining performance obligations represents deferred revenue amounts that will be recognized as revenue in future periods. As of June 30, 2018, KTP’s deferred revenue balance related to certain medical and nursing qualifications with an original contract length greater than twelve months was $6.0 million. KTP expects to recognize 86% of this revenue over the next twelve months and the remainder thereafter.
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
Television Broadcasting Revenue. Television broadcasting revenue at Graham Media Group (GMG) is primarily comprised of television and internet advertising revenue, and retransmission revenue.
Television Advertising Revenue. GMG accounts for the series of advertisements included in television advertising contracts as one performance obligation. GMG recognizes advertising revenue, net of agency commissions, over time. The Company elected the right to invoice practical expedient, an output method, as GMG has the right to consideration that equals the value provided to the customer for advertisements delivered to date. As a result of the election to use the right to invoice practical expedient, GMG does not determine the transaction price or allocate any variable consideration at contract inception. Rather, GMG recognizes revenue commensurate with the amount to which GMG has the right to invoice the customer. Payment is typically received in arrears within sixty days of revenue recognition.
Retransmission Revenue. Retransmission revenue represents compensation paid by cable, satellite and other multichannel video programming distributors (MVPDs) to retransmit GMG’s stations’ broadcasts in its designated market area. The retransmission rights granted to MVPDs are accounted for as a license of functional intellectual property as the retransmitted broadcast provides significant standalone functionality. As such, each retransmission contract with an MVPD includes one performance obligation for each station’s retransmission license. GMG recognizes revenue using the usage-based royalty method in which revenue is recognized in the month the broadcast is retransmitted based on the number of MVPD subscribers and the applicable per user rate identified in the retransmission contract. Payment is typically received in arrears within sixty days of revenue recognition.
Manufacturing Revenue. Manufacturing revenue consists primarily of product sales generated by four businesses: Hoover, Dekko, Joyce and Forney. The Company has determined that each item ordered by the customer is a distinct performance obligation as it has standalone value and is distinct within the context of the contract. For arrangements with multiple performance obligations, the Company initially allocates the transaction price to each obligation based on its standalone selling price, which is the retail price charged to customers. Any discounts within the contract are allocated across all performance obligations unless observable evidence exists that the discount relates to a specific performance obligation or obligations in the contract.
The Company sells some products and services with a right of return. This right of return constitutes variable consideration and is constrained from revenue recognition on a portfolio basis, using the expected value method until the refund period expires.
The Company recognizes revenue when or as control transfers to the customer. Some manufacturing revenue is recognized ratably over the manufacturing period, if the product created for the customer does not have an alternative use to the Company and the Company has an enforceable right to payment for performance completed to date. The determination of the method by which the Company measures its progress towards the satisfaction of its performance obligations requires judgment. The Company measures its progress for these products using the units delivered method, an output measure. These arrangements represented 27% and 28% of the manufacturing revenue recognized in the three and six months ended June 30, 2018.
Other manufacturing revenue is recognized at the point in time when control transfers to the customer, generally when the products are shipped. Some customers have a bill and hold arrangement with the Company. Revenue for bill and hold arrangements is recognized when control transfers to the customer, even though the customer does not have physical possession of the goods. Control transfers when the bill-and-hold arrangement has been requested from the customer, the product is identified as belonging to the customer and is ready for physical transfer, and the product cannot be directed for use by anyone but the customer.
Payment terms and conditions vary by contract, although terms generally include a requirement of payment within ninety days of delivery.
The Company evaluated the terms of the warranties and guarantees offered by its manufacturing businesses and determined that these should not be accounted for as a separate performance obligation as a distinct service is not identified.
Healthcare Revenue. The Company contracts with patients to provide home health or hospice services. Payment is typically received from third party payors such as Medicare, Medicaid, and private insurers. The payor is a third party to the contract that stipulates the transaction price of the contract. The Company identifies the patient as the party who benefits from its healthcare services and as such, the patient is its customer.
The Company determined that healthcare services contracts generally have one performance obligation to provide healthcare services to patients. The transaction price reflects the amount of revenue the Company expects to receive in exchange for providing these services. As the transaction price for healthcare services is known at the time of contract inception, no variable consideration exists. Healthcare revenue is recognized ratably over the period of care. The Company generally uses the time-elapsed method, an input measure as it best depicts the simultaneous delivery and consumption of healthcare services.
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
Other Revenue. The Company recognizes revenue associated with management services it provides to its affiliates. The Company accounts for the management services provided as one performance obligation and recognizes revenue over time as the services are delivered. The Company uses the right to invoice practical expedient, an output method, as the Company’s right to revenue corresponds directly with the value delivered to the affiliate. As a result of the election to use the right to invoice practical expedient, the Company does not determine the transaction price or allocate any variable consideration at contract inception. Rather, the Company recognizes revenue commensurate with the amount to which it has the right to invoice the affiliate which is based on contractually identified percentages. Payment is received monthly in arrears.
SocialCode Revenue. SocialCode generates media management revenue in exchange for providing social media marketing solutions to its clients. The Company determined that SocialCode contracts generally have one performance obligation made up of a series of promises to manage the client’s media spend on advertising platforms for the duration of the contract period.

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
SocialCode evaluates whether it is the principal (i.e. presents revenue on a gross basis) or agent (i.e. presents revenue on a net basis) in its contracts. SocialCode presents revenue for media management services net of media acquisition costs, as an agent, as SocialCode does not control the media before placement on social media platforms.
Other Revenue. Other revenue primarily includes advertising and circulation revenue from Slate, Panoply and Foreign Policy. The Company accounts for other advertising revenues consistently with the advertising revenue streams addressed above. Circulation revenue consists of fees that provide customers access to online and print publications. The Company recognizes circulation revenue ratably over the subscription period beginning on the date that the publication is made available to the customer. Circulation revenue contracts are generally annual or monthly subscription contracts that are paid in advance of delivery of performance obligations.
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
Practical Expedients. The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts for which the amount of revenue recognized is based on the amount to which the Company has the right to invoice the customer for services performed, (iii) contracts for which the consideration received is a usage-based royalty promised in exchange for a license of intellectual property and (iv) contracts for which variable consideration is allocated entirely to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation.
With the exception of the education division, the Company expenses costs to obtain a contract as incurred as all contracts are less than one year.
Deferred Revenue. The Company records deferred revenue when cash payments are received or due in advance of the Company’s performance, including amounts which are refundable. The following table presents the change in the Company’s deferred revenue balance during the six months ended June 30, 2018:

	As of
	June 30, 2018	January 1, 2018%
(in thousands)			Change
Deferred revenue	$252,348	$342,640	(26)
The majority of the change in the deferred revenue balance is related to the KU Transaction and cyclical nature of services at the Kaplan international division. During the six months ended June 30, 2018, the Company recognized $221.5 million related to the Company’s deferred revenue balance as of January 1, 2018.
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

The following table presents changes in the Company’s costs to obtain a contract asset during the six months ended June 30, 2018:

(in thousands)	Balance at Beginning of Period	Costs associated with new contracts	Less: Costs amortized during the period	Other	Balance at End of Period
2018	$16,043	$20,957	$(22,779)	$(497)	$13,724
The majority of other activity is related to currency translation adjustments during the six months ended June 30, 2018. Amortization expense for costs to obtain a contract was $11.6 million for the three months ended June 30, 2018.
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
The following reflects the Company’s net income and share data used in the basic and diluted earnings per share computations using the two-class method:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands, except per share amounts)	2018	2017	2018	2017
Numerator:
Numerator for basic earnings per share:
Net income attributable to Graham Holdings Company common stockholders	$46,566	$41,996	$89,457	$63,082
Less: Dividends paid-common stock outstanding and unvested restricted shares	(6,948)	(7,080)	(21,587)	(21,282)
Undistributed earnings	39,618	34,916	67,870	41,800
Percent allocated to common stockholders	99.33%	99.06%	99.33%	99.06%
	39,352	34,588	67,416	41,407
Add: Dividends paid-common stock outstanding	6,901	7,013	21,444	21,082
Numerator for basic earnings per share	$46,253	$41,601	$88,860	$62,489
Add: Additional undistributed earnings due to dilutive stock options	2	3	3	3
Numerator for diluted earnings per share	$46,255	$41,604	$88,863	$62,492
Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	5,325	5,539	5,380	5,537
Add: Effect of dilutive stock options	37	38	37	36
Denominator for diluted earnings per share	5,362	5,577	5,417	5,573
Graham Holdings Company Common Stockholders:
Basic earnings per share	$8.69	$7.51	$16.52	$11.29
Diluted earnings per share	$8.63	$7.46	$16.40	$11.21
Diluted earnings per share excludes the following weighted average potential common shares, as the effect would be antidilutive, as computed under the treasury stock method:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2018	2017	2018	2017
Weighted average restricted stock	21	29	24	28
The diluted earnings per share amounts for the three and six months ended June 30, 2018 and June 30, 2017 exclude the effects of 104,000 stock options outstanding, as their inclusion would have been antidilutive due to a market condition. The diluted earnings per share amounts for the three and six months ended June 30, 2018 and June 30, 2017 exclude the effects of 5,250 restricted stock awards, as their inclusion would have been antidilutive due to a performance condition.

In the three and six months ended June 30, 2018, the Company declared regular dividends totaling $1.33 and $3.99 per common share, respectively. In the three and six months ended June 30, 2017, the Company declared regular dividends totaling $1.27 and $3.81 per common share, respectively.
12. PENSION AND POSTRETIREMENT PLANS
In the first quarter of 2018, the Company adopted new guidance which requires the presentation of service cost in the same line item as other compensation costs arising from services by employees during the period, while the other components of the net periodic benefit are recognized in non-operating pension and postretirement benefit income in the Company’s Condensed Consolidated Statement of Operations.
On March 22, 2018, the Company eliminated the accrual of pension benefits for certain Kaplan University employees related to their future service. As a result, the Company remeasured the accumulated and projected benefit obligation of the pension plan as of March 22, 2018, and the Company recorded a curtailment gain in the first quarter of 2018. The new measurement basis was used for the recognition of the Company’s pension benefit following the remeasurement. The curtailment gain on the Kaplan University transaction is included in the gain on the Kaplan University transaction and reported in Other income, net on the Condensed Consolidated Statement of Operations.
Defined Benefit Plans. The total benefit arising from the Company’s defined benefit pension plans consists of the following components:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2018	2017	2018	2017
Service cost	$4,317	$4,591	$9,257	$9,505
Interest cost	11,844	11,979	23,099	23,965
Expected return on assets	(32,796)	(30,403)	(65,282)	(60,740)
Amortization of prior service cost	36	43	78	86
Recognized actuarial gain	(2,974)	(1,039)	(4,020)	(2,333)
Net Periodic Benefit	(19,573)	(14,829)	(36,868)	(29,517)
Curtailment gain	—	—	(806)	—
Total Benefit	$(19,573)	$(14,829)	$(37,674)	$(29,517)
The total cost arising from the Company’s Supplemental Executive Retirement Plan (SERP) consists of the following components:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2018	2017	2018	2017
Service cost	$204	$215	$409	$429
Interest cost	966	1,058	1,932	2,116
Amortization of prior service cost	78	114	156	228
Recognized actuarial loss	601	443	1,202	887
Net Periodic Cost	$1,849	$1,830	$3,699	$3,660
Defined Benefit Plan Assets. The Company’s defined benefit pension obligations are funded by a portfolio made up of a U.S. stock index fund, a relatively small number of stocks and high-quality fixed-income securities that are held by a third-party trustee. The assets of the Company’s pension plan were allocated as follows:

	As of
	June 30, 2018	December 31, 2017

U.S. equities	49%	53%
U.S. stock index fund	31%	30%
U.S. fixed income	11%	11%
International equities	9%	6%
	100%	100%
The Company manages approximately 44% of the pension assets internally, of which the majority is invested in a U.S. stock index fund with the remaining investments in Berkshire Hathaway stock and short-term fixed income securities. The remaining 56% of plan assets are managed by two investment companies. The goal for the investments is to produce moderate long-term growth in the value of these assets, while protecting them against large decreases in value. Both investment managers may invest in a combination of equity and fixed-income securities and cash. The managers are not permitted to invest in securities of the Company or in alternative investments. The investment managers cannot invest more than 20% of the assets at the time of purchase in the stock of Berkshire Hathaway or more than 10% of the assets in the securities of any other single issuer, except for obligations of the U.S. Government, without receiving prior approval from the Plan administrator. As of June 30,

2018, the investment managers can invest no more than 23% of the assets they manage in specified international exchanges, at the time the investment is made, and no less than 10% of the assets could be invested in fixed-income securities.
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
The Company evaluated its defined benefit pension plan asset portfolio for the existence of significant concentrations (defined as greater than 10% of plan assets) of credit risk as of June 30, 2018. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country and individual fund. At June 30, 2018 and December 31, 2017, the pension plan held investments in one common stock and one U.S. stock index fund that exceeded 10% of total plan assets. These investments were valued at $1,053.4 million and $1,079.3 million at June 30, 2018 and December 31, 2017, respectively, or approximately 45% and 46%, respectively, of total plan assets.
Other Postretirement Plans. The total cost arising from the Company’s other postretirement plans consists of the following components:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2018	2017	2018	2017
Service cost	$268	$257	$536	$514
Interest cost	169	194	339	389
Amortization of prior service credit	(44)	(37)	(88)	(74)
Recognized actuarial gain	(921)	(972)	(1,843)	(1,945)
Net Periodic Benefit	$(528)	$(558)	$(1,056)	$(1,116)
13. OTHER NON-OPERATING INCOME
A summary of non-operating income is as follows:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2018	2017	2018	2017
Gain (loss) on sales of businesses	$1,334	$—	$7,241	$(342)
Gain on sale of a cost method investment	—	—	2,845	—
Gain on sale of land	2,542	—	2,542	—
Foreign currency (loss) gain, net	(2,266)	3,466	(2,089)	5,194
Other, net	723	603	981	66
Total Other Non-Operating Income	$2,333	$4,069	$11,520	$4,918
In the second quarter of 2018, the Company recorded a $1.4 million contingent consideration gain related to the sale of a business (see Note 2).
In the first quarter of 2018, the Company recorded a $5.9 million gain on the sale of two businesses in the education division, including a gain of $4.3 million on the Kaplan University transaction (see Note 2).

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The other comprehensive (loss) income consists of the following components:

	Three Months Ended June 30
	2018			2017
	Before-Tax	Income	After-Tax	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(31,167)	$—	$(31,167)	$9,638	$—	$9,638
Unrealized gains on available-for-sale securities:
Unrealized gains for the period, net	—	—	—	13,976	(5,591)	8,385
Pension and other postretirement plans:
Amortization of net prior service cost included in net income	70	(19)	51	120	(48)	72
Amortization of net actuarial gain included in net income	(3,294)	888	(2,406)	(1,568)	627	(941)
	(3,224)	869	(2,355)	(1,448)	579	(869)
Cash flow hedge:
Gain (loss) for the period	371	(70)	301	(19)	4	(15)
Other Comprehensive (Loss) Income	$(34,020)	$799	$(33,221)	$22,147	$(5,008)	$17,139

	Six Months Ended June 30
	2018			2017
	Before-Tax	Income	After-Tax	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(19,603)	$—	$(19,603)	$23,306	$—	$23,306
Unrealized gains on available-for-sale securities:
Unrealized gains for the period, net	—	—	—	23,534	(9,414)	14,120
Pension and other postretirement plans:
Amortization of net prior service cost included in net income	146	(40)	106	240	(96)	144
Amortization of net actuarial gain included in net income	(4,661)	1,257	(3,404)	(3,391)	1,356	(2,035)
	(4,515)	1,217	(3,298)	(3,151)	1,260	(1,891)
Cash flow hedge:
Gain (loss) for the period	607	(115)	492	(143)	29	(114)
Other Comprehensive (Loss) Income	$(23,511)	$1,102	$(22,409)	$43,546	$(8,125)	$35,421
The accumulated balances related to each component of other comprehensive income (loss) are as follows:

(in thousands, net of taxes)	Cumulative Foreign Currency Translation Adjustment	Unrealized Gain on Available-for- Sale Securities	Unrealized Gain on Pensions and Other Postretirement Plans	Cash Flow Hedge	Accumulated Other Comprehensive Income
Balance as of December 31, 2017	$6,314	$194,889	$334,536	$(184)	$535,555
Reclassification of unrealized gains on available-for-sale-securities to retained earnings as a result of adoption of new guidance	—	(194,889)	—	—	(194,889)
Other comprehensive (loss) income before reclassifications	(19,603)	—	—	526	(19,077)
Net amount reclassified from accumulated other comprehensive income (loss)	—	—	(3,298)	(34)	(3,332)
Other comprehensive (loss) income, net of tax	(19,603)	—	(3,298)	492	(22,409)
Balance as of June 30, 2018	$(13,289)	$—	$331,238	$308	$318,257

The amounts and line items of reclassifications out of Accumulated Other Comprehensive Income (Loss) are as follows:

	Three Months Ended June 30		Six Months Ended June 30		Affected Line Item in the Condensed Consolidated Statement of Operations

(in thousands)	2018	2017	2018	2017
Pension and Other Postretirement Plans:
Amortization of net prior service cost	$70	$120	$146	$240	(1)
Amortization of net actuarial gain	(3,294)	(1,568)	(4,661)	(3,391)	(1)
	(3,224)	(1,448)	(4,515)	(3,151)	Before tax
	869	579	1,217	1,260	Provision for Income Taxes
	(2,355)	(869)	(3,298)	(1,891)	Net of Tax
Cash Flow Hedge
	(45)	41	(42)	72	Interest expense
	9	(8)	8	(14)	Provision for Income Taxes
	(36)	33	(34)	58	Net of Tax
Total reclassification for the period	$(2,391)	$(836)	$(3,332)	$(1,833)	Net of Tax
____________

(1)
These accumulated other comprehensive income components are components of net periodic pension and postretirement plan cost (see Note 12) and are included in non-operating pension and postretirement benefit income in the Company’s Condensed Consolidated Statements of Operations.

15. CONTINGENCIES
Litigation, Legal and Other Matters.  The Company and its subsidiaries are subject to complaints and administrative proceedings and are defendants in various civil lawsuits that have arisen in the ordinary course of their businesses, including contract disputes; actions alleging negligence, libel, defamation, invasion of privacy; trademark, copyright and patent infringement; U.S. False Claims Act (False Claims Act) violations; violations of applicable wage and hour laws; and statutory or common law claims involving current and former students and employees. Although the outcomes of the legal claims and proceedings against the Company cannot be predicted with certainty, based on currently available information, management believes that there are no existing claims or proceedings that are likely to have a material effect on the Company’s business, financial condition, results of operations or cash flows. However, based on currently available information, management believes it is reasonably possible that future losses from existing and threatened legal, regulatory and other proceedings in excess of the amounts recorded could reach approximately $35 million.
Her Majesty’s Revenue and Customs (HMRC), a department of the U.K. government responsible for the collection of taxes, has raised assessments against the Kaplan U.K. Pathways business for Value Added Tax (VAT) relating to 2017 and earlier years, which have been paid by Kaplan. Kaplan is continuing to pay the disputed VAT for subsequent periods. Kaplan has challenged these assessments and the case is currently on appeal to a tax tribunal with a hearing expected later in 2018 or 2019. The Company believes it has met all requirements under U.K. VAT law and expects to recover the £15.4 million receivable related to the assessments that have been paid. If the Company does not prevail in this case, a pre-tax charge of £15.4 million will be recorded to operating expense in the Company’s condensed consolidated statement of operations.
In March 2018, HMRC issued VAT guidance with an effective date of May 31, 2018 that could impact the U.K. Pathways business if this guidance were to become law; this new guidance is separate from the VAT case discussed above. The Company is in the process of reviewing this new guidance, and considering the possibility that this guidance could be part of U.K. legislation in the future. If the Company is not successful in preserving a valid exemption under U.K. VAT law, the U.K Pathways business would incur additional VAT expense in the future.
Department of Education (ED) Program Reviews.  The ED has undertaken program reviews at various KHE locations. On February 23, 2015, the ED began a review of Kaplan University (KU). The review will assess Kaplan’s administration of its Title IV and Higher Education Act programs and will initially focus on the 2013 to 2014 and 2014 to 2015 award years. The ED has not notified KHE of any negative findings. However, at this time, Kaplan cannot predict the outcome of this review, when it will be completed or any liability or other limitations that the ED may place on KHE as a result of this review. In addition, there are two open program reviews at campuses that were part of the KHE Campuses business prior to its sale in 2015 to Education Corporation of America (ECA), and we await the ED’s final reports on the program reviews at former KHE Broomall, PA; and Pittsburgh, PA, locations. Kaplan retains responsibility for any financial obligation resulting from the ED program reviews at KU and KHE Campuses business that were open at the time of sale.
The Company does not expect the open program reviews to have a material impact on KHE; however, the results of open program reviews and their impact on Kaplan’s operations are uncertain.

16. BUSINESS SEGMENTS
As a result of the Kaplan University transaction, the Company reorganized its operations in the first quarter of 2018 into the following six reportable segments for the purpose of making operating decisions and assessing performance: Kaplan International, Kaplan Higher Education, Kaplan Test Preparation, Kaplan Professional (U.S.), Television Broadcasting and Healthcare.
Kaplan reorganized its higher education operations into the following two operating segments: Higher Education and Professional (U.S.). The higher education segment comprises the historical KU for-profit postsecondary education business and the current non-academic operations support services provided to the new university, Purdue University Global. The Professional (U.S.) segment comprises the KU School of Professional and Continuing Education, which provides professional training and exam preparation for professional certifications and licensures.
The business segments disclosed in the condensed consolidated financial statements are based on this new organizational structure and information reviewed by the Company’s management to evaluate the business segment results. Segment operating results have been restated to reflect this organizational change.

The following table summarizes the financial information related to each of the Company’s business segments:

	Three Months Ended		Six months ended
	June 30		June 30
(in thousands)	2018	2017	2018	2017
Operating Revenues
Education	$370,005	$386,499	$745,504	$759,396
Television broadcasting	114,086	106,102	222,888	197,598
Healthcare	38,208	38,220	75,829	75,119
Other businesses	150,399	145,266	287,937	226,691
Corporate office	—	—	—	—
Intersegment elimination	(21)	—	(45)	—
	$672,677	$676,087	$1,332,113	$1,258,804
Income (Loss) from Operations
Education	$37,554	$33,331	$60,254	$42,768
Television broadcasting	41,118	39,777	81,660	66,260
Healthcare	764	384	(627)	(542)
Other businesses	(1,054)	(9,302)	(4,749)	(18,940)
Corporate office	(12,756)	(14,449)	(26,698)	(29,552)
	$65,626	$49,741	$109,840	$59,994
Equity in Earnings (Losses) of Affiliates, Net	931	1,331	3,510	1,980
Interest Expense, Net	(15,264)	(7,862)	(21,963)	(14,628)
Debt Extinguishment Costs	(11,378)	—	(11,378)	—
Non-Operating Pension and Postretirement Benefit Income, Net	23,041	18,620	44,427	37,421
Loss on Marketable Equity Securities, Net	(2,554)	—	(16,656)	—
Other Income, Net	2,333	4,069	11,520	4,918
Income Before Income Taxes	$62,735	$65,899	$119,300	$89,685
Depreciation of Property, Plant and Equipment
Education	$6,839	$8,325	$14,445	$16,909
Television broadcasting	2,974	2,991	6,045	5,585
Healthcare	647	1,194	1,300	2,263
Other businesses	2,906	3,070	5,965	5,185
Corporate office	253	291	506	581
	$13,619	$15,871	$28,261	$30,523
Amortization of Intangible Assets and Impairment of Goodwill and Other Long-Lived Assets
Education	$1,663	$1,323	$2,812	$2,443
Television broadcasting	1,408	970	2,816	1,872
Healthcare	1,809	1,644	3,617	3,298
Other businesses	6,519	15,818	12,538	18,978
Corporate office	—	—	—	—
	$11,399	$19,755	$21,783	$26,591
Pension Expense
Education	$1,878	$2,153	$4,542	$4,859
Television broadcasting	601	479	1,094	972
Healthcare	165	166	287	332
Other businesses	378	249	667	566
Corporate office	1,295	1,544	2,667	2,776
	$4,317	$4,591	$9,257	$9,505

Asset information for the Company’s business segments are as follows:

	As of
(in thousands)	June 30, 2018	December 31, 2017
Identifiable Assets
Education	$1,543,166	$1,592,097
Television broadcasting	454,180	455,884
Healthcare	119,231	129,856
Other businesses	790,735	855,399
Corporate office	146,645	182,905
	$3,053,957	$3,216,141
Marketable Equity Securities	452,917	536,315
Investments in Affiliates	133,550	128,590
Prepaid Pension Cost	1,090,509	1,056,777
Total Assets	$4,730,933	$4,937,823

The Company’s education division comprises the following operating segments:

	Three Months Ended		Six months ended
	June 30		June 30
(in thousands)	2018	2017	2018	2017
Operating Revenues
Kaplan international	$184,303	$171,747	$367,885	$336,309
Higher education	85,981	111,840	185,811	222,951
Test preparation	68,604	75,730	127,755	140,298
Professional (U.S.)	31,057	27,364	64,413	60,563
Kaplan corporate and other	442	57	727	71
Intersegment elimination	(382)	(239)	(1,087)	(796)
	$370,005	$386,499	$745,504	$759,396
Income (Loss) from Operations
Kaplan international	$24,187	$15,954	$44,591	$23,661
Higher education	11,219	13,140	12,574	15,586
Test preparation	6,120	5,741	6,641	2,877
Professional (U.S.)	4,780	4,571	14,095	14,729
Kaplan corporate and other	(8,763)	(6,045)	(17,658)	(14,108)
Intersegment elimination	11	(30)	11	23
	$37,554	$33,331	$60,254	$42,768
Depreciation of Property, Plant and Equipment
Kaplan international	$3,764	$3,609	$7,738	$7,291
Higher education	1,274	2,484	3,132	5,132
Test preparation	973	1,332	1,951	2,673
Professional (U.S.)	670	765	1,312	1,548
Kaplan corporate and other	158	135	312	265
	$6,839	$8,325	$14,445	$16,909
Amortization of Intangible Assets	$1,663	$1,323	$2,812	$2,443
Pension Expense
Kaplan international	$84	$87	$167	$174
Higher education	804	1,742	2,210	3,484
Test preparation	729	911	1,458	1,822
Professional (U.S.)	290	302	580	604
Kaplan corporate and other	(29)	(889)	127	(1,225)
	$1,878	$2,153	$4,542	$4,859

Asset information for the Company’s education division is as follows:

	As of
(in thousands)	June 30, 2018	December 31, 2017
Identifiable assets
Kaplan international	$1,049,790	$1,115,919
Higher education	224,272	231,986
Test preparation	132,067	130,938
Professional (U.S.)	121,711	91,630
Kaplan corporate and other	15,326	21,624
	$1,543,166	$1,592,097

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.
This analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto.
Results of Operations
The Company reported net income attributable to common shares of $46.6 million ($8.63 per share) for the second quarter of 2018, compared to $42.0 million ($7.46 per share) for the second quarter of 2017.
Items included in the Company’s net income for the second quarter of 2018:

•	$6.2 million in interest expense related to the settlement of a mandatorily redeemable noncontrolling interest ($1.14 per share);

•	$11.4 million in debt extinguishment costs (after-tax impact of $8.6 million, or $1.60 per share);

•	$2.6 million in net losses on marketable equity securities (after-tax impact of $1.9 million or $0.36 per share); and

•	$2.3 million in non-operating foreign currency losses (after-tax impact of $1.7 million, or $0.32 per share).
Items included in the Company’s net income for the second quarter of 2017:

•	a $9.2 million goodwill and other long-lived asset impairment charge in other businesses (after-tax impact of $5.8 million, or $1.03 per share); and

•	$3.5 million in non-operating foreign currency gains (after-tax impact of $2.2 million, or $0.39 per share).
Revenue for the second quarter of 2018 was $672.7 million, down 1% from $676.1 million in the second quarter of 2017. Revenues declined at the education division, offset by growth at the television broadcasting and manufacturing businesses. The Company reported operating income of $65.6 million for the second quarter of 2018, compared to $49.7 million for the second quarter of 2017. The operating income increase is driven by higher earnings at the education, television broadcasting and manufacturing businesses.
For the first six months of 2018, the Company reported net income attributable to common shares of $89.5 million ($16.40 per share), compared to $63.1 million ($11.21 per share) for the first six months of 2017.
Items included in the Company’s net income for the first six months of 2018:

•	$6.2 million in interest expense related to the settlement of a mandatorily redeemable noncontrolling interest ($1.14 per share);

•	$11.4 million in debt extinguishment costs (after-tax impact of $8.6 million, or $1.60 per share);

•	$16.7 million in net losses on marketable equity securities (after-tax impact of $12.7 million, or $2.30 per share);

•	a $4.3 million gain on the Kaplan University Transaction (after-tax impact of $1.8 million, or $0.33 per share);

•	$2.1 million in non-operating foreign currency losses (after-tax impact of $1.6 million, or $0.30 per share); and

•	$1.8 million in income tax benefits related to stock compensation ($0.33 per share).
Items included in the Company’s net income for the first six months of 2017:

•	a $9.2 million goodwill and other long-lived asset impairment charge in other businesses (after-tax impact of $5.8 million, or $1.03 per share);

•	$5.2 million in non-operating foreign currency gains (after-tax impact of $3.3 million, or $0.58 per share); and

•	$5.9 million in income tax benefits related to stock compensation ($1.06 per share).
Revenue for the first six months of 2018 was $1,332.1 million, up 6% from $1,258.8 million in the first six months of 2017. Revenues increased at the television broadcasting and manufacturing businesses, offset by a decline at the education division. The Company reported operating income of $109.8 million for the first six months of 2018, compared to $60.0 million for first six months of 2017. Operating results improved at the education, television broadcasting and manufacturing businesses.
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
Division Results
Education
Education division revenue totaled $370.0 million for the second quarter of 2018, down 4% from $386.5 million for the same period of 2017. Kaplan reported operating income of $37.6 million for the second quarter of 2018, up 13% from $33.3 million for the second quarter of 2017.
For the first six months of 2018, education division revenue totaled $745.5 million, down 2% from revenue of $759.4 million for the same period of 2017. Kaplan reported operating income of $60.3 million for the first six months of 2018, a 41% increase from $42.8 million for the first six months of 2017.
As a result of the KU Transaction that closed on March 22, 2018, the Company has revised the financial reporting for its education division to provide operating results for Higher Education and Professional (U.S.).
A summary of Kaplan’s operating results is as follows:

	Three Months Ended			Six Months Ended
	June 30			June 30
(in thousands)	2018	2017	% Change	2018	2017	% Change
Revenue
Kaplan international	$184,303	$171,747	7	$367,885	$336,309	9
Higher education	85,981	111,840	(23)	185,811	222,951	(17)
Test preparation	68,604	75,730	(9)	127,755	140,298	(9)
Professional (U.S.)	31,057	27,364	13	64,413	60,563	6
Kaplan corporate and other	442	57	—	727	71	—
Intersegment elimination	(382)	(239)	—	(1,087)	(796)	—
	$370,005	$386,499	(4)	$745,504	$759,396	(2)
Operating Income (Loss)
Kaplan international	$24,187	$15,954	52	$44,591	$23,661	88
Higher education	11,219	13,140	(15)	12,574	15,586	(19)
Test preparation	6,120	5,741	7	6,641	2,877	—
Professional (U.S.)	4,780	4,571	5	14,095	14,729	(4)
Kaplan corporate and other	(7,100)	(4,722)	(50)	(14,846)	(11,665)	(27)
Amortization of intangible assets	(1,663)	(1,323)	(26)	(2,812)	(2,443)	(15)
Intersegment elimination	11	(30)	—	11	23	—
	$37,554	$33,331	13	$60,254	$42,768	41
Kaplan International includes English-language programs, and postsecondary education and professional training businesses largely outside the United States. Kaplan International revenue increased 7% and 9% for the second quarter and first six months of 2018, respectively. On a constant currency basis, revenue increased 3% for both the second quarter and first six months of 2018. Operating income increased to $24.2 million in the second quarter of 2018, compared to $16.0 million in the second quarter of 2017. Operating income increased to $44.6 million for the first six months of 2018, compared to $23.7 million for the same period of 2017. These increases are due largely to improved results at Pathways, UK Professional, English-language and MPW.
In March 2018, Her Majesty’s Revenue and Customs, a department of the U.K. government responsible for the collection of taxes, issued VAT guidance with an effective date of May 31, 2018 that could impact the U.K. Pathways business if this guidance were to become law. The Company is in the process of reviewing this new guidance, and considering the possibility that this guidance could be part of U.K. legislation in the future. If the Company is not successful in preserving a valid exemption under U.K. VAT law, the U.K Pathways business would likely incur additional VAT expense of an estimated £4.5 million per year.
Prior to the KU Transaction closing on March 22, 2018, Higher Education included Kaplan’s domestic postsecondary education businesses, made up of fixed-facility colleges and online postsecondary and career programs. Following the KU Transaction closing, the Higher Education division includes the results as a service provider to higher education institutions. The costs and expenses incurred by Kaplan as a service provider to higher education institutions are generally classified as operating; prior to the KU Transaction, a portion of these costs and expenses were classified as selling, general and administrative.

In the second quarter and first six months of 2018, Higher Education revenue was down 23% and 17%, respectively, and operating results declined, due largely to the sale of KU on March 22, 2018 and fewer average enrollments at KU prior to the sale. The Company recorded the service fee with Purdue Global in the second quarter of 2018, based on an assessment of its collectability under the TOSA. The Company will continue to assess the collectability of the service fee with Purdue Global on a quarterly basis to make a determination as to whether to record all or part of the service fee in the future.
Kaplan Test Preparation (KTP) includes Kaplan’s standardized test preparation programs. KTP revenue declined 9% for the second quarter and first six months of 2018 due to soft enrollments in certain test preparation programs and the disposition of Dev Bootcamp, which made up the majority of KTP’s new economy skills training programs. KTP operating results improved in the second quarter and first six months of 2018, due primarily to decreased losses from the new economy skills training programs. Operating losses for the new economy skills training programs were $1.8 million and $7.2 million for the first six months of 2018 and 2017, respectively. Dev Bootcamp was closed in the second half of 2017.
Kaplan Professional (U.S.) includes the domestic professional and other continuing education businesses. In the second quarter of 2018, Kaplan Professional (U.S.) revenue was up 13% and operating results improved 5%, due partly to the May 2018 acquisition of Professional Publications, Inc. (PPI), an independent publisher of professional licensing exam review materials that provides engineering, surveying, architecture, and interior design licensure exam review products. Revenues were up 6% for the first half of 2018, while operating results decreased 4% due to increased spending on sales and technology.
Kaplan corporate and other represents unallocated expenses of Kaplan, Inc.’s corporate office, other minor businesses and certain shared activities, with increased healthcare and pension expense in 2018.
Television Broadcasting
Revenue at the television broadcasting division increased 8% to $114.1 million in the second quarter of 2018, from $106.1 million in the same period of 2017 due to an $8.7 million increase in retransmission revenues and a $3.9 million increase in political advertising revenue. Operating income for the second quarter of 2018 increased 3% to $41.1 million, from $39.8 million in the same period of 2017 due to higher revenues.
Revenue at the television broadcasting division increased 13% to $222.9 million in the first six months of 2018, from $197.6 million in the same period of 2017. The revenue increase is due primarily to $16.9 million in higher retransmission revenues, $8.6 million in 2018 incremental winter Olympics-related advertising revenue at the Company’s NBC stations, and a $6.1 million increase in political advertising revenue. Operating income for the first six months of 2018 increased 23% to $81.7 million from $66.3 million in the same period of 2017, due to higher revenues.
In the first half of 2018, the television broadcasting division recorded a $1.1 million reduction to operating expenses related to non-cash property, plant and equipment gains due to new equipment received at no cost in connection with the spectrum repacking mandate of the FCC.
Healthcare
The Graham Healthcare Group (GHG) provides home health and hospice services in three states. At the end of June 2017, GHG acquired Hometown Home Health and Hospice, a Lapeer, MI-based healthcare services provider. Healthcare revenues were up 1% in the first six months of 2018, while overall operating results were similar to results in 2017.

Other Businesses
A summary of Other Businesses’ operating results is as follows:

	Three Months Ended			Six Months Ended
	June 30%			June 30%
(in thousands)	2018	2017	Change	2018	2017	Change
Operating Revenues
Manufacturing	$126,462	$120,672	5	$243,868	$182,570	34
SocialCode	14,770	14,855	(1)	28,069	27,429	2
Other	9,167	9,739	(6)	16,000	16,692	(4)
	$150,399	$145,266	4	$287,937	$226,691	27
Operating Expenses
Manufacturing	$117,797	$124,847	(6)	$226,575	$183,080	24
SocialCode	16,512	12,251	35	33,592	29,333	15
Other	17,144	17,470	(2)	32,519	33,218	(2)
	$151,453	$154,568	(2)	$292,686	$245,631	19
Operating Income (Loss)
Manufacturing	$8,665	$(4,175)	—	$17,293	$(510)	—
SocialCode	(1,742)	2,604	—	(5,523)	(1,904)	—
Other	(7,977)	(7,731)	(3)	(16,519)	(16,526)	—
	$(1,054)	$(9,302)	89	$(4,749)	$(18,940)	75
Depreciation
Manufacturing	$2,331	$2,404	(3)	$4,782	$3,912	22
SocialCode	200	251	(20)	433	497	(13)
Other	375	415	(10)	750	776	(3)
	$2,906	$3,070	(5)	$5,965	$5,185	15
Amortization of Intangible Assets and Impairment of Goodwill and Other Long-Lived Assets
Manufacturing	$5,935	$15,734	(62)	$11,871	$18,811	(37)
SocialCode	584	84	—	667	167	—
Other	—	—	—	—	—	—
	$6,519	$15,818	(59)	$12,538	$18,978	(34)
Pension Expense
Manufacturing	$19	$22	(14)	$36	$47	(23)
SocialCode	205	142	44	361	296	22
Other	154	85	81	270	223	21
	$378	$249	52	$667	$566	18
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
Manufacturing revenues and operating income increased in the second quarter and first six months of 2018 due primarily to the Hoover acquisition.
In the second quarter of 2017, the Company recorded a $9.2 million goodwill and other long-lived asset impairment charge at Forney, due to lower than expected revenues resulting from sluggish overall demand for its energy products.
SocialCode is a provider of marketing solutions on social, mobile and video platforms. SocialCode revenue increased 2% for the first six months of 2018, due to modest growth in digital advertising service revenues. SocialCode reported operating losses of $1.7 million and $5.5 million in the second quarter and first six months of 2018, respectively, compared to operating income of $2.6 million and an operating loss of $1.9 million in the second quarter and first six months of 2017, respectively. The decline in 2018 results is largely attributable to a $4.7 million and $3.9 million credit related to SocialCode’s phantom equity plan that was included in the second quarter and first six months of 2017, respectively. As of June 30, 2018, the accrual balance related to these plans is $15.3 million.
Other businesses include Slate and Foreign Policy, which publish online and print magazines and websites; and two investment stage businesses, Panoply and CyberVista. Losses from each of these businesses in the first half of 2018 adversely affected operating results.

Corporate Office
Corporate office includes the expenses of the Company’s corporate office and certain continuing obligations related to prior business dispositions.
Equity in Earnings (Losses) of Affiliates
At June 30, 2018, the Company held interests in a number of home health and hospice joint ventures, and interests in several other affiliates. In the second half of 2017, the Company acquired approximately 11% of Intersection Holdings, LLC, which provides digital marketing and advertising services and products for cities, transit systems, airports, and other public and private spaces. The Company recorded equity in earnings of affiliates of $0.9 million for the second quarter of 2018, compared to $1.3 million for the second quarter of 2017. The Company recorded equity in earnings of affiliates of $3.5 million for the first six months of 2018, compared to $2.0 million for the first six months of 2017.
Net Interest Expense, Debt Extinguishment Costs and Related Balances
On May 30, 2018, the Company issued 5.75% unsecured eight-year fixed-rate notes due June 1, 2026. Interest is payable semi-annually on June 1 and December 1, beginning on December 1, 2018. On June 29, 2018, the Company used the net proceeds from the sale of the notes and other cash to repay $400 million of 7.25% notes that were due February 1, 2019. The Company incurred $11.4 million in debt extinguishment costs related to the early termination of the 7.25% notes.
The Company incurred net interest expense of $15.3 million and $22.0 million for the second quarter and first six months of 2018, compared to $7.9 million and $14.6 million for the second quarter and first six months of 2017. The Company incurred $6.2 million in interest expense related to the mandatorily redeemable noncontrolling interest at the Graham Healthcare Group settled in the second quarter of 2018. The increased interest expense in 2018 is also due to both the $400 million eight-year and ten-year notes outstanding for the month of June 2018.
At June 30, 2018, the Company had $485.3 million in borrowings outstanding at an average interest rate of 5.0% and cash, marketable equity securities and other investments of $776.9 million.
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
The Company recorded net non-operating pension and postretirement benefit income of $23.0 million and $44.4 million for the second quarter and first six months of 2018, compared to $18.6 million and $37.4 million for the second quarter and first six months of 2017.
Loss on Marketable Equity Securities, net
In the first quarter of 2018, the Company adopted new guidance that requires changes in the fair value of marketable equity securities to be included in non-operating income (expense) on a prospective basis. Overall, the Company recognized $2.6 million and $16.7 million in net losses on marketable equity securities in the second quarter and first six months of 2018, respectively.
Other Non-Operating Income (Expense)
The Company recorded total other non-operating income, net, of $2.3 million for the second quarter of 2018, compared to $4.1 million for the second quarter of 2017. The 2018 amounts included a $1.4 million contingent consideration gain related to the sale of a business; a $2.5 million gain on sale of land and other items; partially offset by $2.3 million in foreign currency losses. The 2017 amounts included $3.5 million in foreign currency gains, and other items.
The Company recorded total other non-operating income, net, of $11.5 million for the first six months of 2018, compared to $4.9 million for the first six months of 2017. The 2018 amounts included a $7.2 million gain on sales of businesses and related contingent consideration; a $2.8 million gain on sale of a cost method investment; a $2.5 million gain on sale of land and other items; offset by $2.1 million in foreign currency losses. The 2017 amounts included $5.2 million in foreign currency gains, offset by other items.

Provision for Income Taxes
The Company’s effective tax rate for the first six months of 2018 was 24.9%. The Tax Cuts and Jobs Act was enacted in December 2017, which included lowering the federal corporate income tax rate from 35% to 21%.
The Company's effective tax rate for the first six months of 2017 was 29.7%. This low effective tax rate is due to a $5.9 million income tax benefit related to the vesting of restricted stock awards. In the first quarter of 2017, the Company adopted a new accounting standard that requires all excess income tax benefits and deficiencies from stock compensation to be recorded as discrete items in the provision for income taxes. Excluding this $5.9 million benefit, the overall income tax rate for the first six months of 2017 was 36.3%.
Earnings Per Share
The calculation of diluted earnings per share for the second quarter and first six months of 2018 was based on 5,362,277 and 5,417,162 weighted average shares outstanding, compared to 5,577,275 and 5,573,167 for the second quarter and first six months of 2017. At June 30, 2018, there were 5,346,550 shares outstanding. On November 9, 2017, the Board of Directors authorized the Company to acquire up to 500,000 shares of its Class B common stock; the Company has remaining authorization for 315,646 shares as of June 30, 2018.
Adoption of Revenue Recognition Standard
On January 1, 2018, the Company adopted the new revenue recognition guidance using the modified retrospective approach. If the company applied the accounting policies under the previous guidance, revenue would have been $1.3 million lower and operating expenses would have been $0.8 million lower for the first six months of 2018.
Financial Condition: Capital Resources and Liquidity
Acquisitions, Dispositions and Exchanges
Acquisitions.  On July 31, 2018, Dekko closed on an agreement to acquire 100% of the issued and outstanding shares of Furnlite, Inc., a Fallston, NC-based manufacturer of power and data solutions for the hospitality and residential furniture industry. Dekko’s primary reasons for the acquisition are to complement existing product offerings and to provide potential synergies across the businesses. The acquisition will be included in other businesses.
On July 12, 2018, Kaplan closed on its agreement to acquire 100% of the issued and outstanding shares of the College for Financial Planning (CFFP), a provider of financial education and training to individuals pursuing the Certified Financial Planner certification, a Master of Science in Personal Financial Planning, or a Master of Science in Finance. The acquisition is expected to expand Kaplan’s financial education product offerings and will be included in the Professional (U.S.) division.
In the first six months of 2018, the Company acquired three businesses in its education division for $26.2 million.
In May 2018, Kaplan acquired a 100% interest in Professional Publications, Inc. (PPI), an independent publisher of professional licensing exam review materials and a leader in engineering, surveying, architecture, and interior design licensure exam review, by purchasing all of its issued and outstanding shares. This acquisition is expected to provide certain strategic benefits in the future. This acquisition is included in the Professional (U.S.) division.
In January and February 2018, Kaplan acquired the assets of i-Human Patients, Inc., a leader in cloud-based, interactive patient encounter simulations for medical and nursing professionals and educators, and another small business in its test preparation and international divisions, respectively. These acquisitions are expected to provide strategic benefits in the future.
During 2017, the Company acquired six businesses, two in its education division, two in its television broadcasting division, one in its healthcare division and one in other businesses for $318.9 million in cash and contingent consideration, and the assumption of $59.1 million in certain pension and postretirement obligations.
On January 17, 2017, the Company closed on its agreement with Nexstar Broadcasting Group, Inc. and Media General, Inc. to acquire the assets of WCWJ, a CW affiliate television station in Jacksonville, FL and WSLS, an NBC affiliate television station in Roanoke, VA, for cash and the assumption of certain pension obligations. The acquisition of WCWJ and WSLS will complement the other stations that GMG operates. Both of these acquisitions are included in television broadcasting.
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
At the end of June 2017, Graham Healthcare Group (GHG) acquired a 100% interest in Hometown Home Health and Hospice, a Lapeer, MI-based healthcare services provider by purchasing all of its issued and outstanding shares. This acquisition expands GHG’s service area in Michigan. GHG is included in healthcare.
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
As a result of the KU Transaction, the Company recorded a pre-tax gain of $4.3 million in the first quarter of 2018. For financial reporting purposes, Kaplan may receive payment of additional consideration for the sale of the institutional assets as part of the fee to the extent there are sufficient revenues available after paying all amounts required by the TOSA. The Company recorded a $1.4 million contingent consideration gain related to the disposition in the second quarter of 2018.
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
Other Transactions. In June 2018, the Company incurred $6.2 million of interest expense related to the mandatorily redeemable noncontrolling interest redemption settlement at GHG. The mandatorily redeemable noncontrolling interest was redeemed and paid in July 2018.
Capital Expenditures
During the first six months of 2018, the Company’s capital expenditures totaled $38.7 million. This amount includes assets acquired during the year, whereas the amounts reflected in the Company’s Condensed Statements of Cash Flows are based on cash payments made during the relevant periods. The Company estimates that its capital expenditures will be in the range of $110 million to $120 million in 2018. This includes amounts for constructing an academic and student residential facility in connection with Kaplan’s Pathways program in Liverpool, U.K. This also includes capital expenditures in connection with spectrum repacking at the Company’s television stations in Jacksonville, FL, and Roanoke, VA, as mandated by the FCC; these expenditures are expected to be largely reimbursed to the Company by the FCC.
Liquidity
The Company’s borrowings were $485.3 million and $493.3 million, at June 30, 2018 and December 31, 2017, respectively.
At June 30, 2018, the Company had cash and cash equivalents, restricted cash and investments in marketable securities and other investments totaling $776.9 million, compared with $964.7 million at December 31, 2017. The Company’s net cash provided by operating activities, as reported in the Company’s Condensed Consolidated Statements of Cash Flows, was $70.5 million for the first six months of 2018, compared to $131.6 million for the first six months of 2017. The decrease is due to a reduction in cash receipts from customers and increased pre-payments.
On May 30, 2018, the Company issued $400 million senior unsecured fixed-rate notes due June 1, 2026 (the Notes). The Notes are guaranteed, jointly and severally, on a senior unsecured basis, by certain of the Company’s existing and future domestic subsidiaries, as described in the terms of the indenture, dated as of May 30, 2018 (the Indenture). The Notes have a coupon rate of 5.75% per annum, payable semi-annually on June 1 and December 1, beginning on December 1, 2018. The Company may redeem the Notes in whole or in part at any time at the respective redemption prices described in the Indenture.
On June 29, 2018, the Company used the net proceeds from the sale of the Notes, together with cash on hand, to redeem the $400 million of 7.25% notes due February 1, 2019. The Company incurred $11.4 million in debt extinguishment costs in relation to the early termination of the 7.25% notes.
In combination with the issuance of the Notes, the Company and certain of the Company’s domestic subsidiaries named therein as guarantors entered into an amended and restated credit agreement providing for a U.S. $300 million five-year revolving credit facility (the Revolving Credit Facility) with each of the lenders party thereto, certain of the Company’s foreign subsidiaries from time to time party thereto as foreign borrowers, Wells Fargo Bank, National Association, as Administrative Agent (Wells Fargo), JPMorgan Chase Bank, N.A., as Syndication Agent, and HSBC Bank USA, National Association and Bank of America, N.A. as Documentation Agents (the Amended and Restated Credit Agreement), which amends and restates the Company’s existing Five Year Credit Agreement, dated as of June 29, 2015, among the Company, certain of its domestic subsidiaries as guarantors, the several lenders from time to time party thereto, Wells Fargo Bank, National Association, as Administrative Agent and JPMorgan Chase Bank, N.A., as Syndication Agent (the Existing Credit Agreement). The Amended and Restated Credit Agreement amends the Existing Credit Agreement to (i) extend the maturity of the Revolving Credit Facility to May 30, 2023, unless the Company and the lenders agree to further extend the term, (ii) increase the aggregate principal amount of the Revolving Credit Facility to U.S. $300 million, consisting of a U.S. Dollar tranche of U.S. $200 million for borrowings in U.S. Dollars and a multicurrency tranche equivalent to U.S. $100 million for borrowings in U.S. Dollars and certain foreign currencies, (iii) provide for borrowings under the Revolving Credit Facility in U.S. Dollars and certain other foreign currencies specified in the Amended and Restated Credit Agreement, (iv) permit certain foreign subsidiaries of the Company to be added to the Amended and Restated Credit Agreement as foreign borrowers thereunder and (v) effect certain other modifications to the Existing Credit Agreement.
Under the Amended and Restated Credit Agreement, the Company is required to pay a commitment fee on a quarterly basis, based on the Company’s leverage ratio, of between 0.15% and 0.25% of the amount of the average daily unused portion of the Revolving Credit Facility. Any borrowings under the Amended and Restated Credit Agreement are made on an unsecured basis and bear interest at the Company’s option, either at (a) a fluctuating interest rate equal to the highest of Wells Fargo’s prime rate, 0.5 percent above the Federal funds rate or the one-month Eurodollar rate plus 1%, or (b) the Eurodollar rate for the applicable currency and interest period as defined in the Amended and Restated Credit Agreement, which is generally a periodic rate equal to LIBOR, CDOR, BBSY or SOR, as applicable, in the case of each of clauses (a) and (b) plus an applicable margin that depends on the Company’s consolidated debt to consolidated adjusted EBITDA (as determined pursuant to the Amended and Restated Credit Agreement, Total Net Leverage Ratio). The Company and its foreign subsidiaries may draw on the Revolving Credit Facility for general corporate purposes. Any outstanding borrowings must be repaid on or prior to the final termination date. The Amended and Restated Credit Agreement contains terms and conditions, including remedies in the event of a default by the Company, typical of facilities of this type and requires the Company to maintain a Total Net Leverage Ratio of not greater than 3.5 to 1.0 and a consolidated interest coverage ratio of at least 3.5 to 1.0 based upon the ratio of consolidated adjusted EBITDA to consolidated interest expense as determined pursuant to the Amended and Restated Credit Agreement.
In the first six months of 2018, the Company acquired an additional 157,032 shares of its Class B common stock at a cost of approximately $94.1 million.
On May 21, 2018, Moody’s affirmed the Company’s credit ratings, but revised the outlook from Negative to Stable.
The Company’s current credit ratings are as follows:

	Moody’s	Standard & Poor’s
Long-term	Ba1	BB+
At June 30, 2018 and December 31, 2017, the Company had working capital of $748.8 million and $857.2 million, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments. The Company expects to fund its estimated capital needs primarily through existing cash balances and internally generated funds. In management’s opinion, the Company will have sufficient liquidity to meet its various cash needs within the next 12 months.
In July 2016, Kaplan International Holdings Limited (KIHL) entered into an agreement with University of York International Pathway College LLP (York International College) to loan the LLP approximately £25 million over the next eighteen months, to construct an academic building in the UK to be used by the College. York International College is a limited liability partnership joint venture between Kaplan York Limited (a subsidiary of Kaplan International Colleges UK Limited) and a subsidiary of the University of York, that operates a pathways college. The loan will be repayable over 25 years at an interest rate of 7% and the loan is guaranteed by the University of York. While there is no strict requirement to make annual principal and interest payments, interest will be rolled up and accrue interest at 7% if no such payments are made. The loan becomes due and payable if the partnership agreement with Kaplan is terminated. As of December 31, 2017, KIHL advanced approximately £16.0 million to York International College. In the second quarter of 2018, KIHL advanced a final amount of £6 million in additional funding to the joint venture under this agreement, bringing the total amount advanced to £22 million as of June 30, 2018.
There were no other significant changes to the Company’s contractual obligations or other commercial commitments from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Critical Accounting Policies and Estimates
Revenue Recognition. The determination of whether revenue should be reported on a gross or net basis is based on an assessment of whether the Company acts as a principal or an agent in the transaction. In certain cases, the Company is considered the agent, and the Company records revenue equal to the net amount retained when the fee is earned. In these cases, costs incurred with third-party suppliers is excluded from the Company’s revenue. The Company assesses whether it obtained control of the specified goods or services before they are transferred to the customer as part of this assessment. In addition, the Company considers other indicators such as the party primarily responsible for fulfillment, inventory risk and discretion in establishing price.
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
Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (the Company’s principal executive officer) and the Company’s Chief Financial Officer (the Company’s principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of June 30, 2018. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting
As described below under Remediation of Previously Disclosed Material Weakness, there were changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c) Remediation of Previously Disclosed Material Weakness
As previously disclosed in Item 9A of our 2017 Form 10-K, the Company reported a material weakness in internal control over financial reporting due to inadequate review and approval of policy changes at Kaplan Higher Education that impacted the processing of refunds of student financial aid.
To remediate the material weakness, during 2018, management completed a comprehensive review, modified procedures and implemented new controls surrounding the analysis, review and approval of changes to student financial aid policies, as well as enhanced monitoring and compensating controls. The Company evaluated the revised procedures and tested the new controls throughout the remediation period, and concluded that the new controls are operating effectively. Consequently, the Company deems the material weakness in internal control over financial reporting fully remediated as of the end of the second quarter of 2018.
PART II. OTHER INFORMATION
Item 1A. Risk Factors.
The Company faces a number of significant risks and uncertainties in connection with its operations. If any of the events or developments described below occurs, it could have a material adverse effect on the Company’s business, financial condition or results of operations.
There have been no material changes to the Risk Factors disclosed in our 2017 Form 10-K, other than as disclosed in our Form 10-Q for the quarter ended March 31, 2018, and the Form 8-K filed May 21, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the quarter ended June 30, 2018, the Company purchased shares of its Class B Common Stock as set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan*	Maximum Number of Shares that May Yet Be Purchased Under the Plan*
April	8,565	$594.37	8,565	332,533
May	—	—	—	332,533
June	16,887	592.16	16,887	315,646
	25,452	$592.90	25,452
*On November 9, 2017 the Company’s Board of Directors authorized the Company to purchase, on the open market or otherwise, up to 500,000 shares of its Class B Common Stock. There is no expiration date for that authorization. All purchases made during the quarter ended June 30, 2018 were open market transactions.

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

4.1
Senior Notes Indenture dated as of May 30, 2018, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 24, 2018).

4.2
Amended and Restated Five Year Credit Agreement, dated as of May 30, 2018, among the Company, and the foreign borrowers from time to time party thereto, and certain of its domestic subsidiaries as guarantors, the several lenders from time to time party thereto, Wells Fargo Bank, National Association, as Administrative Agent and JPMorgan Chase Bank, N.A., as Syndication Agent.

10.1
Purchase Agreement, dated May 24, 2018, among Graham Holdings Company, the guarantors listed in Schedule 2 thereto and J.P. Morgan Securities, LLC, as representative of the initial purchasers listed in Schedule 1 thereto. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 24, 2018).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer. *

101
The following financial information from Graham Holdings Company Quarterly Report on Form 10-Q for the period ended June 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2018 and 2017, (ii) Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2018 and 2017, (iii) Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (iv) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2018 and 2017, and (v) Notes to Condensed Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed "furnished" and not "filed" or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed "furnished" and not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

*	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAHAM HOLDINGS COMPANY
(Registrant)

Date: August 1, 2018	/s/ Timothy J. O’Shaughnessy
Timothy J. O’Shaughnessy, President & Chief Executive Officer (Principal Executive Officer)

Date: August 1, 2018	/s/ Wallace R. Cooney
Wallace R. Cooney, Chief Financial Officer (Principal Financial Officer)