Form 10-Q
period 2018-09-30
Graham Holdings Co
filed 2018-10-31
CIK 104889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2018
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
Shares outstanding at October 26, 2018:
Class A Common Stock – 964,001 Shares
Class B Common Stock – 4,337,758 Shares

GRAHAM HOLDINGS COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30

(in thousands, except per share amounts)	2018	2017	2018	2017
Operating Revenues	$674,766	$657,225	$2,006,879	$1,916,029
Operating Costs and Expenses
Operating	448,920	374,987	1,254,726	1,082,421
Selling, general and administrative	131,081	228,051	497,504	662,313
Depreciation of property, plant and equipment	13,648	16,002	41,909	46,525
Amortization of intangible assets	12,269	10,923	34,052	28,290
Impairment of goodwill and other long-lived assets	8,109	312	8,109	9,536
	614,027	630,275	1,836,300	1,829,085
Income from Operations	60,739	26,950	170,579	86,944
Equity in earnings (losses) of affiliates, net	9,537	(532)	13,047	1,448
Interest income	611	861	3,884	3,397
Interest expense	(6,135)	(8,619)	(31,371)	(25,783)
Debt extinguishment costs	—	—	(11,378)	—
Non-operating pension and postretirement benefit income, net	22,214	17,621	66,641	55,042
Gain on marketable equity securities, net	44,962	—	28,306	—
Other income, net	3,142	1,963	14,662	6,881
Income Before Income Taxes	135,070	38,244	254,370	127,929
Provision for Income Taxes	10,000	13,400	39,700	40,000
Net Income	125,070	24,844	214,670	87,929
Net Income Attributable to Noncontrolling Interests	(6)	(60)	(149)	(63)
Net Income Attributable to Graham Holdings Company Common Stockholders	$125,064	$24,784	$214,521	$87,866
Per Share Information Attributable to Graham Holdings Company Common Stockholders
Basic net income per common share	$23.43	$4.45	$39.81	$15.74
Basic average number of common shares outstanding	5,302	5,518	5,354	5,530
Diluted net income per common share	$23.28	$4.42	$39.54	$15.64
Diluted average number of common shares outstanding	5,337	5,554	5,390	5,567

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2018	2017	2018	2017
Net Income	$125,070	$24,844	$214,670	$87,929
Other Comprehensive (Loss) Income, Before Tax
Foreign currency translation adjustments:
Translation adjustments arising during the period	(2,844)	11,470	(22,447)	34,776
Unrealized gains on available-for-sale securities:
Unrealized gains for the period, net	—	47,836	—	71,370
Pension and other postretirement plans:
Amortization of net prior service cost included in net income	69	118	215	358
Amortization of net actuarial gain included in net income	(3,295)	(1,567)	(7,956)	(4,958)
	(3,226)	(1,449)	(7,741)	(4,600)
Cash flow hedge (loss) gain	(6)	(72)	601	(215)
Other Comprehensive (Loss) Income, Before Tax	(6,076)	57,785	(29,587)	101,331
Income tax benefit (expense) related to items of other comprehensive (loss) income	874	(18,540)	1,976	(26,665)
Other Comprehensive (Loss) Income, Net of Tax	(5,202)	39,245	(27,611)	74,666
Comprehensive Income	119,868	64,089	187,059	162,595
Comprehensive income attributable to noncontrolling interests	(6)	(60)	(149)	(63)
Total Comprehensive Income Attributable to Graham Holdings Company	$119,862	$64,029	$186,910	$162,532

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands)	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$265,159	$390,014
Restricted cash	11,576	17,552
Investments in marketable equity securities and other investments	517,927	557,153
Accounts receivable, net	589,645	620,319
Income taxes receivable	—	23,901
Inventories and contracts in progress	73,696	60,612
Other current assets	77,864	66,253
Total Current Assets	1,535,867	1,735,804
Property, Plant and Equipment, Net	271,560	259,358
Investments in Affiliates	142,756	128,590
Goodwill, Net	1,310,075	1,299,710
Indefinite-Lived Intangible Assets	114,752	102,195
Amortized Intangible Assets, Net	260,055	237,976
Prepaid Pension Cost	1,106,162	1,056,777
Deferred Income Taxes	15,367	15,367
Deferred Charges and Other Assets	117,149	102,046
Total Assets	$4,873,743	$4,937,823

Liabilities and Equity
Current Liabilities
Accounts payable and accrued liabilities	$448,240	$526,323
Deferred revenue	335,086	339,454
Income taxes payable	7,235	6,109
Current portion of long-term debt	6,568	6,726
Dividends declared	7,071	—
Total Current Liabilities	804,200	878,612
Postretirement Benefits Other Than Pensions	21,607	20,865
Accrued Compensation and Related Benefits	179,887	193,024
Other Liabilities	59,264	65,977
Deferred Income Taxes	355,662	362,701
Mandatorily Redeemable Noncontrolling Interest	—	10,331
Long-Term Debt	473,060	486,561
Total Liabilities	1,893,680	2,018,071
Redeemable Noncontrolling Interest	4,706	4,607
Preferred Stock	—	—
Common Stockholders’ Equity
Common stock	20,000	20,000
Capital in excess of par value	376,412	370,700
Retained earnings	6,179,948	5,791,724
Accumulated other comprehensive income (loss), net of tax
Cumulative foreign currency translation adjustment	(16,133)	6,314
Unrealized gain on available-for-sale securities	—	194,889
Unrealized gain on pensions and other postretirement plans	328,885	334,536
Cash flow hedge	303	(184)
Cost of Class B common stock held in treasury	(3,914,058)	(3,802,834)
Total Equity	2,975,357	2,915,145
Total Liabilities and Equity	$4,873,743	$4,937,823

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30
(in thousands)	2018	2017
Cash Flows from Operating Activities
Net Income	$214,670	$87,929
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and goodwill and other long-lived asset impairment	84,070	84,351
Net pension benefit	(55,458)	(44,281)
Early retirement program expense	—	932
Gain on marketable equity securities and cost method investments, net	(36,793)	—
Stock-based compensation expense, net	5,172	7,528
(Gain) loss on disposition of businesses, property, plant and equipment and investments, net	(13,379)	504
Debt extinguishment costs	10,563	—
Foreign exchange loss (gain)	2,205	(6,608)
Write-down of cost method investments	2,500	200
Equity in earnings of affiliates, net of distributions	(10,294)	(1,434)
(Benefit) provision for deferred income taxes	(10,867)	16,306
Change in operating assets and liabilities:
Accounts receivable, net	55,200	106,230
Accounts payable and accrued liabilities	(95,100)	(63,255)
Deferred revenue	38,148	27,254
Income taxes receivable	23,073	14,477
Other assets and other liabilities, net	(23,757)	(9,795)
Other	1,905	519
Net Cash Provided by Operating Activities	191,858	220,857
Cash Flows from Investing Activities
Investments in certain businesses, net of cash acquired	(111,451)	(299,938)
Proceeds from sales of marketable equity securities	66,741	—
Purchases of property, plant and equipment	(58,850)	(43,863)
Advance related to Kaplan University transaction and loan to affiliate	(28,061)	(6,771)
Net (payments) proceeds from disposition of businesses, property, plant and equipment and investments	(13,483)	2,672
Investments in equity affiliates, cost method and other investments	(10,679)	(66,097)
Return of investment in equity affiliates	4,521	3,527
Net Cash Used in Investing Activities	(151,262)	(410,470)
Cash Flows from Financing Activities
Repayments of borrowings and early redemption premium	(417,112)	(7,712)
Issuance of borrowings	400,000	—
Common shares repurchased	(110,848)	(35,394)
Dividends paid	(21,564)	(21,304)
Purchase of noncontrolling interest	(16,500)	—
Payments of debt financing costs	(6,490)	—
Deferred payments of acquisition and noncontrolling interest	—	(5,187)
Other	5,303	(4,962)
Net Cash Used in Financing Activities	(167,211)	(74,559)
Effect of Currency Exchange Rate Change	(4,216)	9,768
Net Decrease in Cash and Cash Equivalents and Restricted Cash	(130,831)	(254,404)
Beginning Cash and Cash Equivalents and Restricted Cash	407,566	670,816
Ending Cash and Cash Equivalents and Restricted Cash	$276,735	$416,412

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
Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States of America (GAAP) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (SEC). They include the assets, liabilities, results of operations and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or otherwise controlled by the Company. As permitted under such rules, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the three and nine months ended September 30, 2018 and 2017 may not be indicative of the Company’s future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Current Report on Form 8-K filed on May 21, 2018.
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
Under the modified retrospective method of adoption, the Company is required to disclose the impact the adoption of the revenue guidance had on its Condensed Consolidated Statement of Operations. Under the previous guidance, KU’s fee revenue with Purdue University Global is not fixed and determinable until the end of Purdue University Global’s fiscal year (see Note 2). As a result, the Company would report $4.5 million less revenue and operating income. If the company continued to follow its accounting policies under the previous guidance for all other revenue streams, revenue would be $0.1 million higher and expenses would be $1.8 million lower for the quarter ended September 30, 2018. For the nine months ended September 30, 2018, revenue and expenses would be $1.2 million and $2.6 million lower, respectively. This is primarily due to the net impact of the change in the timing of the recognition of revenue and costs to obtain a contract.
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
In February 2016, the FASB issued new guidance that requires, among other things, a lessee to recognize a right-of-use asset representing an entity’s right to use the underlying asset for the lease term and a liability for lease payments on its balance sheet, regardless of classification of a lease as operating or financing. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and liabilities and account for the lease similar to existing guidance for operating leases today. This new guidance supersedes all prior guidance. The guidance is effective for interim and fiscal years beginning after December 15, 2018. Early adoption is permitted. The standard provides two methods of adoption. Using a modified retrospective approach, lessees and lessors are required to recognize and measure leases at either the beginning of the earliest period presented or in the period of adoption. The Company will adopt the new guidance on January 1, 2019 and will recognize and measure leases at that date. The Company is in the process of evaluating the impact of this new guidance on its Condensed Consolidated Financial Statements; however, the recognition of right-of-use assets and lease liabilities is expected to have a material effect on its Condensed Consolidated Balance Sheet.
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
The Company adopted the new standard in the first quarter of 2018. In combination with the presentation change to net periodic pension cost and net periodic postretirement benefit cost, the Company allocated its costs associated with fringe benefits between operating expenses and selling, general and administrative expenses. Previously, costs related to fringe benefits were generally classified as selling, general and administrative expenses. The amounts in the previously issued financial statements have been reclassified to conform to the reclassified presentation. The effect of these changes to the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2017 is as follows:

	As Previously Reported	Adjustment	Upon Adoption
(in thousands)
Three Months Ended September 30, 2017
Operating expenses	$352,635	$22,352	$374,987
Selling, general and administrative expenses	232,782	(4,731)	228,051
Income from Operations	44,571	(17,621)	26,950
Non-operating pension and postretirement benefit income, net	—	17,621	17,621
Income Before Income Taxes	38,244	—	38,244
Nine Months Ended September 30, 2017
Operating expenses	$1,011,553	$70,868	$1,082,421
Selling, general and administrative expenses	678,139	(15,826)	662,313
Income from Operations	141,986	(55,042)	86,944
Non-operating pension and postretirement benefit income, net	—	55,042	55,042
Income Before Income Taxes	127,929	—	127,929
2. ACQUISITIONS AND DISPOSITIONS OF BUSINESSES
Acquisitions.  In the first nine months of 2018, the Company acquired eight businesses, five in its education division, one in its healthcare division, and two in other businesses for $120.9 million in cash and contingent consideration.
In September 2018, Graham Healthcare Group (GHG) acquired the assets of a small business and Kaplan acquired the test preparation and study guide assets of Barron’s Educational Series, a New York-based education publishing company. The acquisitions are expected to complement the healthcare and test preparation services currently offered by GHG and Kaplan, respectively. GHG is included in the healthcare division. The Barron’s Educational Series acquisition is included in the test preparation division.
In August 2018, SocialCode acquired 100% of the membership interests of Marketplace Strategy (MPS), a Cleveland-based digital marketing agency that provides strategy consulting, optimization services, advertising management and creative solutions on online marketplaces including Amazon. SocialCode’s primary reason for the acquisition is to expand its platform offerings. The acquisition is included in other businesses.
On July 31, 2018, Dekko acquired 100% of the issued and outstanding shares of Furnlite, Inc., a Fallston, NC-based manufacturer of power and data solutions for the hospitality and residential furniture industry. Dekko’s primary reasons for the acquisition are to complement existing product offerings and to provide potential synergies across the businesses. The acquisition is included in other businesses.
On July 12, 2018, Kaplan acquired 100% of the issued and outstanding shares of the College for Financial Planning (CFFP), a provider of financial education and training to individuals pursuing the Certified Financial Planner certification, a Master of Science in Personal Financial Planning, or a Master of Science in Finance. The acquisition is expected to expand Kaplan’s financial education product offerings and is included in the Professional (U.S.) division.

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
At the end of June 2017, GHG acquired a 100% interest in Hometown Home Health and Hospice, a Lapeer, MI-based healthcare services provider by purchasing all of its issued and outstanding shares. This acquisition expands GHG’s service area in Michigan. GHG is included in healthcare.
Acquisition-related costs for acquisitions that closed during 2018 were $1.2 million and were expensed as incurred. Acquisition-related costs for acquisitions that closed during the first nine months of 2017 were $4.1 million and were expensed as incurred. The aggregate purchase price of the 2018 and 2017 acquisitions was allocated as follows (2018 on a preliminary basis):

	Purchase Price Allocation
	Nine Months Ended	Twelve Months Ended
(in thousands)	September 30, 2018	December 31, 2017
Accounts receivable	$2,334	$12,502
Inventory	1,268	25,253
Property, plant and equipment	1,518	29,921
Goodwill	41,397	143,149
Indefinite-lived intangible assets	14,200	33,800
Amortized intangible assets	64,327	170,658
Other assets	4,912	1,880
Pension and other postretirement benefits liabilities	—	(59,116)
Other liabilities	(7,575)	(12,177)
Deferred income taxes	(4,460)	(37,289)
Redeemable noncontrolling interest	—	(3,666)
Aggregate purchase price, net of cash acquired	$117,921	$304,915
The 2018 fair values recorded were based upon preliminary valuations and the estimates and assumptions used in such valuations are subject to change within the measurement period (up to one year from the acquisition date). The recording of deferred tax assets or liabilities, working capital and the final amount of residual goodwill and other intangibles are not yet finalized. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill recorded due to these acquisitions is attributable to the assembled workforces of the acquired companies and expected synergies. The Company expects to deduct $32.4 million of goodwill for income tax purposes for the acquisitions completed during the first nine months of 2018. The Company expects to deduct $11.0 million of goodwill for income tax purposes for the acquisitions completed in 2017.
The acquired companies were consolidated into the Company’s financial statements starting on their respective acquisition dates. The Company’s Condensed Consolidated Statements of Operations include aggregate revenues for the companies acquired in 2018 of $10.2 million for the third quarter of 2018 and had no impact on operating income. The Company’s Condensed Consolidated Statements of Operations include aggregate revenues and operating losses of $12.6 million and $0.8 million, respectively, for the first nine months of 2018. The following unaudited pro forma financial information presents the Company’s results as if the 2018 acquisitions had occurred at the beginning of 2017. The unaudited pro forma information also includes the 2017 acquisitions as if they occurred at the beginning of 2016:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2018	2017	2018	2017
Operating revenues	$680,279	$674,991	$2,046,792	$2,033,078
Net income	126,104	25,896	219,092	98,564
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
The new university will operate largely online as a new Indiana public university affiliated with Purdue under the name Purdue University Global. As part of the transfer to Purdue University Global, KU transferred students, academic personnel, faculty and operations, property leases for KU’s campuses and learning centers, Kaplan-owned academic curricula and content related to KU courses. The operations support activities that Kaplan will provide to Purdue University Global will include technology support, help-desk functions, human resources support for transferred faculty and employees, admissions support, financial aid administration, marketing and advertising, back-office business functions, certain test preparation and domestic and international student recruiting services.
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
As a result of the KU Transaction, the Company recorded a pre-tax gain of $4.3 million in the first quarter of 2018. For financial reporting purposes, Kaplan may receive payment of additional consideration for the sale of the institutional assets as part of the fee to the extent there are sufficient revenues available after paying all amounts required by the TOSA. The Company recorded a $0.5 million and $1.9 million contingent consideration gain related to the disposition in the three and nine months ended September 30, 2018, respectively.
The revenue and operating income related to the KU business disposed of are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2018	2017	2018	2017
Revenue	$—	$105,036	$91,526	$327,529
Operating income	—	1,785	213	18,582
Sale of Businesses. In September 2018, Kaplan Australia completed the sale of a small business which was included in Kaplan International. In February 2018, Kaplan completed the sale of a small business which was included in Test Preparation. In February 2017, GHG completed the sale of Celtic Healthcare of Maryland. In the fourth quarter of 2017, Kaplan Australia completed the sale of a small business, which was included in Kaplan International. As a result of these sales, the Company reported gains (losses) in other non-operating income (see Note 13).

Other Transactions. In June 2018, the Company incurred $6.2 million of interest expense related to the mandatorily redeemable noncontrolling interest redemption settlement at GHG. The mandatorily redeemable noncontrolling interest was redeemed and paid in July 2018.
3. INVESTMENTS
As of September 30, 2018 and December 31, 2017, the Company had money market investments of $86.0 million and $217.6 million, respectively, that are classified as cash, cash equivalents and restricted cash in the Company’s Condensed Consolidated Balance Sheets.
Investments in marketable equity securities comprised the following:

	As of
	September 30, 2018	December 31, 2017
(in thousands)
Total cost	$239,904	$269,343
Gross unrealized gains	257,975	266,972
Total Fair Value	$497,879	$536,315
There were no purchases of marketable equity securities during the first nine months of 2018 and 2017.
During the first nine months of 2018, the gross cumulative realized gains from the sales of marketable equity securities were $37.3 million. The total proceeds from such sales were $66.7 million. There were no sales of marketable equity securities for the first nine months of 2017.
The gain on marketable equity securities comprised the following:

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2018	September 30, 2018
Gain on marketable equity securities, net	$44,962	$28,306
Plus: Net losses in earnings from marketable equity securities sold	—	4,271
Net unrealized gains in earnings from marketable equity securities still held at the end of the period	$44,962	$32,577
As of September 30, 2018, the Company held an approximate 11% interest in Intersection Holdings, LLC, and in several other affiliates; GHG held a 40% interest in Residential Home Health Illinois, a 42.5% interest in Residential Hospice Illinois, a 40% interest in the joint venture formed between GHG and a Michigan hospital, and a 40% interest in the joint venture formed between GHG and Allegheny Health Network (AHN). For the three and nine months ended September 30, 2018, the Company recorded $2.5 million and $9.5 million, respectively, in revenue for services provided to the affiliates of GHG. For the three and nine months ended September 30, 2017, the Company recorded $4.5 million and $14.1 million, respectively, in revenue for services provided to the affiliates of GHG. In the third quarter of 2018, the Company recorded $7.9 million in gains in equity in earnings of affiliates related to two of its investments.
Additionally, Kaplan International Holdings Limited (KIHL) held a 45% interest in a joint venture formed with York University. KIHL agreed to loan the joint venture £25 million, of which £16 million was advanced as of December 31, 2017. In the second quarter of 2018, KIHL advanced a final amount of £6 million in additional funding to the joint venture under this agreement, bringing the total amount advanced to £22 million. The loan will be repayable over 25 years at an interest rate of 7% and the loan is guaranteed by the University of York.
The Company held investments without readily determinable fair values in a number of equity securities that are accounted for as cost method investments, which are recorded at cost, less impairment, and adjusted for observable price changes for identical or similar investments of the same issuer. The carrying value of these investments was $27.4 million and $19.9 million as of September 30, 2018 and December 31, 2017, respectively. During the three and nine months ended September 30, 2018, the Company recorded gains of $8.5 million to those equity securities based on observable transactions and an impairment loss of $2.5 million.
4. ACCOUNTS RECEIVABLE
Accounts receivable consist of the following:

	As of
	September 30, 2018	December 31, 2017
(in thousands)
Receivables from contracts with customers, less doubtful accounts of $14,453 and $22,975	$544,487	$600,215
Other receivables	45,158	20,104
	$589,645	$620,319

Bad debt expense was $1.8 million and $6.5 million for the three months ended September 30, 2018 and 2017, respectively; and $7.9 million and $18.7 million for the nine months ended September 30, 2018 and 2017, respectively.

5.	INVENTORIES AND CONTRACTS IN PROGRESS
Inventories and contracts in progress consist of the following:

	As of
	September 30, 2018	December 31, 2017
(in thousands)
Raw materials	$37,300	$30,429
Work-in-process	10,926	10,258
Finished goods	18,506	18,851
Contracts in progress	6,964	1,074
	$73,696	$60,612
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
In the third quarter of 2018, the Healthcare business recorded an intangible asset impairment charge of $7.9 million following the decision to discontinue the use of the Celtic tradename. The fair value of the intangible asset was estimated using an income approach.
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
Amortization of intangible assets for the three months ended September 30, 2018 and 2017 was $12.3 million and $10.9 million, respectively. Amortization of intangible assets for the nine months ended September 30, 2018 and 2017 was $34.1 million and $28.3 million, respectively. Amortization of intangible assets is estimated to be approximately $12 million for the remainder of 2018, $48 million in 2019, $45 million in 2020, $39 million in 2021, $33 million in 2022 and $83 million thereafter.
The changes in the carrying amount of goodwill, by segment, were as follows:

(in thousands)	Education	Television Broadcasting	Healthcare	Other Businesses	Total
Balance as of December 31, 2017
Goodwill	$1,171,812	$190,815	$69,409	$233,825	$1,665,861
Accumulated impairment losses	(350,850)	—	—	(15,301)	(366,151)
	820,962	190,815	69,409	218,524	1,299,710
Acquisitions	19,981	—	217	21,199	41,397
Dispositions	(11,191)	—	—	—	(11,191)
Foreign currency exchange rate changes	(19,841)	—	—	—	(19,841)
Balance as of September 30, 2018
Goodwill	1,141,062	190,815	69,626	255,024	1,656,527
Accumulated impairment losses	(331,151)	—	—	(15,301)	(346,452)
	$809,911	$190,815	$69,626	$239,723	$1,310,075

The changes in carrying amount of goodwill at the Company’s education division were as follows:

(in thousands)	Kaplan International	Higher Education	Test Preparation	Professional (U.S.)	Total
Balance as of December 31, 2017
Goodwill	$615,861	$205,494	$166,098	$184,359	$1,171,812
Accumulated impairment losses	—	(131,023)	(102,259)	(117,568)	(350,850)
	615,861	74,471	63,839	66,791	820,962
Acquisitions	26	—	626	19,329	19,981
Dispositions	—	(11,191)	—	—	(11,191)
Foreign currency exchange rate changes	(19,775)	(40)	—	(26)	(19,841)
Balance as of September 30, 2018
Goodwill	596,112	174,564	166,724	203,662	1,141,062
Accumulated impairment losses	—	(111,324)	(102,259)	(117,568)	(331,151)
	$596,112	$63,240	$64,465	$86,094	$809,911
Other intangible assets consist of the following:

		As of September 30, 2018			As of December 31, 2017
(in thousands)	Useful Life Range	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Student and customer relationships	2–10 years (1)	$281,639	$106,235	$175,404	$260,464	$83,690	$176,774
Trade names and trademarks	2–10 years	71,870	37,858	34,012	50,286	25,596	24,690
Network affiliation agreements	10 years	17,400	2,972	14,428	17,400	1,668	15,732
Databases and technology	3–6 years	28,788	8,537	20,251	19,563	5,008	14,555
Noncompete agreements	2–5 years	1,093	778	315	930	467	463
Other	1–8 years	24,530	8,885	15,645	13,430	7,668	5,762
		$425,320	$165,265	$260,055	$362,073	$124,097	$237,976
Indefinite-Lived Intangible Assets
Trade names and trademarks		$95,802			$82,745
FCC licenses		18,800			18,800
Licensure and accreditation		150			650
		$114,752			$102,195
____________

(1)	As of December 31, 2017, the student and customer relationships’ minimum useful life was 1 year.
7. DEBT
The Company’s borrowings consist of the following:

	As of
	September 30, 2018	December 31, 2017
(in thousands)
5.75% unsecured notes due June 1, 2026 (1)	$394,504	$—
7.25% unsecured notes due February 1, 2019	—	399,507
UK Credit facility (2)	85,024	93,671
Other indebtedness	100	109
Total Debt	$479,628	$493,287
Less: current portion	(6,568)	(6,726)
Total Long-Term Debt	$473,060	$486,561
____________

(1)	The carrying value is net of $5.5 million of unamortized debt issuance costs as of September 30, 2018.

(2)	The carrying value is net of $0.3 million and $0.4 million of unamortized debt issuance costs as of September 30, 2018 and December 31, 2017, respectively.

The Company’s other indebtedness at September 30, 2018 and December 31, 2017 is at an interest rate of 2% and matures in 2026.
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
In combination with the issuance of the Notes, the Company and certain of the Company’s domestic subsidiaries named therein as guarantors entered into an amended and restated credit agreement providing for a U.S. $300 million five-year revolving credit facility (the Revolving Credit Facility) with each of the lenders party thereto, certain of the Company’s foreign subsidiaries from time to time party thereto as foreign borrowers, Wells Fargo Bank, N.A., as Administrative Agent (Wells Fargo), JPMorgan Chase Bank, N.A., as Syndication Agent, and HSBC Bank USA, N.A. and Bank of America, N.A. as Documentation Agents (the Amended and Restated Credit Agreement), which amends and restates the Company’s existing Five Year Credit Agreement, dated as of June 29, 2015, among the Company, certain of its domestic subsidiaries as guarantors, the several lenders from time to time party thereto, Wells Fargo Bank, N.A., as Administrative Agent and JPMorgan Chase Bank, N.A., as Syndication Agent (the Existing Credit Agreement). The Amended and Restated Credit Agreement amends the Existing Credit Agreement to (i) extend the maturity of the Revolving Credit Facility to May 30, 2023, unless the Company and the lenders agree to further extend the term, (ii) increase the aggregate principal amount of the Revolving Credit Facility to U.S. $300 million, consisting of a U.S. Dollar tranche of U.S. $200 million for borrowings in U.S. Dollars and a multicurrency tranche equivalent to U.S. $100 million for borrowings in U.S. Dollars and certain foreign currencies, (iii) provide for borrowings under the Revolving Credit Facility in U.S. Dollars and certain other foreign currencies specified in the Amended and Restated Credit Agreement, (iv) permit certain foreign subsidiaries of the Company to be added to the Amended and Restated Credit Agreement as foreign borrowers thereunder and (v) effect certain other modifications to the Existing Credit Agreement.
Under the Amended and Restated Credit Agreement, the Company is required to pay a commitment fee on a quarterly basis, based on the Company’s leverage ratio, of between 0.15% and 0.25% of the amount of the average daily unused portion of the Revolving Credit Facility. Any borrowings under the Amended and Restated Credit Agreement are made on an unsecured basis and bear interest at the Company’s option, either at (a) a fluctuating interest rate equal to the highest of Wells Fargo’s prime rate, 0.5 percent above the Federal funds rate or the one-month Eurodollar rate plus 1%, or (b) the Eurodollar rate for the applicable currency and interest period as defined in the Amended and Restated Credit Agreement, which is generally a periodic rate equal to LIBOR, CDOR, BBSY or SOR, as applicable, in the case of each of clauses (a) and (b) plus an applicable margin that depends on the Company’s consolidated debt to consolidated adjusted EBITDA (as determined pursuant to the Amended and Restated Credit Agreement, Total Net Leverage Ratio). The Company and its foreign subsidiaries may draw on the Revolving Credit Facility for general corporate purposes. Any outstanding borrowings must be repaid on or prior to the final termination date. The Amended and Restated Credit Agreement contains terms and conditions, including remedies in the event of a default by the Company, typical of facilities of this type and requires the Company to maintain a Total Net Leverage Ratio of not greater than 3.5 to 1.0 and a consolidated interest coverage ratio of at least 3.5 to 1.0 based upon the ratio of consolidated adjusted EBITDA to consolidated interest expense as determined pursuant to the Amended and Restated Credit Agreement. The Company is in compliance with all financial covenants as of September 30, 2018.
During the three months ended September 30, 2018 and 2017, the Company had average borrowings outstanding of approximately $480.6 million and $492.4 million, respectively, at average annual interest rates of approximately 5.1% and 6.3%, respectively. During the three months ended September 30, 2018 and 2017, the Company incurred net interest expense of $5.5 million and $7.8 million, respectively.
During the nine months ended September 30, 2018 and 2017, the Company had average borrowings outstanding of approximately $529.2 million and $493.5 million, respectively, at average annual interest rates of approximately 5.7% and 6.3%, respectively. During the nine months ended September 30, 2018 and 2017, the Company incurred net interest expense of $27.5 million and $22.4 million, respectively.
In June 2018, the Company incurred $6.2 million of interest expense related to the mandatorily redeemable noncontrolling interest redemption settlement at GHG (see Note 2). The fair value of the mandatorily redeemable noncontrolling interest is based on the redemption value resulting from a negotiated settlement.
At September 30, 2018, the fair value of the Company’s 5.75% unsecured notes, based on quoted market prices (Level 2 fair value assessment), totaled $409.4 million, compared with the carrying amount of $394.5 million. At December 31, 2017, the fair value of the Company’s 7.25% unsecured notes, based on quoted market prices (Level 2 fair value assessment), totaled $414.7 million, compared with the carrying amount of $399.5 million. The carrying value of the Company’s other unsecured debt at September 30, 2018 and December 31, 2017 approximates fair value.

8. FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	As of September 30, 2018
(in thousands)	Level 1	Level 2	Total
Assets
Money market investments (1)	$—	$85,999	$85,999
Marketable equity securities (2)	497,879	—	497,879
Other current investments (3)	13,069	6,979	20,048
Interest rate swap (4)	—	418	418
Total Financial Assets	$510,948	$93,396	$604,344
Liabilities
Deferred compensation plan liabilities (5)	$—	$38,154	$38,154

	As of December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market investments (1)	$—	$217,628	$—	$217,628
Marketable equity securities (2)	536,315	—	—	536,315
Other current investments (3)	9,831	11,007	—	20,838
Total Financial Assets	$546,146	$228,635	$—	$774,781
Liabilities
Deferred compensation plan liabilities (5)	$—	$43,414	$—	$43,414
Interest rate swap (6)	—	244	—	244
Mandatorily redeemable noncontrolling interest (7)	—	—	10,331	10,331
Total Financial Liabilities	$—	$43,658	$10,331	$53,989
____________

(1)	The Company’s money market investments are included in Cash and Cash Equivalents and Restricted Cash and the value considers the liquidity of the counterparty.

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
During the three and nine months ended September 30, 2018, the Company recorded gains of $8.5 million to equity securities that are accounted for as cost method investments based on observable transactions.
In the third quarter of 2018, the Company recorded long-lived asset impairment charges of $8.1 million. In the second quarter of 2017, the Company recorded a goodwill and other long-lived asset impairment charge of $9.2 million. The remeasurement of the goodwill and other long-lived assets is classified as a Level 3 fair value assessment due to the significance of unobservable inputs developed in the determination of the fair value. The Company used a discounted cash flow model to determine the estimated fair value of the reporting unit and other long-lived assets, and made estimates and assumptions regarding future cash flows, discount rates and long-term growth rates.
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
Changes as a result of the Tax Act include, but are not limited to, a reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018 and the imposition of new U.S. taxes on certain non-U.S. earnings. The Company estimates that unremitted non-U.S. subsidiary earnings, when distributed, will not be subject to tax except to the extent non-U.S. withholding taxes are imposed.
Further, the Tax Act provides a 100% dividends received deduction for distributions from non-U.S. subsidiaries after December 31, 2017, subject to certain holding period requirements. The Tax Act establishes a new regime, the Global Intangible Low Taxed Income (GILTI) tax, that may currently subject to U.S. tax the operations of non-U.S. subsidiaries. The GILTI tax is imposed annually based on all current year non-U.S. operations starting January 1, 2018. The Company has elected to record the GILTI tax regime as a periodic tax expense. The Company estimated the 2018 annual GILTI tax expense and considered this when estimating the annual effective tax rate.
In the third quarter of 2018, the Company’s education division released valuation allowances recorded against state deferred tax assets, net of U.S. Federal tax, of approximately $17.8 million because the education division recently generated positive operating results that support the realization of these deferred tax assets.
10. REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue Recognition. The following table presents the Company’s revenue disaggregated by revenue source for the three and nine months ended September 30, 2018 and September 30, 2017:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2018	2017	2018	2017
Education Revenue
Kaplan international	$167,668	$171,259	$535,553	$507,568
Higher education	89,269	105,210	275,080	328,161
Test preparation	67,749	72,680	195,504	212,978
Professional (U.S.)	34,302	28,249	98,715	88,812
Kaplan corporate and other	143	49	870	120
Intersegment elimination	(530)	(642)	(1,617)	(1,438)
	358,601	376,805	1,104,105	1,136,201
Television broadcasting	130,014	101,295	352,902	298,893
Manufacturing	126,028	115,594	369,896	298,164
Healthcare	35,486	40,473	111,315	115,592
SocialCode	13,781	14,497	41,850	41,926
Other	10,856	8,561	26,856	25,253
Intersegment elimination	—	—	(45)	—
Total Revenue	$674,766	$657,225	$2,006,879	$1,916,029
The Company generated 78% and 76% of its revenue from U.S. domestic sales for the three and nine months ended September 30, 2018, respectively. The remaining 22% and 24% of revenue for the three and nine months ended September 30, 2018, respectively, was from non-U.S. sales.
In the three and nine months ended September 30, 2018, the Company recognized 80% of its revenue over time as control of the services and goods transferred to the customer. The remaining 20% of revenues were recognized at a point in time, when the customer obtained control of the promised goods. The determination of the method by which the Company measures its progress towards the satisfaction of its performance obligations requires judgment and is described below for each revenue stream.
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
Revenue allocated to remaining performance obligations represents deferred revenue amounts that will be recognized as revenue in future periods. As of September 30, 2018, KTP’s deferred revenue balance related to certain medical and nursing qualifications with an original contract length greater than twelve months was $6.2 million. KTP expects to recognize 82% of this revenue over the next twelve months and the remainder thereafter.
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
Television Advertising Revenue. GMG accounts for the series of advertisements included in television advertising contracts as one performance obligation and recognizes advertising revenue over time. The Company elected the right to invoice practical expedient, an output method, as GMG has the right to consideration that equals the value provided to the customer for advertisements delivered to date. As a result of the election to use the right to invoice practical expedient, GMG does not determine the transaction price or allocate any variable consideration at contract inception. Rather, GMG recognizes revenue commensurate with the amount to which GMG has the right to invoice the customer. Payment is typically received in arrears within sixty days of revenue recognition.
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

The Company recognizes revenue when or as control transfers to the customer. Some manufacturing revenue is recognized ratably over the manufacturing period, if the product created for the customer does not have an alternative use to the Company and the Company has an enforceable right to payment for performance completed to date. The determination of the method by which the Company measures its progress towards the satisfaction of its performance obligations requires judgment. The Company measures its progress for these products using the units delivered method, an output measure. These arrangements represented 25% and 27% of the manufacturing revenue recognized in the three and nine months ended September 30, 2018, respectively.
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
Deferred Revenue. The Company records deferred revenue when cash payments are received or due in advance of the Company’s performance, including amounts which are refundable. The following table presents the change in the Company’s deferred revenue balance during the nine months ended September 30, 2018:

	As of
	September 30, 2018	January 1, 2018%
(in thousands)			Change
Deferred revenue	$337,964	$342,640	(1)
The majority of the change in the deferred revenue balance is related to the KU Transaction and cyclical nature of services at the Kaplan international division. During the nine months ended September 30, 2018, the Company recognized $239.6 million related to the Company’s deferred revenue balance as of January 1, 2018.
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

The following table presents changes in the Company’s costs to obtain a contract asset during the nine months ended September 30, 2018:

(in thousands)	Balance at Beginning of Period	Costs associated with new contracts	Less: Costs amortized during the period	Other	Balance at End of Period
2018	$16,043	$32,827	$(33,642)	$(540)	$14,688
The majority of other activity is related to currency translation adjustments during the nine months ended September 30, 2018. Amortization expense for costs to obtain a contract was $10.9 million for the three months ended September 30, 2018.
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
The following reflects the Company’s net income and share data used in the basic and diluted earnings per share computations using the two-class method:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands, except per share amounts)	2018	2017	2018	2017
Numerator:
Numerator for basic earnings per share:
Net income attributable to Graham Holdings Company common stockholders	$125,064	$24,784	$214,521	$87,866
Less: Dividends paid-common stock outstanding and unvested restricted shares	(7,048)	(7,047)	(28,635)	(28,329)
Undistributed earnings	118,016	17,737	185,886	59,537
Percent allocated to common stockholders	99.34%	99.07%	99.34%	99.07%
	117,235	17,572	184,657	58,981
Add: Dividends paid-common stock outstanding	7,001	6,981	28,447	28,066
Numerator for basic earnings per share	$124,236	$24,553	$213,104	$87,047
Add: Additional undistributed earnings due to dilutive stock options	5	1	8	4
Numerator for diluted earnings per share	$124,241	$24,554	$213,112	$87,051
Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	5,302	5,518	5,354	5,530
Add: Effect of dilutive stock options	35	36	36	37
Denominator for diluted earnings per share	5,337	5,554	5,390	5,567
Graham Holdings Company Common Stockholders:
Basic earnings per share	$23.43	$4.45	$39.81	$15.74
Diluted earnings per share	$23.28	$4.42	$39.54	$15.64
Diluted earnings per share excludes the following weighted average potential common shares, as the effect would be antidilutive, as computed under the treasury stock method:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2018	2017	2018	2017
Weighted average restricted stock	21	30	23	29
The diluted earnings per share amounts for the three and nine months ended September 30, 2018 and September 30, 2017 exclude the effects of 104,000 stock options outstanding, as their inclusion would have been antidilutive due to a market condition. The diluted earnings per share amounts for the three and nine months ended September 30, 2018 and September 30, 2017 exclude the effects of 5,250 restricted stock awards, as their inclusion would have been antidilutive due to a performance condition.

In the three and nine months ended September 30, 2018, the Company declared regular dividends totaling $1.33 and $5.32 per common share, respectively. In the three and nine months ended September 30, 2017, the Company declared regular dividends totaling $1.27 and $5.08 per common share, respectively.
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
Defined Benefit Plans. The total benefit arising from the Company’s defined benefit pension plans consists of the following components:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2018	2017	2018	2017
Service cost	$4,473	$4,591	$13,730	$14,096
Interest cost	11,844	11,980	34,943	35,945
Expected return on assets	(31,969)	(30,338)	(97,251)	(91,078)
Amortization of prior service cost	36	42	114	128
Recognized actuarial gain	(2,974)	(1,039)	(6,994)	(3,372)
Net Periodic Benefit	(18,590)	(14,764)	(55,458)	(44,281)
Curtailment gain	—	—	(806)	—
Special separation benefit expense	—	932	—	932
Total Benefit	$(18,590)	$(13,832)	$(56,264)	$(43,349)
In the third quarter of 2017, the Company recorded $0.9 million related to a Separation Incentive Program for certain Forney employees, which was funded from the assets of the Company’s pension plan.
The total cost arising from the Company’s Supplemental Executive Retirement Plan (SERP) consists of the following components:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2018	2017	2018	2017
Service cost	$205	$214	$614	$643
Interest cost	967	1,059	2,899	3,175
Amortization of prior service cost	77	114	233	342
Recognized actuarial loss	600	444	1,802	1,331
Net Periodic Cost	$1,849	$1,831	$5,548	$5,491
Defined Benefit Plan Assets. The Company’s defined benefit pension obligations are funded by a portfolio made up of a U.S. stock index fund, a relatively small number of stocks and high-quality fixed-income securities that are held by a third-party trustee. The assets of the Company’s pension plan were allocated as follows:

	As of
	September 30, 2018	December 31, 2017

U.S. equities	52%	53%
U.S. stock index fund	31%	30%
U.S. fixed income	11%	11%
International equities	6%	6%
	100%	100%
The Company manages approximately 45% of the pension assets internally, of which the majority is invested in a U.S. stock index fund with the remaining investments in Berkshire Hathaway stock and short-term fixed income securities. The remaining 55% of plan assets are managed by two investment companies. The goal for the investments is to produce moderate long-term growth in the value of these assets, while protecting them against large decreases in value. Both investment managers may invest in a combination of equity and fixed-income securities and cash. The managers are not permitted to invest in securities of the Company or in alternative investments. The investment managers cannot invest more than 20% of the assets at the time of purchase in the stock of Berkshire Hathaway or more than 10% of the assets in the securities of any other single issuer, except for obligations of the U.S. Government, without receiving prior approval from the Plan administrator. As of September 30, 2018, the investment managers can invest no more than 23% of the assets they manage in specified international exchanges, at the time the investment is made, and no less than 10% of the assets could be invested in fixed-income securities.
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
The Company evaluated its defined benefit pension plan asset portfolio for the existence of significant concentrations (defined as greater than 10% of plan assets) of credit risk as of September 30, 2018. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country and individual fund. At September 30, 2018 and December 31, 2017, the pension plan held investments in one common stock and one U.S. stock index fund that exceeded 10% of total plan assets. These investments were valued at $1,154.4 million and $1,079.3 million at September 30, 2018 and December 31, 2017, respectively, or approximately 46% of total plan assets.
Other Postretirement Plans. The total cost arising from the Company’s other postretirement plans consists of the following components:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2018	2017	2018	2017
Service cost	$267	$257	$803	$771
Interest cost	170	195	509	584
Amortization of prior service credit	(44)	(38)	(132)	(112)
Recognized actuarial gain	(921)	(972)	(2,764)	(2,917)
Net Periodic Benefit	$(528)	$(558)	$(1,584)	$(1,674)
13. OTHER NON-OPERATING INCOME
A summary of non-operating income is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2018	2017	2018	2017
Gain on cost method investments	$8,487	$—	$8,487	$—
Impairment of cost method investments	(2,500)	(200)	(2,500)	(200)
Gain (loss) on sales of businesses	916	—	8,157	(342)
Gain on sale of a cost method investment	—	—	2,845	—
Gain on sale of land	—	—	2,542	—
Foreign currency (loss) gain, net	(116)	1,414	(2,205)	6,608
Other, net	(3,645)	749	(2,664)	815
Total Other Non-Operating Income	$3,142	$1,963	$14,662	$6,881
In the third quarter of 2018, the Company recorded an $8.5 million gain resulting from observable price changes in the fair value of equity securities accounted for under the cost method.
In the first nine months of 2018, the Company recorded an $8.2 million gain on the sale of three businesses in the education division, including a gain of $4.3 million on the Kaplan University transaction and $1.9 million in contingent consideration gains related to the sale of a business (see Note 2).

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The other comprehensive (loss) income consists of the following components:

	Three Months Ended September 30
	2018			2017
	Before-Tax	Income	After-Tax	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(2,844)	$—	$(2,844)	$11,470	$—	$11,470
Unrealized gains on available-for-sale securities:
Unrealized gains for the period, net	—	—	—	47,836	(19,134)	28,702
Pension and other postretirement plans:
Amortization of net prior service cost included in net income	69	(18)	51	118	(47)	71
Amortization of net actuarial gain included in net income	(3,295)	891	(2,404)	(1,567)	627	(940)
	(3,226)	873	(2,353)	(1,449)	580	(869)
Cash flow hedge:
Loss for the period	(6)	1	(5)	(72)	14	(58)
Other Comprehensive (Loss) Income	$(6,076)	$874	$(5,202)	$57,785	$(18,540)	$39,245

	Nine Months Ended September 30
	2018			2017
	Before-Tax	Income	After-Tax	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(22,447)	$—	$(22,447)	$34,776	$—	$34,776
Unrealized gains on available-for-sale securities:
Unrealized gains for the period, net	—	—	—	71,370	(28,548)	42,822
Pension and other postretirement plans:
Amortization of net prior service cost included in net income	215	(58)	157	358	(143)	215
Amortization of net actuarial gain included in net income	(7,956)	2,148	(5,808)	(4,958)	1,983	(2,975)
	(7,741)	2,090	(5,651)	(4,600)	1,840	(2,760)
Cash flow hedge:
Gain (loss) for the period	601	(114)	487	(215)	43	(172)
Other Comprehensive (Loss) Income	$(29,587)	$1,976	$(27,611)	$101,331	$(26,665)	$74,666
The accumulated balances related to each component of other comprehensive income (loss) are as follows:

(in thousands, net of taxes)	Cumulative Foreign Currency Translation Adjustment	Unrealized Gain on Available-for- Sale Securities	Unrealized Gain on Pensions and Other Postretirement Plans	Cash Flow Hedge	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2017	$6,314	$194,889	$334,536	$(184)	$535,555
Reclassification of unrealized gains on available-for-sale-securities to retained earnings as a result of adoption of new guidance	—	(194,889)	—	—	(194,889)
Other comprehensive (loss) income before reclassifications	(22,447)	—	—	569	(21,878)
Net amount reclassified from accumulated other comprehensive income (loss)	—	—	(5,651)	(82)	(5,733)
Other comprehensive (loss) income, net of tax	(22,447)	—	(5,651)	487	(27,611)
Balance as of September 30, 2018	$(16,133)	$—	$328,885	$303	$313,055

The amounts and line items of reclassifications out of Accumulated Other Comprehensive Income (Loss) are as follows:

	Three Months Ended September 30		Nine Months Ended September 30		Affected Line Item in the Condensed Consolidated Statement of Operations

(in thousands)	2018	2017	2018	2017
Pension and Other Postretirement Plans:
Amortization of net prior service cost	$69	$118	$215	$358	(1)
Amortization of net actuarial gain	(3,295)	(1,567)	(7,956)	(4,958)	(1)
	(3,226)	(1,449)	(7,741)	(4,600)	Before tax
	873	580	2,090	1,840	Provision for Income Taxes
	(2,353)	(869)	(5,651)	(2,760)	Net of Tax
Cash Flow Hedge
	(59)	51	(101)	123	Interest expense
	11	(11)	19	(25)	Provision for Income Taxes
	(48)	40	(82)	98	Net of Tax
Total reclassification for the period	$(2,401)	$(829)	$(5,733)	$(2,662)	Net of Tax
____________

(1)
These accumulated other comprehensive income components are components of net periodic pension and postretirement plan cost (see Note 12) and are included in non-operating pension and postretirement benefit income in the Company’s Condensed Consolidated Statements of Operations.

15. CONTINGENCIES
Litigation, Legal and Other Matters.  The Company and its subsidiaries are subject to complaints and administrative proceedings and are defendants in various civil lawsuits that have arisen in the ordinary course of their businesses, including contract disputes; actions alleging negligence, libel, defamation, invasion of privacy; trademark, copyright and patent infringement; U.S. False Claims Act (False Claims Act) violations; violations of applicable wage and hour laws; and statutory or common law claims involving current and former students and employees. Although the outcomes of the legal claims and proceedings against the Company cannot be predicted with certainty, based on currently available information, management believes that there are no existing claims or proceedings that are likely to have a material effect on the Company’s business, financial condition, results of operations or cash flows. However, based on currently available information, management believes it is reasonably possible that future losses from existing and threatened legal, regulatory and other proceedings in excess of the amounts recorded could reach approximately $45 million.
Her Majesty’s Revenue and Customs (HMRC), a department of the U.K. government responsible for the collection of taxes, has raised assessments against the Kaplan U.K. Pathways business for Value Added Tax (VAT) relating to 2017 and earlier years, which have been paid by Kaplan. Kaplan is continuing to pay the disputed VAT for subsequent periods. Kaplan has challenged these assessments and the case is currently on appeal to a tax tribunal with a hearing expected in January 2019. The Company believes it has met all requirements under U.K. VAT law and expects to recover the £15.4 million receivable related to the assessments that have been paid. If the Company does not prevail in this case, a pre-tax charge of £15.4 million will be recorded to operating expense in the Company’s condensed consolidated statement of operations.
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
In connection with the sale of the KHE Campuses business in September 2015, Kaplan is secondarily liable on a number of leases that were transferred to the buyer, Education Corporation of America (ECA); the leases run through 2024 with commitments totaling approximately $16.3 million at September 30, 2018. In September 2018, ECA announced plans to close a number of its campuses and teach out certain programs. In October 2018, ECA filed in Federal Court for receivership in pursuit of a plan to reorganize its business and continue operations. If ECA is unsuccessful in its reorganization plan, the Company would become primarily liable under the transferred leases.
Department of Education (ED) Program Reviews.  The ED has undertaken program reviews at various KHE locations. On February 23, 2015, the ED began a review of Kaplan University (KU). The review relates to Kaplan’s administration of its Title IV and Higher Education Act programs and the initial focus was on the 2013 to 2014 and 2014 to 2015 award years. In September 2018, the ED issued a preliminary report with respect to this program review that included a number of findings related to Return to Title IV Funds as discussed in the Company’s 2017 Annual Report on Form 10-K. The preliminary report also included requests for additional information related to student attendance and other areas. While the Company does not expect this open program review to have a material impact on KHE, the Company cannot predict the final outcome of this review, when it will be completed or any liability or other limitations that the ED may place on KHE as a result of this review.
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

The following table summarizes the financial information related to each of the Company’s business segments:

	Three Months Ended		Nine months ended
	September 30		September 30
(in thousands)	2018	2017	2018	2017
Operating Revenues
Education	$358,601	$376,805	$1,104,105	$1,136,201
Television broadcasting	130,014	101,295	352,902	298,893
Healthcare	35,486	40,473	111,315	115,592
Other businesses	150,665	138,652	438,602	365,343
Corporate office	—	—	—	—
Intersegment elimination	—	—	(45)	—
	$674,766	$657,225	$2,006,879	$1,916,029
Income (Loss) from Operations
Education	$22,262	$13,797	$82,516	$56,565
Television broadcasting	55,453	33,462	137,113	99,722
Healthcare	(8,702)	920	(9,329)	378
Other businesses	4,613	(7,021)	(136)	(25,961)
Corporate office	(12,887)	(14,208)	(39,585)	(43,760)
	$60,739	$26,950	$170,579	$86,944
Equity in Earnings (Losses) of Affiliates, Net	9,537	(532)	13,047	1,448
Interest Expense, Net	(5,524)	(7,758)	(27,487)	(22,386)
Debt Extinguishment Costs	—	—	(11,378)	—
Non-Operating Pension and Postretirement Benefit Income, Net	22,214	17,621	66,641	55,042
Loss on Marketable Equity Securities, Net	44,962	—	28,306	—
Other Income, Net	3,142	1,963	14,662	6,881
Income Before Income Taxes	$135,070	$38,244	$254,370	$127,929
Depreciation of Property, Plant and Equipment
Education	$6,685	$8,085	$21,130	$24,994
Television broadcasting	3,198	3,118	9,243	8,703
Healthcare	648	1,166	1,948	3,429
Other businesses	2,865	3,354	8,830	8,539
Corporate office	252	279	758	860
	$13,648	$16,002	$41,909	$46,525
Amortization of Intangible Assets and Impairment of Goodwill and Other Long-Lived Assets
Education	$2,682	$1,355	$5,494	$3,798
Television broadcasting	1,408	1,071	4,224	2,943
Healthcare	9,839	2,420	13,456	5,718
Other businesses	6,449	6,389	18,987	25,367
Corporate office	—	—	—	—
	$20,378	$11,235	$42,161	$37,826
Pension Expense
Education	$2,107	$2,430	$6,649	$7,289
Television broadcasting	544	485	1,638	1,457
Healthcare	143	166	430	498
Other businesses	346	277	1,013	843
Corporate office	1,333	1,233	4,000	4,009
	$4,473	$4,591	$13,730	$14,096

Asset information for the Company’s business segments are as follows:

	As of
(in thousands)	September 30, 2018	December 31, 2017
Identifiable Assets
Education	$1,599,680	$1,592,097
Television broadcasting	455,746	455,884
Healthcare	108,685	129,856
Other businesses	819,419	855,399
Corporate office	143,416	182,905
	$3,126,946	$3,216,141
Marketable Equity Securities	497,879	536,315
Investments in Affiliates	142,756	128,590
Prepaid Pension Cost	1,106,162	1,056,777
Total Assets	$4,873,743	$4,937,823

The Company’s education division comprises the following operating segments:

	Three Months Ended		Nine months ended
	September 30		September 30
(in thousands)	2018	2017	2018	2017
Operating Revenues
Kaplan international	$167,668	$171,259	$535,553	$507,568
Higher education	89,269	105,210	275,080	328,161
Test preparation	67,749	72,680	195,504	212,978
Professional (U.S.)	34,302	28,249	98,715	88,812
Kaplan corporate and other	143	49	870	120
Intersegment elimination	(530)	(642)	(1,617)	(1,438)
	$358,601	$376,805	$1,104,105	$1,136,201
Income (Loss) from Operations
Kaplan international	$8,375	$5,348	$52,966	$29,009
Higher education	6,042	1,493	18,616	17,079
Test preparation	10,572	7,330	17,213	10,207
Professional (U.S.)	6,768	7,316	20,863	22,045
Kaplan corporate and other	(9,452)	(7,631)	(27,110)	(21,739)
Intersegment elimination	(43)	(59)	(32)	(36)
	$22,262	$13,797	$82,516	$56,565
Depreciation of Property, Plant and Equipment
Kaplan international	$3,759	$3,780	$11,497	$11,071
Higher education	915	2,010	4,047	7,142
Test preparation	1,033	1,407	2,984	4,080
Professional (U.S.)	859	758	2,171	2,306
Kaplan corporate and other	119	130	431	395
	$6,685	$8,085	$21,130	$24,994
Amortization of Intangible Assets	$2,682	$1,355	$5,494	$3,798
Pension Expense
Kaplan international	$66	$24	$233	$198
Higher education	1,050	467	3,260	3,951
Test preparation	577	244	2,035	2,066
Professional (U.S.)	291	81	871	685
Kaplan corporate and other	123	1,614	250	389
	$2,107	$2,430	$6,649	$7,289

Asset information for the Company’s education division is as follows:

	As of
(in thousands)	September 30, 2018	December 31, 2017
Identifiable assets
Kaplan international	$1,109,470	$1,115,919
Higher education	144,274	231,986
Test preparation	155,846	130,938
Professional (U.S.)	160,120	91,630
Kaplan corporate and other	29,970	21,624
	$1,599,680	$1,592,097

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.
This analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto.
Results of Operations
The Company reported net income attributable to common shares of $125.1 million ($23.28 per share) for the third quarter of 2018, compared to $24.8 million ($4.42 per share) for the third quarter of 2017.
Items included in the Company’s net income for the third quarter of 2018:

•	a $7.9 million intangible asset impairment charge at the healthcare business (after-tax impact of $5.8 million, or $1.08 per share);

•
a $1.0 million reduction to operating expenses from property, plant and equipment gains in connection with the spectrum repacking mandate of the FCC (after-tax impact of $0.8 million, or $0.14 per share);

•	$45.0 million in net gains on marketable equity securities (after-tax impact of $33.6 million, or $6.26 per share);

•
non-operating gain, net, of $10.1 million from sales, write-ups and impairments of cost method and equity method investments, and related to sales of businesses (after-tax impact of $8.0 million, or $1.48 per share);

•	$0.1 million in non-operating foreign currency losses (after-tax impact of $0.1 million, or $0.02 per share); and

•	a nonrecurring discrete $17.8 million deferred state tax benefit related to the release of valuation allowances ($3.31 per share).
Items included in the Company’s net income for the third quarter of 2017:

•	$1.4 million in non-operating foreign currency gains (after-tax impact of $0.9 million, or $0.16 per share).
Revenue for the third quarter of 2018 was $674.8 million, up 3% from $657.2 million in the third quarter of 2017. Revenues grew at the television broadcasting and manufacturing businesses, offset by lower revenue at the education division. The Company reported operating income of $60.7 million for the third quarter of 2018, compared to $27.0 million for the third quarter of 2017. The operating income increase is driven by higher earnings in television broadcasting, education and SocialCode, offset by the decline in healthcare results, largely due to the intangible asset impairment charge.
For the first nine months of 2018, the Company reported net income attributable to common shares of $214.5 million ($39.54 per share), compared to $87.9 million ($15.64 per share) for the first nine months of 2017.
Items included in the Company’s net income for the first nine months of 2018:

•	a $7.9 million intangible asset impairment charge at the healthcare business (after-tax impact of $5.8 million, or $1.08 per share);

•
a $2.1 million reduction to operating expenses from property, plant and equipment gains in connection with the spectrum repacking mandate of the FCC (after-tax impact of $1.6 million, or $0.29 per share);

•	$6.2 million in interest expense related to the settlement of a mandatorily redeemable noncontrolling interest ($1.14 per share);

•	$11.4 million in debt extinguishment costs (after-tax impact of $8.6 million, or $1.60 per share);

•	$28.3 million in net gains on marketable equity securities (after-tax impact of $20.9 million, or $3.86 per share);

•
non-operating gain, net, of $17.0 million from sales, write-ups and impairments of cost method and equity method investments, and related to sales of land and businesses (after-tax impact of $13.4 million, or $2.46 per share);

•	a $4.3 million gain on the Kaplan University Transaction (after-tax impact of $1.8 million, or $0.33 per share);

•	$2.2 million in non-operating foreign currency losses (after-tax impact of $1.7 million, or $0.31 per share);

•	a nonrecurring discrete $17.8 million deferred state tax benefit related to the release of valuation allowances ($3.31 per share); and

•	$1.8 million in income tax benefits related to stock compensation ($0.33 per share).

Items included in the Company’s net income for the first nine months of 2017:

•	a $9.2 million goodwill and other long-lived asset impairment charge in other businesses (after-tax impact of $5.8 million, or $1.03 per share);

•	$6.6 million in non-operating foreign currency gains (after-tax impact of $4.2 million, or $0.74 per share); and

•	$5.9 million in income tax benefits related to stock compensation ($1.06 per share).
Revenue for the first nine months of 2018 was $2,006.9 million, up 5% from $1,916.0 million in the first nine months of 2017. Revenues increased at the television broadcasting and manufacturing businesses, offset by lower revenue at the education division. The Company reported operating income of $170.6 million for the first nine months of 2018, compared to $86.9 million for first nine months of 2017. Operating results improved at the education, television broadcasting and manufacturing businesses.
On April 27, 2017, certain subsidiaries of Kaplan, Inc. (Kaplan), a subsidiary of Graham Holdings Company entered into a Contribution and Transfer Agreement (Transfer Agreement) to contribute the institutional assets and operations of Kaplan University (KU) to an Indiana non-profit, public-benefit corporation that is a subsidiary affiliated with Purdue University (Purdue). The closing of the transactions contemplated by the Transfer Agreement occurred on March 22, 2018. At the same time, the parties entered into a Transition and Operations Support Agreement (TOSA) pursuant to which Kaplan will provide key non-academic operations support to the new university. The new university operates largely online as an Indiana public university affiliated with Purdue under the name Purdue University Global (Purdue Global).
Division Results
Education
Education division revenue totaled $358.6 million for the third quarter of 2018, down 5% from $376.8 million for the same period of 2017. Kaplan reported operating income of $22.3 million for the third quarter of 2018, up 61% from $13.8 million for the third quarter of 2017.
For the first nine months of 2018, education division revenue totaled $1,104.1 million, down 3% from revenue of $1,136.2 million for the same period of 2017. Kaplan reported operating income of $82.5 million for the first nine months of 2018, a 46% increase from $56.6 million for the first nine months of 2017.
As a result of the KU Transaction that closed on March 22, 2018, the Company has revised the financial reporting for its education division to provide operating results for Higher Education and Professional (U.S.).
A summary of Kaplan’s operating results is as follows:

	Three Months Ended			Nine Months Ended
	September 30			September 30
(in thousands)	2018	2017	% Change	2018	2017	% Change
Revenue
Kaplan international	$167,668	$171,259	(2)	$535,553	$507,568	6
Higher education	89,269	105,210	(15)	275,080	328,161	(16)
Test preparation	67,749	72,680	(7)	195,504	212,978	(8)
Professional (U.S.)	34,302	28,249	21	98,715	88,812	11
Kaplan corporate and other	143	49	—	870	120	—
Intersegment elimination	(530)	(642)	—	(1,617)	(1,438)	—
	$358,601	$376,805	(5)	$1,104,105	$1,136,201	(3)
Operating Income (Loss)
Kaplan international	$8,375	$5,348	57	$52,966	$29,009	83
Higher education	6,042	1,493	—	18,616	17,079	9
Test preparation	10,572	7,330	44	17,213	10,207	69
Professional (U.S.)	6,768	7,316	(7)	20,863	22,045	(5)
Kaplan corporate and other	(6,770)	(6,276)	(8)	(21,616)	(17,941)	(20)
Amortization of intangible assets	(2,682)	(1,355)	(98)	(5,494)	(3,798)	(45)
Intersegment elimination	(43)	(59)	—	(32)	(36)	—
	$22,262	$13,797	61	$82,516	$56,565	46
Kaplan International includes English-language programs, and postsecondary education and professional training businesses largely outside the United States. Kaplan International revenue declined 2% and increased 6% for the third quarter and first nine months of 2018, respectively. On a constant currency basis, revenue was flat for the third quarter and increased 2% for the first nine months of 2018. Operating income increased to $8.4 million in the third quarter of 2018, compared to $5.3 million in the third quarter of 2017 due to improved results at UK Professional and English-language. Operating income increased to $53.0 million for the first nine months of 2018, compared to $29.0 million for the same period of 2017 due largely to improved results at Pathways, UK Professional, English-language and MPW. Restructuring costs at Kaplan International totaled $0.9 million for the first nine months of 2017.
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
In the third quarter and first nine months of 2018, Higher Education revenue was down 15% and 16%, respectively, due largely to the sale of KU on March 22, 2018 and fewer average enrollments at KU prior to the sale. The Company recorded the service fee with Purdue Global beginning in the second quarter of 2018, based on an assessment of its collectability under the TOSA. The service fee recorded in the second quarter has since been collected from Purdue Global for its fiscal year ended June 30, 2018. In the third quarter of 2018, the Company recorded a portion of the service fee with Purdue Global based on an assessment of its collectability under the TOSA. The Company will continue to assess the collectability of the service fee with Purdue Global on a quarterly basis to make a determination as to whether to record all or part of the service fee in the future and whether to make adjustments to service fee amounts recognized in earlier periods.
Kaplan Test Preparation (KTP) includes Kaplan’s standardized test preparation programs. In September 2018, KTP acquired the test preparation and study guide assets of Barron’s Educational Series, a New York-based education publishing company. KTP revenue declined 7% and 8% for the third quarter and first nine months of 2018, respectively due to lower enrollments in certain test preparation programs and the disposition of Dev Bootcamp, which made up the majority of KTP’s new economy skills training programs. KTP operating results improved in the third quarter and first nine months of 2018, due primarily to decreased losses from the new economy skills training programs. Operating losses for the new economy skills training programs were $2.8 million and $11.2 million for the first nine months of 2018 and 2017, respectively, including $1.3 million in restructuring costs in the third quarter of 2017. Dev Bootcamp was closed in the second half of 2017.
Kaplan Professional (U.S.) includes the domestic professional and other continuing education businesses. In the third quarter and first nine months of 2018, Kaplan Professional (U.S.) revenue was up 21% and 11%, respectively, due partly to the May 2018 acquisition of Professional Publications, Inc. (PPI), an independent publisher of professional licensing exam review materials that provides engineering, surveying, architecture, and interior design licensure exam review products, and the July 2018 acquisition of College for Financial Planning (CFFP), a provider of financial education and training to individuals through programs of study for professionals pursuing a career in Financial Planning. Kaplan Professional (U.S) operating results declined 7% and 5% for the third quarter and first nine months of 2018, respectively, due mostly to a delay in the CFA exam release and registration dates and increased spending on sales and technology, offset in part by income from PPI and CFFP.
Kaplan corporate and other represents unallocated expenses of Kaplan, Inc.’s corporate office, other minor businesses and certain shared activities, with increased healthcare expense in 2018.
Television Broadcasting
Revenue at the television broadcasting division increased 28% to $130.0 million in the third quarter of 2018, from $101.3 million in the same period of 2017 due to a $20.7 million increase in political advertising revenue and a $10.2 million increase in retransmission revenues. Operating income for the third quarter of 2018 increased 66% to $55.5 million, from $33.5 million in the same period of 2017 due to higher revenues.
Revenue at the television broadcasting division increased 18% to $352.9 million in the first nine months of 2018, from $298.9 million in the same period of 2017. The revenue increase is due to $27.1 million in higher retransmission revenues, a $26.8 million increase in political advertising revenue and $8.6 million in 2018 incremental winter Olympics-related advertising revenue at the Company’s NBC stations. Operating income for the first nine months of 2018 increased 37% to $137.1 million, from $99.7 million in the same period of 2017 due to higher revenues.
In the third quarter and first nine months of 2018, the television broadcasting division recorded $1.0 million and $2.1 million, respectively, in reductions to operating expenses related to non-cash property, plant and equipment gains due to new equipment received at no cost in connection with the spectrum repacking mandate of the FCC.
In the third quarter of 2017, the Company’s television stations in Texas and Florida ran extensive news programming coverage of hurricanes Harvey and Irma; this adversely impacted revenues by an estimated $2.1 million and resulted in $0.6 million in additional expenses during the third quarter of 2017.
Healthcare
The Graham Healthcare Group (GHG) provides home health and hospice services in three states. At the end of June 2017, GHG acquired Hometown Home Health and Hospice, a Lapeer, MI-based healthcare services provider. Healthcare revenues were down 12% and 4% in the third quarter and first nine months of 2018, respectively. The revenue declines are primarily due to a new management services agreement (MSA) with one of GHG’s joint ventures that was effective in the third quarter of 2018. In the third quarter of 2018, GHG recorded a $7.9 million intangible asset impairment charge related to the Celtic trademark, which is in the process of being phased-out. The decline in GHG operating results in 2018 is due to the intangible asset impairment charge and a decline in results from the MSA with one of GHG’s joint ventures.
Other Businesses
A summary of Other Businesses’ operating results is as follows:

	Three Months Ended			Nine Months Ended
	September 30%			September 30%
(in thousands)	2018	2017	Change	2018	2017	Change
Operating Revenues
Manufacturing	$126,028	$115,594	9	$369,896	$298,164	24
SocialCode	13,781	14,497	(5)	41,850	41,926	0
Other	10,856	8,561	27	26,856	25,253	6
	$150,665	$138,652	9	$438,602	$365,343	20
Operating Expenses
Manufacturing	$120,882	$108,881	11	$347,457	$291,961	19
SocialCode	8,657	20,745	(58)	42,249	50,078	(16)
Other	16,513	16,047	3	49,032	49,265	0
	$146,052	$145,673	0	$438,738	$391,304	12
Operating Income (Loss)
Manufacturing	$5,146	$6,713	(23)	$22,439	$6,203	—
SocialCode	5,124	(6,248)	—	(399)	(8,152)	95
Other	(5,657)	(7,486)	24	(22,176)	(24,012)	8
	$4,613	$(7,021)	—	$(136)	$(25,961)	99
Depreciation
Manufacturing	$2,333	$2,717	(14)	$7,115	$6,629	7
SocialCode	187	256	(27)	620	753	(18)
Other	345	381	(9)	1,095	1,157	(5)
	$2,865	$3,354	(15)	$8,830	$8,539	3
Amortization of Intangible Assets and Impairment of Goodwill and Other Long-Lived Assets
Manufacturing	$6,345	$6,306	1	$18,216	$25,117	(27)
SocialCode	104	83	25	771	250	—
Other	—	—	—	—	—	—
	$6,449	$6,389	1	$18,987	$25,367	(25)
Pension Expense
Manufacturing	$18	$15	20	$54	$62	(13)
SocialCode	181	149	21	542	445	22
Other	147	113	30	417	336	24
	$346	$277	25	$1,013	$843	20
Manufacturing includes four businesses: Dekko, a manufacturer of electrical workspace solutions, architectural lighting and electrical components and assemblies; Joyce/Dayton Corp., a manufacturer of screw jacks and other linear motion systems; Forney, a global supplier of products and systems that control and monitor combustion processes in electric utility and industrial applications; and Hoover Treated Wood Products, Inc., a supplier of pressure impregnated kiln-dried lumber and plywood products for fire retardant and preservative applications that the Company acquired in April 2017. In July 2018, Dekko acquired Furnlite, Inc., a Fallston, NC-based manufacturer of power and data solutions for the hospitality and residential furniture industry.
Manufacturing revenues increased in the first nine months of 2018 due to the Hoover acquisition. Manufacturing operating income decreased in the third quarter of 2018 due largely to a decline at Hoover from the adverse impact of lower wood prices on inventory values. Operating income increased in the first nine months of 2018 due largely to the Hoover acquisition. Also, in the second quarter of 2017, the Company recorded a $9.2 million goodwill and other long-lived asset impairment charge at Forney, due to lower than expected revenues resulting from sluggish overall demand for its energy products.
SocialCode is a provider of marketing solutions on social, mobile and video platforms. In the third quarter of 2018, SocialCode acquired Marketplace Strategy (MPS), a Cleveland-based Amazon sales acceleration agency. SocialCode’s revenue decreased 5% in the third quarter of 2018 and was flat for the first nine months of 2018. SocialCode reported operating income of $5.1 million and an operating loss of $0.4 million in the third quarter and first nine months of 2018, respectively, compared to operating losses of $6.2 million and $8.2 million in the third quarter and first nine months of 2017, respectively. The improved results include a $7.5 million and $7.2 million credit related to SocialCode’s phantom equity plans in the third quarter and first nine months of 2018, respectively; 2017 results included $5.1 million and $1.2 million in expense related to SocialCode’s phantom equity plans in the third quarter and first nine months, respectively. As of September 30, 2018, the accrual balance related to these plans is $7.9 million.
Other businesses include Slate and Foreign Policy, which publish online and print magazines and websites; and two investment stage businesses, Panoply and CyberVista. Losses from each of these businesses in the first nine months of 2018 adversely affected operating results.
Corporate Office
Corporate office includes the expenses of the Company’s corporate office and certain continuing obligations related to prior business dispositions.
Equity in Earnings (Losses) of Affiliates
At September 30, 2018, the Company held interests in a number of home health and hospice joint ventures, and interests in several other affiliates. In the second half of 2017, the Company acquired approximately 11% of Intersection Holdings, LLC, which provides digital marketing and advertising services and products for cities, transit systems, airports, and other public and private spaces. The Company recorded equity in earnings of affiliates of $9.5 million for the third quarter of 2018, compared to equity in losses of affiliates of $0.5 million for the third quarter of 2017. In the third quarter of 2018, the Company recorded $7.9 million in gains in equity in earnings of affiliates related to two of its investments. The Company recorded equity in earnings of affiliates of $13.0 million for the first nine months of 2018, compared to $1.4 million for the first nine months of 2017.
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
The Company incurred net interest expense of $5.5 million and $27.5 million for the third quarter and first nine months of 2018, compared to $7.8 million and $22.4 million for the third quarter and first nine months of 2017. The Company incurred $6.2 million in interest expense related to the mandatorily redeemable noncontrolling interest at GHG settled in the second quarter of 2018.
At September 30, 2018, the Company had $479.6 million in borrowings outstanding at an average interest rate of 5.1% and cash, marketable equity securities and other investments of $794.7 million.
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
The Company recorded net non-operating pension and postretirement benefit income of $22.2 million and $66.6 million for the third quarter and first nine months of 2018, compared to $17.6 million and $55.0 million for the third quarter and first nine months of 2017.
Gain on Marketable Equity Securities, net
In the first quarter of 2018, the Company adopted new guidance that requires changes in the fair value of marketable equity securities to be included in non-operating income (expense) on a prospective basis. Overall, the Company recognized $45.0 million and $28.3 million in net gains on marketable equity securities in the third quarter and first nine months of 2018, respectively.
Other Non-Operating Income (Expense)
The Company recorded total other non-operating income, net, of $3.1 million for the third quarter of 2018, compared to $2.0 million for the third quarter of 2017. The 2018 amounts included $8.5 million in fair value increases on cost method investments and other items, partially offset by a $3.3 million net loss related to sales of businesses and contingent consideration; a $2.5 million impairment of a cost method investment; and $0.1 million in foreign currency losses. The 2017 amounts included $1.4 million in foreign currency gains and other items.
The Company recorded total other non-operating income, net, of $14.7 million for the first nine months of 2018, compared to $6.9 million for the first nine months of 2017. The 2018 amounts included $8.5 million in fair value increases on cost method investments; $4.0 million net gain related to sales of businesses and contingent consideration; a $2.8 million gain on sale of a cost method investment; a $2.5 million gain on sale of land; and other items, partially offset by a $2.5 million impairment of a cost method investment and $2.2 million in foreign currency losses. The 2017 amounts included $6.6 million in foreign currency gains and other items.
Provision for Income Taxes
The Company’s effective tax rate for the first nine months of 2018 was 15.6%. In the third quarter of 2018, the Company recorded a $17.8 million deferred state tax benefit related to the release of valuation allowances. Excluding this $17.8 million benefit and a $1.8 million income tax benefit related to stock compensation, the overall income tax rate for the first nine months of 2018 was 23.3%. The Tax Cuts and Jobs Act was enacted in December 2017, which included lowering the federal corporate income tax rate from 35% to 21%.
The Company's effective tax rate for the first nine months of 2017 was 31.3%. This low effective tax rate is due to a $5.9 million income tax benefit related to the vesting of restricted stock awards. In the first quarter of 2017, the Company adopted a new accounting standard that requires all excess income tax benefits and deficiencies from stock compensation to be recorded as discrete items in the provision for income taxes. Excluding this $5.9 million benefit, the overall income tax rate for the first nine months of 2017 was 35.9%.
Earnings Per Share
The calculation of diluted earnings per share for the third quarter and first nine months of 2018 was based on 5,336,612 and 5,390,049 weighted average shares outstanding, compared to 5,554,458 and 5,566,874 for the third quarter and first nine months of 2017. At September 30, 2018, there were 5,316,329 shares outstanding. On November 9, 2017, the Board of Directors authorized the Company to acquire up to 500,000 shares of its Class B common stock; the Company has remaining authorization for 286,025 shares as of September 30, 2018.
Adoption of Revenue Recognition Standard
On January 1, 2018, the Company adopted the new revenue recognition guidance using the modified retrospective approach. In connection with the KU Transaction, Kaplan recognized $4.5 million in service fee revenue and operating income in the third quarter of 2018. Under the previous guidance, this would not have been recognized as a determination would not have been made until the end of Purdue Global’s fiscal year (June 30, 2019). If the company applied the accounting policies under the previous guidance for all other revenue streams, revenue would have been $1.2 million lower and operating expenses would have been $2.6 million lower for the first nine months of 2018.

Financial Condition: Capital Resources and Liquidity
Acquisitions, Dispositions and Exchanges
Acquisitions.  In the first nine months of 2018, the Company acquired eight businesses, five in its education division, one in its healthcare division, and two in other businesses for $120.9 million in cash and contingent consideration.
In September 2018, Graham Healthcare Group (GHG) acquired the assets of a small business and Kaplan acquired the test preparation and study guide assets of Barron’s Educational Series, a New York-based education publishing company. The acquisitions are expected to complement the healthcare and test preparation services currently offered by GHG and Kaplan, respectively. GHG is included in the healthcare division. The Barron’s Educational Series acquisition is included in the test preparation division.
In August 2018, SocialCode acquired 100% of the membership interests of Marketplace Strategy (MPS), a Cleveland-based digital marketing agency that provides strategy consulting, optimization services, advertising management and creative solutions on online marketplaces including Amazon. SocialCode’s primary reason for the acquisition is to expand its platform offerings. The acquisition is included in other businesses.
On July 31, 2018, Dekko acquired 100% of the issued and outstanding shares of Furnlite, Inc., a Fallston, NC-based manufacturer of power and data solutions for the hospitality and residential furniture industry. Dekko’s primary reasons for the acquisition are to complement existing product offerings and to provide potential synergies across the businesses. The acquisition is included in other businesses.
On July 12, 2018, Kaplan acquired 100% of the issued and outstanding shares of the College for Financial Planning (CFFP), a provider of financial education and training to individuals pursuing the Certified Financial Planner certification, a Master of Science in Personal Financial Planning, or a Master of Science in Finance. The acquisition is expected to expand Kaplan’s financial education product offerings and is included in the Professional (U.S.) division.
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

At the end of June 2017, GHG acquired a 100% interest in Hometown Home Health and Hospice, a Lapeer, MI-based healthcare services provider by purchasing all of its issued and outstanding shares. This acquisition expands GHG’s service area in Michigan. GHG is included in healthcare.
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
The new university will operate largely online as a new Indiana public university affiliated with Purdue under the name Purdue University Global. As part of the transfer to Purdue University Global, KU transferred students, academic personnel, faculty and operations, property leases for KU’s campuses and learning centers, Kaplan-owned academic curricula and content related to KU courses. The operations support activities that Kaplan will provide to Purdue University Global will include technology support, help-desk functions, human resources support for transferred faculty and employees, admissions support, financial aid administration, marketing and advertising, back-office business functions, certain test preparation and domestic and international student recruiting services.
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
As a result of the KU Transaction, the Company recorded a pre-tax gain of $4.3 million in the first quarter of 2018. For financial reporting purposes, Kaplan may receive payment of additional consideration for the sale of the institutional assets as part of the fee to the extent there are sufficient revenues available after paying all amounts required by the TOSA. The Company recorded a $0.5 million and $1.9 million contingent consideration gain related to the disposition in the three and nine months ended September 30, 2018, respectively.
Sale of Businesses. In September 2018, Kaplan Australia completed the sale of a small business which was included in Kaplan International. In February 2018, Kaplan completed the sale of a small business which was included in Test Preparation. In February 2017, GHG completed the sale of Celtic Healthcare of Maryland. In the fourth quarter of 2017, Kaplan Australia completed the sale of a small business, which was included in Kaplan International. As a result of these sales, the Company reported gains (losses) in other non-operating income.
Other Transactions. In June 2018, the Company incurred $6.2 million of interest expense related to the mandatorily redeemable noncontrolling interest redemption settlement at GHG. The mandatorily redeemable noncontrolling interest was redeemed and paid in July 2018.
Capital Expenditures
During the first nine months of 2018, the Company’s capital expenditures totaled $57.8 million. This amount includes assets acquired during the year, whereas the amounts reflected in the Company’s Condensed Statements of Cash Flows are based on cash payments made during the relevant periods. The Company estimates that its capital expenditures will be in the range of $95 million to $105 million in 2018. This includes amounts for constructing an academic and student residential facility in connection with Kaplan’s Pathways program in Liverpool, U.K. This also includes capital expenditures in connection with spectrum repacking at the Company’s television stations in Jacksonville, FL, and Roanoke, VA, as mandated by the FCC; these expenditures are expected to be largely reimbursed to the Company by the FCC.
Liquidity
The Company’s borrowings were $479.6 million and $493.3 million, at September 30, 2018 and December 31, 2017, respectively.
At September 30, 2018, the Company had cash and cash equivalents, restricted cash and investments in marketable securities and other investments totaling $794.7 million, compared with $964.7 million at December 31, 2017. At September 30, 2018, the Company held approximately $165 million in cash and cash equivalents in businesses domiciled outside the U.S., of which approximately $5 million is not available for immediate use in operations or for distribution. Additionally, Kaplan’s business operations outside the U.S. retain cash balances to support ongoing working capital requirements, capital expenditures, and regulatory requirements. As a result, the Company considers a significant portion of the cash and cash equivalents balance held outside the U.S. as not readily available for use in U.S. operations.
The Company’s net cash provided by operating activities, as reported in the Company’s Condensed Consolidated Statements of Cash Flows, was $191.9 million for the first nine months of 2018, compared to $220.9 million for the first nine months of 2017. The decrease is due to a reduction in cash receipts from customers and increased pre-payments.
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
In combination with the issuance of the Notes, the Company and certain of the Company’s domestic subsidiaries named therein as guarantors entered into an amended and restated credit agreement providing for a U.S. $300 million five-year revolving credit facility (the Revolving Credit Facility) with each of the lenders party thereto, certain of the Company’s foreign subsidiaries from time to time party thereto as foreign borrowers, Wells Fargo Bank, N.A., as Administrative Agent (Wells Fargo), JPMorgan Chase Bank, N.A., as Syndication Agent, and HSBC Bank USA, N.A. and Bank of America, N.A. as Documentation Agents (the Amended and Restated Credit Agreement), which amends and restates the Company’s existing Five Year Credit Agreement, dated as of June 29, 2015, among the Company, certain of its domestic subsidiaries as guarantors, the several lenders from time to time party thereto, Wells Fargo Bank, N.A., as Administrative Agent and JPMorgan Chase Bank, N.A., as Syndication Agent (the Existing Credit Agreement). The Amended and Restated Credit Agreement amends the Existing Credit Agreement to (i) extend the maturity of the Revolving Credit Facility to May 30, 2023, unless the Company and the lenders agree to further extend the term, (ii) increase the aggregate principal amount of the Revolving Credit Facility to U.S. $300 million, consisting of a U.S. Dollar tranche of U.S. $200 million for borrowings in U.S. Dollars and a multicurrency tranche equivalent to U.S. $100 million for borrowings in U.S. Dollars and certain foreign currencies, (iii) provide for borrowings under the Revolving Credit Facility in U.S. Dollars and certain other foreign currencies specified in the Amended and Restated Credit Agreement, (iv) permit certain foreign subsidiaries of the Company to be added to the Amended and Restated Credit Agreement as foreign borrowers thereunder and (v) effect certain other modifications to the Existing Credit Agreement.
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
In the first nine months of 2018, the Company acquired an additional 186,653 shares of its Class B common stock at a cost of approximately $110.8 million.
On May 21, 2018, Moody’s affirmed the Company’s credit ratings, but revised the outlook from Negative to Stable.
The Company’s current credit ratings are as follows:

	Moody’s	Standard & Poor’s
Long-term	Ba1	BB+
At September 30, 2018 and December 31, 2017, the Company had working capital of $731.7 million and $857.2 million, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments. The Company expects to fund its estimated capital needs primarily through existing cash balances and internally generated funds. In management’s opinion, the Company will have sufficient liquidity to meet its various cash needs within the next 12 months.
In July 2016, Kaplan International Holdings Limited (KIHL) entered into an agreement with University of York International Pathway College LLP (York International College) to loan the LLP approximately £25 million over the next eighteen months, to construct an academic building in the UK to be used by the College. York International College is a limited liability partnership joint venture between Kaplan York Limited (a subsidiary of Kaplan International Colleges UK Limited) and a subsidiary of the University of York, that operates a pathways college. The loan will be repayable over 25 years at an interest rate of 7% and the loan is guaranteed by the University of York. While there is no strict requirement to make annual principal and interest payments, interest will be rolled up and accrue interest at 7% if no such payments are made. The loan becomes due and payable if the partnership agreement with Kaplan is terminated. As of December 31, 2017, KIHL advanced approximately £16.0 million to York International College. In the second quarter of 2018, KIHL advanced a final amount of £6 million in additional funding to the joint venture under this agreement, bringing the total amount advanced to £22 million.
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
Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (the Company’s principal executive officer) and the Company’s Chief Financial Officer (the Company’s principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of September 30, 2018. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the quarter ended September 30, 2018, the Company purchased shares of its Class B Common Stock as set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan*	Maximum Number of Shares that May Yet Be Purchased Under the Plan*
July	—	$—	—	315,646
August	14,025	564.05	14,025	301,621
September	15,596	567.20	15,596	286,025
	29,621	$565.71	29,621
*On November 9, 2017 the Company’s Board of Directors authorized the Company to purchase, on the open market or otherwise, up to 500,000 shares of its Class B Common Stock. There is no expiration date for that authorization. All purchases made during the quarter ended September 30, 2018 were open market transactions.

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

4.2
Amended and Restated Five Year Credit Agreement, dated as of May 30, 2018, among the Company, and the foreign borrowers from time to time party thereto, and certain of its domestic subsidiaries as guarantors, the several lenders from time to time party thereto, Wells Fargo Bank, National Association, as Administrative Agent and JPMorgan Chase Bank, N.A., as Syndication Agent (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2018).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer. *

101
The following financial information from Graham Holdings Company Quarterly Report on Form 10-Q for the period ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2018 and 2017, (ii) Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2018 and 2017, (iii) Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (iv) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2018 and 2017, and (v) Notes to Condensed Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed "furnished" and not "filed" or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed "furnished" and not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

*	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAHAM HOLDINGS COMPANY
(Registrant)

Date: October 31, 2018	/s/ Timothy J. O’Shaughnessy
Timothy J. O’Shaughnessy, President & Chief Executive Officer (Principal Executive Officer)

Date: October 31, 2018	/s/ Wallace R. Cooney
Wallace R. Cooney, Chief Financial Officer (Principal Financial Officer)