Form 10-Q
period 2019-03-31
Graham Holdings Co
filed 2019-05-01
CIK 104889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2019
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒.    No  ☐.
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
Shares outstanding at April 26, 2019:
Class A Common Stock – 964,001 Shares
Class B Common Stock – 4,350,929 Shares

GRAHAM HOLDINGS COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31

(in thousands, except per share amounts)	2019	2018
Operating Revenues	$692,199	$659,436
Operating Costs and Expenses
Operating	477,230	365,151
Selling, general and administrative	148,383	225,045
Depreciation of property, plant and equipment	13,523	14,642
Amortization of intangible assets	13,060	10,384
	652,196	615,222
Income from Operations	40,003	44,214
Equity in earnings of affiliates, net	1,679	2,579
Interest income	1,700	1,372
Interest expense	(7,425)	(8,071)
Non-operating pension and postretirement benefit income, net	19,928	21,386
Gain (loss) on marketable equity securities, net	24,066	(14,102)
Other income, net	29,351	9,187
Income Before Income Taxes	109,302	56,565
Provision for Income Taxes	27,600	13,600
Net Income	81,702	42,965
Net Loss (Income) Attributable to Noncontrolling Interests	46	(74)
Net Income Attributable to Graham Holdings Company Common Stockholders	$81,748	$42,891
Per Share Information Attributable to Graham Holdings Company Common Stockholders
Basic net income per common share	$15.38	$7.84
Basic average number of common shares outstanding	5,284	5,436
Diluted net income per common share	$15.26	$7.78
Diluted average number of common shares outstanding	5,326	5,473

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31
(in thousands)	2019	2018
Net Income	$81,702	$42,965
Other Comprehensive Income, Before Tax
Foreign currency translation adjustments:
Translation adjustments arising during the period	10,033	11,564
Pension and other postretirement plans:
Amortization of net prior service (credit) cost included in net income	(1,347)	76
Amortization of net actuarial gain included in net income	(548)	(1,367)
	(1,895)	(1,291)
Cash flow hedges (loss) gain	(467)	236
Other Comprehensive Income, Before Tax	7,671	10,509
Income tax benefit related to items of other comprehensive income	619	303
Other Comprehensive Income, Net of Tax	8,290	10,812
Comprehensive Income	89,992	53,777
Comprehensive loss (income) attributable to noncontrolling interests	46	(74)
Total Comprehensive Income Attributable to Graham Holdings Company	$90,038	$53,703

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands)	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$170,882	$253,256
Restricted cash	20,243	10,859
Investments in marketable equity securities and other investments	527,942	514,581
Accounts receivable, net	551,617	582,280
Income taxes receivable	2,591	19,166
Inventories and contracts in progress	107,344	69,477
Other current assets	96,916	82,723
Total Current Assets	1,477,535	1,532,342
Property, Plant and Equipment, Net	319,408	293,085
Lease Right-of-Use Assets	382,050	—
Investments in Affiliates	140,127	143,813
Goodwill, Net	1,339,822	1,297,712
Indefinite-Lived Intangible Assets	128,557	99,052
Amortized Intangible Assets, Net	250,256	263,261
Prepaid Pension Cost	1,017,584	1,003,558
Deferred Income Taxes	12,605	13,388
Deferred Charges and Other Assets	129,290	117,830
Total Assets	$5,197,234	$4,764,041

Liabilities and Equity
Current Liabilities
Accounts payable and accrued liabilities	$422,380	$486,578
Deferred revenue	295,966	308,728
Income taxes payable	12,025	10,496
Current portion of lease liabilities	82,429	—
Current portion of long-term debt	9,568	6,360
Dividends declared	7,388	—
Total Current Liabilities	829,756	812,162
Accrued Compensation and Related Benefits	176,319	179,652
Other Liabilities	22,747	57,901
Deferred Income Taxes	327,124	322,421
Lease Liabilities	337,648	—
Long-Term Debt	500,238	470,777
Total Liabilities	2,193,832	1,842,913
Redeemable Noncontrolling Interest	3,866	4,346
Preferred Stock	—	—
Common Stockholders’ Equity
Common stock	20,000	20,000
Capital in excess of par value	376,639	378,837
Retained earnings	6,303,094	6,236,125
Accumulated other comprehensive income, net of tax
Cumulative foreign currency translation adjustment	(19,237)	(29,270)
Unrealized gain on pensions and other postretirement plans	231,452	232,836
Cash flow hedges	(96)	263
Cost of Class B common stock held in treasury	(3,918,254)	(3,922,009)
Total Common Stockholders’ Equity	2,993,598	2,916,782
Noncontrolling Interest	5,938	—
Total Equity	2,999,536	2,916,782
Total Liabilities and Equity	$5,197,234	$4,764,041

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31
(in thousands)	2019	2018
Cash Flows from Operating Activities
Net Income	$81,702	$42,965
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	26,583	25,026
Amortization of lease right-of-use asset	20,353	—
Net pension benefit	(13,653)	(17,295)
(Gain) loss on marketable equity securities and cost method investments, net	(25,357)	14,102
Stock-based compensation expense, net	1,611	2,111
Gain on disposition of businesses, property, plant and equipment and investments, net	(29,204)	(8,739)
Foreign exchange gain	(514)	(177)
Equity in earnings of affiliates, net of distributions	1,021	(2,115)
Provision (benefit) for deferred income taxes	5,892	(7,436)
Change in operating assets and liabilities:
Accounts receivable, net	30,556	87,311
Inventories	(8,807)	(5,429)
Accounts payable and accrued liabilities	(84,663)	(85,955)
Deferred revenue	(16,459)	(8,783)
Income taxes receivable	17,964	18,718
Other assets and other liabilities, net	(45,327)	(35,757)
Other	380	404
Net Cash (Used in) Provided by Operating Activities	(37,922)	18,951
Cash Flows from Investing Activities
Investments in certain businesses, net of cash acquired	(83,721)	(2,619)
Net proceeds (payments) from disposition of businesses, property, plant and equipment and investments	34,718	(17,890)
Purchases of property, plant and equipment	(28,252)	(17,506)
Proceeds from sales of marketable equity securities	17,162	49,635
Purchases of marketable equity securities	(7,499)	—
Investments in equity affiliates, cost method and other investments	(3,401)	(4,552)
Loan to related party and advance related to Kaplan University transaction	(3,500)	(20,000)
Return of investment in equity affiliates	615	1,402
Net Cash Used in Investing Activities	(73,878)	(11,530)
Cash Flows from Financing Activities
Common shares repurchased	—	(79,001)
Issuance of borrowings	30,000	—
Net proceeds from vehicle floor plan payable	9,529	—
Dividends paid	(7,391)	(7,319)
Issuance of noncontrolling interest	6,000	—
Other	(1,104)	(4,653)
Net Cash Provided by (Used in) Financing Activities	37,034	(90,973)
Effect of Currency Exchange Rate Change	1,776	4,171
Net Decrease in Cash and Cash Equivalents and Restricted Cash	(72,990)	(79,381)
Beginning Cash and Cash Equivalents and Restricted Cash	264,115	407,566
Ending Cash and Cash Equivalents and Restricted Cash	$191,125	$328,185

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
As of December 31, 2018	$20,000	$378,837	$6,236,125	$203,829	$(3,922,009)	$—	$2,916,782	$4,346
Net income for the period			81,702				81,702
Issuance of noncontrolling interest						6,000	6,000
Net loss attributable to noncontrolling interest			62			(62)	—
Net income attributable to redeemable noncontrolling interests			(16)				(16)	16
Change in redemption value of redeemable noncontrolling interests		(54)					(54)	54
Dividends on common stock			(14,779)				(14,779)
Issuance of Class B common stock, net of restricted stock award forfeitures		(3,783)			3,755		(28)
Amortization of unearned stock compensation and stock option expense		1,639					1,639
Other comprehensive income, net of income taxes				8,290			8,290
Purchase of redeemable noncontrolling interest							—	(550)
As of March 31, 2019	$20,000	$376,639	$6,303,094	$212,119	$(3,918,254)	$5,938	$2,999,536	$3,866

As of December 31, 2017	$20,000	$370,700	$5,791,724	$535,555	$(3,802,834)	$—	$2,915,145	$4,607
Net income for the period			42,965				42,965
Net income attributable to redeemable noncontrolling interests			(73)				(73)	73
Dividends on common stock			(14,638)				(14,638)
Repurchase of Class B common stock					(79,001)		(79,001)
Issuance of Class B common stock, net of restricted stock award forfeitures		(189)			119		(70)
Amortization of unearned stock compensation and stock option expense		2,325					2,325
Other comprehensive income, net of income taxes				10,812			10,812
Cumulative effect of accounting change			201,812	(194,889)			6,923
As of March 31, 2018	$20,000	$372,836	$6,021,790	$351,478	$(3,881,716)	$—	$2,884,388	$4,680
See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. ORGANIZATION, BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS
Graham Holdings Company (the Company), is a diversified education and media company. The Company’s Kaplan subsidiary provides a wide variety of educational services, both domestically and outside the United States. The Company’s media operations comprise the ownership and operation of seven television broadcasting stations, several websites and print publications, and a marketing solutions provider. The Company’s other business operations include manufacturing, automotive dealerships and home health and hospice services.
Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States of America (GAAP) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (SEC). They include the assets, liabilities, results of operations and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or otherwise controlled by the Company. As permitted under such rules, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the three months ended March 31, 2019 and 2018 may not be indicative of the Company’s future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
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
Recently Adopted and Issued Accounting Pronouncements – In February 2016, the Financial Accounting Standards Board (FASB) issued new guidance that requires, among other things, a lessee to recognize a right-of-use asset representing an entity’s right to use the underlying asset for the lease term and a liability for lease payments on its balance sheet, regardless of classification of a lease as operating or financing. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and liabilities and account for the lease similar to existing guidance for operating leases today. This new guidance supersedes all prior guidance. The guidance is effective for interim and fiscal years beginning after December 15, 2018. The standard provides two methods of adoption under the modified retrospective approach. Under the comparative date method, lessees and lessors are required to recognize and measure leases as of the beginning of the earliest period presented. Under the effective date method, lessees and lessors are required to recognize and measure leases as of the period of adoption. The Company adopted the new guidance on January 1, 2019 using the effective date method.
The Company elected the available package of transition practical expedients, which allowed the Company to use its historical assessments of whether contracts are or contain leases, lease classification and initial direct costs. Additionally, the Company elected the transition practical expedient to use hindsight to determine the lease term. Upon adoption of the new guidance, the Company recognized right-of-use assets of $369.3 million and lease liabilities of $418.3 million.

The cumulative effect of the changes to the Company’s Condensed Consolidated Balance Sheets as a result of adopting the new guidance was as follows:

	Balance as of December 31, 2018	Adjustments	Balance as of January 1, 2019
Assets
Other current assets	$82,723	$(5,595)	$77,128
Lease Right-of-Use Assets	—	369,333	369,333
Liabilities
Accounts payable and accrued liabilities	$486,578	$(14,029)	$472,549
Current portion of lease liabilities	—	86,747	86,747
Other Liabilities	57,901	(40,500)	17,401
Lease Liabilities	—	331,520	331,520
2. ACQUISITIONS AND DISPOSITIONS OF BUSINESSES
Acquisitions.  On January 31, 2019, the Company acquired an interest in two automotive dealerships for cash and the assumption of floor plan payables (see Note 5). In connection with the acquisition, the automotive subsidiary of the Company borrowed $30 million to finance the acquisition and entered into an interest rate swap to fix the interest rate on the debt at 4.7% per annum (see Note 8). The Company has a 90% interest in the automotive subsidiary. The Company also entered into a management services agreement with an entity affiliated with Christopher J. Ourisman, a member of the Ourisman Automotive Group family of dealerships. Mr. Ourisman and his team will operate and manage the dealerships. In addition, the Company advanced $3.5 million to the minority shareholder, an entity controlled by Mr. Ourisman, at an interest rate of 6% per annum. The acquisition is expected to provide benefits in the future by diversifying the Company’s business operations and is included in other businesses.
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

Acquisition-related costs for acquisitions that closed during the first three months of 2018 were $0.1 million and were expensed as incurred. The aggregate purchase price of the 2018 acquisitions was allocated as follows, based on acquisition date fair values to the following assets and liabilities:

Purchase Price Allocation
Year Ended
(in thousands)	December 31, 2018
Accounts receivable	$2,344
Inventory	1,268
Property, plant and equipment	1,518
Goodwill	41,840
Amortized intangible assets	78,427
Other assets	5,198
Other liabilities	(7,678)
Deferred income taxes	(4,900)
Aggregate purchase price, net of cash acquired	$118,017
The fair values recorded were based upon valuations. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill recorded due to these acquisitions is attributable to the assembled workforces of the acquired companies and expected synergies. The Company expects to deduct $32.3 million of goodwill for income tax purposes for the acquisitions completed in 2018.
The acquired companies were consolidated into the Company’s financial statements starting on their respective acquisition dates. The following unaudited pro forma financial information presents the Company’s results as if the current year acquisitions had occurred at the beginning of 2018. The unaudited pro forma information also includes the 2018 acquisitions as if they occurred at the beginning of 2017:

	Three Months Ended March 31
(in thousands)	2019	2018
Operating revenues	$705,393	$728,632
Net income	82,127	44,854
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
Kaplan University Transaction. On March 22, 2018, the Company closed on the Kaplan University (KU) transaction and recorded a pre-tax gain of $4.3 million in the first quarter of 2018. For financial reporting purposes, Kaplan may receive payment of additional consideration related to the sale of the institutional assets as part of its fee to the extent there are sufficient revenues available after paying all amounts required by the Transition and Operations Support Agreement (TOSA). The Company did not recognize any contingent consideration as part of the initial disposition. In the first quarter of 2019, the Company recorded a $0.2 million contingent consideration gain related to the disposition.
The revenue and operating income related to the KU business disposed of are as follows:

(in thousands)	Three Months Ended March 31, 2018
Revenue	$91,526
Operating income	213
Sale of Businesses. In February 2018, Kaplan completed the sale of a small business which was included in Test Preparation. In September 2018, Kaplan Australia completed the sale of a small business which was included in Kaplan International. As a result of these sales, the Company reported gains in other non-operating income (see Note 13).

Other Transactions. In March 2019, a Hoover minority shareholder put some of his shares to the Company, which had a redemption value of $0.6 million. Following the redemption, the Company owns 98.01% of Hoover. In June 2018, the Company incurred $6.2 million of interest expense related to the mandatorily redeemable noncontrolling interest redemption settlement at GHG. The mandatorily redeemable noncontrolling interest was redeemed and paid in July 2018.
3. INVESTMENTS
Money Market Investments. As of March 31, 2019 and December 31, 2018, the Company had money market investments of $65.0 million and $75.5 million, respectively, that are classified as cash and cash equivalents in the Company’s Condensed Consolidated Balance Sheets.
Investments in Marketable Equity Securities. Investments in marketable equity securities consist of the following:

	As of
	March 31, 2019	December 31, 2018
(in thousands)
Total cost	$282,349	$282,563
Gross unrealized gains	227,958	216,111
Gross unrealized losses	—	(2,284)
Total Fair Value	$510,307	$496,390
The Company purchased $7.5 million of marketable equity securities during the first three months of 2019. There were no purchases of marketable equity securities during the first three months of 2018.
During the first three months of 2019, the gross cumulative realized gains from the sales of marketable equity securities were $9.7 million. The total proceeds from such sales were $17.2 million. During the first three months of 2018, the gross cumulative realized gains from the sales of marketable equity securities were $28.5 million. The total proceeds from such sales were $50.5 million, of which $0.9 million settled in April 2018.
The gain (loss) on marketable equity securities comprised the following:

	Three Months Ended March 31
(in thousands)	2019	2018
Gain (loss) on marketable equity securities, net	$24,066	$(14,102)
Less: Net (gains) losses in earnings from marketable equity securities sold and donated	(2,982)	2,611
Net unrealized gains (losses) in earnings from marketable equity securities still held at the end of the period	$21,084	$(11,491)
Investments in Affiliates. As of March 31, 2019, the Company held an approximate 11% interest in Intersection Holdings, LLC, and in several other affiliates; GHG held a 40% interest in Residential Home Health Illinois, a 42.5% interest in Residential Hospice Illinois, a 40% interest in the joint venture formed between GHG and a Michigan hospital, and a 40% interest in the joint venture formed between GHG and Allegheny Health Network (AHN). For the three months ended March 31, 2019, and 2018, the Company recorded $2.3 million and $3.7 million, respectively, in revenue for services provided to the affiliates of GHG.
In February 2019, the Company sold its interest in Gimlet Media. In connection with this sale, the Company recorded a gain of $29.0 million in the first quarter of 2019. The total proceeds from the sale were $33.5 million.
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
Cost Method Investments. The Company held investments without readily determinable fair values in a number of equity securities that are accounted for as cost method investments, which are recorded at cost, less impairment, and adjusted for observable price changes for identical or similar investments of the same issuer. The carrying value of these investments was $34.4 million and $30.6 million as of March 31, 2019 and December 31, 2018, respectively.

4. ACCOUNTS RECEIVABLE
Accounts receivable consist of the following:

	As of
	March 31, 2019	December 31, 2018
(in thousands)
Receivables from contracts with customers, less doubtful accounts of $14,152 and $14,775	$503,753	$538,021
Other receivables	47,864	44,259
	$551,617	$582,280
Bad debt expense was $0.2 million and $5.8 million for the three months ended March 31, 2019 and 2018, respectively.

5.	INVENTORIES, CONTRACTS IN PROGRESS AND VEHICLE FLOOR PLAN PAYABLE
Inventories and contracts in progress consist of the following:

	As of
	March 31, 2019	December 31, 2018
(in thousands)
Raw materials	$35,178	$37,248
Work-in-process	11,901	11,633
Finished goods	58,520	17,861
Contracts in progress	1,745	2,735
	$107,344	$69,477
The Company finances all new vehicle inventory through a standardized floor plan facility (the “floor plan facility”) with SunTrust Bank. The new vehicle floor plan facility bears interest at variable rates that are based on LIBOR plus 1.15% per annum. The weighted average interest rate for the floor plan facility was 3.5% for the three months ended March 31, 2019. As of March 31, 2019, the aggregate capacity under the floor plan facility was $40 million, of which $35.3 million had been utilized, and is included in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheet. Changes in the vehicle floor plan payable are reported as cash flows from financing activities in the Condensed Consolidated Statements of Cash Flows.
The floor plan facility is collateralized by vehicle inventory and other assets of the relevant dealership subsidiary, and contains a number of covenants, including, among others, covenants restricting the dealership subsidiary with respect to the creation of liens and changes in ownership, officers and key management personnel. The Company was in compliance with all of these restrictive covenants as of March 31, 2019.
The floor plan interest expense related to the new vehicle floor plan arrangements is offset by amounts received from manufacturers in the form of floor plan assistance capitalized in inventory and recorded against operating expense in the Condensed Consolidated Statements of Operations when the associated inventory is sold. For the three months ended March 31, 2019, the Company recognized a reduction in operating expense of $0.4 million related to manufacturer floor plan assistance.
6. LEASES
The Company has operating leases for substantially all of its educational facilities, corporate offices and other facilities used in conducting its business, as well as certain equipment. The Company determines if an arrangement is a lease at inception.
Operating leases are included in lease right-of-use (“ROU”) assets, current portion of lease liabilities, and lease liabilities on the Company’s Condensed Consolidated Balance Sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. ROU assets also include any initial direct costs, prepaid lease payments and lease incentives received, when applicable. As most of the Company’s leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The Company used the incremental borrowing rate on December 31, 2018 for operating leases that commenced prior to that date.
The Company’s lease terms may include options to extend or terminate the lease by one to ten years or more when it is reasonably certain that the option will be exercised. Leases with a term of twelve months or less are not recorded on the balance sheet; however, lease expense for these leases is recognized on a straight-line basis. The Company has elected the practical expedient to not separate lease components from nonlease components. As such, lease expense includes these nonlease components, when applicable. Fixed lease expense is recognized on a straight-line basis over the lease term. Variable lease expense is recognized when incurred. The Company’s lease agreements do not contain any significant residual value guarantees or restrictive covenants. In some instances, the Company subleases its leased real estate facilities to third parties. The Company does not have significant financing leases.
The components of lease expense were as follows:

(in thousands)	Three Months Ended March 31, 2019
Operating lease cost	$25,010
Short-term and month-to-month lease cost	4,813
Variable lease cost	4,356
Sublease income	(4,652)
Total net lease cost	$29,527
In connection with the sale of the KHE Campuses business, the Company is the guarantor of several leases for which it has established ROU assets and lease liabilities (see Note 15). Any lease cost or sublease income related to these leases is recorded in other non-operating income. The total net lease cost related to these leases was $0.3 million for the three months ended March 31, 2019.
Supplemental information related to leases was as follows:

(in thousands)	Three Months Ended March 31, 2019
Cash Flow Information:
Operating cash flows from operating leases (payments)	$25,840
Right-of-use assets obtained in exchange for new operating lease liabilities (noncash)	30,410

As of March 31, 2019
Balance Sheet Information:
Lease right-of-use assets	$382,050

Current lease liabilities	$82,429
Noncurrent lease liabilities	337,648
Total lease liabilities	$420,077

Weighted average remaining lease term (years)	6.8
Weighted average discount rate	3.9%
Maturities of lease liabilities were as follows:

(in thousands)	March 31, 2019
2019	$73,800
2020	89,643
2021	72,055
2022	57,865
2023	49,787
Thereafter	137,671
Total payments	480,821
Less: Imputed interest	(60,744)
Total	$420,077
As of March 31, 2019, the Company has entered into operating leases, including educational and other facilities, that have not yet commenced that have minimum lease payments of $27.4 million. These operating leases will commence in fiscal years 2019 and 2020 with lease terms of 2 to 20 years.

Disclosure related to periods prior to the adoption of new lease accounting guidance
At December 31, 2018, future minimum rental payments under noncancelable operating leases approximate the following:

(in thousands)	December 31, 2018
2019	$101,009
2020	84,945
2021	72,031
2022	53,709
2023	47,091
Thereafter	115,948
$474,733
Minimum payments have not been reduced by minimum sublease rentals of $66.0 million due in the future under noncancelable subleases.
7. GOODWILL AND OTHER INTANGIBLE ASSETS
Amortization of intangible assets for the three months ended March 31, 2019 and 2018 was $13.1 million and $10.4 million, respectively. Amortization of intangible assets is estimated to be approximately $38 million for the remainder of 2019, $48 million in 2020, $43 million in 2021, $37 million in 2022, $30 million in 2023 and $54 million thereafter.
The changes in the carrying amount of goodwill, by segment, were as follows:

(in thousands)	Education	Television Broadcasting	Healthcare	Other Businesses	Total
Balance as of December 31, 2018
Goodwill	$1,128,699	$190,815	$69,626	$255,024	$1,644,164
Accumulated impairment losses	(331,151)	—	—	(15,301)	(346,452)
	797,548	190,815	69,626	239,723	1,297,712
Acquisitions	—	—	—	33,062	33,062
Foreign currency exchange rate changes	9,048	—	—	—	9,048
Balance as of March 31, 2019
Goodwill	1,137,747	190,815	69,626	288,086	1,686,274
Accumulated impairment losses	(331,151)	—	—	(15,301)	(346,452)
	$806,596	$190,815	$69,626	$272,785	$1,339,822
The changes in carrying amount of goodwill at the Company’s education division were as follows:

(in thousands)	Kaplan International	Higher Education	Test Preparation	Professional (U.S.)	Total
Balance as of December 31, 2018
Goodwill	$583,424	$174,564	$166,920	$203,791	$1,128,699
Accumulated impairment losses	—	(111,324)	(102,259)	(117,568)	(331,151)
	583,424	63,240	64,661	86,223	797,548
Foreign currency exchange rate changes	9,019	—	—	29	9,048
Balance as of March 31, 2019
Goodwill	592,443	174,564	166,920	203,820	1,137,747
Accumulated impairment losses	—	(111,324)	(102,259)	(117,568)	(331,151)
	$592,443	$63,240	$64,661	$86,252	$806,596

Other intangible assets consist of the following:

		As of March 31, 2019			As of December 31, 2018
(in thousands)	Useful Life Range	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Student and customer relationships	2–10 years	$283,114	$123,154	$159,960	$282,761	$114,429	$168,332
Trade names and trademarks	2–10 years	87,464	42,136	45,328	87,285	39,825	47,460
Network affiliation agreements	10 years	17,400	3,843	13,557	17,400	3,408	13,992
Databases and technology	3–6 years	27,059	9,702	17,357	27,041	8,471	18,570
Noncompete agreements	2–5 years	1,094	869	225	1,088	838	250
Other	1–8 years	24,530	10,701	13,829	24,530	9,873	14,657
		$440,661	$190,405	$250,256	$440,105	$176,844	$263,261
Indefinite-Lived Intangible Assets
Trade names and trademarks		$81,607			$80,102
Franchise agreements		28,000			—
FCC licenses		18,800			18,800
Licensure and accreditation		150			150
		$128,557			$99,052
8. DEBT
The Company’s borrowings consist of the following:

	As of
	March 31, 2019	December 31, 2018
(in thousands)
5.75% unsecured notes due June 1, 2026 (1)	$394,852	$394,675
U.K. Credit facility (2)	85,111	82,366
Commerical note	29,750	—
Other indebtedness	93	96
Total Debt	$509,806	$477,137
Less: current portion	(9,568)	(6,360)
Total Long-Term Debt	$500,238	$470,777
____________

(1)	The carrying value is net of $5.1 million and $5.3 million of unamortized debt issuance costs as of March 31, 2019 and December 31, 2018, respectively.

(2)	The carrying value is net of $0.2 million of unamortized debt issuance costs as of March 31, 2019 and December 31, 2018, respectively.

The Company’s other indebtedness at March 31, 2019 and December 31, 2018 is at an interest rate of 2% and matures in 2026.
On January 31, 2019, the Company’s automotive subsidiary entered into a Commercial Note with SunTrust Bank in an aggregate principal amount of $30 million. The Commercial Note is payable over a 10-year period in monthly installments of $0.25 million, plus accrued and unpaid interest, due on the first of each month, with a final payment on January 31, 2029. The Commercial Note bears interest at LIBOR plus an applicable interest rate of 1.75% or 2% per annum, in each case determined on a quarterly basis based upon the automotive subsidiary’s Adjusted Leverage Ratio. The Commercial Note contains terms and conditions, including remedies in the event of a default by the automotive subsidiary. On the same date, the Company’s automotive subsidiary entered into an interest rate swap agreement with a total notional value of $30 million and a maturity date of January 31, 2029. The interest rate swap agreement will pay the automotive subsidiary variable interest on the $30 million notional amount at the one-month LIBOR, and the automotive subsidiary will pay counterparties a fixed rate of 2.7%, effectively resulting in a total fixed interest rate of 4.7% on the outstanding borrowings at the current applicable margin of 2.0%. The interest rate swap agreement was entered into to convert the variable rate borrowing under the Commercial Note into a fixed rate borrowing. Based on the terms of the interest rate swap agreement and the underlying borrowing, the interest rate swap was determined to be effective and thus qualifies as a cash flow hedge. As such, changes in the fair value of the interest rate swap are recorded in other comprehensive income on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows.
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
Under the Amended and Restated Credit Agreement, the Company is required to pay a commitment fee on a quarterly basis, based on the Company’s leverage ratio, of between 0.15% and 0.25% of the amount of the average daily unused portion of the Revolving Credit Facility. Any borrowings under the Amended and Restated Credit Agreement are made on an unsecured basis and bear interest at the Company’s option, either at (a) a fluctuating interest rate equal to the highest of Wells Fargo’s prime rate, 0.5 percent above the Federal funds rate or the one-month Eurodollar rate plus 1%, or (b) the Eurodollar rate for the applicable currency and interest period as defined in the Amended and Restated Credit Agreement, which is generally a periodic rate equal to LIBOR, CDOR, BBSY or SOR, as applicable, in the case of each of clauses (a) and (b) plus an applicable margin that depends on the Company’s consolidated debt to consolidated adjusted EBITDA (as determined pursuant to the Amended and Restated Credit Agreement, Total Net Leverage Ratio). The Company and its foreign subsidiaries may draw on the Revolving Credit Facility for general corporate purposes. Any outstanding borrowings must be repaid on or prior to the final termination date. The Amended and Restated Credit Agreement contains terms and conditions, including remedies in the event of a default by the Company, typical of facilities of this type and requires the Company to maintain a Total Net Leverage Ratio of not greater than 3.5 to 1.0 and a consolidated interest coverage ratio of at least 3.5 to 1.0 based upon the ratio of consolidated adjusted EBITDA to consolidated interest expense as determined pursuant to the Amended and Restated Credit Agreement. The Company is in compliance with all financial covenants as of March 31, 2019.
During the three months ended March 31, 2019 and 2018, the Company had average borrowings outstanding of approximately $494.4 million and $496.5 million, respectively, at average annual interest rates of approximately 5.1% and 6.2%, respectively. During the three months ended March 31, 2019 and 2018, the Company incurred net interest expense of $5.7 million and $6.7 million, respectively.
At March 31, 2019, the fair value of the Company’s 5.75% unsecured notes, based on quoted market prices (Level 2 fair value assessment), totaled $421.0 million, compared with the carrying amount of $394.9 million. At December 31, 2018, the fair value of the Company’s 5.75% unsecured notes, based on quoted market prices (Level 2 fair value assessment), totaled $406.7 million, compared with the carrying amount of $394.7 million. The carrying value of the Company’s other unsecured debt at March 31, 2019 and December 31, 2018 approximates fair value.

9. FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	As of March 31, 2019
(in thousands)	Level 1	Level 2	Total
Assets
Money market investments (1)	$—	$65,000	$65,000
Marketable equity securities (2)	510,307	—	510,307
Other current investments (3)	10,608	7,027	17,635
Interest rate swap (4)	—	190	190
Total Financial Assets	$520,915	$72,217	$593,132
Liabilities
Deferred compensation plan liabilities (5)	$—	$31,738	$31,738
Interest rate swap (6)	—	275	275
Total Financial Liabilities	$—	$32,013	$32,013

	As of December 31, 2018
(in thousands)	Level 1	Level 2	Total
Assets
Money market investments (1)	$—	$75,500	$75,500
Marketable equity securities (2)	496,390	—	496,390
Other current investments (3)	11,203	6,988	18,191
Interest rate swap (4)	—	369	369
Total Financial Assets	$507,593	$82,857	$590,450
Liabilities
Deferred compensation plan liabilities (5)	$—	$36,080	$36,080
____________

(1)	The Company’s money market investments are included in Cash and Cash Equivalents and the value considers the liquidity of the counterparty.

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

10. REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue Recognition. The Company’s revenue disaggregated by revenue source was as follows:

	Three Months Ended March 31
(in thousands)	2019	2018
Education Revenue
Kaplan international	$185,756	$183,582
Higher education	82,780	99,830
Test preparation	61,150	59,151
Professional (U.S.)	41,214	33,356
Kaplan corporate and other	2,302	285
Intersegment elimination	(748)	(705)
	372,454	375,499
Television broadcasting	108,223	108,802
Manufacturing	115,157	117,406
Healthcare	37,728	37,621
SocialCode	13,447	13,299
Other	45,230	6,833
Intersegment elimination	(40)	(24)
Total Revenue	$692,199	$659,436
The Company generated 75% and 74% of its revenue from U.S. domestic sales for the three months ended March 31, 2019 and March 31, 2018, respectively. The remaining 25% and 26% of revenue for the three months ended March 31, 2019 and March 31, 2018, respectively, was generated from non-U.S. sales.
For the three months ended March 31, 2019 and March 31, 2018, the Company recognized 76% and 81%, respectively, of its revenue over time as control of the services and goods transferred to the customer. The remaining 24% and 19%, respectively, of revenue was recognized at a point in time, when the customer obtained control of the promised goods.
Deferred Revenue. The Company records deferred revenue when cash payments are received or due in advance of the Company’s performance, including amounts which are refundable. The following table presents the change in the Company’s deferred revenue balance:

	As of
	March 31, 2019	December 31, 2018%
(in thousands)			Change
Deferred revenue	$299,068	$311,214	(4)
During the three months ended March 31, 2019, the Company recognized $163.7 million related to the Company’s deferred revenue balance as of December 31, 2018.
Revenue allocated to remaining performance obligations represents deferred revenue amounts that will be recognized as revenue in future periods. As of March 31, 2019, KTP’s deferred revenue balance related to certain medical and nursing qualifications with an original contract length greater than twelve months was $5.7 million. KTP expects to recognize 78% of this revenue over the next twelve months and the remainder thereafter.
Costs to Obtain a Contract. The following table presents changes in the Company’s costs to obtain a contract asset:

(in thousands)	Balance at Beginning of Period	Costs associated with new contracts	Less: Costs amortized during the period	Other	Balance at End of Period
2019	$21,311	$11,071	$(11,936)	$466	$20,912
The majority of other activity is related to currency translation adjustments during the three months ended March 31, 2019.

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
The following reflects the Company’s net income and share data used in the basic and diluted earnings per share computations using the two-class method:

	Three Months Ended March 31
(in thousands, except per share amounts)	2019	2018
Numerator:
Numerator for basic earnings per share:
Net income attributable to Graham Holdings Company common stockholders	$81,748	$42,891
Less: Dividends paid-common stock outstanding and unvested restricted shares	(14,779)	(14,638)
Undistributed earnings	66,969	28,253
Percent allocated to common stockholders	99.43%	99.30%
	66,588	28,057
Add: Dividends paid-common stock outstanding	14,695	14,539
Numerator for basic earnings per share	$81,283	$42,596
Add: Additional undistributed earnings due to dilutive stock options	3	1
Numerator for diluted earnings per share	$81,286	$42,597
Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	5,284	5,436
Add: Effect of dilutive stock options	42	37
Denominator for diluted earnings per share	5,326	5,473
Graham Holdings Company Common Stockholders:
Basic earnings per share	$15.38	$7.84
Diluted earnings per share	$15.26	$7.78
Diluted earnings per share excludes the following weighted average potential common shares, as the effect would be antidilutive, as computed under the treasury stock method:

	Three Months Ended March 31
(in thousands)	2019	2018
Weighted average restricted stock	10	28
The diluted earnings per share amounts for the three months ended March 31, 2019 and March 31, 2018 exclude the effects of 104,000 stock options outstanding, as their inclusion would have been antidilutive due to a market condition. The diluted earnings per share amounts for the three months ended March 31, 2018 exclude the effects of 5,250 restricted stock awards as their inclusion would have been antidilutive due to a performance condition.
In the three months ended March 31, 2019 and March 31, 2018, the Company declared regular dividends totaling $2.78 and $2.66 per common share, respectively.
12. PENSION AND POSTRETIREMENT PLANS
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

Defined Benefit Plans. The total benefit arising from the Company’s defined benefit pension plans consists of the following components:

	Three Months Ended March 31
(in thousands)	2019	2018
Service cost	$5,221	$4,940
Interest cost	11,592	11,255
Expected return on assets	(30,838)	(32,486)
Amortization of prior service cost	409	42
Recognized actuarial gain	(37)	(1,046)
Net Periodic Benefit	(13,653)	(17,295)
Curtailment gain	—	(806)
Total Benefit	$(13,653)	$(18,101)
The total cost arising from the Company’s Supplemental Executive Retirement Plan (SERP) consists of the following components:

	Three Months Ended March 31
(in thousands)	2019	2018
Service cost	$214	$205
Interest cost	1,078	966
Amortization of prior service cost	85	78
Recognized actuarial loss	579	601
Net Periodic Cost	$1,956	$1,850
Defined Benefit Plan Assets. The Company’s defined benefit pension obligations are funded by a portfolio made up of a U.S. stock index fund, a relatively small number of stocks and high-quality fixed-income securities that are held by a third-party trustee. The assets of the Company’s pension plan were allocated as follows:

	As of
	March 31, 2019	December 31, 2018

U.S. equities	53%	53%
U.S. stock index fund	28%	28%
U.S. fixed income	13%	13%
International equities	6%	6%
	100%	100%
The Company manages approximately 45% of the pension assets internally, of which the majority is invested in a U.S. stock index fund with the remaining investments in Berkshire Hathaway stock and short-term fixed income securities. The remaining 55% of plan assets are managed by two investment companies. The goal for the investments is to produce moderate long-term growth in the value of these assets, while protecting them against large decreases in value. Both investment managers may invest in a combination of equity and fixed-income securities and cash. The managers are not permitted to invest in securities of the Company or in alternative investments. One investment manager cannot invest more than 15% of the assets at the time of purchase in the stock of Alphabet and Berkshire Hathaway, no more than 25% of the assets it manages in specified international exchanges at the time the investment is made, and no less than 5% of the assets could be invested in fixed-income securities. The other investment manager cannot invest more than 20% of the assets at the time of purchase in the stock of Berkshire Hathaway, no more than 15% of the assets it manages in specified international exchanges, at the time the investment is made, and no less than 10% of the assets could be invested in fixed-income securities. Excluding the exceptions noted above, the investment managers cannot invest more than 10% of the assets in the securities of any other single issuer, except for obligations of the U.S. Government, without receiving prior approval from the Plan administrator.
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
The Company evaluated its defined benefit pension plan asset portfolio for the existence of significant concentrations (defined as greater than 10% of plan assets) of credit risk as of March 31, 2019. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country and individual fund. At March 31, 2019 and December 31, 2018, the pension plan held investments in one common stock and one U.S. stock index fund that exceeded 10% of total plan assets. These investments were valued at $1,001.3 million and $945.6 million at March 31, 2019 and December 31, 2018, respectively, or approximately 43% and 45%, respectively, of total plan assets.
Other Postretirement Plans. The total cost arising from the Company’s other postretirement plans consists of the following components:

	Three Months Ended March 31
(in thousands)	2019	2018
Service cost	$—	$268
Interest cost	72	170
Amortization of prior service credit	(1,841)	(44)
Recognized actuarial gain	(1,090)	(922)
Net Periodic Benefit	$(2,859)	$(528)
13. OTHER NON-OPERATING INCOME
A summary of non-operating income is as follows:

	Three Months Ended March 31
(in thousands)	2019	2018
Gain on sale of an equity affiliate	$28,994	$—
Foreign currency gain, net	514	177
Gain on sales of businesses	189	5,907
Gain on sale of a cost method investment	—	2,845
Other, net	(346)	258
Total Other Non-Operating Income	$29,351	$9,187
In the first quarter of 2019, the Company recorded a $29.0 million gain on the sale of the Company’s interest in Gimlet Media.
In the first quarter of 2018, the Company recorded a $5.9 million gain on the sale of two businesses in the education division, including a gain of $4.3 million on the Kaplan University transaction (see Note 2).
14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The other comprehensive income consists of the following components:

	Three Months Ended March 31
	2019			2018
	Before-Tax	Income	After-Tax	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$10,033	$—	$10,033	$11,564	$—	$11,564
Pension and other postretirement plans:
Amortization of net prior service (credit) cost included in net income	(1,347)	364	(983)	76	(21)	55
Amortization of net actuarial gain included in net income	(548)	147	(401)	(1,367)	369	(998)
	(1,895)	511	(1,384)	(1,291)	348	(943)
Cash flow hedges:
(Loss) gain for the period	(467)	108	(359)	236	(45)	191
Other Comprehensive Income	$7,671	$619	$8,290	$10,509	$303	$10,812

The accumulated balances related to each component of other comprehensive income (loss) are as follows:

(in thousands, net of taxes)	Cumulative Foreign Currency Translation Adjustment	Unrealized Gain on Pensions and Other Postretirement Plans	Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance as of December 31, 2018	$(29,270)	$232,836	$263	$203,829
Other comprehensive income (loss) before reclassifications	10,033	—	(305)	9,728
Net amount reclassified from accumulated other comprehensive income (loss)	—	(1,384)	(54)	(1,438)
Other comprehensive income (loss), net of tax	10,033	(1,384)	(359)	8,290
Balance as of March 31, 2019	$(19,237)	$231,452	$(96)	$212,119
The amounts and line items of reclassifications out of Accumulated Other Comprehensive Income (Loss) are as follows:

	Three Months Ended March 31		Affected Line Item in the Condensed Consolidated Statements of Operations

(in thousands)	2019	2018
Pension and Other Postretirement Plans:
Amortization of net prior service (credit) cost	$(1,347)	$76	(1)
Amortization of net actuarial gain	(548)	(1,367)	(1)
	(1,895)	(1,291)	Before tax
	511	348	Provision for Income Taxes
	(1,384)	(943)	Net of Tax
Cash Flow Hedges
	(69)	3	Interest expense
	15	(1)	Provision for Income Taxes
	(54)	2	Net of Tax
Total reclassification for the period	$(1,438)	$(941)	Net of Tax
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
During 2014, certain Kaplan subsidiaries were subject to unsealed cases filed by former employees that include, among other allegations, claims under the False Claims Act relating to eligibility for Title IV funding. The U.S. government declined to intervene in all cases, and, as previously reported, court decisions either dismissed the cases in their entirety or narrowed the scope of their allegations. The remaining case is captioned United States of America ex rel. Carlos Urquilla-Diaz et al. v. Kaplan University et al. (unsealed March 25, 2008). On August 17, 2011, the U.S. District Court for the Southern District of Florida issued a series of rulings in the Diaz case, which included three separate complaints: Diaz, Wilcox and Gillespie. The court dismissed the Wilcox complaint in its entirety; dismissed all False Claims Act allegations in the Diaz complaint, leaving only an individual employment claim; and dismissed in part the Gillespie complaint, thereby limiting the scope and time frame of its False Claims Act allegations regarding compliance with the U.S. Federal Rehabilitation Act. On October 31, 2012, the court entered summary judgment in favor of the Company as to the sole remaining employment claim in the Diaz complaint. On July 16, 2013, the court likewise entered summary judgment in favor of the Company on all remaining claims in the Gillespie complaint. Diaz and Gillespie each appealed to the U.S. Court of Appeals for the Eleventh Judicial Circuit. Arguments on both appeals were heard on February 3, 2015. On March 11, 2015, the appellate court issued a decision affirming the lower court’s dismissal of all of Gillespie’s claims. The appellate court also dismissed three of the four Diaz claims, but reversed and remanded on Diaz’s claim that incentive compensation for admissions representatives was improperly based solely on enrollment counts. Kaplan filed an answer to Diaz’s amended complaint on September 11, 2015. Kaplan filed a motion to dismiss Diaz’s claims, and a hearing was held on December 17, 2015. On March 24, 2016, the Court denied the motion to dismiss. Discovery in the case closed in January 2017. Kaplan filed a motion for summary judgment on February 21, 2017. Summary judgment was granted in full and entered on July 13, 2017. Diaz filed a notice of appeal in September 2017 and filed his initial brief. Kaplan filed a response brief in the third quarter of 2018. In April 2019, the Circuit Court of Appeals affirmed the District Court’s summary judgment in full.
On September 3, 2015, Kaplan sold to ECA substantially all of the assets of KHE nationally accredited on-ground Title IV eligible schools (KHE Campuses). The transaction included the transfer of certain real estate leases that were guaranteed by Kaplan. As part of the transaction, Kaplan retained liability for, among other things, obligations arising under certain lease guarantees. ECA is currently in receivership and has terminated all of its higher education operations other than the New England College of Business (NECB). The receiver has repudiated all of ECA’s real estate leases not connected to NECB. Although ECA is required to indemnify Kaplan for any amounts Kaplan must pay due to ECA’s failure to fulfill its obligations under real estate leases guaranteed by Kaplan, ECA’s financial situation and the existence of secured and unsecured creditors make it unlikely that Kaplan will recover from ECA. In the second half of 2018, the Company recorded an estimated $17.5 million in losses on guarantor lease obligations in connection with this transaction in other non-operating expense. The Company continues to monitor the status of these obligations and there was no significant change to estimated losses in the first quarter of 2019.
Her Majesty’s Revenue and Customs (HMRC), a department of the U.K. government responsible for the collection of taxes, has raised assessments against the Kaplan U.K. Pathways business for Value Added Tax (VAT) relating to 2017 and earlier years, which have been paid by Kaplan. In September 2017, in a case captioned Kaplan International Colleges UK Limited v. The Commissioners for Her Majesty’s Revenue and Customs, Kaplan challenged these assessments. The Company believes it has met all requirements under U.K. VAT law and expects to recover the £16.1 million receivable related to the assessments and subsequent payments that have been paid. Following a hearing held in January 2019, before the First Tier Tax Tribunal, all issues related to EU law in the case were referred to the Court of Justice of the European Union. If the Company does not prevail in this case, a pre-tax charge of £16.1 million will be recorded to operating expense in the Company’s condensed consolidated statement of operations.
In March 2018, HMRC issued new VAT guidance indicating a change of policy in relation to certain aspects of a cost sharing exemption that could impact the U.K. Pathways business adversely if this guidance were to become law. As of March 31, 2019, this guidance had not been incorporated into U.K. law. If Kaplan is not successful in preserving a valid exemption under U.K. VAT law, the U.K. Pathways business would incur additional VAT expense in the future.
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

16. BUSINESS SEGMENTS
The Company has six reportable segments: Kaplan International, Kaplan Higher Education, Kaplan Test Preparation, Kaplan Professional (U.S.), Television Broadcasting and Healthcare.
The following table summarizes the financial information related to each of the Company’s business segments:

	Three months ended
	March 31
(in thousands)	2019	2018
Operating Revenues
Education	$372,454	$375,499
Television broadcasting	108,223	108,802
Healthcare	37,728	37,621
Other businesses	173,834	137,538
Corporate office	—	—
Intersegment elimination	(40)	(24)
	$692,199	$659,436
Income (Loss) from Operations
Education	$25,595	$22,700
Television broadcasting	35,540	40,542
Healthcare	2,329	(1,391)
Other businesses	(9,237)	(3,695)
Corporate office	(14,224)	(13,942)
	$40,003	$44,214
Equity in Earnings of Affiliates, Net	1,679	2,579
Interest Expense, Net	(5,725)	(6,699)
Non-Operating Pension and Postretirement Benefit Income, Net	19,928	21,386
Gain (Loss) on Marketable Equity Securities, Net	24,066	(14,102)
Other Income, Net	29,351	9,187
Income Before Income Taxes	$109,302	$56,565
Depreciation of Property, Plant and Equipment
Education	$6,201	$7,606
Television broadcasting	3,239	3,071
Healthcare	610	653
Other businesses	3,233	3,059
Corporate office	240	253
	$13,523	$14,642
Amortization of Intangible Assets
Education	$3,567	$1,149
Television broadcasting	1,408	1,408
Healthcare	1,398	1,808
Other businesses	6,687	6,019
Corporate office	—	—
	$13,060	$10,384
Pension Service Cost
Education	$2,664	$2,664
Television broadcasting	731	493
Healthcare	183	122
Other businesses	474	289
Corporate office	1,169	1,372
	$5,221	$4,940

Asset information for the Company’s business segments are as follows:

	As of
(in thousands)	March 31, 2019	December 31, 2018
Identifiable Assets
Education	$1,853,208	$1,568,747
Television broadcasting	467,270	452,853
Healthcare	115,622	108,596
Other businesses	951,773	827,113
Corporate office	141,343	162,971
	$3,529,216	$3,120,280
Investments in Marketable Equity Securities	510,307	496,390
Investments in Affiliates	140,127	143,813
Prepaid Pension Cost	1,017,584	1,003,558
Total Assets	$5,197,234	$4,764,041

The Company’s education division comprises the following operating segments:

	Three months ended
	March 31
(in thousands)	2019	2018
Operating Revenues
Kaplan international	$185,756	$183,582
Higher education	82,780	99,830
Test preparation	61,150	59,151
Professional (U.S.)	41,214	33,356
Kaplan corporate and other	2,302	285
Intersegment elimination	(748)	(705)
	$372,454	$375,499
Income (Loss) from Operations
Kaplan international	$24,285	$20,404
Higher education	1,915	1,355
Test preparation	(454)	521
Professional (U.S.)	11,259	9,315
Kaplan corporate and other	(11,404)	(8,895)
Intersegment elimination	(6)	—
	$25,595	$22,700
Depreciation of Property, Plant and Equipment
Kaplan international	$3,882	$3,974
Higher education	597	1,858
Test preparation	805	978
Professional (U.S.)	865	642
Kaplan corporate and other	52	154
	$6,201	$7,606
Amortization of Intangible Assets	$3,567	$1,149
Pension Service Cost
Kaplan international	$117	$83
Higher education	1,163	1,406
Test preparation	866	729
Professional (U.S.)	348	290
Kaplan corporate and other	170	156
	$2,664	$2,664

Asset information for the Company’s education division is as follows:

	As of
(in thousands)	March 31, 2019	December 31, 2018
Identifiable assets
Kaplan international	$1,273,080	$1,101,040
Higher education	182,909	126,752
Test preparation	159,620	145,308
Professional (U.S.)	170,395	166,916
Kaplan corporate and other	67,204	28,731
	$1,853,208	$1,568,747

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.
This analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto.
Results of Operations
The Company reported net income attributable to common shares of $81.7 million ($15.26 per share) for the first quarter of 2019, compared to $42.9 million ($7.78 per share) for the first quarter of 2018.
Items included in the Company’s net income for the first quarter of 2019:

•
a $1.8 million reduction to operating expenses from property, plant and equipment gains in connection with the spectrum repacking mandate of the FCC (after-tax impact of $1.4 million, or $0.26 per share);

•	$24.1 million in net gains on marketable equity securities (after-tax impact of $18.0 million, or $3.37 per share);

•	$29.0 million gain from the sale of Gimlet Media (after-tax impact of $21.7 million, or $4.06 per share);

•	$0.5 million in non-operating foreign currency gains (after-tax impact of $0.4 million, or $0.07 per share); and

•	$1.7 million in income tax benefits related to stock compensation ($0.32 per share).
Items included in the Company’s net income for the first quarter of 2018:

•
a $0.3 million reduction to operating expenses from property, plant and equipment gains in connection with the spectrum repacking mandate of the FCC (after-tax impact of $0.2 million, or $0.04 per share);

•	$14.1 million in net losses on marketable equity securities (after-tax impact of $10.7 million, or $1.94 per share);

•	non-operating gain, net, of $4.4 million from sales of a cost method investment and a business (after-tax impact of $3.6 million, or $0.65 per share);

•	a $4.3 million gain on the Kaplan University Transaction (after-tax impact of $1.8 million, or $0.33 per share);

•	$0.2 million in non-operating foreign currency gains (after-tax impact of $0.1 million, or $0.02 per share); and

•	$1.8 million in income tax benefits related to stock compensation ($0.33 per share).
Revenue for the first quarter of 2019 was $692.2 million, up 5% from $659.4 million in the first quarter of 2018. Revenues grew at other businesses, partially offset by declines at the education, television broadcasting, and manufacturing divisions. The Company reported operating income of $40.0 million for the first quarter of 2019, compared to $44.2 million for the first quarter of 2018. The operating income decline is driven by lower earnings in the television broadcasting and manufacturing divisions, partially offset by improvements in education and healthcare division results.
Division Results
Education
Education division revenue totaled $372.5 million for the first quarter of 2019, down 1% from $375.5 million for the same period of 2018. Kaplan reported operating income of $25.6 million for the first quarter of 2019, up 13% from $22.7 million for the first quarter of 2018.

A summary of Kaplan’s operating results is as follows:

	Three Months Ended
	March 31
(in thousands)	2019	2018	% Change
Revenue
Kaplan international	$185,756	$183,582	1
Higher education	82,780	99,830	(17)
Test preparation	61,150	59,151	3
Professional (U.S.)	41,214	33,356	24
Kaplan corporate and other	2,302	285	—
Intersegment elimination	(748)	(705)	—
	$372,454	$375,499	(1)
Operating Income (Loss)
Kaplan international	$24,285	$20,404	19
Higher education	1,915	1,355	41
Test preparation	(454)	521	—
Professional (U.S.)	11,259	9,315	21
Kaplan corporate and other	(7,837)	(7,746)	(1)
Amortization of intangible assets	(3,567)	(1,149)	—
Intersegment elimination	(6)	—	—
	$25,595	$22,700	13
Kaplan International includes English-language programs, and postsecondary education and professional training businesses largely outside the United States. Kaplan International revenue increased 1% for the first quarter of 2019. On a constant currency basis, revenue increased 7% for the first quarter of 2019. Operating income increased to $24.3 million in the first quarter of 2019, compared to $20.4 million in the first quarter of 2018. Revenue and operating income increased due to improved results at Pathways and UK Professional, offset by declines in Singapore.
Prior to the KU Transaction closing on March 22, 2018, Higher Education included Kaplan’s domestic postsecondary education businesses, made up of fixed-facility colleges and online postsecondary and career programs. Following the KU Transaction closing, the Higher Education division includes the results as a service provider to higher education institutions. In the first quarter of 2019, Higher Education revenue was down 17% due to the KU Transaction. In the first quarter of 2019, the Company recorded a portion of the service fee with Purdue Global based on an assessment of its collectability under the TOSA. The Company will continue to assess the collectability of the service fee with Purdue Global on a quarterly basis to make a determination as to whether to record all or part of the service fee in the future and whether to make adjustments to service fee amounts recognized in earlier periods.
Kaplan Test Preparation (KTP) includes Kaplan’s standardized test preparation programs. In September 2018, KTP acquired the test preparation and study guide assets of Barron’s Educational Series, a New York-based education publishing company. KTP revenue increased 3% for the first quarter of 2019 due to the Barron’s acquisition. Excluding revenue from the Barron’s acquisition, revenues were down 5% for the first quarter of 2019, due to declines in demand for classroom-based offerings, offset in part by growth in online-based programs. KTP operating results declined in the first quarter of 2019, due partly to increased losses from the new economy skills training programs. Operating losses for the new economy skills training programs were $1.1 million and $0.5 million for the first quarter of 2019 and 2018, respectively. Excluding losses from the new economy skills training programs, KTP operating results were down in the first quarter of 2019, due primarily to revenue declines for classroom-based offerings.
Kaplan Professional (U.S.) includes the domestic professional and other continuing education businesses. In the first quarter of 2019, Kaplan Professional (U.S.) revenue was up 24% due mostly to the May 2018 acquisition of Professional Publications, Inc. (PPI), an independent publisher of professional licensing exam review materials that provides engineering, surveying, architecture, and interior design licensure exam review products, and the July 2018 acquisition of College for Financial Planning (CFFP), a provider of financial education and training to individuals through programs of study for professionals pursuing a career in Financial Planning. Kaplan Professional (U.S) operating results increased 21% for the first quarter of 2019 due mostly to earnings from PPI and CFFP.
Kaplan corporate and other represents unallocated expenses of Kaplan, Inc.’s corporate office, other minor businesses and certain shared activities.

Television Broadcasting
Revenue at the television broadcasting division decreased 1% to $108.2 million in the first quarter of 2019, from $108.8 million in the same period of 2018. The revenue decline is due to $8.6 million in first quarter 2018 incremental winter Olympics-related advertising revenue at the Company’s NBC affiliates and a $1.6 million decrease in political advertising revenue, offset by $9.7 million in higher retransmission revenues. Operating income for the first quarter of 2019 declined 12% to $35.5 million, from $40.5 million in the same period of 2018, due to lower revenues and increased network fees.
In the first quarter of 2019 and 2018, the television broadcasting division recorded $1.8 million and $0.3 million, respectively, in reductions to operating expenses related to non-cash property, plant and equipment gains due to new equipment received at no cost in connection with the spectrum repacking mandate of the FCC.
In March 2019, the Company’s television station in Orlando (WKMG) entered into a new network affiliation agreement with CBS that covers the period April 7, 2019 through June 30, 2022.
Healthcare
The Graham Healthcare Group (GHG) provides home health and hospice services in three states. Healthcare revenues were flat in the first quarter of 2019. The improvement in GHG operating results in 2019 is due to the absence of integration costs and other overall cost reduction in the first quarter of 2019.
Other Businesses
A summary of Other Businesses’ operating results is as follows:

	Three Months Ended
	March 31%
(in thousands)	2019	2018	Change
Operating Revenues
Manufacturing	$115,157	$117,406	(2)
SocialCode	13,447	13,299	1
Other	45,230	6,833	—
	$173,834	$137,538	26
Operating Expenses
Manufacturing	$111,883	$108,778	3
SocialCode	17,465	17,080	2
Other	53,723	15,375	—
	$183,071	$141,233	30
Operating Income (Loss)
Manufacturing	$3,274	$8,628	(62)
SocialCode	(4,018)	(3,781)	(6)
Other	(8,493)	(8,542)	1
	$(9,237)	$(3,695)	—
Depreciation
Manufacturing	$2,433	$2,451	(1)
SocialCode	152	233	(35)
Other	648	375	73
	$3,233	$3,059	6
Amortization of Intangible Assets
Manufacturing	$6,530	$5,936	10
SocialCode	157	83	89
Other	—	—	—
	$6,687	$6,019	11
Pension Expense
Manufacturing	$25	$17	47
SocialCode	248	156	59
Other	201	116	73
	$474	$289	64
Manufacturing includes four businesses: Hoover, a supplier of pressure impregnated kiln-dried lumber and plywood products for fire retardant and preservative applications; Dekko, a manufacturer of electrical workspace solutions, architectural lighting and electrical components and assemblies; Joyce/Dayton, a manufacturer of screw jacks and other linear motion systems; and Forney, a global supplier of products and systems that control and monitor combustion processes in electric utility and industrial applications. In July 2018, Dekko acquired Furnlite, Inc., a Fallston, NC-based manufacturer of power and data solutions for the hospitality and residential furniture industry.
Manufacturing revenues declined 2% in the first quarter of 2019 due to a decline at Hoover from lower wood prices. Manufacturing operating income declined in the first quarter of 2019 due largely to increased labor and other operating costs at Hoover and Dekko, along with gains on inventory sales at Hoover in the first quarter of 2018.
SocialCode is a provider of marketing solutions on social, mobile and video platforms. In the third quarter of 2018, SocialCode acquired Marketplace Strategy, a Cleveland-based Amazon sales acceleration agency. SocialCode’s revenue increased 1% in the first quarter of 2019. SocialCode reported operating losses of $4.0 million in the first quarter of 2019, compared to $3.8 million in the first quarter of 2018.
On January 31, 2019, the Company acquired two automotive dealerships, Lexus of Rockville and Honda of Tysons Corner, from Sonic Automotive. The Company also announced it had entered into an agreement with Christopher J. Ourisman, a member of the Ourisman Automotive Group family of dealerships. Mr. Ourisman and his team of industry professionals will operate and manage the dealerships. Graham Holdings Company holds a 90% stake. Revenues from other businesses increased due mostly to the automotive dealership acquisition.
Other businesses also includes Slate and Foreign Policy, which publish online and print magazines and websites; and three investment stage businesses, Megaphone, Pinna and CyberVista. Megaphone, Slate and CyberVista reported revenue increases in the first quarter of 2019. Losses from each of these five businesses in the first three months of 2019 adversely affected operating results.
Corporate Office
Corporate office includes the expenses of the Company’s corporate office and certain continuing obligations related to prior business dispositions.
Equity in Earnings of Affiliates
At March 31, 2019, the Company held an 11% interest in Intersection Holdings, LLC, a company that provides digital marketing and advertising services and products for cities, transit systems, airports, and other public and private spaces. The Company also holds interests in a number of home health and hospice joint ventures, and several other affiliates. The Company recorded equity in earnings of affiliates of $1.7 million for the first quarter of 2019, compared to $2.6 million for the first quarter of 2018.
Net Interest Expense and Related Balances
In connection with the auto dealership acquisition that closed on January 31, 2019, a subsidiary of the Company borrowed $30 million to finance a portion of the acquisition and entered into an interest rate swap to fix the interest rate on the debt at 4.7% per annum. The subsidiary is required to repay the loan over a 10-year period by making monthly installment payments.
On May 30, 2018, the Company issued 5.75% unsecured eight-year fixed-rate notes due June 1, 2026. Interest is payable semi-annually on June 1 and December 1. On June 29, 2018, the Company used the net proceeds from the sale of the notes and other cash to repay $400 million of 7.25% notes that were due February 1, 2019.
The Company incurred net interest expense of $5.7 million for the first quarter of 2019, compared to $6.7 million for the first quarter of 2018.
At March 31, 2019, the Company had $509.8 million in borrowings outstanding at an average interest rate of 5.1% and cash, marketable equity securities and other investments of $719.1 million.
Non-operating Pension and Postretirement Benefit Income, net
The Company recorded net non-operating pension and postretirement benefit income of $19.9 million for the first quarter of 2019, compared to $21.4 million for the first quarter of 2018.
Gain (Loss) on Marketable Equity Securities, net
Overall, the Company recognized $24.1 million in net gains on marketable equity securities in first quarter of 2019, compared to $14.1 million in net losses on marketable equity securities in the first quarter of 2018.

Other Non-Operating Income
The Company recorded total other non-operating income, net, of $29.4 million for the first quarter of 2019, compared to $9.2 million for the first quarter of 2018. The 2019 amounts included a $29.0 million gain on the sale of the Company’s interest in Gimlet Media and $0.5 million in foreign currency gains, offset by other items. The 2018 amounts included a $5.9 million gain on sales of businesses; a $2.8 million gain on the sale of a cost method investment; $0.2 million in foreign currency gains; and other items.
Provision for Income Taxes
The Company’s effective tax rate for the first three months of 2019 and 2018 was 25.3% and 24.0%, respectively. In the first quarter of 2019 and 2018, the Company recorded income tax benefits related to stock compensation of $1.7 million and $1.8 million, respectively.
Earnings Per Share
The calculation of diluted earnings per share for the first quarter of 2019 was based on 5,326,448 weighted average shares outstanding, compared to 5,472,643 for the first quarter of 2018. At March 31, 2019, there were 5,314,930 shares outstanding. On November 9, 2017, the Board of Directors authorized the Company to acquire up to 500,000 shares of its Class B common stock; the Company has remaining authorization for 273,655 shares as of March 31, 2019.
Financial Condition: Capital Resources and Liquidity
Acquisitions and Dispositions of Businesses and Other Transactions
Acquisitions.  On January 31, 2019, the Company acquired an interest in two automotive dealerships for cash and the assumption of floor plan payables. In connection with the acquisition, the automotive subsidiary of the Company borrowed $30 million to finance the acquisition and entered into an interest rate swap to fix the interest rate on the debt at 4.7% per annum. The Company has a 90% interest in the automotive subsidiary. The Company also entered into a management services agreement with an entity affiliated with Christopher J. Ourisman, a member of the Ourisman Automotive Group family of dealerships. Mr. Ourisman and his team will operate and manage the dealerships. In addition, the Company advanced $3.5 million to the minority shareholder, an entity controlled by Mr. Ourisman, at an interest rate of 6% per annum. The acquisition is expected to provide benefits in the future by diversifying the Company’s business operations and is included in other businesses.
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
Kaplan University Transaction. On March 22, 2018, the Company closed on the Kaplan University (KU) transaction and recorded a pre-tax gain of $4.3 million in the first quarter of 2018. For financial reporting purposes, Kaplan may receive payment of additional consideration related to the sale of the institutional assets as part of its fee to the extent there are sufficient revenues available after paying all amounts required by the Transition and Operations Support Agreement (TOSA). The Company did not recognize any contingent consideration as part of the initial disposition. In the first quarter of 2019, the Company recorded a $0.2 million contingent consideration gain related to the disposition.
Sale of Businesses. In February 2018, Kaplan completed the sale of a small business which was included in Test Preparation. In September 2018, Kaplan Australia completed the sale of a small business which was included in Kaplan International. As a result of these sales, the Company reported gains in other non-operating income.
Other Transactions. In March 2019, a Hoover minority shareholder put some of his shares to the Company, which had a redemption value of $0.6 million. Following the redemption, the Company owns 98.01% of Hoover. In June 2018, the Company incurred $6.2 million of interest expense related to the mandatorily redeemable noncontrolling interest redemption settlement at GHG. The mandatorily redeemable noncontrolling interest was redeemed and paid in July 2018.
Capital Expenditures
During the first three months of 2019, the Company’s capital expenditures totaled $26.1 million. This amount includes assets acquired during the year, whereas the amounts reflected in the Company’s Condensed Consolidated Statements of Cash Flows are based on cash payments made during the relevant periods. The Company estimates that its capital expenditures will be in the range of $95 million to $105 million in 2019. This includes amounts for constructing an academic and student residential facility in connection with Kaplan’s Pathways program in Liverpool, U.K. This also includes capital expenditures in connection with spectrum repacking at the Company’s television stations in Detroit, MI, Jacksonville, FL, and Roanoke, VA, as mandated by the FCC; these expenditures are expected to be largely reimbursed to the Company by the FCC.
Liquidity
The Company’s borrowings were $509.8 million and $477.1 million, at March 31, 2019 and December 31, 2018, respectively.
At March 31, 2019, the Company had cash and cash equivalents, restricted cash and investments in marketable securities and other investments totaling $719.1 million, compared with $778.7 million at December 31, 2018. At March 31, 2019, the Company held approximately $92 million in cash and cash equivalents in businesses domiciled outside the U.S., of which approximately $8 million is not available for immediate use in operations or for distribution. Additionally, Kaplan’s business operations outside the U.S. retain cash balances to support ongoing working capital requirements, capital expenditures, and regulatory requirements. As a result, the Company considers a significant portion of the cash and cash equivalents balance held outside the U.S. as not readily available for use in U.S. operations.
The Company’s net cash used by operating activities, as reported in the Company’s Condensed Consolidated Statements of Cash Flows, was $37.9 million for the first three months of 2019, compared to net cash provided by operating activities of $19.0 million for the first three months of 2018. The decrease is due to changes in working capital, payroll timing and an increase in incentive compensation payments.
On January 31, 2019, the Company’s automotive subsidiary entered into a Commercial Note with SunTrust Bank in an aggregate principal amount of $30 million. The Commercial Note is payable over a 10-year period in monthly installments of $0.25 million, plus accrued and unpaid interest, due on the first of each month, with a final payment on January 31, 2029. The Commercial Note bears interest at LIBOR plus an applicable interest rate of 1.75% or 2.00% per annum, in each case determined on a quarterly basis based upon the automotive subsidiary’s Adjusted Leverage Ratio. The Commercial Note contains terms and conditions, including remedies in the event of a default by the automotive subsidiary. On the same date, the Company’s automotive subsidiary entered into an interest rate swap agreement with a total notional value of $30 million and a maturity date of January 31, 2029. The interest rate swap agreement will pay the automotive subsidiary variable interest on the $30 million notional amount at the one-month LIBOR, and the automotive subsidiary will pay counterparties a fixed rate of 2.7%, effectively resulting in a total fixed interest rate of 4.7% on the outstanding borrowings at the current applicable margin of 2.0%. The interest rate swap agreement was entered into to convert the variable rate borrowing under the Commercial Note into a fixed rate borrowing. Based on the terms of the interest rate swap agreement and the underlying borrowing, the interest rate swap was determined to be effective and thus qualifies as a cash flow hedge. As such, changes in the fair value of the interest rate swap are recorded in other comprehensive income on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows.
The Company finances all new vehicle inventory through a standardized floor plan facility (the “floor plan facility”) with SunTrust Bank. The new vehicle floor plan facility bears interest at variable rates that are based on LIBOR plus 1.15% per annum. The weighted average interest rate for the floor plan facility was 3.5% for the three months ended March 31, 2019. As of March 31, 2019, the aggregate capacity under the floor plan facility was $40 million, of which $35.3 million had been utilized, and is included in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheet.
The floor plan facility is collateralized by vehicle inventory and other assets of the relevant dealership subsidiary, and contains a number of covenants, including, among others, covenants restricting the dealership subsidiary with respect to the creation of liens and changes in ownership, officers and key management personnel.
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
At March 31, 2019 and December 31, 2018, the Company had working capital of $647.8 million and $720.2 million, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments. The Company expects to fund its estimated capital needs primarily through existing cash balances and internally generated funds. In management’s opinion, the Company will have sufficient liquidity to meet its various cash needs within the next 12 months.
The Company adopted the new lease accounting guidance on January 1, 2019 and recognized right-of-use assets of $369.3 million and lease liabilities of $418.3 million. Please refer to Note 1 - Organization, Basis of Presentation and Recent Accounting Pronouncements and Note 6 - Leases for further discussion of the new lease accounting guidance.
There were no other significant changes to the Company’s contractual obligations or other commercial commitments from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The Company is exposed to market risk in the normal course of its business due primarily to its ownership of marketable equity securities, which are subject to equity price risk; to its borrowing and cash-management activities, which are subject to interest rate risk; and to its foreign business operations, which are subject to foreign exchange rate risk. The Company’s market risk disclosures set forth in its 2018 Annual Report filed on Form 10-K have not otherwise changed significantly.
Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (the Company’s principal executive officer) and the Company’s Chief Financial Officer (the Company’s principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of March 31, 2019. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101
The following financial information from Graham Holdings Company Quarterly Report on Form 10-Q for the period ended March 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2019 and 2018, (ii) Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2019 and 2018, (iii) Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, (iv) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2019 and 2018, (v) Condensed Consolidated Statements of Changes in Common Shareholders’ Equity for the Three Months Ended March 31, 2019 and 2018; and (vi) Notes to Condensed Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed "furnished" and not "filed" or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed "furnished" and not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

*	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAHAM HOLDINGS COMPANY
(Registrant)

Date: May 1, 2019	/s/ Timothy J. O’Shaughnessy
Timothy J. O’Shaughnessy, President & Chief Executive Officer (Principal Executive Officer)

Date: May 1, 2019	/s/ Wallace R. Cooney
Wallace R. Cooney, Chief Financial Officer (Principal Financial Officer)