Form 10-Q
period 2019-06-30
Graham Holdings Co
filed 2019-07-31
CIK 104889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2019
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 1-671
GRAHAM HOLDINGS COMPANY

(Exact name of registrant as specified in its charter)

Delaware					53-0182885
(State or other jurisdiction of incorporation or organization)					(I.R.S. Employer Identification No.)

1300 North 17th Street	,	Arlington	,	Virginia	22209
(Address of principal executive offices)					(Zip Code)
(703) 345-6300
(Registrant’s telephone number, including area code)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class B Common Stock, par value $1.00 per share	GHC	New York Stock Exchange
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
Shares outstanding at July 26, 2019:
Class A Common Stock – 964,001 Shares
Class B Common Stock – 4,350,579 Shares

GRAHAM HOLDINGS COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30

(in thousands, except per share amounts)	2019	2018	2019	2018
Operating Revenues	$737,602	$672,677	$1,429,801	$1,332,113
Operating Costs and Expenses
Operating	503,763	440,655	980,993	805,806
Selling, general and administrative	148,419	141,378	296,802	366,423
Depreciation of property, plant and equipment	13,884	13,619	27,407	28,261
Amortization of intangible assets	12,880	11,399	25,940	21,783
Impairment of long-lived assets	693	—	693	—
	679,639	607,051	1,331,835	1,222,273
Income from Operations	57,963	65,626	97,966	109,840
Equity in earnings of affiliates, net	1,467	931	3,146	3,510
Interest income	1,579	1,901	3,279	3,273
Interest expense	(8,386)	(17,165)	(15,811)	(25,236)
Debt extinguishment costs	—	(11,378)	—	(11,378)
Non-operating pension and postretirement benefit income, net	12,253	23,041	32,181	44,427
Gain (loss) on marketable equity securities, net	7,791	(2,554)	31,857	(16,656)
Other income, net	1,228	2,333	30,579	11,520
Income Before Income Taxes	73,895	62,735	183,197	119,300
Provision for Income Taxes	16,700	16,100	44,300	29,700
Net Income	57,195	46,635	138,897	89,600
Net Income Attributable to Noncontrolling Interests	(114)	(69)	(68)	(143)
Net Income Attributable to Graham Holdings Company Common Stockholders	$57,081	$46,566	$138,829	$89,457
Per Share Information Attributable to Graham Holdings Company Common Stockholders
Basic net income per common share	$10.74	$8.69	$26.12	$16.52
Basic average number of common shares outstanding	5,285	5,325	5,285	5,380
Diluted net income per common share	$10.65	$8.63	$25.91	$16.40
Diluted average number of common shares outstanding	5,329	5,362	5,328	5,417

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2019	2018	2019	2018
Net Income	$57,195	$46,635	$138,897	$89,600
Other Comprehensive Loss, Before Tax
Foreign currency translation adjustments:
Translation adjustments arising during the period	(11,104)	(31,167)	(1,071)	(19,603)
Pension and other postretirement plans:
Amortization of net prior service (credit) cost included in net income	(931)	70	(2,278)	146
Amortization of net actuarial gain included in net income	(475)	(3,294)	(1,023)	(4,661)
	(1,406)	(3,224)	(3,301)	(4,515)
Cash flow hedges gain (loss)	40	371	(427)	607
Other Comprehensive Loss, Before Tax	(12,470)	(34,020)	(4,799)	(23,511)
Income tax benefit related to items of other comprehensive loss	375	799	994	1,102
Other Comprehensive Loss, Net of Tax	(12,095)	(33,221)	(3,805)	(22,409)
Comprehensive Income	45,100	13,414	135,092	67,191
Comprehensive income attributable to noncontrolling interests	(114)	(69)	(68)	(143)
Total Comprehensive Income Attributable to Graham Holdings Company	$44,986	$13,345	$135,024	$67,048

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands)	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$171,969	$253,256
Restricted cash	15,665	10,859
Investments in marketable equity securities and other investments	536,875	514,581
Accounts receivable, net	535,108	582,280
Income taxes receivable	16,490	19,166
Inventories and contracts in progress	120,415	69,477
Other current assets	88,748	82,723
Total Current Assets	1,485,270	1,532,342
Property, Plant and Equipment, Net	327,084	293,085
Lease Right-of-Use Assets	361,603	—
Investments in Affiliates	159,660	143,813
Goodwill, Net	1,335,961	1,297,712
Indefinite-Lived Intangible Assets	126,986	99,052
Amortized Intangible Assets, Net	237,675	263,261
Prepaid Pension Cost	1,024,555	1,003,558
Deferred Income Taxes	12,010	13,388
Deferred Charges and Other Assets	142,146	117,830
Total Assets	$5,212,950	$4,764,041

Liabilities and Equity
Current Liabilities
Accounts payable and accrued liabilities	$461,051	$486,578
Deferred revenue	241,473	308,728
Income taxes payable	14,673	10,496
Current portion of lease liabilities	80,628	—
Current portion of long-term debt	9,351	6,360
Dividends declared	7,388	—
Total Current Liabilities	814,564	812,162
Accrued Compensation and Related Benefits	178,460	179,652
Other Liabilities	22,907	57,901
Deferred Income Taxes	333,729	322,421
Lease Liabilities	323,466	—
Long-Term Debt	497,094	470,777
Total Liabilities	2,170,220	1,842,913
Redeemable Noncontrolling Interest	3,876	4,346
Preferred Stock	—	—
Common Stockholders’ Equity
Common stock	20,000	20,000
Capital in excess of par value	378,255	378,837
Retained earnings	6,352,787	6,236,125
Accumulated other comprehensive income, net of tax
Cumulative foreign currency translation adjustment	(30,341)	(29,270)
Unrealized gain on pensions and other postretirement plans	230,426	232,836
Cash flow hedges	(61)	263
Cost of Class B common stock held in treasury	(3,918,254)	(3,922,009)
Total Common Stockholders’ Equity	3,032,812	2,916,782
Noncontrolling Interest	6,042	—
Total Equity	3,038,854	2,916,782
Total Liabilities and Equity	$5,212,950	$4,764,041

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30
(in thousands)	2019	2018
Cash Flows from Operating Activities
Net Income	$138,897	$89,600
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, amortization and impairment of long-lived assets	54,040	50,044
Amortization of lease right-of-use asset	40,871	—
Net pension benefit and special separation benefit expense	(19,763)	(36,868)
(Gain) loss on marketable equity securities and cost method investments, net	(33,268)	16,656
Gain on disposition of businesses, property, plant and equipment and investments, net	(28,981)	(12,598)
Debt extinguishment costs	—	10,563
Stock-based compensation expense, net	3,227	3,262
Foreign exchange (gain) loss	(623)	2,089
Equity in earnings of affiliates, net of distributions	(396)	(2,945)
Provision (benefit) for deferred income taxes	13,481	(4,140)
Change in operating assets and liabilities:
Accounts receivable, net	27,181	79,007
Inventories	(21,878)	(14,109)
Accounts payable and accrued liabilities	(56,125)	(72,017)
Deferred revenue	(66,542)	(46,193)
Income taxes receivable	6,778	26,323
Other assets and other liabilities, net	(74,251)	(19,871)
Other	677	1,735
Net Cash (Used in) Provided by Operating Activities	(16,675)	70,538
Cash Flows from Investing Activities
Investments in certain businesses, net of cash acquired	(84,071)	(24,717)
Net proceeds (payments) from disposition of businesses, property, plant and equipment and investments	53,414	(13,332)
Purchases of property, plant and equipment	(52,703)	(40,506)
Investments in equity affiliates, cost method and other investments	(24,342)	(6,310)
Proceeds from sales of marketable equity securities	17,162	66,741
Purchases of marketable equity securities	(7,499)	—
Loan to related party and advance related to Kaplan University transaction	(3,500)	(28,061)
Return of investment in equity affiliates	638	2,056
Net Cash Used in Investing Activities	(100,901)	(44,129)
Cash Flows from Financing Activities
Common shares repurchased	—	(94,092)
Issuance of borrowings	30,000	400,000
Net proceeds from vehicle floor plan payable	24,618	—
Dividends paid	(14,779)	(14,453)
Issuance of noncontrolling interest	6,000	—
Repayments of borrowings and early redemption premium	(1,006)	(410,569)
Payments of debt financing costs	(33)	(6,924)
Other	(4,483)	(844)
Net Cash Provided by (Used in) Financing Activities	40,317	(126,882)
Effect of Currency Exchange Rate Change	778	(4,352)
Net Decrease in Cash and Cash Equivalents and Restricted Cash	(76,481)	(104,825)
Beginning Cash and Cash Equivalents and Restricted Cash	264,115	407,566
Ending Cash and Cash Equivalents and Restricted Cash	$187,634	$302,741

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
As of December 31, 2018	$20,000	$378,837	$6,236,125	$203,829	$(3,922,009)	$—	$2,916,782	$4,346
Net income for the period			81,702				81,702
Issuance of noncontrolling interest						6,000	6,000
Net loss attributable to noncontrolling interest			62			(62)	—
Net income attributable to redeemable noncontrolling interests			(16)				(16)	16
Change in redemption value of redeemable noncontrolling interests		(54)					(54)	54
Dividends on common stock			(14,779)				(14,779)
Issuance of Class B common stock, net of restricted stock award forfeitures		(3,783)			3,755		(28)
Amortization of unearned stock compensation and stock option expense		1,639					1,639
Other comprehensive income, net of income taxes				8,290			8,290
Purchase of redeemable noncontrolling interest							—	(550)
As of March 31, 2019	$20,000	$376,639	$6,303,094	$212,119	$(3,918,254)	$5,938	$2,999,536	$3,866
Net income for the period			57,195				57,195
Net income attributable to noncontrolling interest			(104)			104	—
Net income attributable to redeemable noncontrolling interests			(10)				(10)	10
Dividends on common stock			(7,388)				(7,388)
Amortization of unearned stock compensation and stock option expense		1,616					1,616
Other comprehensive loss, net of income taxes				(12,095)			(12,095)
As of June 30, 2019	$20,000	$378,255	$6,352,787	$200,024	$(3,918,254)	$6,042	$3,038,854	$3,876

As of December 31, 2017	$20,000	$370,700	$5,791,724	$535,555	$(3,802,834)	$—	$2,915,145	$4,607
Net income for the period			42,965				42,965
Net income attributable to redeemable noncontrolling interests			(73)				(73)	73
Dividends on common stock			(14,638)				(14,638)
Repurchase of Class B common stock					(79,001)		(79,001)
Issuance of Class B common stock, net of restricted stock award forfeitures		(189)			119		(70)
Amortization of unearned stock compensation and stock option expense		2,325					2,325
Other comprehensive income, net of income taxes				10,812			10,812
Cumulative effect of accounting change			201,812	(194,889)			6,923
As of March 31, 2018	$20,000	$372,836	$6,021,790	$351,478	$(3,881,716)	$—	$2,884,388	$4,680
Net income for the period			46,635				46,635
Net income attributable to redeemable noncontrolling interests			(70)				(70)	70
Dividends on common stock			(6,949)				(6,949)
Repurchase of Class B common stock					(15,091)		(15,091)
Issuance of Class B common stock, net of restricted stock award forfeitures		(496)			(494)		(990)
Amortization of unearned stock compensation and stock option expense		2,162					2,162
Other comprehensive loss, net of income taxes				(33,221)			(33,221)
As of June 30, 2018	$20,000	$374,502	$6,061,406	$318,257	$(3,897,301)	$—	$2,876,864	$4,750
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
Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States of America (GAAP) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (SEC). They include the assets, liabilities, results of operations and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or otherwise controlled by the Company. As permitted under such rules, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the three and six months ended June 30, 2019 and 2018 may not be indicative of the Company’s future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
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
Recently Adopted and Issued Accounting Pronouncements – In February 2016, the Financial Accounting Standards Board (FASB) issued new guidance that requires, among other things, a lessee to recognize a right-of-use asset representing an entity’s right to use the underlying asset for the lease term and a liability for lease payments on its balance sheet, regardless of classification of a lease as operating or financing. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and liabilities and account for the lease similar to previous guidance for operating leases. This new guidance supersedes all prior guidance. The guidance is effective for interim and fiscal years beginning after December 15, 2018. The standard provides two methods of adoption under the modified retrospective approach. Under the comparative date method, lessees and lessors are required to recognize and measure leases as of the beginning of the earliest period presented. Under the effective date method, lessees and lessors are required to recognize and measure leases as of the period of adoption. The Company adopted the new guidance on January 1, 2019 using the effective date method.
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

2. ACQUISITIONS AND DISPOSITIONS OF BUSINESSES
Acquisitions.  In July 2019, Graham Healthcare Group (GHG) acquired an interest in a small business which will be included in the healthcare division. On July 11, 2019, Kaplan acquired Heverald, the owner of ESL Education, Europe’s largest language-travel agency and Alpadia, a chain of German and French language schools and junior summer camps. The acquisition is expected to provide synergies within Kaplan’s International English business and will be included in its international division.
On July 31, 2019, the Company announced the closing on its acquisition of Clyde’s Restaurant Group (CRG). CRG owns and operates thirteen restaurants and entertainment venues in the Washington, DC metropolitan area, including Old Ebbitt Grill and The Hamilton, two of the top twenty highest grossing independent restaurants in the United States. CRG will be managed by its existing management team as a wholly-owned subsidiary of the Company and will be included in other businesses.
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
Acquisition-related costs for acquisitions that closed during the first six months of 2018 were $0.6 million and were expensed as incurred. The aggregate purchase price of the 2018 acquisitions was allocated as follows, based on acquisition date fair values to the following assets and liabilities:

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

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2019	2018	2019	2018
Operating revenues	$737,602	$748,958	$1,442,995	$1,477,590
Net income	57,195	46,694	139,321	91,796
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
Kaplan University Transaction. On March 22, 2018, the Company closed on the Kaplan University (KU) transaction and recorded a pre-tax gain of $4.3 million in the first quarter of 2018. For financial reporting purposes, Kaplan may receive payment of additional consideration related to the sale of the institutional assets as part of its fee to the extent there are sufficient revenues available after paying all amounts required by the Transition and Operations Support Agreement (TOSA). The Company did not recognize any contingent consideration as part of the initial disposition. In the three and six months ended June 30, 2019, the Company recorded a $0.2 million and

$0.4 million contingent consideration gain, respectively. In the three and six months ended June 30, 2018, the Company recorded a $1.4 million contingent consideration gain related to the disposition.
The revenue and operating income related to the KU business disposed of are as follows:

(in thousands)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Revenue	$—	$91,526
Operating income	—	213

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
3. INVESTMENTS
Money Market Investments. As of June 30, 2019 and December 31, 2018, the Company had money market investments of $71.0 million and $75.5 million, respectively, that are classified as cash and cash equivalents in the Company’s Condensed Consolidated Balance Sheets.
Investments in Marketable Equity Securities. Investments in marketable equity securities consist of the following:

	As of
	June 30, 2019	December 31, 2018
(in thousands)
Total cost	$282,349	$282,563
Gross unrealized gains	235,885	216,111
Gross unrealized losses	(135)	(2,284)
Total Fair Value	$518,099	$496,390

The Company purchased $7.5 million of marketable equity securities during the first six months of 2019. There were no purchases of marketable equity securities during the first six months of 2018.
During the first six months of 2019, the gross cumulative realized gains from the sales of marketable equity securities were $9.7 million. The total proceeds from such sales were $17.2 million. During the first six months of 2018, the gross cumulative realized gains from the sales of marketable equity securities were $37.3 million. The total proceeds from such sales were $66.7 million.
The gain (loss) on marketable equity securities comprised the following:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2019	2018	2019	2018
Gain (loss) on marketable equity securities, net	$7,791	$(2,554)	$31,857	$(16,656)
Less: Net (gains) losses in earnings from marketable equity securities sold and donated	2	1,660	(2,980)	4,271
Net unrealized gains (losses) in earnings from marketable equity securities still held at the end of the period	$7,793	$(894)	$28,877	$(12,385)

Investments in Affiliates. As of June 30, 2019, the Company held an approximate 11% interest in Intersection Holdings, LLC, and in several other affiliates; GHG held a 40% interest in Residential Home Health Illinois, a 42.5% interest in Residential Hospice Illinois, a 40% interest in the joint venture formed between GHG and a Michigan hospital, and a 40% interest in the joint venture formed between GHG and Allegheny Health Network (AHN). For the three and six months ended June 30, 2019, the Company recorded $2.3 million and $4.6 million, respectively in revenue for services provided to the affiliates of GHG. For the three and six months ended June 30, 2018, the Company recorded $3.3 million and $7.0 million, respectively, in revenue for services provided to the affiliates of GHG.

In the second quarter of 2019, the Company made an investment in Framebridge, a custom framing service company based in Washington, DC. The Company accounts for this investment under the equity method, and included it in Investments in Affiliates on the Condensed Consolidated Balance Sheet. Timothy J. O’Shaughnessy, President and Chief Executive Officer of Graham Holdings Company, is a personal investor in Framebridge and serves as Chairman of the Board.
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
Cost Method Investments. The Company held investments without readily determinable fair values in a number of equity securities that are accounted for as cost method investments, which are recorded at cost, less impairment, and adjusted for observable price changes for identical or similar investments of the same issuer. The carrying value of these investments was $34.5 million and $30.6 million as of June 30, 2019 and December 31, 2018, respectively.
4. ACCOUNTS RECEIVABLE
Accounts receivable consist of the following:

	As of
	June 30, 2019	December 31, 2018
(in thousands)
Receivables from contracts with customers, less doubtful accounts of $13,212 and $14,775	$506,734	$538,021
Other receivables	28,374	44,259
	$535,108	$582,280

Bad debt recovery was $0.1 million for the three months ended June 30, 2019 and bad debt expense was $0.3 million for the three months ended June 30, 2018. Bad debt expense was $0.1 million and $6.1 million for the six months ended June 30, 2019 and 2018, respectively.

5.	INVENTORIES, CONTRACTS IN PROGRESS AND VEHICLE FLOOR PLAN PAYABLE
Inventories and contracts in progress consist of the following:

	As of
	June 30, 2019	December 31, 2018
(in thousands)
Raw materials	$35,937	$37,248
Work-in-process	10,979	11,633
Finished goods	71,065	17,861
Contracts in progress	2,434	2,735
	$120,415	$69,477

The Company finances all new vehicle inventory through a standardized floor plan facility (the “floor plan facility”) with SunTrust Bank. The new vehicle floor plan facility bears interest at variable rates that are based on LIBOR plus 1.15% per annum. The weighted average interest rate for the floor plan facility was 3.4% and 3.5%, respectively, for the three and six months ended June 30, 2019. As of June 30, 2019, the aggregate capacity under the floor plan facility was $60 million, of which $50.4 million had been utilized, and is included in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheet. Changes in the vehicle floor plan payable are reported as cash flows from financing activities in the Condensed Consolidated Statements of Cash Flows.
The floor plan facility is collateralized by vehicle inventory and other assets of the relevant dealership subsidiary, and contains a number of covenants, including, among others, covenants restricting the dealership subsidiary with respect to the creation of liens and changes in ownership, officers and key management personnel. The Company was in compliance with all of these restrictive covenants as of June 30, 2019.
The floor plan interest expense related to the new vehicle floor plan arrangements is offset by amounts received from manufacturers in the form of floor plan assistance capitalized in inventory and recorded against operating expense in the Condensed Consolidated Statements of Operations when the associated inventory is sold. For the three and six months ended June 30, 2019, the Company recognized a reduction in operating expense of $0.8 million and $1.2 million, respectively, related to manufacturer floor plan assistance.
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
The Company’s lease terms may include options to extend or terminate the lease by one to 10 years or more when it is reasonably certain that the option will be exercised. Leases with a term of twelve months or less are not recorded on the balance sheet; however, lease expense for these leases is recognized on a straight-line basis. The Company has elected the practical expedient to not separate lease components from nonlease components. As such, lease expense includes these nonlease components, when applicable. Fixed lease expense is recognized on a straight-line basis over the lease term. Variable lease expense is recognized when incurred. The Company’s lease agreements do not contain any significant residual value guarantees or restrictive covenants. In some instances, the Company subleases its leased real estate facilities to third parties. The Company does not have significant financing leases.
The components of lease expense were as follows:

(in thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$24,279	$49,289
Short-term and month-to-month lease cost	4,960	9,773
Variable lease cost	5,606	9,962
Sublease income	(5,041)	(9,693)
Total net lease cost	$29,804	$59,331

In connection with the sale of the KHE Campuses business, the Company is the guarantor of several leases for which it has established ROU assets and lease liabilities (see Note 15). Any lease cost or sublease income related to these leases is recorded in other non-operating income. The total net lease cost related to these leases was $0.3 million and $0.6 million, respectively, for the three and six months ended June 30, 2019.
Supplemental information related to leases was as follows:

(in thousands)	Six Months Ended June 30, 2019
Cash Flow Information:
Operating cash flows from operating leases (payments)	$56,845
Right-of-use assets obtained in exchange for new operating lease liabilities (noncash)	33,263

As of June 30, 2019
Balance Sheet Information:
Lease right-of-use assets	$361,603

Current lease liabilities	$80,628
Noncurrent lease liabilities	323,466
Total lease liabilities	$404,094

Weighted average remaining lease term (years)	6.8
Weighted average discount rate	4.0%

Maturities of lease liabilities were as follows:

(in thousands)	June 30, 2019
2019	$47,463
2020	90,945
2021	72,940
2022	57,898
2023	49,627
Thereafter	144,935
Total payments	463,808
Less: Imputed interest	(59,714)
Total	$404,094

As of June 30, 2019, the Company has entered into operating leases, including educational and other facilities, that have not yet commenced that have minimum lease payments of $25.9 million. These operating leases will commence in fiscal years 2019 and 2020 with lease terms of two to 20 years.
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
7. GOODWILL AND OTHER INTANGIBLE ASSETS
Amortization of intangible assets for the three months ended June 30, 2019 and 2018 was $12.9 million and $11.4 million, respectively. Amortization of intangible assets for the six months ended June 30, 2019 and 2018 was $25.9 million and $21.8 million, respectively. Amortization of intangible assets is estimated to be approximately $26 million for the remainder of 2019, $49 million in 2020, $43 million in 2021, $37 million in 2022, $29 million in 2023 and $54 million thereafter.
The changes in the carrying amount of goodwill, by segment, were as follows:

(in thousands)	Education	Television Broadcasting	Healthcare	Other Businesses	Total
Balance as of December 31, 2018
Goodwill	$1,128,699	$190,815	$69,626	$255,024	$1,644,164
Accumulated impairment losses	(331,151)	—	—	(15,301)	(346,452)
	797,548	190,815	69,626	239,723	1,297,712
Acquisitions	—	—	239	39,121	39,360
Foreign currency exchange rate changes	(1,111)	—	—	—	(1,111)
Balance as of June 30, 2019
Goodwill	1,127,588	190,815	69,865	294,145	1,682,413
Accumulated impairment losses	(331,151)	—	—	(15,301)	(346,452)
	$796,437	$190,815	$69,865	$278,844	$1,335,961

The changes in carrying amount of goodwill at the Company’s education division were as follows:

(in thousands)	Kaplan International	Higher Education	Test Preparation	Professional (U.S.)	Total
Balance as of December 31, 2018
Goodwill	$583,424	$174,564	$166,920	$203,791	$1,128,699
Accumulated impairment losses	—	(111,324)	(102,259)	(117,568)	(331,151)
	583,424	63,240	64,661	86,223	797,548
Foreign currency exchange rate changes	(1,182)	—	—	71	(1,111)
Balance as of June 30, 2019
Goodwill	582,242	174,564	166,920	203,862	1,127,588
Accumulated impairment losses	—	(111,324)	(102,259)	(117,568)	(331,151)
	$582,242	$63,240	$64,661	$86,294	$796,437

Other intangible assets consist of the following:

		As of June 30, 2019			As of December 31, 2018
(in thousands)	Useful Life Range	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Student and customer relationships	2–10 years	$282,879	$131,101	$151,778	$282,761	$114,429	$168,332
Trade names and trademarks	2–10 years	87,308	44,113	43,195	87,285	39,825	47,460
Network affiliation agreements	10 years	17,400	4,277	13,123	17,400	3,408	13,992
Databases and technology	3–6 years	27,020	10,902	16,118	27,041	8,471	18,570
Noncompete agreements	2–5 years	1,358	897	461	1,088	838	250
Other	1–8 years	24,530	11,530	13,000	24,530	9,873	14,657
		$440,495	$202,820	$237,675	$440,105	$176,844	$263,261
Indefinite-Lived Intangible Assets
Trade names and trademarks		$80,036			$80,102
Franchise agreements		28,000			—
FCC licenses		18,800			18,800
Licensure and accreditation		150			150
		$126,986			$99,052

8. DEBT
The Company’s borrowings consist of the following:

	As of
	June 30, 2019	December 31, 2018
(in thousands)
5.75% unsecured notes due June 1, 2026 (1)	$395,031	$394,675
U.K. Credit facility (2)	82,324	82,366
Commerical note	29,000	—
Other indebtedness	90	96
Total Debt	$506,445	$477,137
Less: current portion	(9,351)	(6,360)
Total Long-Term Debt	$497,094	$470,777

____________

(1)	The carrying value is net of $5.0 million and $5.3 million of unamortized debt issuance costs as of June 30, 2019 and December 31, 2018, respectively.

(2)	The carrying value is net of $0.2 million of unamortized debt issuance costs as of June 30, 2019 and December 31, 2018, respectively.

The Company’s other indebtedness at June 30, 2019 and December 31, 2018 is at an interest rate of 2% and matures in 2026.
On January 31, 2019, the Company’s automotive subsidiary entered into a Commercial Note with SunTrust Bank in an aggregate principal amount of $30 million. The Commercial Note is payable over a 10 year period in monthly installments of $0.25 million, plus accrued and unpaid interest, due on the first of each month, with a final payment on January 31, 2029. The Commercial Note bears interest at LIBOR plus an applicable interest rate of 1.75% or 2% per annum, in each case determined on a quarterly basis based upon the automotive subsidiary’s Adjusted Leverage Ratio. The Commercial Note contains terms and conditions, including remedies in the event of a default by the automotive subsidiary. On the same date, the Company’s automotive subsidiary entered into an interest rate swap agreement with a total notional value of $30 million and a maturity date of January 31, 2029. The interest rate swap agreement will pay the automotive subsidiary variable interest on the $30 million notional amount at the one-month LIBOR, and the automotive subsidiary will pay counterparties a fixed rate of 2.7%, effectively resulting in a total fixed interest rate of 4.7% on the outstanding borrowings at the current applicable margin of 2.0%. The interest rate swap agreement was entered into to convert the variable rate borrowing under the Commercial Note into a fixed rate borrowing. Based on the terms of the interest rate swap agreement and the underlying borrowing, the interest rate swap was determined to be effective and thus qualifies as a cash flow hedge. As such, changes in the fair value of the interest rate swap are recorded in other comprehensive income on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows.
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
Under the Amended and Restated Credit Agreement, the Company is required to pay a commitment fee on a quarterly basis, based on the Company’s leverage ratio, of between 0.15% and 0.25% of the amount of the average daily unused portion of the Revolving Credit Facility. Any borrowings under the Amended and Restated Credit Agreement are made on an unsecured basis and bear interest at the Company’s option, either at (a) a fluctuating interest rate equal to the highest of Wells Fargo’s prime rate, 0.5 percent above the Federal funds rate or the one-month Eurodollar rate plus 1%, or (b) the Eurodollar rate for the applicable currency and interest period as defined in the Amended and Restated Credit Agreement, which is generally a periodic rate equal to LIBOR, CDOR, BBSY or SOR, as applicable, in the case of each of clauses (a) and (b) plus an applicable margin that depends on the Company’s consolidated debt to consolidated adjusted EBITDA (as determined pursuant to the Amended and Restated Credit Agreement, Total Net Leverage Ratio). The Company and its foreign subsidiaries may draw on the Revolving Credit Facility for general corporate purposes. Any outstanding borrowings must be repaid on or prior to the final termination date. The Amended and Restated Credit Agreement contains terms and conditions, including remedies in the event of a default by the Company, typical of facilities of this type and requires the Company to maintain a Total Net Leverage Ratio of not greater than 3.5 to 1.0 and a consolidated interest coverage ratio of at least 3.5 to 1.0 based upon the ratio of consolidated adjusted EBITDA to consolidated interest expense as determined pursuant to the Amended and Restated Credit Agreement. The Company is in compliance with all financial covenants as of June 30, 2019.
During the three months ended June 30, 2019 and 2018, the Company had average borrowings outstanding of approximately $507.7 million and $591.7 million, respectively, at average annual interest rates of approximately 5.1% and 5.8%, respectively. During the three months ended June 30, 2019 and 2018, the Company incurred net interest expense of $6.8 million and $15.3 million, respectively.

During the six months ended June 30, 2019 and 2018, the Company had average borrowings outstanding of approximately $499.8 million and $550.7 million, respectively, at average annual interest rates of approximately 5.1% and 6.0%, respectively. During the six months ended June 30, 2019 and 2018, the Company incurred net interest expense of $12.5 million and $22.0 million, respectively.
In June 2018, the Company incurred $6.2 million of interest expense related to the mandatorily redeemable noncontrolling interest redemption settlement at GHG (see note 2). The fair value of the mandatorily redeemable noncontrolling interest is based on the redemption value resulting from a negotiated settlement.
At June 30, 2019, the fair value of the Company’s 5.75% unsecured notes, based on quoted market prices (Level 2 fair value assessment), totaled $423.0 million, compared with the carrying amount of $395.0 million. At December 31, 2018, the fair value of the Company’s 5.75% unsecured notes, based on quoted market prices (Level 2 fair value assessment), totaled $406.7 million, compared with the carrying amount of $394.7 million. The carrying value of the Company’s other unsecured debt at June 30, 2019 and December 31, 2018 approximates fair value.
9. FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	As of June 30, 2019
(in thousands)	Level 1	Level 2	Total
Assets
Money market investments (1)	$—	$71,000	$71,000
Marketable equity securities (2)	518,099	—	518,099
Other current investments (3)	11,738	7,038	18,776
Interest rate swap (4)	—	262	262
Total Financial Assets	$529,837	$78,300	$608,137
Liabilities
Deferred compensation plan liabilities (5)	$—	$32,901	$32,901
Interest rate swap (6)	—	324	324
Total Financial Liabilities	$—	$33,225	$33,225

	As of December 31, 2018
(in thousands)	Level 1	Level 2	Total
Assets
Money market investments (1)	$—	$75,500	$75,500
Marketable equity securities (2)	496,390	—	496,390
Other current investments (3)	11,203	6,988	18,191
Interest rate swap (4)	—	369	369
Total Financial Assets	$507,593	$82,857	$590,450
Liabilities
Deferred compensation plan liabilities (5)	$—	$36,080	$36,080

____________

(1)	The Company’s money market investments are included in Cash and Cash Equivalents and the value considers the liquidity of the counterparty.

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

In the second quarter of 2019, the Company recorded an other long-lived asset impairment charge of $0.7 million. The remeasurement of the other long-lived assets is classified as a Level 3 fair value assessment due to the significance of unobservable inputs developed in the determination of the fair value. The Company used a discounted cash flow model to determine the estimated fair value of the other long-lived assets and made estimates and assumptions regarding future cash flows and discount rates.

10. REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue Recognition. The Company’s revenue disaggregated by revenue source was as follows:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2019	2018	2019	2018
Education Revenue
Kaplan international	$188,580	$184,303	$374,336	$367,885
Higher education	76,288	85,981	159,068	185,811
Test preparation	65,673	68,604	126,823	127,755
Professional (U.S.)	35,147	31,057	76,361	64,413
Kaplan corporate and other	2,369	442	4,671	727
Intersegment elimination	(294)	(382)	(1,042)	(1,087)
	367,763	370,005	740,217	745,504
Television broadcasting	116,628	114,086	224,851	222,888
Manufacturing	114,873	126,462	230,030	243,868
Healthcare	40,641	38,208	78,369	75,829
SocialCode	16,382	14,770	29,829	28,069
Other	81,359	9,167	126,589	16,000
Intersegment elimination	(44)	(21)	(84)	(45)
Total Revenue	$737,602	$672,677	$1,429,801	$1,332,113

The Company generated 76% of its revenue from U.S. domestic sales for the three and six months ended June 30, 2019. The remaining 24% of revenue for the three and six months ended June 30, 2019, respectively, was generated from non-U.S. sales. For the three and six months ended June 30, 2018, 75% of revenue was from U.S. domestic sales, and the remaining 25% was generated from non-U.S. sales.
For the three and six months ended June 30, 2019, the Company recognized 76% of its revenue over time as control of the services and goods transferred to the customer, and 24% at a point in time, when the customer obtained control of the promised goods. For the three and six months ended June 30, 2018, the Company recognized 80% of its revenue over time, and the remaining 20% at a point in time.
Deferred Revenue. The Company records deferred revenue when cash payments are received or due in advance of the Company’s performance, including amounts which are refundable. The following table presents the change in the Company’s deferred revenue balance:

	As of
	June 30, 2019	December 31, 2018%
(in thousands)			Change
Deferred revenue	$245,729	$311,214	(21)

The majority of the change in the deferred revenue balance is related to the cyclical nature of services at the Kaplan international division. During the six months ended June 30, 2019, the Company recognized $233.1 million related to the Company’s deferred revenue balance as of December 31, 2018.
Revenue allocated to remaining performance obligations represents deferred revenue amounts that will be recognized as revenue in future periods. As of June 30, 2019, KTP’s deferred revenue balance related to certain medical and nursing qualifications with an original contract length greater than twelve months was $5.8 million. KTP expects to recognize 75% of this revenue over the next twelve months and the remainder thereafter.
Costs to Obtain a Contract. The following table presents changes in the Company’s costs to obtain a contract asset:

(in thousands)	Balance at Beginning of Period	Costs associated with new contracts	Less: Costs amortized during the period	Other	Balance at End of Period
2019	$21,311	$19,270	$(25,496)	$119	$15,204

The majority of other activity is related to currency translation adjustments during the six months ended June 30, 2019. Amortization expense for costs to obtain a contract was $13.6 million for the three months ended June 30, 2019.

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
The following reflects the Company’s net income and share data used in the basic and diluted earnings per share computations using the two-class method:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands, except per share amounts)	2019	2018	2019	2018
Numerator:
Numerator for basic earnings per share:
Net income attributable to Graham Holdings Company common stockholders	$57,081	$46,566	$138,829	$89,457
Less: Dividends paid-common stock outstanding and unvested restricted shares	(7,388)	(6,948)	(22,167)	(21,587)
Undistributed earnings	49,693	39,618	116,662	67,870
Percent allocated to common stockholders	99.43%	99.33%	99.43%	99.33%
	49,410	39,352	115,997	67,416
Add: Dividends paid-common stock outstanding	7,346	6,901	22,041	21,444
Numerator for basic earnings per share	$56,756	$46,253	$138,038	$88,860
Add: Additional undistributed earnings due to dilutive stock options	2	2	5	3
Numerator for diluted earnings per share	$56,758	$46,255	$138,043	$88,863
Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	5,285	5,325	5,285	5,380
Add: Effect of dilutive stock options	44	37	43	37
Denominator for diluted earnings per share	5,329	5,362	5,328	5,417
Graham Holdings Company Common Stockholders:
Basic earnings per share	$10.74	$8.69	$26.12	$16.52
Diluted earnings per share	$10.65	$8.63	$25.91	$16.40

Diluted earnings per share excludes the following weighted average potential common shares, as the effect would be antidilutive, as computed under the treasury stock method:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2019	2018	2019	2018
Weighted average restricted stock	12	21	11	24

The diluted earnings per share amounts for the three and six months ended June 30, 2019 and June 30, 2018 exclude the effects of 104,000 stock options outstanding, as their inclusion would have been antidilutive due to a market condition. The diluted earnings per share amounts for the three and six months ended June 30, 2018 exclude the effects of 5,250 restricted stock awards as their inclusion would have been antidilutive due to a performance condition.
In the three and six months ended June 30, 2019, the Company declared regular dividends totaling $1.39 and $4.17 per common share, respectively. In the three and six months ended June 30, 2018, the Company declared regular dividends totaling $1.33 and $3.99 per common share, respectively.
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

Defined Benefit Plans. The total benefit arising from the Company’s defined benefit pension plans consists of the following components:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2019	2018	2019	2018
Service cost	$4,963	$4,317	$10,184	$9,257
Interest cost	11,743	11,844	23,335	23,099
Expected return on assets	(30,285)	(32,796)	(61,123)	(65,282)
Amortization of prior service cost	825	36	1,234	78
Recognized actuarial loss (gain)	37	(2,974)	—	(4,020)
Net Periodic Benefit	(12,717)	(19,573)	(26,370)	(36,868)
Curtailment gain	—	—	—	(806)
Special separation benefit expense	6,607	—	6,607	—
Total Benefit	$(6,110)	$(19,573)	$(19,763)	$(37,674)

In the second quarter of 2019, the Company recorded $6.6 million in expenses related to a Separation Incentive Program for certain Kaplan employees, which will be funded from the assets of the Company’s pension plan.
The total cost arising from the Company’s Supplemental Executive Retirement Plan (SERP) consists of the following components:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2019	2018	2019	2018
Service cost	$215	$204	$429	$409
Interest cost	1,079	966	2,157	1,932
Amortization of prior service cost	84	78	169	156
Recognized actuarial loss	578	601	1,157	1,202
Net Periodic Cost	$1,956	$1,849	$3,912	$3,699

Defined Benefit Plan Assets. The Company’s defined benefit pension obligations are funded by a portfolio made up of a U.S. stock index fund, a relatively small number of stocks and high-quality fixed-income securities that are held by a third-party trustee. The assets of the Company’s pension plan were allocated as follows:

	As of
	June 30, 2019	December 31, 2018

U.S. equities	55%	53%
U.S. stock index fund	26%	28%
U.S. fixed income	13%	13%
International equities	6%	6%
	100%	100%

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

The Company evaluated its defined benefit pension plan asset portfolio for the existence of significant concentrations (defined as greater than 10% of plan assets) of credit risk as of June 30, 2019. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country and individual fund. At June 30, 2019 and December 31, 2018, the pension plan held investments in one common stock and one U.S. stock index fund that exceeded 10% of total plan assets. These investments were valued at $1,000.1 million and $945.6 million at June 30, 2019 and December 31, 2018, respectively, or approximately 41% and 45%, respectively, of total plan assets.
Other Postretirement Plans. The total cost arising from the Company’s other postretirement plans consists of the following components:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2019	2018	2019	2018
Service cost	$—	$268	$—	$536
Interest cost	72	169	144	339
Amortization of prior service credit	(1,840)	(44)	(3,681)	(88)
Recognized actuarial gain	(1,090)	(921)	(2,180)	(1,843)
Net Periodic Benefit	$(2,858)	$(528)	$(5,717)	$(1,056)

13. OTHER NON-OPERATING INCOME
A summary of non-operating income is as follows:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2019	2018	2019	2018
Gain on sale of an equity affiliate	$—	$—	$28,994	$—
Foreign currency gain (loss), net	109	(2,266)	623	(2,089)
Gain on sales of businesses	232	1,334	421	7,241
Gain on sale of a cost method investment	—	—	—	2,845
Gain (loss) on sale of property, plant and equipment	—	2,542	(44)	2,542
Other, net	887	723	585	981
Total Other Non-Operating Income	$1,228	$2,333	$30,579	$11,520

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
14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The other comprehensive loss consists of the following components:

	Three Months Ended June 30
	2019			2018
	Before-Tax	Income	After-Tax	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(11,104)	$—	$(11,104)	$(31,167)	$—	$(31,167)
Pension and other postretirement plans:
Amortization of net prior service (credit) cost included in net income	(931)	251	(680)	70	(19)	51
Amortization of net actuarial gain included in net income	(475)	129	(346)	(3,294)	888	(2,406)
	(1,406)	380	(1,026)	(3,224)	869	(2,355)
Cash flow hedges:
Gain for the period	40	(5)	35	371	(70)	301
Other Comprehensive Loss	$(12,470)	$375	$(12,095)	$(34,020)	$799	$(33,221)

	Six Months Ended June 30
	2019			2018
	Before-Tax	Income	After-Tax	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(1,071)	$—	$(1,071)	$(19,603)	$—	$(19,603)
Pension and other postretirement plans:
Amortization of net prior service (credit) cost included in net income	(2,278)	615	(1,663)	146	(40)	106
Amortization of net actuarial gain included in net income	(1,023)	276	(747)	(4,661)	1,257	(3,404)
	(3,301)	891	(2,410)	(4,515)	1,217	(3,298)
Cash flow hedges:
(Loss) gain for the period	(427)	103	(324)	607	(115)	492
Other Comprehensive Loss	$(4,799)	$994	$(3,805)	$(23,511)	$1,102	$(22,409)

The accumulated balances related to each component of other comprehensive income (loss) are as follows:

(in thousands, net of taxes)	Cumulative Foreign Currency Translation Adjustment	Unrealized Gain on Pensions and Other Postretirement Plans	Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance as of December 31, 2018	$(29,270)	$232,836	$263	$203,829
Other comprehensive loss before reclassifications	(1,071)	—	(226)	(1,297)
Net amount reclassified from accumulated other comprehensive income (loss)	—	(2,410)	(98)	(2,508)
Other comprehensive loss, net of tax	(1,071)	(2,410)	(324)	(3,805)
Balance as of June 30, 2019	$(30,341)	$230,426	$(61)	$200,024

The amounts and line items of reclassifications out of Accumulated Other Comprehensive Income (Loss) are as follows:

	Three Months Ended June 30		Six Months Ended June 30		Affected Line Item in the Condensed Consolidated Statements of Operations

(in thousands)	2019	2018	2019	2018
Pension and Other Postretirement Plans:
Amortization of net prior service (credit) cost	$(931)	$70	$(2,278)	$146	(1)
Amortization of net actuarial gain	(475)	(3,294)	(1,023)	(4,661)	(1)
	(1,406)	(3,224)	(3,301)	(4,515)	Before tax
	380	869	891	1,217	Provision for Income Taxes
	(1,026)	(2,355)	(2,410)	(3,298)	Net of Tax
Cash Flow Hedges
	(58)	(45)	(127)	(42)	Interest expense
	14	9	29	8	Provision for Income Taxes
	(44)	(36)	(98)	(34)	Net of Tax
Total reclassification for the period	$(1,070)	$(2,391)	$(2,508)	$(3,332)	Net of Tax
____________

(1)
These accumulated other comprehensive income components are components of net periodic pension and postretirement plan cost (see Note 12) and are included in non-operating pension and postretirement benefit income in the Company’s Condensed Consolidated Statements of Operations.

15. CONTINGENCIES AND REGULATORY MATTERS
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

On September 3, 2015, Kaplan sold to ECA substantially all of the assets of KHE nationally accredited on-ground Title IV eligible schools (KHE Campuses). The transaction included the transfer of certain real estate leases that were guaranteed by Kaplan. As part of the transaction, Kaplan retained liability for, among other things, obligations arising under certain lease guarantees. ECA is currently in receivership and has terminated all of its higher education operations other than the New England College of Business (NECB). The receiver has repudiated all of ECA’s real estate leases not connected to NECB. Although ECA is required to indemnify Kaplan for any amounts Kaplan must pay due to ECA’s failure to fulfill its obligations under real estate leases guaranteed by Kaplan, ECA’s financial situation and the existence of secured and unsecured creditors make it unlikely that Kaplan will recover from ECA. In the second half of 2018, the Company recorded an estimated $17.5 million in losses on guarantor lease obligations in connection with this transaction in other non-operating expense. The Company continues to monitor the status of these obligations and there was no significant change to estimated losses in the first half of 2019.
Her Majesty’s Revenue and Customs (HMRC), a department of the U.K. government responsible for the collection of taxes, has raised assessments against the Kaplan U.K. Pathways business for Value Added Tax (VAT) relating to 2017 and earlier years, which have been paid by Kaplan. In September 2017, in a case captioned Kaplan International Colleges UK Limited v. The Commissioners for Her Majesty’s Revenue and Customs, Kaplan challenged these assessments. The Company believes it has met all requirements under U.K. VAT law and expects to recover the £16.8 million receivable related to the assessments and subsequent payments that have been paid. Following a hearing held in January 2019, before the First Tier Tax Tribunal, all issues related to EU law in the case were referred to the Court of Justice of the European Union. If the Company does not prevail in this case, a pre-tax charge of £16.8 million will be recorded to operating expense in the Company’s Condensed Consolidated Statement of Operations.
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
In a separate matter, there was a legal case awaiting judgment at the Supreme Court in the U.K. as at December 31, 2018 that could have impacted U.K. Pathways’ ability to receive the benefit of an exemption from charging its students VAT on tuition fees. The case could have reversed or amended the law and guidance permitting private providers to qualify as a “college of a university” and, therefore, receive the benefit of an exemption from charging its students VAT on tuition fees. However the Supreme Court decided the case in the college’s favor. The result was more favorable to private providers working in collaboration with a university than the opposing view. The Supreme Court emphasized five key tests for a private provider to satisfy so that it could exempt its services as a “college of a university”, even if it did not have a constitutional link to the university. Satisfying these tests would generally show that the college had a sufficiently close relationship with the university and its activities were sufficiently integrated with the university, to constitute a “college of a university”. The new test has now been incorporated into official HMRC guidance.
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
Regulatory Matters. In November 2018, Kaplan Learning Institute in Singapore (KLI) was notified by SkillsFuture Singapore (SSG), a statutory board under the Singapore Ministry of Education, that its right to deliver workforce skills qualifications (WSQ) courses under the Leadership & People Management framework would be suspended for six months from December 1, 2018. In June 2019, SSG notified KLI that from July 1, 2019, SSG was suspending KLI’s WSQ Approved Training Organization status for twelve months and terminating its WSQ course accreditation and funding due to findings of non-compliance with WSQ assessment principles. Kaplan Singapore subsequently began voluntarily de-registering KLI as a Private Education institution. These actions have and will continue to adversely impact Kaplan Singapore’s revenues and operating results for 2019, as compared to 2018.

16. BUSINESS SEGMENTS
The Company has six reportable segments: Kaplan International, Kaplan Higher Education, Kaplan Test Preparation, Kaplan Professional (U.S.), Television Broadcasting and Healthcare.
The following table summarizes the financial information related to each of the Company’s business segments:

	Three Months Ended		Six months ended
	June 30		June 30
(in thousands)	2019	2018	2019	2018
Operating Revenues
Education	$367,763	$370,005	$740,217	$745,504
Television broadcasting	116,628	114,086	224,851	222,888
Healthcare	40,641	38,208	78,369	75,829
Other businesses	212,614	150,399	386,448	287,937
Corporate office	—	—	—	—
Intersegment elimination	(44)	(21)	(84)	(45)
	$737,602	$672,677	$1,429,801	$1,332,113
Income (Loss) from Operations
Education	$26,305	$37,554	$51,900	$60,254
Television broadcasting	44,494	41,118	80,034	81,660
Healthcare	2,598	764	4,927	(627)
Other businesses	(2,196)	(1,054)	(11,433)	(4,749)
Corporate office	(13,238)	(12,756)	(27,462)	(26,698)
	$57,963	$65,626	$97,966	$109,840
Equity in Earnings of Affiliates, Net	1,467	931	3,146	3,510
Interest Expense, Net	(6,807)	(15,264)	(12,532)	(21,963)
Debt Extinguishment Costs	—	(11,378)	—	(11,378)
Non-Operating Pension and Postretirement Benefit Income, Net	12,253	23,041	32,181	44,427
Gain (Loss) on Marketable Equity Securities, Net	7,791	(2,554)	31,857	(16,656)
Other Income, Net	1,228	2,333	30,579	11,520
Income Before Income Taxes	$73,895	$62,735	$183,197	$119,300
Depreciation of Property, Plant and Equipment
Education	$6,137	$6,839	$12,338	$14,445
Television broadcasting	3,293	2,974	6,532	6,045
Healthcare	607	647	1,217	1,300
Other businesses	3,605	2,906	6,838	5,965
Corporate office	242	253	482	506
	$13,884	$13,619	$27,407	$28,261
Amortization of Intangible Assets and Impairment of Long-Lived Assets
Education	$4,070	$1,663	$7,637	$2,812
Television broadcasting	1,408	1,408	2,816	2,816
Healthcare	1,410	1,809	2,808	3,617
Other businesses	6,685	6,519	13,372	12,538
Corporate office	—	—	—	—
	$13,573	$11,399	$26,633	$21,783
Pension Service Cost
Education	$2,522	$1,878	$5,186	$4,542
Television broadcasting	780	601	1,511	1,094
Healthcare	63	165	246	287
Other businesses	367	378	841	667
Corporate office	1,231	1,295	2,400	2,667
	$4,963	$4,317	$10,184	$9,257

Asset information for the Company’s business segments are as follows:

	As of
(in thousands)	June 30, 2019	December 31, 2018
Identifiable Assets
Education	$1,789,059	$1,568,747
Television broadcasting	475,379	452,853
Healthcare	123,876	108,596
Other businesses	962,227	827,113
Corporate office	160,095	162,971
	$3,510,636	$3,120,280
Investments in Marketable Equity Securities	518,099	496,390
Investments in Affiliates	159,660	143,813
Prepaid Pension Cost	1,024,555	1,003,558
Total Assets	$5,212,950	$4,764,041

The Company’s education division comprises the following operating segments:

	Three Months Ended		Six months ended
	June 30		June 30
(in thousands)	2019	2018	2019	2018
Operating Revenues
Kaplan international	$188,580	$184,303	$374,336	$367,885
Higher education	76,288	85,981	159,068	185,811
Test preparation	65,673	68,604	126,823	127,755
Professional (U.S.)	35,147	31,057	76,361	64,413
Kaplan corporate and other	2,369	442	4,671	727
Intersegment elimination	(294)	(382)	(1,042)	(1,087)
	$367,763	$370,005	$740,217	$745,504
Income (Loss) from Operations
Kaplan international	$25,537	$24,187	$49,822	$44,591
Higher education	2,721	11,219	4,636	12,574
Test preparation	4,289	6,120	3,835	6,641
Professional (U.S.)	4,745	4,780	16,004	14,095
Kaplan corporate and other	(10,990)	(8,763)	(22,394)	(17,658)
Intersegment elimination	3	11	(3)	11
	$26,305	$37,554	$51,900	$60,254
Depreciation of Property, Plant and Equipment
Kaplan international	$3,716	$3,764	$7,598	$7,738
Higher education	629	1,274	1,226	3,132
Test preparation	779	973	1,584	1,951
Professional (U.S.)	959	670	1,824	1,312
Kaplan corporate and other	54	158	106	312
	$6,137	$6,839	$12,338	$14,445
Amortization of Intangible Assets	$3,377	$1,663	$6,944	$2,812
Impairment of Long-lived Assets	$693	$—	$693	$—
Pension Service Cost
Kaplan international	$110	$84	$227	$167
Higher education	1,102	804	2,265	2,210
Test preparation	821	729	1,687	1,458
Professional (U.S.)	329	290	677	580
Kaplan corporate and other	160	(29)	330	127
	$2,522	$1,878	$5,186	$4,542

Asset information for the Company’s education division is as follows:

	As of
(in thousands)	June 30, 2019	December 31, 2018
Identifiable assets
Kaplan international	$1,225,819	$1,101,040
Higher education	186,623	126,752
Test preparation	158,612	145,308
Professional (U.S.)	156,632	166,916
Kaplan corporate and other	61,373	28,731
	$1,789,059	$1,568,747

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.
This analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto.
Results of Operations
The Company reported net income attributable to common shares of $57.1 million ($10.65 per share) for the second quarter of 2019, compared to $46.6 million ($8.63 per share) for the second quarter of 2018.
Items included in the Company’s net income for the second quarter of 2019:

•
a $7.8 million reduction to operating expenses from property, plant and equipment gains in connection with the spectrum repacking mandate of the FCC (after-tax impact of $6.0 million, or $1.13 per share);

•	$6.6 million in expenses related to a non-operating Separation Incentive Program at the education division (after-tax impact of $5.1 million, or $0.95 per share);

•	$7.8 million in net gains on marketable equity securities (after-tax impact of $5.8 million, or $1.09 per share); and

•	$0.1 million in non-operating foreign currency gains (after-tax impact of $0.1 million, or $0.02 per share).
Items included in the Company’s net income for the second quarter of 2018:

•
an $0.8 million reduction to operating expenses from property, plant and equipment gains in connection with the spectrum repacking mandate of the FCC (after-tax impact of $0.6 million, or $0.11 per share);

•	$6.2 million in interest expense related to the settlement of a mandatorily redeemable noncontroling interest ($1.14 per share);

•	$11.4 million in debt extinguishment costs (after-tax impact of $8.6 million, or $1.60 per share);

•	$2.6 million in net losses on marketable equity securities (after-tax impact of $1.9 million or $0.36 per share); and

•	$2.3 million in non-operating foreign currency losses (after-tax impact of $1.7 million, or $0.32 per share).
Revenue for the second quarter of 2019 was $737.6 million, up 10% from $672.7 million in the second quarter of 2018, largely due to the acquisition of two automotive dealerships that closed in January 2019. Revenues grew at television broadcasting, healthcare, and SocialCode, partially offset by declines at the education and manufacturing divisions. The Company reported operating income of $58.0 million for the second quarter of 2019, compared to $65.6 million for the second quarter of 2018. The operating income decline is driven by lower earnings in the education and manufacturing divisions, partially offset by improvements in television broadcasting, healthcare and other businesses results.
For the first six months of 2019, the Company reported net income attributable to common shares of $138.8 million ($25.91 per share), compared to $89.5 million ($16.40 per share) for the first six months of 2018.
Items included in the Company’s net income for the six months of 2019:

•
a $9.6 million reduction to operating expenses from property, plant and equipment gains in connection with the spectrum repacking mandate of the FCC (after-tax impact of $7.4 million, or $1.38 per share);

•	$6.6 million in expenses related to a non-operating Separation Incentive Program at the education division (after-tax impact of $5.1 million, or $0.95 per share);

•	$31.9 million in net gains on marketable equity securities (after-tax impact of $23.9 million, or $4.46 per share);

•	$29.0 million gain from the sale of Gimlet Media (after-tax impact of $21.7 million, or $4.06 per share);

•	$0.6 million in non-operating foreign currency gains (after-tax impact of $0.5 million, or $0.09 per share); and

•	$1.7 million in income tax benefits related to stock compensation ($0.32 per share).

Items included in the Company’s net income for the six months of 2018:

•
a $1.1 million reduction to operating expenses from property, plant and equipment gains in connection with the spectrum repacking mandate of the FCC (after-tax impact of $0.8 million, or $0.15 per share);

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
Revenue for the first six months of 2019 was $1,429.8 million, up 7% from $1,332.1 million in the first six months of 2018, largely due to the acquisition of two automotive dealerships that closed in January 2019. Revenues grew at television broadcasting, healthcare and SocialCode, partially offset by declines at the education and manufacturing divisions. The Company reported operating income of $98.0 million for the first six months of 2019, compared to $109.8 million for the first six months of 2018. Operating results declined at the education, television broadcasting and manufacturing businesses, partially offset by improvements at healthcare and other businesses.
Division Results
Education
Education division revenue totaled $367.8 million for the second quarter of 2019, down 1% from $370.0 million for the same period of 2018. Kaplan reported operating income of $26.3 million for the second quarter of 2019, down 30% from $37.6 million for the second quarter of 2018.
For the first six months of 2019, education division revenue totaled $740.2 million, down 1% from revenue of $745.5 million for the same period of 2018. Kaplan reported operating income of $51.9 million for the first six months of 2019, a 14% decline from $60.3 million for the first six months of 2018.
A summary of Kaplan’s operating results is as follows:

	Three Months Ended			Six Months Ended
	June 30			June 30
(in thousands)	2019	2018	% Change	2019	2018	% Change
Revenue
Kaplan international	$188,580	$184,303	2	$374,336	$367,885	2
Higher education	76,288	85,981	(11)	159,068	185,811	(14)
Test preparation	65,673	68,604	(4)	126,823	127,755	(1)
Professional (U.S.)	35,147	31,057	13	76,361	64,413	19
Kaplan corporate and other	2,369	442	—	4,671	727	—
Intersegment elimination	(294)	(382)	—	(1,042)	(1,087)	—
	$367,763	$370,005	(1)	$740,217	$745,504	(1)
Operating Income (Loss)
Kaplan international	$25,537	$24,187	6	$49,822	$44,591	12
Higher education	2,721	11,219	(76)	4,636	12,574	(63)
Test preparation	4,289	6,120	(30)	3,835	6,641	(42)
Professional (U.S.)	4,745	4,780	(1)	16,004	14,095	14
Kaplan corporate and other	(6,920)	(7,100)	3	(14,757)	(14,846)	1
Amortization of intangible assets	(3,377)	(1,663)	—	(6,944)	(2,812)	—
Impairment of long-lived assets	(693)	—	—	(693)	—	—
Intersegment elimination	3	11	—	(3)	11	—
	$26,305	$37,554	(30)	$51,900	$60,254	(14)
Kaplan International includes English-language programs, and postsecondary education and professional training businesses largely outside the United States. Kaplan International revenue increased 2% for both the second quarter and first six months of 2019. On a constant currency basis, revenue increased 5% and 6% for the second quarter and first six months of 2019, respectively. Operating income increased to $25.5 million in the second quarter of 2019, compared to $24.2 million in the second quarter of 2018. Operating income increased to $49.8 million in the first six months of 2019, compared to $44.6 million in the first six months of 2018. Revenue and operating income increased due to improved results at Pathways and UK Professional, offset by declines in Singapore and English Language training.
In November 2018, Kaplan Learning Institute in Singapore (KLI) was notified by SkillsFuture Singapore (SSG), a statutory board under the Singapore Ministry of Education, that its right to deliver workforce skills qualifications (WSQ) courses under the Leadership & People Management framework would be suspended for six months from December 1, 2018. In June 2019, SSG notified KLI that from July 1, 2019, SSG was suspending KLI’s WSQ Approved Training Organization status for twelve months and terminating its WSQ course accreditation and funding due to findings of non-compliance with WSQ assessment principles. Kaplan Singapore subsequently began voluntarily de-registering KLI as a Private Education institution. These actions have and will continue to adversely impact Kaplan Singapore’s revenues and operating results for 2019, as compared to 2018.
Prior to the KU Transaction closing on March 22, 2018, Higher Education included Kaplan’s domestic postsecondary education businesses, made up of fixed-facility colleges and online postsecondary and career programs. Following the KU Transaction closing, the Higher Education division includes the results as a service provider to higher education institutions. In the second quarter and first six months of 2019, Higher Education revenue was down 11% and 14%, respectively, due to the KU Transaction. In the first six months of 2019, the Company recorded a portion of the service fee with Purdue Global based on an assessment of its collectability under the TOSA. This resulted in a decline in Higher Education results for the first six months of 2019, as the Company recorded the full service fee for Purdue Global for the first six months of 2018. Following the transition from KU, Purdue Global launched a planned marketing campaign to fully establish its new brand. This significant marketing spend, which the Company supports, impacts the cash generated by Purdue Global and its current ability to fully pay the KHE service fee under the TOSA. The Company will continue to assess the collectability of the service fee with Purdue Global on a quarterly basis to make a determination as to whether to record all or part of the service fee in the future and whether to make adjustments to service fee amounts recognized in earlier periods.
Kaplan Test Preparation (KTP) includes Kaplan’s standardized test preparation programs. In September 2018, KTP acquired the test preparation and study guide assets of Barron’s Educational Series, a New York-based education publishing company. KTP revenue decreased 4% and 1% for the second quarter and first six months of 2019, respectively. Excluding revenue from the Barron’s acquisition, revenues were down 11% and 8%, respectively, due to declines in demand for classroom-based offerings, offset in part by growth in online-based programs. KTP operating results declined 30% and 42% in the second quarter and first six months of 2019, respectively, due primarily to revenue declines for classroom-based offerings. Operating losses for the new economy skills training programs were $2.0 million and $1.8 million for the first six months of 2019 and 2018, respectively.
In the second quarter of 2019, the Company approved a Separation Incentive Program (SIP) that will reduce the number of employees at KTP and Higher Education. In connection with the SIP, the Company recorded $6.6 million in non-operating pension expense in the second quarter of 2019.
Kaplan Professional (U.S.) includes the domestic professional and other continuing education businesses. In the second quarter and first six months of 2019, Kaplan Professional (U.S.) revenue was up 13% and 19%, due to the May 2018 acquisition of Professional Publications, Inc. (PPI), an independent publisher of professional licensing exam review materials that provides engineering, surveying, architecture, and interior design licensure exam review products, and the July 2018 acquisition of College for Financial Planning (CFFP), a provider of financial education and training to individuals through programs of study for professionals pursuing a career in Financial Planning. Kaplan Professional (U.S.) operating results declined in the second quarter of 2019, due to lower demand for real estate and accountancy programs and increased spending for sales and marketing. Kaplan Professional (U.S) operating results increased 14% for the first six months of 2019, due mostly to earnings from PPI and CFFP.
Kaplan corporate and other represents unallocated expenses of Kaplan, Inc.’s corporate office, other minor businesses and certain shared activities.
Television Broadcasting
Revenue at the television broadcasting division increased 2% to $116.6 million in the second quarter of 2019, from $114.1 million in the same period of 2018. The revenue increase is due to $4.8 million in higher retransmission revenues, offset by a $3.4 million decrease in political advertising revenue. In the second quarter of 2019 and 2018, the television broadcasting division recorded $7.8 million and $0.8 million, respectively, in reductions to operating expenses related to property, plant and equipment gains due to new equipment received at no cost in connection with the spectrum repacking mandate of the FCC. Operating income for the second quarter of 2019 increased 8% to $44.5 million, from $41.1 million in the same period of 2018, due to increased property, plant and equipment gains, partially offset by higher network fees.

Revenue at the television broadcasting division increased 1% to $224.9 million in the first six months of 2019, from $222.9 million in the same period of 2018. The revenue increase is due primarily to $14.4 million in higher retransmission revenues, offset by an $8.6 million decrease in 2018 incremental winter Olympics-related advertising revenue at the Company’s NBC stations and a $5.1 million decrease in political advertising revenue. In the first six months of 2019 and 2018, the television broadcasting division recorded $9.6 million and $1.1 million, respectively, in reductions to operating expenses related to non-cash property, plant and equipment gains due to new equipment received at no cost in connection with the spectrum repacking mandate of the FCC. Operating income for the first six months of 2019 decreased 2% to $80.0 million from $81.7 million in the same period of 2018, due to the decline in political advertising revenue, the absence of winter Olympics-related advertising and increased network fees, partially offset by increased property, plant and equipment gains.
In March 2019, the Company’s television station in Orlando (WKMG) entered into a new network affiliation agreement with CBS that covers the period April 7, 2019 through June 30, 2022.
Healthcare
The Graham Healthcare Group (GHG) provides home health and hospice services in three states. Healthcare revenues increased in the first six months of 2019, largely due to growth in home health and hospice services. The improvement in GHG operating results in 2019 is due to increased revenues and the absence of integration costs and other overall cost reduction in the first six months of 2019.
Other Businesses
A summary of Other Businesses’ operating results is as follows:

	Three Months Ended			Six Months Ended
	June 30%			June 30%
(in thousands)	2019	2018	Change	2019	2018	Change
Operating Revenues
Manufacturing	$114,873	$126,462	(9)	$230,030	$243,868	(6)
SocialCode	16,382	14,770	11	29,829	28,069	6
Other	81,359	9,167	—	126,589	16,000	—
	$212,614	$150,399	41	$386,448	$287,937	34
Operating Expenses
Manufacturing	$110,181	$117,797	(6)	$222,064	$226,575	(2)
SocialCode	17,357	16,512	5	34,822	33,592	4
Other	87,272	17,144	—	140,995	32,519	—
	$214,810	$151,453	42	$397,881	$292,686	36
Operating Income (Loss)
Manufacturing	$4,692	$8,665	(46)	$7,966	$17,293	(54)
SocialCode	(975)	(1,742)	44	(4,993)	(5,523)	10
Other	(5,913)	(7,977)	26	(14,406)	(16,519)	13
	$(2,196)	$(1,054)	—	$(11,433)	$(4,749)	—
Depreciation
Manufacturing	$2,384	$2,331	2	$4,817	$4,782	1
SocialCode	384	200	92	536	433	24
Other	837	375	—	1,485	750	98
	$3,605	$2,906	24	$6,838	$5,965	15
Amortization of Intangible Assets
Manufacturing	$6,528	$5,935	10	$13,058	$11,871	10
SocialCode	157	584	(73)	314	667	(53)
Other	—	—	—	—	—	—
	$6,685	$6,519	3	$13,372	$12,538	7
Pension Expense
Manufacturing	$15	$19	(21)	$40	$36	11
SocialCode	191	205	(7)	439	361	22
Other	161	154	5	362	270	34
	$367	$378	(3)	$841	$667	26
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

Manufacturing revenues declined 9% and 6% in the second quarter and first six months of 2019, respectively, due to a decline at Hoover from lower wood prices, partially offset by increases due to the Furnlite acquisition. Manufacturing operating income declined in the second quarter and first six months of 2019 due largely to increased labor and other operating costs at Hoover and Dekko, along with gains on inventory sales at Hoover in 2018.
SocialCode is a provider of marketing solutions on social, mobile and video platforms. In the third quarter of 2018, SocialCode acquired Marketplace Strategy, a Cleveland-based Amazon sales acceleration agency. SocialCode’s revenue increased 11% and 6% in the second quarter and first six months of 2019, respectively. SocialCode reported operating losses of $1.0 million and $5.0 million in the second quarter and first six months of 2019, respectively, compared to $1.7 million and $5.5 million in the second quarter and first six months of 2018, respectively.
On January 31, 2019, the Company acquired two automotive dealerships, Lexus of Rockville and Honda of Tysons Corner, from Sonic Automotive. The Company also announced it had entered into an agreement with Christopher J. Ourisman, a member of the Ourisman Automotive Group family of dealerships. Mr. Ourisman and his team of industry professionals operate and manage the dealerships. Graham Holdings Company holds a 90% stake. Revenues from other businesses increased due mostly to the automotive dealership acquisition. Operating results from other businesses also improved in the first six months of 2019, due partly to the acquisition.
Other businesses also includes Slate and Foreign Policy, which publish online and print magazines and websites; and three investment stage businesses, Megaphone, Pinna and CyberVista. Megaphone, Slate and CyberVista reported revenue increases in the first six months of 2019. Losses from each of these five businesses in the first six months of 2019 adversely affected operating results.
On July 31, 2019, the Company announced the closing on its acquisition of Clyde’s Restaurant Group (CRG). CRG owns and operates thirteen restaurants and entertainment venues in the Washington, DC metropolitan area, including Old Ebbitt Grill and The Hamilton, two of the top twenty highest grossing independent restaurants in the United States. CRG will be managed by its existing management team as a wholly-owned subsidiary of the Company.
Corporate Office
Corporate office includes the expenses of the Company’s corporate office and certain continuing obligations related to prior business dispositions.
Equity in Earnings of Affiliates
At June 30, 2019, the Company held an 11% interest in Intersection Holdings, LLC, a company that provides digital marketing and advertising services and products for cities, transit systems, airports, and other public and private spaces. The Company also holds interests in a number of home health and hospice joint ventures, and several other affiliates. The Company recorded equity in earnings of affiliates of $1.5 million for the second quarter of 2019, compared to $0.9 million for the second quarter of 2018. The Company recorded $3.1 million for the first six months of 2019, compared to $3.5 million for the first six months of 2018.
Net Interest Expense, Debt Extinguishment Costs and Related Balances
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
The Company incurred net interest expense of $6.8 million and $12.5 million for the second quarter and first six months of 2019, respectively, compared to $15.3 million and $22.0 million for the second quarter and first six months of 2018, respectively. The Company incurred $6.2 million in interest expense related to the mandatorily redeemable noncontrolling interest at the Graham Healthcare Group settled in the second quarter of 2018. The higher interest expense in 2018 is also due to both the $400 million eight-year and ten-year notes outstanding for the month of June 2018.
At June 30, 2019, the Company had $506.4 million in borrowings outstanding at an average interest rate of 5.1% and cash, marketable equity securities and other investments of $724.5 million.

Non-operating Pension and Postretirement Benefit Income, net
The Company recorded net non-operating pension and postretirement benefit income of $12.3 million and $32.2 million for the second quarter and first six months of 2019, respectively, compared to $23.0 million and $44.4 million for the second quarter and first six months of 2018, respectively.
In the second quarter of 2019, the Company recorded $6.6 million in expenses related to a non-operating Separation Incentive Program at the education division.
Gain (Loss) on Marketable Equity Securities, net
Overall, the Company recognized $7.8 million and $31.9 million in net gains on marketable equity securities in the second quarter and first six months of 2019, respectively, compared to $2.6 million and $16.7 million in net losses on marketable equity securities in the second quarter and first six months of 2018, respectively.
Other Non-Operating Income
The Company recorded total other non-operating income, net, of $1.2 million for the second quarter of 2019, compared to $2.3 million for the second quarter of 2018. The 2019 amounts included $0.1 million in foreign currency gains and other items. The 2018 amounts included a $1.4 million contingent consideration gain related to the sale of a business; a $2.5 million gain on sale of land and other items; partially offset by $2.3 million in foreign currency losses.
The Company recorded total other non-operating income, net, of $30.6 million for the first six months of 2019, compared to $11.5 million for the first six months of 2018. The 2019 amounts included a $29.0 million gain on the sale of the Company’s interest in Gimlet Media; $0.6 million in foreign currency gains and other items. The 2018 amounts included a $7.2 million gain on sales of businesses and related contingent consideration; a $2.8 million gain on sale of a cost method investment; a $2.5 million gain on sale of land and other items; offset by $2.1 million in foreign currency losses.
Provision for Income Taxes
The Company’s effective tax rate for the first six months of 2019 and 2018 was 24.2% and 24.9%, respectively.
In the first quarter of 2019 and 2018, the Company recorded income tax benefits related to stock compensation of $1.7 million and $1.8 million, respectively.
Earnings Per Share
The calculation of diluted earnings per share for the second quarter and first six months of 2019 was based on 5,328,252 and 5,327,369 weighted average shares outstanding, compared to 5,362,277 and 5,417,162 for the second quarter and first six months of 2018. At June 30, 2019, there were 5,314,930 shares outstanding. On November 9, 2017, the Board of Directors authorized the Company to acquire up to 500,000 shares of its Class B common stock; the Company has remaining authorization for 273,655 shares as of June 30, 2019.
Financial Condition: Capital Resources and Liquidity
Acquisitions and Dispositions of Businesses and Other Transactions
Acquisitions.  In July 2019, Graham Healthcare Group (GHG) acquired an interest in a small business which will be included in the healthcare division. On July 11, 2019, Kaplan acquired Heverald, the owner of ESL Education, Europe’s largest language-travel agency and Alpadia, a chain of German and French language schools and junior summer camps. The acquisition is expected to provide synergies within Kaplan’s International English business and will be included in its international division.
On July 31, 2019, the Company announced the closing on its acquisition of Clyde’s Restaurant Group (CRG). CRG owns and operates 13 restaurants and entertainment venues in the Washington, DC metropolitan area, including Old Ebbitt Grill and The Hamilton, two of the top 20 highest grossing independent restaurants in the United States. CRG will be managed by its existing management team as a wholly-owned subsidiary of the Company and will be included in other businesses.
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
Kaplan University Transaction. On March 22, 2018, the Company closed on the Kaplan University (KU) transaction and recorded a pre-tax gain of $4.3 million in the first quarter of 2018. For financial reporting purposes, Kaplan may receive payment of additional consideration related to the sale of the institutional assets as part of its fee to the extent there are sufficient revenues available after paying all amounts required by the Transition and Operations Support Agreement (TOSA). The Company did not recognize any contingent consideration as part of the initial disposition. In the three and six months ended June 30, 2019, the Company recorded a $0.2 million and $0.4 million contingent consideration gain, respectively. In the three and six months ended June 30, 2018, the Company recorded a $1.4 million contingent consideration gain related to the disposition.
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

Capital Expenditures
During the first six months of 2019, the Company’s capital expenditures totaled $51.1 million. This amount includes assets acquired during the year, whereas the amounts reflected in the Company’s Condensed Consolidated Statements of Cash Flows are based on cash payments made during the relevant periods. The Company estimates that its capital expenditures will be in the range of $90 million to $100 million in 2019. This includes amounts for constructing an academic and student residential facility in connection with Kaplan’s Pathways program in Liverpool, U.K. This also includes capital expenditures in connection with spectrum repacking at the Company’s television stations in Detroit, MI, Jacksonville, FL, and Roanoke, VA, as mandated by the FCC; these expenditures are expected to be largely reimbursed to the Company by the FCC.
Liquidity
The Company’s borrowings were $506.4 million and $477.1 million, at June 30, 2019 and December 31, 2018, respectively.
At June 30, 2019, the Company had cash and cash equivalents, restricted cash and investments in marketable securities and other investments totaling $724.5 million, compared with $778.7 million at December 31, 2018. At June 30, 2019, the Company held approximately $86 million in cash and cash equivalents in businesses domiciled outside the U.S., of which approximately $8 million is not available for immediate use in operations or for distribution. Additionally, Kaplan’s business operations outside the U.S. retain cash balances to support ongoing working capital requirements, capital expenditures, and regulatory requirements. As a result, the Company considers a significant portion of the cash and cash equivalents balance held outside the U.S. as not readily available for use in U.S. operations.
The Company’s net cash used by operating activities, as reported in the Company’s Condensed Consolidated Statements of Cash Flows, was $16.7 million for the first six months of 2019, compared to net cash provided by operating activities of $70.5 million for the first six months of 2018. The decrease is due to changes in working capital and an increase in incentive compensation payments.
On January 31, 2019, the Company’s automotive subsidiary entered into a Commercial Note with SunTrust Bank in an aggregate principal amount of $30 million. The Commercial Note is payable over a 10 year period in monthly installments of $0.25 million, plus accrued and unpaid interest, due on the first of each month, with a final payment on January 31, 2029. The Commercial Note bears interest at LIBOR plus an applicable interest rate of 1.75% or 2.00% per annum, in each case determined on a quarterly basis based upon the automotive subsidiary’s Adjusted Leverage Ratio. The Commercial Note contains terms and conditions, including remedies in the event of a default by the automotive subsidiary. On the same date, the Company’s automotive subsidiary entered into an interest rate swap agreement with a total notional value of $30 million and a maturity date of January 31, 2029. The interest rate swap agreement will pay the automotive subsidiary variable interest on the $30 million notional amount at the one-month LIBOR, and the automotive subsidiary will pay counterparties a fixed rate of 2.7%, effectively resulting in a total fixed interest rate of 4.7% on the outstanding borrowings at the current applicable margin of 2.0%. The interest rate swap agreement was entered into to convert the variable rate borrowing under the Commercial Note into a fixed rate borrowing. Based on the terms of the interest rate swap agreement and the underlying borrowing, the interest rate swap was determined to be effective and thus qualifies as a cash flow hedge. As such, changes in the fair value of the interest rate swap are recorded in other comprehensive income on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows.
The Company finances all new vehicle inventory through a standardized floor plan facility (the “floor plan facility”) with SunTrust Bank. The new vehicle floor plan facility bears interest at variable rates that are based on LIBOR plus 1.15% per annum. The weighted average interest rate for the floor plan facility was 3.4% and 3.5%, respectively, for the three and six months ended June 30, 2019. As of June 30, 2019, the aggregate capacity under the floor plan facility was $60 million, of which $50.4 million had been utilized, and is included in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheet.
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
At June 30, 2019 and December 31, 2018, the Company had working capital of $670.7 million and $720.2 million, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments. The Company expects to fund its estimated capital needs primarily through existing cash balances and internally generated funds. In management’s opinion, the Company will have sufficient liquidity to meet its various cash needs within the next 12 months.
The Company adopted the new lease accounting guidance on January 1, 2019 and recognized right-of-use assets of $369.3 million and lease liabilities of $418.3 million. Please refer to Note 1 - Organization, Basis of Presentation and Recent Accounting Pronouncements and Note 6 - Leases for further discussion of the new lease accounting guidance.
At June 30, 2019, the Company had additional contractual obligations and commitments for acquisitions, network agreements and leases that were entered into since December 31, 2018 totaling $178 million.

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
Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (the Company’s principal executive officer) and the Company’s Chief Financial Officer (the Company’s principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of June 30, 2019. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer. *

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAHAM HOLDINGS COMPANY
(Registrant)

Date: July 31, 2019	/s/ Timothy J. O’Shaughnessy
Timothy J. O’Shaughnessy, President & Chief Executive Officer (Principal Executive Officer)

Date: July 31, 2019	/s/ Wallace R. Cooney
Wallace R. Cooney, Chief Financial Officer (Principal Financial Officer)