Form 10-Q
period 2019-09-30
Graham Holdings Co
filed 2019-10-30
CIK 104889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2019
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 001-06714
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
Shares outstanding at October 25, 2019:
Class A Common Stock – 964,001 Shares
Class B Common Stock – 4,350,385 Shares

GRAHAM HOLDINGS COMPANY
Index to Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2019 and 2018	1

	Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three and Nine Months Ended September 30, 2019 and 2018	2

	Condensed Consolidated Balance Sheets at September 30, 2019 (Unaudited) and December 31, 2018	3

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2019 and 2018	4

	Condensed Consolidated Statements of Changes in Common Stockholders' Equity (Unaudited) for the Three and Nine Months Ended September 30, 2019 and 2018	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

	Organization, Basis of Presentation and Recent Accounting Pronouncements	7
	Acquisitions and Dispositions of Businesses	8
	Investments	10
	Accounts Receivable	12
	Inventories, Contracts in Progress and Vehicle Floor Plan Payable	12
	Leases	12
	Goodwill and Other Intangible Assets	14
	Debt	15
	Fair Value Measurements	17
	Revenue From Contracts With Customers	18
	Earnings Per Share	19
	Pension and Postretirement Plans	19
	Other Non-Operating Income	21
	Accumulated Other Comprehensive Income (Loss)	22
	Contingencies and Regulatory Matters	23
	Business Segments	25

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	30

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	40

Item 4.	Controls and Procedures	40

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	41

Item 6.	Exhibits	43

Signatures		44

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30

(in thousands, except per share amounts)	2019	2018	2019	2018
Operating Revenues	$738,820	$674,766	$2,168,621	$2,006,879
Operating Costs and Expenses
Operating	517,935	448,920	1,498,928	1,254,726
Selling, general and administrative	175,322	131,081	472,124	497,504
Depreciation of property, plant and equipment	15,351	13,648	42,758	41,909
Amortization of intangible assets	13,572	12,269	39,512	34,052
Impairment of long-lived assets	372	8,109	1,065	8,109
	722,552	614,027	2,054,387	1,836,300
Income from Operations	16,268	60,739	114,234	170,579
Equity in earnings of affiliates, net	4,683	9,537	7,829	13,047
Interest income	1,474	611	4,753	3,884
Interest expense	(6,776)	(6,135)	(22,587)	(31,371)
Debt extinguishment costs	—	—	—	(11,378)
Non-operating pension and postretirement benefit income, net	19,556	22,214	51,737	66,641
Gain on marketable equity securities, net	17,404	44,962	49,261	28,306
Other income, net	5,556	3,142	36,135	14,662
Income Before Income Taxes	58,165	135,070	241,362	254,370
Provision for Income Taxes	15,200	10,000	59,500	39,700
Net Income	42,965	125,070	181,862	214,670
Net Loss (Income) Attributable to Noncontrolling Interests	180	(6)	112	(149)
Net Income Attributable to Graham Holdings Company Common Stockholders	$43,145	$125,064	$181,974	$214,521
Per Share Information Attributable to Graham Holdings Company Common Stockholders
Basic net income per common share	$8.12	$23.43	$34.24	$39.81
Basic average number of common shares outstanding	5,285	5,302	5,285	5,354
Diluted net income per common share	$8.05	$23.28	$33.96	$39.54
Diluted average number of common shares outstanding	5,329	5,337	5,328	5,390
See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2019	2018	2019	2018
Net Income	$42,965	$125,070	$181,862	$214,670
Other Comprehensive Loss, Before Tax
Foreign currency translation adjustments:
Translation adjustments arising during the period	(16,684)	(2,844)	(17,755)	(22,447)
Pension and other postretirement plans:
Amortization of net prior service (credit) cost included in net income	(932)	69	(3,210)	215
Amortization of net actuarial gain included in net income	(511)	(3,295)	(1,534)	(7,956)
	(1,443)	(3,226)	(4,744)	(7,741)
Cash flow hedges (loss) gain	(477)	(6)	(904)	601
Other Comprehensive Loss, Before Tax	(18,604)	(6,076)	(23,403)	(29,587)
Income tax benefit related to items of other comprehensive loss	518	874	1,512	1,976
Other Comprehensive Loss, Net of Tax	(18,086)	(5,202)	(21,891)	(27,611)
Comprehensive Income	24,879	119,868	159,971	187,059
Comprehensive loss (income) attributable to noncontrolling interests	180	(6)	112	(149)
Total Comprehensive Income Attributable to Graham Holdings Company	$25,059	$119,862	$160,083	$186,910

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands)	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$142,264	$253,256
Restricted cash	15,143	10,859
Investments in marketable equity securities and other investments	554,211	514,581
Accounts receivable, net	612,141	582,280
Income taxes receivable	9,440	19,166
Inventories and contracts in progress	113,196	69,477
Other current assets	87,863	82,723
Total Current Assets	1,534,258	1,532,342
Property, Plant and Equipment, Net	370,882	293,085
Lease Right-of-Use Assets	503,830	—
Investments in Affiliates	163,986	143,813
Goodwill, Net	1,345,393	1,297,712
Indefinite-Lived Intangible Assets	144,477	99,052
Amortized Intangible Assets, Net	245,393	263,261
Prepaid Pension Cost	1,038,676	1,003,558
Deferred Income Taxes	11,400	13,388
Deferred Charges and Other Assets	129,451	117,830
Total Assets	$5,487,746	$4,764,041

Liabilities and Equity
Current Liabilities
Accounts payable and accrued liabilities	$477,522	$486,578
Deferred revenue	337,573	308,728
Income taxes payable	6,668	10,496
Current portion of lease liabilities	78,114	—
Current portion of long-term debt	81,697	6,360
Dividends declared	7,387	—
Total Current Liabilities	988,961	812,162
Accrued Compensation and Related Benefits	177,116	179,652
Other Liabilities	27,398	57,901
Deferred Income Taxes	348,054	322,421
Lease Liabilities	462,868	—
Long-Term Debt	420,535	470,777
Total Liabilities	2,424,932	1,842,913
Redeemable Noncontrolling Interest	3,903	4,346
Preferred Stock	—	—
Common Stockholders’ Equity
Common stock	20,000	20,000
Capital in excess of par value	379,923	378,837
Retained earnings	6,388,546	6,236,125
Accumulated other comprehensive income, net of tax
Cumulative foreign currency translation adjustment	(47,025)	(29,270)
Unrealized gain on pensions and other postretirement plans	229,373	232,836
Cash flow hedges	(410)	263
Cost of Class B common stock held in treasury	(3,918,397)	(3,922,009)
Total Common Stockholders’ Equity	3,052,010	2,916,782
Noncontrolling Interest	6,901	—
Total Equity	3,058,911	2,916,782
Total Liabilities and Equity	$5,487,746	$4,764,041

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30
(in thousands)	2019	2018
Cash Flows from Operating Activities
Net Income	$181,862	$214,670
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment of long-lived assets	83,335	84,070
Amortization of lease right-of-use asset	61,797	—
Net pension benefit and special separation benefit expense	(33,061)	(55,458)
Gain on marketable equity securities and cost method investments, net	(54,341)	(36,793)
Gain on disposition of businesses, property, plant and equipment and investments, net	(28,871)	(13,379)
Provision for doubtful trade and other receivables	21,532	7,858
Debt extinguishment costs	—	10,563
Stock-based compensation expense, net	4,752	5,172
Foreign exchange (gain) loss	(1,284)	2,205
Write-down of cost method investments	—	2,500
Equity in earnings of affiliates, net of distributions	(3,882)	(10,294)
Provision (benefit) for deferred income taxes	26,310	(10,867)
Change in operating assets and liabilities:
Accounts receivable, net	(47,308)	47,342
Inventories	(11,969)	(10,913)
Accounts payable and accrued liabilities	(60,708)	(95,100)
Deferred revenue	24,920	38,148
Income taxes receivable	5,526	23,073
Other assets and other liabilities, net	(96,913)	(12,844)
Other	587	1,905
Net Cash Provided by Operating Activities	72,284	191,858
Cash Flows from Investing Activities
Investments in certain businesses, net of cash acquired	(162,060)	(111,451)
Purchases of property, plant and equipment	(75,712)	(58,850)
Net proceeds (payments) from disposition of businesses, property, plant and equipment and investments	53,785	(13,483)
Investments in equity affiliates, cost method and other investments	(25,836)	(10,679)
Proceeds from sales of marketable equity securities	17,586	66,741
Purchases of marketable equity securities	(7,499)	—
Loan to related party and advance related to Kaplan University transaction	(3,500)	(28,061)
Return of investment in equity affiliates	786	4,521
Net Cash Used in Investing Activities	(202,450)	(151,262)
Cash Flows from Financing Activities
Common shares repurchased	—	(110,848)
Issuance of borrowings	30,000	400,000
Net borrowing under revolving credit facility	5,000	—
Net proceeds from vehicle floor plan payable	15,106	—
Dividends paid	(22,167)	(21,564)
Issuance of noncontrolling interest	6,536	—
Purchase of noncontrolling interest	(550)	(16,500)
Repayments of borrowings and early redemption premium	(7,901)	(417,112)
Payments of debt financing costs	(33)	(6,490)
Other	(356)	5,303
Net Cash Provided by (Used in) Financing Activities	25,635	(167,211)
Effect of Currency Exchange Rate Change	(2,177)	(4,216)
Net Decrease in Cash and Cash Equivalents and Restricted Cash	(106,708)	(130,831)
Beginning Cash and Cash Equivalents and Restricted Cash	264,115	407,566
Ending Cash and Cash Equivalents and Restricted Cash	$157,407	$276,735

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
As of December 31, 2018	$20,000	$378,837	$6,236,125	$203,829	$(3,922,009)	$—	$2,916,782	$4,346
Net income for the period			81,702				81,702
Issuance of noncontrolling interest						6,000	6,000
Net loss attributable to noncontrolling interest			62			(62)	—
Net income attributable to redeemable noncontrolling interests			(16)				(16)	16
Change in redemption value of redeemable noncontrolling interests		(54)					(54)	54
Dividends on common stock			(14,779)				(14,779)
Issuance of Class B common stock, net of restricted stock award forfeitures		(3,783)			3,755		(28)
Amortization of unearned stock compensation and stock option expense		1,639					1,639
Other comprehensive income, net of income taxes				8,290			8,290
Purchase of redeemable noncontrolling interest							—	(550)
As of March 31, 2019	$20,000	$376,639	$6,303,094	$212,119	$(3,918,254)	$5,938	$2,999,536	$3,866
Net income for the period			57,195				57,195
Net income attributable to noncontrolling interest			(104)			104	—
Net income attributable to redeemable noncontrolling interests			(10)				(10)	10
Dividends on common stock			(7,388)				(7,388)
Amortization of unearned stock compensation and stock option expense		1,616					1,616
Other comprehensive loss, net of income taxes				(12,095)			(12,095)
As of June 30, 2019	$20,000	$378,255	$6,352,787	$200,024	$(3,918,254)	$6,042	$3,038,854	$3,876
Net income for the period			42,965				42,965
Issuance of noncontrolling interest						536	536
Net loss attributable to noncontrolling interest			207			(207)	—
Acquisition of noncontrolling interest						530	530
Net income attributable to redeemable noncontrolling interests			(27)				(27)	27
Dividends on common stock			(7,386)				(7,386)
Issuance of Class B common stock, net of restricted stock award forfeitures		(1)			(143)		(144)
Amortization of unearned stock compensation and stock option expense		1,669					1,669
Other comprehensive loss, net of income taxes				(18,086)			(18,086)
As of September 30, 2019	$20,000	$379,923	$6,388,546	$181,938	$(3,918,397)	$6,901	$3,058,911	$3,903

(in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
As of December 31, 2017	$20,000	$370,700	$5,791,724	$535,555	$(3,802,834)	$—	$2,915,145	$4,607
Net income for the period			42,965				42,965
Net income attributable to redeemable noncontrolling interests			(73)				(73)	73
Dividends on common stock			(14,638)				(14,638)
Repurchase of Class B common stock					(79,001)		(79,001)
Issuance of Class B common stock, net of restricted stock award forfeitures		(189)			119		(70)
Amortization of unearned stock compensation and stock option expense		2,325					2,325
Other comprehensive income, net of income taxes				10,812			10,812
Cumulative effect of accounting change			201,812	(194,889)			6,923
As of March 31, 2018	$20,000	$372,836	$6,021,790	$351,478	$(3,881,716)	$—	$2,884,388	$4,680
Net income for the period			46,635				46,635
Net income attributable to redeemable noncontrolling interests			(70)				(70)	70
Dividends on common stock			(6,949)				(6,949)
Repurchase of Class B common stock					(15,091)		(15,091)
Issuance of Class B common stock, net of restricted stock award forfeitures		(496)			(494)		(990)
Amortization of unearned stock compensation and stock option expense		2,162					2,162
Other comprehensive loss, net of income taxes				(33,221)			(33,221)
As of June 30, 2018	$20,000	$374,502	$6,061,406	$318,257	$(3,897,301)	$—	$2,876,864	$4,750
Net income for the period			125,070				125,070
Net income attributable to redeemable noncontrolling interests			(6)				(6)	6
Dividends on common stock			(7,048)				(7,048)
Repurchase of Class B common stock					(16,757)		(16,757)
Issuance of Class B common stock, net of restricted stock award forfeitures		(27)					(27)
Amortization of unearned stock compensation and stock option expense		1,937					1,937
Other comprehensive loss, net of income taxes				(5,202)			(5,202)
Other							—	(50)
As of September 30, 2018	$20,000	$376,412	$6,179,422	$313,055	$(3,914,058)	$—	$2,974,831	$4,706
See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. ORGANIZATION, BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS
Graham Holdings Company (the Company), is a diversified education and media company. The Company’s Kaplan subsidiary provides a wide variety of educational services, both domestically and outside the United States. The Company’s media operations comprise the ownership and operation of seven television broadcasting stations, several websites and print publications, and a marketing solutions provider. The Company’s other business operations include manufacturing, automotive dealerships, restaurants and entertainment venues and home health and hospice services.
Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States of America (GAAP) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (SEC). They include the assets, liabilities, results of operations and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or otherwise controlled by the Company. As permitted under such rules, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the three and nine months ended September 30, 2019 and 2018 may not be indicative of the Company’s future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
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

2. ACQUISITIONS AND DISPOSITIONS OF BUSINESSES
Acquisitions.  In the first nine months of 2019, the Company acquired seven businesses; one in education, two in healthcare, one in manufacturing, and three in other businesses for $191.6 million in cash and contingent consideration and the assumption of $25.8 million in floor plan payables.
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
In July 2019, Graham Healthcare Group (GHG) acquired an interest in a small business which is expected to provide certain strategic benefits in the future and is included in healthcare. On July 11, 2019, Kaplan acquired Heverald, the owner of ESL Education, Europe’s largest language-travel agency and Alpadia, a chain of German and French language schools and junior summer camps. The acquisition is expected to provide synergies within Kaplan’s International English business and is included in its international division.
On July 31, 2019, the Company announced the closing of its acquisition of Clyde’s Restaurant Group (CRG). CRG owns and operates 13 restaurants and entertainment venues in the Washington, DC metropolitan area, including Old Ebbitt Grill and The Hamilton, two of the top 20 highest grossing independent restaurants in the United States. CRG is managed by its existing management team as a wholly-owned subsidiary of the Company. The acquisition is expected to provide benefits in the future by diversifying the Company’s business operations and is included in other businesses.
In September 2019, Joyce/Dayton Corp. acquired the assets of a small business. The acquisition is expected to complement current product offerings and is included in manufacturing.
During 2018, the Company acquired eight businesses, five in education, one in manufacturing, one in healthcare, and one in SocialCode for $121.1 million in cash and contingent consideration. The assets and liabilities of the companies acquired were recorded at their estimated fair values at the date of acquisition.
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
On July 31, 2018, Dekko acquired 100% of the issued and outstanding shares of Furnlite, Inc., a Fallston, NC-based manufacturer of power and data solutions for the hospitality and residential furniture industries. Dekko’s primary reasons for the acquisition are to complement existing product offerings and to provide potential synergies across the businesses. The acquisition is included in manufacturing.
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
Acquisition-related costs for acquisitions that closed during the first nine months of 2019 were $2.3 million and were expensed as incurred. Acquisition-related costs for acquisitions that closed during the first nine months of 2018 were $1.2 million and were expensed as incurred. The aggregate purchase price of the 2019 and 2018 acquisitions was allocated as follows (2019 on a preliminary basis), based on acquisition date fair values to the following assets and liabilities:

	Purchase Price Allocation
	Nine Months Ended	Year Ended
(in thousands)	September 30, 2019	December 31, 2018
Accounts receivable	$4,697	$2,344
Inventory	31,750	1,268
Property, plant and equipment	52,577	1,518
Lease Right-of-Use Assets	100,933	—
Goodwill	63,387	41,840
Indefinite-lived intangible assets	46,900	—
Amortized intangible assets	21,291	78,427
Other assets	8,352	5,198
Floor plan payables	(25,755)	—
Other liabilities	(38,828)	(7,678)
Deferred income taxes	(2,191)	(4,900)
Current and noncurrent lease liabilities	(97,996)	—
Noncontrolling interest	(530)	—
Aggregate purchase price, net of cash acquired	$164,587	$118,017

The 2019 fair values recorded were based upon preliminary valuations and the estimates and assumptions used in such valuations are subject to change within the measurement period (up to one year from the acquisition date). The recording of deferred tax assets or liabilities, working capital and the final amount of residual goodwill and other intangibles are not yet finalized. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill recorded due to these acquisitions is attributable to the assembled workforces of the acquired companies and expected synergies. The Company expects to deduct $49.0 million and $32.3 million of goodwill for income tax purposes for the acquisitions completed in 2019, and 2018, respectively.

The acquired companies were consolidated into the Company’s financial statements starting on their respective acquisition dates. The Company’s Condensed Consolidated Statements of Operations include aggregate revenues and operating losses for the companies acquired in 2019 of $96.2 million and $2.0 million, respectively, for the third quarter of 2019. The Company’s Condensed Consolidated Statements of Operations include aggregate revenues and operating losses of $199.6 million and $0.5 million, respectively, for the first nine months of 2019. The following unaudited pro forma financial information presents the Company’s results as if the current year acquisitions had occurred at the beginning of 2018. The unaudited pro forma information also includes the 2018 acquisitions as if they occurred at the beginning of 2017:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2019	2018	2019	2018
Operating revenues	$750,076	$787,808	$2,267,502	$2,349,342
Net income	43,849	125,761	178,551	217,589
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
Kaplan University Transaction. On March 22, 2018, the Company closed on the Kaplan University (KU) transaction and recorded a pre-tax gain of $4.3 million in the first quarter of 2018. For financial reporting purposes, Kaplan may receive payment of additional consideration related to the sale of the institutional assets as part of its fee to the extent there are sufficient revenues available after paying all amounts required by the Transition and Operations Support Agreement (TOSA). The Company did not recognize any contingent consideration as part of the initial disposition. The Company recorded a $0.5 million contingent consideration gain in each of the three months ended September 30, 2019 and September 30, 2018. In the nine months ended September 30, 2019 and September 30, 2018, the Company recorded a $0.9 million and $1.9 million contingent consideration gain, respectively.
The revenue and operating income related to the KU business disposed of are as follows:

(in thousands)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Revenue	$—	$91,526
Operating income	—	213

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
3. INVESTMENTS
Money Market Investments. As of September 30, 2019, the Company had no money market investments, compared to $75.5 million at December 31, 2018, that are classified as cash and cash equivalents in the Company’s Condensed Consolidated Balance Sheets.

Investments in Marketable Equity Securities. Investments in marketable equity securities consist of the following:

	As of
	September 30, 2019	December 31, 2018
(in thousands)
Total cost	$282,349	$282,563
Gross unrealized gains	253,215	216,111
Gross unrealized losses	—	(2,284)
Total Fair Value	$535,564	$496,390

The Company purchased $7.5 million of marketable equity securities during the first nine months of 2019. There were no purchases of marketable equity securities during the first nine months of 2018.
During the first nine months of 2019, the gross cumulative realized gains from the sales of marketable equity securities were $9.6 million. The total proceeds from such sales were $17.6 million. During the first nine months of 2018, the gross cumulative realized gains from the sales of marketable equity securities were $37.3 million. The total proceeds from such sales were $66.7 million.
The gain on marketable equity securities comprised the following:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2019	2018	2019	2018
Gain on marketable equity securities, net	$17,404	$44,962	$49,261	$28,306
Less: Net losses (gains) in earnings from marketable equity securities sold and donated	61	—	(2,919)	4,271
Net unrealized gains in earnings from marketable equity securities still held at the end of the period	$17,465	$44,962	$46,342	$32,577

Investments in Affiliates. As of September 30, 2019, the Company held an approximate 11% interest in Intersection Holdings, LLC, and in several other affiliates; GHG held a 40% interest in Residential Home Health Illinois, a 42.5% interest in Residential Hospice Illinois, a 40% interest in the joint venture formed between GHG and a Michigan hospital, and a 40% interest in the joint venture formed between GHG and Allegheny Health Network (AHN). For the three and nine months ended September 30, 2019, the Company recorded $2.4 million and $7.0 million, respectively in revenue for services provided to the affiliates of GHG. For the three and nine months ended September 30, 2018, the Company recorded $2.5 million and $9.5 million, respectively, in revenue for services provided to the affiliates of GHG. In the third quarter of 2018, the Company recorded $7.9 million in gains in equity in earnings of affiliates related to two of its investments.
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
Cost Method Investments. The Company held investments without readily determinable fair values in a number of equity securities that are accounted for as cost method investments, which are recorded at cost, less impairment, and adjusted for observable price changes for identical or similar investments of the same issuer. The carrying value of these investments was $38.5 million and $30.6 million as of September 30, 2019 and December 31, 2018, respectively. During the three and nine months ended September 30, 2019, the Company recorded gains of $3.7 million and $5.1 million, respectively, to those equity securities based on observable transactions. During the three and nine months ended September 30, 2018, the Company recorded gains of $8.5 million to those equity securities based on observable transactions and an impairment loss of $2.5 million .

4. ACCOUNTS RECEIVABLE
Accounts receivable consist of the following:

	As of
	September 30, 2019	December 31, 2018
(in thousands)
Receivables from contracts with customers, less doubtful accounts of $13,060 and $14,775	$582,944	$538,021
Other receivables	29,197	44,259
	$612,141	$582,280

Bad debt expense was $0.4 million and $1.8 million for the three months ended September 30, 2019 and 2018, respectively; and $0.5 million and $7.9 million for the nine months ended September 30, 2019 and 2018, respectively.
5. INVENTORIES, CONTRACTS IN PROGRESS AND VEHICLE FLOOR PLAN PAYABLE
Inventories and contracts in progress consist of the following:

	As of
	September 30, 2019	December 31, 2018
(in thousands)
Raw materials	$35,776	$37,248
Work-in-process	11,176	11,633
Finished goods	62,451	17,861
Contracts in progress	3,793	2,735
	$113,196	$69,477

The Company finances all new vehicle inventory through a standardized floor plan facility (the “floor plan facility”) with SunTrust Bank. The new vehicle floor plan facility bears interest at variable rates that are based on LIBOR plus 1.15% per annum. The weighted average interest rate for the floor plan facility was 3.4% for both the three and nine months ended September 30, 2019. As of September 30, 2019, the aggregate capacity under the floor plan facility was $50 million, of which $40.9 million had been utilized, and is included in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheet. Changes in the vehicle floor plan payable are reported as cash flows from financing activities in the Condensed Consolidated Statements of Cash Flows.
The floor plan facility is collateralized by vehicle inventory and other assets of the relevant dealership subsidiary, and contains a number of covenants, including, among others, covenants restricting the dealership subsidiary with respect to the creation of liens and changes in ownership, officers and key management personnel. The Company was in compliance with all of these restrictive covenants as of September 30, 2019.
The floor plan interest expense related to the new vehicle floor plan arrangements is offset by amounts received from manufacturers in the form of floor plan assistance capitalized in inventory and recorded against operating expense in the Condensed Consolidated Statements of Operations when the associated inventory is sold. For the three and nine months ended September 30, 2019, the Company recognized a reduction in operating expense of $0.4 million and $1.6 million, respectively, related to manufacturer floor plan assistance.
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
The components of lease expense were as follows:

(in thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$26,242	$75,531
Short-term and month-to-month lease cost	4,502	14,275
Variable lease cost	5,601	15,563
Sublease income	(5,222)	(14,915)
Total net lease cost	$31,123	$90,454

In connection with the sale of the KHE Campuses business, the Company is the guarantor of several leases for which it has established ROU assets and lease liabilities (see Note 15). Any net lease cost or sublease income related to these leases is recorded in other non-operating income. Due to an early lease termination, the Company recorded a $0.1 million gain related to these leases for the three months ended September 30, 2019. The total net lease cost related to these leases was $0.5 million for the nine months ended September 30, 2019.
Supplemental information related to leases was as follows:

(in thousands)	Nine Months Ended September 30, 2019
Cash Flow Information:
Operating cash flows from operating leases (payments)	$88,369
Right-of-use assets obtained in exchange for new operating lease liabilities (noncash)	205,455

As of September 30, 2019
Balance Sheet Information:
Lease right-of-use assets	$503,830

Current lease liabilities	$78,114
Noncurrent lease liabilities	462,868
Total lease liabilities	$540,982

Weighted average remaining lease term (years)	10.8
Weighted average discount rate	4.3%

Maturities of lease liabilities were as follows:

(in thousands)	September 30, 2019
2019	$20,271
2020	103,515
2021	86,245
2022	71,147
2023	62,384
Thereafter	358,758
Total payments	702,320
Less: Imputed interest	(161,338)
Total	$540,982

As of September 30, 2019, the Company has entered into operating leases, including educational and other facilities, that have not yet commenced that have minimum lease payments of $3.9 million. These operating leases will commence in fiscal years 2019 and 2020 with lease terms of one to 12 years.

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
7. GOODWILL AND OTHER INTANGIBLE ASSETS
The Company changed the presentation of its segments in the third quarter of 2019 into the following eight reportable segments: Kaplan International, Higher Education, Test Preparation, Professional (U.S.), Television Broadcasting, Manufacturing, Healthcare and SocialCode (see Note 16).
In the third quarter of 2018, the Healthcare business recorded an intangible asset impairment charge of $7.9 million following the decision to discontinue the use of the Celtic tradename. The fair value of the intangible asset was estimated using an income approach.
Amortization of intangible assets for the three months ended September 30, 2019 and 2018 was $13.6 million and $12.3 million, respectively. Amortization of intangible assets for the nine months ended September 30, 2019 and 2018 was $39.5 million and $34.1 million, respectively. Amortization of intangible assets is estimated to be approximately $14 million for the remainder of 2019, $53 million in 2020, $47 million in 2021, $41 million in 2022, $33 million in 2023 and $57 million thereafter.
The changes in the carrying amount of goodwill, by segment, were as follows:

(in thousands)	Education	Television Broadcasting	Manufacturing	Healthcare	SocialCode	Other Businesses	Total
Balance as of December 31, 2018
Goodwill	$1,128,699	$190,815	$231,479	$69,626	$15,860	$7,685	$1,644,164
Accumulated impairment losses	(331,151)	—	(7,616)	—	—	(7,685)	(346,452)
	797,548	190,815	223,863	69,626	15,860	—	1,297,712
Acquisitions	6,391	—	2,714	8,283	—	45,999	63,387
Foreign currency exchange rate changes	(15,706)	—	—	—	—	—	(15,706)
Balance as of September 30, 2019
Goodwill	1,119,384	190,815	234,193	77,909	15,860	53,684	1,691,845
Accumulated impairment losses	(331,151)	—	(7,616)	—	—	(7,685)	(346,452)
	$788,233	$190,815	$226,577	$77,909	$15,860	$45,999	$1,345,393

The changes in carrying amount of goodwill at the Company’s education division were as follows:

(in thousands)	Kaplan International	Higher Education	Test Preparation	Professional (U.S.)	Total
Balance as of December 31, 2018
Goodwill	$583,424	$174,564	$166,920	$203,791	$1,128,699
Accumulated impairment losses	—	(111,324)	(102,259)	(117,568)	(331,151)
	583,424	63,240	64,661	86,223	797,548
Acquisitions	6,391	—	—	—	6,391
Foreign currency exchange rate changes	(15,760)	—	—	54	(15,706)
Balance as of September 30, 2019
Goodwill	574,055	174,564	166,920	203,845	1,119,384
Accumulated impairment losses	—	(111,324)	(102,259)	(117,568)	(331,151)
	$574,055	$63,240	$64,661	$86,277	$788,233

Other intangible assets consist of the following:

		As of September 30, 2019			As of December 31, 2018
(in thousands)	Useful Life Range	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Student and customer relationships	2–10 years	$291,662	$136,319	$155,343	$282,761	$114,429	$168,332
Trade names and trademarks	2–10 years	92,568	46,204	46,364	87,285	39,825	47,460
Network affiliation agreements	10 years	17,400	4,712	12,688	17,400	3,408	13,992
Databases and technology	3–6 years	30,274	12,221	18,053	27,041	8,471	18,570
Noncompete agreements	2–5 years	1,353	931	422	1,088	838	250
Other	1–8 years	24,890	12,367	12,523	24,530	9,873	14,657
		$458,147	$212,754	$245,393	$440,105	$176,844	$263,261
Indefinite-Lived Intangible Assets
Trade names and trademarks		$97,527			$80,102
Franchise agreements		28,000			—
FCC licenses		18,800			18,800
Licensure and accreditation		150			150
		$144,477			$99,052

8. DEBT
The Company’s borrowings consist of the following:

	As of
	September 30, 2019	December 31, 2018
(in thousands)
5.75% unsecured notes due June 1, 2026 (1)	$395,212	$394,675
U.K. credit facility (2)	73,683	82,366
Commercial note	28,250	—
USD revolving credit facility	5,000	—
Other indebtedness	87	96
Total Debt	$502,232	$477,137
Less: current portion	(81,697)	(6,360)
Total Long-Term Debt	$420,535	$470,777

____________

(1)	The carrying value is net of $4.8 million and $5.3 million of unamortized debt issuance costs as of September 30, 2019 and December 31, 2018, respectively.

(2)	The carrying value is net of $0.1 million and $0.2 million of unamortized debt issuance costs as of September 30, 2019 and December 31, 2018, respectively.

As of September 30, 2019, there was $5.0 million outstanding under the Company’s revolving credit facility at an interest rate of 5.5%; this was fully repaid on October 1, 2019. The Company’s other indebtedness at September 30, 2019 and December 31, 2018 is at an interest rate of 2% and matures in 2026.
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
Under the Amended and Restated Credit Agreement, the Company is required to pay a commitment fee on a quarterly basis, based on the Company’s leverage ratio, of between 0.15% and 0.25% of the amount of the average daily unused portion of the Revolving Credit Facility. Any borrowings under the Amended and Restated Credit Agreement are made on an unsecured basis and bear interest at the Company’s option, either at (a) a fluctuating interest rate equal to the highest of Wells Fargo’s prime rate, 0.5 percent above the Federal funds rate or the one-month Eurodollar rate plus 1%, or (b) the Eurodollar rate for the applicable currency and interest period as defined in the Amended and Restated Credit Agreement, which is generally a periodic rate equal to LIBOR, CDOR, BBSY or SOR, as applicable, in the case of each of clauses (a) and (b) plus an applicable margin that depends on the Company’s consolidated debt to consolidated adjusted EBITDA (as determined pursuant to the Amended and Restated Credit Agreement, Total Net Leverage Ratio). The Company and its foreign subsidiaries may draw on the Revolving Credit Facility for general corporate purposes. Any outstanding borrowings must be repaid on or prior to the final termination date. The Amended and Restated Credit Agreement contains terms and conditions, including remedies in the event of a default by the Company, typical of facilities of this type and requires the Company to maintain a Total Net Leverage Ratio of not greater than 3.5 to 1.0 and a consolidated interest coverage ratio of at least 3.5 to 1.0 based upon the ratio of consolidated adjusted EBITDA to consolidated interest expense as determined pursuant to the Amended and Restated Credit Agreement. The Company is in compliance with all financial covenants as of September 30, 2019.
During the three months ended September 30, 2019 and 2018, the Company had average borrowings outstanding of approximately $501.1 million and $480.6 million, respectively, at average annual interest rates of approximately

5.1%. During the three months ended September 30, 2019 and 2018, the Company incurred net interest expense of $5.3 million and $5.5 million, respectively.
During the nine months ended September 30, 2019 and 2018, the Company had average borrowings outstanding of approximately $499.7 million and $529.2 million, respectively, at average annual interest rates of approximately 5.1% and 5.7%, respectively. During the nine months ended September 30, 2019 and 2018, the Company incurred net interest expense of $17.8 million and $27.5 million, respectively.
In June 2018, the Company incurred $6.2 million of interest expense related to the mandatorily redeemable noncontrolling interest redemption settlement at GHG (see note 2). The fair value of the mandatorily redeemable noncontrolling interest is based on the redemption value resulting from a negotiated settlement.
At September 30, 2019, the fair value of the Company’s 5.75% unsecured notes, based on quoted market prices (Level 2 fair value assessment), totaled $432.3 million, compared with the carrying amount of $395.2 million. At December 31, 2018, the fair value of the Company’s 5.75% unsecured notes, based on quoted market prices (Level 2 fair value assessment), totaled $406.7 million, compared with the carrying amount of $394.7 million. The carrying value of the Company’s other unsecured debt at September 30, 2019 and December 31, 2018 approximates fair value.
9. FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	As of September 30, 2019
(in thousands)	Level 1	Level 2	Total
Assets
Marketable equity securities (1)	$535,564	$—	$535,564
Other current investments (2)	13,601	5,045	18,646
Interest rate swap (3)	—	162	162
Total Financial Assets	$549,165	$5,207	$554,372
Liabilities
Deferred compensation plan liabilities (4)	$—	$33,195	$33,195
Interest rate swap (5)	—	706	706
Total Financial Liabilities	$—	$33,901	$33,901

	As of December 31, 2018
(in thousands)	Level 1	Level 2	Total
Assets
Money market investments (6)	$—	$75,500	$75,500
Marketable equity securities (1)	496,390	—	496,390
Other current investments (2)	11,203	6,988	18,191
Interest rate swap (3)	—	369	369
Total Financial Assets	$507,593	$82,857	$590,450
Liabilities
Deferred compensation plan liabilities (4)	$—	$36,080	$36,080

____________

(1)
The Company’s investments in marketable equity securities are held in common shares of U.S. corporations that are actively traded on U.S. stock exchanges. Price quotes for these shares are readily available.

(2)
Includes U.S. Government Securities, corporate bonds, mutual funds and time deposits. These investments are valued using a market approach based on the quoted market prices of the security or inputs that include quoted market prices for similar instruments and are classified as either Level 1 or Level 2 in the fair value hierarchy.

(3)
Included in Other Current Assets. The Company utilized a market approach model using the notional amount of the interest rate swap multiplied by the observable inputs of time to maturity and market interest rates.

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

(5)
Included in Other Liabilities. The Company utilized a market approach model using the notional amount of the interest rate swap multiplied by the observable inputs of time to maturity and market interest rates.

(6)	The Company’s money market investments are included in Cash and Cash Equivalents and the value considers the liquidity of the counterparty.
During the three and nine months ended September 30, 2019, the Company recorded other long-lived asset impairment charges of $0.4 million and $1.1 million, respectively. In the third quarter of 2018, the Company recorded an other long-lived asset impairment charges of $8.1 million. The remeasurement of other long-lived assets is classified as a Level 3 fair value assessment due to the significance of unobservable inputs developed in the determination of the fair value. The Company used a discounted cash flow model to determine the estimated fair value of the other long-lived assets and made estimates and assumptions regarding future cash flows and discount rates.
During the three and nine months ended September 30, 2019, the Company recorded gains of $3.7 million and $5.1 million, respectively, to equity securities that are accounted for as cost method investments based on observable transactions.
During the three and nine months ended September 30, 2018, the Company recorded gains of $8.5 million to equity securities that are accounted for as cost method investments based on observable transactions.
10. REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company generated 79% and 77% of its revenue from U.S. domestic sales for the three and nine months ended September 30, 2019, respectively. The remaining 21% and 23% of revenue was generated from non-U.S. sales for the three and nine months ended September 30, 2019, respectively. For the three and nine months ended September 30, 2018, 78% and 76% of revenue was from U.S. domestic sales, respectively. The remaining 22% and 24% was generated from non-U.S. sales in the three and nine months ended September 30, 2018, respectively.
For the three months ended September 30, 2019, the Company recognized 70% of its revenue over time as control of the services and goods transferred to the customer, and 30% at a point in time, when the customer obtained control of the promised goods. For the nine months ended September 30, 2019, the Company recognized 74% of its revenue over time, and 26% at a point in time. For the three and nine months ended September 30, 2018, the Company recognized 80% of its revenue over time, and the remaining 20% at a point in time.
Deferred Revenue. The Company records deferred revenue when cash payments are received or due in advance of the Company’s performance, including amounts which are refundable. The following table presents the change in the Company’s deferred revenue balance:

	As of
	September 30, 2019	December 31, 2018%
(in thousands)			Change
Deferred revenue	$341,682	$311,214	10

The majority of the change in the deferred revenue balance is related to the cyclical nature of services at the Kaplan international division. During the nine months ended September 30, 2019, the Company recognized $254.4 million related to the Company’s deferred revenue balance as of December 31, 2018.
Revenue allocated to remaining performance obligations represents deferred revenue amounts that will be recognized as revenue in future periods. As of September 30, 2019, KTP’s deferred revenue balance related to certain medical and nursing qualifications with an original contract length greater than twelve months was $8.9 million. KTP expects to recognize 66% of this revenue over the next twelve months and the remainder thereafter.
Costs to Obtain a Contract. The following table presents changes in the Company’s costs to obtain a contract asset:

(in thousands)	Balance at Beginning of Period	Costs associated with new contracts	Less: Costs amortized during the period	Other	Balance at End of Period
2019	$21,311	$29,381	$(34,729)	$(312)	$15,651

The majority of other activity is related to currency translation adjustments during the nine months ended September 30, 2019. Amortization expense for costs to obtain a contract was $9.2 million for the three months ended September 30, 2019.

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
The following reflects the Company’s net income and share data used in the basic and diluted earnings per share computations using the two-class method:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands, except per share amounts)	2019	2018	2019	2018
Numerator:
Numerator for basic earnings per share:
Net income attributable to Graham Holdings Company common stockholders	$43,145	$125,064	$181,974	$214,521
Less: Dividends paid-common stock outstanding and unvested restricted shares	(7,386)	(7,048)	(29,554)	(28,635)
Undistributed earnings	35,759	118,016	152,420	185,886
Percent allocated to common stockholders	99.44%	99.34%	99.44%	99.34%
	35,559	117,235	151,570	184,657
Add: Dividends paid-common stock outstanding	7,345	7,001	29,389	28,447
Numerator for basic earnings per share	$42,904	$124,236	$180,959	$213,104
Add: Additional undistributed earnings due to dilutive stock options	2	5	7	8
Numerator for diluted earnings per share	$42,906	$124,241	$180,966	$213,112
Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	5,285	5,302	5,285	5,354
Add: Effect of dilutive stock options	44	35	43	36
Denominator for diluted earnings per share	5,329	5,337	5,328	5,390
Graham Holdings Company Common Stockholders:
Basic earnings per share	$8.12	$23.43	$34.24	$39.81
Diluted earnings per share	$8.05	$23.28	$33.96	$39.54

Diluted earnings per share excludes the following weighted average potential common shares, as the effect would be antidilutive, as computed under the treasury stock method:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2019	2018	2019	2018
Weighted average restricted stock	14	21	12	23

The diluted earnings per share amounts for the three and nine months ended September 30, 2019 and September 30, 2018 exclude the effects of 104,000 stock options outstanding, as their inclusion would have been antidilutive due to a market condition. The diluted earnings per share amounts for the three and nine months ended September 30, 2018 exclude the effects of 5,250 restricted stock awards as their inclusion would have been antidilutive due to a performance condition.
In the three and nine months ended September 30, 2019, the Company declared regular dividends totaling $1.39 and $5.56 per common share, respectively. In the three and nine months ended September 30, 2018, the Company declared regular dividends totaling $1.33 and $5.32 per common share, respectively.
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

Defined Benefit Plans. The total benefit arising from the Company’s defined benefit pension plans consists of the following components:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2019	2018	2019	2018
Service cost	$5,142	$4,473	$15,326	$13,730
Interest cost	11,743	11,844	35,078	34,943
Expected return on assets	(30,832)	(31,969)	(91,955)	(97,251)
Amortization of prior service cost	824	36	2,058	114
Recognized actuarial gain	—	(2,974)	—	(6,994)
Net Periodic Benefit	(13,123)	(18,590)	(39,493)	(55,458)
Curtailment gain	—	—	—	(806)
Special separation benefit expense	(175)	—	6,432	—
Total Benefit	$(13,298)	$(18,590)	$(33,061)	$(56,264)

In the second quarter of 2019, the Company offered a Separation Incentive Program (SIP) for certain Kaplan employees, which was funded from the assets of the Company’s pension plan. The Company recorded $6.4 million in expense related to the SIP for the nine months ended September 30, 2019.
The total cost arising from the Company’s Supplemental Executive Retirement Plan (SERP) consists of the following components:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2019	2018	2019	2018
Service cost	$214	$205	$643	$614
Interest cost	1,079	967	3,236	2,899
Amortization of prior service cost	85	77	254	233
Recognized actuarial loss	579	600	1,736	1,802
Net Periodic Cost	$1,957	$1,849	$5,869	$5,548

Defined Benefit Plan Assets. The Company’s defined benefit pension obligations are funded by a portfolio made up of a U.S. stock index fund, a relatively small number of stocks and high-quality fixed-income securities that are held by a third-party trustee. The assets of the Company’s pension plan were allocated as follows:

	As of
	September 30, 2019	December 31, 2018

U.S. equities	55%	53%
U.S. stock index fund	21%	28%
U.S. fixed income	17%	13%
International equities	7%	6%
	100%	100%

The Company manages approximately 44% of the pension assets internally, of which the majority is invested in a U.S. stock index fund with the remaining investments in Berkshire Hathaway stock and short-term fixed income securities. The remaining 56% of plan assets are managed by two investment companies. The goal for the investments is to produce moderate long-term growth in the value of these assets, while protecting them against large decreases in value. Both investment managers may invest in a combination of equity and fixed-income securities and cash. The managers are not permitted to invest in securities of the Company or in alternative investments. One investment manager cannot invest more than 15% of the assets at the time of purchase in the stock of Alphabet and Berkshire Hathaway, no more than 30% of the assets it manages in specified international exchanges at the time the investment is made, and no less than 5% of the assets could be invested in fixed-income securities. The other investment manager cannot invest more than 20% of the assets at the time of purchase in the stock of Berkshire Hathaway, no more than 15% of the assets it manages in specified international exchanges, at the time the investment is made, and no less than 10% of the assets could be invested in fixed-income securities. Excluding the exceptions noted above, the investment managers cannot invest more than 10% of the assets in the securities of any other single issuer, except for obligations of the U.S. Government, without receiving prior approval from the Plan administrator.
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

The Company evaluated its defined benefit pension plan asset portfolio for the existence of significant concentrations (defined as greater than 10% of plan assets) of credit risk as of September 30, 2019. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country and individual fund. At September 30, 2019 and December 31, 2018, the pension plan held investments in one common stock and one U.S. stock index fund that exceeded 10% of total plan assets. These investments were valued at $853.3 million and $945.6 million at September 30, 2019 and December 31, 2018, respectively, or approximately 35% and 45%, respectively, of total plan assets.
Other Postretirement Plans. The total cost arising from the Company’s other postretirement plans consists of the following components:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2019	2018	2019	2018
Service cost	$—	$267	$—	$803
Interest cost	72	170	216	509
Amortization of prior service credit	(1,841)	(44)	(5,522)	(132)
Recognized actuarial gain	(1,090)	(921)	(3,270)	(2,764)
Net Periodic Benefit	$(2,859)	$(528)	$(8,576)	$(1,584)

13. OTHER NON-OPERATING INCOME
A summary of non-operating income is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2019	2018	2019	2018
Gain on sale of an equity affiliate	$—	$—	$28,994	$—
Gain on cost method investments	3,669	8,487	5,080	8,487
Foreign currency gain (loss), net	661	(116)	1,284	(2,205)
Impairment of a cost method investment	—	(2,500)	—	(2,500)
Gain on sales of businesses	486	916	907	8,157
Gain on sale of cost method investments	259	—	259	2,845
(Loss) gain on sale of property, plant and equipment	(38)	—	(82)	2,542
Other gain (loss), net	519	(3,645)	(307)	(2,664)
Total Other Non-Operating Income	$5,556	$3,142	$36,135	$14,662

In the third quarter of 2019, the Company recorded a $3.7 million gain resulting from observable price changes in the fair value of equity securities accounted for under the cost method.
In the first quarter of 2019, the Company recorded a $1.3 million gain resulting from observable price changes in the fair value of equity securities accounted for under the cost method.
In the first quarter of 2019, the Company recorded a $29.0 million gain on the sale of the Company’s interest in Gimlet Media.
In the third quarter of 2018, the Company recorded an $8.5 million gain resulting from observable price changes in the fair value of equity securities accounted for under the cost method.
In the first nine months of 2018, the Company recorded an $8.2 million gain on the sale of three businesses in the education division, including a gain of $4.3 million on the Kaplan University transaction and a $1.9 million in contingent consideration gains related to the sale of a business (see Note 2).

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The other comprehensive loss consists of the following components:

	Three Months Ended September 30
	2019			2018
	Before-Tax	Income	After-Tax	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(16,684)	$—	$(16,684)	$(2,844)	$—	$(2,844)
Pension and other postretirement plans:
Amortization of net prior service (credit) cost included in net income	(932)	252	(680)	69	(18)	51
Amortization of net actuarial gain included in net income	(511)	138	(373)	(3,295)	891	(2,404)
	(1,443)	390	(1,053)	(3,226)	873	(2,353)
Cash flow hedges:
Loss for the period	(477)	128	(349)	(6)	1	(5)
Other Comprehensive Loss	$(18,604)	$518	$(18,086)	$(6,076)	$874	$(5,202)

	Nine Months Ended September 30
	2019			2018
	Before-Tax	Income	After-Tax	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(17,755)	$—	$(17,755)	$(22,447)	$—	$(22,447)
Pension and other postretirement plans:
Amortization of net prior service (credit) cost included in net income	(3,210)	867	(2,343)	215	(58)	157
Amortization of net actuarial gain included in net income	(1,534)	414	(1,120)	(7,956)	2,148	(5,808)
	(4,744)	1,281	(3,463)	(7,741)	2,090	(5,651)
Cash flow hedges:
(Loss) gain for the period	(904)	231	(673)	601	(114)	487
Other Comprehensive Loss	$(23,403)	$1,512	$(21,891)	$(29,587)	$1,976	$(27,611)

The accumulated balances related to each component of other comprehensive income (loss) are as follows:

(in thousands, net of taxes)	Cumulative Foreign Currency Translation Adjustment	Unrealized Gain on Pensions and Other Postretirement Plans	Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance as of December 31, 2018	$(29,270)	$232,836	$263	$203,829
Other comprehensive loss before reclassifications	(17,755)	—	(562)	(18,317)
Net amount reclassified from accumulated other comprehensive income (loss)	—	(3,463)	(111)	(3,574)
Other comprehensive loss, net of tax	(17,755)	(3,463)	(673)	(21,891)
Balance as of September 30, 2019	$(47,025)	$229,373	$(410)	$181,938

The amounts and line items of reclassifications out of Accumulated Other Comprehensive Income (Loss) are as follows:

	Three Months Ended September 30		Nine Months Ended September 30		Affected Line Item in the Condensed Consolidated Statements of Operations

(in thousands)	2019	2018	2019	2018
Pension and Other Postretirement Plans:
Amortization of net prior service (credit) cost	$(932)	$69	$(3,210)	$215	(1)
Amortization of net actuarial gain	(511)	(3,295)	(1,534)	(7,956)	(1)
	(1,443)	(3,226)	(4,744)	(7,741)	Before tax
	390	873	1,281	2,090	Provision for Income Taxes
	(1,053)	(2,353)	(3,463)	(5,651)	Net of Tax
Cash Flow Hedges
	(24)	(59)	(151)	(101)	Interest expense
	11	11	40	19	Provision for Income Taxes
	(13)	(48)	(111)	(82)	Net of Tax
Total reclassification for the period	$(1,066)	$(2,401)	$(3,574)	$(5,733)	Net of Tax
____________

(1)
These accumulated other comprehensive income components are components of net periodic pension and postretirement plan cost (see Note 12) and are included in non-operating pension and postretirement benefit income in the Company’s Condensed Consolidated Statements of Operations.

15. CONTINGENCIES AND REGULATORY MATTERS
Litigation, Legal and Other Matters.  The Company and its subsidiaries are subject to complaints and administrative proceedings and are defendants in various civil lawsuits that have arisen in the ordinary course of their businesses, including contract disputes; actions alleging negligence, libel, defamation and invasion of privacy; trademark, copyright and patent infringement; violations of applicable wage and hour laws; and statutory or common law claims involving current and former students and employees. Although the outcomes of the legal claims and proceedings against the Company cannot be predicted with certainty, based on currently available information, management believes that there are no existing claims or proceedings that are likely to have a material effect on the Company’s business, financial condition, results of operations or cash flows. However, based on currently available information, management believes it is reasonably possible that future losses from existing and threatened legal, regulatory and other proceedings in excess of the amounts recorded could reach approximately $15 million.
On September 3, 2015, Kaplan sold to ECA substantially all of the assets of KHE nationally accredited on-ground Title IV eligible schools (KHE Campuses). The transaction included the transfer of certain real estate leases that were guaranteed by Kaplan. As part of the transaction, Kaplan retained liability for, among other things, obligations arising under certain lease guarantees. ECA is currently in receivership, has terminated all of its higher education operations and has sold the New England College of Business (NECB). The receiver has repudiated all of ECA’s real estate leases. Although ECA is required to indemnify Kaplan for any amounts Kaplan must pay due to ECA’s failure to fulfill its obligations under real estate leases guaranteed by Kaplan, ECA’s financial situation and the existence of secured and unsecured creditors make it unlikely that Kaplan will recover from ECA. In the second half of 2018, the Company recorded an estimated $17.5 million in losses on guarantor lease obligations in connection with this transaction in other non-operating expense. The Company continues to monitor the status of these obligations and there was no significant change to estimated losses in the first nine months of 2019.
Her Majesty’s Revenue and Customs (HMRC), a department of the U.K. government responsible for the collection of taxes, has raised assessments against the Kaplan U.K. Pathways business for Value Added Tax (VAT) relating to years 2014 to 2017, which have been paid by Kaplan. In September 2017, in a case captioned Kaplan International Colleges UK Limited v. The Commissioners for Her Majesty’s Revenue and Customs, Kaplan challenged these assessments. The Company believes it has met all requirements under U.K. VAT law and is entitled to recover the £17.3 million receivable related to the assessments and subsequent payments that have been paid through September 30, 2019. Following a hearing held in January 2019 before the First Tier Tax Tribunal, all issues related to EU law in the case were referred to the Court of Justice of the European Union. In the third quarter of 2019, the Company has recorded a full provision of £17.3 million against this receivable to expense, due to recent developments in the case. Of this amount, £14.1 million relates to years 2014 to 2018. If the Company ultimately prevails in this case, the provision will be reversed and a pre-tax credit will be recorded as a reduction to expense in the Company’s Condensed Consolidated Statement of Operations. The result of the case is expected to be known by the end of 2020.
In a separate matter, there was a legal case awaiting judgment at the Supreme Court in the U.K. as of December 31, 2018 that could have impacted U.K. Pathways’ ability to receive the benefit of an exemption from charging its students VAT on tuition fees. The case could have reversed or amended the law and guidance permitting private providers to qualify as a “college of a university” and, therefore, receive the benefit of an exemption from charging its students VAT on tuition fees. However the Supreme Court decided the case in the college’s favor. The result was more favorable to private providers working in collaboration with a university than the opposing view. The Supreme Court emphasized five key tests for a private provider to satisfy so that it could exempt its services as a “college of a university”, even if it did not have a constitutional link to the university. Satisfying these tests would generally show that the college had a sufficiently close relationship with the university and its activities were sufficiently integrated with the university, to constitute a “college of a university”. Although the new test has now been incorporated into official HMRC guidance, it is not yet clear how HMRC will apply the Supreme Court judgment and the five key tests in practice.
Department of Education (ED) Program Reviews.  The ED has undertaken program reviews at various KHE locations.
In February 2015, the ED began a program review assessing KU’s administration of its Title IV and Higher Education Act programs during the 2013-2014 and 2014-2015 award years. In 2018, Kaplan contributed the institutional assets and operations of KU to Purdue Global, and the university became Purdue Global, under the ownership and control of Purdue University. However, Kaplan retained liability for any financial obligations the ED might impose under this program review and that are the result of actions taken during the time that Kaplan owned the institution. In September 2018, the ED issued a Preliminary Program Report (Preliminary Report) and none of the initial findings in the Preliminary Report carried material financial liability. Although the program review technically covers only the 2013-2015 award years, the ED included a review of the treatment of student financial aid refunds for students who withdrew from a program prior to completion in 2017-2018. In August 2019, the ED issued a Final Program Report, with a nominal financial liability.
There were two other open program reviews at campuses that were part of the KHE Campuses business prior to its sale in 2015 to ECA. The ED’s reports on the program reviews at former KHE Broomall, PA, and Pittsburgh, PA, locations were recently finalized with no additional financial obligation.
Regulatory Matters. In November 2018, Kaplan Learning Institute in Singapore (KLI) was notified by SkillsFuture Singapore (SSG), a statutory board under the Singapore Ministry of Education, that its right to deliver workforce skills qualifications (WSQ) courses under the Leadership & People Management framework would be suspended for six months from December 1, 2018. In June 2019, SSG notified KLI that from July 1, 2019, SSG was suspending KLI’s WSQ Approved Training Organization status for twelve months and terminating its WSQ course accreditation and funding due to findings of non-compliance with WSQ assessment principles. Kaplan Singapore has subsequently begun the process of voluntarily de-registering KLI as a Private Education institution. These actions have and will continue to adversely impact Kaplan Singapore’s revenues and operating results for 2019, as compared to 2018.

16. BUSINESS SEGMENTS
The Company changed the presentation of its segments in the third quarter of 2019 into the following eight reportable segments: Kaplan International, Kaplan Higher Education, Kaplan Test Preparation, Kaplan Professional (U.S.), Television Broadcasting, Manufacturing, Healthcare, and SocialCode.
The following tables summarize the financial information related to each of the Company’s business segments:

	Three Months Ended
	March 31,	June 30,	September 30,
(in thousands)	2019	2019	2019
Operating Revenues
Education	$372,454	$367,763	$357,319
Television broadcasting	108,223	116,628	115,161
Manufacturing	115,157	114,873	111,676
Healthcare	37,728	40,641	40,688
SocialCode	13,447	16,382	15,975
Other businesses	45,230	81,359	98,225
Corporate office	—	—	—
Intersegment elimination	(40)	(44)	(224)
	$692,199	$737,602	$738,820
Income (Loss) from Operations
Education	$25,595	$26,305	$(7,161)
Television broadcasting	35,540	44,494	36,813
Manufacturing	3,274	4,692	6,845
Healthcare	2,329	2,598	1,208
SocialCode	(4,018)	(975)	(378)
Other businesses	(8,493)	(5,913)	(9,029)
Corporate office	(14,224)	(13,238)	(12,030)
	$40,003	$57,963	$16,268
Equity in Earnings of Affiliates, Net	1,679	1,467	4,683
Interest Expense, Net	(5,725)	(6,807)	(5,302)
Non-Operating Pension and Postretirement Benefit Income, Net	19,928	12,253	19,556
Gain on Marketable Equity Securities, Net	24,066	7,791	17,404
Other Income, Net	29,351	1,228	5,556
Income Before Income Taxes	$109,302	$73,895	$58,165
Depreciation of Property, Plant and Equipment
Education	$6,201	$6,137	$6,258
Television broadcasting	3,239	3,293	3,307
Manufacturing	2,433	2,384	2,671
Healthcare	610	607	566
SocialCode	152	384	356
Other businesses	648	837	1,974
Corporate office	240	242	219
	$13,523	$13,884	$15,351
Amortization of Intangible Assets and Impairment of Long-Lived Assets
Education	$3,567	$4,070	$3,944
Television broadcasting	1,408	1,408	1,408
Manufacturing	6,530	6,528	6,522
Healthcare	1,398	1,410	1,914
SocialCode	157	157	156
Other businesses	—	—	—
Corporate office	—	—	—
	$13,060	$13,573	$13,944
Pension Service Cost
Education	$2,664	$2,522	$2,603
Television broadcasting	731	780	762
Manufacturing	25	15	20
Healthcare	183	63	123
SocialCode	248	191	219
Other businesses	201	161	215
Corporate office	1,169	1,231	1,200
	$5,221	$4,963	$5,142

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
(in thousands)	2018	2018	2018	2018
Operating Revenues
Education	$375,499	$370,005	$358,601	$346,910
Television broadcasting	108,802	114,086	130,014	152,647
Manufacturing	117,406	126,462	126,028	117,723
Healthcare	37,621	38,208	35,486	37,960
SocialCode	13,299	14,770	13,781	16,878
Other businesses	6,833	9,167	10,856	17,024
Corporate office	—	—	—	—
Intersegment elimination	(24)	(21)	—	(55)
	$659,436	$672,677	$674,766	$689,087
Income (Loss) from Operations
Education	$22,700	$37,554	$22,262	$14,620
Television broadcasting	40,542	41,118	55,453	73,420
Manufacturing	8,628	8,665	5,146	6,412
Healthcare	(1,391)	764	(8,702)	928
SocialCode	(3,781)	(1,742)	5,124	(682)
Other businesses	(8,542)	(7,977)	(5,657)	(5,840)
Corporate office	(13,942)	(12,756)	(12,887)	(13,276)
	$44,214	$65,626	$60,739	$75,582
Equity in Earnings of Affiliates, Net	2,579	931	9,537	1,426
Interest Expense, Net	(6,699)	(15,264)	(5,524)	(5,062)
Debt Extinguishment Costs	—	(11,378)	—	—
Non-Operating Pension and Postretirement Benefit Income	21,386	23,041	22,214	53,900
(Loss) Gain on Marketable Equity Securities, Net	(14,102)	(2,554)	44,962	(44,149)
Other Income (Loss), Net	9,187	2,333	3,142	(12,559)
Income from Continuing Operations Before Income Taxes	$56,565	$62,735	$135,070	$69,138
Depreciation of Property, Plant and Equipment
Education	$7,606	$6,839	$6,685	$6,969
Television broadcasting	3,071	2,974	3,198	3,961
Manufacturing	2,451	2,331	2,333	2,400
Healthcare	653	647	648	629
SocialCode	233	200	187	177
Other businesses	375	375	345	428
Corporate office	253	253	252	249
	$14,642	$13,619	$13,648	$14,813
Amortization of Intangible Assets and Impairment of Long-lived Assets
Education	$1,149	$1,663	$2,682	$3,868
Television broadcasting	1,408	1,408	1,408	1,408
Manufacturing	5,936	5,935	6,345	6,530
Healthcare	1,808	1,809	9,839	1,399
SocialCode	83	584	104	157
Other businesses	—	—	—	—
Corporate office	—	—	—	—
	$10,384	$11,399	$20,378	$13,362
Pension Service Cost
Education	$2,664	$1,878	$2,107	$2,104
Television broadcasting	493	601	544	550
Manufacturing	17	19	18	18
Healthcare	122	165	143	143
SocialCode	156	205	181	181
Other businesses	116	154	147	161
Corporate office	1,372	1,295	1,333	1,334
	$4,940	$4,317	$4,473	$4,491

	Nine months ended		Year Ended
	September 30		December 31
(in thousands)	2019	2018	2018	2017
Operating Revenues
Education	$1,097,536	$1,104,105	$1,451,015	$1,516,776
Television broadcasting	340,012	352,902	505,549	409,916
Manufacturing	341,706	369,896	487,619	414,193
Healthcare	119,057	111,315	149,275	154,202
SocialCode	45,804	41,850	58,728	62,077
Other businesses	224,814	26,856	43,880	34,733
Corporate office	—	—	—	—
Intersegment elimination	(308)	(45)	(100)	(51)
	$2,168,621	$2,006,879	$2,695,966	$2,591,846
Income (Loss) from Operations
Education	$44,739	$82,516	$97,136	$77,687
Television broadcasting	116,847	137,113	210,533	139,258
Manufacturing	14,811	22,439	28,851	14,947
Healthcare	6,135	(9,329)	(8,401)	(2,569)
SocialCode	(5,371)	(399)	(1,081)	(3,674)
Other businesses	(23,435)	(22,176)	(28,016)	(30,536)
Corporate office	(39,492)	(39,585)	(52,861)	(58,710)
	$114,234	$170,579	$246,161	$136,403
Equity in Earnings (Losses) of Affiliates, Net	7,829	13,047	14,473	(3,249)
Interest Expense, Net	(17,834)	(27,487)	(32,549)	(27,305)
Debt Extinguishment Costs	—	(11,378)	(11,378)	—
Non-Operating Pension and Postretirement Benefit Income, Net	51,737	66,641	120,541	72,699
Gain (Loss) on Marketable Equity Securities, Net	49,261	28,306	(15,843)	—
Other Income, Net	36,135	14,662	2,103	4,241
Income Before Income Taxes	$241,362	$254,370	$323,508	$182,789
Depreciation of Property, Plant and Equipment
Education	$18,596	$21,130	$28,099	$32,906
Television broadcasting	9,839	9,243	13,204	12,179
Manufacturing	7,488	7,115	9,515	9,173
Healthcare	1,783	1,948	2,577	4,583
SocialCode	892	620	797	1,004
Other businesses	3,459	1,095	1,523	1,546
Corporate office	701	758	1,007	1,118
	$42,758	$41,909	$56,722	$62,509
Amortization of Intangible Assets and Impairment of Goodwill and Other Long-Lived Assets
Education	$11,581	$5,494	$9,362	$5,162
Television broadcasting	4,224	4,224	5,632	6,349
Manufacturing	19,580	18,216	24,746	31,052
Healthcare	4,722	13,456	14,855	7,905
SocialCode	470	771	928	333
Other businesses	—	—	—	—
Corporate office	—	—	—	—
	$40,577	$42,161	$55,523	$50,801
Pension Service Cost
Education	$7,789	$6,649	$8,753	$9,720
Television broadcasting	2,273	1,638	2,188	1,942
Manufacturing	60	54	72	79
Healthcare	369	430	573	665
SocialCode	658	542	723	593
Other businesses	577	417	578	453
Corporate office	3,600	4,000	5,334	5,235
	$15,326	$13,730	$18,221	$18,687
Capital Expenditures
Education			$54,159	$27,520
Television broadcasting			27,013	16,802
Manufacturing			14,806	8,012
Healthcare			1,741	2,987
SocialCode			113	756
Other businesses			235	1,003
Corporate office			—	—
			$98,067	$57,080

Asset information for the Company’s business segments are as follows:

	As of
(in thousands)	September 30, 2019	December 31, 2018
Identifiable Assets
Education	$1,925,819	$1,568,747
Television broadcasting	470,915	452,853
Manufacturing	577,244	593,111
Healthcare	132,068	108,596
SocialCode	238,253	213,394
Other businesses	333,720	20,608
Corporate office	71,501	162,971
	$3,749,520	$3,120,280
Investments in Marketable Equity Securities	535,564	496,390
Investments in Affiliates	163,986	143,813
Prepaid Pension Cost	1,038,676	1,003,558
Total Assets	$5,487,746	$4,764,041
The Company’s education division comprises the following operating segments:

	Three Months Ended		Nine months ended
	September 30		September 30
(in thousands)	2019	2018	2019	2018
Operating Revenues
Kaplan international	$178,169	$167,668	$552,505	$535,553
Higher education	78,712	89,269	237,780	275,080
Test preparation	64,710	67,749	191,533	195,504
Professional (U.S.)	33,820	34,302	110,181	98,715
Kaplan corporate and other	2,450	143	7,121	870
Intersegment elimination	(542)	(530)	(1,584)	(1,617)
	$357,319	$358,601	$1,097,536	$1,104,105
Income (Loss) from Operations
Kaplan international	$(14,226)	$8,375	$35,596	$52,966
Higher education	5,177	6,042	9,813	18,616
Test preparation	4,959	10,572	8,794	17,213
Professional (U.S.)	4,939	6,768	20,943	20,863
Kaplan corporate and other	(8,011)	(9,452)	(30,405)	(27,110)
Intersegment elimination	1	(43)	(2)	(32)
	$(7,161)	$22,262	$44,739	$82,516
Depreciation of Property, Plant and Equipment
Kaplan international	$3,600	$3,759	$11,198	$11,497
Higher education	840	915	2,066	4,047
Test preparation	774	1,033	2,358	2,984
Professional (U.S.)	978	859	2,802	2,171
Kaplan corporate and other	66	119	172	431
	$6,258	$6,685	$18,596	$21,130
Amortization of Intangible Assets	$3,944	$2,682	$10,888	$5,494
Impairment of Long-lived Assets	$—	$—	$693	$—
Pension Service Cost
Kaplan international	$114	$66	$341	$233
Higher education	1,136	1,050	3,401	3,260
Test preparation	847	577	2,534	2,035
Professional (U.S.)	340	291	1,017	871
Kaplan corporate and other	166	123	496	250
	$2,603	$2,107	$7,789	$6,649

Asset information for the Company’s education division is as follows:

	As of
(in thousands)	September 30, 2019	December 31, 2018
Identifiable assets
Kaplan international	$1,336,238	$1,101,040
Higher education	202,553	126,752
Test preparation	165,471	145,308
Professional (U.S.)	154,568	166,916
Kaplan corporate and other	66,989	28,731
	$1,925,819	$1,568,747

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.
This analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto.
Results of Operations
The Company reported net income attributable to common shares of $43.1 million ($8.05 per share) for the third quarter of 2019, compared to $125.1 million ($23.28 per share) for the third quarter of 2018.
Items included in the Company’s net income for the third quarter of 2019:

•	a $20.4 million provision recorded at Kaplan International related to a Value Added Tax (VAT) receivable at UK Pathways (after-tax impact of $16.5 million, or $3.09 per share);

•
a $1.1 million reduction to operating expenses from property, plant and equipment gains in connection with the spectrum repacking mandate of the FCC (after-tax impact of $0.9 million, or $0.16 per share);

•	$17.4 million in net gains on marketable equity securities (after-tax impact of $13.1 million, or $2.44 per share);

•	non-operating gain of $3.7 million from write-ups of cost method investments (after-tax impact of $2.8 million or $0.51 per share); and

•	$0.7 million in non-operating foreign currency gains (after-tax impact of $0.5 million, or $0.09 per share).
Items included in the Company’s net income for the third quarter of 2018:

•	a $7.9 million intangible asset impairment charge at the healthcare business (after-tax impact of $5.8 million, or $1.08 per share);

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
Revenue for the third quarter of 2019 was $738.8 million, up 9% from $674.8 million in the third quarter of 2018, largely due to the acquisition of two automotive dealerships in January 2019 and the acquisition of Clyde’s Restaurant Group (CRG) in July 2019. Revenues grew at healthcare and SocialCode, partially offset by declines at the television broadcasting and manufacturing businesses. The Company reported operating income of $16.3 million for the third quarter of 2019, compared to $60.7 million for the third quarter of 2018. The operating income decline is driven by lower earnings in education, television broadcasting, SocialCode and other businesses, partially offset by improvements in manufacturing and healthcare results.
For the first nine months of 2019, the Company reported net income attributable to common shares of $182.0 million ($33.96 per share), compared to $214.5 million ($39.54 per share) for the first nine months of 2018.

Items included in the Company’s net income for the nine months of 2019:

•	a $17.1 million provision recorded at Kaplan International related to a VAT receivable at UK Pathways (after-tax impact of $13.9 million, or $2.59 per share);

•
a $10.7 million reduction to operating expenses from property, plant and equipment gains in connection with the spectrum repacking mandate of the FCC (after-tax impact of $8.3 million, or $1.55 per share);

•	$6.6 million in expenses related to a second quarter non-operating Separation Incentive Program (SIP) at the education division (after-tax impact of $5.1 million, or $0.95 per share);

•	$49.3 million in net gains on marketable equity securities (after-tax impact of $36.9 million, or $6.90 per share);

•	non-operating gain of $5.1 million from write-ups of cost method investments (after-tax impact of $3.9 million or $0.73 per share);

•	$29.0 million gain from the sale of Gimlet Media (after-tax impact of $21.7 million, or $4.06 per share);

•	$1.3 million in non-operating foreign currency gains (after-tax impact of $1.0 million, or $0.18 per share); and

•	$1.7 million in income tax benefits related to stock compensation ($0.32 per share).
Items included in the Company’s net income for the nine months of 2018:

•	a $7.9 million intangible asset impairment charge at the healthcare business (after-tax impact of $5.8 million, or $1.08 per share);

•
a $2.1 million reduction to operating expenses from property, plant and equipment gains in connection with the spectrum repacking mandate of the FCC (after-tax impact of $1.6 million, or $0.29 per share);

•	$6.2 million in interest expense related to the settlement of a mandatorily redeemable noncontrolling interest ($1.14 per share);

•	$11.4 million in debt extinguishment costs (after-tax impact of $8.6 million, or $1.60 per share);

•	$28.3 million in net losses on marketable equity securities (after-tax impact of $20.9 million, or $3.86 per share);

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
Revenue for the first nine months of 2019 was $2,168.6 million, up 8% from $2,006.9 million in the first nine months of 2018, largely due to the acquisition of two automotive dealerships in January 2019 and the acquisition of CRG in July 2019. Revenues grew at healthcare and SocialCode, partially offset by declines at the education, television broadcasting and manufacturing businesses. The Company reported operating income of $114.2 million for the first nine months of 2019, compared to $170.6 million for the first nine months of 2018. Operating results declined at the education, television broadcasting, manufacturing, SocialCode and other businesses, partially offset by improvements at healthcare.
Division Results
Education
Education division revenue totaled $357.3 million for the third quarter of 2019, down slightly from $358.6 million for the same period of 2018. Kaplan reported an operating loss of $7.2 million for the third quarter of 2019, compared to operating income of $22.3 million for the third quarter of 2018.
For the first nine months of 2019, education division revenue totaled $1,097.5 million, down 1% from revenue of $1,104.1 million for the same period of 2018. Kaplan reported operating income of $44.7 million for the first nine months of 2019, a 46% decline from $82.5 million for the first nine months of 2018.

A summary of Kaplan’s operating results is as follows:

	Three Months Ended			Nine Months Ended
	September 30			September 30
(in thousands)	2019	2018	% Change	2019	2018	% Change
Revenue
Kaplan international	$178,169	$167,668	6	$552,505	$535,553	3
Higher education	78,712	89,269	(12)	237,780	275,080	(14)
Test preparation	64,710	67,749	(4)	191,533	195,504	(2)
Professional (U.S.)	33,820	34,302	(1)	110,181	98,715	12
Kaplan corporate and other	2,450	143	—	7,121	870	—
Intersegment elimination	(542)	(530)	—	(1,584)	(1,617)	—
	$357,319	$358,601	0	$1,097,536	$1,104,105	(1)
Operating Income (Loss)
Kaplan international	$(14,226)	$8,375	—	$35,596	$52,966	(33)
Higher education	5,177	6,042	(14)	9,813	18,616	(47)
Test preparation	4,959	10,572	(53)	8,794	17,213	(49)
Professional (U.S.)	4,939	6,768	(27)	20,943	20,863	0
Kaplan corporate and other	(4,067)	(6,770)	40	(18,824)	(21,616)	13
Amortization of intangible assets	(3,944)	(2,682)	(47)	(10,888)	(5,494)	(98)
Impairment of long-lived assets	—	—	—	(693)	—	—
Intersegment elimination	1	(43)	—	(2)	(32)	—
	$(7,161)	$22,262	—	$44,739	$82,516	(46)
Kaplan International includes English-language programs, and postsecondary education and professional training businesses largely outside the United States. In July 2019, Kaplan acquired Heverald, the owner of ESL Education, Europe’s largest language-travel agency and Alpadia, a chain of German and French language schools and junior summer camps. Kaplan International revenue increased 6% and 3% for the third quarter and first nine months of 2019, respectively. On a constant currency basis, revenue increased 13% and 8% for the third quarter and first nine months of 2019, respectively. The revenue increases were due to growth at UK Pathways, UK Professional and Australia, and from the Heverald acquisition. Kaplan International reported an operating loss of $14.2 million in the third quarter of 2019, compared to operating income of $8.4 million in the third quarter of 2018. Operating income decreased to $35.6 million in the first nine months of 2019, compared to $53.0 million in the first nine months of 2018. The decline in operating results in 2019 is due to the VAT provision recorded at UK Pathways and a decline in Singapore, offset by increases at UK Professional and Australia.
In 2017, HMRC raised assessments against Kaplan UK Pathways for VAT relating to 2014 to 2017, which were paid by Kaplan. Kaplan challenged these assessments and the Company believes it has met all requirements under UK VAT law and is entitled to recover the £17.3 million receivable from assessments and subsequent payments through September 30, 2019. Due to recent developments in the case, in the third quarter of 2019, the Company recorded a full provision of £17.3 million ($21.0 million) against this receivable; of this amount, £14.1 million ($17.1 million) relates to years 2014 to 2018. The Company estimates total additional annual VAT expense at the UK Pathways business of approximately $6.0 million related to this matter for 2019. If the Company ultimately prevails in this case, the provision will be reversed and a pre-tax credit will be recorded in the Company’s Consolidated Statement of Operations. The result of the case is expected to be known by the end of 2020.
Prior to the KU Transaction closing on March 22, 2018, Higher Education included Kaplan’s domestic postsecondary education businesses, made up of fixed-facility colleges and online postsecondary and career programs. Following the KU Transaction closing, the Higher Education division includes the results as a service provider to higher education institutions. In the third quarter and first nine months of 2019, Higher Education revenue was down 12% and 14%, respectively, due to the KU Transaction. In the first nine months of 2019, the Company recorded a portion of the service fee with Purdue Global based on an assessment of its collectability under the TOSA. This resulted in a decline in Higher Education results for the first nine months of 2019, as the Company recorded the full service fee for Purdue Global for the first six months of 2018, and a portion of the service fee for the third quarter of 2018. Following the transition from KU, Purdue Global launched a planned marketing campaign to fully establish its new brand. This significant marketing spend, which the Company supports, impacts the cash generated by Purdue Global and its current ability to fully pay the KHE service fee under the TOSA. The Company will continue to assess the collectability of the service fee with Purdue Global on a quarterly basis to make a determination as to whether to record all or part of the service fee in the future and whether to make adjustments to service fee amounts recognized in earlier periods.
As of September 30, 2019, Kaplan had a total outstanding accounts receivable balance of $72.3 million from Purdue Global related to amounts due for reimbursements for services and a deferred service fee. In addition, Kaplan has a $20.0 million long-term receivable balance due from Purdue Global at September 30, 2019, related to the initial KU Transaction.

Kaplan Test Preparation (KTP) includes Kaplan’s standardized test preparation programs. In September 2018, KTP acquired the test preparation and study guide assets of Barron’s Educational Series, a New York-based education publishing company. KTP revenue decreased 4% and 2% for the third quarter and first nine months of 2019, respectively. Excluding revenue from the Barron’s acquisition, revenues were down 11% and 9%, respectively, due to declines in KTP’s retail comprehensive test preparation programs. KTP operating results declined 53% and 49% in the third quarter and first nine months of 2019, respectively, due primarily to revenue declines for retail comprehensive test preparation programs. Operating losses for the new economy skills training programs were $3.2 million and $2.8 million for each of the first nine months of 2019 and 2018, respectively.
In the second quarter of 2019, the Company approved a SIP to reduce the number of employees at KTP and Higher Education. In connection with the SIP, the Company recorded $6.6 million in non-operating pension expense in the second quarter of 2019.
Kaplan Professional (U.S.) includes the domestic professional and other continuing education businesses. Kaplan Professional (U.S.) revenue in the third quarter of 2019 declined 1% due to declines in CFA, real estate and accountancy programs. In the first nine months of 2019, Kaplan Professional (U.S.) revenue increased 12%, due to the May 2018 acquisition of Professional Publications, Inc. (PPI), an independent publisher of professional licensing exam review materials that provides engineering, surveying, architecture, and interior design licensure exam review products, and the July 2018 acquisition of College for Financial Planning (CFFP), a provider of financial education and training to individuals through programs of study for professionals pursuing a career in Financial Planning. Kaplan Professional (U.S.) operating results declined in the third quarter of 2019, primarily due to lower demand for real estate and accountancy programs and increased spending for sales and marketing. Kaplan Professional (U.S) operating results were flat for the first nine months of 2019, due to increased earnings at PPI and CFFP, offset by increased sales and marketing expenses.
Kaplan corporate and other represents unallocated expenses of Kaplan, Inc.’s corporate office, other minor businesses and certain shared activities. Overall, Kaplan corporate and other expenses declined in 2019 due to lower incentive compensation costs.
Television Broadcasting

	Three Months Ended			Nine Months Ended
	September 30			September 30
(in thousands)	2019	2018	% Change	2019	2018	% Change
Revenue	$115,161	$130,014	(11)	$340,012	$352,902	(4)
Operating Income	36,813	55,453	(34)	116,847	137,113	(15)
Revenue at the television broadcasting division declined 11% to $115.2 million in the third quarter of 2019, from $130.0 million in the same period of 2018. The revenue decrease is due to a $19.9 million decrease in political advertising revenue, slightly offset by a $3.1 million increase in retransmission revenues. In the third quarter of 2019 and 2018, the television broadcasting division recorded $1.1 million and $1.0 million, respectively, in reductions to operating expenses related to property, plant and equipment gains due to new equipment received at no cost in connection with the spectrum repacking mandate of the FCC. Operating income for the third quarter of 2019 decreased 34% to $36.8 million, from $55.5 million in the same period of 2018, due to lower revenues and higher network fees.
Revenue at the television broadcasting division declined 4% to $340.0 million in the first nine months of 2019, from $352.9 million in the same period of 2018. The revenue decrease is due primarily to a $25.0 million decrease in political advertising revenue, an $8.6 million decrease in 2018 incremental winter Olympics-related advertising revenue at the Company’s NBC stations; partially offset by $17.5 million in higher retransmission revenues. In the first nine months of 2019 and 2018, the television broadcasting division recorded $10.7 million and $2.1 million, respectively, in reductions to operating expenses related to non-cash property, plant and equipment gains due to new equipment received at no cost in connection with the spectrum repacking mandate of the FCC. Operating income for the first nine months of 2019 decreased 15% to $116.8 million from $137.1 million in the same period of 2018, due to lower revenues and higher network fees, partially offset by increased property, plant and equipment gains.
In March 2019, the Company’s television station in Orlando (WKMG) entered into a new network affiliation agreement with CBS that covers the period April 7, 2019 through June 30, 2022.
In October 2019, the Company’s television stations in Houston (KPRC), Detroit (WDIV) and Roanoke (WSLS) have entered into a new three-year NBC Affiliation Agreement effective January 1, 2020 through December 31, 2022.

Manufacturing

	Three Months Ended			Nine Months Ended
	September 30			September 30
(in thousands)	2019	2018	% Change	2019	2018	% Change
Revenue	$111,676	$126,028	(11)	$341,706	$369,896	(8)
Operating Income	6,845	5,146	33	14,811	22,439	(34)
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
Manufacturing revenues declined 11% and 8% in the third quarter and first nine months of 2019, respectively, due primarily to a decline at Hoover from lower wood prices, partially offset by increases due to the Furnlite acquisition. Manufacturing operating income increased in the third quarter of 2019, due partly to improved results at Hoover from losses on inventory sales in the third quarter of 2018. Operating income declined in the first nine months of 2019 due largely to increased labor and other operating costs at Hoover.
In connection with the Company’s annual impairment testing in 2018, the Company performed a quantitative goodwill impairment process at all of its reporting units. At the time, the estimated fair value of three reporting units at the manufacturing businesses exceeded their respective carrying values by a margin less than 25%. The total goodwill at these three reporting units was $226.6 million as of September 30, 2019, or 17% of the total goodwill of the Company. There exists a reasonable possibility that a decrease in the assumed projected cash flows or long-term growth rate, or an increase in the discount rate assumption used in the discounted cash flow model of these reporting units, could result in an impairment charge.
Healthcare

	Three Months Ended			Nine Months Ended
	September 30			September 30
(in thousands)	2019	2018	% Change	2019	2018	% Change
Revenue	$40,688	$35,486	15	$119,057	$111,315	7
Operating Income (Loss)	1,208	(8,702)	—	6,135	(9,329)	—
The Graham Healthcare Group (GHG) provides home health and hospice services in three states. Healthcare revenues increased in the first nine months of 2019, largely due to growth in home health and hospice services. The improvement in GHG operating results in 2019 is due to increased revenues and the absence of integration costs and other overall cost reduction in the first nine months of 2019. In the third quarter of 2018, GHG recorded a $7.9 million intangible asset impairment charge related to the Celtic trademark, which was phased-out in the second half of 2018.
SocialCode

	Three Months Ended			Nine Months Ended
	September 30			September 30
(in thousands)	2019	2018	% Change	2019	2018	% Change
Revenue	$15,975	$13,781	16	$45,804	$41,850	9
Operating Income (Loss)	(378)	5,124	—	(5,371)	(399)	—
SocialCode is a provider of marketing solutions managing data, creative, media and marketplaces to accelerate client growth. In the third quarter of 2018, SocialCode acquired Marketplace Strategy, a Cleveland-based Amazon sales acceleration agency. SocialCode’s revenue increased 16% and 9% in the third quarter and first nine months of 2019, respectively. SocialCode reported operating losses of $0.4 million and $5.4 million in the third quarter and first nine months of 2019, respectively, compared to operating income of $5.1 million and an operating loss of $0.4 million in the third quarter and first nine months of 2018, respectively. The 2018 results include a $7.5 million and $7.2 million credit related to SocialCode’s phantom equity plans in the third quarter and first nine months of 2018, respectively.
Other Businesses
On July 31, 2019, the Company acquired CRG. CRG owns and operates thirteen restaurants and entertainment venues in the Washington, DC metropolitan area, including Old Ebbitt Grill and The Hamilton, two of the top twenty highest grossing independent restaurants in the United States. CRG is managed by its existing management team as a wholly-owned subsidiary of the Company.
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
Revenues from other businesses increased due mostly to the automotive dealership and CRG acquisitions.
Other businesses also includes Slate and Foreign Policy, which publish online and print magazines and websites; and three investment stage businesses, Megaphone, Pinna and CyberVista. Megaphone, Slate and CyberVista reported revenue increases in the first nine months of 2019. Losses from each of these five businesses in the first nine months of 2019 adversely affected operating results.
Corporate Office
Corporate office includes the expenses of the Company’s corporate office and certain continuing obligations related to prior business dispositions.
Equity in Earnings of Affiliates
At September 30, 2019, the Company held an approximate 11% interest in Intersection Holdings, LLC, a company that provides digital marketing and advertising services and products for cities, transit systems, airports, and other public and private spaces. The Company also holds interests in a number of home health and hospice joint ventures, and several other affiliates. The Company recorded equity in earnings of affiliates of $4.7 million for the third quarter of 2019, compared to $9.5 million for the third quarter of 2018. The Company recorded equity in earnings of affiliates of $7.8 million for the first nine months of 2019, compared to $13.0 million for the first nine months of 2018. In the third quarter of 2018, the Company recorded $7.9 million in gains in equity in earnings of affiliates related to two of its investments.
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
The Company incurred net interest expense of $5.3 million and $17.8 million for the third quarter and first nine months of 2019, respectively, compared to $5.5 million and $27.5 million for the third quarter and first nine months of 2018, respectively. The Company incurred $6.2 million in interest expense related to the mandatorily redeemable noncontrolling interest at the Graham Healthcare Group settled in the second quarter of 2018. The higher interest expense in 2018 is also due to both the $400 million eight-year and ten-year notes outstanding for the month of June 2018.
At September 30, 2019, the Company had $502.2 million in borrowings outstanding at an average interest rate of 5.1% and cash, marketable equity securities and other investments of $711.6 million.
Non-operating Pension and Postretirement Benefit Income, net
The Company recorded net non-operating pension and postretirement benefit income of $19.6 million and $51.7 million for the third quarter and first nine months of 2019, respectively, compared to $22.2 million and $66.6 million for the third quarter and first nine months of 2018, respectively.
In the second quarter of 2019, the Company recorded $6.6 million in expenses related to a non-operating SIP at the education division.
Gain on Marketable Equity Securities, net
Overall, the Company recognized $17.4 million and $49.3 million in net gains on marketable equity securities in the third quarter and first nine months of 2019, respectively, compared to $45.0 million and $28.3 million in net gains on marketable equity securities in the third quarter and first nine months of 2018, respectively.

Other Non-Operating Income
The Company recorded total other non-operating income, net, of $5.6 million for the third quarter of 2019, compared to $3.1 million for the third quarter of 2018. The 2019 amounts included $3.7 million in fair value increases on cost method investments; $0.7 million in foreign currency gains; and other items. The 2018 amounts included $8.5 million in fair value increases on cost method investments and other items, partially offset by a $3.3 million net loss related to sales of businesses and contingent consideration; a $2.5 million impairment of a cost method investment; and $0.1 million in foreign currency losses.
The Company recorded total other non-operating income, net, of $36.1 million for the first nine months of 2019 compared to $14.7 million for the first nine months of 2018. The 2019 amounts included a $29.0 million gain on the sale of the Company’s interest in Gimlet Media; $5.1 million in fair value increases on cost method investments; $1.3 million in foreign currency gains and other items. The 2018 amounts include $8.5 million in fair value increases on cost method investments; $4.0 million net gain related to sales of businesses and contingent consideration; a $2.8 million gain on sale of a cost method investment; a $2.5 million gain on sale of land; and other items, partially offset by a $2.5 million impairment of a cost method investment and $2.2 million in foreign currency losses.
Provision for Income Taxes
The Company’s effective tax rate for the first nine months of 2019 was 24.7%. In the first quarter of 2019, the Company recorded income tax benefits related to stock compensation of $1.7 million.
The Company’s effective tax rate for the first nine months of 2018 was 15.6%. In the third quarter of 2018, the Company recorded a $17.8 million deferred state tax benefit related to the release of valuation allowances. Excluding this $17.8 million benefit and a $1.8 million income tax benefit related to stock compensation recorded in the first quarter of 2018, the overall income tax rate for the first nine months of 2018 was 23.3%.
Earnings Per Share
The calculation of diluted earnings per share for the third quarter and first nine months of 2019 was based on 5,328,855 and 5,327,865 weighted average shares outstanding, compared to 5,336,612 and 5,390,049 for the third quarter and first nine months of 2018. At September 30, 2019, there were 5,314,386 shares outstanding. On November 9, 2017, the Board of Directors authorized the Company to acquire up to 500,000 shares of its Class B common stock; the Company has remaining authorization for 273,655 shares as of September 30, 2019.
Financial Condition: Capital Resources and Liquidity
Acquisitions and Dispositions of Businesses and Other Transactions
Acquisitions.  In the first nine months of 2019, the Company acquired seven businesses; one in education, two in healthcare, one in manufacturing, and three in other businesses for $191.6 million in cash and contingent consideration and the assumption of $25.8 million in floor plan payables.
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
In July 2019, Graham Healthcare Group (GHG) acquired an interest in a small business which is expected to provide certain strategic benefits in the future and is included in healthcare. On July 11, 2019, Kaplan acquired Heverald, the owner of ESL Education, Europe’s largest language-travel agency and Alpadia, a chain of German and French language schools and junior summer camps. The acquisition is expected to provide synergies within Kaplan’s International English business and is included in its international division.
On July 31, 2019, the Company announced the closing of its acquisition of Clyde’s Restaurant Group (CRG). CRG owns and operates 13 restaurants and entertainment venues in the Washington, DC metropolitan area, including Old Ebbitt Grill and The Hamilton, two of the top 20 highest grossing independent restaurants in the United States. CRG is managed by its existing management team as a wholly-owned subsidiary of the Company. The acquisition is expected to provide benefits in the future by diversifying the Company’s business operations and is included in other businesses.

In September 2019, Joyce/Dayton Corp. acquired the assets of a small business. The acquisition is expected to complement current product offerings and is included in manufacturing.
During 2018, the Company acquired eight businesses, five in education, one in manufacturing, one in healthcare, and one in SocialCode for $121.1 million in cash and contingent consideration. The assets and liabilities of the companies acquired were recorded at their estimated fair values at the date of acquisition.
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
On July 31, 2018, Dekko acquired 100% of the issued and outstanding shares of Furnlite, Inc., a Fallston, NC-based manufacturer of power and data solutions for the hospitality and residential furniture industries. Dekko’s primary reasons for the acquisition are to complement existing product offerings and to provide potential synergies across the businesses. The acquisition is included in manufacturing.
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
Kaplan University Transaction. On March 22, 2018, the Company closed on the Kaplan University (KU) transaction and recorded a pre-tax gain of $4.3 million in the first quarter of 2018. For financial reporting purposes, Kaplan may receive payment of additional consideration related to the sale of the institutional assets as part of its fee to the extent there are sufficient revenues available after paying all amounts required by the Transition and Operations Support Agreement (TOSA). The Company did not recognize any contingent consideration as part of the initial disposition. The Company recorded a $0.5 million contingent consideration gain in each of the three months ended September 30, 2019 and September 30, 2018. In the nine months ended September 30, 2019 and September 30, 2018, the Company recorded a $0.9 million and $1.9 million contingent consideration gain, respectively.
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

Capital Expenditures
During the first nine months of 2019, the Company’s capital expenditures totaled $73.3 million. This amount includes assets acquired during the year, whereas the amounts reflected in the Company’s Condensed Consolidated Statements of Cash Flows are based on cash payments made during the relevant periods. The Company estimates that its capital expenditures will be in the range of $90 million to $100 million in 2019. This includes amounts for constructing an academic and student residential facility in connection with Kaplan’s Pathways program in Liverpool, U.K. This also includes capital expenditures in connection with spectrum repacking at the Company’s television stations in Detroit, MI, Jacksonville, FL, and Roanoke, VA, as mandated by the FCC; these expenditures are expected to be largely reimbursed to the Company by the FCC.
Liquidity
The Company’s borrowings were $502.2 million and $477.1 million, at September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019, there was $5.0 million outstanding under the Company’s revolving credit facility at an interest rate of 5.5%; this was fully repaid on October 1, 2019.
At September 30, 2019, the Company had cash and cash equivalents, restricted cash and investments in marketable securities and other investments totaling $711.6 million, compared with $778.7 million at December 31, 2018. At September 30, 2019, the Company held approximately $130 million in cash and cash equivalents in businesses domiciled outside the U.S., of which approximately $8 million is not available for immediate use in operations or for distribution. Additionally, Kaplan’s business operations outside the U.S. retain cash balances to support ongoing working capital requirements, capital expenditures, and regulatory requirements. As a result, the Company considers a significant portion of the cash and cash equivalents balance held outside the U.S. as not readily available for use in U.S. operations.
The Company’s net cash provided by operating activities, as reported in the Company’s Condensed Consolidated Statements of Cash Flows, was $72.3 million for the first nine months of 2019, compared to $191.9 million for the first nine months of 2018. The decrease is due to changes in working capital and an increase in incentive compensation payments.
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
The Company finances all new vehicle inventory through a standardized floor plan facility (the “floor plan facility”) with SunTrust Bank. The new vehicle floor plan facility bears interest at variable rates that are based on LIBOR plus 1.15% per annum. The weighted average interest rate for the floor plan facility was 3.4% for both the three and nine months ended September 30, 2019. As of September 30, 2019, the aggregate capacity under the floor plan facility was $50 million, of which $40.9 million had been utilized, and is included in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheet.
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
At September 30, 2019 and December 31, 2018, the Company had working capital of $545.3 million and $720.2 million, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments. The Company expects to fund its estimated capital needs primarily through existing cash balances and internally generated funds. In management’s opinion, the Company will have sufficient liquidity to meet its various cash needs within the next 12 months.
The Company adopted the new lease accounting guidance on January 1, 2019 and recognized right-of-use assets of $369.3 million and lease liabilities of $418.3 million. Please refer to Note 1 - Organization, Basis of Presentation and Recent Accounting Pronouncements and Note 6 - Leases for further discussion of the new lease accounting guidance.
There were no other significant changes to the Company’s contractual obligations or other commercial commitments from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

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
Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (the Company’s principal executive officer) and the Company’s Chief Financial Officer (the Company’s principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of September 30, 2019. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors.
The Company faces a number of significant risks and uncertainties in connection with its operations. If any of the events or developments described below occurs, it could have a material adverse effect on the Company’s business, financial condition or results of operations.
Other than as subsequently discussed, there have been no material changes to the Risk Factors disclosed in our 2018 Form 10-K.

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
The laws, regulations and other requirements applicable to KHE or any KHE client institutions are subject to change and to interpretation. In addition, there are other factors related to Purdue Global’s and other client institutions’ compliance with federal, state and accrediting agency requirements-many of which are largely outside of Kaplan’s control-that could have a material adverse effect on Purdue Global’s and other client institutions’ revenues and, in turn, on Kaplan’s operating results including, for example:
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
Legislative and regulatory change: Congress periodically revises the Higher Education Act and other laws and enacts new laws governing the Title IV programs and annually determines the funding level for each Title IV program and may make changes in the laws at any time. The ED also may issue new regulations and guidance or change its interpretation of new regulations at any time. For example, on August 30, 2019, the ED released new final regulations impacting the ability of student borrowers to obtain discharges of their obligations to repay certain Title IV loans on loans first disbursed on or after July 1, 2020, and loans disbursed between July 1, 2017 and July 1, 2020. The new regulations expand the ability of borrowers to obtain loan discharges based on substantial misrepresentations. Application of these regulations to Purdue Global or other client institutions, could materially impact revenue and result in liabilities to the ED. In addition, application of these regulations to Kaplan for loans disbursed between July 1, 2017 and March 22, 2018, the close of the Purdue Global transaction, could result in liabilities to ED. Any action by Congress or the ED that significantly reduces funding for Title IV programs or the ability of Purdue Global or other client institutions to receive funding through these programs could reduce Purdue Global’s or other client institutions’ enrollments and tuition revenues and, in turn, the revenues KHE receives under the TOSA or other agreements. Any action by Congress or the ED that impacts the ability of Purdue Global or other client institutions to contract with KHE to provide bundled services in exchange for a share of tuition revenue could require KHE to modify the TOSA, other agreements and its practices and could impact the revenues KHE may receive under such agreements. Congress, the ED and other federal and state regulators may create new laws or take actions that may require Purdue Global, other client institutions or

KHE to modify practices in ways that could have a material adverse effect on Kaplan’s business and results of operations.
Increased regulatory scrutiny of postsecondary education and service providers: The increased scrutiny of online schools that offer programs similar to those offered by Purdue Global or other client institutions has resulted, and may continue to result, in additional enforcement actions, investigations and lawsuits by the ED, other federal agencies, state Attorneys General and state licensing agencies. Recent enforcement actions have resulted in substantial liabilities, restrictions and sanctions and, in some cases, have led to the loss of Title IV eligibility and closure of institutions. This increased activity and other current and future activity may result in further legislation, rulemaking and other governmental actions affecting the amount of student financial assistance for which Purdue Global’s or other client institutions’ students are eligible, or Kaplan’s participation in Title IV programs as a third-party servicer to Purdue Global or such other client institutions.

•	Compliance Reviews, Program Review, Audits and Investigations Could Result in Findings of Non-Compliance With Statutory and Regulatory Requirements and Result in Liabilities, Sanctions and Fines.
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
Her Majesty’s Revenue and Customs (HMRC), a department of the U.K. government responsible for the collection of taxes, has raised assessments against the Kaplan U.K. Pathways business for Value Added Tax (VAT) relating to years 2014 to 2017, which have been paid by Kaplan. In September 2017, in a case captioned Kaplan International Colleges UK Limited v. The Commissioners for Her Majesty’s Revenue and Customs, Kaplan challenged these assessments. The Company believes it has met all requirements under U.K. VAT law and is entitled to recover the £17.3 million receivable related to the assessments and subsequent payments that have been paid through September 30, 2019. Following a hearing held in January 2019 before the First Tier Tax Tribunal, all issues related to EU law in the case were referred to the Court of Justice of the European Union. In the third quarter of 2019, the Company has recorded a full provision of £17.3 million against this receivable due to recent developments in the case.
In a separate matter, there was a legal case awaiting judgment at the Supreme Court in the U.K. as of December 31, 2018 that could have impacted U.K. Pathways’ ability to receive the benefit of an exemption from charging its students VAT on tuition fees. The case could have reversed or amended the law and guidance permitting private providers to qualify as a “college of a university” and, therefore, receive the benefit of an exemption from charging its students VAT on tuition fees. However the Supreme Court decided the case in the college’s favor. The result was more favorable to private providers working in collaboration with a university than the opposing view. The Supreme Court emphasized five key tests for a private provider to satisfy so that it could exempt its services as a “college of a university”, even if it did not have a constitutional link to the university. Satisfying these tests would generally show that the college had a sufficiently close relationship with the university and its activities were sufficiently integrated with the university, to constitute a “college of a university”. Although the new test has now been incorporated into official HMRC guidance, it is not yet clear how HMRC will apply the Supreme Court judgment and the five key tests in practice.

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

10.1
First Amendment dated as of July 29, 2019, to the Transition and Operations Support Agreement dated March 22, 2018, by and among Kaplan Higher Education, LLC, Iowa College Acquisition, LLC and Purdue University Global, Inc. (the “First Amendment”), with The Trustees of Purdue University as a party to the First Amendment solely for the purposes of continuing to be bound by the Purdue Provisions (as defined therein). +

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer. *

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith.

+	Select portions of this exhibit have been omitted as permitted by SEC rules regarding confidential information.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAHAM HOLDINGS COMPANY
(Registrant)

Date: October 30, 2019	/s/ Timothy J. O’Shaughnessy
Timothy J. O’Shaughnessy, President & Chief Executive Officer (Principal Executive Officer)

Date: October 30, 2019	/s/ Wallace R. Cooney
Wallace R. Cooney, Chief Financial Officer (Principal Financial Officer)