Form 10-Q
period 2020-03-31
Graham Holdings Co
filed 2020-05-05
CIK 104889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2020
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
Shares outstanding at May 1, 2020:
Class A Common Stock – 964,001 Shares
Class B Common Stock – 4,273,796 Shares

GRAHAM HOLDINGS COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31

(in thousands, except per share amounts)	2020	2019
Operating Revenues	$732,257	$692,199
Operating Costs and Expenses
Operating	497,427	451,355
Selling, general and administrative	179,475	174,258
Depreciation of property, plant and equipment	16,704	13,523
Amortization of intangible assets	14,165	13,060
Impairment of goodwill and intangible assets	16,401	—
	724,172	652,196
Income from Operations	8,085	40,003
Equity in (losses) earnings of affiliates, net	(1,547)	1,679
Interest income	1,151	1,700
Interest expense	(7,678)	(7,425)
Non-operating pension and postretirement benefit income, net	18,403	19,928
(Loss) gain on marketable equity securities, net	(100,393)	24,066
Other income, net	2,688	29,351
(Loss) Income Before Income Taxes	(79,291)	109,302
(Benefit from) Provision for Income Taxes	(45,400)	27,600
Net (Loss) Income	(33,891)	81,702
Net Loss Attributable to Noncontrolling Interests	646	46
Net (Loss) Income Attributable to Graham Holdings Company Common Stockholders	$(33,245)	$81,748
Per Share Information Attributable to Graham Holdings Company Common Stockholders
Basic net (loss) income per common share	$(6.32)	$15.38
Basic average number of common shares outstanding	5,274	5,284
Diluted net (loss) income per common share	$(6.32)	$15.26
Diluted average number of common shares outstanding	5,274	5,326
See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended March 31
(in thousands)	2020	2019
Net (Loss) Income	$(33,891)	$81,702
Other Comprehensive (Loss) Income, Before Tax
Foreign currency translation adjustments:
Translation adjustments arising during the period	(37,376)	10,033
Pension and other postretirement plans:
Amortization of net prior service cost (credit) included in net (loss) income	671	(1,347)
Amortization of net actuarial loss (gain) included in net (loss) income	220	(548)
	891	(1,895)
Cash flow hedges loss	(1,578)	(467)
Other Comprehensive (Loss) Income, Before Tax	(38,063)	7,671
Income tax benefit related to items of other comprehensive (loss) income	120	619
Other Comprehensive (Loss) Income, Net of Tax	(37,943)	8,290
Comprehensive (Loss) Income	(71,834)	89,992
Comprehensive loss attributable to noncontrolling interests	646	46
Total Comprehensive (Loss) Income Attributable to Graham Holdings Company	$(71,188)	$90,038

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands)	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$178,646	$200,165
Restricted cash	22,993	13,879
Investments in marketable equity securities and other investments	451,380	599,967
Accounts receivable, net	514,564	624,216
Income taxes receivable	55,812	10,735
Inventories and contracts in progress	117,440	108,928
Prepaid expenses	96,407	92,289
Other current assets	11,783	13,306
Total Current Assets	1,449,025	1,663,485
Property, Plant and Equipment, Net	382,408	384,670
Lease Right-of-Use Assets	486,820	526,417
Investments in Affiliates	167,628	162,249
Goodwill, Net	1,362,191	1,388,279
Indefinite-Lived Intangible Assets	116,172	140,197
Amortized Intangible Assets, Net	235,008	233,481
Prepaid Pension Cost	1,306,843	1,292,350
Deferred Income Taxes	11,062	11,629
Deferred Charges and Other Assets	128,668	128,479
Total Assets	$5,645,825	$5,931,236

Liabilities and Equity
Current Liabilities
Accounts payable and accrued liabilities	$433,666	$507,701
Deferred revenue	327,830	355,156
Income taxes payable	615	4,121
Current portion of lease liabilities	89,107	92,714
Current portion of long-term debt	78,575	82,179
Dividends declared	7,586	—
Total Current Liabilities	937,379	1,041,871
Accrued Compensation and Related Benefits	179,574	193,836
Other Liabilities	31,430	27,223
Deferred Income Taxes	406,943	427,372
Mandatorily Redeemable Noncontrolling Interest	829	829
Lease Liabilities	440,732	477,004
Long-Term Debt	430,317	430,650
Total Liabilities	2,427,204	2,598,785
Redeemable Noncontrolling Interest	5,781	5,655
Preferred Stock	—	—
Common Stockholders’ Equity
Common stock	20,000	20,000
Capital in excess of par value	383,237	381,669
Retained earnings	6,485,893	6,534,427
Accumulated other comprehensive income, net of tax
Cumulative foreign currency translation adjustment	(59,264)	(21,888)
Unrealized gain on pensions and other postretirement plans	326,571	325,921
Cash flow hedges	(1,955)	(738)
Cost of Class B common stock held in treasury	(3,948,427)	(3,920,152)
Total Common Stockholders’ Equity	3,206,055	3,319,239
Noncontrolling Interest	6,785	7,557
Total Equity	3,212,840	3,326,796
Total Liabilities and Equity	$5,645,825	$5,931,236

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31
(in thousands)	2020	2019
Cash Flows from Operating Activities
Net (Loss) Income	$(33,891)	$81,702
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation, amortization and goodwill and intangible asset impairments	47,270	26,583
Amortization of lease right-of-use asset	23,749	20,353
Net pension benefit	(13,784)	(13,653)
Loss (gain) on marketable equity securities and cost method investments, net	102,970	(25,357)
Loss (gain) on disposition of businesses, property, plant and equipment and investments, net	184	(29,204)
Provision for doubtful trade receivables	2,429	171
Stock-based compensation expense, net	1,568	1,611
Foreign exchange gain	(4,290)	(514)
Equity in earnings of affiliates, net of distributions	1,547	1,021
(Benefit from) provision for deferred income taxes	(21,550)	5,892
Change in operating assets and liabilities:
Accounts receivable, net	100,732	30,385
Inventories	(8,512)	(8,807)
Accounts payable and accrued liabilities	(97,476)	(84,663)
Deferred revenue	(12,790)	(16,459)
Income taxes receivable	(27,774)	17,964
Other assets and other liabilities, net	(47,483)	(45,327)
Other	(496)	380
Net Cash Provided by (Used in) Operating Activities	12,403	(37,922)
Cash Flows from Investing Activities
Investments in certain businesses, net of cash acquired	(6,011)	(83,721)
Purchases of property, plant and equipment	(25,235)	(28,252)
Net proceeds from disposition of businesses, property, plant and equipment and investments	218	34,718
Investments in equity affiliates, cost method and other investments	(7,427)	(3,401)
Proceeds from sales of marketable equity securities	48,016	17,162
Purchases of marketable equity securities	—	(7,499)
Loan to related party	—	(3,500)
Return of investment in equity affiliates	—	615
Net Cash Provided by (Used in) Investing Activities	9,561	(73,878)
Cash Flows from Financing Activities
Common shares repurchased	(33,610)	—
Issuance of borrowings	1,023	30,000
Net proceeds from vehicle floor plan payable	2,478	9,529
Dividends paid	(7,703)	(7,391)
Issuance of noncontrolling interest	—	6,000
Proceeds from exercise of stock options	5,335	—
Deferred payments of acquisition	(2,423)	—
Other	8,215	(1,104)
Net Cash (Used in) Provided by Financing Activities	(26,685)	37,034
Effect of Currency Exchange Rate Change	(7,684)	1,776
Net Decrease in Cash and Cash Equivalents and Restricted Cash	(12,405)	(72,990)
Beginning Cash and Cash Equivalents and Restricted Cash	214,044	264,115
Ending Cash and Cash Equivalents and Restricted Cash	$201,639	$191,125

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
As of December 31, 2019	$20,000	$381,669	$6,534,427	$303,295	$(3,920,152)	$7,557	$3,326,796	$5,655
Net loss for the period			(33,891)				(33,891)
Net loss attributable to noncontrolling interest			772			(772)	—
Net income attributable to redeemable noncontrolling interests			(126)				(126)	126
Dividends on common stock			(15,289)				(15,289)
Repurchase of Class B common stock					(33,610)		(33,610)
Issuance of Class B common stock					5,335		5,335
Amortization of unearned stock compensation and stock option expense		1,568					1,568
Other comprehensive loss, net of income taxes				(37,943)			(37,943)
As of March 31, 2020	$20,000	$383,237	$6,485,893	$265,352	$(3,948,427)	$6,785	$3,212,840	$5,781

As of December 31, 2018	$20,000	$378,837	$6,236,125	$203,829	$(3,922,009)	$—	$2,916,782	$4,346
Net income for the period			81,702				81,702
Issuance of noncontrolling interest						6,000	6,000
Net loss attributable to noncontrolling interest			62			(62)	—
Net income attributable to redeemable noncontrolling interests			(16)				(16)	16
Change in redemption value of redeemable noncontrolling interests		(54)					(54)	54
Dividends on common stock			(14,779)				(14,779)
Issuance of Class B common stock, net of restricted stock award forfeitures		(3,783)			3,755		(28)
Amortization of unearned stock compensation and stock option expense		1,639					1,639
Other comprehensive income, net of income taxes				8,290			8,290
Purchase of redeemable noncontrolling interest							—	(550)
As of March 31, 2019	$20,000	$376,639	$6,303,094	$212,119	$(3,918,254)	$5,938	$2,999,536	$3,866
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
Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States of America (GAAP) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (SEC). They include the assets, liabilities, results of operations and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or otherwise controlled by the Company. As permitted under such rules, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the three months ended March 31, 2020 and 2019 may not be indicative of the Company’s future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
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
The Company assessed certain accounting matters that generally require consideration of forecasted financial information, in context with the information reasonably available to the Company and the unknown future impacts of the novel coronavirus (COVID-19) pandemic as of March 31, 2020 and through the date of this filing. The accounting matters assessed included, but were not limited to, the Company’s carrying value of goodwill and other long-lived assets, allowance for doubtful accounts, inventory valuation and related reserves, fair value of financial assets, valuation allowances for tax assets and revenue recognition. Other than the goodwill and indefinite-lived impairment charges (see Note 6), there were no other impacts to the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2020 resulting from our assessments. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s condensed consolidated financial statements in future reporting periods.
Reclassifications – Certain amounts in previously issued condensed consolidated financial statements have been reclassified to conform with the presentation for the period ended March 31, 2020. This includes the reclassification of $25.9 million from operating to selling, general and administrative in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2019.
Recently Adopted and Issued Accounting Pronouncements – In June 2016, the FASB issued new guidance that requires financial assets measured at amortized cost, including accounts receivable, to be measured using the current expected credit losses model (CECL). CECL requires current expected credit losses to be measured upon the initial recognition of a financial asset by considering all available relevant information, including information about past events, current conditions and reasonable and supportable forecasts of future economic conditions. The standard was adopted by the Company in the first quarter of 2020 and did not have a significant impact on its Condensed Consolidated Financial Statements.

2. ACQUISITIONS AND DISPOSITIONS OF BUSINESSES
Acquisitions.  In the first three months of 2020, Kaplan acquired two small businesses; one in its professional (U.S.) division and one in its international division.
During 2019, the Company acquired eight businesses, one in education, three in healthcare, one in manufacturing, and three in other businesses for $211.8 million in cash and contingent consideration and the assumption of $25.8 million in floor plan payables. The assets and liabilities of the companies acquired were recorded at their estimated fair values at the date of acquisition.
On January 31, 2019, the Company acquired an interest in two automotive dealerships for cash and the assumption of floor plan payables (see Note 5). In connection with the acquisition, the automotive subsidiary of the Company borrowed $30 million to finance the acquisition and entered into an interest rate swap to fix the interest rate on the debt at 4.7% per annum (see Note 7). The Company has a 90% interest in the automotive subsidiary. The Company also entered into a management services agreement with an entity affiliated with Christopher J. Ourisman, a member of the Ourisman Automotive Group family of dealerships. Mr. Ourisman and his team operate and manage the dealerships. The Company paid a fee of $2.3 million for the year ended December 31, 2019 in connection with the management services provided under this agreement. In addition, the Company advanced $3.5 million to the minority shareholder, an entity controlled by Mr. Ourisman, at an interest rate of 6% per annum. The minority shareholder has the option to acquire up to an additional 10% interest in the automotive subsidiary. The acquisition is expected to provide benefits in the future by diversifying the Company’s business operations and is included in other businesses.
In July 2019, Graham Healthcare Group (GHG) acquired a 100% interest in a small business which is expected to provide certain strategic benefits in the future and is included in healthcare. On July 11, 2019, Kaplan acquired a 100% interest in Heverald, the owner of ESL Education, Europe’s largest language-travel agency and Alpadia, a chain of German and French language schools and junior summer camps. The acquisition is expected to provide synergies within Kaplan’s International English business and is included in Kaplan’s international division.
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
On December 1, 2019, GHG acquired 75% of the preferred shares of CSI Pharmacy Holding Company, LLC, (CSI). In connection with the acquisition, CSI entered into an $11.25 million Term Loan (see Note 7) to finance the acquisition. CSI is a specialty and home infusion pharmacy which provides intravenous immunoglobulin therapies to patients. The minority shareholders may put up to 50% of their preferred shares to GHG and the first put period begins in 2022. A second put period for another tranche of preferred shares begins in 2024. The fair value of the redeemable noncontrolling interest in CSI was $1.7 million at the acquisition date, determined using an income approach. The acquisition is expected to expand the product offerings of the healthcare division.

Acquisition-related costs were expensed as incurred. The aggregate purchase price of the 2019 acquisitions was allocated as follows, based on acquisition date fair values to the following assets and liabilities:

Purchase Price Allocation
Year Ended
(in thousands)	December 31, 2019
Accounts receivable	$6,762
Inventory	34,134
Property, plant and equipment	56,391
Lease right-of-use assets	98,505
Goodwill	84,515
Indefinite-lived intangible assets	46,900
Amortized intangible assets	21,291
Other assets	8,308
Floor plan payables	(25,755)
Other liabilities	(42,555)
Deferred income taxes	(2,703)
Current and noncurrent lease liabilities	(99,131)
Redeemable noncontrolling interest	(1,715)
Noncontrolling interest	(1,154)
Aggregate purchase price, net of cash acquired	$183,793

The 2019 fair values recorded were based upon preliminary valuations and the estimates and assumptions used in such valuations are subject to change within the measurement period (up to one year from the acquisition date). The values above reflect a measurement period adjustment related to the Lease Right-of-Use Assets and Current and noncurrent lease liabilities. The recording of deferred tax assets or liabilities, working capital and the final amount of residual goodwill and other intangibles are not yet finalized. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill recorded due to these acquisitions is attributable to the assembled workforces of the acquired companies and expected synergies. The Company expects to deduct $70.7 million of goodwill for income tax purposes for the acquisitions completed in 2019.
The acquired companies were consolidated into the Company’s financial statements starting on their respective acquisition dates. The following unaudited pro forma financial information presents the Company’s results as if the current year acquisitions had occurred at the beginning of 2019. The unaudited pro forma information also includes the 2019 acquisitions as if they occurred at the beginning of 2018:

	Three Months Ended March 31
(in thousands)	2020	2019
Operating revenues	$732,598	$751,191
Net (loss) income	(36,414)	78,896
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
As of March 31, 2020, the Company held a controlling financial interest in GHC One and therefore includes the assets, liabilities, results of operations and cash flows in its consolidated financial statements. GHC One acquired CSI and another small business during 2019. The Company accounts for the minority ownership of the group of senior managers as a mandatorily redeemable noncontrolling interest.

In March 2019, a Hoover minority shareholder put some shares to the Company, which had a redemption value of $0.6 million. Following the redemption, the Company owns 98.01% of Hoover.
3. INVESTMENTS
Money Market Investments. As of March 31, 2020 and December 31, 2019, the Company had money market investments of $93.7 million and $45.2 million, respectively, that are classified as cash and cash equivalents in the Company’s Condensed Consolidated Balance Sheets.
Investments in Marketable Equity Securities. Investments in marketable equity securities consist of the following:

	As of
	March 31, 2020	December 31, 2019
(in thousands)
Total cost	$232,096	$282,349
Gross unrealized gains	204,108	302,731
Total Fair Value	$436,204	$585,080

There were no purchases of marketable equity securities during the first three months of 2020. The Company purchased $7.5 million of marketable equity securities during the first three months of 2019.
During the first three months of 2020, the gross cumulative realized losses from the sales of marketable equity securities were $2.0 million. The total proceeds from such sales were $48.0 million. During the first three months of 2019, the gross cumulative realized gains from the sales of marketable equity securities were $9.7 million. The total proceeds from such sales were $17.2 million.
The net (loss) gain on marketable equity securities comprised the following:

	Three Months Ended March 31
(in thousands)	2020	2019
(Loss) gain on marketable equity securities, net	$(100,393)	$24,066
Less: Net losses (gains) in earnings from marketable equity securities sold and donated	8,774	(2,982)
Net unrealized (losses) gains in earnings from marketable equity securities still held at the end of the period	$(91,619)	$21,084

Investments in Affiliates. As of March 31, 2020, the Company held an approximate 12% interest in Intersection Holdings, LLC, and in several other affiliates; GHG held a 40% interest in Residential Home Health Illinois, a 42.5% interest in Residential Hospice Illinois, a 40% interest in the joint venture formed between GHG and a Michigan hospital, and a 40% interest in the joint venture formed between GHG and Allegheny Health Network (AHN). For the three months ended March 31, 2020 and 2019, the Company recorded $2.5 million and $2.3 million, respectively, in revenue for services provided to the affiliates of GHG.
In the first quarter of 2020, the Company recorded impairment charges of $3.6 million on two of its investments in affiliates as a result of the challenging economic environment for these businesses, of which $2.7 million relates to the Company’s investment in Framebridge. The Company records its share of the earnings or losses of its affiliates from their most recent available financial statements. In some instances, the reporting period of the affiliates’

financial statements lags the Company’s financial reporting period, but such lag is never more than three months. It is possible that the Company’s results of operations for the three months ended March 31, 2020 does not capture the impact of the COVID-19 pandemic on the earnings or losses of the affiliates whose financial results are recorded on a lag basis.
The Company had $29.0 million and $25.6 million in its investment account that represents cumulative undistributed income in its investments in affiliates as of March 31, 2020 and December 31, 2019, respectively.
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
Additionally, Kaplan International Holdings Limited (KIHL) held a 45% interest in a joint venture formed with York University. KIHL loaned the joint venture £22 million, which loan is repayable over 25 years at an interest rate of 7% and guaranteed by the University of York.
Cost Method Investments. The Company held investments without readily determinable fair values in a number of equity securities that are accounted for as cost method investments, which are recorded at cost, less impairment, and adjusted for observable price changes for identical or similar investments of the same issuer. The carrying value of these investments was $35.9 million and $38.5 million as of March 31, 2020 and December 31, 2019, respectively. During the first three months of 2020, the Company recorded impairment losses of $2.6 million to those equity securities. During the first three months of 2019, the Company recorded gains of $1.4 million to those equity securities based on observable transactions.
4. ACCOUNTS RECEIVABLE
Accounts receivable consist of the following:

	As of
	March 31, 2020	December 31, 2019
(in thousands)
Receivables from contracts with customers, less estimated credit losses of $15,127 and $14,276	$485,229	$595,321
Other receivables	29,335	28,895
	$514,564	$624,216

Bad debt expense was $2.4 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively.
5. INVENTORIES, CONTRACTS IN PROGRESS AND VEHICLE FLOOR PLAN PAYABLE
Inventories and contracts in progress consist of the following:

	As of
	March 31, 2020	December 31, 2019
(in thousands)
Raw materials	$34,331	$35,119
Work-in-process	11,105	10,775
Finished goods	68,400	58,696
Contracts in progress	3,604	4,338
	$117,440	$108,928

The Company finances all new vehicle inventory through a standardized floor plan facility (the “floor plan facility”) with SunTrust Bank. The new vehicle floor plan facility bears interest at variable rates that are based on LIBOR plus 1.15% per annum. The weighted average interest rate for the floor plan facility was 2.6% and 3.5% for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, the aggregate capacity under the floor plan facility was $50 million, of which $42.6 million had been utilized, and is included in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheet. Changes in the vehicle floor plan payable are reported as cash flows from financing activities in the Condensed Consolidated Statements of Cash Flows.
The floor plan facility is collateralized by vehicle inventory and other assets of the relevant dealership subsidiary, and contains a number of covenants, including, among others, covenants restricting the dealership subsidiary with respect to the creation of liens and changes in ownership, officers and key management personnel. The Company was in compliance with all of these restrictive covenants as of March 31, 2020.
The floor plan interest expense related to the new vehicle floor plan arrangements is offset by amounts received from manufacturers in the form of floor plan assistance capitalized in inventory and recorded against operating expense in the Condensed Consolidated Statements of Operations when the associated inventory is sold. For the three months ended March 31, 2020 and 2019, the Company recognized a reduction in operating expense of $0.4 million related to manufacturer floor plan assistance.
6. GOODWILL AND OTHER INTANGIBLE ASSETS
In the first quarter of 2020, as a result of the uncertainty and challenging operating environment created by the COVID-19 pandemic, the Company performed an interim review of the goodwill, indefinite-lived intangibles and other long-lived assets of the CRG and automotive dealership reporting units and asset groups. As a result of the impairment reviews, the Company recorded a $9.7 million goodwill and indefinite-lived intangible asset impairment charge at CRG and a $6.7 million indefinite-lived intangible asset impairment charge at the auto dealerships. The Company estimated the fair value of the reporting units and indefinite-lived intangible assets by utilizing a discounted cash flow model. The carrying value of the CRG reporting unit and the indefinite-lived intangible assets exceeded the estimated fair value, resulting in a goodwill and indefinite-lived intangible asset impairment charge for the amount by which the carrying value exceeded the estimated fair value. CRG and the automotive dealerships are included in other businesses. Additional COVID-19 disruptions could result in future adverse changes in projections for future operating results or other key assumptions, such as projected revenue, profit margin, capital expenditures or cash flows associated with fair value estimates and could lead to additional future impairments, which could be material.
Amortization of intangible assets for the three months ended March 31, 2020 and 2019, was $14.2 million and $13.1 million, respectively. Amortization of intangible assets is estimated to be approximately $41 million for the remainder of 2020, $50 million in 2021, $44 million in 2022, $36 million in 2023, $26 million in 2024 and $38 million thereafter. The changes in the carrying amount of goodwill, by segment, were as follows:

(in thousands)	Education	Television Broadcasting	Manufacturing	Healthcare	SocialCode	Other Businesses	Total
Balance as of December 31, 2019
Goodwill	$1,140,958	$190,815	$234,993	$98,421	$15,860	$53,684	$1,734,731
Accumulated impairment losses	(331,151)	—	(7,616)	—	—	(7,685)	(346,452)
	809,807	190,815	227,377	98,421	15,860	45,999	1,388,279
Acquisitions	13,151	—	—	—	—	—	13,151
Impairment	—	—	—	—	—	(6,878)	(6,878)
Foreign currency exchange rate changes	(32,361)	—	—	—	—	—	(32,361)
Balance as of March 31, 2020
Goodwill	1,121,748	190,815	234,993	98,421	15,860	53,684	1,715,521
Accumulated impairment losses	(331,151)	—	(7,616)	—	—	(14,563)	(353,330)
	$790,597	$190,815	$227,377	$98,421	$15,860	$39,121	$1,362,191

The changes in carrying amount of goodwill at the Company’s education division were as follows:

(in thousands)	Kaplan International	Higher Education	Test Preparation	Professional (U.S.)	Total
Balance as of December 31, 2019
Goodwill	$595,604	$174,564	$166,920	$203,870	$1,140,958
Accumulated impairment losses	—	(111,324)	(102,259)	(117,568)	(331,151)
	595,604	63,240	64,661	86,302	809,807
Acquisitions	9,889	—	—	3,262	13,151
Foreign currency exchange rate changes	(32,221)	—	—	(140)	(32,361)
Balance as of March 31, 2020
Goodwill	573,272	174,564	166,920	206,992	1,121,748
Accumulated impairment losses	—	(111,324)	(102,259)	(117,568)	(331,151)
	$573,272	$63,240	$64,661	$89,424	$790,597

Other intangible assets consist of the following:

		As of March 31, 2020			As of December 31, 2019
(in thousands)	Useful Life Range	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Student and customer relationships	2–10 years	$292,305	$152,705	$139,600	$291,626	$144,625	$147,001
Trade names and trademarks	2–10 years	99,989	45,176	54,813	87,190	42,770	44,420
Network affiliation agreements	10 years	17,400	5,583	11,817	17,400	5,148	12,252
Databases and technology	3–6 years	31,881	14,096	17,785	30,623	12,850	17,773
Noncompete agreements	2–5 years	1,150	804	346	1,313	929	384
Other	1–8 years	24,800	14,153	10,647	24,800	13,149	11,651
		$467,525	$232,517	$235,008	$452,952	$219,471	$233,481
Indefinite-Lived Intangible Assets
Trade names and trademarks		$83,164			$100,491
Franchise agreements		21,858			28,556
FCC licenses		11,000			11,000
Licensure and accreditation		150			150
		$116,172			$140,197

7. DEBT
The Company’s borrowings consist of the following:

	As of
	March 31, 2020	December 31, 2019
(in thousands)
5.75% unsecured notes due June 1, 2026 (1)	$395,572	$395,393
U.K. credit facility (2)	74,358	78,650
Commercial note	26,750	27,500
Pinnacle Bank term loan	11,109	11,203
Pinnacle Bank line of credit	500	—
Other indebtedness	603	83
Total Debt	$508,892	$512,829
Less: current portion	(78,575)	(82,179)
Total Long-Term Debt	$430,317	$430,650

____________

(1)	The carrying value is net of $4.4 million and $4.6 million of unamortized debt issuance costs as of March 31, 2020 and December 31, 2019, respectively.

(2)	The carrying value is net of $0.1 million of unamortized debt issuance costs as of December 31, 2019.

The Company’s GHG subsidiary had $0.5 million outstanding under its line of credit as of March 31, 2020 at an interest rate of 4.27%. The Company’s other indebtedness at March 31, 2020 is at interest rates of 0% to 2% and matures between 2021 and 2026. The Company’s other indebtedness at December 31, 2019 is at an interest rate of 2% and matures in 2026.
On December 2, 2019, a subsidiary of GHG entered into a Loan & Security Agreement with Pinnacle Bank for a Term Loan of $11.25 million and a two-year Line of Credit for $2.25 million. The Term Loan is payable over a five-year period in monthly installments, plus accrued and unpaid interest, due on the second day of each month, with the remaining balance due on December 2, 2024. The Term Loan bears interest at 4.35% per annum. The Term Loan can be redeemed at any time, in whole or in part, without any premium or penalty. Borrowings on the Line of Credit bear interest at a rate per annum of LIBOR plus an applicable interest rate of 2.75%, determined on a monthly basis. Under the credit agreement, the borrower is required to pay a commitment fee on a quarterly basis, at the rate per annum equal to 0.25% on the average daily unused portion of the credit facility. The borrower may use the proceeds of the facility for working capital and general corporate purposes. Any outstanding borrowings must be repaid on or prior to the final termination date. The agreement contains terms and conditions, including remedies in the event of a default. The Company is in compliance with all financial covenants as of March 31, 2020.
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
During the three months ended March 31, 2020 and 2019, the Company had average borrowings outstanding of approximately $511.4 million and $494.4 million, respectively, at an average annual interest rate of approximately 5.1%. During the three months ended March 31, 2020 and 2019, the Company incurred net interest expense of $6.5 million and $5.7 million, respectively.
At March 31, 2020, the fair value of the Company’s 5.75% unsecured notes, based on quoted market prices (Level 2 fair value assessment), totaled $384.5 million, compared with the carrying amount of $395.6 million. At December 31, 2019, the fair value of the Company’s 5.75% unsecured notes, based on quoted market prices (Level 2 fair value assessment), totaled $427.7 million, compared with the carrying amount of $395.4 million. The carrying value of the Company’s other unsecured debt at March 31, 2020 and December 31, 2019 approximates fair value.

8. FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	As of March 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market investments (1)	$—	$93,685	$—	$93,685
Marketable equity securities (2)	436,204	—	—	436,204
Other current investments (3)	11,129	4,047	—	15,176
Interest rate swap (4)	—	32	—	32
Total Financial Assets	$447,333	$97,764	$—	$545,097
Liabilities
Deferred compensation plan liabilities (5)	$—	$24,313	$—	$24,313
Interest rate swap (6)	—	2,619	—	2,619
Mandatorily redeemable noncontrolling interest (7)	—	—	829	829
Total Financial Liabilities	$—	$26,932	$829	$27,761

	As of December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market investments (1)	$—	$45,150	$—	$45,150
Marketable equity securities (2)	585,080	—	—	585,080
Other current investments (3)	8,843	6,044	—	14,887
Interest rate swap (4)	—	131	—	131
Total Financial Assets	$593,923	$51,325	$—	$645,248
Liabilities
Deferred compensation plan liabilities (5)	$—	$34,674	$—	$34,674
Interest rate swap (6)	—	1,119	—	1,119
Foreign exchange swap (8)	—	273	—	273
Mandatorily redeemable noncontrolling interest (7)	—	—	829	829
Total Financial Liabilities	$—	$36,066	$829	$36,895

____________

(1)	The Company’s money market investments are included in cash and cash equivalents and the value considers the liquidity of the counterparty.

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

(7)
The fair value of the mandatorily redeemable noncontrolling interest is based on the fair value of the underlying subsidiaries owned by GHC One (see Note 2), after taking into account any debt and other noncontrolling interests of its subsidiary investments. The fair value of the owned subsidiaries is determined by reference to either a discounted cash flow or EBITDA multiple, which approximates fair value.

(8)	Included in Accounts payable and accrued liabilities, and valued based on a valuation model that calculates the differential between the contract price and the market-based forward rate.
During the three months ended March 31, 2020, the Company recorded goodwill and indefinite-lived intangible asset impairment charges of $16.4 million. The remeasurement of the goodwill and indefinite-lived intangible assets is classified as a Level 3 fair value assessment due to the significance of unobservable inputs developed in the determination of the fair value. The Company used a discounted cash flow model to determine the estimated fair value of the reporting unit and indefinite-lived intangible assets and made estimates and assumptions regarding future cash flows, royalty rates, discount rates, and long-term growth rates.
During the three months ended March 31, 2020, the Company recorded impairment charges of $3.6 million on two of its investments in affiliates.

During the three months ended March 31, 2020, the Company recorded impairment losses of $2.6 million to equity securities that are accounted for as cost method investments. During the three months ended March 31, 2019, the Company recorded gains of $1.4 million to equity securities that are accounted for as cost method investments based on observable transactions for identical or similar investments of the same issuer.
9. INCOME TAXES
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted, which included several technical corrections to the 2017 Tax Jobs and Cuts Act and provisions allowing certain net operating losses generated by businesses in 2018, 2019 and 2020 to be carried back five prior tax years. Overall, the CARES Act had limited impact on the Company’s tax provision for the first quarter of 2020.
On July 1, 2015 (the Distribution Date), the Company completed the spin-off of Cable ONE as an independent, publicly traded company. The transaction was structured as a tax-free spin-off of Cable ONE to the stockholders of the Company. Since July 1, 2015, Cable One has been an independent public company trading on the New York Stock Exchange under the symbol “CABO”. In connection with the CARES Act, Cable One now has the ability to carryback its 2019 taxable losses to the tax period from January 1, 2015 to June 30, 2015, the period in which Cable One was included in the Company’s 2015 tax return. As a result, the Company plans to amend its 2015 tax returns in order to accommodate Cable One's request to carryback its 2019 taxable losses. The Company expects that this action will have no impact on the results or the financial position of the Company. To reflect the expected refund due to Cable One, the Company has included an estimated $20.7 million current income tax receivable and a corresponding current liability to Cable One on its balance sheet as of March 31, 2020.
The Company’s effective tax rate for the first three months of 2020 was 57.3%, which is generally based on the Company’s estimated effective tax rate for fiscal year 2020. The Company’s estimated tax rate for 2020 includes the adverse impacts of the COVID-19 pandemic and losses on marketable equity securities on the Company’s estimated pre-tax income for 2020, resulting in a significantly higher overall estimated tax rate, as permanent differences and increased valuation allowances have a larger impact on the overall estimated effective tax rate.
10. REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company generated 74% and 75% of its revenue from U.S. domestic sales for the three months ended March 31, 2020 and March 31, 2019, respectively. The remaining 26% and 25% of revenue was generated from non-U.S. sales for the three months ended March 31, 2020 and March 31, 2019, respectively.
For the three months ended March 31, 2020, the Company recognized 73% of its revenue over time as control of the services and goods transferred to the customer, and 27% at a point in time, when the customer obtained control of the promised goods. For the three months ended March 31, 2019, the Company recognized 76% of its revenue over time, and the remaining 24% at a point in time.
Contract Assets. As of March 31, 2020, the Company recognized a contract asset of $5.7 million related to a contract at a Kaplan International business, which is included in Deferred Charges and Other Assets. The Company expects to recognize an additional $9.7 million related to this performance obligation over the next 2 years. As of December 31, 2019, the contract asset was $5.3 million.
Deferred Revenue. The Company records deferred revenue when cash payments are received or due in advance of the Company’s performance, including amounts which are refundable. The following table presents the change in the Company’s deferred revenue balance:

	As of
	March 31, 2020	December 31, 2019%
(in thousands)			Change
Deferred revenue	$332,659	$359,048	(7)

The majority of the change in the deferred revenue balance is related to the cyclical nature of services at the Kaplan international division and currency translation adjustments. During the three months ended March 31, 2020, the Company recognized $188.7 million related to the Company’s deferred revenue balance as of December 31, 2019.
Revenue allocated to remaining performance obligations represents deferred revenue amounts that will be recognized as revenue in future periods. As of March 31, 2020, Kaplan Test Preparation’s (KTP) deferred revenue balance related to certain medical and nursing qualifications with an original contract length greater than twelve months was $9.3 million. KTP expects to recognize 61% of this revenue over the next twelve months and the remainder thereafter.

Costs to Obtain a Contract. The following table presents changes in the Company’s costs to obtain a contract asset:

(in thousands)	Balance at Beginning of Period	Costs associated with new contracts	Less: Costs amortized during the period	Other	Balance at End of Period
2020	$31,020	$13,237	$(16,869)	$(1,819)	$25,569

The majority of other activity is related to currency translation adjustments during the three months ended March 31, 2020.
11. (LOSS) EARNINGS PER SHARE
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
The following reflects the Company’s net (loss) income and share data used in the basic and diluted (loss) earnings per share computations using the two-class method:

	Three Months Ended March 31
(in thousands, except per share amounts)	2020	2019
Numerator:
Numerator for basic (loss) earnings per share:
Net (loss) income attributable to Graham Holdings Company common stockholders	$(33,245)	$81,748
Less: Dividends paid-common stock outstanding and unvested restricted shares	(15,289)	(14,779)
Undistributed (loss) earnings	(48,534)	66,969
Percent allocated to common stockholders (1)	100.00%	99.43%
	(48,534)	66,588
Add: Dividends paid-common stock outstanding	15,205	14,695
Numerator for basic (loss) earnings per share	$(33,329)	$81,283
Add: Additional undistributed earnings due to dilutive stock options	—	3
Numerator for diluted (loss) earnings per share	$(33,329)	$81,286
Denominator:
Denominator for basic (loss) earnings per share:
Weighted average shares outstanding	5,274	5,284
Add: Effect of dilutive stock options	—	42
Denominator for diluted (loss) earnings per share	5,274	5,326
Graham Holdings Company Common Stockholders:
Basic (loss) earnings per share	$(6.32)	$15.38
Diluted (loss) earnings per share	$(6.32)	$15.26

____________

(1)	Percent of undistributed losses allocated to common stockholders is 100% in the first three months of 2020 as participating securities are not contractually obligated to share in losses.

Diluted (loss) earnings per share excludes the following weighted average potential common shares, as the effect would be antidilutive, as computed under the treasury stock method:

	Three Months Ended March 31
(in thousands)	2020	2019
Weighted average restricted stock	12	10
Weighted average stock options	27	—

The diluted (loss) earnings per share amounts for the three months ended March 31, 2020 and March 31, 2019 exclude the effects of 104,000 stock options outstanding, as their inclusion would have been antidilutive due to a market condition.
In the three months ended March 31, 2020 and March 31, 2019, the Company declared regular dividends totaling $2.90 and $2.78 per common share, respectively.
12. PENSION AND POSTRETIREMENT PLANS
Defined Benefit Plans. The total benefit arising from the Company’s defined benefit pension plans consists of the following components:

	Three Months Ended March 31
(in thousands)	2020	2019
Service cost	$5,783	$5,221
Interest cost	8,169	11,592
Expected return on assets	(28,444)	(30,838)
Amortization of prior service cost	708	409
Recognized actuarial gain	—	(37)
Net Periodic Benefit	$(13,784)	$(13,653)

The total cost arising from the Company’s Supplemental Executive Retirement Plan (SERP) consists of the following components:

	Three Months Ended March 31
(in thousands)	2020	2019
Service cost	$238	$214
Interest cost	919	1,078
Amortization of prior service cost	83	85
Recognized actuarial loss	1,317	579
Net Periodic Cost	$2,557	$1,956

Defined Benefit Plan Assets. The Company’s defined benefit pension obligations are funded by a portfolio made up of a private investment fund, a U.S. stock index fund, and a relatively small number of stocks and high-quality fixed-income securities that are held by a third-party trustee. The assets of the Company’s pension plan were allocated as follows:

	As of
	March 31, 2020	December 31, 2019

U.S. equities	61%	62%
Private investment fund	13%	7%
U.S. fixed income	10%	10%
U.S. stock index fund	9%	14%
International equities	7%	7%
	100%	100%

The Company manages approximately 40% of the pension assets internally, of which the majority is invested in a private investment fund with the remaining investments in Berkshire Hathaway stock, a U.S. stock index fund and short-term fixed-income securities. The remaining 60% of plan assets are managed by two investment companies. The goal of the investment managers is to produce moderate long-term growth in the value of these assets, while protecting them against large decreases in value. Both investment managers may invest in a combination of equity and fixed-income securities and cash. The managers are not permitted to invest in securities of the Company or in alternative investments. One investment manager cannot invest more than 15% of the assets at the time of purchase in the stock of Alphabet and Berkshire Hathaway, no more than 30% of the assets it manages in specified international exchanges at the time the investment is made. The other investment manager cannot invest more than 20% of the assets at the time of purchase in the stock of Berkshire Hathaway, no more than 15% of the assets it manages in specified international exchanges, at the time the investment is made, and no less than 10% of the assets could be invested in fixed-income securities. Excluding the exceptions noted above, the investment managers cannot invest more than 10% of the assets in the securities of any other single issuer, except for obligations of the U.S. Government, without receiving prior approval from the Plan administrator.
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
The Company evaluated its defined benefit pension plan asset portfolio for the existence of significant concentrations (defined as greater than 10% of plan assets) of credit risk as of March 31, 2020. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country and individual fund. At March 31, 2020, the pension plan held investments in one common stock and one private investment fund that exceeded 10% of total plan assets, valued at $530.3 million, or approximately 28% of total plan assets. At December 31, 2019, the pension plan held investments in one common stock and one U.S. stock index fund that exceeded 10% of total plan assets, valued at $704.8 million, or approximately 30% of total plan assets.
Other Postretirement Plans. The total cost arising from the Company’s other postretirement plans consists of the following components:

	Three Months Ended March 31
(in thousands)	2020	2019
Interest cost	$62	$72
Amortization of prior service credit	(120)	(1,841)
Recognized actuarial gain	(1,097)	(1,090)
Net Periodic Benefit	$(1,155)	$(2,859)

13. OTHER NON-OPERATING INCOME
A summary of non-operating income is as follows:

	Three Months Ended March 31
(in thousands)	2020	2019
Foreign currency gain, net	$4,290	$514
Impairment of cost method investments	(2,577)	—
Gain on sale of a cost method investment	518	—
Gain on sales of businesses	107	189
(Loss) gain on sale of an equity affiliate	(103)	28,994
Gain on cost method investments	—	1,411
Other gain (loss), net	453	(1,757)
Total Other Non-Operating Income	$2,688	$29,351

For the three months ended March 31, 2020, the Company recorded impairment losses of $2.6 million to equity securities that are accounted for as cost method investments.
For the three months ended March 31, 2019, the Company recorded a $1.4 million gain resulting from observable price changes in the fair value of equity securities accounted for under the cost method.
For the three months ended March 31, 2019, the Company recorded a $29.0 million gain on the sale of the Company’s interest in Gimlet Media.

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The other comprehensive (loss) income consists of the following components:

	Three Months Ended March 31
	2020			2019
	Before-Tax	Income	After-Tax	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(37,376)	$—	$(37,376)	$10,033	$—	$10,033
Pension and other postretirement plans:
Amortization of net prior service cost (credit) included in net (loss) income	671	(181)	490	(1,347)	364	(983)
Amortization of net actuarial loss (gain) included in net (loss) income	220	(60)	160	(548)	147	(401)
	891	(241)	650	(1,895)	511	(1,384)
Cash flow hedges:
Loss for the period	(1,578)	361	(1,217)	(467)	108	(359)
Other Comprehensive (Loss) Income	$(38,063)	$120	$(37,943)	$7,671	$619	$8,290

The accumulated balances related to each component of other comprehensive income (loss) are as follows:

(in thousands, net of taxes)	Cumulative Foreign Currency Translation Adjustment	Unrealized Gain on Pensions and Other Postretirement Plans	Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance as of December 31, 2019	$(21,888)	$325,921	$(738)	$303,295
Other comprehensive loss before reclassifications	(37,376)	—	(1,253)	(38,629)
Net amount reclassified from accumulated other comprehensive income (loss)	—	650	36	686
Other comprehensive (loss) income, net of tax	(37,376)	650	(1,217)	(37,943)
Balance as of March 31, 2020	$(59,264)	$326,571	$(1,955)	$265,352

The amounts and line items of reclassifications out of Accumulated Other Comprehensive Income (Loss) are as follows:

	Three Months Ended March 31		Affected Line Item in the Condensed Consolidated Statements of Operations

(in thousands)	2020	2019
Pension and Other Postretirement Plans:
Amortization of net prior service cost (credit)	$671	$(1,347)	(1)
Amortization of net actuarial loss (gain)	220	(548)	(1)
	891	(1,895)	Before tax
	(241)	511	(Benefit from) Provision for Income Taxes
	650	(1,384)	Net of Tax
Cash Flow Hedges
	29	(69)	Interest expense
	7	15	(Benefit from) Provision for Income Taxes
	36	(54)	Net of Tax
Total reclassification for the period	$686	$(1,438)	Net of Tax
____________

(1)
These accumulated other comprehensive income components are included in the computation of net periodic pension and postretirement plan cost (see Note 12) and are included in non-operating pension and postretirement benefit income in the Company’s Condensed Consolidated Statements of Operations.

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
On January 10, 2020, Kaplan Bournemouth Limited received an improvement notice from Bournemouth, Christchurch and Poole Council, a local government authority, under section 11 of the U.K. Housing Act 2004 in relation to its leased student residence in Bournemouth, U.K. This notice follows the Council’s assessment that a category 1 fire hazard exists at the property and requires certain remedial work to be undertaken at the property within a specified timetable. This work comprises a number of items, including the removal of aluminum composite material (ACM) cladding and high pressure laminate (HPL) cladding from the facade of the building. Kaplan Bournemouth Limited appealed the notice on January 31, 2020, to contest certain remedial requirements, although it will not contest the requirement for the removal of the ACM and HPL cladding. Following the appeal, a proposal for mediation was agreed to and a hearing was scheduled for April 2020. However, this mediation hearing was postponed due to the COVID-19 pandemic. If Kaplan is not successful in its appeal, additional substantial work may be required in connection with the building.
16. BUSINESS SEGMENTS
The Company has eight reportable segments: Kaplan International, Kaplan Higher Education, Kaplan Test Preparation, Kaplan Professional (U.S.), Television Broadcasting, Manufacturing, Healthcare, and SocialCode.

The following tables summarize the financial information related to each of the Company’s business segments:

	Three months ended
	March 31
(in thousands)	2020	2019
Operating Revenues
Education	$356,378	$372,454
Television broadcasting	115,448	108,223
Manufacturing	113,458	115,157
Healthcare	45,994	37,728
SocialCode	12,023	13,447
Other businesses	89,268	45,230
Corporate office	—	—
Intersegment elimination	(312)	(40)
	$732,257	$692,199
Income (Loss) from Operations
Education	$4,692	$25,595
Television broadcasting	35,776	35,540
Manufacturing	6,501	3,274
Healthcare	3,169	2,329
SocialCode	(3,789)	(4,018)
Other businesses	(29,692)	(8,493)
Corporate office	(8,572)	(14,224)
	$8,085	$40,003
Equity in (Losses) Earnings of Affiliates, Net	(1,547)	1,679
Interest Expense, Net	(6,527)	(5,725)
Non-Operating Pension and Postretirement Benefit Income, Net	18,403	19,928
(Loss) Gain on Marketable Equity Securities, Net	(100,393)	24,066
Other Income, Net	2,688	29,351
(Loss) Income Before Income Taxes	$(79,291)	$109,302
Depreciation of Property, Plant and Equipment
Education	$7,329	$6,201
Television broadcasting	3,343	3,239
Manufacturing	2,527	2,433
Healthcare	540	610
SocialCode	121	152
Other businesses	2,669	648
Corporate office	175	240
	$16,704	$13,523
Amortization of Intangible Assets and Impairment of Goodwill and Intangible Assets
Education	$4,201	$3,567
Television broadcasting	1,360	1,408
Manufacturing	7,137	6,530
Healthcare	1,310	1,398
SocialCode	157	157
Other businesses	16,401	—
Corporate office	—	—
	$30,566	$13,060
Pension Service Cost
Education	$2,585	$2,664
Television broadcasting	796	731
Manufacturing	394	25
Healthcare	159	183
SocialCode	237	248
Other businesses	226	201
Corporate office	1,386	1,169
	$5,783	$5,221

Asset information for the Company’s business segments is as follows:

	As of
(in thousands)	March 31, 2020	December 31, 2019
Identifiable Assets
Education	$1,893,250	$2,032,425
Television broadcasting	457,048	463,689
Manufacturing	568,265	564,251
Healthcare	161,511	160,033
SocialCode	134,650	221,746
Other businesses	317,940	345,649
Corporate office	202,486	103,764
	$3,735,150	$3,891,557
Investments in Marketable Equity Securities	436,204	585,080
Investments in Affiliates	167,628	162,249
Prepaid Pension Cost	1,306,843	1,292,350
Total Assets	$5,645,825	$5,931,236
The Company’s education division comprises the following operating segments:

	Three months ended
	March 31
(in thousands)	2020	2019
Operating Revenues
Kaplan international	$199,615	$185,756
Higher education	73,537	82,780
Test preparation	42,839	61,150
Professional (U.S.)	38,449	41,214
Kaplan corporate and other	3,205	2,302
Intersegment elimination	(1,267)	(748)
	$356,378	$372,454
Income (Loss) from Operations
Kaplan international	$18,980	$24,285
Higher education	(2,020)	1,915
Test preparation	(12,676)	(454)
Professional (U.S.)	6,126	11,259
Kaplan corporate and other	(5,723)	(11,404)
Intersegment elimination	5	(6)
	$4,692	$25,595
Depreciation of Property, Plant and Equipment
Kaplan international	$4,578	$3,882
Higher education	723	597
Test preparation	826	805
Professional (U.S.)	1,113	865
Kaplan corporate and other	89	52
	$7,329	$6,201
Amortization of Intangible Assets	$4,201	$3,567
Pension Service Cost
Kaplan international	$112	$117
Higher education	1,070	1,163
Test preparation	823	866
Professional (U.S.)	262	348
Kaplan corporate and other	318	170
	$2,585	$2,664

Asset information for the Company’s education division is as follows:

	As of
(in thousands)	March 31, 2020	December 31, 2019
Identifiable assets
Kaplan international	$1,316,435	$1,455,122
Higher education	206,661	196,761
Test preparation	151,541	151,655
Professional (U.S.)	154,115	160,799
Kaplan corporate and other	64,498	68,088
	$1,893,250	$2,032,425

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.
This analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto.
Results of Operations
The Company reported a net loss attributable to common shares of $33.2 million ($6.32 per share) for the first quarter of 2020, compared to income of $81.7 million ($15.26 per share) for the first quarter of 2019.
The novel coronavirus (COVID-19) pandemic and measures taken to prevent its spread, such as travel restrictions, shelter in place orders and mandatory closures, significantly impacted the Company’s first quarter 2020 results, largely from reduced demand for the Company’s products and services. This significant adverse impact is expected to continue in the second and third quarters of 2020, and through the end of 2020. The Company’s management is taking a variety of measures to reduce costs and capital expenditures. The Company cannot predict the severity or duration of the pandemic, the extent to which demand for the Company’s products and services will be adversely affected or the degree to which financial and operating results will be negatively impacted.
Items included in the Company’s loss before income taxes for the first quarter of 2020:

•	$16.4 million in goodwill and intangible asset impairment charges;

•	$2.1 million in restructuring charges at the education division;

•	a $0.3 million reduction to operating expenses from property, plant and equipment gains in connection with the spectrum repacking mandate of the FCC;

•	$100.4 million in net losses on marketable equity securities;

•	non-operating losses of $6.1 million from impairments of cost method and equity method investments; and

•	$4.3 million in non-operating foreign currency gains.
Items included in the Company’s income before income taxes for the first quarter of 2019:

•	a $1.8 million reduction to operating expenses from property, plant and equipment gains in connection with the spectrum repacking mandate of the FCC;

•	$24.1 million in net gains on marketable equity securities;

•	$29.0 million gain from the sale of Gimlet Media;

•	non-operating gain, net, of $1.4 million from the write-up of cost method investments; and

•	$0.5 million in non-operating foreign currency gains.
Revenue for the first quarter of 2020 was $732.3 million, up 6% from $692.2 million in the first quarter of 2019, largely due to the acquisition of two automotive dealerships in January 2019 and the acquisition of Clyde’s Restaurant Group (CRG) in July 2019. Revenues grew at healthcare and television broadcasting, partially offset by declines in education. The Company reported operating income of $8.1 million for the first quarter of 2020, compared to $40.0 million for the first quarter of 2019. The operating income decline is largely driven by lower earnings in education and other businesses, partially offset by improvements in manufacturing and healthcare results and a decline in corporate office expenses.
Division Results
Education
The COVID-19 pandemic adversely impacted Kaplan’s operating results in the first quarter of 2020. The impact began in February, accelerated in March, and continues to-date.
Kaplan serves a significant number of students who travel to other countries to study a second language, prepare for licensure, or pursue a higher education degree. Government-imposed travel restrictions and school closures arising from COVID-19 had a negative impact on the ability of international students to travel and attend Kaplan’s programs, particularly Kaplan International’s Language programs. In addition, most licensing bodies and administrators of standardized exams postponed or canceled scheduled examinations due to COVID-19 resulting in a significant number of students deciding to defer their studies. In these instances, Kaplan extended the life of its courses to be responsive to the changes in study needs of its students. These program modifications resulted in longer revenue recognition periods, adversely affecting the timing of revenue recognition at Kaplan’s Test Preparation and Professional education divisions. Overall, this is expected to adversely impact Kaplan's revenues and operating results for the remainder of 2020, particularly at Kaplan International Languages.
Most of Kaplan Higher Education’s (KHE) services are delivered online by staff who have historically worked both virtually and in office locations. In response to COVID-19 necessitated “stay-at-home” protocols, KHE transitioned its entire staff to virtual work arrangements. KHE did not experience a disruption in its service delivery in the first quarter of 2020, nor did Purdue Global experience program demand issues.
To help mitigate the negative revenue impact arising from the COVID-19 disruption, and to re-align its program offerings to better pursue opportunities arising from the disruption, Kaplan management is currently developing and implementing a number of initiatives across its businesses, including: employee salary and work-hour reductions; temporary furlough and other employee reductions; reduced discretionary spending; facility restructuring; reduced capital expenditures; and accelerated development and promotion of various online programs and solutions.
Education division revenue totaled $356.4 million for the first quarter of 2020, down 4% from $372.5 million for the same period of 2019. Kaplan reported operating income of $4.7 million for the first quarter of 2020, compared to $25.6 million for the first quarter of 2019.
A summary of Kaplan’s operating results is as follows:

	Three Months Ended
	March 31
(in thousands)	2020	2019	% Change
Revenue
Kaplan international	$199,615	$185,756	7
Higher education	73,537	82,780	(11)
Test preparation	42,839	61,150	(30)
Professional (U.S.)	38,449	41,214	(7)
Kaplan corporate and other	3,205	2,302	39
Intersegment elimination	(1,267)	(748)	—
	$356,378	$372,454	(4)
Operating Income (Loss)
Kaplan international	$18,980	$24,285	(22)
Higher education	(2,020)	1,915	—
Test preparation	(12,676)	(454)	—
Professional (U.S.)	6,126	11,259	(46)
Kaplan corporate and other	(1,522)	(7,837)	81
Amortization of intangible assets	(4,201)	(3,567)	(18)
Intersegment elimination	5	(6)	—
	$4,692	$25,595	(82)
Kaplan International includes English-language programs, and postsecondary education and professional training businesses largely outside the United States. In July 2019, Kaplan acquired Heverald, the owner of ESL Education, Europe’s largest language-travel agency and Alpadia, a chain of German and French language schools and junior summer camps. Kaplan International revenue increased 7% for the first quarter of 2020. Excluding acquisitions, Kaplan International revenue increased 5% in the first quarter of 2020. On a constant currency basis, revenue increased 10% for the first quarter of 2020. The revenue increases were due to growth at UK Pathways, UK Professional and Australia, and from the Heverald acquisition, offset by a decline at Languages and Singapore. Kaplan International reported operating income of $19.0 million in the first quarter of 2020, compared to $24.3 million in the first quarter of 2019. The decline in operating results in the first quarter of 2020 is due to declines at Languages, UK Professional and Singapore, partially offset by improved results in Australia. Kaplan International Languages first quarter results were negatively impacted by COVID-19 travel restrictions and UK Professional results were negatively impacted by postponements of standardized exam dates.
The Higher Education division includes the results as a service provider to higher education institutions. In the first quarter of 2020, Higher Education revenue was down 11%, due primarily to a reduction in expenses incurred by Kaplan Higher Education as service provider to Purdue Global. In the first quarter of 2020, the Company did not record an additional fee with Purdue Global based on an assessment of its collectability under the TOSA. This resulted in a decline in Higher Education results for the first quarter of 2020, as the Company recorded a portion of the fee for Purdue Global for the first quarter of 2019. The Company will continue to assess the collectability of the fee with Purdue Global on a quarterly basis to make a determination as to whether to record all or part of the fee in the future and whether to make adjustments to fee amounts recognized in earlier periods. The first quarter 2020 operating loss at Higher Education also includes $2.0 million in lease restructuring costs.

As of March 31, 2020, Kaplan had a total outstanding accounts receivable balance of $82.0 million from Purdue Global related to amounts due for reimbursements for services and a deferred fee. In addition, Kaplan has an $18.7 million long-term receivable balance due from Purdue Global at March 31, 2020, related to the advance of $20.0 million during the initial KU Transaction.
Kaplan Test Preparation includes Kaplan’s standardized test preparation programs. KTP revenue decreased 30% for the first quarter of 2020 due to reduced demand for KTP’s retail comprehensive test preparation programs and product-life extensions related to the postponement of various standardized test dates due to the COVID-19 pandemic. Overall, product-life extensions resulted in $7.7 million in lower revenues recognized in the first quarter of 2020; substantially all of this amount will be recognized over the remainder of 2020. KTP operating results declined in the first quarter of 2020 due to these revenue declines.
Kaplan Professional (U.S.) includes the domestic professional and other continuing education businesses. Kaplan Professional (U.S.) revenue in the first quarter of 2020 declined 7% due to declines in CFA, real estate and accountancy programs, partly due to the postponement of certification exams. Kaplan Professional (U.S.) operating results declined in the first quarter of 2020, primarily due to the revenue declines, and increased spending for sales and marketing.
Kaplan corporate and other represents unallocated expenses of Kaplan, Inc.’s corporate office, other minor businesses and certain shared activities. Overall, Kaplan corporate and other expenses declined in the first quarter of 2020 due to lower incentive compensation costs.
Television Broadcasting

	Three Months Ended
	March 31
(in thousands)	2020	2019	% Change
Revenue	$115,448	$108,223	7
Operating Income	35,776	35,540	1
Revenue at the television broadcasting division increased 7% to $115.4 million in the first quarter of 2020, from $108.2 million in the same period of 2019. The revenue increase is due to a $9.7 million increase in political advertising revenue and a $0.6 million increase in retransmission revenues. In the first quarter of 2020 and 2019, the television broadcasting division recorded $0.3 million and $1.8 million, respectively, in reductions to operating expenses related to property, plant and equipment gains due to new equipment received at no cost in connection with the spectrum repacking mandate of the FCC. Operating income for the first quarter of 2020 increased 1% to $35.8 million, from $35.5 million in the same period of 2019, due to increased revenues, offset by higher network fees and a reduction in property, plant and equipment gains.
The postponement of the 2020 summer Olympics and overall reduced advertising demand due to the COVID-19 pandemic are expected to negatively impact advertising revenue and the operating results at the television broadcasting division for the remainder of 2020.
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
Manufacturing

	Three Months Ended
	March 31
(in thousands)	2020	2019	% Change
Revenue	$113,458	$115,157	(1)
Operating Income	6,501	3,274	99
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
Manufacturing revenues declined 1% in the first quarter of 2020 due primarily to a modest decline at Hoover from reduced demand and overall lower wood prices. Manufacturing operating income increased in the first quarter of 2020, due mostly to improved results at Hoover from reduced operating costs and gains on inventory sales in the first quarter of 2020.

In the second half of March 2020, certain of Joyce/Dayton, Dekko and Hoover’s manufacturing plants began operating at reduced levels due to lower product demand and other jurisdictional factors related to the COVID-19 pandemic. The manufacturing businesses are tightly managing expenses and developing cost reduction plans to mitigate lower product demand. Overall, this is expected to adversely impact manufacturing revenues and operating results for the remainder of 2020.
Healthcare

	Three Months Ended
	March 31
(in thousands)	2020	2019	% Change
Revenue	$45,994	$37,728	22
Operating Income	3,169	2,329	36
The Graham Healthcare Group (GHG) provides home health and hospice services in three states. In December 2019, GHG acquired a 75% interest in CSI Pharmacy Holding Company, LLC (CSI), a Wake Village, TX-based company, which coordinates the prescriptions and nursing care for patients receiving in-home infusion treatments. Healthcare revenues increased 22% in the first three months of 2020, due to the CSI acquisition. The improvement in GHG operating results in the first quarter of 2020 is largely due to operating income from the CSI acquisition and improved results in hospice services, offset by a decline in home health services results.
In the second half of March 2020, GHG home health patient volumes declined, due primarily to the curtailment of elective procedures by health systems due to the COVID-19 pandemic. GHG expects lower revenues from reduced demand for home health and hospice services in the second and third quarters of 2020.
SocialCode

	Three Months Ended
	March 31
(in thousands)	2020	2019	% Change
Revenue	$12,023	$13,447	(11)
Operating Loss	(3,789)	(4,018)	6
SocialCode is a provider of marketing solutions managing data, creative, media and marketplaces to accelerate client growth. SocialCode’s revenue decreased 11% in the first quarter of 2020 due to reduced marketing spending by advertising clients, particularly in March 2020 as a result of the recessionary environment from the COVID-19 pandemic. SocialCode reported operating losses of $3.8 million in the first quarter of 2020, compared to $4.0 million in the first quarter of 2019. SocialCode is in the process of developing and implementing cost reduction plans to mitigate the adverse impact of COVID-19 on advertising demand expected for the remainder of 2020.
Other Businesses
On July 31, 2019, the Company acquired Clyde’s Restaurant Group (CRG). CRG owns and operates thirteen restaurants and entertainment venues in the Washington, DC metropolitan area, including Old Ebbitt Grill and The Hamilton, two of the top twenty highest grossing independent restaurants in the United States. As a result of the COVID-19 pandemic, CRG temporarily closed all of its restaurants and venues in the second half of March 2020, maintaining limited operations for delivery and pickup, pursuant to government orders. CRG has temporarily laid off many of its employees and is uncertain as to the timing and other details regarding reopening. Given the uncertain and challenging operating environment for the restaurant industry, the Company completed a goodwill and other long-lived assets impairment review of CRG in the first quarter of 2020, resulting in a $9.7 million goodwill and intangible assets impairment charge. The pandemic is expected to adversely impact CRG revenues and operating results for the remainder of 2020.
On January 31, 2019, the Company acquired two automotive dealerships, Lexus of Rockville and Honda of Tysons Corner, from Sonic Automotive. The Company also announced it had entered into an agreement with Christopher J. Ourisman, a member of the Ourisman Automotive Group family of dealerships. In the fourth quarter of 2019, the Company and Mr. Ourisman commenced operations at a new Jeep automotive dealership, which began generating sales in January 2020 as Ourisman Jeep of Bethesda. Mr. Ourisman and his team of industry professionals operate and manage the dealerships. Graham Holdings Company holds a 90% stake in all three dealerships. As a result of the COVID-19 pandemic and the related recessionary conditions, the Company’s automotive dealerships have experienced significantly reduced demand for sales and service in March 2020. Given the uncertain and challenging operating environment for automotive dealerships, the Company completed a goodwill and other long-lived assets impairment review of its automotive dealerships in the first quarter of 2020, resulting in a $6.7 million intangible assets impairment charge. The pandemic is expected to adversely impact automotive dealership revenues and operating results for the remainder of 2020.

Revenues from other businesses increased due mostly to the CRG and automotive dealership acquisitions. CRG and the automotive dealerships incurred losses in the first quarter of 2020 due to the challenging operating conditions that began in March 2020 and the goodwill and other long-lived asset impairment charges.
Other businesses also includes Slate and Foreign Policy, which publish online and print magazines and websites; and three investment stage businesses, Megaphone, Pinna and CyberVista. Megaphone’s revenues increased significantly in the first quarter of 2020, as both advertising and platform sales experienced rapid growth during the period. Slate, Foreign Policy and Pinna also reported revenue increases in the first three months of 2020. Losses from each of these five businesses in the first three months of 2020 adversely affected operating results.
Corporate Office
Corporate office includes the expenses of the Company’s corporate office and certain continuing obligations related to prior business dispositions. Corporate Office expenses declined in the first quarter of 2020 due primarily to lower incentive compensation costs.
Equity in (Losses) Earnings of Affiliates
At March 31, 2020, the Company held an approximate 12% interest in Intersection Holdings, LLC, a company that provides digital marketing and advertising services and products for cities, transit systems, airports, and other public and private spaces. The Company also holds interests in a number of home health and hospice joint ventures, and several other affiliates. The Company recorded equity in losses of affiliates of $1.5 million for the first quarter of 2020, compared to earnings of $1.7 million for the first quarter of 2019. For the three months ended March 31, 2020, the Company recorded $3.6 million in write-downs in equity in earnings of affiliates related to two of its investments.
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
The Company incurred net interest expense of $6.5 million for the first quarter of 2020 compared to $5.7 million for the first quarter of 2019.
At March 31, 2020, the Company had $508.9 million in borrowings outstanding at an average interest rate of 5.1% and cash, marketable equity securities and other investments of $653.0 million. The Company’s $300 million revolving credit facility was undrawn as of March 31, 2020 and remains undrawn as of May 5, 2020. In management’s opinion, the Company will have sufficient financial resources to meet its business requirements in the next twelve months, including working capital requirements, capital expenditures, interest payments and dividends.
Non-operating Pension and Postretirement Benefit Income, net
The Company recorded net non-operating pension and postretirement benefit income of $18.4 million for the first quarter of 2020 compared to $19.9 million for the first quarter of 2019.
(Loss) Gain on Marketable Equity Securities, net
Overall, the Company recognized $100.4 million in net losses on marketable equity securities in the first quarter of 2020, compared to $24.1 million in net gains on marketable equity securities in the first quarter of 2019.
Other Non-Operating Income
The Company recorded total other non-operating income, net, of $2.7 million for the first quarter of 2020, compared to $29.4 million for the first quarter of 2019. The 2020 amounts included $4.3 million in foreign currency gains and other items; partially offset by $2.6 million in impairments on cost method investments. The 2019 amounts included a $29.0 million gain on the sale of the Company’s interest in Gimlet Media and $0.5 million in foreign currency gains, offset by other items.
(Benefit from) Provision for Income Taxes
The Company’s effective tax rate for the first three months of 2020 was 57.3%, which is generally based on the Company’s estimated effective tax rate for fiscal year 2020. The Company’s estimated tax rate for 2020 includes the adverse impacts of the COVID-19 pandemic and losses on marketable equity securities on the Company’s estimated pre-tax income for 2020, resulting in a significantly higher overall estimated tax rate, as permanent differences and increased valuation allowances have a larger impact on the overall estimated effective tax rate.
The Company’s effective tax rate for the first three months of 2019 was 25.3%. In the first quarter of 2019, the Company recorded income tax benefits related to stock compensation of $1.7 million.
(Losses) Earnings Per Share
The calculation of diluted (losses) earnings per share for the first quarter of 2020 was based on 5,273,651 weighted average shares outstanding, compared to 5,326,448 for the first quarter of 2019. At March 31, 2020, there were 5,244,718 shares outstanding. On November 9, 2017, the Board of Directors authorized the Company to acquire up to 500,000 shares of its Class B common stock; the Company has remaining authorization for 186,344 shares as of March 31, 2020.
Other
The Company performed an interim impairment review at CRG and the automotive dealerships given the uncertain and challenging operating environment and recorded $16.4 million in goodwill and intangible asset impairment charges in the first quarter of 2020. Following the impairments, the remaining goodwill balance at these two reporting units as of March 31, 2020 was $39.1 million, or 3% of the total goodwill of the Company.
In connection with the Company’s annual impairment testing in 2019, the Company performed a quantitative goodwill impairment process at all of its reporting units. At the time, the estimated fair value of the Hoover reporting unit at the manufacturing businesses exceeded its carrying values by a margin less than 25%. The total goodwill at this reporting unit was $91.3 million as of March 31, 2020, or 7% of the total goodwill of the Company. The estimated fair value of the Company’s other reporting units with significant goodwill balances exceeded their respective carrying values by a margin in excess of 25%. Given the uncertain impact of the COVID-19 pandemic, it is possible that impairment charges could occur in the future, given changes in market conditions and the inherent variability in projecting future operating performance.
Financial Condition: Capital Resources and Liquidity
The Company considers the following when assessing its liquidity and capital resources:

	As of
(In thousands)	March 31, 2020	December 31, 2019
Cash and cash equivalents	$178,646	$200,165
Restricted cash	$22,993	$13,879
Investments in marketable equity securities and other investments	$451,380	$599,967
Total debt	$508,892	$512,829
Cash generated by operations is the Company’s primary source of liquidity. The Company maintains investments in a portfolio of marketable equity securities, which is considered when assessing the Company’s sources of liquidity. An additional source of liquidity includes the Company’s $300 million five-year revolving credit facility.
During the first three months of 2020, the Company’s cash and cash equivalents decreased by $21.5 million, due largely to the repurchase of common shares, capital expenditures and the acquisition of two businesses and other investments. The decrease was partially offset by the proceeds from the sale of marketable equity securities. In the first three months of 2020, the Company’s borrowings decreased by $3.9 million primarily due to foreign currency translation adjustments.
As of March 31, 2020 and December 31, 2019, the Company had money market investments of $93.7 million and $45.2 million, respectively, that are included in cash and cash equivalents. At March 31, 2020, the Company held approximately $70 million in cash and cash equivalents in businesses domiciled outside the U.S., of which approximately $7 million is not available for immediate use in operations or for distribution. Additionally, Kaplan’s business operations outside the U.S. retain cash balances to support ongoing working capital requirements, capital expenditures, and regulatory requirements. As a result, the Company considers a significant portion of the cash and cash equivalents balance held outside the U.S. as not readily available for use in U.S. operations.
At March 31, 2020, the fair value of the Company’s investments in marketable equity securities was $436.2 million, which includes investments in the common stock of five publicly traded companies. During the first three months of 2020, the Company sold marketable equity securities that generated proceeds of $48.0 million. At March 31, 2020, the unrealized gain related to the Company’s investments totaled $204.1 million. In April 2020, the Company sold marketable equity securities that generated proceeds of $45.8 million.

The Company had working capital of $511.6 million and $621.6 million at March 31, 2020 and December 31, 2019, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments.
At March 31, 2020 and December 31, 2019, the Company had borrowings outstanding of $508.9 million and $512.8 million, respectively. The Company’s borrowings at March 31, 2020 and December 31, 2019 were mostly from $400.0 million of 5.75% unsecured notes due June 1, 2026, £60 million in outstanding borrowings under the Kaplan Credit Agreement and a commercial note of $26.8 million and $27.5 million, respectively, at the Automotive subsidiary. The interest on $400.0 million of 5.75% unsecured notes is payable semiannually on June 1 and December 1.
During the three months ended March 31, 2020 and 2019, the Company had average borrowings outstanding of approximately $511.4 million and $494.4 million, respectively, at an average annual interest rate of approximately 5.1%. During the three months ended March 31, 2020 and 2019, the Company incurred net interest expense of $6.5 million and $5.7 million, respectively.
On April 10, 2020, Moody’s affirmed the Company’s credit ratings, but revised the outlook from Stable to Negative. On April 27, 2020, Standard & Poor’s downgraded the Company’s credit rating to BB and revised the outlook from Stable to Negative.
The Company’s current credit ratings are as follows:

	Moody’s	Standard & Poor’s
Long-term	Ba1	BB
The Company expects to fund its estimated capital needs primarily through existing cash balances and internally generated funds and, to a lesser extent, borrowings under its revolving credit facility. The Company’s $300 million revolving credit facility was undrawn as of March 31, 2020 and remains undrawn as of May 5, 2020. In management’s opinion, the Company will have sufficient financial resources to meet its business requirements in the next 12 months, including working capital requirements, capital expenditures, interest payments, potential acquisitions and strategic investments, dividends and stock repurchases.
In summary, the Company’s cash flows for each period were as follows:

	Three Months Ended March 31
(In thousands)	2020	2019
Net cash provided by (used in) operating activities	$12,403	$(37,922)
Net cash provided by (used in) investing activities	9,561	(73,878)
Net cash (used in) provided by financing activities	(26,685)	37,034
Effect of currency exchange rate change	(7,684)	1,776
Net decrease in cash and cash equivalents and restricted cash	$(12,405)	$(72,990)
Operating Activities. Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. The Company’s net cash flow provided by (used in) operating activities were as follows:

	Three Months Ended March 31
(In thousands)	2020	2019
Net (Loss) Income	$(33,891)	$81,702
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and goodwill and intangible asset impairment	47,270	26,583
Amortization of lease right-of-use asset	23,749	20,353
Net pension benefit	(13,784)	(13,653)
Other non-cash activities	82,362	(46,000)
Change in operating assets and liabilities	(93,303)	(106,907)
Net Cash Provided by (Used in) Operating Activities	$12,403	$(37,922)
Net cash provided by operating activities consists primarily of cash receipts from customers, less disbursements for costs, benefits, income taxes, interest and other expenses.
For the first three months of 2020 compared to the first three months of 2019, the increase in net cash provided by operating activities is primarily due to changes in operating assets and liabilities. Changes in operating assets and liabilities were driven by accounts receivable, partially offset by income taxes receivable.

Investing Activities. The Company’s net cash flow used in investing activities were as follows:

	Three Months Ended March 31
(In thousands)	2020	2019
Investments in certain businesses, net of cash acquired	$(6,011)	$(83,721)
Purchases of property, plant and equipment	(25,235)	(28,252)
Net proceeds from sales of marketable equity securities	48,016	9,663
Investments in equity affiliates, cost method and other investments	(7,427)	(3,401)
Net proceeds from sales of businesses, property, plant and equipment and investments	218	34,718
Other	—	(2,885)
Net Cash Provided by (Used in) Investing Activities	$9,561	$(73,878)
Acquisitions. During the first three months of 2020, the Company acquired two small businesses in its education division. During the first three months of 2019, the Company acquired an interest in two automotive dealerships for cash and the assumption of floor plan payables.
Capital Expenditures. Capital expenditures for the first three months of 2020 were lower than the first three months of 2019 primarily due to the completion of an academic and student residential facility in connection with Kaplan’s Pathways program in Liverpool, U.K. Both periods include capital expenditures in connection with spectrum repacking at the Company’s television stations in Detroit, MI, Jacksonville, FL, and Roanoke, VA, as mandated by the FCC; these expenditures are expected to be largely reimbursed to the Company by the FCC. The amounts reflected in the Company’s Condensed Consolidated Statements of Cash Flows are based on cash payments made during the relevant periods, whereas the Company’s capital expenditures for the first three months of 2020 of $20.5 million include assets acquired during the quarter. The Company estimates that its capital expenditures will be in the range of $40 million to $50 million in 2020.
Net proceeds from sale of investments and businesses. During the first three months of 2020 and 2019, the Company sold marketable equity securities that generated proceeds of $48.0 million and $17.2 million, respectively. The Company purchased $7.5 million of marketable equity securities during the first three months of 2019. The Company sold its interest in Gimlet Media during February 2019; the total proceeds from the sale were $33.5 million.
Financing Activities. The Company’s net cash flow used in financing activities were as follows:

	Three Months Ended March 31
(In thousands)	2020	2019
Issuance of borrowings	$1,023	$30,000
Net proceeds from vehicle floor plan payable	2,478	9,529
Common shares repurchased	(33,610)	—
Dividends paid	(7,703)	(7,391)
Other	11,127	4,896
Net Cash (Used in) Provided by Financing Activities	$(26,685)	$37,034
Borrowings and Vehicle Floor Plan Payable. In the first three months of 2019, the Company had cash inflows from borrowings to fund the acquisition of a business at Automotive and used floor vehicle plan financing to fund the purchase of new vehicles at its Automotive subsidiary.
Common Stock Repurchases. During the first three months of 2020, the Company purchased a total of 83,919 shares of its Class B common stock at a cost of approximately $33.6 million. During the first three months of 2019, the Company did not purchase any shares of its Class B common stock. On November 9, 2017, the Board of Directors authorized the Company to acquire up to 500,000 shares of its Class B common stock. The Company did not announce a ceiling price or time limit for the purchases. The authorization included 163,237 shares that remained under the previous authorization. At March 31, 2020, the Company had remaining authorization from the Board of Directors to purchase up to 186,344 shares of Class B common stock.
Dividends. The quarterly dividend rate per share was $1.45 and $1.39 in in the first quarter of 2020 and 2019, respectively.
Other. During the first three months of 2020, the Company increased the borrowings under its cash overdraft facilities by $9.1 million and received $5.3 million in proceeds from the exercise of stock options. In March 2019, a Hoover minority shareholder put some shares to the Company, which had a redemption value of $0.6 million.
There were no other significant changes to the Company’s contractual obligations or other commercial commitments from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Forward-Looking Statements
All public statements made by the Company and its representatives that are not statements of historical fact, including certain statements in this report, in the Company’s Annual Report on Form 10-K and in the Company’s 2019 Annual Report to Stockholders, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the duration and severity of the COVID-19 pandemic and its effects on the Company’s operations, financial results, liquidity and cash flows. Other forward-looking statements include comments about expectations related to acquisitions or dispositions or related business activities, including the TOSA, the Company’s business strategies and objectives, anticipated results of license renewal applications, the prospects for growth in the Company’s various business operations and the Company’s future financial performance. As with any projection or forecast, forward-looking statements are subject to various risks and uncertainties, including the risks and uncertainties described in Item 1A of the Company’s Annual Report on Form 10-K, that could cause actual results or events to differ materially from those anticipated in such statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by or on behalf of the Company. The Company assumes no obligation to update any forward-looking statement after the date on which such statement is made, even if new information subsequently becomes available.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The Company is exposed to market risk in the normal course of its business due primarily to its ownership of marketable equity securities, which are subject to equity price risk; to its borrowing and cash-management activities, which are subject to interest rate risk; and to its foreign business operations, which are subject to foreign exchange rate risk. The Company’s market risk disclosures set forth in its 2019 Annual Report filed on Form 10-K have not otherwise changed significantly.
Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (the Company’s principal executive officer) and the Company’s Chief Financial Officer (the Company’s principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of March 31, 2020. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1A. Risk Factors.
The Company faces a number of significant risks and uncertainties in connection with its operations. The most significant of these are described below. These risks and uncertainties may not be the only ones facing the Company. Additional risks and uncertainties not presently known, or currently deemed immaterial, may adversely affect the Company in the future. In addition to the other information included in the Annual Report on Form 10-K and the subsequently filed information included on Forms 8-K, investors should carefully consider the following risk factors. If any of the events or developments described below occurs, it could have a material adverse effect on the Company’s business, financial condition or results of operations.

•
The Company’s Business, Results of Operations and Cash Flows Will Be Adversely Impacted by the Effects of the COVID-19 Pandemic, the Significance of Which Will Depend on the Longevity and Severity of the Virus.

The COVID-19 pandemic and measures taken to prevent its spread, such as travel restrictions, shelter in place orders and mandatory closures, have materially affected the Company’s businesses, including the demand for its products and services. Travel restrictions and school closures have impeded and will continue to impede the ability of students to travel to undertake overseas study as long as they remain in place, and have reduced student applications for programs offered by Kaplan International’s (KI) operations, including KI Languages, KI Pathways, Kaplan UK, Kaplan Australia, Kaplan Singapore and Mander Portman Woodward. Travel restrictions and decreased enrollments are expected to materially adversely affect Kaplan International and Kaplan’s revenues, operating results and cash flows. Manufacturing restrictions, including plant closures and disruptions in the Company’s supply chains, declines in demand for products and advertising, restaurant closures and other developments related to the COVID-19 pandemic have also adversely impacted the Company’s other businesses. The Company cannot predict the duration or scope of the COVID-19 pandemic, what actions will be taken by governmental authorities and other third parties in response to the pandemic or when operations will return to full service. The Company expects the COVID-19 pandemic and related developments to negatively impact its financial results and such impact is expected to be material to the Company’s financial results, operations and cash flows.

•
Changes in International Regulatory and Physical Environments and Failure to Comply with Regulations Applicable to International Operations Could Negatively Affect International Student Enrollments and Kaplan’s Business.

In response to the COVID-19 pandemic, governments have imposed student travel restrictions, made recommendations for their students to return home, closed physical campus locations, and professional bodies have postponed examination dates related to professional education programs, all of which have negatively affected Kaplan International’s operations. Any significant changes to the regulatory environment, including changes to government policy or practice in oversight and enforcement, or other factors, including geopolitical instability, imposition or extension of international sanctions or a natural disaster in either the students’ countries of origin or countries in which they desire to study, could also negatively affect Kaplan’s ability to attract and retain students and negatively affect Kaplan’s operating results. In addition, any significant changes to availability of government funding for education, visa policies or other administrative immigration requirements, or the tax environment, including changes to tax laws, policies and practices, in any one or more countries in which KI operates could negatively affect its operating results.
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
KHE currently provides services to higher education institutions that are heavily regulated by federal and state laws and regulations and by accrediting bodies. Presently, a substantial portion of KHE’s revenues are attributable to service fees it receives under its agreement with Purdue Global, which are dependent upon revenues generated by Purdue Global and upon Purdue Global’s eligibility to participate in the Title IV federal student aid program. To maintain Title IV eligibility, Purdue Global and KHE’s other client institutions must be certified by the ED as eligible institutions, maintain authorizations by applicable state education agencies and be accredited by an accrediting commission recognized by the ED. Purdue Global and KHE’s other client institutions must also comply with the extensive statutory and regulatory requirements of the Higher Education Act and other state and federal laws and accrediting standards relating to their financial aid management, educational programs, financial strength, disbursement and return of Title IV funds, facilities, recruiting practices, representations made by the school and various other matters. Additionally, Purdue Global and other client institutions are subject to laws and regulations that, among other things, limit student default rates on the repayment of Title IV loans; permit borrower defenses to repayment of Title IV loans based on certain conduct of the institution; establish specific measures of financial responsibility and administrative capability; and require state authorization and institutional and programmatic accreditation. In addition, the Coronavirus Aid, Relief, and Economic Securities ("CARES") Act and subsequent guidance from the ED have created changes in the administration of federal financial assistance programs, the interpretation of which may not yet be fully understood. If the ED finds that Purdue Global or any other KHE client institution has failed to comply with Title IV requirements or improperly disbursed or retained Title IV program funds, it may take one or more of a number of actions, including fining the school, requiring the school to repay Title IV program funds, limiting or terminating the school’s eligibility to participate in Title IV programs, initiating an emergency action to suspend the school’s participation in the Title IV programs without prior notice or opportunity for a hearing, transferring the school to a method of Title IV payment that would adversely affect the timing of the institution’s receipt of Title IV funds, requiring the submission of a letter of credit, denying or refusing to consider the school’s application for renewal of its certification to participate in the Title IV programs or for approval to add a new campus or educational program and referring the matter for possible civil or criminal investigation. There can be no assurance that the ED will not take any of these or other actions in the future, whether as a result of lawsuits, program reviews or otherwise. If Purdue Global loses or has limits placed on its Title IV eligibility, accreditation or state licensure, or if Purdue Global is subject to fines, repayment obligations, or other adverse actions owing to its or Kaplan’s noncompliance with Title IV regulations, accreditor, or state agency requirements, or other state or federal laws, Kaplan’s financial results of operations could be adversely effected.

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
One source of KTP’s income is fees charged for courses that prepare students for a broad range of admissions examinations that are considered by colleges and graduate schools. Historically, colleges and graduate schools have required standardized tests as part of the admissions process. As a result of the COVID-19 pandemic, a number of colleges and graduate schools have waived standardized tests as part of the admissions process for the upcoming academic year, admissions examinations have been postponed and KTP has provided students with an extension of time to access their programs so that students could continue their preparation. These changes have had a negative impact on KTP’s results of operations. In addition, there had already been some movement away from the historical reliance on standardized admissions tests among certain colleges, which have adopted “test-optional” admissions policies. Additionally, there is litigation pending against a public university regarding that university’s use of standardized test scores for admissions, alleging that the SAT and ACT requirements discriminate against applicants who cannot afford test preparation. Any significant reduction in the use of standardized tests, whether caused by the outcome of the aforementioned claim or otherwise, in the college or graduate school admissions processes could have an adverse effect on Kaplan’s operating results.
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

•
Postponement of Examinations and Changes in the Extent to Which Licensing and Proficiency Examinations Are Used to Qualify Individuals to Pursue Certain Careers Could Reduce Demand for Kaplan’s Offerings.

A substantial portion of Kaplan Professional (KP) and KI’s revenue comes from preparing individuals for licensing or technical proficiency examinations in various fields. Any significant relaxation or elimination of licensing or technical proficiency requirements in those fields served by KP and KI’s businesses could negatively affect Kaplan’s operating results. As a result of the COVID-19 pandemic, a number of professional certification examinations have been postponed and Kaplan has provided students with an extension of time to access their programs so that students could continue their preparation. These changes together with student decisions to defer preparation entirely have had a negative impact on Kaplan’s results of operations.

•	The COVID-19 Pandemic, Food-Borne Illness Concerns and Damage to the Company’s Reputation Could Harm the Company’s Restaurant Business.
As a result of the COVID-19 pandemic, the Company’s restaurant business has temporarily closed other than for takeout and delivery and decreases in customer traffic could remain even after the stay-at-home orders are lifted. In addition, reports of food-borne illness or food safety issues, even if caused by food suppliers or distributors, could have a negative effect on restaurant sales. Because food safety issues could be experienced at the source by food suppliers or distributors, food safety could, in part, be out of the Company’s control. Even instances of food-borne illness at a location served by one of the Company’s competitors could result in negative publicity regarding the food service industry generally and could negatively impact restaurant revenue. Regardless of the source or cause, negative publicity about food-borne illness or other food safety issues could adversely impact the Company’s reputation. Similarly, publicity about litigation, violence, complaints or government investigations could have a negative effect on restaurant sales.

•	Changes in Business Conditions May Cause Goodwill and Other Intangible Assets to Become Impaired.
Goodwill generally represents the purchase price paid in excess of the fair value of net tangible and intangible assets acquired in a business combination. Goodwill is not amortized and remains on the Company’s balance sheet indefinitely unless there is an impairment or a sale of a portion of the business. Goodwill is subject to an impairment test on an annual basis and when circumstances indicate that an impairment is more likely than not. Such circumstances include an adverse change in the business climate for one of the Company’s businesses or a decision to dispose of a business or a significant portion of a business. Each of the Company’s businesses faces uncertainty in its business environment due to a variety of factors. The Company may experience unforeseen circumstances that adversely affect the value of the Company’s goodwill or intangible assets and trigger an evaluation of the amount of the recorded goodwill and intangible assets. There also exists a reasonable possibility that changes to the discounted cash-flow model used to perform the quantitative goodwill impairment review, including a decrease in the assumed projected cash flows or long-term growth rate, or an increase in the discount rate assumption, could result in an impairment charge. Future write-offs of goodwill or other intangible assets as a result of an impairment in the business could materially adversely affect the Company’s results of operations and financial condition. The Company recorded goodwill and other intangible asset impairment charges in the first quarter of 2020. Given the impact of the COVID-19 pandemic it is possible that additional impairment charges could occur in the future, given changes in market conditions and the inherent variability in projecting future operating performance.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the quarter ended March 31, 2020, the Company purchased shares of its Class B Common Stock as set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan*	Maximum Number of Shares that May Yet Be Purchased Under the Plan*
January	—	$—	—	270,263
February	—	—	—	270,263
March	83,919	400.50	83,919	186,344
	83,919	$400.50	83,919
*On November 9, 2017 the Company’s Board of Directors authorized the Company to purchase, on the open market or otherwise, up to 500,000 shares of its Class B Common Stock. This authorization included 163,237 shares that remained under the previous authorization. There is no expiration date for that authorization. All purchases made during the quarter ended March 31, 2020 were open market transactions.

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

4.2
First Supplemental Indenture, dated as of March 24, 2020, among Graham Healthcare Group, Inc., a Delaware corporation, a subsidiary of the Company, and The Bank of New York Mellon Trust Company, N.A., as trustee.

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

GRAHAM HOLDINGS COMPANY
(Registrant)

Date: May 5, 2020	/s/ Timothy J. O’Shaughnessy
Timothy J. O’Shaughnessy, President & Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2020	/s/ Wallace R. Cooney
Wallace R. Cooney, Chief Financial Officer (Principal Financial Officer)