Form 10-Q
period 2020-06-30
Graham Holdings Co
filed 2020-08-05
CIK 104889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2020
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 001-06714
GRAHAM HOLDINGS COMPANY

(Exact name of registrant as specified in its charter)

Delaware	53-0182885
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1300 North 17th Street, Arlington , Virginia	22209
(Address of principal executive offices)	(Zip Code)
(703) 345-6300
(Registrant’s telephone number, including area code)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class B Common Stock, par value $1.00 per share	GHC	New York Stock Exchange
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
Shares outstanding at July 31, 2020:
Class A Common Stock – 964,001 Shares
Class B Common Stock – 4,148,198 Shares

GRAHAM HOLDINGS COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30

(in thousands, except per share amounts)	2020	2019	2020	2019
Operating Revenues	$652,871	$737,602	$1,385,128	$1,429,801
Operating Costs and Expenses
Operating	433,767	481,154	931,194	932,509
Selling, general and administrative	164,476	171,028	343,951	345,286
Depreciation of property, plant and equipment	22,913	13,884	39,617	27,407
Amortization of intangible assets	14,327	12,880	28,492	25,940
Impairment of goodwill and other long-lived assets	11,511	693	27,912	693
	646,994	679,639	1,371,166	1,331,835
Income from Operations	5,877	57,963	13,962	97,966
Equity in earnings (losses) of affiliates, net	1,182	1,467	(365)	3,146
Interest income	954	1,579	2,105	3,279
Interest expense	(7,377)	(8,386)	(15,055)	(15,811)
Non-operating pension and postretirement benefit income, net	12,136	12,253	30,539	32,181
Gain (loss) on marketable equity securities, net	39,890	7,791	(60,503)	31,857
Other income, net	8,100	1,228	10,788	30,579
Income (Loss) Before Income Taxes	60,762	73,895	(18,529)	183,197
Provision for (Benefit from) Income Taxes	41,900	16,700	(3,500)	44,300
Net Income (Loss)	18,862	57,195	(15,029)	138,897
Net (Income) Loss Attributable to Noncontrolling Interests	(8)	(114)	638	(68)
Net Income (Loss) Attributable to Graham Holdings Company Common Stockholders	$18,854	$57,081	$(14,391)	$138,829
Per Share Information Attributable to Graham Holdings Company Common Stockholders
Basic net income (loss) per common share	$3.61	$10.74	$(2.77)	$26.12
Basic average number of common shares outstanding	5,196	5,285	5,235	5,285
Diluted net income (loss) per common share	$3.60	$10.65	$(2.77)	$25.91
Diluted average number of common shares outstanding	5,201	5,329	5,235	5,328
See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2020	2019	2020	2019
Net Income (Loss)	$18,862	$57,195	$(15,029)	$138,897
Other Comprehensive Income (Loss), Before Tax
Foreign currency translation adjustments:
Translation adjustments arising during the period	16,405	(11,104)	(20,971)	(1,071)
Pension and other postretirement plans:
Amortization of net prior service cost (credit) included in net income (loss)	668	(931)	1,339	(2,278)
Amortization of net actuarial loss (gain) included in net income (loss)	390	(475)	610	(1,023)
	1,058	(1,406)	1,949	(3,301)
Cash flow hedges (loss) gain	(143)	40	(1,721)	(427)
Other Comprehensive Income (Loss), Before Tax	17,320	(12,470)	(20,743)	(4,799)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(252)	375	(132)	994
Other Comprehensive Income (Loss), Net of Tax	17,068	(12,095)	(20,875)	(3,805)
Comprehensive Income (Loss)	35,930	45,100	(35,904)	135,092
Comprehensive (income) loss attributable to noncontrolling interests	(8)	(114)	638	(68)
Total Comprehensive Income (Loss) Attributable to Graham Holdings Company	$35,922	$44,986	$(35,266)	$135,024

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands)	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$260,247	$200,165
Restricted cash	16,043	13,879
Investments in marketable equity securities and other investments	444,742	599,967
Accounts receivable, net	452,231	624,216
Inventories and contracts in progress	121,490	120,834
Prepaid expenses	75,857	92,289
Income taxes receivable	36,848	10,735
Other current assets	939	1,400
Total Current Assets	1,408,397	1,663,485
Property, Plant and Equipment, Net	376,681	384,670
Lease Right-of-Use Assets	481,589	526,417
Investments in Affiliates	156,677	162,249
Goodwill, Net	1,440,379	1,388,279
Indefinite-Lived Intangible Assets	115,913	140,197
Amortized Intangible Assets, Net	231,887	233,481
Prepaid Pension Cost	1,315,174	1,292,350
Deferred Income Taxes	4,666	11,629
Deferred Charges and Other Assets (includes $2,784 and $0 of restricted cash)	140,954	128,479
Total Assets	$5,672,317	$5,931,236

Liabilities and Equity
Current Liabilities
Accounts payable and accrued liabilities	$433,672	$507,701
Deferred revenue	280,321	355,156
Income taxes payable	3,029	4,121
Current portion of lease liabilities	87,652	92,714
Current portion of long-term debt	5,858	82,179
Dividends declared	7,572	—
Total Current Liabilities	818,104	1,041,871
Accrued Compensation and Related Benefits	189,084	193,836
Other Liabilities	75,552	27,223
Deferred Income Taxes	405,955	427,372
Mandatorily Redeemable Noncontrolling Interest	829	829
Lease Liabilities	451,874	477,004
Long-Term Debt	505,672	430,650
Total Liabilities	2,447,070	2,598,785
Redeemable Noncontrolling Interest	11,831	5,655
Preferred Stock	—	—
Common Stockholders’ Equity
Common stock	20,000	20,000
Capital in excess of par value	384,804	381,669
Retained earnings	6,497,166	6,534,427
Accumulated other comprehensive income, net of tax
Cumulative foreign currency translation adjustment	(42,859)	(21,888)
Unrealized gain on pensions and other postretirement plans	327,344	325,921
Cash flow hedges	(2,065)	(738)
Cost of Class B common stock held in treasury	(3,977,722)	(3,920,152)
Total Common Stockholders’ Equity	3,206,668	3,319,239
Noncontrolling Interest	6,748	7,557
Total Equity	3,213,416	3,326,796
Total Liabilities and Equity	$5,672,317	$5,931,236

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30
(in thousands)	2020	2019
Cash Flows from Operating Activities
Net (Loss) Income	$(15,029)	$138,897
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation, amortization and goodwill and other long-lived asset impairments	96,021	54,040
Amortization of lease right-of-use asset	50,954	40,871
Net pension benefit and special separation benefit expense	(21,409)	(19,763)
Loss (gain) on marketable equity securities and cost method investments, net	60,509	(33,268)
Gain on disposition of businesses, property, plant and equipment and investments, net	(5,444)	(28,981)
Provision for doubtful trade receivables	7,241	109
Stock-based compensation expense, net	3,135	3,227
Foreign exchange gain	(3,220)	(623)
Equity in losses (earnings) of affiliates, net of distributions	4,263	(396)
(Benefit from) provision for deferred income taxes	(1,349)	13,481
Change in operating assets and liabilities:
Accounts receivable, net	164,314	27,072
Inventories	2,840	(21,878)
Accounts payable and accrued liabilities	(99,496)	(56,125)
Deferred revenue	(69,105)	(66,542)
Income taxes receivable	(6,434)	6,778
Other assets and other liabilities, net	(46,081)	(74,251)
Other	(359)	677
Net Cash Provided by (Used in) Operating Activities	121,351	(16,675)
Cash Flows from Investing Activities
Investments in certain businesses, net of cash acquired	(20,080)	(84,071)
Purchases of property, plant and equipment	(40,209)	(52,703)
Net proceeds from disposition of businesses, property, plant and equipment and investments	862	53,414
Investments in equity affiliates, cost method and other investments	(8,011)	(24,342)
Proceeds from sales of marketable equity securities	93,775	17,162
Purchases of marketable equity securities	—	(7,499)
Loan to related party	—	(3,500)
Return of investment in equity affiliates	314	638
Net Cash Provided by (Used in) Investing Activities	26,651	(100,901)
Cash Flows from Financing Activities
Issuance of borrowings	76,984	30,000
Repayments of borrowings	(75,206)	(1,006)
Common shares repurchased	(62,905)	—
Net (payments) proceeds from vehicle floor plan payable	(11,063)	24,618
Dividends paid	(15,289)	(14,779)
Issuance of noncontrolling interest	—	6,000
Proceeds from exercise of stock options	5,335	—
Deferred payments of acquisition	(5,010)	—
Proceeds from (repayments of) bank overdrafts	9,135	(3,933)
Other	—	(583)
Net Cash (Used in) Provided by Financing Activities	(78,019)	40,317
Effect of Currency Exchange Rate Change	(4,953)	778
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	65,030	(76,481)
Beginning Cash and Cash Equivalents and Restricted Cash	214,044	264,115
Ending Cash and Cash Equivalents and Restricted Cash	$279,074	$187,634

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
As of December 31, 2019	$20,000	$381,669	$6,534,427	$303,295	$(3,920,152)	$7,557	$3,326,796	$5,655
Net loss for the period			(33,891)				(33,891)
Net loss attributable to noncontrolling interests			772			(772)	—
Net income attributable to redeemable noncontrolling interests			(126)				(126)	126
Dividends on common stock			(15,289)				(15,289)
Repurchase of Class B common stock					(33,610)		(33,610)
Issuance of Class B common stock					5,335		5,335
Amortization of unearned stock compensation and stock option expense		1,568					1,568
Other comprehensive loss, net of income taxes				(37,943)			(37,943)
As of March 31, 2020	$20,000	$383,237	$6,485,893	$265,352	$(3,948,427)	$6,785	$3,212,840	$5,781
Net income for the period			18,862				18,862
Net loss attributable to noncontrolling interests			37			(37)	—
Acquisition of redeemable noncontrolling interest							—	6,005
Net income attributable to redeemable noncontrolling interests			(45)				(45)	45
Dividends on common stock			(7,581)				(7,581)
Repurchase of Class B common stock					(29,295)		(29,295)
Amortization of unearned stock compensation and stock option expense		1,567					1,567
Other comprehensive income, net of income taxes				17,068			17,068
As of June 30, 2020	$20,000	$384,804	$6,497,166	$282,420	$(3,977,722)	$6,748	$3,213,416	$11,831

As of December 31, 2018	$20,000	$378,837	$6,236,125	$203,829	$(3,922,009)	$—	$2,916,782	$4,346
Net income for the period			81,702				81,702
Issuance of noncontrolling interest						6,000	6,000
Net loss attributable to noncontrolling interest			62			(62)	—
Net income attributable to redeemable noncontrolling interests			(16)				(16)	16
Change in redemption value of redeemable noncontrolling interests		(54)					(54)	54
Dividends on common stock			(14,779)				(14,779)
Issuance of Class B common stock, net of restricted stock award forfeitures		(3,783)			3,755		(28)
Amortization of unearned stock compensation and stock option expense		1,639					1,639
Other comprehensive income, net of income taxes				8,290			8,290
Purchase of redeemable noncontrolling interest							—	(550)
As of March 31, 2019	$20,000	$376,639	$6,303,094	$212,119	$(3,918,254)	$5,938	$2,999,536	$3,866
Net income for the period			57,195				57,195
Net income attributable to noncontrolling interests			(104)			104	—
Net income attributable to redeemable noncontrolling interests			(10)				(10)	10
Dividends on common stock			(7,388)				(7,388)
Amortization of unearned stock compensation and stock option expense		1,616					1,616
Other comprehensive loss, net of income taxes				(12,095)			(12,095)
As of June 30, 2019	$20,000	$378,255	$6,352,787	$200,024	$(3,918,254)	$6,042	$3,038,854	$3,876

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. ORGANIZATION, BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS
Graham Holdings Company (the Company), is a diversified education and media company. The Company’s Kaplan subsidiary provides a wide variety of educational services, both domestically and outside the United States. The Company’s media operations comprise the ownership and operation of seven television broadcasting stations, several websites and print publications, and a marketing solutions provider. The Company’s other business operations include manufacturing, automotive dealerships, restaurants and entertainment venues, custom framing services and home health and hospice services.
Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States of America (GAAP) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (SEC). They include the assets, liabilities, results of operations and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or otherwise controlled by the Company. As permitted under such rules, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the three and six months ended June 30, 2020 and 2019 may not be indicative of the Company’s future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
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
The Company assessed certain accounting matters that generally require consideration of forecasted financial information, in context with the information reasonably available to the Company and the unknown future impacts of the novel coronavirus (COVID-19) pandemic as of June 30, 2020 and through the date of this filing. The accounting matters assessed included, but were not limited to, the Company’s carrying value of goodwill and other long-lived assets, allowance for doubtful accounts, inventory valuation and related reserves, fair value of financial assets, valuation allowances for tax assets and revenue recognition. Other than the goodwill, indefinite-lived asset and other long-lived asset impairment charges (see Notes 6, 8 and 16), there were no other impacts to the Company’s condensed consolidated financial statements as of and for the six months ended June 30, 2020 resulting from our assessments. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s condensed consolidated financial statements in future reporting periods.
Reclassifications – Certain amounts in previously issued condensed consolidated financial statements have been reclassified to conform with the presentation for the period ended June 30, 2020. This includes the reclassification of $22.6 million and $48.5 million from operating to selling, general and administrative in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019, respectively.
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

2. ACQUISITIONS AND DISPOSITIONS OF BUSINESSES
Acquisitions. During 2020, the Company acquired three businesses: two in education, and one in other businesses for $96.8 million in cash and contingent consideration. The assets and liabilities of the companies acquired were recorded at their estimated fair values at the date of acquisition.
In the first three months of 2020, Kaplan acquired two small businesses; one in its professional (U.S.) division and one in its international division.
In May 2020, the Company acquired an additional interest in Framebridge, Inc. for cash and contingent consideration that resulted in the Company obtaining control of the investee. Following the acquisition, the Company owns 93.4% of Framebridge. The Company previously accounted for Framebridge under the equity method, and included it in Investments in Affiliates on the Condensed Consolidated Balance Sheet (see Note 3). The contingent consideration is primarily based on Framebridge achieving revenue milestones within a specific time period. The fair value of the contingent consideration at the acquisition date was $50.6 million, determined using a monte carlo simulation. The fair value of the redeemable noncontrolling interest in Framebridge was $6.0 million as of the acquisition date, determined using a market approach. The minority shareholder has an option to put 20% of the minority shares annually starting in 2024. The acquisition is expected to provide benefits in the future by diversifying the Company’s business operations and is included in other businesses.
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
On July 31, 2019, the Company announced the closing of its acquisition of Clyde’s Restaurant Group (CRG). CRG owns and operates 12 restaurants and entertainment venues in the Washington, DC metropolitan area, including Old Ebbitt Grill and The Hamilton. In connection with the acquisition, the Company entered into several leases with an entity affiliated with some of CRG’s senior managers. The acquisition is expected to provide benefits in the future by diversifying the Company’s business operations and is included in other businesses.
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

Acquisition-related costs for acquisitions that closed during the first six months of 2020 were $1.1 million and were expensed as incurred. The aggregate purchase price of the 2020 and 2019 acquisitions was allocated as follows (2020 on a preliminary basis), based on acquisition date fair values to the following assets and liabilities:

	Purchase Price Allocation
	Six Months Ended	Year Ended
(in thousands)	June 30, 2020	December 31, 2019
Accounts receivable	$745	$6,762
Inventory	3,496	34,134
Property, plant and equipment	3,346	56,391
Lease right-of-use assets	6,556	98,505
Goodwill	76,920	84,669
Indefinite-lived intangible assets	—	46,900
Amortized intangible assets	14,589	21,291
Other assets	1,054	8,308
Deferred income taxes	13,476	(2,703)
Floor plan payables	—	(25,755)
Other liabilities	(15,451)	(42,555)
Current and noncurrent lease liabilities	(6,601)	(99,131)
Redeemable noncontrolling interest	(6,005)	(1,715)
Noncontrolling interest	—	(1,154)
Aggregate purchase price, net of cash acquired	$92,125	$183,947
The 2020 fair values recorded were based upon preliminary valuations and the estimates and assumptions used in such valuations are subject to change within the measurement period (up to one year from the acquisition date). The 2019 values above reflect a measurement period adjustment related to the lease right-of-use assets, current and noncurrent lease liabilities and the finalization of working capital. The recording of deferred tax assets or liabilities, working capital and the final amount of residual goodwill and other intangibles are not yet finalized. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill recorded due to these acquisitions is attributable to the assembled workforces of the acquired companies and expected synergies. The Company expects to deduct $3.2 million and $70.7 million of goodwill for income tax purposes for the acquisitions completed in 2020 and 2019, respectively.
The acquired companies were consolidated into the Company’s financial statements starting on their respective acquisition dates. The Company’s Condensed Consolidated Statements of Operations for the second quarter of 2020 include aggregate revenues and operating losses for the companies acquired in 2020 of $4.3 million and $2.1 million, respectively. The Company’s Condensed Consolidated Statements of Operations include aggregate revenues and operating losses of $5.0 million and $2.0 million, respectively, for the first six months of 2020. The following unaudited pro forma financial information presents the Company’s results as if the current year acquisitions had occurred at the beginning of 2019. The unaudited pro forma information also includes the 2019 acquisitions as if they occurred at the beginning of 2018:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2020	2019	2020	2019
Operating revenues	$654,001	$790,145	$1,392,331	$1,548,156
Net income (loss)	18,246	49,653	(21,648)	123,822
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
As of June 30, 2020, the Company held a controlling financial interest in GHC One and therefore includes the assets, liabilities, results of operations and cash flows in its consolidated financial statements. GHC One acquired CSI and another small business during 2019. The Company accounts for the minority ownership of the group of senior managers as a mandatorily redeemable noncontrolling interest.

In March 2019, a Hoover minority shareholder put some shares to the Company, which had a redemption value of $0.6 million. Following the redemption, the Company owns 98% of Hoover.
3. INVESTMENTS
Money Market Investments. As of June 30, 2020 and December 31, 2019, the Company had money market investments of $178.5 million and $45.2 million, respectively, that are classified as cash and cash equivalents in the Company’s Condensed Consolidated Balance Sheets.
Investments in Marketable Equity Securities. Investments in marketable equity securities consist of the following:

	As of
	June 30, 2020	December 31, 2019
(in thousands)
Total cost	$212,843	$282,349
Gross unrealized gains	218,965	302,731
Total Fair Value	$431,808	$585,080
There were no purchases of marketable equity securities during the first six months of 2020. The Company purchased $7.5 million of marketable equity securities during the first six months of 2019.
During the first six months of 2020, the gross cumulative realized gains from the sales of marketable equity securities were $23.0 million. The total proceeds from such sales were $93.8 million. During the first six months of 2019, the gross cumulative realized gains from the sales of marketable equity securities were $9.7 million. The total proceeds from such sales were $17.2 million.
The net gain (loss) on marketable equity securities comprised the following:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2020	2019	2020	2019
Gain (loss) on marketable equity securities, net	$39,890	$7,791	$(60,503)	$31,857
Less: Net losses (gains) in earnings from marketable equity securities sold and donated	4,608	2	13,382	(2,980)
Net unrealized gains (losses) in earnings from marketable equity securities still held at the end of the period	$44,498	$7,793	$(47,121)	$28,877
Investments in Affiliates. As of June 30, 2020, the Company held an approximate 12% interest in Intersection Holdings, LLC, and in several other affiliates; GHG held a 40% interest in Residential Home Health Illinois, a 42.5% interest in Residential Hospice Illinois, a 40% interest in the joint venture formed between GHG and a Michigan hospital, and a 40% interest in the joint venture formed between GHG and Allegheny Health Network (AHN). For the three and six months ended June 30, 2020, the Company recorded $2.2 million and $4.7 million, respectively, in revenue for services provided to the affiliates of GHG. For the three and six months ended June 30, 2019, the Company recorded $2.3 million and $4.6 million, respectively, in revenue for services provided to the affiliates of GHG.

In the first quarter of 2020, the Company recorded impairment charges of $3.6 million on two of its investments in affiliates as a result of the challenging economic environment for these businesses, of which $2.7 million related to the Company’s investment in Framebridge. The Company records its share of the earnings or losses of its affiliates from their most recent available financial statements. In some instances, the reporting period of the affiliates’ financial statements lags the Company’s financial reporting period, but such lag is never more than three months. It is possible that the Company’s results of operations for the six months ended June 30, 2020 does not capture the impact of the COVID-19 pandemic on the earnings or losses of the affiliates whose financial results are recorded on a lag basis.
The Company had $27.8 million and $25.6 million in its investment account that represents cumulative undistributed income in its investments in affiliates as of June 30, 2020 and December 31, 2019, respectively.
In the second quarter of 2019, the Company made an investment in Framebridge, a custom framing service company based in Washington, DC. The Company accounted for this investment under the equity method, and included it in Investments in Affiliates on the Condensed Consolidated Balance Sheet. In May 2020, the Company made an additional investment in Framebridge (see Note 2) that resulted in the Company obtaining control of the investee. The results of operations, cash flows, assets and liabilities of Framebridge are included in the condensed consolidated financial statements of the Company from the date of the acquisition. Timothy J. O’Shaughnessy, President and Chief Executive Officer of Graham Holdings Company, was a personal investor in Framebridge and served as Chairman of the Board prior to the acquisition of the additional interest. The Company acquired Mr. O’Shaughnessy’s interest under the same terms as the other Framebridge investors.
In February 2019, the Company sold its interest in Gimlet Media. In connection with this sale, the Company recorded a gain of $29.0 million in the first quarter of 2019. The total proceeds from the sale were $33.5 million.
Additionally, Kaplan International Holdings Limited (KIHL) held a 45% interest in a joint venture formed with York University. KIHL loaned the joint venture £22 million, which loan is repayable over 25 years at an interest rate of 7% and guaranteed by the University of York. The loan is repayable by December 2041.
Cost Method Investments. The Company held investments without readily determinable fair values in a number of equity securities that are accounted for as cost method investments, which are recorded at cost, less impairment, and adjusted for observable price changes for identical or similar investments of the same issuer. The carrying value of these investments was $38.5 million as of June 30, 2020 and December 31, 2019. During the first six months of 2020, the Company recorded impairment losses of $2.6 million to those equity securities. During the three and six months ended June 30, 2020, the Company recorded gains of $2.6 million to those equity securities based on observable transactions. During the first six months of 2019, the Company recorded gains of $1.4 million to those equity securities based on observable transactions.
4. ACCOUNTS RECEIVABLE
Accounts receivable consist of the following:

	As of
	June 30, 2020	December 31, 2019
(in thousands)
Receivables from contracts with customers, less estimated credit losses of $19,424 and $14,276	$430,642	$595,321
Other receivables	21,589	28,895
	$452,231	$624,216
Credit loss expense was $4.8 million for the three months ended June 30, 2020, and credit loss recovery was $0.1 million for the three months ended June 30, 2019. Credit loss expense was $7.2 million and $0.1 million for the six months ended June 30, 2020 and 2019, respectively.
5. INVENTORIES, CONTRACTS IN PROGRESS AND VEHICLE FLOOR PLAN PAYABLE
Inventories and contracts in progress consist of the following:

	As of
	June 30, 2020	December 31, 2019
(in thousands)
Raw materials	$40,287	$35,119
Work-in-process	9,815	10,775
Finished goods	65,799	70,602
Contracts in progress	5,589	4,338
	$121,490	$120,834

The Company finances new and used vehicle inventory through a standardized floor plan facility (the “floor plan facility”) with Truist Bank. The vehicle floor plan facility bears interest at variable rates that are based on LIBOR plus 1.15% per annum. The weighted average interest rate for the floor plan facility was 1.6% and 3.4% for the three months ended June 30, 2020 and 2019, respectively. The weighted average interest rate for the floor plan facility was 2.2% and 3.5% for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, the aggregate capacity under the floor plan facility was $50 million, of which $29.1 million had been utilized, and is included in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheet. Changes in the vehicle floor plan payable are reported as cash flows from financing activities in the Condensed Consolidated Statements of Cash Flows.
The floor plan facility is collateralized by vehicle inventory and other assets of the relevant dealership subsidiary, and contains a number of covenants, including, among others, covenants restricting the dealership subsidiary with respect to the creation of liens and changes in ownership, officers and key management personnel. The Company was in compliance with all of these restrictive covenants as of June 30, 2020.
The floor plan interest expense related to the vehicle floor plan arrangements is offset by amounts received from manufacturers in the form of floor plan assistance capitalized in inventory and recorded against operating expense in the Condensed Consolidated Statements of Operations when the associated inventory is sold. For the three months ended June 30, 2020 and 2019, the Company recognized a reduction in operating expense of $0.5 million and $0.8 million, respectively, related to manufacturer floor plan assistance. For the six months ended June 30, 2020 and 2019, the Company recognized a reduction in operating expense of $0.9 million and $1.2 million, respectively, related to manufacturer floor plan assistance.
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
Amortization of intangible assets for the three months ended June 30, 2020 and 2019, was $14.3 million and $12.9 million, respectively. Amortization of intangible assets for the six months ended June 30, 2020 and 2019, was $28.5 million and $25.9 million, respectively. Amortization of intangible assets is estimated to be approximately $28 million for the remainder of 2020, $52 million in 2021, $46 million in 2022, $37 million in 2023, $28 million in 2024 and $41 million thereafter. The changes in the carrying amount of goodwill, by segment, were as follows:

(in thousands)	Education	Television Broadcasting	Manufacturing	Healthcare	SocialCode	Other Businesses	Total
Balance as of December 31, 2019
Goodwill	$1,140,958	$190,815	$234,993	$98,421	$15,860	$53,684	$1,734,731
Accumulated impairment losses	(331,151)	—	(7,616)	—	—	(7,685)	(346,452)
	809,807	190,815	227,377	98,421	15,860	45,999	1,388,279
Measurement period adjustments	154	—	—	—	—	—	154
Acquisitions	13,022	—	—	—	—	63,898	76,920
Impairment	—	—	—	—	—	(6,878)	(6,878)
Foreign currency exchange rate changes	(18,096)	—	—	—	—	—	(18,096)
Balance as of June 30, 2020
Goodwill	1,136,038	190,815	234,993	98,421	15,860	117,582	1,793,709
Accumulated impairment losses	(331,151)	—	(7,616)	—	—	(14,563)	(353,330)
	$804,887	$190,815	$227,377	$98,421	$15,860	$103,019	$1,440,379

The changes in carrying amount of goodwill at the Company’s education division were as follows:

(in thousands)	Kaplan International	Higher Education	Test Preparation	Professional (U.S.)	Total
Balance as of December 31, 2019
Goodwill	$595,604	$174,564	$166,920	$203,870	$1,140,958
Accumulated impairment losses	—	(111,324)	(102,259)	(117,568)	(331,151)
	595,604	63,240	64,661	86,302	809,807
Measurement period adjustments	154	—	—	—	154
Acquisitions	9,788	—	—	3,234	13,022
Foreign currency exchange rate changes	(18,013)	—	—	(83)	(18,096)
Balance as of June 30, 2020
Goodwill	587,533	174,564	166,920	207,021	1,136,038
Accumulated impairment losses	—	(111,324)	(102,259)	(117,568)	(331,151)
	$587,533	$63,240	$64,661	$89,453	$804,887
Other intangible assets consist of the following:

		As of June 30, 2020			As of December 31, 2019
(in thousands)	Useful Life Range	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Student and customer relationships	2–10 years	$292,300	$161,020	$131,280	$291,626	$144,625	$147,001
Trade names and trademarks	2–10 years	108,854	47,929	60,925	87,190	42,770	44,420
Network affiliation agreements	10 years	17,400	6,019	11,381	17,400	5,148	12,252
Databases and technology	3–6 years	34,210	16,010	18,200	30,623	12,850	17,773
Noncompete agreements	2–5 years	1,150	843	307	1,313	929	384
Other	1–8 years	24,800	15,006	9,794	24,800	13,149	11,651
		$478,714	$246,827	$231,887	$452,952	$219,471	$233,481
Indefinite-Lived Intangible Assets
Trade names and trademarks		$82,905			$100,491
Franchise agreements		21,858			28,556
FCC licenses		11,000			11,000
Licensure and accreditation		150			150
		$115,913			$140,197
7. DEBT
The Company’s borrowings consist of the following:

	As of
	June 30, 2020	December 31, 2019
(in thousands)
5.75% unsecured notes due June 1, 2026 (1)	$395,751	$395,393
Revolving credit facility	73,946	—
U.K. credit facility (2)	—	78,650
Commercial note	26,500	27,500
Pinnacle Bank term loan	10,969	11,203
Pinnacle Bank line of credit	2,000	—
Other indebtedness	2,364	83
Total Debt	$511,530	$512,829
Less: current portion	(5,858)	(82,179)
Total Long-Term Debt	$505,672	$430,650
____________
(1)  The carrying value is net of $4.2 million and $4.6 million of unamortized debt issuance costs as of June 30, 2020 and December 31, 2019, respectively.
(2)  The carrying value is net of $0.1 million of unamortized debt issuance costs as of December 31, 2019.

On June 29, 2020, Kaplan borrowed £60 million under the Company’s revolving credit facility at an interest rate of 3 month GBP LIBOR plus 1.50%. Kaplan used the proceeds from the borrowing to repay the outstanding balance on the U.K credit facility upon its maturity on June 30, 2020. The interest rate swap related to this U.K. credit facility matured on July 1, 2020.

The Company’s GHG subsidiary had $2.0 million outstanding under its line of credit as of June 30, 2020 at an interest rate of monthly LIBOR plus 2.75%. The Company’s other indebtedness at June 30, 2020 is at interest rates of 0% to 16% and matures between 2023 and 2026. The Company’s other indebtedness at December 31, 2019 is at an interest rate of 2% and matures in 2026.
On December 2, 2019, a subsidiary of GHG entered into a Loan & Security Agreement with Pinnacle Bank for a Term Loan of $11.25 million and a two-year Line of Credit for $2.25 million. The Term Loan is payable over a five-year period in monthly installments, plus accrued and unpaid interest, due on the second day of each month, with the remaining balance due on December 2, 2024. The Term Loan bears interest at 4.35% per annum. The Term Loan can be redeemed at any time, in whole or in part, without any premium or penalty. Borrowings on the Line of Credit bear interest at a rate per annum of LIBOR plus an applicable interest rate of 2.75%, determined on a monthly basis. Under the credit agreement, the borrower is required to pay a commitment fee on a quarterly basis, at the rate per annum equal to 0.25% on the average daily unused portion of the credit facility. The borrower may use the proceeds of the facility for working capital and general corporate purposes. Any outstanding borrowings must be repaid on or prior to the final termination date. The agreement contains terms and conditions, including remedies in the event of a default. The Company is in compliance with all financial covenants as of June 30, 2020.
On January 31, 2019, the Company’s automotive subsidiary entered into a Commercial Note with Truist Bank in an aggregate principal amount of $30 million. The Commercial Note is payable over a 10 year period in monthly installments of $0.25 million, plus accrued and unpaid interest, due on the first of each month, with a final payment on January 31, 2029. The Commercial Note bears interest at LIBOR plus an applicable interest rate of 1.75% or 2% per annum, in each case determined on a quarterly basis based upon the automotive subsidiary’s Adjusted Leverage Ratio. The Commercial Note contains terms and conditions, including remedies in the event of a default by the automotive subsidiary. On the same date, the Company’s automotive subsidiary entered into an interest rate swap agreement with a total notional value of $30 million and a maturity date of January 31, 2029. The interest rate swap agreement will pay the automotive subsidiary variable interest on the $30 million notional amount at the one-month LIBOR, and the automotive subsidiary will pay counterparties a fixed rate of 2.7%, effectively resulting in a total fixed interest rate of 4.7% on the outstanding borrowings at the current applicable margin of 2.0%. The interest rate swap agreement was entered into to convert the variable rate borrowing under the Commercial Note into a fixed rate borrowing. Based on the terms of the interest rate swap agreement and the underlying borrowing, the interest rate swap was determined to be effective and thus qualifies as a cash flow hedge. In the second quarter of 2020, Truist Bank provided temporary relief to the automotive subsidiary in response to COVID-19 by deferring the principal and interest payments on the Commercial Note for three months until the final payment due on maturity of the note. The interest rate swap continues to be highly effective following this change in payment terms. As such, changes in the fair value of the interest rate swap are recorded in other comprehensive income on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows.
During the three months ended June 30, 2020 and 2019, the Company had average borrowings outstanding of approximately $510.5 million and $507.7 million, respectively, at average annual interest rates of approximately 5.1%. During the three months ended June 30, 2020 and 2019, the Company incurred net interest expense of $6.4 million and $6.8 million, respectively.
During the six months ended June 30, 2020 and 2019, the Company had average borrowings outstanding of approximately $511.2 million and $499.8 million, respectively, at an average annual interest rate of approximately 5.1%. During the six months ended June 30, 2020 and 2019, the Company incurred net interest expense of $13.0 million and $12.5 million, respectively.
At June 30, 2020, the fair value of the Company’s 5.75% unsecured notes, based on quoted market prices (Level 2 fair value assessment), totaled $416.8 million, compared with the carrying amount of $395.8 million. At December 31, 2019, the fair value of the Company’s 5.75% unsecured notes, based on quoted market prices (Level 2 fair value assessment), totaled $427.7 million, compared with the carrying amount of $395.4 million. The carrying value of the Company’s other unsecured debt at June 30, 2020 and December 31, 2019 approximates fair value.

8. FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	As of June 30, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market investments (1)	$—	$178,536	$—	$178,536
Marketable equity securities (2)	431,808	—	—	431,808
Other current investments (3)	11,709	1,225	—	12,934
Total Financial Assets	$443,517	$179,761	$—	$623,278
Liabilities
Deferred compensation plan liabilities (4)	$—	$26,907	$—	$26,907
Interest rate swap (5)	—	2,782	—	2,782
Mandatorily redeemable noncontrolling interest (6)	—	—	829	829
Total Financial Liabilities	$—	$29,689	$829	$30,518

	As of December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market investments (1)	$—	$45,150	$—	$45,150
Marketable equity securities (2)	585,080	—	—	585,080
Other current investments (3)	8,843	6,044	—	14,887
Interest rate swap (7)	—	131	—	131
Total Financial Assets	$593,923	$51,325	$—	$645,248
Liabilities
Deferred compensation plan liabilities (4)	$—	$34,674	$—	$34,674
Interest rate swap (5)	—	1,119	—	1,119
Foreign exchange swap (8)	—	273	—	273
Mandatorily redeemable noncontrolling interest (6)	—	—	829	829
Total Financial Liabilities	$—	$36,066	$829	$36,895
____________
(1) The Company’s money market investments are included in cash and cash equivalents and the value considers the liquidity of the counterparty.
(2) The Company’s investments in marketable equity securities are held in common shares of U.S. and Canadian corporations that are actively traded on U.S. and Canadian stock exchanges. Price quotes for these shares are readily available.
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
(7)  Included in Other current assets. The Company utilized a market approach model using the notional amount of the interest rate swap multiplied by the observable inputs of time to maturity and market interest rates.
(8) Included in Accounts payable and accrued liabilities, and valued based on a valuation model that calculates the differential between the contract price and the market-based forward rate.
In the second quarter of 2020, the Company recorded other long-lived asset impairment charges of $11.5 million (see Note 16). In the second quarter of 2019, the Company recorded an other long-lived asset impairment charge of $0.7 million. The remeasurement of the other long-lived assets is classified as a Level 3 fair value assessment due to the significance of unobservable inputs developed in the determination of the fair value. The Company used a discounted cash flow model to determine the estimated fair value of the other long-lived assets and made estimates and assumptions regarding future cash flows and discount rates.
During first quarter of 2020, the Company recorded goodwill and indefinite-lived intangible asset impairment charges of $16.4 million. The remeasurement of the goodwill and indefinite-lived intangible assets is classified as a Level 3 fair value assessment due to the significance of unobservable inputs developed in the determination of the fair value. The Company used a discounted cash flow model to determine the estimated fair value of the reporting unit and indefinite-lived intangible assets and made estimates and assumptions regarding future cash flows, royalty rates, discount rates, and long-term growth rates.
During the six months ended June 30, 2020, the Company recorded impairment losses of $2.6 million to equity securities that are accounted for as cost method investments. During the three and six months ended June 30, 2020, the Company recorded a gain of $2.6 million to an equity security that is accounted for as a cost method investment based on observable transactions for identical or similar investments of the same issuer. During the six months ended June 30, 2019, the Company recorded gains of $1.4 million to equity securities that are accounted for as cost method investments based on observable transactions for identical or similar investments of the same issuer.
In the first quarter of 2020, the Company recorded impairment charges of $3.6 million on two of its investments in affiliates.
9. INCOME TAXES
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted, which included several technical corrections to the 2017 Tax Cuts and Jobs Act and provisions allowing certain net operating losses generated by businesses in 2018, 2019 and 2020 to be carried back five prior tax years. Overall, the CARES Act had limited impact on the Company’s tax provision for the first six months of 2020.
On July 1, 2015 (the Distribution Date), the Company completed the spin-off of Cable ONE as an independent, publicly traded company. The transaction was structured as a tax-free spin-off of Cable ONE to the stockholders of the Company. Since July 1, 2015, Cable One has been an independent public company trading on the New York Stock Exchange under the symbol “CABO”. In connection with the CARES Act, Cable One now has the ability to carryback its 2019 taxable losses to the tax period from January 1, 2015 to June 30, 2015, the period in which Cable One was included in the Company’s 2015 tax return. As a result, the Company plans to amend its 2015 tax returns in order to accommodate Cable One's request to carryback its 2019 taxable losses. The Company expects that this action will have no impact on the results or the financial position of the Company. To reflect the expected refund due to Cable One, the Company has included an estimated $20.7 million current income tax receivable and a corresponding current liability to Cable One on its balance sheet as of June 30, 2020.
The Company’s effective tax rate for the six months ended June 30, 2020 was 18.9%. The effective tax rate for the first quarter of 2020 was 57.3% and the effective tax rate for the second quarter of 2020 was 69.0%. The effective tax rate for interim periods is generally based on the Company’s estimated effective tax rate for fiscal year 2020. The Company’s estimated effective tax rate for 2020 includes the adverse impacts of the COVID-19 pandemic, the CARES Act, and losses on marketable equity securities on the Company’s estimated pre-tax income for 2020, resulting in a higher overall estimated tax rate, as permanent differences and increased valuation allowances in certain jurisdictions have an impact on the overall estimated effective tax rate.
10. REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company generated 75% of its revenue from U.S. domestic sales for the three and six months ended June 30, 2020. The remaining 25% of revenue was generated from non-U.S. sales for the three and six months ended June 30, 2020. For the three and six months ended June 30, 2019, 76% of revenue was from U.S. domestic sales, and the remaining 24% of revenue was generated from non-U.S. sales.
For the three and six months ended June 30, 2020, the Company recognized 76% and 74% of its revenue over time as control of the services and goods transferred to the customer, and the remaining 24% and 26% at a point in time, when the customer obtained control of the promised goods. For the three and six months ended June 30, 2019, the Company recognized 76% of its revenue over time, and the remaining 24% at a point in time.
In the second quarter of 2020, GHG received $7.4 million under the CARES Act as a general distribution from the Provider Relief Fund to provide relief for lost revenues and expenses incurred in connection with COVID-19. The healthcare revenues for the three and six months ended June 30, 2020 includes $5.5 million for lost revenues related to COVID-19 (see Note 16).
Contract Assets. As of June 30, 2020, the Company recognized a contract asset of $6.4 million related to a contract at a Kaplan International business, which is included in Deferred Charges and Other Assets. The Company expects to recognize an additional $8.9 million related to this performance obligation over the next 2 years. As of December 31, 2019, the contract asset was $5.3 million.
Deferred Revenue. The Company records deferred revenue when cash payments are received or due in advance of the Company’s performance, including amounts which are refundable. The following table presents the change in the Company’s deferred revenue balance:

	As of
	June 30, 2020	December 31, 2019%
(in thousands)			Change
Deferred revenue	$284,825	$359,048	(21)
In April 2020, GHG received $31.5 million under the expanded Medicare Accelerated and Advanced Payment Program modified by the CARES Act as a result of COVID-19. The amount is included in deferred revenue on the Condensed Consolidated Balance Sheet as of June 30, 2020. The Department of Health and Human Services will recoup this advance beginning 120 days after the payment was issued, and the deferred revenue will be reduced by the amount of revenue recognized for claims submitted for services provided after the recoupment period begins.
The majority of the change in the deferred revenue balance is related to the cyclical nature of services at the Kaplan international division and currency translation adjustments, partially offset by an increase at GHG. During the six months ended June 30, 2020, the Company recognized $264.2 million related to the Company’s deferred revenue balance as of December 31, 2019.
Revenue allocated to remaining performance obligations represents deferred revenue amounts that will be recognized as revenue in future periods. As of June 30, 2020, Kaplan Test Preparation’s (KTP) deferred revenue balance related to certain medical and nursing qualifications with an original contract length greater than twelve months was $8.9 million. KTP expects to recognize 73% of this revenue over the next twelve months and the remainder thereafter.
Costs to Obtain a Contract. The following table presents changes in the Company’s costs to obtain a contract asset:

(in thousands)	Balance at Beginning of Period	Costs associated with new contracts	Less: Costs amortized during the period	Other	Balance at End of Period
2020	$31,020	$17,815	$(31,856)	$(1,386)	$15,593
The majority of other activity is related to currency translation adjustments during the six months ended June 30, 2020.

11. EARNINGS (LOSS) PER SHARE
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
The following reflects the Company’s net income (loss) and share data used in the basic and diluted earnings (loss) per share computations using the two-class method:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands, except per share amounts)	2020	2019	2020	2019
Numerator:
Numerator for basic earnings (loss) per share:
Net income (loss) attributable to Graham Holdings Company common stockholders	$18,854	$57,081	$(14,391)	$138,829
Less: Dividends paid-common stock outstanding and unvested restricted shares	(7,581)	(7,388)	(22,870)	(22,167)
Undistributed earnings (loss)	11,273	49,693	(37,261)	116,662
Percent allocated to common stockholders (1)	99.44%	99.43%	100.00%	99.43%
	11,210	49,410	(37,261)	115,997
Add: Dividends paid-common stock outstanding	7,539	7,346	22,745	22,041
Numerator for basic earnings (loss) per share	$18,749	$56,756	$(14,516)	$138,038
Add: Additional undistributed earnings due to dilutive stock options	—	2	—	5
Numerator for diluted earnings (loss) per share	$18,749	$56,758	$(14,516)	$138,043
Denominator:
Denominator for basic earnings (loss) per share:
Weighted average shares outstanding	5,196	5,285	5,235	5,285
Add: Effect of dilutive stock options	5	44	—	43
Denominator for diluted earnings (loss) per share	5,201	5,329	5,235	5,328
Graham Holdings Company Common Stockholders:
Basic earnings (loss) per share	$3.61	$10.74	$(2.77)	$26.12
Diluted earnings (loss) per share	$3.60	$10.65	$(2.77)	$25.91
____________
(1) Percent of undistributed losses allocated to common stockholders is 100% in the first six months of 2020 as participating securities are not contractually obligated to share in losses.
Diluted earnings (loss) per share excludes the following weighted average potential common shares, as the effect would be antidilutive, as computed under the treasury stock method:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2020	2019	2020	2019
Weighted average restricted stock	10	12	10	11
Weighted average stock options	—	—	17	—
The diluted earnings (loss) per share amounts for the three and six months ended June 30, 2020 and June 30, 2019 exclude the effects of 104,000 stock options outstanding, as their inclusion would have been antidilutive due to a market condition.
In the three and six months ended June 30, 2020, the Company declared regular dividends totaling $1.45 and $4.35 per common share, respectively. In the three and six months ended June 30, 2019, the Company declared regular dividends totaling $1.39 and $4.17 per common share, respectively.

12. PENSION AND POSTRETIREMENT PLANS
Defined Benefit Plans. The total benefit arising from the Company’s defined benefit pension plans consists of the following components:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2020	2019	2020	2019
Service cost	$5,804	$4,963	$11,587	$10,184
Interest cost	8,140	11,743	16,309	23,335
Expected return on assets	(28,290)	(30,285)	(56,734)	(61,123)
Amortization of prior service cost	707	825	1,415	1,234
Recognized actuarial gain	—	37	—	—
Net Periodic Benefit	(13,639)	(12,717)	(27,423)	(26,370)
Special separation benefit expense	6,014	6,607	6,014	6,607
Total Benefit	$(7,625)	$(6,110)	$(21,409)	$(19,763)
In the second quarter of 2020, the Company recorded $6.0 million in expenses related to a Separation Incentive Program for certain Kaplan and SocialCode employees, which is being funded from the assets of the Company’s pension plan.
In the second quarter of 2019, the Company recorded $6.6 million in expenses related to a Separation Incentive Program for certain Kaplan employees, which was funded from the assets of the Company’s pension plan.
The total cost arising from the Company’s Supplemental Executive Retirement Plan (SERP) consists of the following components:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2020	2019	2020	2019
Service cost	$239	$215	$477	$429
Interest cost	920	1,079	1,839	2,157
Amortization of prior service cost	82	84	165	169
Recognized actuarial loss	1,317	578	2,634	1,157
Net Periodic Cost	$2,558	$1,956	$5,115	$3,912
Defined Benefit Plan Assets. The Company’s defined benefit pension obligations are funded by a portfolio made up of a private investment fund, a U.S. stock index fund, and a relatively small number of stocks and high-quality fixed-income securities that are held by a third-party trustee. The assets of the Company’s pension plan were allocated as follows:

	As of
	June 30, 2020	December 31, 2019

U.S. equities	58%	62%
Private investment fund	16%	7%
U.S. fixed income	9%	10%
U.S. stock index fund	9%	14%
International equities	8%	7%
	100%	100%
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
The Company evaluated its defined benefit pension plan asset portfolio for the existence of significant concentrations (defined as greater than 10% of plan assets) of credit risk as of June 30, 2020. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country and individual fund. At June 30, 2020, the pension plan held investments in one common stock and one private investment fund that exceeded 10% of total plan assets, valued at $624.5 million, or approximately 28% of total plan assets. At December 31, 2019, the pension plan held investments in one common stock and one U.S. stock index fund that exceeded 10% of total plan assets, valued at $704.8 million, or approximately 30% of total plan assets.
Other Postretirement Plans. The total cost arising from the Company’s other postretirement plans consists of the following components:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2020	2019	2020	2019
Interest cost	$22	$72	$84	$144
Amortization of prior service credit	(121)	(1,840)	(241)	(3,681)
Recognized actuarial gain	(927)	(1,090)	(2,024)	(2,180)
Net Periodic Benefit	$(1,026)	$(2,858)	$(2,181)	$(5,717)
13. OTHER NON-OPERATING INCOME
A summary of non-operating income is as follows:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2020	2019	2020	2019
Gain on acquiring a controlling interest in an equity affiliate	$3,708	$—	$3,708	$—
Foreign currency (loss) gain, net	(1,070)	109	3,220	623
Impairment of cost method investments	—	—	(2,577)	—
Gain on cost method investments	2,571	—	2,571	1,411
Gain on sale of a business	1,653	232	1,760	421
Gain on sale of equity affiliates	1,473	—	1,370	28,994
Gain on sale of a cost method investment	—	—	518	—
Other (loss) gain, net	(235)	887	218	(870)
Total Other Non-Operating Income	$8,100	$1,228	$10,788	$30,579
In the second quarter of 2020, the Company made an additional investment in Framebridge (see Notes 2 and 3) that resulted in the Company obtaining control of the investee. The Company remeasured its previously held equity interest in Framebridge at the acquisition-date fair value and recorded a gain of $3.7 million. The fair value was determined using a market approach by using the share value indicated in the transaction.
The Company recorded contingent consideration gains of $1.7 million and $1.8 million, respectively, for the three and six months ended June 30, 2020, related to the disposition of Kaplan University in 2018.
In the second quarter of 2020, the Company recorded a $2.6 million gain resulting from observable price changes in the fair value of an equity security accounted for under the cost method.
In the first quarter of 2020, the Company recorded impairment losses of $2.6 million to equity securities that are accounted for as cost method investments.
In the first quarter of 2019, the Company recorded a $1.4 million gain resulting from observable price changes in the fair value of equity securities accounted for under the cost method.
In the first quarter of 2019, the Company recorded a $29.0 million gain on the sale of the Company’s interest in Gimlet Media.

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The other comprehensive income (loss) consists of the following components:

	Three Months Ended June 30
	2020			2019
	Before-Tax	Income	After-Tax	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$16,405	$—	$16,405	$(11,104)	$—	$(11,104)
Pension and other postretirement plans:
Amortization of net prior service cost (credit) included in net income	668	(181)	487	(931)	251	(680)
Amortization of net actuarial loss (gain) included in net income	390	(104)	286	(475)	129	(346)
	1,058	(285)	773	(1,406)	380	(1,026)
Cash flow hedges:
(Loss) gain for the period	(143)	33	(110)	40	(5)	35
Other Comprehensive Income (Loss)	$17,320	$(252)	$17,068	$(12,470)	$375	$(12,095)

	Six Months Ended June 30
	2020			2019
	Before-Tax	Income	After-Tax	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(20,971)	$—	$(20,971)	$(1,071)	$—	$(1,071)
Pension and other postretirement plans:
Amortization of net prior service cost (credit) included in net (loss) income	1,339	(362)	977	(2,278)	615	(1,663)
Amortization of net actuarial loss (gain) included in net (loss) income	610	(164)	446	(1,023)	276	(747)
	1,949	(526)	1,423	(3,301)	891	(2,410)
Cash flow hedges:
Loss for the period	(1,721)	394	(1,327)	(427)	103	(324)
Other Comprehensive Loss	$(20,743)	$(132)	$(20,875)	$(4,799)	$994	$(3,805)
The accumulated balances related to each component of other comprehensive income (loss) are as follows:

(in thousands, net of taxes)	Cumulative Foreign Currency Translation Adjustment	Unrealized Gain on Pensions and Other Postretirement Plans	Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance as of December 31, 2019	$(21,888)	$325,921	$(738)	$303,295
Other comprehensive loss before reclassifications	(20,971)	—	(1,487)	(22,458)
Net amount reclassified from accumulated other comprehensive income (loss)	—	1,423	160	1,583
Other comprehensive (loss) income, net of tax	(20,971)	1,423	(1,327)	(20,875)
Balance as of June 30, 2020	$(42,859)	$327,344	$(2,065)	$282,420

The amounts and line items of reclassifications out of Accumulated Other Comprehensive Income (Loss) are as follows:

	Three Months Ended June 30		Six Months Ended June 30		Affected Line Item in the Condensed Consolidated Statements of Operations

(in thousands)	2020	2019	2020	2019
Pension and Other Postretirement Plans:
Amortization of net prior service cost (credit)	$668	$(931)	$1,339	$(2,278)	(1)
Amortization of net actuarial loss (gain)	390	(475)	610	(1,023)	(1)
	1,058	(1,406)	1,949	(3,301)	Before tax
	(285)	380	(526)	891	Provision for (Benefit from) Income Taxes
	773	(1,026)	1,423	(2,410)	Net of Tax
Cash Flow Hedges
	118	(58)	147	(127)	Interest expense
	6	14	13	29	Provision for (Benefit from) Income Taxes
	124	(44)	160	(98)	Net of Tax
Total reclassification for the period	$897	$(1,070)	$1,583	$(2,508)	Net of Tax
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
On January 10, 2020, Kaplan Bournemouth Limited received an improvement notice from Bournemouth, Christchurch and Poole Council, a local government authority, under section 11 of the U.K. Housing Act 2004 in relation to its leased student residence in Bournemouth, U.K. This notice follows the Council’s assessment that a category 1 fire hazard exists at the property and requires certain remedial work to be undertaken at the property within a specified timetable. This work comprises a number of items, including the removal of aluminum composite material (ACM) cladding and high pressure laminate (HPL) cladding from the facade of the building. Kaplan Bournemouth Limited appealed the notice on January 31, 2020, to contest certain remedial requirements, although it will not contest the requirement for the removal of the ACM and HPL cladding. Following the appeal, a mediation hearing was initially scheduled for April 2020 but was postponed due to the COVID-19 pandemic. The tribunal appeal proceedings are stayed until August 31, 2020. During this time, Kaplan have entered into discussions with the Council with a view to reaching an agreement on the remedial works required. If these discussions are unsuccessful, Kaplan will continue its appeal to the tribunal. If Kaplan is not successful in its appeal, additional substantial work may be required in connection with the building.
16. BUSINESS SEGMENTS
The Company has eight reportable segments: Kaplan International, Kaplan Higher Education, Kaplan Test Preparation, Kaplan Professional (U.S.), Television Broadcasting, Manufacturing, Healthcare, and SocialCode.
Kaplan developed and implemented a number of initiatives across its businesses to help mitigate the negative revenue impact arising from COVID-19, and to re-align its program offerings to better pursue opportunities from the disruption. These initiatives include employee salary and work-hour reductions; temporary furlough and other employee reductions; reduced discretionary spending; facility restructuring to reduce its classroom and office facilities; reduced capital expenditures; and accelerated development and promotion of various online programs and solutions.

In June 2020, Kaplan announced a plan to combine its three primary divisions based in the United States (Kaplan Test Prep, Kaplan Professional, and Kaplan Higher Education) into one business known as Kaplan North America. The plan for this combination is under development and is designed to create and reinforce Kaplan’s competitiveness in each market, and new markets into which Kaplan extends.
In the first half of 2020, Kaplan recorded restructuring costs related to severance, the exit of classroom and office facilities, and an approved Separation Incentive Program that reduced the number of employees at Kaplan International, Kaplan Higher Education, Kaplan Professional (U.S.) and Kaplan Corporate. Kaplan is in the process of developing additional cost reduction plans to be implemented in the second half of 2020.
In the second quarter of 2020, SocialCode recorded restructuring costs in connection with a restructuring plan that included the exit of an office facility, an approved Separation Incentive Program to reduce the number of employees, and other cost reduction initiatives to mitigate the adverse impact of COVID-19 on advertising demand. In July 2020, SocialCode announced it will be splitting into two separate companies.
Across all businesses, restructuring related costs of $29.2 million and $31.3 million, respectively, were recorded for the three and six months ended June 30, 2020. Kaplan Higher Education recorded $2.0 million in facility related restructuring costs in the first quarter of 2020. Restructuring related costs across all businesses in 2020 were recorded as follows:

(in thousands)	Kaplan International	Higher Education	Test Preparation	Professional (U.S)	Kaplan Corporate	Total Education	SocialCode	Total
Severance	$1,224	$—	$—	$—	$—	$1,224	$—	$1,224
Facility related costs:
Operating lease cost	2,418	3,442	2,740	556	—	9,156	—	9,156
Accelerated depreciation of property, plant and equipment	1,472	95	1,792	9	—	3,368	—	3,368
Total Restructuring Costs Included in Segment Income (Loss) from Operations	$5,114	$3,537	$4,532	$565	$—	$13,748	$—	$13,748
Impairment of other long-lived assets:
Lease right-of-use assets	3,790	2,062	243	1,955	—	8,050	1,405	9,455
Property, plant and equipment	1,199	174	—	597	—	1,970	86	2,056
Non-operating pension and postretirement benefit income, net	1,100	1,431	—	2,295	189	5,015	999	6,014
Total Restructuring Related Costs	$11,203	$7,204	$4,775	$5,412	$189	$28,783	$2,490	$31,273
In June 2020, CRG made the decision to close its restaurant and entertainment venue in Columbia, MD effective July 19, 2020 and recorded accelerated depreciation of property, plant and equipment totaling $2.8 million.

The following tables summarize the financial information related to each of the Company’s business segments:

	Three Months Ended		Six months ended
	June 30		June 30
(in thousands)	2020	2019	2020	2019
Operating Revenues
Education	$333,175	$367,763	$689,553	$740,217
Television broadcasting	100,762	116,628	216,210	224,851
Manufacturing	83,239	114,873	196,697	230,030
Healthcare	49,181	40,641	95,175	78,369
SocialCode	10,483	16,382	22,506	29,829
Other businesses	76,380	81,359	165,648	126,589
Corporate office	—	—	—	—
Intersegment elimination	(349)	(44)	(661)	(84)
	$652,871	$737,602	$1,385,128	$1,429,801
Income (Loss) from Operations
Education	$12,254	$26,305	$16,946	$51,900
Television broadcasting	23,627	44,494	59,403	80,034
Manufacturing	(1,482)	4,692	5,019	7,966
Healthcare	8,818	2,598	11,987	4,927
SocialCode	(3,004)	(975)	(6,793)	(4,993)
Other businesses	(21,316)	(5,913)	(51,008)	(14,406)
Corporate office	(13,020)	(13,238)	(21,592)	(27,462)
	$5,877	$57,963	$13,962	$97,966
Equity in Earnings (Losses) of Affiliates, Net	1,182	1,467	(365)	3,146
Interest Expense, Net	(6,423)	(6,807)	(12,950)	(12,532)
Non-Operating Pension and Postretirement Benefit Income, Net	12,136	12,253	30,539	32,181
Gain (Loss) on Marketable Equity Securities, Net	39,890	7,791	(60,503)	31,857
Other Income, Net	8,100	1,228	10,788	30,579
Income (Loss) Before Income Taxes	$60,762	$73,895	$(18,529)	$183,197
Depreciation of Property, Plant and Equipment
Education	$10,324	$6,137	$17,653	$12,338
Television broadcasting	3,446	3,293	6,789	6,532
Manufacturing	2,526	2,384	5,053	4,817
Healthcare	493	607	1,033	1,217
SocialCode	121	384	242	536
Other businesses	5,827	837	8,496	1,485
Corporate office	176	242	351	482
	$22,913	$13,884	$39,617	$27,407
Amortization of Intangible Assets and Impairment of Goodwill and Other Long-lived Assets
Education	$14,291	$4,070	$18,492	$7,637
Television broadcasting	1,361	1,408	2,721	2,816
Manufacturing	6,988	6,528	14,125	13,058
Healthcare	1,307	1,410	2,617	2,808
SocialCode	1,647	157	1,804	314
Other businesses	244	—	16,645	—
Corporate office	—	—	—	—
	$25,838	$13,573	$56,404	$26,633
Pension Service Cost
Education	$2,592	$2,522	$5,177	$5,186
Television broadcasting	836	780	1,632	1,511
Manufacturing	395	15	789	40
Healthcare	112	63	271	246
SocialCode	162	191	399	439
Other businesses	241	161	467	362
Corporate office	1,466	1,231	2,852	2,400
	$5,804	$4,963	$11,587	$10,184

Asset information for the Company’s business segments is as follows:

	As of
(in thousands)	June 30, 2020	December 31, 2019
Identifiable Assets
Education	$1,827,258	$2,032,425
Television broadcasting	450,134	463,689
Manufacturing	557,767	564,251
Healthcare	159,045	160,033
SocialCode	122,421	221,746
Other businesses	391,031	345,649
Corporate office	261,002	103,764
	$3,768,658	$3,891,557
Investments in Marketable Equity Securities	431,808	585,080
Investments in Affiliates	156,677	162,249
Prepaid Pension Cost	1,315,174	1,292,350
Total Assets	$5,672,317	$5,931,236
The Company’s education division comprises the following operating segments:

	Three Months Ended		Six months ended
	June 30		June 30
(in thousands)	2020	2019	2020	2019
Operating Revenues
Kaplan international	$164,713	$188,580	$364,328	$374,336
Higher education	86,453	76,288	159,990	159,068
Test preparation	51,111	65,673	93,950	126,823
Professional (U.S.)	28,674	35,147	67,123	76,361
Kaplan corporate and other	3,039	2,369	6,244	4,671
Intersegment elimination	(815)	(294)	(2,082)	(1,042)
	$333,175	$367,763	$689,553	$740,217
Income (Loss) from Operations
Kaplan international	$16,035	$25,537	$35,015	$49,822
Higher education	17,050	2,721	15,030	4,636
Test preparation	(1,048)	4,289	(13,724)	3,835
Professional (U.S.)	1,378	4,745	7,504	16,004
Kaplan corporate and other	(21,161)	(10,990)	(26,884)	(22,394)
Intersegment elimination	—	3	5	(3)
	$12,254	$26,305	$16,946	$51,900
Depreciation of Property, Plant and Equipment
Kaplan international	$5,619	$3,716	$10,197	$7,598
Higher education	832	629	1,555	1,226
Test preparation	2,607	779	3,433	1,584
Professional (U.S.)	1,165	959	2,278	1,824
Kaplan corporate and other	101	54	190	106
	$10,324	$6,137	$17,653	$12,338
Amortization of Intangible Assets	$4,271	$3,377	$8,472	$6,944
Impairment of Long-lived Assets	$10,020	$693	$10,020	$693
Pension Service Cost
Kaplan international	$120	$110	$232	$227
Higher education	1,070	1,102	2,140	2,265
Test preparation	823	821	1,646	1,687
Professional (U.S.)	261	329	523	677
Kaplan corporate and other	318	160	636	330
	$2,592	$2,522	$5,177	$5,186

Asset information for the Company’s education division is as follows:

	As of
(in thousands)	June 30, 2020	December 31, 2019
Identifiable assets
Kaplan international	$1,266,671	$1,455,122
Higher education	210,789	196,761
Test preparation	138,359	151,655
Professional (U.S.)	146,295	160,799
Kaplan corporate and other	65,144	68,088
	$1,827,258	$2,032,425

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.
This analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto.
Results of Operations
The Company reported net income attributable to common shares of $18.9 million ($3.60 per share) for the second quarter of 2020, compared to $57.1 million ($10.65 per share) for the second quarter of 2019.
The novel coronavirus (COVID-19) pandemic and measures taken to prevent its spread, such as travel restrictions, shelter in place orders and mandatory closures, significantly impacted the Company’s results for the first six months of 2020, largely from reduced demand for the Company’s products and services. This significant adverse impact is expected to continue in the second half of 2020. The Company’s management is taking a variety of measures to reduce costs and capital expenditures. The Company cannot predict the severity or duration of the pandemic, the extent to which demand for the Company’s products and services will be adversely affected or the degree to which financial and operating results will be negatively impacted.
Items included in the Company’s income before income taxes for the second quarter of 2020:
•$9.3 million in long-lived asset impairment charges;
•$10.2 million in restructuring charges at the education division;
•$2.8 million in accelerated depreciation at other businesses;
•a $1.1 million reduction to operating expenses from property, plant and equipment gains in connection with the spectrum repacking mandate of the FCC;
•$4.6 million in expenses related to non-operating Separation Incentive Programs at the education division and SocialCode;
•$39.9 million in net gains on marketable equity securities;
•non-operating gains of $7.8 million from write-ups and sales of cost and equity method investments; and
•$1.1 million in non-operating foreign currency losses.
Items included in the Company’s income before income taxes for the second quarter of 2019:
•a $7.8 million reduction to operating expenses from property, plant and equipment gains in connection with the spectrum repacking mandate of the FCC;
•$6.6 million in expenses related to a non-operating Separation Incentive Program at the education division;
•$7.8 million in net gains on marketable equity securities; and
•$0.1 million in non-operating foreign currency gains.
Revenue for the second quarter of 2020 was $652.9 million, down 11% from $737.6 million in the second quarter of 2019, largely due to the impact of COVID-19. Revenues declined at education, television broadcasting, manufacturing, SocialCode and other businesses, partially offset by an increase at healthcare. The Company reported operating income of $5.9 million for the second quarter of 2020, compared to $58.0 million for the second quarter of 2019. The operating income decline is driven by lower earnings in education, television broadcasting, manufacturing, SocialCode and other businesses, partially offset by an improvement at healthcare.

For the first six months of 2020, the Company reported a net loss attributable to common shares of $14.4 million ($2.77 per share) compared to net income attributable to common shares of $138.8 million ($25.91 per share) for the first six months of 2019.
Items included in the Company’s loss before income taxes for the six months of 2020:
•$25.7 million in goodwill and other long-lived asset impairment charges;
•$10.2 million in restructuring charges at the education division;
•$2.8 million in accelerated depreciation at other businesses;
•a $1.4 million reduction to operating expenses from property, plant and equipment gains in connection with the spectrum repacking mandate of the FCC;
•$4.6 million in expenses related to non-operating Separation Incentive Programs at the education division and SocialCode;
•$60.5 million in net losses on marketable equity securities;
•non-operating gain, net, of $1.6 million from write-ups, sales and impairments of cost and equity method investments; and
•$3.2 million in non-operating foreign currency gains.
Items included in the Company’s income before income taxes for the six months of 2019:
•a $9.6 million reduction to operating expenses from property, plant and equipment gains in connection with the spectrum repacking mandate of the FCC;
•$6.6 million in expenses related to a non-operating Separation Incentive Program at the education division;
•$31.9 million in net gains on marketable equity securities;
•$29.0 million gain from the sale of Gimlet Media;
•non-operating gain of $1.4 million from the write-up of cost method investments; and
•$0.6 million in non-operating foreign currency gains.
Revenue for the first six months of 2020 was $1,385.1 million, down 3% from $1,429.8 million in the first six months of 2019, largely due to the impact of COVID-19. Revenues declined at education, television broadcasting, manufacturing and SocialCode, partially offset by increases at healthcare and other businesses. The Company reported operating income of $14.0 million for the first six months of 2020, compared to $98.0 million for the first six months of 2019. Operating results declined in education, television broadcasting, manufacturing, SocialCode and other businesses, partially offset by an improvement at healthcare.
Division Results
Education
The COVID-19 pandemic adversely impacted Kaplan’s operating results in the second quarter and first six months of 2020. The impact began in February and continued through the first half of 2020.
Kaplan serves a significant number of students who travel to other countries to study a second language, prepare for licensure, or pursue a higher education degree. Government-imposed travel restrictions and school closures arising from COVID-19 had a negative impact on the ability of international students to travel and attend Kaplan’s programs, particularly Kaplan International’s Language programs. In addition, most licensing bodies and administrators of standardized exams postponed or canceled scheduled examinations due to COVID-19, resulting in a significant number of students deciding to defer their studies. In these instances, Kaplan extended the life of its courses to be responsive to the changes in study needs of its students. These program modifications resulted in longer revenue recognition periods, adversely affecting the timing of revenue recognition at Kaplan’s Test Preparation and Professional education divisions. Overall, this is expected to continue to adversely impact Kaplan's revenues and operating results for the remainder of 2020, particularly at Kaplan International Languages.
Most of Kaplan Higher Education’s (KHE) services are delivered online by staff who have historically worked both virtually and in office locations. In response to COVID-19 necessitated “stay-at-home” protocols, KHE transitioned its entire staff to virtual work arrangements. KHE did not experience any disruption in its service delivery and Purdue Global has experienced an increase in program demand in the first half of 2020.
To help mitigate the negative revenue impact arising from the COVID-19 disruption, and to re-align its program offerings to better pursue opportunities arising from the disruption, Kaplan management developed and implemented a number of initiatives across its businesses, including: employee salary and work-hour reductions; temporary furlough and other employee reductions; reduced discretionary spending; facility restructuring; reduced capital expenditures; and accelerated development and promotion of various online programs and solutions. The facility restructuring plan undertaken by Kaplan was developed to align classroom and office space at International Languages and Higher Education with future business requirements, and was premised on the decision at Kaplan Test Prep and Kaplan Professional (U.S.) to substantially reduce location-based in person course offerings in step with shifting consumer preferences for online programs. In the second quarter and first six months of 2020, Kaplan recorded $10.5 million and $12.5 million in lease restructuring costs, respectively; and $1.2 million in second quarter 2020 severance restructuring costs. The lease restructuring costs included $3.4 million in accelerated depreciation expense in the second quarter and first six months of 2020. Kaplan also recorded a $10.0 million lease impairment charge in connection with these restructuring plans in the second quarter of 2020; this impairment charge included $2.0 million in property, plant and equipment write-downs. Also in the second quarter of 2020, the Company approved a Separation Incentive Program (SIP) that reduced the number of employees at Kaplan International, Higher Education, Kaplan Professional (U.S.) and Kaplan corporate, resulting in $5.0 million in non-operating pension expense in the second quarter of 2020. Additional restructuring and cost reduction plans are under development at Kaplan to be implemented in the second half of 2020.
In June 2020, Kaplan announced a plan to combine its three primary divisions based in the United States (Kaplan Test Prep, Kaplan Professional, and Kaplan Higher Education) into one business known as Kaplan North America (KNA). The plan for this combination is under development and is designed to create and reinforce Kaplan’s competitiveness in each market and new markets into which Kaplan extends.
Education division revenue totaled $333.2 million for the second quarter of 2020, down 9% from $367.8 million for the same period of 2019. Kaplan reported operating income of $12.3 million for the second quarter of 2020, a 53% decline from $26.3 million for the second quarter of 2019.
For the first six months of 2020, education division revenue totaled $689.6 million, down 7% from revenue of $740.2 million for the same period of 2019. Kaplan reported operating income of $16.9 million for the first six months of 2020, a 67% decline from $51.9 million for the first six months of 2019.
A summary of Kaplan’s operating results is as follows:

	Three Months Ended			Six Months Ended
	June 30			June 30
(in thousands)	2020	2019	% Change	2020	2019	% Change
Revenue
Kaplan international	$164,713	$188,580	(13)	$364,328	$374,336	(3)
Higher education	86,453	76,288	13	159,990	159,068	1
Test preparation	51,111	65,673	(22)	93,950	126,823	(26)
Professional (U.S.)	28,674	35,147	(18)	67,123	76,361	(12)
Kaplan corporate and other	3,039	2,369	28	6,244	4,671	34
Intersegment elimination	(815)	(294)	—	(2,082)	(1,042)	—
	$333,175	$367,763	(9)	$689,553	$740,217	(7)
Operating Income (Loss)
Kaplan international	$16,035	$25,537	(37)	$35,015	$49,822	(30)
Higher education	17,050	2,721	—	15,030	4,636	—
Test preparation	(1,048)	4,289	—	(13,724)	3,835	—
Professional (U.S.)	1,378	4,745	(71)	7,504	16,004	(53)
Kaplan corporate and other	(6,870)	(6,920)	1	(8,392)	(14,757)	43
Amortization of intangible assets	(4,271)	(3,377)	(26)	(8,472)	(6,944)	(22)
Impairment of long-lived assets	(10,020)	(693)	—	(10,020)	(693)	—
Intersegment elimination	—	3	—	5	(3)	—
	$12,254	$26,305	(53)	$16,946	$51,900	(67)
Kaplan International includes English-language programs, and postsecondary education and professional training businesses largely outside the United States. In July 2019, Kaplan acquired Heverald, the owner of ESL Education, Europe’s largest language-travel agency and Alpadia, a chain of German and French language schools and junior summer camps. Kaplan International revenue decreased 13% and 3% for the second quarter and first six months of 2020, respectively. Excluding acquisitions, Kaplan International revenue decreased 13% and 4% in the second quarter and first six months of 2020, respectively. On a constant currency basis, revenue decreased 9% and remained flat for the second quarter and first six months of 2020, respectively. The revenue decreases were due to declines at Languages, Singapore, and UK Professional, partially offset by growth at UK Pathways and Australia and the Heverald acquisition. Kaplan International reported operating income of $16.0 million in the second quarter of 2020, compared to $25.5 million in the second quarter of 2019. Operating income decreased to $35.0 million in the first six months of 2020, compared to $49.8 million in the first six months of 2019. The decline in operating results in the second quarter and first six months of 2020 is due to declines at Languages, UK Professional and Singapore, partially offset by improved results in UK Pathways and Australia. Kaplan International Languages 2020 results were negatively impacted by COVID-19 travel restrictions and UK Professional results were negatively impacted by postponements of standardized exam dates. In addition, Kaplan International recorded $3.9 million of lease restructuring costs and $1.2 million of severance restructuring costs at Languages in the second quarter of 2020; the lease restructuring costs included $1.5 million in accelerated depreciation expense. Due to travel restrictions imposed as a result of COVID-19, management expects significant challenges in Languages’ operating environment for at least the remainder of 2020. In June 2020, UK Visas and Immigration announced that a mixed mode of online and face to face teaching would be permitted to continue for the duration of the entire academic year from July 1, 2020 to June 30, 2021; this will provide flexibility and confidence for students enrolling in UK Pathways programs.
The Higher Education division primarily includes the results of Kaplan as a service provider to higher education institutions. In the second quarter and first six months of 2020, Higher Education revenue was up 13% and 1%, respectively, due primarily to an increase in the Purdue University Global fee, offset by a reduction in expenses incurred by Kaplan Higher Education as service provider to Purdue Global. In the first quarter of 2020, the Company did not record an additional fee with Purdue Global based on an assessment of its collectability under the TOSA. In the second quarter of 2020, the Company recorded a portion of the fee with Purdue Global based on an assessment of its collectability under the TOSA. Purdue Global experienced increased enrollments and higher retention rates in the first half of 2020, which resulted in improved Higher Education results for the second quarter and first six months of 2020. The Company will continue to assess the collectability of the fee with Purdue Global on a quarterly basis to make a determination as to whether to record all or part of the fee in the future. For the second quarter and first six months of 2020, Kaplan Higher Education recorded $1.5 million and $3.5 million, respectively, in lease restructuring costs, of which $0.1 million was accelerated depreciation expense.
As of June 30, 2020, Kaplan had a total outstanding accounts receivable balance of $89.6 million from Purdue Global related to amounts due for reimbursements for services, fees earned and a deferred fee. In addition, Kaplan has an $19.1 million long-term receivable balance due from Purdue Global at June 30, 2020, related to the advance of $20 million during the initial KU Transaction.
Kaplan Test Preparation includes Kaplan’s standardized test preparation programs. KTP revenue decreased 22% and 26% for the second quarter and first six months of 2020, respectively, due to reduced demand for KTP’s retail comprehensive test preparation programs and product-life extensions related to the postponement of various standardized test dates due to the COVID-19 pandemic. Overall, product-life extensions have resulted in lower revenue being recognized in the first half of 2020; however, substantially all of this will be recognized over the remainder of 2020. KTP operating results declined in the second quarter and first six months of 2020 due to these revenue declines and $4.5 million of lease restructuring costs, of which $1.8 million was accelerated depreciation expense.
Kaplan Professional (U.S.) includes the domestic professional and other continuing education businesses. Kaplan Professional (U.S.) revenue in the second quarter and first six months of 2020 declined 18% and 12%, respectively, due to declines in CFA, real estate and accountancy programs, partly due to the postponement of certification exams. Kaplan Professional (U.S.) operating results declined in the second quarter and first six months of 2020, primarily due to the revenue declines and $0.6 million in lease restructuring costs.
Kaplan corporate and other represents unallocated expenses of Kaplan, Inc.’s corporate office, other minor businesses and certain shared activities. Overall, Kaplan corporate and other expenses declined in the first six months of 2020 due to lower compensation costs.
In the second quarter of 2020, the Company approved a Separation Incentive Program (SIP) that reduced the number of employees at Kaplan International, Higher Education, Kaplan Professional (U.S.) and Kaplan corporate, resulting in $5.0 million in non-operating pension expense in the second quarter of 2020. In the second quarter of 2019, the Company approved a SIP that reduced the number of employees at KTP and Higher Education, resulting in $6.6 million in non-operating pension expense in the second quarter of 2019.

Television Broadcasting

	Three Months Ended			Six Months Ended
	June 30			June 30
(in thousands)	2020	2019	% Change	2020	2019	% Change
Revenue	$100,762	$116,628	(14)	$216,210	$224,851	(4)
Operating Income	23,627	44,494	(47)	59,403	80,034	(26)
Revenue at the television broadcasting division decreased 14% to $100.8 million in the second quarter of 2020, from $116.6 million in the same period of 2019. The revenue decline is due to reduced advertising demand related to the COVID-19 pandemic, partially offset by a $3.7 million increase in political advertising revenue and a $3.5 million increase in retransmission revenues. In the second quarter of 2020 and 2019, the television broadcasting division recorded $1.1 million and $7.8 million, respectively, in reductions to operating expenses related to property, plant and equipment gains due to new equipment received at no cost in connection with the spectrum repacking mandate of the FCC. Operating income for the second quarter of 2020 decreased 47% to $23.6 million, from $44.5 million in the same period of 2019, due to revenue declines, higher network fees and a reduction in property, plant and equipment gains. While revenue and operating results were adversely impacted by the COVID-19 pandemic in the second quarter of 2020, both revenue and operating results improved steadily throughout the quarter.
Revenue at the television broadcasting division decreased 4% to $216.2 million in the first six months of 2020, from $224.9 million in the same period of 2019. The revenue decline is due to reduced advertising demand related to the COVID-19 pandemic, partially offset by a $13.5 million increase in political advertising revenue and $4.1 million in higher retransmission revenues. In the first six months of 2020 and 2019, the television broadcasting division recorded $1.4 million and $9.6 million, respectively, in reductions to operating expenses related to property, plant and equipment gains due to new equipment received at no cost in connection with the spectrum repacking mandate of the FCC. Operating income for the first six months of 2020 decreased 26% to $59.4 million, from $80.0 million in the same period of 2019, due to revenue declines, higher network fees and a reduction in property, plant and equipment gains.
The postponement of the 2020 summer Olympics, the reduction and uncertainty surrounding broadcast sporting events, and overall reduced advertising demand related to the COVID-19 pandemic are expected to negatively impact advertising revenue and the operating results at the television broadcasting division for the remainder of 2020.
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
Manufacturing

	Three Months Ended			Six Months Ended
	June 30			June 30
(in thousands)	2020	2019	% Change	2020	2019	% Change
Revenue	$83,239	$114,873	(28)	$196,697	$230,030	(14)
Operating (Loss) Income	(1,482)	4,692	—	5,019	7,966	(37)
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
Manufacturing revenues declined 28% and 14% in the second quarter and first six months of 2020, respectively. The revenue declines are due primarily to a significant reduction in product demand at Dekko, particularly in the hospitality, household appliance and transportation sectors, as well as lower product demand at Hoover, partially offset by higher wood prices at Hoover in the second quarter of 2020. Manufacturing operating results declined in the second quarter and first six months of 2020, due to a significant decline in Dekko results for the second quarter of 2020 from lower revenues, partially offset by improved results at Hoover from reduced operating costs and gains on inventory sales.
Starting in the second half of March 2020, certain of Dekko, Joyce/Dayton and Hoover’s manufacturing plants began operating at reduced levels due to lower product demand and other jurisdictional factors related to the COVID-19 pandemic. The manufacturing businesses are tightly managing expenses and continuing with cost reduction plans to mitigate the impact of lower product demand. Overall, this is expected to continue to adversely impact manufacturing revenues and operating results for the remainder of 2020.
Healthcare

	Three Months Ended			Six Months Ended
	June 30			June 30
(in thousands)	2020	2019	% Change	2020	2019	% Change
Revenue	$49,181	$40,641	21	$95,175	$78,369	21
Operating Income	8,818	2,598	—	11,987	4,927	—
The Graham Healthcare Group (GHG) provides home health and hospice services in three states. In December 2019, GHG acquired a 75% interest in CSI Pharmacy Holding Company, LLC (CSI), a Wake Village, TX-based company, which coordinates the prescriptions and nursing care for patients receiving in-home infusion treatments. Healthcare revenues increased 21% for the second quarter and first six months of 2020, due to the CSI acquisition, offset by revenue declines from home health services due to lower patient volumes.
In the second quarter of 2020, GHG received $7.4 million from the Federal CARES Act Provider Relief Fund. GHG did not apply for these funds; they were disbursed to GHG as a Medicare provider under the CARES Act. Under the Department of Health and Human Services guidelines, these funds may be used to offset revenue reductions and expenses incurred in connection with the COVID-19 pandemic. Of this amount, GHG recorded $5.5 million in revenue in the second quarter to partially offset the impact of revenue reductions due to the COVID-19 pandemic from the curtailment of elective procedures by health systems and other factors. GHG recorded $1.7 million as a credit to operating costs to partially offset the impact of costs incurred to procure personal protective equipment for GHG employees and other COVID-19 related costs. The improvement in GHG operating results in the second quarter and first six months of 2020 is due to improved results from home health and hospice services and operating income from the CSI acquisition. The Company expects home health care revenues for the remainder of 2020 to continue to be down from 2019, due to the effects of COVID-19.
SocialCode

	Three Months Ended			Six Months Ended
	June 30			June 30
(in thousands)	2020	2019	% Change	2020	2019	% Change
Revenue	$10,483	$16,382	(36)	$22,506	$29,829	(25)
Operating Loss	(3,004)	(975)	—	(6,793)	(4,993)	(36)
SocialCode is a provider of marketing solutions managing data, creative, media and marketplaces to accelerate client growth. SocialCode’s revenue decreased 36% and 25% in the second quarter and first six months of 2020, respectively, due to reduced marketing spending by advertising clients as a result of the recessionary environment from the COVID-19 pandemic. SocialCode also has some significant CPG industry clients and has experienced the adverse impact of brand boycotts. SocialCode reported operating losses of $3.0 million and $6.8 million in the second quarter and first six months of 2020, respectively, compared to $1.0 million and $5.0 million in the second quarter and first six months of 2019, respectively. In July 2020, SocialCode announced it will be splitting into two separate companies. SocialCode’s agency business will continue as a leading digital marketing agency and the Audience Intelligence Platform (AIP) will be a separate software company, operating under the new name, Decile. Decile uses first party customer data to deliver business intelligence and customer insights to its customers. In the second quarter of 2020, SocialCode recorded a $1.5 million lease impairment charge (including $0.1 million in property, plant and equipment write-downs) in connection with a restructuring plan that included other cost reduction initiatives to mitigate the adverse impact of COVID-19 on advertising demand, which is expected to continue for the remainder of 2020. These initiatives included the approval of a Separation Incentive Program (SIP) that reduced the number of employees at SocialCode, resulting in $1.0 million in non-operating pension expense in the second quarter of 2020.
Other Businesses
On May 15, 2020, the Company acquired Framebridge, Inc., a custom framing service company, headquartered in Washington, DC, with two retail locations in the metropolitan area and a manufacturing facility in Richmond, KY. The Company previously disclosed a minority investment interest in Framebridge.
On July 31, 2019, the Company acquired Clyde’s Restaurant Group (CRG). CRG owns and operates twelve restaurants and entertainment venues in the Washington, DC metropolitan area, including Old Ebbitt Grill and The Hamilton, two of the top twenty highest grossing independent restaurants in the United States. As a result of the COVID-19 pandemic, CRG temporarily closed all of its restaurants and venues in the second half of March 2020, pursuant to government orders, maintaining limited operations for delivery and pickup. At the time, CRG had temporarily laid off many of its employees due to the uncertainty as to the timing, safety and other details regarding reopening. Given the uncertain and challenging operating environment for the restaurant industry, the Company completed a goodwill and other long-lived assets impairment review of CRG in the first quarter of 2020, resulting in a $9.7 million goodwill and intangible assets impairment charge.
In the second half of May 2020, CRG began limited outdoor dining services at most of its restaurants, and in the second half of June 2020, CRG began limited indoor dining services at most of its restaurants. While many of CRG’s laid-off employees were rehired, CRG is uncertain as to the timing and other details regarding a full reopening. In June 2020, CRG made the decision to close its restaurant and entertainment venue in Columbia, MD effective July 19, 2020, resulting in accelerated depreciation of property, plant and equipment totaling $2.8 million in the second quarter of 2020; an additional $2.8 million in accelerated depreciation will be recorded in the third quarter of 2020. CRG incurred a significant loss in the second quarter of 2020 due to limited revenues and costs incurred to support its employees and to reopen the restaurants for limited outdoor and indoor services. CRG continues to develop cost reduction plans to mitigate the impact of COVID-19. The pandemic is expected to continue to adversely impact CRG revenues and operating results for the remainder of 2020.
On January 31, 2019, the Company acquired two automotive dealerships, Lexus of Rockville and Honda of Tysons Corner, from Sonic Automotive. The Company also announced it had entered into an agreement with Christopher J. Ourisman, a member of the Ourisman Automotive Group family of dealerships. In the fourth quarter of 2019, the Company and Mr. Ourisman commenced operations at a new Jeep automotive dealership, which began generating sales in January 2020 as Ourisman Jeep of Bethesda. Mr. Ourisman and his team of industry professionals operate and manage the dealerships. Graham Holdings Company holds a 90% stake in all three dealerships. As a result of the COVID-19 pandemic and the related recessionary conditions, the Company’s automotive dealerships experienced reduced demand for sales and service beginning in March 2020. Given the uncertain and challenging operating environment for automotive dealerships, the Company completed a goodwill and other long-lived assets impairment review of its automotive dealerships in the first quarter of 2020, resulting in a $6.7 million intangible assets impairment charge. Revenue and operating results at the automotive dealerships continued to be adversely impacted in the second quarter of 2020; however, results improved steadily throughout the quarter. While the impact of the pandemic is uncertain, the Company expects improved operating results in the second half of 2020, compared to the first half of 2020.
Other businesses include an investment stage business, Megaphone, which provides podcast technology for publishers and advertisers through the Megaphone platform and Megaphone Targeted Marketplace (MTM). Megaphone’s revenues increased significantly in the first six months of 2020, as both advertising and platform sales experienced rapid growth during the period.
Overall, for the first half of 2020, operating revenues for other businesses increased due largely to the CRG, Framebridge and automotive dealership acquisitions and growth at Megaphone. Revenues from other businesses decreased in the second quarter of 2020, due largely to declines at the automotive dealerships, offset by revenues from the CRG and Framebridge acquisitions and growth at Megaphone. CRG and the automotive dealerships incurred losses in the second quarter and first six months of 2020 due to the challenging operating conditions that began in March 2020 and the goodwill and other long-lived asset impairment charges. As investment stage businesses, Megaphone and Framebridge also reported operating losses in the second quarter and first six months of 2020.
Other businesses also include Slate and Foreign Policy, which publish online and print magazines and websites; and two investment stage businesses, Pinna and CyberVista. Foreign Policy, CyberVista and Pinna also reported revenue increases in the first six months of 2020. Losses from each of these four businesses in the first six months of 2020 adversely affected operating results
Corporate Office
Corporate office includes the expenses of the Company’s corporate office and certain continuing obligations related to prior business dispositions. Corporate office expenses declined in the first six months of 2020 due primarily to lower incentive compensation costs.
Equity in (Losses) Earnings of Affiliates
At June 30, 2020, the Company held an approximate 12% interest in Intersection Holdings, LLC, a company that provides digital marketing and advertising services and products for cities, transit systems, airports, and other public and private spaces. The Company also holds interests in a number of home health and hospice joint ventures, and several other affiliates. The Company recorded equity in earnings of affiliates of $1.2 million for the second quarter of 2020, compared to $1.5 million for the second quarter of 2019. The Company recorded equity in losses of affiliates of $0.4 million for the first six months of 2020, compared to earnings of $3.1 million for the first six months of 2019. The Company recorded $3.6 million in write-downs in equity in earnings of affiliates related to two of its investments in the first quarter of 2020.

Net Interest Expense and Related Balances
On June 30, 2020, the Company repaid the £60 million borrowings due under the Kaplan Credit Agreement, financed by a £60 million drawdown on the Company’s $300 million revolving credit facility.
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
The Company incurred net interest expense of $6.4 million and $13.0 million for the second quarter and first six months of 2020, respectively; compared to $6.8 million and $12.5 million for the second quarter and first six months of 2019, respectively.
At June 30, 2020, the Company had $511.5 million in borrowings outstanding at an average interest rate of 5.1% and cash, marketable equity securities and other investments of $723.8 million. At June 30, 2020, the Company had £60 million ($73.9 million) outstanding on its $300 million revolving credit facility, in connection with the refinancing of the debt repaid under the Kaplan Credit Agreement. In management’s opinion, the Company will have sufficient financial resources to meet its business requirements in the next twelve months, including working capital requirements, capital expenditures, interest payments and dividends.
Non-operating Pension and Postretirement Benefit Income, net
The Company recorded net non-operating pension and postretirement benefit income of $12.1 million and $30.5 million for the second quarter and first six months of 2020, respectively; compared to $12.3 million and $32.2 million for the second quarter and first six months of 2019, respectively.
In the second quarter of 2020, the Company recorded $6.0 million in expenses related to non-operating Separation Incentive Programs at the education division and SocialCode. In the second quarter of 2019, the Company recorded $6.6 million in expenses related to a non-operating Separation Incentive Program at the education division.
Gain (Loss) on Marketable Equity Securities, net
Overall, the Company recognized $39.9 million in net gains and $60.5 million in net losses on marketable equity securities in the second quarter and first six months of 2020, respectively; compared to $7.8 million and $31.9 million in net gains on marketable equity securities in the second quarter and first six months of 2019, respectively.
Other Non-Operating Income
The Company recorded total other non-operating income, net, of $8.1 million for the second quarter of 2020, compared to $1.2 million for the second quarter of 2019. The 2020 amounts included a $3.7 million gain on acquiring a controlling interest in an equity affiliate; a $2.6 million gain on a cost method investment; a $1.5 million gain on sale of an equity affiliate, and other items; offset by $1.1 million in foreign currency losses. The 2019 amounts included $0.1 million in foreign currency gains and other items.
The Company recorded total other non-operating income, net, of $10.8 million for the first six months of 2020, compared to $30.6 million for the first six months of 2019. The 2020 amounts included a $3.7 million gain on acquiring a controlling interest in an equity affiliate; $3.2 million in foreign currency gains; a $2.6 million gain on a cost method investment; a $1.4 million net gain on sales of equity affiliates, and other items; partially offset by $2.6 million in impairments on cost method investments. The 2019 amounts included a $29.0 million gain on the sale of the Company’s interest in Gimlet Media; a $1.4 million gain on sale of cost method investments; $0.6 million in foreign currency gains and other items.
(Benefit from) Provision for Income Taxes
The Company’s effective tax rate for the first six months of 2020 was 18.9%.
The Company’s effective tax rate for the first six months of 2019 was 24.2%. In the first quarter of 2019, the Company recorded income tax benefits related to stock compensation of $1.7 million.
Earnings (Losses) Per Share
The calculation of diluted earnings (losses) per share for the second quarter and first six months of 2020 was based on 5,201,101 and 5,234,809 weighted average shares outstanding, compared to 5,328,252 and 5,327,369 for the second quarter and first six months of 2019. At June 30, 2020, there were 5,159,370 shares outstanding. On

November 9, 2017, the Board of Directors authorized the Company to acquire up to 500,000 shares of its Class B common stock; the Company has remaining authorization for 100,996 shares as of June 30, 2020.
Other
The Company performed an interim impairment review at CRG and the automotive dealerships given the uncertain and challenging operating environment and recorded $16.4 million in goodwill and intangible asset impairment charges in the first quarter of 2020. Following the impairments, the remaining goodwill balance at these two reporting units as of June 30, 2020 was $39.1 million, or 3% of the total goodwill of the Company.
In connection with the Company’s annual impairment testing in 2019, the Company performed a quantitative goodwill impairment process at all of its reporting units. At the time, the estimated fair value of the Hoover reporting unit at the manufacturing businesses exceeded its carrying values by a margin less than 25%. The total goodwill at this reporting unit was $91.3 million as of June 30, 2020, or 6% of the total goodwill of the Company. The estimated fair value of the Company’s other reporting units with significant goodwill balances exceeded their respective carrying values by a margin in excess of 25%. Given the uncertain impact of the COVID-19 pandemic, it is possible that impairment charges could occur in the future, given changes in market conditions and the inherent variability in projecting future operating performance.
Financial Condition: Capital Resources and Liquidity
The Company considers the following when assessing its liquidity and capital resources:

	As of
(In thousands)	June 30, 2020	December 31, 2019
Cash and cash equivalents	$260,247	$200,165
Restricted cash	$18,827	$13,879
Investments in marketable equity securities and other investments	$444,742	$599,967
Total debt	$511,530	$512,829
Cash generated by operations is the Company’s primary source of liquidity. The Company maintains investments in a portfolio of marketable equity securities, which is considered when assessing the Company’s sources of liquidity. An additional source of liquidity includes the undrawn portion of the Company’s $300 million revolving credit facility, amounting to $226.1 million at June 30, 2020.
In March 2020, the U.S. government enacted legislation, including the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) to provide stimulus in the form of financial aid to businesses affected by the COVID-19 pandemic. Under the CARES Act, employers may defer the payment of the employer share of FICA taxes due for the period beginning on March 27, 2020, and ending December 31, 2020. As of June 30, 2020, the Company has deferred $6.3 million of FICA payments under this program, of which 50% is due by December 31, 2021 and the remaining balance due by December 31, 2022.
The CARES Act also included provisions to support healthcare providers in the form of grants and changes to Medicare and Medicaid payments. In the second quarter of 2020, GHG received $7.4 million under the CARES Act as a general distribution from the Provider Relief Fund to provide relief for lost revenues and expenses incurred in connection with COVID-19. In addition to the above distribution, in April 2020, GHG applied for and received $31.5 million under the expanded Medicare Accelerated and Advanced Payment Program, modified by the CARES Act. The Department of Health and Human Services will recoup this advance beginning 120 days after the payment was issued, and the advance will be reduced by the amount of revenue recognized for claims submitted for services provided after the recoupment period begins.
Governments in other jurisdictions where the Company operates also provided relief to businesses affected by the COVID-19 pandemic in the form of job retention schemes, payroll assistance, deferral of income and other tax payments, and loans. As of June 30, 2020, Kaplan has recorded benefits totaling $6.6 million related to job retention and payroll schemes. Additionally, Kaplan deferred VAT and other tax payments in the U.K. and Ireland amounting to $2.6 million as of June 30, 2020.
During the first six months of 2020, the Company’s cash and cash equivalents increased by $60.1 million, due largely to cash generated from operations and the proceeds from the sale of marketable equity securities. The increase was offset by the repurchase of common shares, payment of dividends, capital expenditures and the acquisition of three businesses and other investments. In the first six months of 2020, the Company’s borrowings decreased by $1.3 million, primarily due to foreign currency translation adjustments, partially offset by additional borrowings.
As of June 30, 2020 and December 31, 2019, the Company had money market investments of $178.5 million and $45.2 million, respectively, that are included in cash and cash equivalents. At June 30, 2020, the Company held approximately $65 million in cash and cash equivalents in businesses domiciled outside the U.S., of which approximately $7 million is not available for immediate use in operations or for distribution. Additionally, Kaplan’s business operations outside the U.S. retain cash balances to support ongoing working capital requirements, capital expenditures, and regulatory requirements. As a result, the Company considers a significant portion of the cash and cash equivalents balance held outside the U.S. as not readily available for use in U.S. operations.
At June 30, 2020, the fair value of the Company’s investments in marketable equity securities was $431.8 million, which includes investments in the common stock of five publicly traded companies. During the first six months of 2020, the Company sold marketable equity securities that generated proceeds of $93.8 million. At June 30, 2020, the unrealized gain related to the Company’s investments totaled $219.0 million.
The Company had working capital of $590.3 million and $621.6 million at June 30, 2020 and December 31, 2019, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments.
At June 30, 2020 and December 31, 2019, the Company had borrowings outstanding of $511.5 million and $512.8 million, respectively. The Company’s borrowings at June 30, 2020 were mostly from $400.0 million of 5.75% unsecured notes due June 1, 2026, £60 million in outstanding borrowings under the Company’s revolving credit facility and a commercial note of $26.5 million at the Automotive subsidiary. The Company’s borrowings at December 31, 2019 were mostly from $400.0 million of 5.75% unsecured notes due June 1, 2026, £60 million in outstanding borrowings under the Kaplan Credit Agreement and a commercial note of $27.5 million at the Automotive subsidiary. The interest on $400.0 million of 5.75% unsecured notes is payable semiannually on June 1 and December 1.
During the six months ended June 30, 2020 and 2019, the Company had average borrowings outstanding of approximately $511.2 million and $499.8 million, respectively, at an average annual interest rate of approximately 5.1%. During the six months ended June 30, 2020 and 2019, the Company incurred net interest expense of $13.0 million and $12.5 million, respectively.
On April 10, 2020, Moody’s affirmed the Company’s credit ratings, but revised the outlook from Stable to Negative. On April 27, 2020, Standard & Poor’s downgraded the Company’s credit rating to BB and revised the outlook from Stable to Negative.
The Company’s current credit ratings are as follows:

	Moody’s	Standard & Poor’s
Long-term	Ba1	BB
The Company expects to fund its estimated capital needs primarily through existing cash balances and internally generated funds and, to a lesser extent, borrowings under its revolving credit facility. As of June 30, 2020, the Company had $73.9 million outstanding under the $300 million revolving credit facility, which borrowing was used to repay the £60 million Kaplan U.K. credit facility that matured at the end of June 2020. In management’s opinion, the Company will have sufficient financial resources to meet its business requirements in the next 12 months, including working capital requirements, capital expenditures, interest payments, potential acquisitions and strategic investments, dividends and stock repurchases.
In summary, the Company’s cash flows for each period were as follows:

	Six Months Ended June 30
(In thousands)	2020	2019
Net cash provided by (used in) operating activities	$121,351	$(16,675)
Net cash provided by (used in) investing activities	26,651	(100,901)
Net cash (used in) provided by financing activities	(78,019)	40,317
Effect of currency exchange rate change	(4,953)	778
Net increase (decrease) in cash and cash equivalents and restricted cash	$65,030	$(76,481)

Operating Activities. Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. The Company’s net cash flow provided by (used in) operating activities were as follows:

	Six Months Ended June 30
(In thousands)	2020	2019
Net (Loss) Income	$(15,029)	$138,897
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and goodwill and intangible asset impairment	96,021	54,040
Amortization of lease right-of-use asset	50,954	40,871
Net pension benefit and special separation benefit expense	(21,409)	(19,763)
Other non-cash activities	64,776	(45,774)
Change in operating assets and liabilities	(53,962)	(184,946)
Net Cash Provided by (Used in) Operating Activities	$121,351	$(16,675)
Net cash provided by operating activities consists primarily of cash receipts from customers, less disbursements for costs, benefits, income taxes, interest and other expenses.
For the first six months of 2020 compared to the first six months of 2019, the increase in net cash provided by operating activities is primarily due to changes in operating assets and liabilities. Changes in operating assets and liabilities were driven by the collection of accounts receivable, the advance received by GHG under the expanded Medicare Accelerated and Advanced Payment Program as modified by the CARES Act, and the deferral of FICA payments under the CARES Act.
Investing Activities. The Company’s net cash flow used in investing activities were as follows:

	Six Months Ended June 30
(In thousands)	2020	2019
Investments in certain businesses, net of cash acquired	$(20,080)	$(84,071)
Purchases of property, plant and equipment	(40,209)	(52,703)
Net proceeds from sales of marketable equity securities	93,775	9,663
Investments in equity affiliates, cost method and other investments	(8,011)	(24,342)
Net proceeds from sales of businesses, property, plant and equipment and investments	862	53,414
Other	314	(2,862)
Net Cash Provided by (Used in) Investing Activities	$26,651	$(100,901)
Acquisitions. During the first six months of 2020, the Company acquired three businesses: two small businesses in its education division and an additional interest in Framebridge, Inc., which is included in other businesses. The Framebridge purchase price includes $54.3 million in deferred payments and contingent consideration based on the acquiree achieving certain revenue milestones in the future. During the first six months of 2019, the Company acquired an interest in two automotive dealerships for cash and the assumption of floor plan payables.
Capital Expenditures. Capital expenditures for the first six months of 2020 were lower than the first six months of 2019 primarily due to the completion of an academic and student residential facility in connection with Kaplan’s Pathways program in Liverpool, U.K. Both periods include capital expenditures in connection with spectrum repacking at the Company’s television stations in Detroit, MI, Jacksonville, FL, and Roanoke, VA, as mandated by the FCC; these expenditures are expected to be largely reimbursed to the Company by the FCC. The amounts reflected in the Company’s Condensed Consolidated Statements of Cash Flows are based on cash payments made during the relevant periods, whereas the Company’s capital expenditures for the first six months of 2020 of $35.6 million include assets acquired during the quarter. The Company is also postponing noncritical capital expenditures originally planned for 2020 to preserve cash resources in response to the COVID-19 pandemic. The Company estimates that its capital expenditures will be in the range of $50 million to $60 million in 2020.
Net proceeds from sale of investments and businesses. During the first six months of 2020 and 2019, the Company sold marketable equity securities that generated proceeds of $93.8 million and $17.2 million, respectively. The Company purchased $7.5 million of marketable equity securities during the first six months of 2019. The Company sold its interest in Gimlet Media during February 2019; the total proceeds from the sale were $33.5 million.

Financing Activities. The Company’s net cash flow used in financing activities were as follows:

	Six Months Ended June 30
(In thousands)	2020	2019
Issuance of borrowings	$76,984	$30,000
Repayments of borrowings	(75,206)	(1,006)
Net (payments) proceeds from vehicle floor plan payable	(11,063)	24,618
Common shares repurchased	(62,905)	—
Dividends paid	(15,289)	(14,779)
Other	9,460	1,484
Net Cash (Used in) Provided by Financing Activities	$(78,019)	$40,317
Borrowings and Vehicle Floor Plan Payable. In the first six months of 2020, the Company borrowed £60 million against the $300 million revolving credit facility and used the proceeds to repay the £60 million outstanding balance under the Kaplan Credit Agreement that matured at the end of June 2020. In the first six months of 2019, the Company had cash inflows from borrowings to fund the acquisition of a business at Automotive and used floor vehicle plan financing to fund the purchase of new vehicles at its Automotive subsidiary.
Common Stock Repurchases. During the first six months of 2020, the Company purchased a total of 169,267 shares of its Class B common stock at a cost of approximately $62.9 million. During the first six months of 2019, the Company did not purchase any shares of its Class B common stock. On November 9, 2017, the Board of Directors authorized the Company to acquire up to 500,000 shares of its Class B common stock. The Company did not announce a ceiling price or time limit for the purchases. The authorization included 163,237 shares that remained under the previous authorization. At June 30, 2020, the Company had remaining authorization from the Board of Directors to purchase up to 100,996 shares of Class B common stock.
Dividends. The quarterly dividend rate per share was $1.45 and $1.39 for the first six months of 2020 and 2019, respectively.
Other. During the first six months of 2020, the Company increased the borrowings under its cash overdraft facilities by $9.1 million and received $5.3 million in proceeds from the exercise of stock options. In March 2019, a Hoover minority shareholder put some shares to the Company, which had a redemption value of $0.6 million.
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

Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (the Company’s principal executive officer) and the Company’s Chief Financial Officer (the Company’s principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of June 30, 2020. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the quarter ended June 30, 2020, the Company purchased shares of its Class B Common Stock as set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan*	Maximum Number of Shares that May Yet Be Purchased Under the Plan*
April	6,921	$356.66	6,921	179,423
May	15,500	343.05	15,500	163,923
June	62,927	341.81	62,927	100,996
	85,348	$343.24	85,348
*On November 9, 2017 the Company’s Board of Directors authorized the Company to purchase, on the open market or otherwise, up to 500,000 shares of its Class B Common Stock. This authorization included 163,237 shares that remained under the previous authorization. There is no expiration date for that authorization. All purchases made during the quarter ended June 30, 2020 were open market transactions.

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

4.2
First Supplemental Indenture, dated as of March 24, 2020, among Graham Healthcare Group, Inc., a Delaware corporation, a subsidiary of the Company, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

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

GRAHAM HOLDINGS COMPANY
(Registrant)

Date: August 5, 2020	/s/ Timothy J. O’Shaughnessy
Timothy J. O’Shaughnessy, President & Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2020	/s/ Wallace R. Cooney
Wallace R. Cooney, Chief Financial Officer (Principal Financial Officer)