Form 10-Q
period 2020-09-30
Graham Holdings Co
filed 2020-11-04
CIK 104889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2020
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
Shares outstanding at October 30, 2020:
Class A Common Stock – 964,001 Shares
Class B Common Stock – 4,042,472 Shares

GRAHAM HOLDINGS COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30

(in thousands, except per share amounts)	2020	2019	2020	2019
Operating Revenues	$716,982	$738,820	$2,102,110	$2,168,621
Operating Costs and Expenses
Operating	477,960	518,207	1,418,267	1,454,776
Selling, general and administrative	164,231	175,050	499,069	516,276
Depreciation of property, plant and equipment	18,481	15,351	58,098	42,758
Amortization of intangible assets	14,150	13,572	42,642	39,512
Impairment of goodwill and other long-lived assets	1,916	372	29,828	1,065
	676,738	722,552	2,047,904	2,054,387
Income from Operations	40,244	16,268	54,206	114,234
Equity in earnings of affiliates, net	4,092	4,683	3,727	7,829
Interest income	890	1,474	2,995	4,753
Interest expense	(7,247)	(6,776)	(22,302)	(22,587)
Non-operating pension and postretirement benefit income, net	10,489	19,556	41,028	51,737
Gain (loss) on marketable equity securities, net	59,364	17,404	(1,139)	49,261
Other income, net	222	5,556	11,010	36,135
Income Before Income Taxes	108,054	58,165	89,525	241,362
Provision for Income Taxes	30,000	15,200	26,500	59,500
Net Income	78,054	42,965	63,025	181,862
Net (Income) Loss Attributable to Noncontrolling Interests	(439)	180	199	112
Net Income Attributable to Graham Holdings Company Common Stockholders	$77,615	$43,145	$63,224	$181,974
Per Share Information Attributable to Graham Holdings Company Common Stockholders
Basic net income per common share	$15.25	$8.12	$12.15	$34.24
Basic average number of common shares outstanding	5,060	5,285	5,176	5,285
Diluted net income per common share	$15.22	$8.05	$12.11	$33.96
Diluted average number of common shares outstanding	5,072	5,329	5,192	5,328
See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2020	2019	2020	2019
Net Income	$78,054	$42,965	$63,025	$181,862
Other Comprehensive Income (Loss), Before Tax
Foreign currency translation adjustments:
Translation adjustments arising during the period	20,430	(16,684)	(541)	(17,755)
Pension and other postretirement plans:
Amortization of net prior service cost (credit) included in net income	671	(932)	2,010	(3,210)
Amortization of net actuarial loss (gain) included in net income	304	(511)	914	(1,534)
	975	(1,443)	2,924	(4,744)
Cash flow hedges gain (loss)	157	(477)	(1,564)	(904)
Other Comprehensive Income (Loss), Before Tax	21,562	(18,604)	819	(23,403)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(299)	518	(431)	1,512
Other Comprehensive Income (Loss), Net of Tax	21,263	(18,086)	388	(21,891)
Comprehensive Income	99,317	24,879	63,413	159,971
Comprehensive (income) loss attributable to noncontrolling interests	(439)	180	199	112
Total Comprehensive Income Attributable to Graham Holdings Company	$98,878	$25,059	$63,612	$160,083

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands)	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$295,672	$200,165
Restricted cash	11,072	13,879
Investments in marketable equity securities and other investments	506,246	599,967
Accounts receivable, net	474,256	624,216
Inventories and contracts in progress	124,258	120,834
Prepaid expenses	73,426	92,289
Income taxes receivable	33,115	10,735
Other current assets	976	1,400
Total Current Assets	1,519,021	1,663,485
Property, Plant and Equipment, Net	379,010	384,670
Lease Right-of-Use Assets	486,691	526,417
Investments in Affiliates	157,529	162,249
Goodwill, Net	1,458,194	1,388,279
Indefinite-Lived Intangible Assets	117,841	140,197
Amortized Intangible Assets, Net	218,125	233,481
Prepaid Pension Cost	1,322,151	1,292,350
Deferred Income Taxes	5,362	11,629
Deferred Charges and Other Assets (includes $4,509 and $0 of restricted cash)	147,589	128,479
Total Assets	$5,811,513	$5,931,236

Liabilities and Equity
Current Liabilities
Accounts payable and accrued liabilities	$500,335	$507,701
Deferred revenue	309,142	355,156
Income taxes payable	4,401	4,121
Current portion of lease liabilities	88,218	92,714
Current portion of long-term debt	6,104	82,179
Dividends declared	7,259	—
Total Current Liabilities	915,459	1,041,871
Accrued Compensation and Related Benefits	202,647	193,836
Other Liabilities	62,471	27,223
Deferred Income Taxes	407,429	427,372
Mandatorily Redeemable Noncontrolling Interest	768	829
Lease Liabilities	454,902	477,004
Long-Term Debt	509,282	430,650
Total Liabilities	2,552,958	2,598,785
Redeemable Noncontrolling Interest	11,897	5,655
Preferred Stock	—	—
Common Stockholders’ Equity
Common stock	20,000	20,000
Capital in excess of par value	386,506	381,669
Retained earnings	6,567,676	6,534,427
Accumulated other comprehensive income, net of tax
Cumulative foreign currency translation adjustment	(22,429)	(21,888)
Unrealized gain on pensions and other postretirement plans	328,056	325,921
Cash flow hedges	(1,944)	(738)
Cost of Class B common stock held in treasury	(4,038,052)	(3,920,152)
Total Common Stockholders’ Equity	3,239,813	3,319,239
Noncontrolling Interest	6,845	7,557
Total Equity	3,246,658	3,326,796
Total Liabilities and Equity	$5,811,513	$5,931,236

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30
(in thousands)	2020	2019
Cash Flows from Operating Activities
Net Income	$63,025	$181,862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and goodwill and other long-lived asset impairments	130,568	83,335
Amortization of lease right-of-use asset	70,214	61,797
Net pension benefit and special separation benefit expense	(27,669)	(33,061)
Gain on marketable equity securities and cost method investments, net	(493)	(54,341)
Gain on disposition of businesses, property, plant and equipment and investments, net	(5,918)	(28,871)
Provision for doubtful trade and other receivables	8,229	21,532
Stock-based compensation expense, net	4,758	4,752
Foreign exchange gain	(877)	(1,284)
Equity in losses (earnings) of affiliates, net of distributions	2,784	(3,882)
(Benefit from) provision for deferred income taxes	(733)	26,310
Change in operating assets and liabilities:
Accounts receivable, net	139,306	(47,308)
Inventories	51	(11,969)
Accounts payable and accrued liabilities	(65,708)	(60,708)
Deferred revenue	(26,094)	24,920
Income taxes receivable	(190)	5,526
Other assets and other liabilities, net	(50,508)	(96,913)
Other	145	587
Net Cash Provided by Operating Activities	240,890	72,284
Cash Flows from Investing Activities
Proceeds from sales of marketable equity securities	93,775	17,586
Purchases of property, plant and equipment	(56,121)	(75,712)
Investments in certain businesses, net of cash acquired	(20,080)	(162,060)
Investments in equity affiliates, cost method and other investments	(8,298)	(25,836)
Net proceeds from disposition of businesses, property, plant and equipment, investments and other assets	1,570	53,785
Return of investment in equity affiliates	314	786
Purchases of marketable equity securities	—	(7,499)
Loan to related party	—	(3,500)
Other	1,562	—
Net Cash Provided by (Used in) Investing Activities	12,722	(202,450)
Cash Flows from Financing Activities
Common shares repurchased	(123,155)	—
Net borrowing under revolving credit facilities	75,905	5,000
Repayments of borrowings	(75,841)	(7,901)
Dividends paid	(22,870)	(22,167)
Net (payments) proceeds from vehicle floor plan payable	(16,300)	15,106
Proceeds from exercise of stock options	5,335	—
Deferred payments of acquisition	(5,010)	—
Proceeds from (repayments of) bank overdrafts	6,454	(2,611)
Issuance of borrowings	2,084	30,000
Issuance of noncontrolling interest	—	6,536
Other	(276)	1,672
Net Cash (Used in) Provided by Financing Activities	(153,674)	25,635
Effect of Currency Exchange Rate Change	(2,729)	(2,177)
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	97,209	(106,708)
Beginning Cash and Cash Equivalents and Restricted Cash	214,044	264,115
Ending Cash and Cash Equivalents and Restricted Cash	$311,253	$157,407

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
As of December 31, 2019	$20,000	$381,669	$6,534,427	$303,295	$(3,920,152)	$7,557	$3,326,796	$5,655
Net loss for the period			(33,891)				(33,891)
Net loss attributable to noncontrolling interests			772			(772)	—
Net income attributable to redeemable noncontrolling interests			(126)				(126)	126
Dividends on common stock			(15,289)				(15,289)
Repurchase of Class B common stock					(33,610)		(33,610)
Issuance of Class B common stock					5,335		5,335
Amortization of unearned stock compensation and stock option expense		1,568					1,568
Other comprehensive loss, net of income taxes				(37,943)			(37,943)
As of March 31, 2020	$20,000	$383,237	$6,485,893	$265,352	$(3,948,427)	$6,785	$3,212,840	$5,781
Net income for the period			18,862				18,862
Net loss attributable to noncontrolling interests			37			(37)	—
Acquisition of redeemable noncontrolling interest							—	6,005
Net income attributable to redeemable noncontrolling interests			(45)				(45)	45
Dividends on common stock			(7,581)				(7,581)
Repurchase of Class B common stock					(29,295)		(29,295)
Amortization of unearned stock compensation and stock option expense		1,567					1,567
Other comprehensive income, net of income taxes				17,068			17,068
As of June 30, 2020	$20,000	$384,804	$6,497,166	$282,420	$(3,977,722)	$6,748	$3,213,416	$11,831
Net income for the period			78,054				78,054
Net income attributable to noncontrolling interest			(373)			373	—
Net income attributable to redeemable noncontrolling interests			(66)				(66)	66
Distribution to noncontrolling interest						(276)	(276)
Dividends on common stock			(7,100)				(7,100)
Repurchase of Class B common stock					(60,250)		(60,250)
Forfeiture of restricted stock awards, net Class B common stock issuances		(66)			(80)		(146)
Amortization of unearned stock compensation and stock option expense		1,768					1,768
Other comprehensive income, net of income taxes				21,263			21,263
Other			(5)				(5)
As of September 30, 2020	$20,000	$386,506	$6,567,676	$303,683	$(4,038,052)	$6,845	$3,246,658	$11,897

(in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
As of December 31, 2018	$20,000	$378,837	$6,236,125	$203,829	$(3,922,009)	$—	$2,916,782	$4,346
Net income for the period			81,702				81,702
Issuance of noncontrolling interest						6,000	6,000
Net loss attributable to noncontrolling interest			62			(62)	—
Net income attributable to redeemable noncontrolling interests			(16)				(16)	16
Change in redemption value of redeemable noncontrolling interests		(54)					(54)	54
Dividends on common stock			(14,779)				(14,779)
Issuance of Class B common stock, net of restricted stock award forfeitures		(3,783)			3,755		(28)
Amortization of unearned stock compensation and stock option expense		1,639					1,639
Other comprehensive income, net of income taxes				8,290			8,290
Purchase of redeemable noncontrolling interest							—	(550)
As of March 31, 2019	$20,000	$376,639	$6,303,094	$212,119	$(3,918,254)	$5,938	$2,999,536	$3,866
Net income for the period			57,195				57,195
Net income attributable to noncontrolling interests			(104)			104	—
Net income attributable to redeemable noncontrolling interests			(10)				(10)	10
Dividends on common stock			(7,388)				(7,388)
Amortization of unearned stock compensation and stock option expense		1,616					1,616
Other comprehensive loss, net of income taxes				(12,095)			(12,095)
As of June 30, 2019	$20,000	$378,255	$6,352,787	$200,024	$(3,918,254)	$6,042	$3,038,854	$3,876
Net income for the period			42,965				42,965
Issuance of noncontrolling interest						536	536
Net loss attributable to noncontrolling interest			207			(207)	—
Acquisition of noncontrolling interest						530	530
Net income attributable to redeemable noncontrolling interests			(27)				(27)	27
Dividends on common stock			(7,386)				(7,386)
Issuance of Class B common stock, net of restricted stock award forfeitures		(1)			(143)		(144)
Amortization of unearned stock compensation and stock option expense		1,669					1,669
Other comprehensive loss, net of income taxes				(18,086)			(18,086)
As of September 30, 2019	$20,000	$379,923	$6,388,546	$181,938	$(3,918,397)	$6,901	$3,058,911	$3,903

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
Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States of America (GAAP) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (SEC). They include the assets, liabilities, results of operations and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or otherwise controlled by the Company. As permitted under such rules, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the three and nine months ended September 30, 2020 and 2019 may not be indicative of the Company’s future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
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
The Company assessed certain accounting matters that generally require consideration of forecasted financial information, in context with the information reasonably available to the Company and the unknown future impacts of the novel coronavirus (COVID-19) pandemic as of September 30, 2020 and through the date of this filing. The accounting matters assessed included, but were not limited to, the Company’s carrying value of goodwill and other long-lived assets, allowance for doubtful accounts, inventory valuation and related reserves, fair value of financial assets, valuation allowances for tax assets and revenue recognition. Other than the goodwill, indefinite-lived asset and other long-lived asset impairment charges (see Notes 6, 8 and 16), there were no other impacts to the Company’s condensed consolidated financial statements as of and for the nine months ended September 30, 2020 resulting from our assessments. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s condensed consolidated financial statements in future reporting periods.
Reclassifications – Certain amounts in previously issued condensed consolidated financial statements have been reclassified to conform with the presentation for the period ended September 30, 2020. This includes the reclassification of $0.2 million from selling, general and administrative to operating in the Condensed Consolidated Statement of Operations for the three months ended September 30, 2020 and $44.2 million from operating to selling, general and administrative in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2019, respectively.
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

Acquisition-related costs for acquisitions that closed during the first nine months of 2020 and 2019 were $1.1 million and $2.3 million, respectively, and were expensed as incurred. The aggregate purchase price of the 2020 and 2019 acquisitions was allocated as follows (2020 on a preliminary basis), based on acquisition date fair values to the following assets and liabilities:

	Purchase Price Allocation
	Nine Months Ended	Year Ended
(in thousands)	September 30, 2020	December 31, 2019
Accounts receivable	$745	$6,762
Inventory	3,496	34,134
Property, plant and equipment	3,346	56,391
Lease right-of-use assets	6,580	98,505
Goodwill	76,609	84,669
Indefinite-lived intangible assets	—	46,900
Amortized intangible assets	14,589	21,291
Other assets	975	8,308
Deferred income taxes	13,476	(2,703)
Floor plan payables	—	(25,755)
Other liabilities	(15,093)	(42,555)
Current and noncurrent lease liabilities	(6,593)	(99,131)
Redeemable noncontrolling interest	(6,005)	(1,715)
Noncontrolling interest	—	(1,154)
Aggregate purchase price, net of cash acquired	$92,125	$183,947
The 2020 fair values recorded were based upon preliminary valuations and the estimates and assumptions used in such valuations are subject to change within the measurement period (up to one year from the acquisition date). The recording of deferred tax assets or liabilities and the final amounts of residual goodwill and other intangibles are not yet finalized. The 2019 values above reflect a measurement period adjustment related to the lease right-of-use assets, current and noncurrent lease liabilities and the finalization of working capital. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill recorded due to these acquisitions is attributable to the assembled workforces of the acquired companies and expected synergies. The Company expects to deduct $3.2 million and $70.7 million of goodwill for income tax purposes for the acquisitions completed in 2020 and 2019, respectively.
The acquired companies were consolidated into the Company’s financial statements starting on their respective acquisition dates. The Company’s Condensed Consolidated Statements of Operations for the third quarter of 2020 include aggregate revenues and operating losses for the companies acquired in 2020 of $9.2 million and $4.2 million, respectively. The Company’s Condensed Consolidated Statements of Operations include aggregate revenues and operating losses of $14.2 million and $6.2 million, respectively, for the first nine months of 2020. The following unaudited pro forma financial information presents the Company’s results as if the current year acquisitions had occurred at the beginning of 2019. The unaudited pro forma information also includes the 2019 acquisitions as if they occurred at the beginning of 2018:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2020	2019	2020	2019
Operating revenues	$717,049	$765,391	$2,109,425	$2,313,400
Net income	78,226	39,129	56,616	162,855
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
As of September 30, 2020, the Company held a controlling financial interest in GHC One and therefore includes the assets, liabilities, results of operations and cash flows in its consolidated financial statements. GHC One acquired CSI and another small business during 2019. The Company accounts for the minority ownership of the group of senior managers as a mandatorily redeemable noncontrolling interest.

In March 2019, a Hoover minority shareholder put some shares to the Company, which had a redemption value of $0.6 million. Following the redemption, the Company owns 98% of Hoover.
3. INVESTMENTS
Money Market Investments. As of September 30, 2020 and December 31, 2019, the Company had money market investments of $178.1 million and $45.2 million, respectively, that are classified as cash and cash equivalents in the Company’s Condensed Consolidated Balance Sheets.
Investments in Marketable Equity Securities. Investments in marketable equity securities consist of the following:

	As of
	September 30, 2020	December 31, 2019
(in thousands)
Total cost	$212,843	$282,349
Gross unrealized gains	278,329	302,731
Total Fair Value	$491,172	$585,080
There were no purchases of marketable equity securities during the first nine months of 2020. The Company purchased $7.5 million of marketable equity securities during the first nine months of 2019.
During the first nine months of 2020, the gross cumulative realized gains from the sales of marketable equity securities were $23.0 million. The total proceeds from such sales were $93.8 million. During the first nine months of 2019, the gross cumulative realized gains from the sales of marketable equity securities were $9.6 million. The total proceeds from such sales were $17.6 million.
The net gain (loss) on marketable equity securities comprised the following:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2020	2019	2020	2019
Gain (loss) on marketable equity securities, net	$59,364	$17,404	$(1,139)	$49,261
Less: Net losses (gains) in earnings from marketable equity securities sold and donated	—	61	13,382	(2,919)
Net unrealized gains in earnings from marketable equity securities still held at the end of the period	$59,364	$17,465	$12,243	$46,342
Investments in Affiliates. As of September 30, 2020, the Company held an approximate 12% interest in Intersection Holdings, LLC, and in several other affiliates; GHG held a 40% interest in Residential Home Health Illinois, a 42.5% interest in Residential Hospice Illinois, a 40% interest in the joint venture formed between GHG and a Michigan hospital, and a 40% interest in the joint venture formed between GHG and Allegheny Health Network (AHN). For the three and nine months ended September 30, 2020, the Company recorded $2.4 million and $7.1 million, respectively, in revenue for services provided to the affiliates of GHG. For the three and nine months ended September 30, 2019, the Company recorded $2.4 million and $7.0 million, respectively, in revenue for services provided to the affiliates of GHG.

In the first quarter of 2020, the Company recorded impairment charges of $3.6 million on two of its investments in affiliates as a result of the challenging economic environment for these businesses, of which $2.7 million related to the Company’s investment in Framebridge. It is reasonably possible that further COVID-19 disruptions could result in additional impairment charges related to the Company’s investments in affiliates should the impact of COVID-19 not dissipate or have a worsening adverse impact on our affiliates in future periods. The Company records its share of the earnings or losses of its affiliates from their most recent available financial statements. In some instances, the reporting period of the affiliates’ financial statements lags the Company’s financial reporting period, but such lag is never more than three months. It is possible that the Company’s results of operations for the nine months ended September 30, 2020 does not capture the impact of the COVID-19 pandemic on the earnings or losses of the affiliates whose financial results are recorded on a lag basis.
The Company had $29.4 million and $25.6 million in its investment account that represents cumulative undistributed income in its investments in affiliates as of September 30, 2020 and December 31, 2019, respectively.
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
Cost Method Investments. The Company held investments without readily determinable fair values in a number of equity securities that are accounted for as cost method investments, which are recorded at cost, less impairment, and adjusted for observable price changes for identical or similar investments of the same issuer. The carrying value of these investments was $40.4 million and $38.5 million as of September 30, 2020 and December 31, 2019. During the first nine months of 2020, the Company recorded impairment losses of $2.6 million to those equity securities. During the three and nine months ended September 30, 2020, the Company recorded gains of $1.6 million and $4.2 million, respectively, to those equity securities based on observable transactions. During the three and nine months ended September 30, 2019, the Company recorded gains of $3.7 million and $5.1 million, respectively, to those equity securities based on observable transactions.
4. ACCOUNTS RECEIVABLE
Accounts receivable consist of the following:

	As of
	September 30, 2020	December 31, 2019
(in thousands)
Receivables from contracts with customers, less estimated credit losses of $19,905 and $14,276	$458,562	$595,321
Other receivables	15,694	28,895
	$474,256	$624,216
Credit loss expense was $1.0 million and $0.4 million for the three months ended September 30, 2020 and 2019, respectively. Credit loss expense was $8.2 million and $0.5 million for the nine months ended September 30, 2020 and 2019, respectively.

5. INVENTORIES, CONTRACTS IN PROGRESS AND VEHICLE FLOOR PLAN PAYABLE
Inventories and contracts in progress consist of the following:

	As of
	September 30, 2020	December 31, 2019
(in thousands)
Raw materials	$43,219	$35,119
Work-in-process	11,753	10,775
Finished goods	62,686	70,602
Contracts in progress	6,600	4,338
	$124,258	$120,834
The Company finances new and used vehicle inventory through a standardized floor plan facility (the “floor plan facility”) with Truist Bank. The vehicle floor plan facility bears interest at variable rates that are based on LIBOR plus 1.15% per annum. The weighted average interest rate for the floor plan facility was 1.2% and 3.4% for the three months ended September 30, 2020 and 2019, respectively. The weighted average interest rate for the floor plan facility was 1.9% and 3.4% for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, the aggregate capacity under the floor plan facility was $50 million, of which $23.8 million had been utilized, and is included in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheet. Changes in the vehicle floor plan payable are reported as cash flows from financing activities in the Condensed Consolidated Statements of Cash Flows.
The floor plan facility is collateralized by vehicle inventory and other assets of the relevant dealership subsidiary, and contains a number of covenants, including, among others, covenants restricting the dealership subsidiary with respect to the creation of liens and changes in ownership, officers and key management personnel. The Company was in compliance with all of these restrictive covenants as of September 30, 2020.
The floor plan interest expense related to the vehicle floor plan arrangements is offset by amounts received from manufacturers in the form of floor plan assistance capitalized in inventory and recorded against operating expense in the Condensed Consolidated Statements of Operations when the associated inventory is sold. For the three months ended September 30, 2020 and 2019, the Company recognized a reduction in operating expense of $0.6 million and $0.4 million, respectively, related to manufacturer floor plan assistance. For the nine months ended September 30, 2020 and 2019, the Company recognized a reduction in operating expense of $1.5 million and $1.6 million, respectively, related to manufacturer floor plan assistance.
6. GOODWILL AND OTHER INTANGIBLE ASSETS
The Company changed the presentation of its segments in the third quarter of 2020 into the following seven reportable segments: Kaplan International, Higher Education, Test Preparation, Professional (U.S.), Television Broadcasting, Manufacturing and Healthcare (see Note 16).
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

Amortization of intangible assets for the three months ended September 30, 2020 and 2019, was $14.2 million and $13.6 million, respectively. Amortization of intangible assets for the nine months ended September 30, 2020 and 2019, was $42.6 million and $39.5 million, respectively. Amortization of intangible assets is estimated to be approximately $14 million for the remainder of 2020, $52 million in 2021, $46 million in 2022, $37 million in 2023, $28 million in 2024 and $41 million thereafter. The changes in the carrying amount of goodwill, by segment, were as follows:

(in thousands)	Education	Television Broadcasting	Manufacturing	Healthcare	Other Businesses	Total
Balance as of December 31, 2019
Goodwill	$1,140,958	$190,815	$234,993	$98,421	$69,544	$1,734,731
Accumulated impairment losses	(331,151)	—	(7,616)	—	(7,685)	(346,452)
	809,807	190,815	227,377	98,421	61,859	1,388,279
Measurement period adjustments	154	—	—	—	—	154
Acquisitions	13,022	—	—	—	63,587	76,609
Impairment	—	—	—	—	(6,878)	(6,878)
Foreign currency exchange rate changes	30	—	—	—	—	30
Balance as of September 30, 2020
Goodwill	1,154,164	190,815	234,993	98,421	133,131	1,811,524
Accumulated impairment losses	(331,151)	—	(7,616)	—	(14,563)	(353,330)
	$823,013	$190,815	$227,377	$98,421	$118,568	$1,458,194
The changes in carrying amount of goodwill at the Company’s education division were as follows:

(in thousands)	Kaplan International	Higher Education	Test Preparation	Professional (U.S.)	Total
Balance as of December 31, 2019
Goodwill	$595,604	$174,564	$166,920	$203,870	$1,140,958
Accumulated impairment losses	—	(111,324)	(102,259)	(117,568)	(331,151)
	595,604	63,240	64,661	86,302	809,807
Measurement period adjustments	154	—	—	—	154
Acquisitions	9,788	—	—	3,234	13,022
Foreign currency exchange rate changes	74	—	—	(44)	30
Balance as of September 30, 2020
Goodwill	605,620	174,564	166,920	207,060	1,154,164
Accumulated impairment losses	—	(111,324)	(102,259)	(117,568)	(331,151)
	$605,620	$63,240	$64,661	$89,492	$823,013
Other intangible assets consist of the following:

		As of September 30, 2020			As of December 31, 2019
(in thousands)	Useful Life Range	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Student and customer relationships	2–10 years	$293,025	$169,415	$123,610	$291,626	$144,625	$147,001
Trade names and trademarks	2–10 years	109,241	51,262	57,979	87,190	42,770	44,420
Network affiliation agreements	10 years	17,400	6,454	10,946	17,400	5,148	12,252
Databases and technology	3–6 years	34,438	17,877	16,561	30,623	12,850	17,773
Noncompete agreements	2–5 years	1,000	911	89	1,313	929	384
Other	1–8 years	24,800	15,860	8,940	24,800	13,149	11,651
		$479,904	$261,779	$218,125	$452,952	$219,471	$233,481
Indefinite-Lived Intangible Assets
Trade names and trademarks		$84,833			$100,491
Franchise agreements		21,858			28,556
FCC licenses		11,000			11,000
Licensure and accreditation		150			150
		$117,841			$140,197

7. DEBT
The Company’s borrowings consist of the following:

	As of
	September 30, 2020	December 31, 2019
(in thousands)
5.75% unsecured notes due June 1, 2026 (1)	$395,931	$395,393
Revolving credit facility	77,156	—
U.K. credit facility (2)	—	78,650
Commercial note	26,000	27,500
Pinnacle Bank term loan	10,837	11,203
Pinnacle Bank line of credit	1,959	—
Other indebtedness	3,503	83
Total Debt	$515,386	$512,829
Less: current portion	(6,104)	(82,179)
Total Long-Term Debt	$509,282	$430,650
____________
(1)     The carrying value is net of $4.1 million and $4.6 million of unamortized debt issuance costs as of September 30, 2020 and December 31, 2019, respectively.
(2)     The carrying value is net of $0.1 million of unamortized debt issuance costs as of December 31, 2019.

On June 29, 2020, Kaplan borrowed £60 million under the Company’s revolving credit facility and used the proceeds from the borrowing to repay the outstanding balance on the U.K credit facility upon its maturity on June 30, 2020. The interest rate swap related to this U.K. credit facility matured on July 1, 2020. At September 30, 2020, the interest rate on the revolving credit facility was 1 month GBP LIBOR plus 1.50%.
The Company’s GHG subsidiary had $2.0 million outstanding under its line of credit as of September 30, 2020 at an interest rate of monthly LIBOR plus 2.75%. The Company’s other indebtedness at September 30, 2020 is at interest rates of 0% to 16% and matures between 2020 and 2030. The Company’s other indebtedness at December 31, 2019 is at an interest rate of 2% and matures in 2026.
On December 2, 2019, a subsidiary of GHG entered into a Loan & Security Agreement with Pinnacle Bank for a Term Loan of $11.25 million and a two-year Line of Credit for $2.25 million. The Term Loan is payable over a five-year period in monthly installments, plus accrued and unpaid interest, due on the second day of each month, with the remaining balance due on December 2, 2024. The Term Loan bears interest at 4.35% per annum. The Term Loan can be redeemed at any time, in whole or in part, without any premium or penalty. Borrowings on the Line of Credit bear interest at a rate per annum of LIBOR plus an applicable interest rate of 2.75%, determined on a monthly basis. Under the credit agreement, the borrower is required to pay a commitment fee on a quarterly basis, at the rate per annum equal to 0.25% on the average daily unused portion of the credit facility. The borrower may use the proceeds of the facility for working capital and general corporate purposes. Any outstanding borrowings must be repaid on or prior to the final termination date. The agreement contains terms and conditions, including remedies in the event of a default. The Company is in compliance with all financial covenants as of September 30, 2020.
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

During the three months ended September 30, 2020 and 2019, the Company had average borrowings outstanding of approximately $515.1 million and $501.1 million, respectively, at average annual interest rates of approximately 5.0% and 5.1%, respectively. During the three months ended September 30, 2020 and 2019, the Company incurred net interest expense of $6.4 million and $5.3 million, respectively.
During the nine months ended September 30, 2020 and 2019, the Company had average borrowings outstanding of approximately $512.8 million and $499.7 million, respectively, at average annual interest rates of approximately 5.1%. During the nine months ended September 30, 2020 and 2019, the Company incurred net interest expense of $19.3 million and $17.8 million, respectively.
At September 30, 2020, the fair value of the Company’s 5.75% unsecured notes, based on quoted market prices (Level 2 fair value assessment), totaled $422.8 million, compared with the carrying amount of $395.9 million. At December 31, 2019, the fair value of the Company’s 5.75% unsecured notes, based on quoted market prices (Level 2 fair value assessment), totaled $427.7 million, compared with the carrying amount of $395.4 million. The carrying value of the Company’s other unsecured debt at September 30, 2020 and December 31, 2019 approximates fair value.

8. FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	As of September 30, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market investments (1)	$—	$178,054	$—	$178,054
Marketable equity securities (2)	491,172	—	—	491,172
Other current investments (3)	12,008	3,066	—	15,074
Total Financial Assets	$503,180	$181,120	$—	$684,300
Liabilities
Deferred compensation plan liabilities (4)	$—	$28,484	$—	$28,484
Contingent consideration liabilities (5)	—	—	45,687	45,687
Interest rate swap (6)	—	2,624	—	2,624
Mandatorily redeemable noncontrolling interest (7)	—	—	768	768
Total Financial Liabilities	$—	$31,108	$46,455	$77,563

	As of December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market investments (1)	$—	$45,150	$—	$45,150
Marketable equity securities (2)	585,080	—	—	585,080
Other current investments (3)	8,843	6,044	—	14,887
Interest rate swap (8)	—	131	—	131
Total Financial Assets	$593,923	$51,325	$—	$645,248
Liabilities
Deferred compensation plan liabilities (4)	$—	$34,674	$—	$34,674
Interest rate swap (6)	—	1,119	—	1,119
Foreign exchange swap (9)	—	273	—	273
Mandatorily redeemable noncontrolling interest (7)	—	—	829	829
Total Financial Liabilities	$—	$36,066	$829	$36,895
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
(5)    Included in Accounts payable and accrued liabilities and Other Liabilities. The Company determined the fair value of the contingent consideration using a Monte Carlo simulation as of the acquisition date, which included using estimated financial projections for the acquired business. The Company has subsequently recorded a $0.8 million non-cash accretion of the contingent consideration and settled $5.7 million of the liability in the three and nine months ended September 30, 2020.
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
(8)     Included in Other current assets. The Company utilized a market approach model using the notional amount of the interest rate swap multiplied by the observable inputs of time to maturity and market interest rates.
(9)    Included in Accounts payable and accrued liabilities, and valued based on a valuation model that calculates the differential between the contract price and the market-based forward rate.
During the three and nine months ended September 30, 2020, the Company recorded other long-lived asset impairment charges of $1.9 million and $13.4 million, respectively (see Note 16). During the three and nine months ended September 30, 2019, the Company recorded other long-lived asset impairment charges of $0.4 million and $1.1 million, respectively. The remeasurement of other long-lived assets is classified as a Level 3 fair value assessment due to the significance of unobservable inputs developed in the determination of the fair value. The Company used a discounted cash flow model to determine the estimated fair value of the other long-lived assets and made estimates and assumptions regarding future cash flows and discount rates.

During the first quarter of 2020, the Company recorded goodwill and indefinite-lived intangible asset impairment charges of $16.4 million. The remeasurement of the goodwill and indefinite-lived intangible assets is classified as a Level 3 fair value assessment due to the significance of unobservable inputs developed in the determination of the fair value. The Company used a discounted cash flow model to determine the estimated fair value of the reporting unit and indefinite-lived intangible assets and made estimates and assumptions regarding future cash flows, royalty rates, discount rates, and long-term growth rates.
During the nine months ended September 30, 2020, the Company recorded impairment losses of $2.6 million to equity securities that are accounted for as cost method investments. During the three and nine months ended September 30, 2020, the Company recorded gains of $1.6 million and $4.2 million, respectively, to an equity security that is accounted for as a cost method investment based on observable transactions for identical or similar investments of the same issuer. During the three and nine months ended September 30, 2019, the Company recorded gains of $3.7 million and $5.1 million, respectively, to equity securities that are accounted for as cost method investments based on observable transactions for identical or similar investments of the same issuer.
In the first quarter of 2020, the Company recorded impairment charges of $3.6 million on two of its investments in affiliates.
9. INCOME TAXES
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted, which included several technical corrections to the 2017 Tax Cuts and Jobs Act and provisions allowing certain net operating losses generated by businesses in 2018, 2019 and 2020 to be carried back five prior tax years. Overall, the CARES Act had limited impact on the Company’s tax provision for the first nine months of 2020.
On July 1, 2015 (the Distribution Date), the Company completed the spin-off of Cable ONE as an independent, publicly traded company. The transaction was structured as a tax-free spin-off of Cable ONE to the stockholders of the Company. Since July 1, 2015, Cable One has been an independent public company trading on the New York Stock Exchange under the symbol “CABO”. In connection with the CARES Act, Cable One now has the ability to carryback its 2019 taxable losses to the tax period from January 1, 2015 to June 30, 2015, the period in which Cable One was included in the Company’s 2015 tax return. As a result, the Company amended its 2015 tax returns in order to accommodate Cable One's request to carryback its 2019 taxable losses. The Company expects that this action will have no impact on the results or the financial position of the Company. To reflect the expected refund due to Cable One, the Company has included an estimated $21.9 million current income tax receivable and a corresponding current liability to Cable One on its balance sheet as of September 30, 2020.
10. REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company generated 83% and 78% and of its revenue from U.S. domestic sales for the three and nine months ended September 30, 2020, respectively. The remaining 17% and 22% of revenue was generated from non-U.S. sales for the three and nine months ended September 30, 2020, respectively. For the three and nine months ended September 30, 2019, 79% and 77% of revenue was from U.S. domestic sales, and the remaining 21% and 23% of revenue was generated from non-U.S. sales.
For the three and nine months ended September 30, 2020, the Company recognized 71% and 73% of its revenue over time as control of the services and goods transferred to the customer, and the remaining 29% and 27% at a point in time, when the customer obtained control of the promised goods. For the three and nine months ended September 30, 2019, the Company recognized 70% and 74% of its revenue over time, and the remaining 30% and 26% at a point in time.
In the second quarter of 2020, GHG received $7.4 million under the CARES Act as a general distribution from the Provider Relief Fund to provide relief for lost revenues and expenses incurred in connection with COVID-19. The healthcare revenues for the three and nine months ended September 30, 2020 includes $0.2 million and $5.7 million, respectively, for lost revenues related to COVID-19 (see Note 16).
Contract Assets. As of September 30, 2020, the Company recognized a contract asset of $7.4 million related to a contract at a Kaplan International business, which is included in Deferred Charges and Other Assets. The Company expects to recognize an additional $9.2 million related to this performance obligation over the next 2 years. As of December 31, 2019, the contract asset was $5.3 million.

Deferred Revenue. The Company records deferred revenue when cash payments are received or due in advance of the Company’s performance, including amounts which are refundable. The following table presents the change in the Company’s deferred revenue balance:

	As of
	September 30, 2020	December 31, 2019%
(in thousands)			Change
Deferred revenue	$332,168	$359,048	(7)
In April 2020, GHG received $31.5 million under the expanded Medicare Accelerated and Advanced Payment Program modified by the CARES Act as a result of COVID-19. The amount is included in the current and noncurrent deferred revenue balances on the Condensed Consolidated Balance Sheet as of September 30, 2020. The Department of Health and Human Services will recoup this advance beginning 365 days after the payment was issued, and the deferred revenue will be reduced by a portion of the amount of revenue recognized for claims submitted for services provided after the recoupment period begins.
The majority of the change in the deferred revenue balance is related to the cyclical nature of services at the Kaplan international division and currency translation adjustments, partially offset by an increase at GHG. During the nine months ended September 30, 2020, the Company recognized $293.2 million related to the Company’s deferred revenue balance as of December 31, 2019.
Revenue allocated to remaining performance obligations represents deferred revenue amounts that will be recognized as revenue in future periods. As of September 30, 2020, Kaplan Test Preparation’s (KTP) deferred revenue balance related to certain medical and nursing qualifications with an original contract length greater than twelve months was $10.2 million. KTP expects to recognize 69% of this revenue over the next twelve months and the remainder thereafter.
Costs to Obtain a Contract. The following table presents changes in the Company’s costs to obtain a contract asset:

(in thousands)	Balance at Beginning of Period	Costs associated with new contracts	Less: Costs amortized during the period	Other	Balance at End of Period
2020	$31,020	$24,714	$(39,168)	$(862)	$15,704
The majority of other activity is related to currency translation adjustments during the nine months ended September 30, 2020.
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

The following reflects the Company’s net income and share data used in the basic and diluted earnings per share computations using the two-class method:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands, except per share amounts)	2020	2019	2020	2019
Numerator:
Numerator for basic earnings per share:
Net income attributable to Graham Holdings Company common stockholders	$77,615	$43,145	$63,224	$181,974
Less: Dividends paid-common stock outstanding and unvested restricted shares	(7,100)	(7,386)	(29,970)	(29,554)
Undistributed earnings	70,515	35,759	33,254	152,420
Percent allocated to common stockholders	99.43%	99.44%	99.43%	99.44%
	70,116	35,559	33,066	151,570
Add: Dividends paid-common stock outstanding	7,059	7,345	29,806	29,389
Numerator for basic earnings per share	$77,175	$42,904	$62,872	$180,959
Add: Additional undistributed earnings due to dilutive stock options	1	2	1	7
Numerator for diluted earnings per share	$77,176	$42,906	$62,873	$180,966
Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	5,060	5,285	5,176	5,285
Add: Effect of dilutive stock options	12	44	16	43
Denominator for diluted earnings per share	5,072	5,329	5,192	5,328
Graham Holdings Company Common Stockholders:
Basic earnings per share	$15.25	$8.12	$12.15	$34.24
Diluted earnings per share	$15.22	$8.05	$12.11	$33.96
Diluted earnings per share excludes the following weighted average potential common shares, as the effect would be antidilutive, as computed under the treasury stock method:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2020	2019	2020	2019
Weighted average restricted stock	12	14	11	12
The diluted earnings per share amounts for the three and nine months ended September 30, 2020 and September 30, 2019 exclude the effects of 189,000 and 104,000 stock options outstanding, respectively, as their inclusion would have been antidilutive due to a market condition.
In the three and nine months ended September 30, 2020, the Company declared regular dividends totaling $1.45 and $5.80 per common share, respectively. In the three and nine months ended September 30, 2019, the Company declared regular dividends totaling $1.39 and $5.56 per common share, respectively.
12. PENSION AND POSTRETIREMENT PLANS
Defined Benefit Plans. The total benefit arising from the Company’s defined benefit pension plans consists of the following components:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2020	2019	2020	2019
Service cost	$5,457	$5,142	$17,044	$15,326
Interest cost	8,139	11,743	24,448	35,078
Expected return on assets	(28,347)	(30,832)	(85,081)	(91,955)
Amortization of prior service cost	708	824	2,123	2,058
Net Periodic Benefit	(14,043)	(13,123)	(41,466)	(39,493)
Special separation benefit expense	7,783	(175)	13,797	6,432
Total Benefit	$(6,260)	$(13,298)	$(27,669)	$(33,061)
In the third quarter of 2020, the Company recorded $7.8 million in expenses related to a Separation Incentive Program (SIP) for certain Kaplan employees, which is being funded from the assets of the Company’s pension plan.

In the second quarter of 2020, the Company recorded $6.0 million in expenses related to a SIP for certain Kaplan, Code3 and Decile employees, which was funded from the assets of the Company’s pension plan.
In the second quarter of 2019, the Company offered a SIP for certain Kaplan employees, which was funded from the assets of the Company’s pension plan. The Company recorded $6.4 million in expense related to the SIP for the nine months ended September 30, 2019.
The total cost arising from the Company’s Supplemental Executive Retirement Plan (SERP) consists of the following components:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2020	2019	2020	2019
Service cost	$238	$214	$715	$643
Interest cost	920	1,079	2,759	3,236
Amortization of prior service cost	83	85	248	254
Recognized actuarial loss	1,316	579	3,950	1,736
Net Periodic Cost	$2,557	$1,957	$7,672	$5,869
Defined Benefit Plan Assets. The Company’s defined benefit pension obligations are funded by a portfolio made up of a private investment fund, a U.S. stock index fund, and a relatively small number of stocks and high-quality fixed-income securities that are held by a third-party trustee. The assets of the Company’s pension plan were allocated as follows:

	As of
	September 30, 2020	December 31, 2019

U.S. equities	61%	62%
Private investment fund	16%	7%
U.S. stock index fund	9%	14%
U.S. fixed income	7%	10%
International equities	7%	7%
	100%	100%
The Company manages approximately 40% of the pension assets internally, of which the majority is invested in a private investment fund with the remaining investments in Berkshire Hathaway stock, a U.S. stock index fund and short-term fixed-income securities. The remaining 60% of plan assets are managed by two investment companies. The goal of the investment managers is to produce moderate long-term growth in the value of these assets, while protecting them against large decreases in value. Both investment managers may invest in a combination of equity and fixed-income securities and cash. The managers are not permitted to invest in securities of the Company or in alternative investments. One investment manager cannot invest more than 15% of the assets at the time of purchase in the stock of Alphabet and Berkshire Hathaway, and no more than 30% of the assets it manages in specified international exchanges at the time the investment is made. The other investment manager cannot invest more than 20% of the assets at the time of purchase in the stock of Berkshire Hathaway, and no more than 15% of the assets it manages in specified international exchanges, at the time the investment is made, and no less than 10% of the assets could be invested in fixed-income securities. Excluding the exceptions noted above, the investment managers cannot invest more than 10% of the assets in the securities of any other single issuer, except for obligations of the U.S. Government, without receiving prior approval from the Plan administrator.
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
The Company evaluated its defined benefit pension plan asset portfolio for the existence of significant concentrations (defined as greater than 10% of plan assets) of credit risk as of September 30, 2020. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country and individual fund. At September 30, 2020, the pension plan held investments in one common stock and one private investment fund that exceeded 10% of total plan assets, valued at $726.6 million, or approximately 29% of total plan assets. At December 31, 2019, the pension plan held investments in one common stock and one U.S. stock index fund that exceeded 10% of total plan assets, valued at $704.8 million, or approximately 30% of total plan assets.

Other Postretirement Plans. The total cost arising from the Company’s other postretirement plans consists of the following components:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2020	2019	2020	2019
Interest cost	$41	$72	$125	$216
Amortization of prior service credit	(120)	(1,841)	(361)	(5,522)
Recognized actuarial gain	(1,012)	(1,090)	(3,036)	(3,270)
Net Periodic Benefit	$(1,091)	$(2,859)	$(3,272)	$(8,576)
13. OTHER NON-OPERATING INCOME
A summary of non-operating income is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2020	2019	2020	2019
Gain on cost method investments	$1,638	$3,669	$4,209	$5,080
Gain on acquiring a controlling interest in an equity affiliate	—	—	3,708	—
Impairment of cost method investments	—	—	(2,577)	—
Gain on sale of businesses	755	486	2,515	907
Gain on sale of equity affiliates	—	—	1,370	28,994
Gain on sale of cost method investments	521	259	1,039	259
Foreign currency (loss) gain, net	(2,343)	661	877	1,284
Other (loss) gain, net	(349)	481	(131)	(389)
Total Other Non-Operating Income	$222	$5,556	$11,010	$36,135
In the third quarter of 2020, the Company recorded a $1.6 million gain resulting from observable price changes in the fair value of an equity security accounted for under the cost method.
The Company recorded contingent consideration gains of $0.8 million and $2.5 million, respectively, for the three and nine months ended September 30, 2020, related to the disposition of Kaplan University in 2018.
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

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The other comprehensive income (loss) consists of the following components:

	Three Months Ended September 30
	2020			2019
	Before-Tax	Income	After-Tax	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$20,430	$—	$20,430	$(16,684)	$—	$(16,684)
Pension and other postretirement plans:
Amortization of net prior service cost (credit) included in net income	671	(180)	491	(932)	252	(680)
Amortization of net actuarial loss (gain) included in net income	304	(83)	221	(511)	138	(373)
	975	(263)	712	(1,443)	390	(1,053)
Cash flow hedges:
Gain (loss) for the period	157	(36)	121	(477)	128	(349)
Other Comprehensive Income (Loss)	$21,562	$(299)	$21,263	$(18,604)	$518	$(18,086)

	Nine Months Ended September 30
	2020			2019
	Before-Tax	Income	After-Tax	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(541)	$—	$(541)	$(17,755)	$—	$(17,755)
Pension and other postretirement plans:
Amortization of net prior service cost (credit) included in net income	2,010	(542)	1,468	(3,210)	867	(2,343)
Amortization of net actuarial loss (gain) included in net income	914	(247)	667	(1,534)	414	(1,120)
	2,924	(789)	2,135	(4,744)	1,281	(3,463)
Cash flow hedges:
Loss for the period	(1,564)	358	(1,206)	(904)	231	(673)
Other Comprehensive Income (Loss)	$819	$(431)	$388	$(23,403)	$1,512	$(21,891)
The accumulated balances related to each component of other comprehensive income (loss) are as follows:

(in thousands, net of taxes)	Cumulative Foreign Currency Translation Adjustment	Unrealized Gain on Pensions and Other Postretirement Plans	Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance as of December 31, 2019	$(21,888)	$325,921	$(738)	$303,295
Other comprehensive loss before reclassifications	(541)	—	(1,532)	(2,073)
Net amount reclassified from accumulated other comprehensive income (loss)	—	2,135	326	2,461
Other comprehensive income (loss), net of tax	(541)	2,135	(1,206)	388
Balance as of September 30, 2020	$(22,429)	$328,056	$(1,944)	$303,683

The amounts and line items of reclassifications out of Accumulated Other Comprehensive Income (Loss) are as follows:

	Three Months Ended September 30		Nine Months Ended September 30		Affected Line Item in the Condensed Consolidated Statements of Operations

(in thousands)	2020	2019	2020	2019
Pension and Other Postretirement Plans:
Amortization of net prior service cost (credit)	$671	$(932)	$2,010	$(3,210)	(1)
Amortization of net actuarial loss (gain)	304	(511)	914	(1,534)	(1)
	975	(1,443)	2,924	(4,744)	Before tax
	(263)	390	(789)	1,281	Provision for Income Taxes
	712	(1,053)	2,135	(3,463)	Net of Tax
Cash Flow Hedges
	166	(24)	313	(151)	Interest expense
	—	11	13	40	Provision for Income Taxes
	166	(13)	326	(111)	Net of Tax
Total reclassification for the period	$878	$(1,066)	$2,461	$(3,574)	Net of Tax
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
The UK Pathways Colleges located in England were required to register with the Office for Students (OfS) to ensure they could continue operating as English higher education providers. Application was made in May 2019 and the UK Pathways colleges (excluding Glasgow and York) were entered on the OfS register of approved providers with Approved Fee Cap Status on August 26, 2020. These colleges now operate under the regulatory oversight of the OfS. Colleges registered with the OfS under Approved Fee Cap status do not charge students VAT on tuition fees on the basis of a statutory exemption available to Approved Fee Cap providers. The York College forms part of the University of York’s Approved Fee Cap registration. The Glasgow College is not presently included in the OfS registration as it is located in Scotland. Under a different statutory VAT exemption, bodies which qualify for VAT purposes as a “college of a university“ are able to exempt their tuition fees from VAT, and UK Pathways Glasgow College applies this status. In 2019, a tax case was determined by the U.K. Supreme Court on the meaning of “college of a university”. The Supreme Court decided the case in the college’s favor. The result was more favorable to private providers working in collaboration with a university. The Supreme Court emphasized five principal tests for a private provider to meet for it to be sufficiently integrated with a university, to qualify as a “college of a university” even if it does not have a constitutional link to the university. Although the focus on these five tests has now been incorporated into official HMRC guidance, it is not yet clear how HMRC will apply the Supreme Court judgment and the five key tests in practice.
On January 10, 2020, Kaplan Bournemouth Limited received an improvement notice from Bournemouth, Christchurch and Poole Council, a local government authority, under section 11 of the U.K. Housing Act 2004 in relation to its leased student residence in Bournemouth, U.K. This notice follows the Council’s assessment that a category 1 fire hazard exists at the property and requires certain remedial work to be undertaken at the property within a specified timetable. This work comprises a number of items, including the removal of aluminum composite material (ACM) cladding and high pressure laminate (HPL) cladding from the facade of the building. Kaplan Bournemouth Limited appealed the notice on January 31, 2020, to contest certain remedial requirements, although it will not contest the requirement for the removal of the ACM and HPL cladding. Following the issuance of the appeal, a mediation was initially scheduled for April 2020 but was postponed due to the COVID-19 pandemic. The tribunal appeal proceedings are stayed until later in the fourth quarter of 2020. During this time, Kaplan has entered into discussions with the Council with a view to reaching an agreement on the remedial works required. If these discussions are unsuccessful, Kaplan will continue its appeal to the tribunal. If Kaplan is not successful in its appeal, additional substantial work may be required in connection with the building.
16. BUSINESS SEGMENTS
In July 2020, SocialCode announced it will split into two separate companies. SocialCode’s marketing agency business continues to operate under the new name Code3, and the legacy business surrounding the Audience Intelligence Platform (AIP) continues as a separate software company, operating under the new name, Decile. As a result of this change, the Company changed the presentation of its segments in the third quarter of 2020 into the following seven reportable segments: Kaplan International, Higher Education, Test Preparation, Professional (U.S.), Television Broadcasting, Manufacturing and Healthcare. Code3 and Decile are now reported in other businesses.
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
In June 2020, Kaplan announced a plan to combine its three primary divisions based in the United States (Kaplan Test Prep, Kaplan Professional, and Kaplan Higher Education) into one business known as Kaplan North America. The plan for this combination is in the process of being implemented and is designed to create and reinforce Kaplan’s competitiveness in each market, and new markets into which Kaplan extends.
In the first nine months of 2020, Kaplan recorded restructuring costs related to severance, the exit of classroom and office facilities, and approved Separation Incentive Programs that reduced the number of employees at all of Kaplan’s divisions. Kaplan is in the process of developing additional cost reduction plans to be implemented in the fourth quarter of 2020.
In the second quarter of 2020, Code3 and Decile recorded restructuring costs in connection with a restructuring plan that included the exit of an office facility, an approved Separation Incentive Program to reduce the number of employees, and other cost reduction initiatives to mitigate the adverse impact of COVID-19 on advertising demand.

Restructuring related costs across all businesses in 2020 were recorded as follows:

	Three Months Ended September 30, 2020
(in thousands)	Kaplan International	Higher Education	Test Preparation	Professional (U.S)	Kaplan Corporate	Total Education	Other Businesses	Total
Severance(1)	$959	$—	$913	$—	$—	$1,872	$—	$1,872
Impairment of other long-lived assets:
Lease right-of-use assets	—	—	1,710	—	—	1,710	—	1,710
Property, plant and equipment	—	—	206	—	—	206	—	206
Non-operating pension and postretirement benefit income, net	—	802	4,829	1,458	694	7,783	—	7,783
Total Restructuring Related Costs	$959	$802	$7,658	$1,458	$694	$11,571	$—	$11,571

	Nine Months Ended September 30, 2020
(in thousands)	Kaplan International	Higher Education	Test Preparation	Professional (U.S)	Kaplan Corporate	Total Education	Other Businesses	Total
Severance	$2,183	$—	$913	$—	$—	$3,096	$—	$3,096
Facility related costs:
Operating lease cost	2,418	3,442	2,740	556	—	9,156	—	9,156
Accelerated depreciation of property, plant and equipment	1,472	95	1,792	9	—	3,368	—	3,368
Total Restructuring Costs Included in Segment Results(1)	$6,073	$3,537	$5,445	$565	$—	$15,620	$—	$15,620
Impairment of other long-lived assets:
Lease right-of-use assets	3,790	2,062	1,953	1,955	—	9,760	1,405	11,165
Property, plant and equipment	1,199	174	206	597	—	2,176	86	2,262
Non-operating pension and postretirement benefit income, net	1,100	2,233	4,829	3,753	883	12,798	999	13,797
Total Restructuring Related Costs	$12,162	$8,006	$12,433	$6,870	$883	$40,354	$2,490	$42,844
____________
(1)    These amounts are included in the segments’ Income (Loss) from Operations before Amortization of Intangible Assets and Impairment of Goodwill and Other Long-Lived Assets.
In June 2020, CRG made the decision to close its restaurant and entertainment venue in Columbia, MD effective July 19, 2020 and recorded accelerated depreciation of property, plant and equipment totaling $2.8 million and $5.7 million for the three and nine months ended September 30, 2020, respectively.

The following tables summarize the financial information related to each of the Company’s business segments:

	Three months ended		Nine months ended
	September 30		September 30
(in thousands)	2020	2019	2020	2019
Operating Revenues
Education	$302,467	$357,319	$992,020	$1,097,536
Television broadcasting	133,828	115,161	350,038	340,012
Manufacturing	106,690	111,676	303,387	341,706
Healthcare	51,426	40,688	146,601	119,057
Other businesses	123,096	114,200	311,241	270,618
Corporate office	—	—	—	—
Intersegment elimination	(525)	(224)	(1,177)	(308)
	$716,982	$738,820	$2,102,110	$2,168,621
Income (Loss) from Operations before Amortization of Intangible Assets and Impairment of Goodwill and Other Long-Lived Assets
Education	$9,584	$(3,217)	$45,022	$56,320
Television broadcasting	54,105	38,221	116,229	121,071
Manufacturing	11,838	13,367	30,982	34,391
Healthcare	8,965	3,122	23,569	10,857
Other businesses	(15,443)	(9,251)	(54,795)	(28,336)
Corporate office	(12,739)	(12,030)	(34,331)	(39,492)
	$56,310	$30,212	$126,676	$154,811
Amortization of Intangible Assets and Impairment of Goodwill and Other Long-lived Assets
Education	$6,251	$3,944	$24,743	$11,581
Television broadcasting	1,360	1,408	4,081	4,224
Manufacturing	6,987	6,522	21,112	19,580
Healthcare	823	1,914	3,440	4,722
Other businesses	645	156	19,094	470
Corporate office	—	—	—	—
	$16,066	$13,944	$72,470	$40,577
Income (Loss) from Operations
Education	$3,333	$(7,161)	$20,279	$44,739
Television broadcasting	52,745	36,813	112,148	116,847
Manufacturing	4,851	6,845	9,870	14,811
Healthcare	8,142	1,208	20,129	6,135
Other businesses	(16,088)	(9,407)	(73,889)	(28,806)
Corporate office	(12,739)	(12,030)	(34,331)	(39,492)
	$40,244	$16,268	$54,206	$114,234
Equity in Earnings of Affiliates, Net	4,092	4,683	3,727	7,829
Interest Expense, Net	(6,357)	(5,302)	(19,307)	(17,834)
Non-Operating Pension and Postretirement Benefit Income, Net	10,489	19,556	41,028	51,737
Gain (Loss) on Marketable Equity Securities, Net	59,364	17,404	(1,139)	49,261
Other Income, Net	222	5,556	11,010	36,135
Income Before Income Taxes	$108,054	$58,165	$89,525	$241,362
Depreciation of Property, Plant and Equipment
Education	$6,822	$6,258	$24,475	$18,596
Television broadcasting	3,399	3,307	10,188	9,839
Manufacturing	2,557	2,671	7,610	7,488
Healthcare	318	566	1,351	1,783
Other businesses	5,208	2,330	13,946	4,351
Corporate office	177	219	528	701
	$18,481	$15,351	$58,098	$42,758
Pension Service Cost
Education	$2,350	$2,603	$7,527	$7,789
Television broadcasting	817	762	2,449	2,273
Manufacturing	318	20	1,107	60
Healthcare	136	123	407	369
Other businesses	410	434	1,276	1,235
Corporate office	1,426	1,200	4,278	3,600
	$5,457	$5,142	$17,044	$15,326

Asset information for the Company’s business segments is as follows:

	As of
(in thousands)	September 30, 2020	December 31, 2019
Identifiable Assets
Education	$1,880,694	$2,032,425
Television broadcasting	451,660	463,689
Manufacturing	564,207	564,251
Healthcare	160,633	160,033
Other businesses	524,998	567,395
Corporate office	258,469	103,764
	$3,840,661	$3,891,557
Investments in Marketable Equity Securities	491,172	585,080
Investments in Affiliates	157,529	162,249
Prepaid Pension Cost	1,322,151	1,292,350
Total Assets	$5,811,513	$5,931,236

The Company’s education division comprises the following operating segments:

	Three Months Ended		Nine months ended
	September 30		September 30
(in thousands)	2020	2019	2020	2019
Operating Revenues
Kaplan international	$123,768	$178,169	$488,096	$552,505
Higher education	83,841	78,712	243,831	237,780
Test preparation	59,737	64,710	153,687	191,533
Professional (U.S.)	32,831	33,820	99,954	110,181
Kaplan corporate and other	3,194	2,450	9,438	7,121
Intersegment elimination	(904)	(542)	(2,986)	(1,584)
	$302,467	$357,319	$992,020	$1,097,536
Income before Amortization of Intangible Assets and Impairment of Long-Lived Assets
Kaplan international	$(13,759)	$(14,226)	$21,256	$35,596
Higher education	6,853	5,177	21,883	9,813
Test preparation	13,348	4,959	(376)	8,794
Professional (U.S.)	5,721	4,939	13,225	20,943
Kaplan corporate and other	(2,579)	(4,067)	(10,971)	(18,824)
Intersegment elimination	—	1	5	(2)
	$9,584	$(3,217)	$45,022	$56,320
Amortization of Intangible Assets	$4,335	$3,944	$12,807	$10,888
Impairment of Long-lived Assets	$1,916	$—	$11,936	$693
Income (Loss) from Operations
Kaplan international	$(13,759)	$(14,226)	$21,256	$35,596
Higher education	6,853	5,177	21,883	9,813
Test preparation	13,348	4,959	(376)	8,794
Professional (U.S.)	5,721	4,939	13,225	20,943
Kaplan corporate and other	(8,830)	(8,011)	(35,714)	(30,405)
Intersegment elimination	—	1	5	(2)
	$3,333	$(7,161)	$20,279	$44,739
Depreciation of Property, Plant and Equipment
Kaplan international	$4,585	$3,600	$14,782	$11,198
Higher education	682	840	2,237	2,066
Test preparation	335	774	3,768	2,358
Professional (U.S.)	1,119	978	3,397	2,802
Kaplan corporate and other	101	66	291	172
	$6,822	$6,258	$24,475	$18,596
Pension Service Cost
Kaplan international	$102	$114	$334	$341
Higher education	973	1,136	3,113	3,401
Test preparation	748	847	2,394	2,534
Professional (U.S.)	238	340	761	1,017
Kaplan corporate and other	289	166	925	496
	$2,350	$2,603	$7,527	$7,789
Asset information for the Company’s education division is as follows:

	As of
(in thousands)	September 30, 2020	December 31, 2019
Identifiable assets
Kaplan international	$1,332,098	$1,455,122
Higher education	197,983	196,761
Test preparation	138,180	151,655
Professional (U.S.)	145,762	160,799
Kaplan corporate and other	66,671	68,088
	$1,880,694	$2,032,425

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.
This analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto.
Results of Operations
The Company reported net income attributable to common shares of $77.6 million ($15.22 per share) for the third quarter of 2020, compared to $43.1 million ($8.05 per share) for the third quarter of 2019.
The novel coronavirus (COVID-19) pandemic and measures taken to prevent its spread, such as travel restrictions, shelter in place orders and mandatory closures, significantly impacted the Company’s results for the first nine months of 2020, largely from reduced demand for the Company’s products and services. This significant adverse impact is expected to continue for the remainder of 2020 and into 2021. The Company’s management has taken a variety of measures to reduce costs and capital expenditures. The Company cannot predict the severity or duration of the pandemic, the extent to which demand for the Company’s products and services will be adversely affected or the degree to which financial and operating results will be negatively impacted.
Items included in the Company’s income before income taxes for the third quarter of 2020:
•$1.9 million in long-lived asset impairment charges at the education division;
•$1.9 million in restructuring charges at education division;
•$2.8 million in accelerated depreciation at other businesses;
•a $1.2 million reduction to operating expenses from property, plant and equipment gains in connection with the spectrum repacking mandate of the FCC;
•$7.0 million in expenses related to a non-operating Separation Incentive Program at the education division;
•$59.4 million in net gains on marketable equity securities;
•a non-operating gain of $1.6 million from the write-up of a cost method investment; and
•$2.3 million in non-operating foreign currency losses.
Items included in the Company’s income before income taxes for the third quarter of 2019:
•a $20.4 million provision recorded at Kaplan International related to a Value Added Tax (VAT) receivable at UK Pathways;
•a $1.1 million reduction to operating expenses from property, plant and equipment gains in connection with the spectrum repacking mandate of the FCC;
•$17.4 million in net gains on marketable equity securities;
•non-operating gain of $3.7 million from write-ups of cost method investments; and
•$0.7 million in non-operating foreign currency gains.
Revenue for the third quarter of 2020 was $717.0 million, down 3% from $738.8 million in the third quarter of 2019, largely due to the impact of COVID-19. Revenues declined at education and manufacturing, partially offset by increases at television broadcasting, healthcare and other businesses. The Company reported operating income of $40.2 million for the third quarter of 2020, compared to $16.3 million for the third quarter of 2019. The operating income increase is driven by higher earnings in education, television broadcasting and healthcare, partially offset by declines in manufacturing and other businesses.
For the first nine months of 2020, the Company reported net income attributable to common shares of $63.2 million ($12.11 per share) compared to $182.0 million ($33.96 per share) for the first nine months of 2019.

Items included in the Company’s income before income taxes for the nine months of 2020:
•$27.6 million in goodwill and other long-lived asset impairment charges;
•$12.1 million in restructuring charges at the education division;
•$5.7 million in accelerated depreciation at other businesses;
•a $2.5 million reduction to operating expenses from property, plant and equipment gains in connection with the spectrum repacking mandate of the FCC;
•$11.6 million in expenses related to non-operating Separation Incentive Programs at the education division and other businesses;
•$1.1 million in net losses on marketable equity securities;
•non-operating gain, net, of $3.3 million from write-ups, sales and impairments of cost and equity method investments; and
•$0.9 million in non-operating foreign currency gains.
Items included in the Company’s income before income taxes for the nine months of 2019:
•a $17.1 million provision recorded at Kaplan International related to a VAT receivable at UK Pathways;
•a $10.7 million reduction to operating expenses from property, plant and equipment gains in connection with the spectrum repacking mandate of the FCC;
•$6.6 million in expenses related to a non-operating Separation Incentive Program at the education division;
•$49.3 million in net gains on marketable equity securities;
•$29.0 million gain from the sale of Gimlet Media;
•non-operating gain of $5.1 million from the write-ups of cost method investments; and
•$1.3 million in non-operating foreign currency gains.
Revenue for the first nine months of 2020 was $2,102.1 million, down 3% from $2,168.6 million in the first nine months of 2019, largely due to the impact of COVID-19. Revenues declined at education and manufacturing, partially offset by increases at television broadcasting, healthcare and other businesses. The Company reported operating income of $54.2 million for the first nine months of 2020, compared to $114.2 million for the first nine months of 2019. Operating results declined in education, television broadcasting, manufacturing, and other businesses, partially offset by an improvement at healthcare.
Division Results
Education
The COVID-19 pandemic adversely impacted Kaplan’s operating results in the third quarter and first nine months of 2020. The impact began in February and continued through the third quarter of 2020.
Kaplan serves a significant number of students who travel to other countries to study a second language, prepare for licensure, or pursue a higher education degree. Government-imposed travel restrictions and school closures arising from COVID-19 had a negative impact on the ability of international students to travel and attend Kaplan’s programs, particularly Kaplan International’s Language programs. In addition, most licensing bodies and administrators of standardized exams postponed or canceled scheduled examinations due to COVID-19, resulting in a significant number of students deciding to defer their studies. In these instances, Kaplan extended the life of its courses to be responsive to the changes in study needs of its students. These program modifications resulted in longer revenue recognition periods, affecting the timing of revenue recognition at Kaplan’s Test Preparation and Professional education divisions. Overall, this is expected to continue to adversely impact Kaplan's revenues and operating results through the remainder of 2020 and into 2021, particularly at Kaplan International Languages. KHE did not experience any significant disruption in its service delivery and Purdue Global has experienced an increase in program demand in the first nine months of 2020.
To help mitigate the negative revenue impact arising from the COVID-19 disruption, and to re-align its program offerings to better pursue opportunities arising from the disruption, Kaplan management developed and implemented a number of initiatives across its businesses, including: employee salary and work-hour reductions;

temporary furlough and other employee reductions; reduced discretionary spending; facility restructuring; and reduced capital expenditures. Importantly, Kaplan also accelerated development and promotion of various online programs and solutions, rapidly transitioned most of its classroom-based programs online and addressed the individual needs of its students and partners, substantially reducing the disruption from COVID-19.
The facility restructuring plan undertaken by Kaplan was developed to align classroom and office space at International Languages and Higher Education with future business requirements, and was premised on the decision at Kaplan Test Prep and Kaplan Professional (U.S.) to substantially reduce location-based in person course offerings in step with shifting consumer preferences for online programs. In the first nine months of 2020, Kaplan recorded $12.5 million in lease restructuring costs and in the third quarter and first nine months of 2020, Kaplan recorded $1.9 million and $3.1 million in severance restructuring costs, respectively. The lease restructuring costs included $3.4 million in accelerated depreciation expense in the first nine months of 2020. Kaplan also recorded $1.9 million and $11.9 million in lease impairment charges in connection with these restructuring plans in the third quarter and first nine months of 2020, respectively. These impairment charges included $0.2 million and $2.2 million in property, plant and equipment write-downs in the third quarter and first nine months of 2020, respectively. In the second and third quarters of 2020, the Company approved Separation Incentive Programs that reduced the number of employees at all of Kaplan’s divisions, resulting in $7.8 million and $12.8 million in non-operating pension expense in the third quarter and first nine months of 2020, respectively. Additional restructuring and cost reduction plans are under development at Kaplan and are expected to be implemented in the fourth quarter of 2020.
In June 2020, Kaplan announced a plan to combine its three primary divisions based in the United States (Kaplan Test Prep, Kaplan Professional, and Kaplan Higher Education) into one business known as Kaplan North America (KNA). The plan for this combination is in the process of being implemented and is designed to create and reinforce Kaplan’s competitiveness in each market and new markets into which Kaplan extends.
Education division revenue totaled $302.5 million for the third quarter of 2020, down 15% from $357.3 million for the same period of 2019. Kaplan reported operating income of $3.3 million for the third quarter of 2020, compared to an operating loss of $7.2 million for the third quarter of 2019.
For the first nine months of 2020, education division revenue totaled $992.0 million, down 10% from revenue of $1,097.5 million for the same period of 2019. Kaplan reported operating income of $20.3 million for the first nine months of 2020, a 55% decline from $44.7 million for the first nine months of 2019.
A summary of Kaplan’s operating results is as follows:

	Three Months Ended			Nine Months Ended
	September 30			September 30
(in thousands)	2020	2019	% Change	2020	2019	% Change
Revenue
Kaplan international	$123,768	$178,169	(31)	$488,096	$552,505	(12)
Higher education	83,841	78,712	7	243,831	237,780	3
Test preparation	59,737	64,710	(8)	153,687	191,533	(20)
Professional (U.S.)	32,831	33,820	(3)	99,954	110,181	(9)
Kaplan corporate and other	3,194	2,450	30	9,438	7,121	33
Intersegment elimination	(904)	(542)	—	(2,986)	(1,584)	—
	$302,467	$357,319	(15)	$992,020	$1,097,536	(10)
Operating Income (Loss)
Kaplan international	$(13,759)	$(14,226)	3	$21,256	$35,596	(40)
Higher education	6,853	5,177	32	21,883	9,813	123
Test preparation	13,348	4,959	—	(376)	8,794	—
Professional (U.S.)	5,721	4,939	16	13,225	20,943	(37)
Kaplan corporate and other	(2,579)	(4,067)	37	(10,971)	(18,824)	42
Amortization of intangible assets	(4,335)	(3,944)	(10)	(12,807)	(10,888)	(18)
Impairment of long-lived assets	(1,916)	—	—	(11,936)	(693)	—
Intersegment elimination	—	1	—	5	(2)	—
	$3,333	$(7,161)	—	$20,279	$44,739	(55)
Kaplan International includes English-language programs, and postsecondary education and professional training businesses largely outside the United States. In July 2019, Kaplan acquired Heverald, the owner of ESL Education, Europe’s largest language-travel agency and Alpadia, a chain of German and French language schools and junior summer camps. Kaplan International revenue decreased 31% and 12% for the third quarter and first nine months of 2020, respectively. On a constant currency basis, revenue decreased 32% and 10% for the third quarter and first nine months of 2020, respectively. The revenue decreases were due to significant declines at Languages, along with declines at U.S. and Australia Pathways, UK Professional and Singapore, partially offset by growth at UK

Pathways and Australia. Kaplan International reported an operating loss of $13.8 million in the third quarter of 2020, compared to $14.2 million in the third quarter of 2019. Operating income decreased to $21.3 million in the first nine months of 2020, compared to $35.6 million in the first nine months of 2019. The decline in operating results in the first nine months of 2020 is due primarily to significant losses at Languages, along with declines at U.S. and Australia Pathways, and UK Professional, partially offset by the $17.1 million VAT provision recorded at UK Pathways in the third quarter of 2019, and improved results at UK Pathways and Australia. In particular, Kaplan International Languages 2020 operating results were negatively impacted by COVID-19 travel restrictions, along with U.S. and Australia Pathways. UK Professional results were negatively impacted by postponements of standardized exam dates. In addition, Kaplan International recorded $3.9 million of lease restructuring costs and $2.2 million of severance restructuring costs at Languages in the first nine months of 2020; the lease restructuring costs included $1.5 million in accelerated depreciation expense. Due to travel restrictions imposed as a result of COVID-19, management expects significant continued challenges in Languages’ operating environment for the remainder of 2020 and into 2021. In June 2020, UK Visas and Immigration announced that a mixed mode of online and face to face teaching would be permitted to continue for the duration of the entire academic year from July 1, 2020 to June 30, 2021; this will provide flexibility and confidence for students enrolling in UK Pathways programs.
In 2017, HMRC raised assessments against Kaplan UK Pathways for VAT relating to 2014 to 2017, which were paid by Kaplan. Kaplan challenged these assessments and the Company believes it has met all requirements under UK VAT law and is entitled to recover the amounts from assessments and subsequent payments. Due to developments in the case, in the third quarter of 2019, the Company recorded a full provision against a receivable to expense, of which £14.1 million ($17.1 million) related to years 2014 to 2018. The Company recorded additional annual VAT expense at the UK Pathways business of approximately $6.0 million related to this matter for 2019 and will record an estimated $8.0 million for 2020. If the Company ultimately prevails in this case, the provision will be reversed and a pre-tax credit will be recorded in the Company’s Consolidated Statement of Operations. The result of the case is expected to be finalized by the end of 2020.
The Higher Education division primarily includes the results of Kaplan as a service provider to higher education institutions. In the third quarter and first nine months of 2020, Higher Education revenue was up 7% and 3%, respectively, due to an increase in the Purdue University Global fee recorded and revenue from new university agreements. For the first nine months of 2020, the Company recorded a portion of the fee with Purdue Global based on an assessment of its collectability under the TOSA. Purdue Global experienced increased enrollments and higher retention rates for the first nine months of 2020, which resulted in improved Higher Education results for the third quarter and first nine months of 2020. The Company will continue to assess the collectability of the fee with Purdue Global on a quarterly basis to make a determination as to whether to record all or part of the fee in the future. For the first nine months of 2020, Kaplan Higher Education recorded $3.5 million in lease restructuring costs, of which $0.1 million was accelerated depreciation expense.
As of September 30, 2020, Kaplan had a total outstanding accounts receivable balance of $75.3 million from Purdue Global related to amounts due for reimbursements for services, fees earned and a deferred fee. In addition, Kaplan has an $18.8 million long-term receivable balance due from Purdue Global at September 30, 2020, related to the advance of $20 million during the initial KU Transaction.
Kaplan Test Preparation (KTP) includes Kaplan’s standardized test preparation programs. KTP revenue decreased 8% and 20% for the third quarter and first nine months of 2020, respectively, due to reduced demand for KTP’s retail comprehensive test preparation programs and product-life extensions related to the postponement of various standardized test dates due to the COVID-19 pandemic. Overall, product-life extensions have resulted in lower revenue being recognized in the first nine months of 2020; however, substantially all of this will be recognized over the remainder of 2020. KTP operating results increased in the third quarter of 2020 due to savings from cost reduction and related restructuring plans implemented in 2020, and additional revenue recognized in the third quarter of 2020 due to product-life extensions made earlier in the year, offset by $0.9 million in severance restructuring costs. Operating results decreased in the first nine months of 2020 due to revenue declines and $4.5 million of lease restructuring costs ($1.8 million of which was accelerated depreciation expense) and $0.9 million in severance restructuring costs.
Kaplan Professional (U.S.) includes the domestic professional and other continuing education businesses. Kaplan Professional (U.S.) revenue in the third quarter and first nine months of 2020 declined 3% and 9%, respectively, due to declines in CFA, securities and accountancy programs, partly due to the postponement of certification exams, offset in part by growth in real estate, architecture and engineering programs. Kaplan Professional (U.S.) operating results increased in the third quarter of 2020 due to savings from cost reduction and related restructuring plans implemented in 2020, and additional revenue recognized in the third quarter of 2020 due to the postponement of certification exams earlier in the year. Operating results decreased in the first nine months of 2020, primarily due to the revenue declines and $0.6 million in lease restructuring costs.

Kaplan corporate and other represents unallocated expenses of Kaplan, Inc.’s corporate office, other minor businesses and certain shared activities. Overall, Kaplan corporate and other expenses declined in the first nine months of 2020 due to lower compensation costs.
In the third quarter of 2020, the Company approved a SIP that reduced the number of employees at Higher Education, KTP, Kaplan Professional (U.S.) and Kaplan corporate, resulting in $7.8 million in non-operating pension expense. In the second quarter of 2020, the Company approved a SIP that reduced the number of employees at Kaplan International, Higher Education, Kaplan Professional (U.S.) and Kaplan corporate, resulting in $5.0 million in non-operating pension expense. In the second quarter of 2019, the Company approved a SIP that reduced the number of employees at KTP and Higher Education, resulting in $6.6 million in non-operating pension expense.
Television Broadcasting

	Three Months Ended			Nine Months Ended
	September 30			September 30
(in thousands)	2020	2019	% Change	2020	2019	% Change
Revenue	$133,828	$115,161	16	$350,038	$340,012	3
Operating Income	52,745	36,813	43	112,148	116,847	(4)
Revenue at the television broadcasting division increased 16% to $133.8 million in the third quarter of 2020, from $115.2 million in the same period of 2019. The revenue increase is due to a $24.8 million increase in political advertising revenue and $3.1 million increase in retransmission revenues, partially offset by reduced local and national advertising demand related to the COVID-19 pandemic. In the third quarter of 2020 and 2019, the television broadcasting division recorded $1.2 million and $1.1 million, respectively, in reductions to operating expenses related to property, plant and equipment gains due to new equipment received at no cost in connection with the spectrum repacking mandate of the FCC. Operating income for the third quarter of 2020 increased 43% to $52.7 million, from $36.8 million in the same period of 2019, due to revenue increases, partially offset by higher network fees. While revenues and operating results continued to be adversely impacted by the COVID-19 pandemic in the third quarter of 2020, local and national advertising revenues have improved steadily throughout the second and third quarters of 2020.
Revenue at the television broadcasting division increased 3% to $350.0 million in the first nine months of 2020, from $340.0 million in the same period of 2019. The revenue increase is due a $38.2 million increase in political advertising revenue and a $7.2 million increase in retransmission revenue, partially offset by reduced local and national advertising demand related to the COVID-19 pandemic. In the first nine months of 2020 and 2019, the television broadcasting division recorded $2.5 million and $10.7 million, respectively, in reductions to operating expenses related to property, plant and equipment gains due to new equipment received at no cost in connection with the spectrum repacking mandate of the FCC. Operating income for the first nine months of 2020 decreased 4% to $112.1 million, from $116.8 million in the same period of 2019, due to a reduction in property, plant and equipment gains and higher network fees, partially offset by increased revenues.
The postponement of the 2020 summer Olympics, the reduction and uncertainty surrounding broadcast sporting events, and overall reduced advertising demand related to the COVID-19 pandemic has negatively impacted advertising revenue and the operating results at the television broadcasting division for the first nine months of 2020 and is expected to adversely impact results for the remainder of 2020 and into 2021. In 2020, significant political revenues have substantially offset these adverse trends.
Manufacturing

	Three Months Ended			Nine Months Ended
	September 30			September 30
(in thousands)	2020	2019	% Change	2020	2019	% Change
Revenue	$106,690	$111,676	(4)	$303,387	$341,706	(11)
Operating Income	4,851	6,845	(29)	9,870	14,811	(33)
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
Manufacturing revenues declined 4% and 11% in the third quarter and first nine months of 2020, respectively. The revenue declines are due primarily to a significant reduction in product demand at Dekko, particularly in the commercial office electrical products, hospitality, transportation and industrial sectors. In the third quarter of 2020, Hoover revenues increased due to higher wood prices, partially offset by lower product demand; while Hoover revenues declined in the first nine months of 2020 due to lower product demand, partially offset by higher wood prices. Manufacturing operating results declined in the third quarter and first nine months of 2020, due to a significant decline in Dekko results from lower revenues, partially offset by improved results at Hoover from significant gains on inventory sales and reduced operating costs.
Starting in the second half of March 2020, certain of Dekko, Joyce/Dayton and Hoover’s manufacturing plants began operating at reduced levels due to lower product demand and other jurisdictional factors related to the COVID-19 pandemic. The manufacturing businesses are tightly managing expenses and continuing with cost reduction plans to mitigate the impact of lower product demand. Overall, this is expected to continue to adversely impact manufacturing revenues and operating results for the remainder of 2020 and into 2021, particularly at Dekko. Also, wood prices declined starting in October 2020, which is expected to result in significant losses on inventory sales at Hoover in the fourth quarter of 2020, offsetting significant gains on inventory sales at Hoover in the first nine months of 2020.
Healthcare

	Three Months Ended			Nine Months Ended
	September 30			September 30
(in thousands)	2020	2019	% Change	2020	2019	% Change
Revenue	$51,426	$40,688	26	$146,601	$119,057	23
Operating Income	8,142	1,208	—	20,129	6,135	—
The Graham Healthcare Group (GHG) provides home health and hospice services in three states. In December 2019, GHG acquired a 75% interest in CSI Pharmacy Holding Company, LLC (CSI), a Wake Village, TX-based company, which coordinates the prescriptions and nursing care for patients receiving in-home infusion treatments. Healthcare revenues increased 26% and 23% for the third quarter and first nine months of 2020, due to the CSI acquisition, offset by revenue declines from home health services due to lower patient volumes.
In the second quarter of 2020, GHG received $7.4 million from the Federal CARES Act Provider Relief Fund. GHG did not apply for these funds; they were disbursed to GHG as a Medicare provider under the CARES Act. Under the Department of Health and Human Services guidelines, these funds may be used to offset revenue reductions and expenses incurred in connection with the COVID-19 pandemic. Of this amount, GHG recorded $5.5 million and $0.2 million in revenue in the second and third quarters of 2020, respectively, to partially offset the impact of revenue reductions due to the COVID-19 pandemic from the curtailment of elective procedures by health systems and other factors. GHG recorded $1.7 million in the second quarter of 2020 as a credit to operating costs to partially offset the impact of costs incurred to procure personal protective equipment for GHG employees and other COVID-19 related costs. The improvement in GHG operating results in the third quarter and first nine months of 2020 is due to improved results from home health and hospice services and operating income from the CSI acquisition.
Other Businesses
Automotive
On January 31, 2019, the Company acquired two automotive dealerships, Lexus of Rockville and Honda of Tysons Corner, from Sonic Automotive. As part of the transaction, the Company entered into an agreement with Christopher J. Ourisman, a member of the Ourisman Automotive Group family of dealerships, to operate and manage the dealerships. In the fourth quarter of 2019, the Company and Mr. Ourisman commenced operations at a new Jeep automotive dealership, which began generating sales in January 2020 as Ourisman Jeep of Bethesda. Mr. Ourisman and his team of industry professionals operate and manage the dealerships; Graham Holdings Company holds a 90% stake in all three dealerships. As a result of the COVID-19 pandemic and the related recessionary conditions, the Company’s automotive dealerships experienced reduced demand for sales and service beginning in March 2020. Given the uncertain and challenging operating environment for automotive dealerships, the Company completed a goodwill and other long-lived assets impairment review of its automotive dealerships in the first quarter of 2020, resulting in a $6.7 million intangible assets impairment charge.
Revenues for the first nine months of 2020 increased due to the new Jeep dealership and one less month of ownership in 2019, partially offset by reduced demand for sales and service in the first half of 2020 as a result of the pandemic. Operating results for the first nine months of 2020 declined from the prior year due to losses in the first half of 2020 related to the pandemic, in addition to the $6.7 million impairment charge recorded in the first quarter of 2020. Revenues increased in the third quarter of 2020 due to the new Jeep dealership and overall sales growth at the other dealerships; operating earnings also increased in the third quarter of 2020.
Clydes Restaurant Group (CRG)
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
In May 2020, CRG began limited outdoor dining services at most of its restaurants, and in June 2020, CRG began limited indoor dining services at most of its restaurants. While many of CRG’s laid-off employees were rehired, CRG is uncertain as to the timing and other details regarding a full reopening. In June 2020, CRG made the decision to close its restaurant and entertainment venue in Columbia, MD effective July 19, 2020, resulting in accelerated depreciation of property, plant and equipment totaling $2.8 million in the second quarter of 2020; an additional $2.8 million in accelerated depreciation was recorded in the third quarter of 2020. While CRG revenues have experienced a significant adverse impact as a result of the pandemic, such revenues have improved steadily during the second and third quarters of 2020. CRG incurred significant operating losses in the third quarter and first nine months of 2020 due to limited revenues and costs incurred to maintain its facilities, support its employees and to reopen the restaurants for limited outdoor and indoor services, in addition to the impairment and accelerated depreciation charges recorded in 2020. CRG continues to develop and implement initiatives to increase sales and reduce costs to mitigate the impact of COVID-19. The pandemic is expected to continue to adversely impact CRG revenues and operating results for the remainder of 2020 and into 2021.
Code3 and Decile
In July 2020, SocialCode announced it would be splitting into two separate companies. SocialCode’s agency business continues as a leading digital marketing agency, operating under the new name, Code3. Code3 is a performance marketing agency focused on driving performance for brands through three core elements of digital success: media, creative and commerce. The legacy business surrounding the Audience Intelligence Platform (AIP) continues as a separate software company, operating under the new name, Decile. Decile uses first party customer data to deliver business intelligence and customer insights to its customers. As a result of these changes, Code3 and Decile are now reported in other businesses.
On a combined basis, Code3 and Decile revenue declined in the third quarter and first nine months of 2020, due to reduced marketing spending by advertising clients as a result of the recessionary environment from the COVID-19 pandemic. In the second quarter of 2020, a $1.5 million lease impairment charge was recorded in connection with a restructuring plan that included other cost reduction initiatives to mitigate the adverse impact of COVID-19 on advertising demand, which is expected to continue for the remainder of 2020 and into 2021. These initiatives included the approval of a Separation Incentive Program (SIP) that reduced the number of employees, resulting in $1.0 million in non-operating pension expense in the second quarter of 2020. On a combined basis, Code3 and Decile reported operating losses for the third quarter and first nine months of 2020.
Megaphone
Megaphone is an investment stage business which provides podcast technology for publishers and advertisers through the Megaphone platform and Megaphone Targeted Marketplace (MTM). Megaphone’s revenues increased significantly in the first nine months of 2020, as both advertising and platform sales experienced rapid growth during the period. As an investment stage business, Megaphone reported operating losses in the third quarter and first nine months of 2020; however, such losses were down significantly from the prior year.
Framebridge
On May 15, 2020, the Company acquired Framebridge, Inc., a custom framing service company, headquartered in Washington, DC, with two retail locations in the DC metropolitan area and a manufacturing facility in Richmond, KY. In the third quarter of 2020, Framebridge opened a new retail location in Brooklyn, NY and two new retail locations in the Atlanta, GA area. The Company previously disclosed a minority investment interest in Framebridge. As an investment stage business, Framebridge reported operating losses in the third quarter and first nine months of 2020.
Other
Other businesses also include Slate and Foreign Policy, which publish online and print magazines and websites; and two investment stage businesses, Pinna and CyberVista. Foreign Policy, CyberVista and Pinna reported revenue increases in the first nine months of 2020. Losses from each of these four businesses in the first nine months of 2020 adversely affected operating results.
Overall, for the first nine months of 2020, operating revenues for other businesses increased due largely to the CRG, Framebridge and automotive dealership acquisitions and growth at Megaphone, partially offset by declines at

Code3/Decile. Revenues from other businesses increased in the third quarter of 2020, due to the Framebridge acquisition, increases at the automotive dealerships, and growth at Megaphone, partially offset by declines in revenues at CRG and Code3/Decile. CRG incurred significant losses in the third quarter and first nine months of 2020 due to the challenging operating conditions that began in March 2020 and the goodwill and other long-lived asset impairment charges recorded in the first quarter of 2020.
Corporate Office
Corporate office includes the expenses of the Company’s corporate office and certain continuing obligations related to prior business dispositions. Corporate office expenses declined in the first nine months of 2020 due primarily to lower compensation costs.
Equity in Earnings of Affiliates
At September 30, 2020, the Company held an approximate 12% interest in Intersection Holdings, LLC, a company that provides digital marketing and advertising services and products for cities, transit systems, airports, and other public and private spaces. The Company also holds interests in a number of home health and hospice joint ventures and several other affiliates. The Company recorded equity in earnings of affiliates of $4.1 million for the third quarter of 2020, compared to $4.7 million for the third quarter of 2019. The Company recorded equity in earnings of affiliates of $3.7 million for the first nine months of 2020, compared to $7.8 million for the first nine months of 2019. The Company recorded $3.6 million in write-downs in equity in earnings of affiliates related to two of its investments in the first quarter of 2020.
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
The Company incurred net interest expense of $6.4 million and $19.3 million for the third quarter and first nine months of 2020, respectively; compared to $5.3 million and $17.8 million for the third quarter and first nine months of 2019, respectively.
At September 30, 2020, the Company had $515.4 million in borrowings outstanding at an average interest rate of 5.0% and cash, marketable equity securities and other investments of $817.5 million. At September 30, 2020, the Company had £60 million ($77.2 million) outstanding on its $300 million revolving credit facility, in connection with the refinancing of the debt repaid under the Kaplan Credit Agreement. In management’s opinion, the Company will have sufficient financial resources to meet its business requirements in the next twelve months, including working capital requirements, capital expenditures, interest payments and dividends.
Non-operating Pension and Postretirement Benefit Income, net
The Company recorded net non-operating pension and postretirement benefit income of $10.5 million and $41.0 million for the third quarter and first nine months of 2020, respectively; compared to $19.6 million and $51.7 million for the third quarter and first nine months of 2019, respectively.
In the third quarter of 2020, the Company recorded $7.8 million in expenses related to a non-operating Separation Incentive Program at the education division. In the second quarter of 2020, the Company recorded $6.0 million in expenses related to non-operating Separation Incentive Programs at the education division and other businesses. In the second quarter of 2019, the Company recorded $6.6 million in expenses related to a non-operating Separation Incentive Program at the education division.
Gain (Loss) on Marketable Equity Securities, net
Overall, the Company recognized $59.4 million in net gains and $1.1 million in net losses on marketable equity securities in the third quarter and first nine months of 2020, respectively; compared to $17.4 million and $49.3 million in net gains on marketable equity securities in the third quarter and first nine months of 2019, respectively.

Other Non-Operating Income
The Company recorded total other non-operating income, net, of $0.2 million for the third quarter of 2020, compared to $5.6 million for the third quarter of 2019. The 2020 amounts included a $1.6 million fair value increase on a cost method investment and other items; partially offset by $2.3 million in foreign currency losses. The 2019 amounts included $3.7 million in fair value increases on cost method investments; $0.7 million in foreign currency gains and other items.
The Company recorded total other non-operating income, net, of $11.0 million for the first nine months of 2020, compared to $36.1 million for the first nine months of 2019. The 2020 amounts included a $4.2 million fair value increase on a cost method investment; a $3.7 million gain on acquiring a controlling interest in an equity affiliate; $1.4 million net gain on sales of equity affiliates; $0.9 million in foreign currency gains and other items; partially offset by $2.6 million in impairments on cost method investments. The 2019 amounts included a $29.0 million gain on the sale of the Company’s interest in Gimlet Media; $5.1 million in fair value increases on cost method investments; $1.3 million in foreign currency gains and other items.
Provision for Income Taxes
The Company’s effective tax rate for the first nine months of 2020 was 29.6%.
The Company’s effective tax rate for the first nine months of 2019 was 24.7%. In the first quarter of 2019, the Company recorded income tax benefits related to stock compensation of $1.7 million.
Earnings Per Share
The calculation of diluted earnings per share for the third quarter and first nine months of 2020 was based on 5,071,998 and 5,191,556 weighted average shares outstanding, compared to 5,328,855 and 5,327,865 for the third quarter and first nine months of 2019. At September 30, 2020, there were 5,006,473 shares outstanding. On September 10, 2020, the Board of Directors authorized the Company to acquire up to 500,000 shares of its Class B common stock; the Company has remaining authorization for 448,399 shares as of September 30, 2020.
Other
The Company performed an interim impairment review at CRG and the automotive dealerships given the uncertain and challenging operating environment and recorded $16.4 million in goodwill and intangible asset impairment charges in the first quarter of 2020. Following the impairments, the remaining goodwill balance at these two reporting units as of September 30, 2020 was $39.1 million, or 3% of the total goodwill of the Company.
The Company continued to evaluate the impact of the COVID-19 pandemic on the fair value of its reporting units and intangible assets during the third quarter of 2020 to determine whether it was more likely than not that the fair value of the reporting units and intangible assets were less than their carrying values. Following the evaluation, the Company performed an interim impairment review at the Dekko reporting unit in the third quarter of 2020 due to a further decline in operating results from the continued reduction in product demand in the commercial office electrical products, hospitality, transportation and industrial sectors caused by the COVID-19 pandemic. The quantitative goodwill impairment analysis indicated the estimated fair value of the Dekko reporting unit, included in the manufacturing businesses, exceeded its carrying values as of September 30, 2020. This margin is down from the 46% indicated at the time of the Company’s last annual impairment review performed as of November 30, 2019. The total goodwill at the Dekko reporting unit was $74.4 million as of September 30, 2020, or 5% of the total goodwill of the Company.
In connection with the Company’s annual impairment testing in 2019, the Company performed a quantitative goodwill impairment review at all of its reporting units. At the time, the estimated fair value of the Hoover reporting unit at the manufacturing businesses exceeded its carrying values by a margin less than 25%. The total goodwill at this reporting unit was $91.3 million as of September 30, 2020, or 6% of the total goodwill of the Company. The estimated fair value of the Company’s other reporting units with significant goodwill balances exceeded their respective carrying values by a margin in excess of 25%. Given the uncertain impact of the COVID-19 pandemic, it is possible that impairment charges could occur in the future, given changes in market conditions and the inherent variability in projecting future operating performance.
The recessionary environment resulting from the COVID-19 pandemic adversely impacted the underlying businesses of Intersection Holdings, LLC due to lower marketing spending by advertising clients. The decline in revenues adversely impacted the operating results and liquidity of the business since the onset of the COVID-19 pandemic. The Company accounts for its 12% interest in Intersection Holdings, LLC under the equity method, and concluded that these events are not indicative of an other than temporary decline in the value of its investment to an amount less than its carrying value. Given the uncertain economic impact of the COVID-19 pandemic, it is possible that an other than temporary impairment charge could occur in the future should Intersection Holdings, LLC fail to execute on its operating and financing strategy to address the decline in revenues and operating results.
Financial Condition: Capital Resources and Liquidity
The Company considers the following when assessing its liquidity and capital resources:

	As of
(In thousands)	September 30, 2020	December 31, 2019
Cash and cash equivalents	$295,672	$200,165
Restricted cash	$15,581	$13,879
Investments in marketable equity securities and other investments	$506,246	$599,967
Total debt	$515,386	$512,829
Cash generated by operations is the Company’s primary source of liquidity. The Company maintains investments in a portfolio of marketable equity securities, which is considered when assessing the Company’s sources of liquidity. An additional source of liquidity includes the undrawn portion of the Company’s $300 million revolving credit facility, amounting to $222.8 million at September 30, 2020.
In March 2020, the U.S. government enacted legislation, including the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) to provide stimulus in the form of financial aid to businesses affected by the COVID-19 pandemic. Under the CARES Act, employers may defer the payment of the employer share of FICA taxes due for the period beginning on March 27, 2020, and ending December 31, 2020. As of September 30, 2020, the Company has deferred $14.1 million of FICA payments under this program, of which 50% is due by December 31, 2021 and the remaining balance due by December 31, 2022.
The CARES Act also included provisions to support healthcare providers in the form of grants and changes to Medicare and Medicaid payments. In the second quarter of 2020, GHG received $7.4 million under the CARES Act as a general distribution from the Provider Relief Fund to provide relief for lost revenues and expenses incurred in connection with COVID-19. In addition to the above distribution, in April 2020, GHG applied for and received $31.5 million under the expanded Medicare Accelerated and Advanced Payment Program, modified by the CARES Act. The Department of Health and Human Services will recoup this advance beginning 365 days after the payment was issued, and the advance will be reduced by a portion of the amount of revenue recognized for claims submitted for services provided after the recoupment period begins.
Governments in other jurisdictions where the Company operates also provided relief to businesses affected by the COVID-19 pandemic in the form of job retention schemes, payroll assistance, deferral of income and other tax payments, and loans. As of September 30, 2020, Kaplan has recorded benefits totaling $10.4 million related to job retention and payroll schemes, mostly at Kaplan International. Additionally, Kaplan deferred VAT and other tax payments in the U.K. and Ireland amounting to $4.3 million as of September 30, 2020.
During the first nine months of 2020, the Company’s cash and cash equivalents increased by $95.5 million, due largely to cash generated from operations and the proceeds from the sale of marketable equity securities. The increase was offset by the repurchase of common shares, payment of dividends, capital expenditures and the acquisition of three businesses and other investments. In the first nine months of 2020, the Company’s borrowings increased by $2.6 million, primarily due to additional borrowings, which were partially offset by foreign currency translation adjustments.
As of September 30, 2020 and December 31, 2019, the Company had money market investments of $178.1 million and $45.2 million, respectively, that are included in cash and cash equivalents. At September 30, 2020, the Company held approximately $105 million in cash and cash equivalents in businesses domiciled outside the U.S., of which approximately $7 million is not available for immediate use in operations or for distribution. Additionally, Kaplan’s business operations outside the U.S. retain cash balances to support ongoing working capital requirements, capital expenditures, and regulatory requirements. As a result, the Company considers a significant portion of the cash and cash equivalents balance held outside the U.S. as not readily available for use in U.S. operations.
At September 30, 2020, the fair value of the Company’s investments in marketable equity securities was $491.2 million, which includes investments in the common stock of five publicly traded companies. During the first nine months of 2020, the Company sold marketable equity securities that generated proceeds of $93.8 million. At September 30, 2020, the unrealized gain related to the Company’s investments totaled $278.3 million.
The Company had working capital of $603.6 million and $621.6 million at September 30, 2020 and December 31, 2019, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments.

At September 30, 2020 and December 31, 2019, the Company had borrowings outstanding of $515.4 million and $512.8 million, respectively. The Company’s borrowings at September 30, 2020 were mostly from $400.0 million of 5.75% unsecured notes due June 1, 2026, £60 million in outstanding borrowings under the Company’s revolving credit facility and a commercial note of $26.0 million at the Automotive subsidiary. The Company’s borrowings at December 31, 2019 were mostly from $400.0 million of 5.75% unsecured notes due June 1, 2026, £60 million in outstanding borrowings under the Kaplan Credit Agreement and a commercial note of $27.5 million at the Automotive subsidiary. The interest on $400.0 million of 5.75% unsecured notes is payable semiannually on June 1 and December 1.
During the nine months ended September 30, 2020 and 2019, the Company had average borrowings outstanding of approximately $512.8 million and $499.7 million, respectively, at an average annual interest rate of approximately 5.1%. During the nine months ended September 30, 2020 and 2019, the Company incurred net interest expense of $19.3 million and $17.8 million, respectively.
On April 10, 2020, Moody’s affirmed the Company’s credit ratings, but revised the outlook from Stable to Negative. On April 27, 2020, Standard & Poor’s downgraded the Company’s credit rating to BB and revised the outlook from Stable to Negative.
The Company’s current credit ratings are as follows:

	Moody’s	Standard & Poor’s
Long-term	Ba1	BB
The Company expects to fund its estimated capital needs primarily through existing cash balances and internally generated funds and, to a lesser extent, borrowings under its revolving credit facility. As of September 30, 2020, the Company had $77.2 million outstanding under the $300 million revolving credit facility, which borrowing was used to repay the £60 million Kaplan U.K. credit facility that matured at the end of June 2020. In management’s opinion, the Company will have sufficient financial resources to meet its business requirements in the next 12 months, including working capital requirements, capital expenditures, interest payments, potential acquisitions and strategic investments, dividends and stock repurchases.
In summary, the Company’s cash flows for each period were as follows:

	Nine Months Ended September 30
(In thousands)	2020	2019
Net cash provided by operating activities	$240,890	$72,284
Net cash provided by (used in) investing activities	12,722	(202,450)
Net cash (used in) provided by financing activities	(153,674)	25,635
Effect of currency exchange rate change	(2,729)	(2,177)
Net increase (decrease) in cash and cash equivalents and restricted cash	$97,209	$(106,708)
Operating Activities. Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. The Company’s net cash flow provided by operating activities were as follows:

	Nine Months Ended September 30
(In thousands)	2020	2019
Net Income	$63,025	$181,862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and goodwill and other long-lived asset impairments	130,568	83,335
Amortization of lease right-of-use asset	70,214	61,797
Net pension benefit and special separation benefit expense	(27,669)	(33,061)
Other non-cash activities	7,895	(35,197)
Change in operating assets and liabilities	(3,143)	(186,452)
Net Cash Provided by Operating Activities	$240,890	$72,284
Net cash provided by operating activities consists primarily of cash receipts from customers, less disbursements for costs, benefits, income taxes, interest and other expenses.
For the first nine months of 2020 compared to the first nine months of 2019, the increase in net cash provided by operating activities is primarily due to changes in operating assets and liabilities. Changes in operating assets and liabilities were driven by the collection of accounts receivable, the advance received by GHG under the expanded Medicare Accelerated and Advanced Payment Program as modified by the CARES Act, and the deferral of FICA payments under the CARES Act.

Investing Activities. The Company’s net cash flow provided by (used in) investing activities were as follows:

	Nine Months Ended September 30
(In thousands)	2020	2019
Investments in certain businesses, net of cash acquired	$(20,080)	$(162,060)
Purchases of property, plant and equipment	(56,121)	(75,712)
Net proceeds from sales of marketable equity securities	93,775	10,087
Investments in equity affiliates, cost method and other investments	(8,298)	(25,836)
Net proceeds from sales of businesses, property, plant and equipment and investments	1,570	53,785
Other	1,876	(2,714)
Net Cash Provided by (Used in) Investing Activities	$12,722	$(202,450)
Acquisitions. During the first nine months of 2020, the Company acquired three businesses: two small businesses in its education division and an additional interest in Framebridge, Inc., which is included in other businesses. The Framebridge purchase price includes $54.3 million in deferred payments and contingent consideration based on the acquiree achieving certain revenue milestones in the future. During the first nine months of 2019, the Company acquired an interest in two automotive dealerships for cash and the assumption of floor plan payables, Clyde’s Restaurant Group, and four other small businesses.
Capital Expenditures. Capital expenditures for the first nine months of 2020 were lower than the first nine months of 2019 primarily due to the completion of an academic and student residential facility in connection with Kaplan’s Pathways program in Liverpool, U.K. Both periods include capital expenditures in connection with spectrum repacking at the Company’s television stations in Detroit, MI, Jacksonville, FL, and Roanoke, VA, as mandated by the FCC; these expenditures are expected to be largely reimbursed to the Company by the FCC. The amounts reflected in the Company’s Condensed Consolidated Statements of Cash Flows are based on cash payments made during the relevant periods, whereas the Company’s capital expenditures for the first nine months of 2020 of $52.4 million include assets acquired during the quarter. The Company is also postponing noncritical capital expenditures originally planned for 2020 to preserve cash resources in response to the COVID-19 pandemic. The Company estimates that its capital expenditures will be in the range of $55 million to $65 million in 2020.
Net proceeds from sale of investments and businesses. During the first nine months of 2020 and 2019, the Company sold marketable equity securities that generated proceeds of $93.8 million and $17.6 million, respectively. The Company purchased $7.5 million of marketable equity securities during the first nine months of 2019. The Company sold its interest in Gimlet Media during February 2019; the total proceeds from the sale were $33.5 million.
Financing Activities. The Company’s net cash flow (used in) provided by financing activities were as follows:

	Nine Months Ended September 30
(In thousands)	2020	2019
Issuance of borrowings	$2,084	30,000
Repayments of borrowings	(75,841)	(7,901)
Net borrowing under revolving credit facility	75,905	5,000
Net (payments) proceeds from vehicle floor plan payable	(16,300)	15,106
Common shares repurchased	(123,155)	—
Dividends paid	(22,870)	(22,167)
Other	6,503	5,597
Net Cash (Used in) Provided by Financing Activities	$(153,674)	$25,635
Borrowings and Vehicle Floor Plan Payable. In the first nine months of 2020, the Company borrowed £60 million against the $300 million revolving credit facility and used the proceeds to repay the £60 million outstanding balance under the Kaplan Credit Agreement that matured at the end of June 2020. In the first nine months of 2019, the Company had cash inflows from borrowings to fund the acquisition of a business at Automotive and used floor vehicle plan financing to fund the purchase of new vehicles at its Automotive subsidiary.
Common Stock Repurchases. During the first nine months of 2020, the Company purchased a total of 321,864 shares of its Class B common stock at a cost of approximately $123.2 million. During the first nine months of 2019, the Company did not purchase any shares of its Class B common stock. On September 10, 2020, the Board of Directors authorized the Company to acquire up to 500,000 shares of its Class B common stock. The Company did not announce a ceiling price or time limit for the purchases. At September 30, 2020, the Company had remaining authorization from the Board of Directors to purchase up to 448,399 shares of Class B common stock.

Dividends. The quarterly dividend rate per share was $1.45 and $1.39 for the first nine months of 2020 and 2019, respectively.
Other. During the first nine months of 2020, the Company increased the borrowings under its cash overdraft facilities by $6.5 million and received $5.3 million in proceeds from the exercise of stock options. In March 2019, a Hoover minority shareholder put some shares to the Company, which had a redemption value of $0.6 million.
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
Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (the Company’s principal executive officer) and the Company’s Chief Financial Officer (the Company’s principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of September 30, 2020. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the quarter ended September 30, 2020, the Company purchased shares of its Class B Common Stock as set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan*	Maximum Number of Shares that May Yet Be Purchased Under the Plan*
July	47,171	$342.10	47,171	53,825
August	50,984	414.51	50,984	2,841
September	54,442	422.10	54,442	448,399
	152,597	$394.83	152,597
*On November 9, 2017 the Company’s Board of Directors authorized the Company to purchase, on the open market or otherwise, up to 500,000 shares of its Class B Common Stock. That authorization included 163,237 shares that remained under the previous authorization. There was no expiration date for that authorization. On September 10, 2020, the Company’s Board of Directors authorized the Company to purchase, on the open market or otherwise, up to 500,000 shares of its Class B Common Stock. There is no expiration date for this authorization. All purchases made during the quarter ended September 30, 2020 were open market transactions.

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

GRAHAM HOLDINGS COMPANY
(Registrant)

Date: November 4, 2020	/s/ Timothy J. O’Shaughnessy
Timothy J. O’Shaughnessy, President & Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2020	/s/ Wallace R. Cooney
Wallace R. Cooney, Chief Financial Officer (Principal Financial Officer)