Form 10-K
period 2020-12-31
Graham Holdings Co
filed 2021-02-24
CIK 104889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE FISCAL YEAR ENDED December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
Aggregate market value of the registrant’s common equity held by non-affiliates on June 30, 2020, based on the closing price for the Company’s Class B Common Stock on the New York Stock Exchange on such date: approximately $1,400,000,000.
Shares of common stock outstanding at February 19, 2021:
Class A Common Stock –  964,001 shares
Class B Common Stock –  4,038,125 shares
Documents partially incorporated by reference:
Definitive Proxy Statement for the registrant’s 2021 Annual Meeting of Stockholders
(incorporated in Part III to the extent provided in Items 10, 11, 12, 13 and 14 hereof).

GRAHAM HOLDINGS COMPANY 2020 FORM 10-K

PART I
Item 1. Business.
Graham Holdings Company (the Company) is a diversified education and media company whose operations include educational services; television broadcasting; online, print and local TV news; home health and hospice care; and manufacturing. The Company’s Kaplan, Inc. (Kaplan) subsidiary provides a wide variety of educational services, both domestically and outside the United States (U.S.). The Company’s media operations comprise the ownership and operation of television broadcasting (through the ownership and operation of seven television broadcast stations) plus Slate and Foreign Policy magazines; and Pinna, an ad-free audio streaming service for children. The Company’s home health and hospice operations provide home health, hospice and palliative services. The Company’s manufacturing companies comprise the ownership of a supplier of pressure treated wood, an electrical solutions company, a manufacturer of lifting solutions, and a supplier of certain parts used in electric utilities and industrial systems. The Company also owns automotive dealerships, restaurants, a custom framing service company, a cybersecurity training company, a marketing solutions provider, and a customer data and analytics software company. The Company sold Megaphone, a technology podcasting company, in December 2020.
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
The Company’s operations in geographic areas outside the U.S. consist primarily of Kaplan’s non-U.S. operations. During each of the fiscal years 2020, 2019 and 2018, these operations accounted for approximately 22%, 24% and 24%, respectively, of the Company’s consolidated revenues, and the identifiable assets attributable to non-U.S. operations represented approximately 21% and 24% of the Company’s consolidated assets at December 31, 2020 and 2019, respectively.
Education
Kaplan, a subsidiary of the Company, provides an extensive range of education and related services worldwide for students and professionals. In 2020, Kaplan served approximately 700,000 students and professionals worldwide and had associations with approximately 14,000 companies and commercial relationships with approximately 4,000 universities, colleges, schools and school districts across the globe. Kaplan conducts its operations through three segments: Kaplan North America Higher Education, Kaplan North America Supplemental Education, and Kaplan International. As more fully described below, Kaplan consolidated its former Kaplan Higher Education, Kaplan Test Preparation and Kaplan Professional segments into one business, Kaplan North America, operating through two segments, Higher Education and Supplemental Education. In addition, the results of the Kaplan Corporate segment include results of Kaplan’s investment activities in education technology companies. The following table presents revenues for each of Kaplan’s segments:

	Year Ended December 31
(in thousands)	2020	2019	2018
Kaplan International	$653,892	$750,245	$719,982
Kaplan North America Higher Education	316,095	305,672	342,085
Kaplan North America Supplemental Education	327,087	388,814	390,289
Kaplan Corporate and Intersegment Eliminations	8,639	7,019	(1,341)
Total Kaplan Revenue	$1,305,713	$1,451,750	$1,451,015
In 2020, Kaplan combined its three segments based in the United States (Kaplan Higher Education, Kaplan Test Preparation and Kaplan Professional) into one business known as Kaplan North America. The combination reinforces Kaplan’s interconnected products and services, increases competitiveness in Kaplan’s markets and drives efficiencies.
Kaplan International
Kaplan International (KI) operates businesses in Europe and the Middle East, North America and the Asia Pacific region, each of which is discussed below. In March 2020, Kaplan acquired BridgeU, a provider of university and careers guidance services for global and international schools.
Europe and Middle East. In Europe, KI operates the following businesses, all of which are based in the United Kingdom (U.K.) and Ireland: Kaplan UK, KI Pathways, KI Languages, Mander Portman Woodward, Dublin Business School, Kaplan Open Learning and BridgeU. In the Middle East, Kaplan International has operations in the United Arab Emirates.

The Kaplan UK business in Europe, through Kaplan Financial Limited, is a provider of apprenticeship training and test preparation services for accounting and financial services professionals, including those studying for ACCA, CIMA and ICAEW qualifications. In 2020, Kaplan UK provided courses to over 48,000 students in accountancy and financial services. In addition, Kaplan UK is the sole authorized assessment provider for the Solicitors Regulation Authority of assessments under The Qualified Lawyers Transfer Scheme for candidates seeking to become solicitors of England and Wales who are already qualified lawyers in certain recognized jurisdictions, and will in 2021 transition to being the sole authorized assessment provider for the Solicitors Qualifying Examination for all candidates seeking to become a solicitor in England and Wales. Kaplan UK is headquartered in London, England, and has 21 training centers located throughout the U.K.
The KI Pathways business offers academic preparation programs especially designed for international students who wish to study for degrees from universities in English-speaking countries. In 2020, university preparation programs were delivered in Australia, Japan, Myanmar, Singapore and the U.K.
The KI Languages business provides English-language training, academic preparation programs and test preparation for English proficiency exams, principally for students wishing to study and travel in English-speaking countries. As of December 31, 2020, KI Languages operates 25 English-language schools, with 18 located in the U.K., Ireland, Australia, New Zealand and Canada and seven located in the U.S. In 2020, KI Languages served approximately 15,000 students for in-class English-language instruction. Through the Alpadia language schools, KI Languages also offers French and German language training in France, Germany, Switzerland and the U.K. Alpadia has four language schools, located in France, Germany and Switzerland, and operates summer camps for juniors in other European destinations. KI Languages also offers Spanish language training in four Spanish cities through its partnership with Enforex.
Mander Portman Woodward (MPW) is a U.K. independent sixth-form college that prepares domestic and international students for A-level examinations that are required for admission to U.K. universities. MPW operates three colleges, in London, Cambridge and Birmingham.
KI also operates Dublin Business School in Ireland, a higher education institution, and Kaplan Open Learning in the U.K., an online learning institution. At the end of 2020, these institutions enrolled an aggregate of approximately 9,000 students.
In 2020, Kaplan Professional ME (formerly Kaplan Genesis), a financial training business operating in Dubai, United Arab Emirates, taught approximately 1,600 students.
U.K. Immigration Regulations. Certain KI businesses serve a significant number of international students; therefore, the ability to sponsor international students to come to the U.K. is critical to these businesses. Pursuant to regulations administered by the United Kingdom Visas and Immigration Department (UKVI), the KI Pathways business is required to hold or operate Student Route sponsorship licenses (which replaced Tier 4 licenses) for international students to be permitted to enter the U.K. to study the courses that KI Pathways delivers. One of the KI Languages schools also has a Student Route license to enable it to teach international students, although students at these schools generally choose to enter the U.K. on a Visitor or Short Term Student visa as opposed to a Student Route visa.
Each Student Route license holder is required to have passed the Basic Compliance Assessment (BCA) and hold Educational Oversight accreditation. Students who do not satisfy these criteria cannot be issued a Confirmation of Acceptance for Studies by KI’s U.K. schools, which is a prerequisite for obtaining a Student Route visa. The UKVI rules also require all private institutions to obtain Educational Oversight accreditation, which requires a current and satisfactory full risk assessment, audit or review by the appropriate academic standards body. For the ninth consecutive year, all of KI institutions have retained Educational Oversight accreditation, with high grades across all colleges, and all Student Route annual BCA renewals have been approved with high scores in the core measurable requirements. KI Languages has one U.K. English-language school listed on the Kaplan Student master license. The MPW schools each hold current Student and Child Student Route licenses and have performed well consistently, with good records in their Office for Standards in Education, Children’s Services and Skills (OFSTED) and Independent Schools Inspectorate (ISI) Educational Oversight inspections.
The Higher Education and Research Act 2017 (HERA), formally approved on April 27, 2017, significantly reformed the regulation of the higher education sector in the U.K., including the formation of a new regulator for England, the Office for Students (OfS). The OfS published regulatory guidance in April 2019, including the new Regulatory Framework for Higher Education in England. Students enrolled at Pathways institutions registered with the OfS are, subject to the institution meeting certain compliance requirements, given many of the same student privileges as students of universities in the U.K. All of KI’s other higher education businesses in the U.K., excluding Glasgow International College and University of York International Pathway College, successfully completed registration with the OfS in 2020 to ensure that they could continue operating and retain their Student sponsor licenses and/or continue to accept students funded by U.K. student loans. Glasgow International College, which is located in

Scotland, is not regulated by the OfS and remains overseen by the Quality Assurance Agency for higher education (QAA). York Pathway College forms part of the University of York’s OfS registration. No assurance can be given that each KI business in the U.K. will be able to maintain its Student Route or Child Student Route BCA status and Educational Oversight or OfS/QAA registration. Maintenance of each of these approvals requires compliance with several core metrics that may be difficult to sustain. Loss by one or more institutions of either Student BCA status or Educational Oversight or OfS/QAA registration, would have a material adverse effect on KI Europe’s operating results.
Impact of Brexit. On June 23, 2016, the U.K. held a referendum in which voters approved a proposal that the U.K. leave the European Union (EU), commonly referred to as “Brexit.” The U.K.’s withdrawal became effective on January 31, 2020, at which time it entered an 11-month transition period which ended December 31, 2020. The impact of Brexit on KI over time will depend on the agreed terms of the U.K.’s withdrawal from the EU. Uncertainty over the impact and terms of Brexit trade deals may materially diminish interest in traveling to the U.K. for study. If the U.K. is no longer viewed as a favorable study destination, KI’s ability to recruit international students will be adversely impacted, which would materially adversely affect KI’s results of operations and cash flows. As part of the new trade deal, the EU did not grant the U.K. an adequacy decision under the General Data Protection Regulation (GDPR). Instead, the EU and U.K. agreed to delay restrictions on the transfer of personal data for an initial period of at least four months from January 1, 2021, which can be extended to up to six months. If the EU does not determine that the U.K. is an adequate destination for the transfer of personal data by the end of the relevant period, all transfers of personal data from the European Economic Area (EEA) must be made with alternative safeguards. If the U.K. does not receive a determination of adequacy under EU law, then KI will need to work with its corporate and university clients, suppliers, business partners and affiliates in order to implement suitable alternative safeguards to transfer personal data from the EEA to the U.K. KI will also need to review the position under U.K. law. The U.K. has on a transitional basis deemed the EEA to be adequate, meaning that currently alternative safeguards are not required in order to transfer personal data from the U.K. to the EEA. However, this adequacy can be removed at any time by the U.K. which may require KI to implement suitable alternative safeguards.
Revised U.K. immigration rules became effective on January 1, 2021, as the Brexit transition was completed. Effective January 1, 2021, all international students, including EEA and Swiss students studying in the U.K. for more than six months, are required to obtain a Student Route visa unless they are undertaking an English language course under a Short Term Study visa of up to 11 months. Free movement ceased between the EEA (together with Switzerland) and the U.K.; students from these countries entering the U.K. are now subject to the same U.K. immigration rules as students from outside the EEA and Switzerland. EEA and Swiss nationals commencing a higher education course in England from August 2021 will no longer qualify for home fee status or have access to financial support from Student Finance England. It is unclear how international student recruitment agents and prospective international students may view the U.K. as a study destination after the introduction of any new immigration requirements, the EU exit negotiations and the U.K.’s exit from the EU. The introduction of revised immigration rules has historically increased, and may continue to increase, KI’s operating costs in the U.K. The introduction of new visa and other administrative requirements for entry into the U.K., Brexit and the perception of the U.K. as a less favorable study destination may have a materially adverse impact on KI’s ability to recruit international students and KI’s results of operations and cash flows.
Asia Pacific. In the Asia Pacific region, Kaplan operates businesses primarily in Singapore, Australia, New Zealand and the People’s Republic of China, including the Hong Kong Special Administrative Region (Hong Kong).
In Singapore, Kaplan operates two business units: Kaplan Higher Education and KHEA-Genesis (which comprises the former Kaplan Financial and Kaplan Professional business units). During 2020, the Higher Education and KHEA-Genesis (Financial) divisions served more than 10,300 students from Singapore and approximately 4,100 students from other countries throughout Asia and Western Europe. KHEA-Genesis (Professional) provided short courses to approximately 700 professionals, managers, executives and businesspeople in 2020.
Kaplan Singapore’s Higher Education business provides students with the opportunity to earn bachelor’s and postgraduate degrees in various fields on either a part-time or full-time basis. Kaplan Singapore’s students receive degrees from affiliated educational institutions in Australia, Ireland and the U.K. In addition, this division offers pre-university and diploma programs.
Kaplan Singapore’s KHEA-Genesis Financial (KHEA-Genesis) business provides preparatory courses for professional qualifications in accountancy and finance, such as the Association of Chartered Certified Accountants (ACCA) and Chartered Financial Analyst (CFA). Kaplan Singapore’s Professional business, through Kaplan Learning Institute, an authorized SkillsFuture Singapore (SSG) Approved Training Organization (ATO), provided professionals with various skills training through workforce skills qualifications (WSQ) courses. Kaplan Learning Institute ceased offering such courses and voluntarily deregistered Kaplan Learning Institute as a private education institution on March 9, 2020, following a notice in June 2019 from SSG suspending Kaplan Singapore Professional’s WSQ ATO status and revoking accreditation and funding for all WSQ courses effective July 1, 2019. These actions have adversely affected and will continue to adversely affect Kaplan Singapore’s revenues and operating results.

On October 7, 2020, Kaplan Higher Education Academy (KHEA) was granted approval by SSG to deliver WSQ courses as an ATO for a period of two years. KHEA-Genesis is currently securing approvals from SSG for the WSQ courses they intend to offer, with the aim of having the first courses authorized to commence in the second quarter of 2021.
In Australia, Kaplan delivers a broad range of financial services programs from certificate level through master’s level, together with professional development offerings through Kaplan Professional, as well as higher education programs in business, accounting, hospitality, and tourism and management through Kaplan Business School. In 2020, these businesses provided courses to approximately 5,000 students through face-to-face classroom programs (within Kaplan Business School) and approximately 26,000 students through online or distance-learning programs offered by Kaplan Professional. In 2020, Kaplan Professional also had approximately 35,000 subscribers for Ontrack, its continuing professional development platform for financial services professionals.
Kaplan Australia’s English-language business is part of KI Languages, which operates across five locations in Australia and one location in New Zealand, teaching approximately 3,000 students in 2020. The Kaplan Australia Pathways business is also part of KI Pathways. It consists of Murdoch Institute of Technology and the University of Adelaide College and offered face-to-face pathways and foundational education to approximately 1,300 students wishing to enter Murdoch University in Perth and the University of Adelaide in 2020. The contract with Murdoch University to run the Murdoch Institute of Technology is set to expire in June 2021. In November 2019, Kaplan Australia obtained regulatory approval to operate a Melbourne campus for the University of Adelaide, which will commence in March 2021. In November 2020, Kaplan Australia also entered into a seven-year partnership with the University of Newcastle, Australia to operate an on-campus pre-University pathway college offering pathways and English language programs.
Kaplan Australia also owns Red Marker Pty Ltd., a machine learning and artificial intelligence-based provider of regulatory software for the financial services industry. Red Marker’s Artemis product detects potentially noncompliant content as it is being created, helping advisers and licensees to identify and remediate compliance risks associated with the promotion of financial products or services.
In Hong Kong, Kaplan operates three main business units: Kaplan Financial, Kaplan Language Training and Kaplan Higher Education, serving approximately 9,200 students annually.
Kaplan Hong Kong’s Financial division delivers preparatory courses to approximately 7,400 students and business executives wishing to earn professional qualifications in accountancy, financial markets designations and other professional fields.
Hong Kong’s Language Training division offers test preparation for both overseas study and college applications, including TOEFL, IELTS, SAT and GMAT, to approximately 700 students.
Kaplan Hong Kong’s Higher Education division offers both full-time and part-time programs to approximately 1,100 students studying for degrees from leading Western universities. Students earn doctorate, master’s and bachelor’s degrees in Hong Kong. Kaplan also offers a proprietary pre-college diploma program through the Kaplan Business and Accountancy School.
In 2014, Kaplan Holdings Limited (Hong Kong) signed a joint venture agreement with CITIC Press Corporation. Under the terms of the agreement, the parties incorporated a joint venture company, Kaplan CITIC Education Co. Limited, 49% of which is owned by Kaplan Holdings Limited. The joint venture company is carrying out publishing and distribution of Kaplan Financial training products in the People’s Republic of China (including CFA, FRM and ACCA) and is expanding its business with other Kaplan divisions under an intellectual property license from Kaplan.
Each of Kaplan’s international businesses is subject to unique and often complex regulatory environments in the countries in which they operate, and the degree of consistency in the application and interpretation of such regulations can vary significantly in certain jurisdictions.
Kaplan North America
As discussed above, in the second half of 2020 Kaplan combined its Kaplan Higher Education, Kaplan Test Preparation and Kaplan Professional segments into one business named Kaplan North America (KNA). The following disclosure combines those now legacy segments under the Kaplan North America business comprised of two segments, Kaplan North America Higher Education (comprising primarily former Kaplan Higher Education (KHE) products and services) and Kaplan North America Supplemental Education (comprising primarily former Kaplan Test Preparation (KTP) and former Kaplan Professional (KP) products and services).

Kaplan North America Higher Education
Until March 22, 2018, through the KHE segment, Kaplan provided postsecondary education services to students through Kaplan University’s (KU) online and fixed-facility colleges. KU provided a wide array of certificate, diploma and degree programs designed to meet the needs of students seeking to advance their education and career goals.
On March 22, 2018, certain subsidiaries of Kaplan contributed the institutional assets and operations of KU to a new university: an Indiana nonprofit, public-benefit corporation affiliated with Purdue University, known as Purdue University Global (Purdue Global). As part of the transfer to Purdue Global, KU transferred students, academic personnel, faculty and operations, property leases for KU’s campuses and learning centers, and Kaplan-owned academic curricula and content related to KU courses. Kaplan also indemnified Purdue for certain pre-closing liabilities. At the same time, KU and Purdue Global entered into a Transition and Operations Support Agreement, which was amended on July 29, 2019 (TOSA), pursuant to which KNA provides key non-academic operations support to Purdue Global. Kaplan received nominal cash consideration upon the transfer of the institutional assets and operations of KU. The combination of the KHE, KTP and KP segments into one KNA business did not change Kaplan’s or Purdue Global’s obligations under the TOSA.
The transfer of KU did not include any of the assets of the KU School of Professional and Continuing Education (now managed by KNA), which provides professional training and exam preparation for professional certifications and licensures. The transfer also did not include the transfer of other Kaplan businesses.
KNA also provides similar non-academic operations support services for online pre-college, certificate, undergraduate and graduate programs to institutions such as Purdue University and Wake Forest University. These are the same services and operations provided by the KHE segment which is now a part of the KNA business.
Transition and Operations Support Agreement (TOSA). Purdue Global operates largely online as an Indiana public university affiliated with Purdue University. The operations support activities that KNA provides to Purdue Global (and other institutions of higher education, including Purdue University) include technology support, help-desk functions, human resources support for transferred faculty and employees, admissions support, financial aid processing, marketing and advertising, back-office business functions, certain test preparation, and domestic and international student recruiting services.

Pursuant to the TOSA, KNA is not entitled to receive any reimbursement of costs incurred in providing support functions, or any fee, unless and until Purdue Global has first covered all of its operating costs (subject to a cap). If Purdue Global achieves cost efficiencies in its operations, KNA may be entitled to an additional payment equal to 20% of such cost efficiencies (Purdue Efficiency Payment). In addition, during each of Purdue Global’s first five years, prior to any payment to KNA, Purdue Global is entitled to a priority payment of $10 million per year beyond costs (Purdue Priority Payment). To the extent that Purdue Global’s revenue is insufficient to pay the Purdue Priority Payment, KNA is required to advance an amount to Purdue Global to cover such insufficiency. Upon closing of the transaction, Kaplan paid to Purdue Global an advance in the amount of $20 million, representing, and in lieu of, a Purdue Priority Payment for each of the fiscal years ending June 30, 2019, and June 30, 2020.
To the extent that there is sufficient revenue to pay the Purdue Efficiency Payment, Purdue Global will be reimbursed for its operating costs (subject to a cap) and will be paid the Purdue Priority Payment. To the extent that there is remaining revenue, KNA will then be reimbursed for its operating costs (subject to a cap) of providing the support activities. If KNA achieves cost efficiencies in its operations, then KNA may be entitled to an additional payment equal to 20% of such cost efficiencies (KNA Efficiency Payment). The TOSA, as amended, reflects the parties’ intent that, subject to available cash (calculated as cash balance minus cash deficiencies, if any, projected for the next six-month period based on applicable budget), KNA is entitled to receive a fee equal to 12.5% (increasing to 13% from June 30, 2023, through June 30, 2027) of Purdue Global’s revenue, which served as the deferred purchase price for the transfer of KU (Deferred Purchase Price). Separately, KNA is entitled to a fee for services provided equal to 8% of KNA’s costs of providing such services to Purdue Global (Contributor Service Fee). KNA’s Contributor Service Fee is deducted from any amounts owed to KNA for the Deferred Purchase Price. Together these payments are known as “Contributor Compensation.” In each case, the Contributor Compensation remains subject to available cash and the limitations of payment carry over from year to year.
After the first five years of the TOSA, KNA and Purdue Global will be entitled to payments in a manner consistent with the structure described above, except that (i) Purdue Global will no longer be entitled to the Purdue Priority Payment and (ii) to the extent that there are sufficient revenues after payment of the KNA Efficiency Payment (if any), Purdue Global will be entitled to an annual payment equal to 10% of the remaining revenue after the KNA Efficiency Payment (if any) is paid, subject to certain other adjustments.
The TOSA has a 30-year initial term, which will automatically renew for five-year periods unless terminated. After the sixth year, Purdue Global has the right to terminate the agreement upon payment of a termination fee equal to 125% of Purdue Global’s total revenue earned during the preceding 12-month period, which payment would be made pursuant to a 10-year note, and at the election of Purdue Global, it may receive for no additional consideration certain assets used by KNA exclusively to provide the support activities pursuant to the TOSA. At the end of the 30-year term, if Purdue Global does not renew the TOSA, Purdue Global will be obligated to make a final payment of 75% of its total revenue earned during the preceding 12-month period, which payment will be made pursuant to a 10-year note, and at the election of Purdue Global, it may receive for no additional consideration certain assets used by KNA exclusively to provide the support activities pursuant to the TOSA. Either party may terminate the TOSA at any time if Purdue Global generates (i) $25 million in cash operating losses for three consecutive years or (ii) aggregate cash operating losses greater than $75 million at any point during the initial term. Operating loss is defined as the amount by which the sum of (1) Purdue Global’s and KNA’s respective costs in performing academic and support functions and (2) the $10 million Purdue Priority Payment in each of the first five years following March 22, 2018, exceeds the revenue Purdue Global generates for the applicable fiscal year. Upon termination for any reason, Purdue Global will retain the assets that Kaplan contributed pursuant to the TOSA. Each party also has certain termination rights in connection with a material default or material breach of the TOSA by the other party.
Regulatory Environment. KNA no longer owns or operates KU or any other institution participating in student financial aid programs created under Title IV of the U.S. Federal Higher Education Act of 1965 (Higher Education Act), as amended (Title IV). KNA provides services to Purdue Global, Purdue University, Wake Forest University and other Title IV participating institutions that may require KNA to comply with certain laws and regulations, including applicable statutory provisions of Title IV. KHE also provides financial aid services to Purdue Global and, as such, meets the definition of a “third-party servicer” contained in the Title IV regulations to Purdue Global (but no other institution as of the date of this report). As a third-party servicer, KNA is subject to applicable statutory provisions of Title IV and U.S. Department of Education (ED) regulations that, among other things, require KNA to be jointly and severally liable with its Title IV participating client institution(s) to the ED for any violation by such client institution of any Title IV statute or ED regulation or requirement. KNA is also subject to other federal and state laws, including, but not limited to, federal and state consumer protection laws and rules prohibiting unfair or deceptive marketing practices, data privacy, data protection and information security requirements established by federal state and foreign governments, including for example the Federal Trade Commission and the applicable provisions of the Family Educational Rights and Privacy Act regarding the privacy of student records. KNA’s failure to comply with these and other federal and state laws and regulations could result in adverse consequences to KNA’s business, including, for example:
•The imposition on KNA and/or Kaplan of fines, other sanctions, or liabilities, including repayment obligations for Title IV funds to the ED or the termination or limitation on Kaplan’s eligibility to provide services as a third-party servicer to any Title IV participating institution;
•Adverse effects on KNA’s business and results of operations from a reduction or loss in KNA’s revenues under the TOSA or any other agreement with any Title IV participating institution if a client institution loses or has limits placed on its Title IV eligibility, accreditation, operations or state licensure, or is subject to fines, repayment obligations or other adverse actions due to noncompliance by KNA (or the institution) with Title IV, accreditor, federal or state agency requirements;
•Liability under the TOSA or any other agreement with any Title IV participating institution for noncompliance with federal, state or accreditation requirements arising from KNA’s conduct; and
•Liability for noncompliance with Title IV or other federal or state laws and regulations occurring prior to the transfer of KU to Purdue.
Incentive compensation. Under the ED’s incentive compensation rule, an institution participating in Title IV programs may not provide any commission, bonus or other incentive payment to any person or entity engaged in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV funds if such payment is based directly or indirectly on success in securing enrollments or financial aid. KNA is a third party providing bundled services to Title IV participating institutions that include recruiting and, in the case of Purdue Global, financial aid services. As such, KNA is also subject to the incentive compensation rules and cannot provide any commission, bonus or other incentive payment to any covered employees, subcontractors or other parties engaged in certain student recruiting, admission or financial aid activities based on success in securing enrollments or financial aid. In addition, tuition revenue sharing payments to KNA under the TOSA (as well as any other agreement with any Title IV participating institution) must comply with revenue sharing guidance provided by the ED related to bundled services agreements. For more information, see Item 1A. Risk Factors. Failure to Comply with the ED’s Title IV Incentive Compensation Rule Could Subject Kaplan to Liabilities, Sanctions and Fines.
Misrepresentations. A Title IV participating institution is required to comply with the ED regulations related to misrepresentations and with related federal and state laws. These laws and regulations are broad in scope and may extend to statements by servicers, such as KNA, that provide marketing or certain other services to such institutions. The laws and regulations may also apply to KNA’s employees and agents, with respect to statements addressing the nature of an institution’s programs, financial charges or the employability of its graduates. Additionally, failure to comply with these and other federal and state laws and regulations regarding misrepresentations and marketing practices could result in the imposition on KNA or its client institutions of fines, other sanctions, or liabilities, including federal student aid repayment obligations to the ED, the termination or limitation on KNA’s eligibility to provide services as a third-party servicer to Title IV participating institutions, the termination or limitation of a client institution’s eligibility to participate in the Title IV programs, or legal action by students or other third parties. A violation of misrepresentation regulations or other federal or state laws and regulations applicable to the services KNA provides to its client institutions arising out of statements by KNA, its employees or agents could require KNA to pay the costs associated with indemnifying its client institutions from applicable losses resulting from the violation and could result in fines, other sanctions, or liabilities imposed on KNA.
Compliance by client institutions with Title IV program requirements and other federal, state and accreditation requirements. KNA currently provides services to education institutions that are heavily regulated by federal and state laws and regulations and subject to extensive accrediting body requirements. Presently, a material portion of KNA’s revenues are attributable to service fees it receives under the TOSA, which are dependent upon revenues generated by Purdue Global and dependent upon Purdue Global’s eligibility to participate in the Title IV federal student aid program. To maintain Title IV eligibility, Purdue Global and KNA’s other client institutions must be certified by the ED as eligible institutions, maintain authorizations by applicable state education agencies and be accredited by an accrediting commission recognized by the ED. Purdue Global and KNA’s other client institutions must also comply with the extensive statutory and regulatory requirements of the Higher Education Act and other state and federal laws and accrediting standards relating to their financial aid management, educational programs, financial strength, disbursement and return of Title IV funds, facilities, recruiting practices, representations made by the school and other parties, and various other matters. Additionally, Purdue Global and other client institutions are subject to laws and regulations that, among other things, limit student default rates on the repayment of Title IV loans, permit borrower defenses to repayment of Title IV loans based on certain conduct of the institution, establish specific measures of financial responsibility and administrative capability, regulate the addition of new campuses and programs and other institutional changes; require compliance with state professional licensure board requirements to the extent applicable to institutional programs and require state authorization and institutional and programmatic accreditation. If the ED finds that Purdue Global or other client institutions have failed to comply with Title IV requirements or improperly disbursed or retained Title IV program funds, it may take one or more of a number of actions, including, but not limited to:
•fining the school;
•requiring the school to repay Title IV program funds;
•limiting or terminating the school’s eligibility to participate in Title IV programs;
•initiating an emergency action to suspend the school’s participation in Title IV programs without prior notice or opportunity for a hearing;
•transferring the school to a method of Title IV payment that would adversely affect the timing of the institution’s receipt of Title IV funds;
•requiring the submission of a letter of credit;
•denying or refusing to consider the school’s application for renewal of its certification to participate in the Title IV programs or for approval to add a new campus or educational program; and
•referring the matter for possible civil or criminal investigation.
If Purdue Global or other client institutions lose or have limits placed on their Title IV eligibility, accreditation or state licensure, or if they are subject to fines, repayment obligations or other adverse actions due to their or KNA’s noncompliance with Title IV regulations, accreditor or state agency requirements or other state or federal laws, KNA’s financial results of operations could be adversely affected.
Compliance reviews and litigation. KNA and its client institutions are subject to reviews, audits, investigations and other compliance reviews conducted by various regulatory agencies and auditors, including, among others, the ED, the ED’s Office of the Inspector General, accrediting bodies and state and various other federal agencies. These compliance reviews could result in findings of noncompliance with statutory and regulatory requirements that could, in turn, result in the imposition of fines, liabilities, civil or criminal penalties or other sanctions against KNA and its client institutions. Separately, if KNA provides financial aid services to more than one Title IV participating institution (i.e., one or more participating institutions in addition to Purdue Global), it will be required to arrange for an independent auditor to conduct an annual Title IV compliance audit of KNA’s compliance with applicable ED requirements. KNA’s client institutions are also required to arrange for an independent auditor to conduct an annual

Title IV compliance audit of their compliance with applicable ED requirements, including requirements related to services provided by KNA.
On September 3, 2015, Kaplan sold to Education Corporation of America (ECA) substantially all of the assets of the prior KHE Campuses. The transaction included the transfer of certain real estate leases that were guaranteed or purportedly guaranteed by Kaplan. ECA is currently in receivership, has terminated all of its higher education operations and has sold most, if not all, of its remaining assets (including New England College of Business). Additionally, the receiver has repudiated all of ECA’s real estate leases. Although ECA is required to indemnify Kaplan for any amounts Kaplan must pay due to ECA’s failure to fulfill its obligations under the real estate leases guaranteed by Kaplan, ECA’s current financial condition and the amount of secured and unsecured creditor claims outstanding against ECA make it unlikely that Kaplan will recover from ECA. In the second half of 2018, the Company recorded an estimated $17.5 million in losses on guarantor lease obligations in connection with this transaction in other non-operating expense. The Company recorded an additional estimated $1.1 million in non-operating expense in 2019 and $1 million in non-operating expense in 2020, in each case consisting of legal fees and lease costs. The Company continues to monitor the status of these obligations. Kaplan also may be liable to the current owners of KU and the KHE schools related to the pre-sale conduct of the schools. Additionally, the pre-sale conduct of the schools could be the subject of future compliance reviews or lawsuits that could result in monetary liabilities or fines or other sanctions.
Kaplan North America Supplemental Education
In 2020, KNA’s supplemental education products included all products of the former KTP and KP segments, including test preparation, data science education and training, healthcare simulation businesses, professional licensure training and preparation, corporate training and continuing education. Each of these businesses is discussed below.
Test Preparation. KNA’s test preparation businesses prepare students under the Kaplan Test Prep, Manhattan Prep and Barron’s Educational Series brands for a broad range of standardized, high-stakes tests, including the SAT, ACT, LSAT, GMAT, MCAT and GRE. KNA’s accredited businesses, operating under the Kaplan Prep & Achieve brand, prepare students for licensing exams required to enter certain professions, including nursing, medicine and law. KNA also sells admissions consulting, tutoring and other advising services.
In 2020, KNA served over 220,000 students through its test preparation programs and related products (such as tutoring, online question banks and online practice tests), excluding sales of test prep books by third-party retailers. KNA test preparation programs are taught at Kaplan-branded locations and at numerous other locations, such as hotels, high schools, universities and companies throughout the U.S., including Puerto Rico, as well as in Canada, Mexico and the U.K. KNA also licenses material for certain programs to third parties. Since the end of the first quarter of 2020, virtually all KNA test preparation programs have been offered online, typically in a live online classroom or a self-study format, and in person. Private tutoring services are provided online and, in select markets, in person. As pandemic restrictions were lifted, KNA maintained its strategic decision to move away from in-person courses for test preparation programs to focus on primarily digital delivery of courses.
KNA supplemental education includes Kaplan Publishing, which focuses on print and digital test preparation and reference resources sold through retail channels under the Kaplan Test Prep, Manhattan Prep and Barron’s Educational Series brands. At the end of 2020, Kaplan Publishing had over 1,100 titles in print and digital formats, including more than 250 digital products. In total, KNA test prep prepares students for more than 233 standardized tests, the large majority of which are U.S. focused.
Data Science. KNA operates Metis, a licensed data science and analytics school and training organization that operates immersive, live online boot camp programs and courses, and conducts training for corporations worldwide.
Healthcare Simulation. i-Human Patients provides online, simulated patient interactions for use in training and assessing medical health professionals, which are typically purchased by medical, nursing and physician assistant schools.
Professional Licensure Training and Preparation, Corporate Training, and Continuing Education. The combination of the Kaplan Professional (U.S.) (KP) segment into the Kaplan North America Supplemental Education segment in 2020 did not alter or otherwise change the KP products or services that Kaplan offers. Through its professional licensure products, operating under the brands Dearborn Real Estate Education, Kaplan Real Estate Education, Bob Hogue School of Real Estate, Kaplan Financial Education, Professional Publications (PPI) and Kaplan Schweser, KNA helps professionals obtain certifications, licensures and designations that enable them to advance their careers. Additionally, KNA collaborates with organizations to solve their talent management challenges through customized corporate learning and development solutions. Through live and online instruction, KNA provides professional license test preparation, licensing and continuing education, as well as leadership and professional development programs to businesses and individuals in the accounting, insurance, securities, real estate, financial services, wealth management, engineering and architecture industries.
In 2020, KNA served approximately 3,200 business-to-business clients through its professional services (formerly KP products) including approximately 160 Fortune 500 companies. In 2020, approximately 150,000 students used KNA’s professional licensure exam preparation offerings.
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

Station, Location and Year Commercial Operation Commenced	National Market Ranking (a)	Primary Network Affiliation	Expiration Date of FCC License	Expiration Date of Network Agreement	Total Commercial Stations in DMA (b)
KPRC, Houston, TX, 1949	8th	NBC	Aug. 1, 2022	Dec. 31, 2022	17
WDIV, Detroit, MI, 1947	15th	NBC	Oct. 1, 2021	Dec. 31, 2022	10
WKMG, Orlando, FL, 1954	17th	CBS	Feb. 1, 2021*	June 30, 2022	16
KSAT, San Antonio, TX, 1957	31st	ABC	Aug. 1, 2022	Dec. 31, 2021	14
WJXT, Jacksonville, FL, 1947	43rd	None	Feb. 1, 2021*	—	9
WCWJ, Jacksonville, FL, 1966	43rd	CW	Feb. 1, 2021*	Aug. 31, 2021	9
WSLS, Roanoke, VA, 1952	71st	NBC	Oct. 1 2028	Dec. 31, 2022	7
 _________________________________________________________________________________
(a) Source: 2020/2021 Local Television Market Universe Estimates, the Nielsen Company, September 2020, based on television homes in DMA (see note (b) below).
(b) Full-power commercial TV stations, Designated Market Area (DMA) is a market designation of the Nielsen Company that defines each television market exclusive of another, based on measured viewing patterns.
*The license renewals were filed in October 2020 and the applications are pending at the FCC. GMG does not anticipate any issues with its pending applications or in renewing its FCC licenses and expects the FCC to grant these pending applications in due course, but cannot provide any assurances that the FCC will do so.
Revenue from broadcasting operations is derived primarily from the sale of advertising time to local, regional and national advertisers. In 2020, advertising revenue accounted for 62% of the total for GMG’s operations. Advertising revenue is sensitive to a number of factors, some specific to a particular station or market and others more general in nature. These factors include a station’s audience share and market ranking; seasonal fluctuations in demand for air time; annual or biannual events, such as sporting events and political elections; and broader economic trends, among others.
Regulation of Broadcasting and Related Matters
GMG’s television broadcasting operations are subject to the jurisdiction of the U.S. Federal Communications Commission (FCC) under the U.S. Federal Communications Act of 1934, as amended (the Communications Act). Each GMG television station holds an FCC license that is renewable upon application for an eight-year period. In 2020, four GMG stations timely submitted renewal applications, each of which was due four months prior to the applicable station’s license expiration; one of these applications has been granted (WSLS) (Roanoke), and the three most recent applications remain pending (WKMG, WJXT, WCWJ) (GMG’s Florida stations). While GMG does not anticipate any material delays in the grant of its pending license renewal applications, a station’s operations may continue past the license expiration date in the event that its renewal application remains pending. As shown in the table above, the current terms of the GMG station licenses expire in 2021 through 2028. GMG does not anticipate any issues with its pending applications or in renewing its FCC licenses and GMG expects the FCC to grant future renewal applications for its stations in due course, but cannot provide any assurances that the FCC will do so.
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

In November 2017, the FCC voted to adopt rules authorizing broadcast television stations to voluntarily transition to a new technical standard, called Next Generation TV or ATSC 3.0. The new standard is designed to allow broadcasters to provide consumers with better sound and picture quality; hyper-localized programming, including news and weather; enhanced emergency alerts and improved mobile reception. The standard will allow for the use of targeted advertising and more efficient use of spectrum, potentially allowing for more multicast streams to be aired on the same six-megahertz channel. ATSC 3.0 is not backward compatible with existing television equipment, and the FCC’s rules require full-power television stations that transition to the new standard to continue broadcasting a signal in the existing DTV standard until the FCC phases out the requirement in a future order. A transitioning station’s DTV-formatted content must be substantially similar to the programming aired on its ATSC 3.0 channel until July17, 2023, five years from the date the rules in the original 2017 FCC order were finalized. In June 2020, the FCC re-affirmed this sunset date, but stated that it would open a proceeding one year prior to the sunset date to determine whether the date should be extended. In November 2020, GMG station WDIV (Detroit) applied for and was granted authority by the FCC to effectuate an ATSC 3.0 simulcasting arrangement with another station in the Detroit area (WMYD, licensed to Scripps Broadcasting Holdings, LLC). The station’s ATSC 3.0 stream was then launched on December 7, 2020. As required by the FCC rules, the stream is in addition to WDIV’s current DTV stream, which viewers continue to be able to view.
In connection with the transition to ATSC 3.0, which is an internet protocol-based standard, the FCC has updated its rules to reflect how broadcasters may use their spectrum in non-traditional ways (referred to as “Broadcast Internet”). In June 2020, the FCC issued a Declaratory Ruling clarifying that the television ownership rules would not apply to the lease of broadcast spectrum for Broadcast Internet purposes, and in December 2020, the FCC voted to adopt rules that specifically apply its existing framework regarding derogation of service and use of spectrum for ancillary and supplementary purposes to Broadcast Internet; i.e., a broadcaster must continue to air at least one free, over-the-air television signal in SDTV format, and if a broadcaster opts to use its spectrum for Broadcast Internet services, it will incur a five percent fee based on the gross revenue received by the broadcaster. It is too soon to predict how the use of broadcast spectrum for Broadcast Internet services could impact the industry. In April 2017, the FCC announced the completion of an incentive auction in which certain broadcast television stations bid to relinquish spectrum or move to a different spectrum band in exchange for a share of the revenues obtained by auctioning the reallocated broadcast spectrum for use by wireless broadband providers. None of GMG’s stations participated in the incentive auction. However, certain GMG stations—specifically, WDIV, WSLS, WCWJ and WJXT—were required to move to new channel allotments in order to free up a nationwide block of spectrum for wireless broadband use. The FCC adopted rules requiring this “repacking” of broadcast television stations to new channels to be completed within 39 months after the incentive auction closed, with earlier deadlines set for particular stations in order to stagger the transition to new channels. The WSLS transition was completed on September 11, 2019, the WCWJ and WJXT transitions were completed on January 16, 2020, and the WDIV transition was completed on September 16, 2020 (following tolling of its assigned deadline due to delays related to the COVID-19 pandemic).
GMG’s repacked stations have been eligible to seek reimbursement for repacking-related costs and have been receiving reimbursement payments through the FCC’s process. Congress has capped the overall funds available for repack-related reimbursements. The initial legislation authorizing the incentive auction provided only $1.75 billion in total for all such reimbursements. Congress later made available an additional $1 billion in reimbursement funds, with $600 million in available funds allocated to 2018 and $400 million allocated to 2019.
To date, each repacked commercial television station, including each of the repacked GMG stations, has been allocated a reimbursement amount equal to approximately 92.5% of the station’s estimated repacking costs, as verified by the FCC’s fund administrator. Receipt of the allocated funds is subject to FCC approval of particular requests for reimbursement of actual costs fully incurred. As of December 31, 2020, the repacked GMG stations have received approximately $17.5 million in FCC reimbursements since 2018.
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
The Communications Act and the FCC rules allow a commercial television broadcast station, under certain circumstances, to insist on mandatory carriage of its signal on cable systems serving the station’s market area (must carry). Alternatively, stations may elect, at three-year intervals, to forgo must-carry rights and allow their signals to be carried by cable systems only pursuant to a “retransmission consent” agreement. Commercial television stations also may elect either mandatory carriage or retransmission consent with respect to the carriage of their signals on direct broadcast satellite (DBS) systems that provide “local-into-local” service (i.e., distribute the signals of local television stations to viewers in the local market area). Stations that elect retransmission consent may negotiate for compensation from cable or DBS systems in exchange for the right to carry their signals. Each of GMG’s television stations has elected retransmission consent for both cable and DBS operators, and each is carried on all of the major cable and DBS systems serving each station’s respective local market pursuant to retransmission consent agreements. Retransmission consent elections must be made every three years. The most recent election deadline was October 1, 2020; all GMG stations elected retransmission consent for both cable and DBS operators. The 2020 election process was less time-intensive than prior processes, as the FCC in July 2019 moved to an electronic election system that now allows broadcasters to post their carriage elections online and to send notices to covered MVPDs electronically. The next election deadline is October 1, 2023 and will follow the same process.
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
Ownership Limits.  The Communications Act and the FCC’s rules limit the number and types of media outlets in which a single person or entity may have an attributable interest. The FCC is required by statute to review its media ownership rules (with the exception of the national television ownership rule, discussed below) every four years to determine whether those rules remain necessary in the public interest as the result of competition. This process is referred to as the quadrennial review. In November 2017, the FCC conducted such a review and voted to eliminate certain of its ownership limit restrictions and to modify others. However, this FCC decision was challenged in court, and the Third Circuit Court of Appeals set aside the FCC’s decision in November 2019. The FCC appealed the Third Circuit court’s decision, and on January 19, 2021, the U.S. Supreme Court heard oral arguments in the case. A decision is expected in the first half of 2021.
Pending a decision from the Supreme Court, the FCC’s pre-November 2017 rules remain in effect. These rules include: the newspaper/broadcast cross-ownership rule, which prohibits a single entity from owning a full-power broadcast station and a daily print newspaper in the same local market; the radio/television cross-ownership rule, which imposes certain limits on the ability to own television and radio stations in the same market (in addition to the separate limits on the number of television or radio stations an entity may own in a given market); a more restrictive local television ownership rule, including the Eight Voices Test (generally prohibiting two commercial television stations in the same market from combining ownership if the transaction would result in fewer than eight independently owned stations remaining in the market) and the presumptive prohibition on transactions that would result in common ownership among the top four ranked stations in the same market; and a rule making certain television joint sales agreements (JSAs) attributable in calculating compliance with the FCC’s ownership limits.
The FCC’s most recent quadrennial review of its media ownership rules was initiated in December 2018, prior to the Third Circuit court’s decision setting aside the FCC’s November 2017 rule changes. That proceeding remains open. GMG’s ability to enter into certain transactions in the future may be affected by the reinstatement of the pre-November 2017 ownership rules, the outcome of the U.S. Supreme Court’s review of the Third Circuit court’s decision, and the resolution of the current FCC quadrennial review proceeding.
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
Political Advertising.  The FCC regulates the sale of advertising by GMG’s stations to candidates for public office and imposes other obligations regarding the broadcast of political announcements more generally, including the disclosures of certain information related to such advertising in the station’s online public inspection file. The application of these regulations may limit the advertising revenues of GMG’s television stations during the periods preceding elections. Failure to comply with the political advertising rules may result in enforcement actions by the FCC. On October 16, 2019, the FCC admonished GMG because its WDIV station failed to disclose certain sponsorship information and failed to file in a timely manner certain materials in the public inspection file. GMG was one of several station groups so admonished, and GMG received no fines or other consequences as a result of this issue. Recently, the FCC has entered into consent decrees with a large number of radio station groups based on their failure to timely upload to the online public inspection files the materials required by the FCC’s political advertising rules. The Company has procedures in place regarding compliance with the FCC’s political advertising rules, but cannot predict how the FCC’s future application of these rules will affect GMG’s stations.
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
Other Activities
Graham Healthcare Group
Graham Healthcare Group (GHG) provides home health, hospice and palliative services to more than 50,000 patients annually. GHG operates 10 home care, seven hospice and two palliative care operating units in Michigan,

Illinois and Pennsylvania. Six of GHG’s 19 operating units are operated through joint ventures with health systems and physician groups. The remainder are wholly owned and operated under the “Residential” brand name. Home health services include a wide range of health and social services delivered at home to recovering, disabled and chronically or terminally ill persons in need of medical, nursing, social or therapeutic treatment and assistance with the essential activities of daily living. Hospice care focuses on relieving symptoms and supporting patients with a life expectancy of six months or less. Hospice care involves an interdisciplinary approach to the provision of medical care, pain management and emotional and spiritual support, with an emphasis on comfort, not curing. Hospice services can be provided in the patient’s home, as well as in free-standing hospice facilities, hospitals, nursing homes and other long-term care facilities. Palliative care is a specialized form of medicine provided by nurse practitioners that aims to enhance the quality of life of patients and their families who are faced with serious illness. It focuses on increasing comfort through prevention and treatment of distressing symptoms. In addition to expert symptom management, palliative care focuses on clear communication, advance planning and coordination of care. Each GHG operating unit offers care coordination, healthcare solutions and clinical expertise. All home health and hospice operations are Medicare certified and accredited by the Accreditation Commission for Health Care (ACHC) or are in the process of being ACHC accredited. GHG derives 90% of its revenues for home health and hospice services from Medicare. The remaining sources of revenue are from Medicaid, commercial insurance and private payers.
In 2020, GHG acquired two new business units, Clinical Specialty Infusions, LLC (CSI Pharmacy) located in Texarkana, Texas, and Clarus Care, LLC (Clarus) in Nashville, Tennessee. CSI Pharmacy is a nationwide specialty pharmacy licensed in 38 states that serves patients suffering from chronic illness. The Company specializes in treating rare diseases with biologics and plasma-derived therapies, with revenues derived primarily from intravenous immunoglobulin (IVIG) therapy. CSI Pharmacy delivers products to patients’ houses and employs nurses to provide specialized infusion therapies in the home on a monthly basis. Clarus provides call management solutions to physician groups and hospitals. Clarus replaces traditional human-staffed answering services with a SaaS-based solution. Clarus streamlines calls, eliminates patient hold times, and manages referrals and new appointments. The solution eliminates delays, call routing errors and malpractice risk inherent with traditional call centers.
Hoover Treated Wood Products, Inc.
Hoover Treated Wood Products, Inc. (Hoover) is a supplier of pressure impregnated kiln-dried lumber and plywood products for fire-retardant and preservative applications. Hoover, founded in 1955 and acquired by the Company in 2017, is headquartered in Thomson, GA. It operates 10 facilities across the country and services a stocking distributor network of more than 100 locations spanning the U.S. and Canada.
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
Clyde’s Restaurant Group
In July 2019, the Company acquired Clyde’s Restaurant Group (Clyde’s). Clyde’s, founded in 1963, owns and operates 11 restaurants and entertainment venues in the Washington, D.C. metropolitan area, including seven Clyde’s locations, Old Ebbitt Grill, The Hamilton, 1789 Restaurant, and The Tombs. Clyde’s is managed by its existing management team as a wholly owned subsidiary of the Company.

Graham Automotive LLC
On January 31, 2019, the Company acquired a 90% interest in two automobile dealerships in the Washington, D.C. area, Honda of Tysons Corner in Virginia and Lexus of Rockville in Maryland. The two dealerships are established automotive retailers. In December 2019, the Company opened a new Jeep dealership in Bethesda, MD. The Company also entered into a management services agreement with an entity affiliated with Christopher J. Ourisman, a member of the Ourisman Automotive Group family of dealerships, to operate and manage the operations of the dealerships.
Framebridge, Inc.
In May 2020, the Company acquired an additional interest in Framebridge, Inc. (Framebridge), a custom framing service company, that resulted in the Company’s ownership of approximately 93% of Framebridge. The CEO of Framebridge continues to hold an approximately 7% ownership stake in Framebridge. Framebridge provides high-quality, affordable and fast custom framing directly to consumers. Through its website, app, and retail locations, Framebridge offers consumers the option to drop off or ship artwork, pictures and other personal objects directly to Framebridge to be custom framed and then delivered directly to a customer or a retail store for in-store pick up. Framebridge is headquartered in Washington, D.C., has retail locations in Washington, D.C., Bethesda, MD, Brooklyn, NY, two locations in Atlanta, GA and two manufacturing facilities in Lexington, KY.
Code3 (formerly a part of SocialCode)
In 2020, SocialCode split into two separate companies: Code3 and Decile. SocialCode’s marketing agency business now operates under the new name Code3. Code3 is a marketing and insights company that manages digital advertising for global brands and early-stage companies. It delivers software and service to transform consumer and performance data into planning, content, media activation and measurement to maximize ROI. Code3 works across platforms such as Facebook, Instagram, Amazon, Google, Twitter, Pinterest, Snapchat and YouTube. The legacy business surrounding the Audience Intelligence Platform (AIP) now operates as a separate software company, under the new name, Decile LLC.
Decile LLC
Decile LLC (Decile) is a customer data and analytics software company that helps marketers extract value from their proprietary first-party customer and sales data. Decile provides software and services to help its business clients better understand customer acquisition costs, customer retention, unit economics and how to increase profitable growth.
The Slate Group LLC
The Slate Group LLC (Slate) publishes Slate, an online magazine. Slate features articles and podcasts analyzing news, politics and contemporary culture and adds new material on a daily basis. Content is supplied by the magazine’s own editorial staff, as well as by independent contributors. As measured by The Slate Group, Slate had an average of more than 20 million unique visitors per month and averaged more than 67 million page views per month across desktop and mobile platforms in 2020. The Slate Group owns an interest in E2J2 SAS, a company incorporated in France that produces two French-language news magazine websites at slate.fr and slateafrique.com. The Slate Group provides content, technology and branding support.
Pinna
Pinna is an audio-first children’s media company offering an on-demand subscription service that delivers curated audio programming for children, all in one place, including podcasts, audio shows, audiobooks and music. The service offers children an ad-free, screen-free way to play and listen. Pinna creates and produces award-winning, original shows and partners with best-in-class brands and top creative talent to deliver age-appropriate, high-quality, highly entertaining audio experiences for three- to 12-year-olds.
The FP Group
The FP Group produces Foreign Policy magazine and the ForeignPolicy.com website, which cover developments in national security, international politics, global economics and related issues. The site features blogs, unique news content and specialized channels and newsletters focusing on regions and topics of interest. The FP Group provides insight and analysis into global affairs for government, military, business, media and academic leaders. FP Events also produces a growing number of live and virtual events, bringing together government, military, business and investment leaders to discuss important regional and topical developments and their implications.

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
Competition
Kaplan
Kaplan’s businesses operate in fragmented and competitive markets. Each of Kaplan International’s (KI) businesses competes in disaggregated markets with other for-profit institutions and companies (ranging in size from large for-profit universities to small competitors offering English-language courses) and, in certain instances, with government-supported schools and institutions that provide similar training and educational programs. Competitive factors vary by business and include program offerings, ranking of university partners, convenience, quality of instruction, reputation, placement rates, student services and cost. KI derives its competitive advantage from, among other things, delivering high-quality education and training experiences to students, having name brand recognition across multiple markets, developing strong relationships with corporate clients and recruitment partners and offering competitive pricing. Kaplan North America (KNA) competes with companies that provide various education technology solutions, consumer test and licensure preparation and course delivery, corporate training, university administrative support for online programs and courses, curriculum development, overall online program development and analytics for colleges and universities, as well as support for corporate, employer and employee education programs. The market for KNA’s services and products, and especially its higher education services and products, is dynamic and rapidly evolving, and several competitors offer a mix of some of the same products and services or are seeking to move into KNA’s markets. Competitive factors in these KNA markets include the ability to deliver a wide range of educational services and programs to clients across all levels of programs and administrative functions; cost effectiveness; expertise in marketing, recruitment and program delivery; student outcomes and satisfaction; the ability to invest in start-up and scaling initiatives; reputation; and compliance with laws and the ability to navigate complex regulatory requirements. KNA’s ability to effectively compete in the higher education services markets will depend in large part on its successful delivery and navigation of these factors. While the competitive landscape is expanding, KNA’s resources, capabilities and experience are key differentiators in the market. Similarly, KNA’s supplemental education products and services compete with a wide range of national, regional, local, online and location-based competitors. Competitors vary by test, with many focused on preparing students for a single high-stakes test. For its curricular and assessment services, KNA has a number of national competitors, including, for example, ATI/Ascend Learning and HESI/Elsevier, as well as competitors focused on preparation for particular tests. Competitive factors for the supplemental education products vary by product line and include price, features, modality, schedule and reputation. Although KNA faces intense competition and shifting consumer preferences in these areas, particularly with respect to online test preparation, where some new competitors are offering lower-cost and free test preparation products, KNA, and particularly Kaplan Test Prep, remains a leading name in test preparation owing in part to its technical expertise and capabilities, quality of instructors, content, curricula, longevity and reputation in the industry. KNA’s professional licensure training and preparation and corporate training products and services offer a broad portfolio of products, many within highly regulated and mature industries, including securities, insurance, real estate and wealth management, where competition includes a wide variety of national, regional and local companies seeking the same market share and resulting in deep price discounting and commoditization of offerings.
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
Dekko
Dekko has three distinct product families that compete in fragmented, competitive global markets: power and data distribution for office and furniture products, lighting solutions, and electrical harness manufacturing. These products are sold through dealer and distribution channels and original equipment manufacturer (OEM) customers, focused primarily on the North American market. While all markets and products are price sensitive, technology, engineering solutions, quality and delivery performance are critical in purchase decisions. Dekko’s multiple long-term relationships, high-quality manufacturing facilities, engineering support and reputation as a solutions provider, in addition to being a product supplier, all contribute to sustaining its competitive advantages.
Graham Healthcare Group
The home health and hospice industries are extremely competitive and fragmented, consisting of both for-profit and nonprofit companies. According to the Medicare Payment Advisory Commission’s July 2020 Data Book, there are approximately 11,365 Medicare-certified home health providers and approximately 4,639 hospice providers in the U.S., with the number of active home healthcare providers rapidly increasing. GHG markets its services to physicians, discharge planners and social workers at hospitals, nursing homes, senior living communities and physicians’ offices through a direct sales model. GHG differentiates its offerings based on response time, clinical programming, clinical outcomes and patient satisfaction. Throughout the three states in which it operates, GHG competes primarily with both privately owned and hospital-operated home health and hospice service providers.
Clyde’s
The restaurant industry is highly competitive. Clyde’s competes with national and regional chains and independent, locally owned restaurants for customers and personnel. The principal basis for competition are types of food and service, quality, price, location, brand and attractiveness of facilities.
Graham Automotive
The retail automotive industry is highly competitive and fragmented. Automobile dealerships compete with dealerships offering the same brands as well as those offering other manufacturers’ brands. Competitors include small local dealerships and large national multi-franchise automotive dealership groups. In addition to competition for vehicle sales, dealerships compete for parts and service business with other dealerships, automotive parts retailers and independent mechanics. The principal competitive factors in vehicle sales are price, selection of vehicles, location of dealerships and quality of customer service. The principal competitive factors in parts and service sales are price, the use of factory-approved replacement parts, factory-trained technicians and the quality of customer service.
Framebridge
Framebridge operates in a highly fragmented market. Competitors include small local retail operations and a few national retail chains. The competitive factors in the framing industry are price, selection and convenience.

Framebridge’s centralized manufacturing, clear and transparent pricing, retail stores that are optimized for foot traffic and a curated buying experience rather than framing workshops, and strong e-commerce and digital capabilities contribute to its competitive advantages.
Code3 (formerly a part of SocialCode)
The business of managed digital advertising is highly competitive. Public multinational advertising agencies may exacerbate price competition in an attempt to protect existing relationships with advertising clients in traditional media formats such as television. Public and private advertising technology companies, digital media agencies and newer market entrants such as consulting firms also compete on price, service and technology offerings. Code3 seeks to maintain a competitive advantage and maximize its clients’ return on advertising budgets by utilizing a combination of the deep expertise of its employees, who manage media spending on the largest digital platforms; a proprietary software (SaaS) as a service platform, allowing clients to make better use of first-party and third-party data to increase advertising effectiveness; and a full-service creative team with a nuanced understanding of digital media.
Decile
Decile faces competition from lower-cost providers that provide a narrower data analytics offering. In addition, at higher price points aimed at larger marketers ($50M+ annual revenue), there are several large customer data platform (CDP) competitors that attempt to unify many disparate sources of data to improve omnichannel advertising outcomes. Decile seeks to maintain a competitive advantage by simplifying the connection between data and marketing and bridging the gap between financial and marketing analytics to help marketers extract the most value out of their customer and sales data, all at a competitive price. Decile’s additional third-party data enrichment capabilities and data science analytics serve as key differentiators in the mid-market space where those capabilities are not available at a competitive price.
Slate
As a digital media company, Slate operates in highly competitive markets for subscribers, audiences and advertisers. For written work, Slate faces competition from other online publishers, especially magazines and newspapers. In podcasting, Slate faces competition from other podcast networks, as well as traditional radio networks. In the face of stiff competition, Slate is able to attract and retain a large educated, affluent audience and subscriber base by creating high-quality content, and is then able to compete for advertisers who wish to reach that audience on trusted, brand-safe properties.
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
Executive Officers
The executive officers of the Company, each of whom is elected annually by the Board of Directors, are as follows:
Donald E. Graham, age 75, has been Chairman of the Board of the Company since September 1993 and served as Chief Executive Officer of the Company from May 1991 until November 2015. Mr. Graham served as President of the Company from May 1991 until September 1993 and prior to that had been a Vice President of the Company for more than five years. Mr. Graham also served as Publisher of The Washington Post (the Post) from 1979 until September 2000 and as Chairman of the Post from September 2000 to February 2008.
Timothy J. O’Shaughnessy, age 39, became Chief Executive Officer of the Company in November 2015. From November 2014 until November 2015, he served as President of the Company. He was elected to the Board of Directors in November 2014. From 2007 to August 2014, Mr. O’Shaughnessy served as chief executive officer of LivingSocial, an e-commerce and marketing company that he co-founded in 2007. Mr. O’Shaughnessy is the son-in-law of Donald E. Graham, Chairman of the Company.
Andrew S. Rosen, age 60, became Executive Vice President of the Company in April 2014. He became Chairman of Kaplan, Inc. in November 2008 and served as Chief Executive Officer of Kaplan, Inc. from November 2008 to April 2014 and from August 2015 to the present. Mr. Rosen has spent nearly 35 years at the Company and its affiliates. He joined the Company in 1986 as a staff attorney with the Post and later served as assistant counsel at

Newsweek. He moved to Kaplan in 1992 and held numerous leadership positions there before being named Chairman and Chief Executive Officer of Kaplan, Inc.
Wallace R. Cooney, age 58, became Senior Vice President–Finance and Chief Financial Officer of the Company in April 2017. Mr. Cooney served as the Company’s Vice President–Finance and Chief Accounting Officer from 2008 to 2017. He joined the Company in 2001 as Controller.
Marcel A. Snyman, age 46, became Vice President and Chief Accounting Officer of the Company in January 2018. Mr. Snyman served as Controller of the Company from 2016 to 2018, prior to which he served as Assistant Controller beginning in April 2014 and Director of Accounting Policy beginning in July 2008.
Sandra M. Stonesifer, age 36, became Vice President–Chief Human Resources Officer of the Company in January 2021. Prior to joining the Company, Ms. Stonesifer was a consultant with S-Squared Consulting, an organization development consulting company.
Jacob M. Maas, age 44, became Senior Vice President–Planning and Development of the Company in October 2015. Prior to joining the Company, he served as executive vice president of operations and head of corporate development at LivingSocial, an e-commerce and marketing company that he joined as chief financial officer in 2008.
Nicole M. Maddrey, age 56, became Senior Vice President, General Counsel and Secretary of the Company in April 2015. Ms. Maddrey joined the Company in 2007 as Associate General Counsel.
Human Capital
The Company employs approximately 16,661 people worldwide, of which approximately 11,261 were employed in the United States and approximately 5,400 were employed outside the United States. Employment across each of the Company’s businesses is further discussed below.
Worldwide, Kaplan employs approximately 5,500 people on a full-time basis in 24 countries. Kaplan also employs substantial numbers of part-time employees who serve in instructional and administrative capacities. Kaplan’s part-time workforce comprises approximately 4,700 individuals in 13 countries. Collectively, in the U.S. and Canada, 24 Kaplan employees are represented by a union. Kaplan employees are also represented by a union in Singapore, where union membership is not disclosed to the employer. Kaplan believes there are also represented employees in the U.K. and Australia, where similar to Singapore, union membership is not disclosed to the employer.
Graham Media Group has approximately 1,043 employees, including 986 full-time employees, and 57 part-time employees, of whom approximately 107 are represented by a union.
In the Healthcare segment, Graham Healthcare Group has approximately 1,011 full-time employees and 192 part-time employees. None of these employees is represented by a union.
In the Manufacturing segment, Hoover has approximately 337 full-time employees, of whom 35 are represented by a union, and one part-time employee. Dekko has approximately 1,215 full-time employees, none of whom is represented by a union. Joyce/Dayton has approximately 154 full-time employees, none of whom is represented by a union. Forney has approximately 123 full-time employees, of whom 45 are represented by a union.
In the Other Businesses segment, Clyde’s has approximately 165 full-time employees and 790 part-time employees, none of whom is represented by a union. Graham Automotive employs approximately 250 full-time employees and four part-time employees, none of whom is represented by a union. Framebridge has approximately 546 full-time and 42 part-time employees, none of whom is represented by a union. Code3 has approximately 218 full-time employees and 12 part-time employees, none of whom is represented by a union. Decile has 33 full-time employees, none of whom is represented by a union. Slate employs 136 full-time employees and seven part-time employees, of whom approximately 50 are represented by a union. Pinna employs 12 full-time employees, none of whom is represented by a union. The FP Group has 48 full-time employees and three part-time employees. CyberVista employs 23 full-time staff and 18 part-time staff, none of whom is represented by a union.
The parent Company has approximately 76 full-time employees and two part-time employees, none of whom is represented by a union.
The Company recognizes the importance of attracting, developing and retaining highly qualified employees throughout each of its businesses. The following is a description of the Company’s efforts to manage and promote human capital within its organization.
Oversight and Management. The Company’s human resources organization and the human resource organizations of its various businesses manage employment-related matters, including recruiting and hiring, training, compensation, workplace safety, performance management, support for specific needs including supporting employees who are caregivers or working remotely, and creating diversity, equity and inclusion strategies. The Compensation Committee of the Board of Directors provides oversight of certain human capital matters, including compensation and benefits, development, workforce diversity and inclusion initiatives and succession planning.
Compensation and Benefits. The Company offers strong compensation and benefits programs to its employees. In addition to salaries, depending on the business unit, these programs may include healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, employee assistance programs, tuition assistance programs, bonuses, long-term incentive compensation plans, pension and a 401(k) Plan. The Company also offers eligible employees certain equity-based grants under the Company’s Incentive Compensation Plan with vesting and performance conditions to facilitate the attraction, retention, motivation and reward of key employees and to align their interests with those of the Company’s stockholders.
Health and Safety. The health and safety of the Company’s employees is paramount. The Company’s health and safety programs are designed to address multiple jurisdictions and regulations as well as the specific risks and unique working environments of each of the Company’s businesses. In response to the COVID-19 pandemic, the Company’s businesses implemented significant changes that were determined to be in the best interest of their employees while complying with government regulations. The Company successfully transitioned a significant portion of its employees to work from home, while some of the Company’s businesses were considered essential businesses requiring employees to work on-site. Additional safety measures were implemented for employees continuing to work on-site, including purchasing personal protective equipment, adopting strong cleaning protocols, implementing quarantine, distancing and testing protocols to align with regulatory guidelines, providing contactless services, purchases and deliveries where possible and moving classes to online platforms. For example, Kaplan shifted classes that were usually held in person to online platforms and Graham Automotive increased the use of remote sales, with at-home test drives and deliveries and provided service department pickup and deliveries.
Training and Talent Development. The Company is committed to the continued growth and development of its employees across all businesses. Employees complete harassment and discrimination training, leadership management training and are offered specific skills training at various businesses designed to support the growth and advancement of their professional skills. For example, in 2020, Kaplan developed and initiated training programs on diversity and inclusion for all employees and managers to provide instruction, self-assessment and reflection exercises in areas such as unconscious bias and the importance of a diverse workforce. Additionally, employee engagement and feedback surveys are completed throughout the year.
Diversity and Inclusion. The Company has implemented initiatives to make progress to achieving a diverse talent pipeline and to support the retention and training of a diverse workforce at the corporate and business unit levels. For example, at Graham Media Group, employees are sourced through various media organizations, schools and associations, niche job boards and participation in media and diversity-focused career fairs such as National Association of Black Journalists, National Association of Hispanic Journalists and Asian American Journalists Association.
Forward-Looking Statements
All public statements made by the Company and its representatives that are not statements of historical fact, including certain statements in this Annual Report on Form 10-K and elsewhere in the Company’s 2020 Annual Report to Stockholders, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include comments about expectations related to the duration and severity of the COVID-19 pandemic and its effects on the Company’s operations, financial results, liquidity and cash flows. Other forward-looking statements include comments about expectations related to acquisitions or dispositions or related business activities, including the TOSA, the Company’s business strategies and objectives, anticipated results of license renewal applications, the prospects for growth in the Company’s various business operations and the Company’s future financial performance. As with any projection or forecast, forward-looking statements are subject to various risks and uncertainties, including the risks and uncertainties described in Item 1A of this Annual Report on Form 10-K, that could cause actual results or events to differ materially from those anticipated in such statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by or on behalf of the Company. The Company assumes no obligation to update any forward-looking statement after the date on which such statement is made, even if new information subsequently becomes available.
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
Item 1A. Risk Factors.
The Company faces a number of risks and uncertainties in connection with its operations. Described below are the most material risks faced by the Company. These risks and uncertainties may not be the only ones faced by the Company. Additional risks and uncertainties not presently known, or currently deemed immaterial, may adversely affect the Company in the future. In addition to the other information included in this Annual Report on Form 10-K, investors should carefully consider the following risk factors. If any of the events or developments described below occurs, it could have a material adverse effect on the Company’s business, financial condition or results of operations.
Risks Related to the COVID-19 Pandemic
•    The Company’s Business, Results of Operations and Cash Flows Have Been and Will Continue to Be Adversely Impacted by the Effects of the COVID-19 Pandemic, the Significance of Which Will Depend on the Longevity and Severity of the Virus.
The COVID-19 pandemic and measures taken to prevent its spread, such as travel restrictions, shelter in place orders and mandatory closures, have materially affected the Company’s businesses, including the demand for its products and services. Travel restrictions and school closures have impeded and will continue to impede the ability of students to travel to undertake overseas study or to accept a place or remain in their student halls of residence as long as they remain in place, and have reduced student applications for programs offered by Kaplan International’s (KI) operations and halls of residence, including KI Languages, KI Pathways, Kaplan Australia, Kaplan Singapore, Mander Portman Woodward and certain KNA preparation programs that recruit foreign students. Instruction moving online has further reduced demand for halls of residence for international students and where such demand continues to exist, students are seeking discounts for periods they have not been able to stay in their accommodations due to COVID travel restrictions. Travel restrictions, decreased enrollments and delays and cancellations of standardized tests have, and are expected to continue to, materially adversely affect the Company’s revenues, operating results and cash flows. Manufacturing restrictions, including plant closures and disruptions in the Company’s supply chains, declines in demand for products and advertising, restaurant closures and other developments related to the COVID-19 pandemic have also adversely impacted the Company’s other businesses. The Company temporarily closed all of its restaurants and entertainment venues in March 2020, pursuant to government orders, maintaining limited operations for pickup and delivery. In May 2020, the Company began limited outdoor dining services at most of its restaurants, and in June 2020, began limited indoor dining services at most of its restaurants as permitted by government orders. The long-term impact of the pandemic on public demand for crowded dining facilities cannot be predicted. Moreover, the Company cannot predict the duration or scope of the COVID-19 pandemic, what actions will be taken by governmental authorities and other third parties in response to the pandemic and if or when operations will return to full service. The Company expects the COVID-19 pandemic and related developments to negatively impact its financial results and such impact is expected to be material to the Company’s financial results, operations and cash flows. Additionally, to the extent the COVID-19 pandemic adversely affects our business operations, financial condition or operating results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
Risks Related to the Company’s Education Business
•    Changes in International Regulations and Travel Restrictions Have Materially Adversely Affected and Could Continue to Materially Adversely Affect International Student Enrollments and Kaplan’s Business.
In response to the COVID-19 pandemic, many governments have imposed student travel restrictions (applicable to exit and entry), made recommendations for their students to return home and closed physical campus locations, and many state and professional bodies have postponed or cancelled examination dates related to state examinations and professional education programs, all of which have materially adversely affected Kaplan International’s operations and resulted in significant losses at KI Languages. Further changes to the regulatory environment, including changes to government policy or practice in oversight and enforcement, or other factors, including geopolitical instability, imposition or extension of international sanctions or a natural disaster or pandemic in either the students’ countries of origin or countries in which they desire to study, could continue to negatively affect Kaplan’s ability to attract and retain students and negatively affect Kaplan’s operating results. Additionally, increasingly, governments have begun imposing sales taxes on digital services, such as education, offered in their jurisdictions by foreign providers. Any significant changes to availability of government funding for education, visa policies or other administrative immigration requirements, or the tax environment, including changes to tax laws, policies and practices, in any one or more countries in which KI operates or makes its services available could negatively affect its operating results.
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
A substantial portion of KI’s revenue comes from programs that prepare international students to study and travel in English-speaking countries. In 2020, university preparation programs were principally delivered in Australia, Singapore and the U.K. KI’s ability to enroll students in these programs is directly dependent on its ability to comply with complex regulatory environments. For example, the impact of Brexit on KI over time will depend on the agreed terms of the U.K.’s withdrawal from the EU. Uncertainty over the impact and terms of Brexit trade deals may materially diminish interest in traveling to the U.K. for study. If the U.K. is no longer viewed as a favorable study destination, KI’s ability to recruit international students will be adversely impacted, which would materially adversely affect KI’s results of operations and cash flows. As part of the new trade deal, the EU did not grant the U.K. an adequacy decision under the GDPR. Instead, there is an initial period under which the EU and the U.K. agreed to delay restrictions on transfers of personal data for an initial period of at least four months from January 1, 2021, which can be extended up to six months. If the EU does not determine that the U.K. is an adequate destination for the transfer of personal data by the end of the relevant period, all transfers of personal data from the EEA must be made with alternative safeguards. If the U.K. does not receive a determination of adequacy under EU law, then KI will need to work with its corporate and institutional clients, suppliers, business partners and affiliates in order to implement suitable alternative safeguards to transfer personal data from the EEA to the U.K. KI will also need to review the position under U.K. law. The U.K. has, on a transitional basis, deemed the EEA to be adequate, meaning that currently alternative safeguards are not required in order to transfer personal data from the U.K. to the EEA. However, this adequacy can be removed at any time by the U.K. which may require KI to implement suitable alternative safeguards.
Revised U.K. immigration rules became effective on January 1, 2021, as the Brexit transition was completed. Effective January 1, 2021, all international students, including EEA and Swiss students studying in the U.K. for more than six months, are included in the Student Route, unless they are undertaking an English language course under a Short Term Study visa of up to 11 months. Free movement ceased between the EEA (together with Switzerland) and the U.K.; students from these countries entering the U.K. are now subject to the same U.K. immigration rules as students from outside the EEA and Switzerland. EEA and Swiss nationals commencing a higher education course in England from August 2021 will no longer qualify for home fee status or have access to financial support from Student Finance England. It is unclear how international student recruitment agents and prospective international students may view the U.K. as a study destination after the introduction of any new immigration requirements, the EU exit negotiations and the U.K.’s exit from the EU. The introduction of revised immigration rules has historically increased, and may continue to increase, KI’s operating costs in the U.K. The introduction of new visa and other administrative requirements for entry into the U.K., Brexit and the perception of the U.K. as a less favorable study destination may have a materially adverse impact on KI’s ability to recruit international students and KI’s results of operations and cash flows.
Changes to levels of direct and indirect government funding for international education programs would also materially affect the success of KI’s operations. For example, if access to student loans or other funding were to be lost for KI operations that admit students who are entitled to receive the benefit of this funding, Kaplan’s operating results could be materially adversely affected.
In January 2021, President Biden reversed a previously enacted ban on travel from certain counties to the U.S. and directed the State Department to restart visa processing for individuals from the affected countries. The topic remains a subject of significant international press interest, and travel restrictions remain ongoing and in flux. On September 25, 2020, the previous U.S. presidential administration proposed significant changes to the visa rules governing entry of non-immigrant academic students and exchange visitors. It is not known whether the Biden administration will take action with respect to those proposed changes to the rules. Negative perceptions regarding travel to the U.S. could have a significant negative impact on KI’s ability to recruit international students, and Kaplan’s business could be adversely and materially affected.
In 2018, the Australian government introduced legislation that requires higher-level education standards, a compulsory national exam and other increased requirements in relation to continuing professional development for all financial advisers in Australia. It had been expected that the new requirements could result in financial advisers leaving the industry, which would have resulted in a loss of those existing students for Kaplan Professional Australia. Although advisers did leave the industry, the market leading position of Kaplan Professional meant that its student numbers actually increased.
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
•    Changes in U.K. Tax Laws Could Have a Material Adverse Effect on Kaplan International.
Her Majesty’s Revenue and Customs (HMRC), a department of the U.K. government responsible for the collection of taxes, has raised assessments against the Kaplan UK Pathways business for Value Added Tax (VAT) relating to 2017 and earlier years, which Kaplan has paid. In September 2017, in a case captioned Kaplan International Colleges UK Limited v. The Commissioners for Her Majesty’s Revenue and Customs, Kaplan challenged these assessments. The Company believed it had met all requirements under U.K. VAT law for a cost sharing group VAT exemption to apply and was entitled to recover the £18.6 million related to the assessments and subsequent payments that had been paid through December 31, 2019. Following a hearing held in January 2019 before the First Tier Tax Tribunal, European Union legal questions on the scope of the cost sharing VAT exemption were referred to the Court of Justice of the European Union. The Court of Justice ruled against Kaplan on November 18, 2020. In the third quarter of 2019, due to developments in the case, the Company recorded a full provision against a receivable to expense, of which £14.1 million ($17.1 million) related to years 2014 to 2018. The Company has recorded an additional annual VAT expense at the UK Pathways business of approximately $6.0 million related to this matter for 2019 and $8.4 million for 2020.
The UK Pathways Colleges located in England were required to register with the Office for Students (OfS) to ensure they could continue operating as English higher education providers. The UK Pathways Colleges (excluding Glasgow and York) were entered on the OfS register of approved providers with Approved Fee Cap Status in August 2020. These colleges now operate under the regulatory oversight of the OfS. Colleges registered with the OfS under Approved Fee Cap status do not charge students VAT on tuition fees based on a statutory exemption available to Approved Fee Cap providers. The York College forms part of the University of York’s Approved Fee Cap registration. If KI Pathways were to lose its Approved Fee Cap status with the OfS, KI Pathways Colleges’ financial results may be materially adversely impacted.
The Glasgow College is not currently included in the OfS registration as it is located in Scotland. Under a different statutory VAT exemption, bodies which qualify for VAT purposes as “colleges of a university“ are able to exempt their tuition fees from VAT, and UK Pathways Glasgow College applies this status. In 2019, a tax case was determined by the U.K. Supreme Court on the meaning of “college of a university”. The U.K. Supreme Court decided the case in the college’s favor. The result was more favorable to private providers working in collaboration with a university. The U.K. Supreme Court emphasized five principal tests for a private provider to meet, for it to be sufficiently integrated with a university, to qualify as a “college of a university” even if it does not have a constitutional link to the university. Although the focus on these five tests has now been incorporated into official HMRC guidance, it is not yet clear how HMRC will apply the Supreme Court judgment and the five key tests in practice. If the HMRC’s application of the Supreme Court judgment and the five key tests deems Glasgow International College not to constitute a “college of a university” and not entitled to a VAT exemption, KI Pathways Colleges’ financial results may be materially adversely impacted if they are not able to meet any new requirements.
Following the departure of the U.K. from the European Union on December 31, 2020, the U.K. may further develop its VAT rules in this complex area separate from the European Union rules. Kaplan is closely monitoring this area.

•    Failure to Comply with Statutory and Regulatory Requirements as a Third-Party Servicer to Title IV Participating Institutions Could Result in Monetary Liabilities or Subject Kaplan to Other Material Adverse Consequences.
KNA provides services to Purdue Global, Purdue University and other Title IV participating institutions. KNA also provides financial aid services to Purdue Global, and as such, KNA meets the definition of a “third-party servicer” for Purdue Global contained in Title IV regulations. As a result, KNA is subject to applicable statutory provisions of Title IV and ED regulations that, among other things, require Kaplan to be jointly and severally liable with its Title IV participating client institution(s) to the ED for any violation by such client institution(s) of any Title IV statute or ED regulation or requirement. Separately, if KNA provides financial aid services to more than one Title IV participating institution, it will be required to arrange for an independent auditor to conduct an annual Title IV audit of KNA’s compliance with applicable ED requirements. KNA is also subject to other federal and state laws, including federal and state consumer protection laws and rules prohibiting unfair or deceptive marketing practices; data privacy, data protection, and information security requirements established by federal, state and foreign governments, including, for example, the Federal Trade Commission; and applicable provisions of the Family Educational Rights and Privacy Act regarding the privacy of student records.
Failure to comply with these and other federal and state laws and regulations could result in adverse consequences, including, for example:
•The imposition on Kaplan of fines, other sanctions, or liabilities, including repayment obligations for Title IV funds to the ED or the termination or limitation of Kaplan’s eligibility to provide services as a third-party servicer to any Title IV participating institution if KNA fails to comply with statutory or regulatory requirements applicable to such service providers;
•Adverse effects on Kaplan’s business and operations from a reduction or loss in KNA’s revenues under the TOSA or any other agreement with any Title IV participating institution if a client institution loses or has limits placed on its Title IV eligibility, accreditation, operations or state licensure or is subject to fines, repayment obligations or other adverse actions owing to noncompliance by KNA (or the institution) with Title IV, accreditor, federal or state agency requirements;
•Liability under the TOSA or any other agreement with any Title IV participating institution for noncompliance with federal, state or accreditation requirements arising from KNA’s conduct; and
•Liability for noncompliance with Title IV or other federal or state requirements occurring prior to the transfer of KU to Purdue.
Although KNA endeavors to comply with all U.S. Federal and state laws and regulations, KNA cannot guarantee that its implementation of the relevant rules will be upheld by the ED or other agencies or upon judicial review. The laws, regulations and other requirements applicable to KNA and its client institutions are subject to change and to interpretation. In addition, there are other factors related to KNA’s client institutions’ compliance with federal, state and accrediting agency requirements, some of which are outside of KNA’s control, that could have a material adverse effect on KNA’s client institutions’ revenues and, in turn, on KNA’s operating results.
•    Failure to Comply with the ED’s Title IV Incentive Compensation Rule Could Subject Kaplan to Liabilities, Sanctions and Fines.
Under the ED’s incentive compensation rule, an institution participating in Title IV programs may not provide any commission, bonus or other incentive payment to any person or entity engaged in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV funds if such payment is based directly or indirectly on success in securing enrollments or financial aid. KNA is a third party providing bundled services to Title IV participating institutions, including recruiting and, in the case of Purdue Global, financial aid services. As such, KNA is also subject to the incentive compensation rule and cannot provide any commission, bonus or other incentive payment to any covered employees, subcontractors or other parties engaged in certain student recruiting, admission or financial aid activities based on success in securing enrollments or financial aid. In addition, Purdue Global’s payments to KNA under the TOSA (as well as any other agreement with any Title IV participating institution) must comply with revenue sharing guidance provided by the ED related to bundled services agreements. In 2011 guidance, the ED provided that in certain arrangements with Title IV participating institutions where student recruiting services are “bundled” with other non-recruiting services, revenue sharing may be allowable despite the incentive compensation rule’s general prohibition on such revenue sharing with entities or individuals that provide recruiting services. Because this guidance is not codified in any rule or law, but is instead an ED opinion on the applicability of the incentive compensation rule, such guidance can be revoked at any time and without notice. Some lawmakers and states, such as California, have publicly called for the revocation of this guidance or sought to introduce federal and state legislation seeking to prevent any such revenue sharing. The change of control of the executive branch and Congress as a result of the recent federal election could increase the likelihood of changes to this guidance and to the incentive compensation rule. As previously described, the TOSA revenue sharing fee provisions are defined as deferred purchase price payments rather than payments for services. KNA’s services are paid for as a percentage of KNA’s costs of delivering those services to Purdue Global. KNA cannot predict how the ED or a federal court will interpret, revise or enforce all aspects of the incentive compensation rule or the bundled service revenue sharing guidance in the future or how they would be applied to the TOSA or any of KNA’s agreements by the ED or in any litigation. Any revisions or changes in interpretation or enforcement could require KNA and its client institutions to change their practices or renegotiate the tuition revenue sharing payment terms of KNA’s agreements with such client institutions and could have a material adverse effect on Kaplan’s business and results of operations. Additionally, failure to comply with the incentive compensation rule could result in litigation or enforcement actions against KNA or its clients and could result in liabilities, fines or other sanctions against KNA or its clients, which could have a material adverse effect on Kaplan’s business and results of operations.
•    Failure to Comply with the ED’s Title IV Misrepresentation Regulations Could Subject Kaplan to Liabilities, Sanctions and Fines.
A Title IV participating institution is required to comply with the ED regulations related to misrepresentations and with related federal and state laws. These laws and regulations are broad in scope and may extend to statements by servicers, such as KNA, that provide marketing or certain other services to such institutions. These laws and regulations may also apply to KNA’s employees and agents, with respect to statements addressing the nature of an institution’s programs, financial charges or the employability of its graduates. KNA provides certain marketing and other services to Title IV participating institutions. The failure to comply with these or other federal and state laws and regulations regarding misrepresentation and marketing practices could result in the imposition on KNA or its client institutions of fines, other sanctions, or liabilities, including federal student aid repayment obligations to the ED, the termination or limitation of Kaplan’s eligibility to provide services as a third-party servicer to Title IV participating institutions, the termination or limitation of a client institution’s eligibility to participate in the Title IV programs, or legal action by students or other third parties. A violation of misrepresentation regulations or other federal or state laws and regulations applicable to the services KNA provides to its client institutions arising out of statements by KNA, its employees or agents could require KNA to pay the costs associated with indemnifying its client institutions from applicable losses resulting from the violation or could result in termination by such client institutions of their services agreements with KNA.
•    Compliance Reviews, Program Reviews, Audits and Investigations Could Result in Findings of Noncompliance with Statutory and Regulatory Requirements and Result in Liabilities, Sanctions and Fines.
KNA and its client institutions are subject to reviews, audits, investigations and other compliance reviews conducted by various regulatory agencies and auditors, including, among others, the ED, the ED’s Office of the Inspector General, accrediting bodies and state and various other federal agencies. These compliance reviews can result in findings of noncompliance with statutory and regulatory requirements that can, in turn, result in the imposition of fines, liabilities, civil or criminal penalties or other sanctions against KNA and its client institutions, which could have an adverse effect on Kaplan’s financial results and operations. Separately, if KNA provides financial aid services to more than one Title IV participating institution, it will be required to arrange for an independent auditor to conduct an annual Title IV compliance audit of KNA’s compliance with applicable ED requirements. KNA’s client institutions are also required to arrange for an independent auditor to conduct an annual Title IV audit of their compliance with applicable ED requirements, including requirements related to services provided by KNA.
On September 3, 2015, Kaplan sold substantially all of the assets of the former KNA Campuses. As part of the transaction, similar to the transfer of KU, Kaplan retained liability for the pre-sale conduct of the KHE schools. Although Kaplan no longer owns KU or the former KHE Campuses, Kaplan may be liable to the current owners of KU and the former KHE Campuses, for the pre-sale conduct of the schools.
•    Noncompliance with Regulations by KNA’s Client Institutions May Adversely Impact Kaplan’s Results of Operations.
KNA currently provides services to higher education institutions that are heavily regulated by federal and state laws and regulations and by accrediting bodies. Currently, a substantial portion of KNA’s revenue is attributable to service fees it receives under its agreement with Purdue Global, which are dependent upon revenue generated by Purdue Global and upon Purdue Global’s eligibility to participate in the Title IV federal student aid program. To maintain Title IV eligibility, Purdue Global and KNA’s other client institutions must be certified by the ED as eligible institutions, maintain authorizations by applicable state education agencies and be accredited by an accrediting commission recognized by the ED. Purdue Global and KNA’s other client institutions must also comply with the extensive statutory and regulatory requirements of the Higher Education Act and other state and federal laws and accrediting standards relating to their financial aid management, educational programs, financial strength, disbursement and return of Title IV funds, facilities, recruiting practices, representations made by the school and other parties, and various other matters. Additionally, Purdue Global and other client institutions are subject to laws and regulations that, among other things, limit student default rates on the repayment of Title IV loans; permit borrower defenses to repayment of Title IV loans based on certain conduct of the institution; establish specific measures of financial responsibility and administrative capability; regulate the addition of new campuses and programs and other institutional changes; require compliance with state professional licensure board requirements to the extent applicable to institutional programs; and require state authorization and institutional and programmatic accreditation. In addition, the Coronavirus Aid, Relief, and Economic Security (CARES) Act, the Consolidated Appropriations Act of 2021, and subsequent guidance from the ED have created changes in the administration of federal financial assistance programs, the interpretation of which may not yet be fully understood. If the ED finds that Purdue Global or any other KNA client institution has failed to comply with Title IV requirements or improperly disbursed or retained Title IV program funds, it may take one or more of a number of actions, including fining the school, requiring the school to repay Title IV program funds, limiting or terminating the school’s eligibility to participate in Title IV programs, initiating an emergency action to suspend the school’s participation in the Title IV programs without prior notice or opportunity for a hearing, transferring the school to a method of Title IV payment that would adversely affect the timing of the institution’s receipt of Title IV funds, requiring the submission of a letter of credit, denying or refusing to consider the school’s application for renewal of its certification to participate in the Title IV programs or for approval to add a new campus or educational program and referring the matter for possible civil or criminal investigation. There can be no assurance that the ED will not take any of these or other actions in the future, whether as a result of lawsuits, program reviews or otherwise. If Purdue Global or another KNA client institution loses or has limits placed on its Title IV eligibility, accreditation or state licensure, or if Purdue Global or another KNA client institution is subject to fines, repayment obligations, or other adverse actions owing to its or Kaplan’s noncompliance with Title IV regulations, accreditor, or state agency requirements, or other state or federal laws, Kaplan’s financial results of operations could be adversely affected.
In turn, any of the aforementioned consequences could have a material adverse effect on Kaplan’s operating results even though such institution’s compliance is affected by circumstances beyond Kaplan’s control, including, for example:
•a reduction or loss in KNA’s revenues under the TOSA or other client agreements if Purdue Global or any other KNA client institution loses or has limits placed on its Title IV eligibility, accreditation or state licensure;
•a reduction or loss in KNA’s revenues under the TOSA or other client agreements if Purdue Global or any other client institution is subject to fines, repayment obligations or other adverse actions owing to noncompliance by Purdue Global (or Kaplan) with Title IV, accreditor or state agency requirements;
•the imposition on KNA of fines or repayment obligations to the ED or the termination or limitation on Kaplan’s eligibility to provide services to Purdue Global or other Title IV participating institutions if findings of noncompliance by Purdue Global or such other institution result in a determination that Kaplan failed to comply with statutory or regulatory requirements applicable to service providers; and
•liability under the TOSA or other client agreements for noncompliance with federal, state or accreditation requirements arising from KNA’s conduct.
•    Kaplan May Fail to Realize the Anticipated Benefits of the Purdue Global Transaction.
Kaplan’s ability to realize the anticipated benefits of the Purdue Global transaction will depend, in part, on its ability to successfully and efficiently provide services to Purdue Global. Achieving the anticipated benefits is subject to a number of uncertainties, including whether the services can be provided in the manner and at the cost Kaplan anticipated and whether Purdue Global is able to realize anticipated student enrollment levels. If Kaplan is unable to effectively execute its post-transaction strategy, it may take longer than anticipated to achieve the benefits of the transaction or it may not realize those benefits at all.
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
The laws, regulations and other requirements applicable to KNA or any KNA client institutions are subject to change and to interpretation. In addition, there are other factors related to Purdue Global’s and other client institutions’ compliance with federal, state and accrediting agency requirements—many of which are largely outside of Kaplan’s control—that could have a material adverse effect on Purdue Global’s and other client institutions’ revenues and, in turn, on Kaplan’s operating results, including, for example:
Reduction in Title IV or other federal, state or private financial assistance: KNA receives revenue based on its agreements with client institutions and particularly revenue from Purdue Global under the TOSA. Purdue Global is expected to derive a significant percentage of its tuition revenues from its participation in Title IV programs. Any legislative, regulatory or other development that materially reduces the amount of Title IV, federal, state or private financial assistance available to the students of Purdue Global and other client institutions could have a material adverse effect on Kaplan’s business and results of operations. In addition, any development that makes the terms of such financial assistance less attractive could have a material adverse effect on Kaplan’s business and results of operations.
Compliance reviews and litigation: Institutions participating in the Title IV programs, including Purdue Global and other client institutions, are subject to program reviews, audits, investigations and other compliance reviews conducted by various regulatory agencies and auditors, including, among others, the ED, the ED’s Office of the Inspector General, accrediting bodies and state and various other federal agencies, as well as annual audits by an independent certified public accountant of compliance with Title IV statutory and regulatory requirements. Purdue Global and other client institutions also may be subject to various lawsuits and claims related to a variety of matters, including but not limited to alleged violations of federal and state laws and accrediting agency requirements. These compliance reviews and litigation matters could extend to activities conducted by KNA on behalf of Purdue Global or other client institutions and to KNA itself as a third-party servicer subject to Title IV regulations.
Legislative and regulatory change: Congress periodically revises the Higher Education Act and other laws and enacts new laws governing the Title IV programs and annually determines the funding level for each Title IV program and may make changes in the laws at any time. The ED and other federal and state agencies also may issue new regulations and guidance or change its interpretation of new regulations at any time. For example, on September 23, 2019, the ED released new final regulations affecting the ability of student borrowers to obtain discharges of their obligations to repay certain Title IV loans that were first disbursed on or after July 1, 2020, and loans disbursed between July 2017 and July 1, 2020. The new regulations, among other things, expand the ability of borrowers to obtain loan discharges based on substantial misrepresentations. Application of these regulations to Purdue Global or other client institutions could materially affect revenue and result in liabilities to the ED. In addition, application of these regulations to KNA for loans disbursed between July 1, 2017, and March 22, 2018, the close of the Purdue Global transaction, could materially affect Kaplan’s revenues. Additionally, changes to the ability of students to discharge loans owing to prior school closures could impose liability on Kaplan for loans made to students at institutions previously owned by Kaplan and closed during Kaplan’s ownership. ED also published final regulations on September 2, 2020, regarding distance education and various other matters. Any action by Congress or the ED that significantly reduces funding for Title IV programs or the ability of Purdue Global or other client institutions to receive funding through these programs could reduce Purdue Global’s or other client institutions’ enrollments and tuition revenues and, in turn, the revenues KNA receives under the TOSA or other agreements. Any action by Congress or the ED that impacts the ability of Purdue Global to contract with KNA to receive a share of revenue as deferred payment for the sale of KU or the ability of KNA to contract with any client institution to provide bundled services in exchange for a share of tuition revenue could require KNA to modify the TOSA, other agreements or its practices and could impact the revenues KNA may receive under such agreements. Congress, the ED and other federal and state regulators may create new laws or take actions that may require Purdue Global, other client institutions or KNA to modify practices in ways that could have a material adverse effect on Kaplan’s business and results of operations.
Increased regulatory scrutiny of postsecondary education and service providers: The increased scrutiny of online schools that offer programs similar to those offered by Purdue Global or other client institutions and of service providers that provide services similar to Kaplan’s has resulted, and may continue to result, in additional enforcement actions, investigations and lawsuits by the ED, other federal agencies, Congress, state Attorneys General and state licensing agencies. Recent enforcement actions have resulted in substantial liabilities, restrictions and sanctions and in some cases have led to the loss of Title IV eligibility and closure of institutions. The change of control of the executive branch and Congress as a result of the recent federal election could increase the amount of regulation and scrutiny of service companies like Kaplan and online schools like Kaplan’s client institutions. This increased activity and other current and future activity may result in further legislation, rulemaking and other governmental actions affecting the amount of student financial assistance for which Purdue Global’s or other client institutions’ students are eligible, or Kaplan’s participation in Title IV programs as a third-party servicer to Purdue Global or such other client institutions. In addition, increased scrutiny and legislative proposals restricting the ability of entities like KNA that provide certain admissions related services to Title IV participating institutions under revenue sharing arrangements could impact KNA agreements. Such scrutiny could result in requests to Kaplan for information or negative publicity that could adversely affect KNA and its client institutions.

•    Changes in the Extent to Which Standardized Tests Are Used in the Admissions Process by Colleges or Graduate Schools and Increased Competition Could Reduce Demand for KNA Supplemental Education Test Preparation Offerings.
KNA Supplemental Education Test Preparation provides courses that prepare students for a broad range of admissions examinations that are considered by colleges and graduate schools. Historically, colleges and graduate schools have required standardized tests as part of the admissions process. As a result of the COVID-19 pandemic, a number of colleges and graduate schools have waived standardized tests as part of the admissions process for the upcoming academic year or longer, admissions examinations have been postponed and KNA has provided students with an extension of time to access their programs so that students could continue their preparation. These changes have had a negative impact on KNA’s results of operations for the test preparation products. In addition, there had already been some movement away from the historical reliance on standardized admissions tests among certain colleges, which have phased out admissions tests, are in the process of phasing out admissions tests or have adopted “test-optional” admissions policies. Additionally, there is litigation pending against a public university regarding that university’s use of standardized test scores for admissions, alleging that the SAT and ACT admissions requirements discriminate against disabled applicants and those who cannot afford test preparation. In September 2020 the public university was enjoined from considering test scores (including scores received as optional submissions) in its admissions decisions during the pendency of the case. Any significant reduction in the use of standardized tests in the college or graduate school admissions processes, whether caused by the outcome of litigation or otherwise, could have an adverse effect on Kaplan’s operating results.
Additionally, KNA faces increased competition from competitors offering lower-cost or free test prep products that may be used by students to piece together alternatives to traditional comprehensive test prep programs. Kaplan’s operating results may be adversely affected if student demand for KNA’s traditional comprehensive programs shifts to KNA’s lower-cost, standalone offerings, or if competitors offer lower-cost, stand-alone offerings or free test prep products that are more attractive to students than KNA’s products.
•    Postponement and Cancellation of Examinations and Changes in the Extent to Which Licensing and Proficiency Examinations Are Used to Qualify Individuals to Pursue Certain Careers Could Reduce Demand for Kaplan’s Offerings.
A material portion of KNA’s and KI’s revenue comes from preparing individuals for licensing or technical proficiency examinations in various fields. Any significant relaxation or elimination of licensing or technical proficiency requirements in those fields served by KNA’s and KI’s businesses could negatively affect Kaplan’s operating results. As a result of the COVID-19 pandemic, a number of professional certification examinations have been cancelled or postponed and Kaplan has provided students with an extension of time to access their programs so that students could continue their preparation. These changes together with student decisions to defer preparation for exams entirely have had a negative impact on Kaplan’s results of operations.
•    Liability under Real Estate Lease Guarantees for Certain Real Estate Leases that were Assigned to Education Corporation of America Could Have a Material Adverse Effect on the Company’s Results.
On September 3, 2015, Kaplan sold to ECA substantially all of the assets of the KHE Campuses. The transaction included the transfer of certain real estate leases that were guaranteed or purportedly guaranteed by Kaplan. ECA is currently in receivership, has terminated all of its higher-education operations and has sold most, if not all, of its remaining assets (including New England College of Business). Additionally, the receiver has repudiated all of ECA’s real estate leases. Although ECA is required to indemnify Kaplan for any amounts Kaplan must pay due to ECA’s failure to fulfill its obligations under the real estate leases guaranteed by Kaplan, ECA’s current financial condition and the amount of secured and unsecured creditor claims outstanding against ECA make it unlikely that Kaplan will recover from ECA. If Kaplan is not successful in mitigating these liabilities, the Company’s results could be materially adversely impacted. In the second half of 2018, the Company recorded an estimated $17.5 million in losses on guarantor lease obligations in connection with this transaction in other non-operating expense. The Company recorded an additional estimated $1.1 million in non-operating expense in 2019 and $1 million in non-operating expense in 2020, in each case consisting of legal fees and lease costs. The Company continues to monitor the status of these obligations.
Risks Related to the Company’s Television Broadcasting and Media Businesses
•    Changing Perceptions about the Effectiveness of Television Broadcasting in Delivering Advertising Could Adversely Affect the Profitability of Television Broadcasting.
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
The continuing growth and technological expansion of internet-based services has increased competitive pressure on the Company’s media businesses. Examples of such developments include online delivery of programming, technologies that enable users to fast-forward or skip advertisements and devices that allow users to consume content on demand and in remote locations while avoiding traditional commercial advertisements or cable and satellite subscriptions. Changing consumer behavior may also put pressure on the Company’s media businesses to change traditional distribution methods. The Company obtains significant revenue from its retransmission consent agreements with traditional cable and satellite distributors. These payments are on a per-subscriber basis and payments to the Company may decrease as customers “cut the cord” and cancel their cable and satellite subscriptions. The Company also receives payments for distribution of its stations’ signals on certain online “over-the-top” services, however these revenues may be less than those from traditional cable and satellite distribution. Anticipating and adapting to changes in technology and consumer behavior on a timely basis will affect the Company’s media businesses’ ability to continue to increase their revenue. The development and deployment of new technologies and changing consumer behavior have the potential to negatively and significantly affect the Company’s media businesses in ways that cannot now be reliably predicted and that may have a material adverse effect on the Company’s operating results.
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
The Company cannot predict how the market will react to the new broadcast television station technical standard, ATSC 3.0, as the period for voluntary transition to the new standard has only recently begun, and some of the market rollouts originally planned for 2020 have been delayed by the COVID-19 pandemic. Equipment manufacturers began releasing certain TV set models with built-in ATSC 3.0-capable receivers in 2020, but ATSC 3.0-capable consumer devices are not yet widely available in the U.S. As part of the voluntary transition, many station groups are beginning to test ATSC 3.0 streams. Notably, there is a large consortium led by Pearl TV (of which GMG is a member) that has been leading test trials in the Phoenix, Detroit, Portland and other markets. Competing stations that transition to ATSC 3.0 may increase competition for the Company’s stations and/or create competitive pressure for the Company’s stations to launch ATSC 3.0 streams. As noted above, GMG’s WDIV station began broadcasting an ATSC 3.0 stream in December 2020. The transition to ATSC 3.0 may cause the Company to incur substantial costs over time. More generally, the deployment of ATSC 3.0 may have other material effects on the Company’s media businesses that cannot now be reliably predicted and that may have a material adverse effect on the Company’s operating results.
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

Risks Related to the Company’s Healthcare Business
•    Extensive Regulation of the Healthcare Industry Could Adversely Affect the Company’s Healthcare Businesses and Results of Operations.
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
Reimbursement for services by third-party payers, including Medicare, Medicaid and private health insurance providers, may decline, while authorization, audit and compliance requirements continue to add to the cost of providing those services.
Managed-care organizations, hospitals, physician practices and other third-party payers continue to consolidate in response to the evolving regulatory environment, thereby enhancing their ability to influence the delivery of healthcare services and decreasing the number of organizations serving patients. This consolidation could adversely impact Graham Healthcare Group’s businesses if they are unable to maintain their ability to participate in established networks. In addition, CSI Pharmacy faces risks from manufacturer supply shortages, competitive vertical integration and pricing power, and government intervention on drug pricing.
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
Risks Related to the Company’s Manufacturing Businesses
•    Failure to Comply with Environmental, Health, Safety and Other Laws Applicable to the Company’s Manufacturing Operations Could Negatively Impact the Company’s Business.
The Company’s operations are subject to extensive federal, state and local laws and regulations relating to the environment, as well as health and workplace safety, including those set forth by the Occupational Safety and Health Administration (OSHA), the Environmental Protection Agency (EPA) and state and local regulatory authorities in the U.S. Such laws and regulations affect operations and require compliance with various environmental registrations, licenses, permits, inspections and other approvals. The Company incurs substantial costs to comply with these regulations, and any failure to comply may expose the Company to civil, criminal and administrative fees, fines, penalties and interruptions in operations that could have a material adverse impact on the Company’s results of operations, financial position or cash flows.
•    The Company May Be Subject to Liability Claims That Could Have a Material Adverse Effect on Its Business.
The Company’s manufacturing operations are subject to hazards inherent in manufacturing and production-related facilities. An accident involving these operations or equipment may result in losses due to personal injury; loss of life; damage or destruction of property, equipment or the environment; or a suspension of operations. Insurance may not protect the Company against liability for certain kinds of events, including those involving pollution or losses resulting from business interruption. Any damages caused by the Company’s operations that are not covered by insurance, or are in excess of policy limits, could materially adversely affect the Company’s results of operations, financial position or cash flows.
Risks Related to the Company’s Restaurant and Automotive Businesses
•Failure to Recruit and Retain Employees in the Company’s Restaurants Could Adversely Impact the Company’s Restaurant Business.
Historically, competition among restaurant companies for qualified management and staff has been very high. The Company’s ability to recruit and retain managers and staff to operate the Company’s restaurants is critical to a customer’s dining experience. Failure to recruit and retain employees, low levels of unemployment or high turnover levels could negatively affect the Company’s restaurant business.

•Food-Borne Illness Concerns and Damage to the Company’s Reputation Could Harm the Company’s Restaurant Business.
Historically, reports of food-borne illness or food safety issues, even if caused by food suppliers or distributors, have had negative effects on restaurant sales. Because food safety issues could be experienced at the source by food suppliers or distributors, food safety could, in part, be out of the Company’s control. Even instances of food-borne illness at a location served by one of the Company’s competitors could result in negative publicity regarding the food service industry generally and could negatively impact restaurant revenue. Regardless of the source or cause, negative publicity about food-borne illness or other food safety issues could adversely impact the Company’s reputation. Similarly, publicity about litigation, violence, complaints or government investigations could have a negative effect on restaurant sales.
•    Concentration of the Company’s Restaurants in the Washington, D.C. Region Subjects the Company's Restaurant Business to Regional Economic Conditions.
The concentration of the Company’s restaurants in the Washington, D.C. region subjects it to adverse economic conditions and trends in the region that are out of the Company's control. For example, increases in the level of unemployment, a temporary government shutdown or a decrease in tourism would decrease customers’ disposable income available for discretionary spending. These and other national, regional and local economic pressures could result in decreases in customer traffic and lower sales and profits.
•Termination or Non-renewal of a Dealership Agreement by an Automobile Manufacturer and Limitations on the Company’s Ability to Acquire Additional Dealerships Could Adversely Affect the Company’s Automotive Business and Results of Operations.
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
•Negative Changes Affecting an Automobile Manufacturer Could Adversely Affect the Company’s Automotive Business.
The Company’s dealerships are dependent on the products and services offered by the brand of automobiles that its dealerships sell. The ability of the Company’s dealerships to sell and service these brands may be adversely affected by negative conditions faced by manufacturers such as negative changes to a manufacturer’s financial condition, negative publicity concerning a manufacturer or vehicle model, declines in consumer demand or brand preferences, disruptions in production and delivery, including those caused by natural disasters or labor strikes, new laws or regulations, including more stringent fuel economy and greenhouse gas emission standards, and technological innovations in ride-sharing, electric vehicles and autonomous driving.
•Changes to State Dealer Franchise Laws to Permit Manufacturers to Enter the Retail Market Directly and Technological Innovations Could Adversely Impact the Company’s Traditional Dealership Model.
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

•Changes in a Manufacturer’s Incentive Programs Could Adversely Affect the Dealerships’ Sales Volume and Profit Margins.
Automobile manufacturers offer various marketing and sales incentive programs to promote and support new vehicle sales. These programs include customer rebates, dealer incentives on new vehicles, employee pricing, manufacturer floor plan interest assistance, advertising assistance and product warranties. A reduction or discontinuation of a manufacturer’s incentive programs could adversely affect vehicle demand and results of operations.
Risks Related to Cybersecurity, Information Technology and Data Management
•    System Disruptions and Security Threats to the Company’s Information Technology Infrastructure Could Have a Material Adverse Effect on Its Businesses and Results of Operations.
The Company relies extensively on information technology systems, networks and services, including internet sites, data hosting and processing facilities and tools and other hardware, software and technical platforms, some of which are managed, hosted, provided and/or used by third parties or their vendors, to assist in conducting the Company’s business.
The Company’s systems and the third-party systems on which it relies are subject to damage or interruption from a number of causes, including power outages; computer and telecommunications failures; computer viruses; security breaches; cyberattacks, including the use of ransomware; catastrophic events such as fires, floods, earthquakes, tornadoes and hurricanes; infectious disease outbreaks (such as COVID-19); acts of war or terrorism; and design or usage errors by our employees, contractors or third-party service providers. Although the Company and the third-party service providers seek to maintain their respective systems effectively and to successfully address the risk of compromise of the integrity, security and consistent operations of these systems, such efforts may not be successful. As a result, the Company or its service providers could experience errors, interruptions, delays or cessations of service in key portions of the Company’s information technology infrastructure, which could significantly disrupt its operations and be costly, time-consuming and resource-intensive to remedy. To the extent that such vulnerabilities require remediation, such remedial measures could require significant resources and may not be implemented before such vulnerabilities are exploited. As the cybersecurity landscape evolves, the Company may also find it necessary to make significant further investments to protect data and infrastructure. Any of these events could have a material adverse effect on the Company’s businesses and results of operations.
Sustained or repeated system failures or security breaches that interrupt the Company’s ability to process information in a timely manner or that result in a breach of proprietary or personal information could have a material adverse effect on the Company’s operations and reputation.
•    Failure to Comply with Privacy Laws or Regulations Could Have an Adverse Effect on the Company’s Businesses.
Various federal, state and international laws and regulations govern the collection, use, retention, sharing and security of consumer data. This area of the law is evolving, and interpretations of applicable laws and regulations differ. Legislative activity in the privacy area may result in new laws that are relevant to the Company’s operations, including the use of consumer data for marketing or advertising, that could result in exposure to material liability. For example, general data privacy regulations adopted by the European Union known as the General Data Protection Regulation (GDPR), became effective in May 2018. These regulations require companies to meet requirements regarding the handling of personal data, including its use, protection and transfer and the ability of persons whose data is stored to correct or delete such data about themselves. Failure to meet the GDPR could result in fines of up to 4% of the Company’s annual global revenues. Further, Brexit has created uncertainty with regard to the status of the U.K. as an “adequate country” for the purposes of data transfers outside the European Economic Area. It remains unclear how the U.K. data protection laws or regulations will develop in the medium to long term and how data transfers to and from the U.K. will be regulated. In addition to the GDPR in Europe, new privacy laws and regulations are rapidly developing elsewhere around the globe, including amendments to the scope, penalties and other provisions of existing data protection laws. Failure to comply with these international data protection laws and regulations could have a negative impact on the Company’s reputation and subject the Company to significant fines, penalties or other liabilities, all of which may increase the cost of operations, reduce customer growth, or otherwise harm the Company’s business.
The California Consumer Privacy Act of 2018 (CCPA), which became effective on January 1, 2020, provides a new private right of action for data breaches and requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices and allows consumers to opt out of certain data sharing with third parties. The enforcement of the CCPA by the California Attorney General commenced on July 1, 2020. The CCPA has been amended on multiple occasions and it is not clear what, if any, additional modifications will be made to this legislation or how it will be interpreted and enforced. In November 2020, a new privacy law, the California Privacy Rights Act (CPRA) was approved by California voters, and modifies the

CCPA. This and similar laws proposed at the state and federal level could result in further uncertainty and cause the Company to incur additional costs and expenses in order to comply. Compliance with the GDPR, the CCPA, the CPRA and other applicable international and U.S. privacy laws can be costly and time-consuming. If the Company fails to properly respond to security breaches of its or its third-party’s information technology systems or fails to properly respond to consumer requests under these laws, the Company could experience damage to its reputation, adverse publicity, loss of consumer confidence, reduced sales and profits, complications in executing the Company’s growth initiatives and regulatory and legal risk, including criminal penalties or civil liabilities.
Claims of failure to comply with the Company’s privacy policies or applicable laws or regulations could form the basis of governmental or private party actions against the Company and could result in significant penalties. Additionally, evolving concerns regarding data privacy may cause the Company’s customers and potential customers to resist providing the data necessary to allow the Company to deliver its solutions effectively. Even the perception that personal information is not satisfactorily protected or does not meet regulatory requirements could inhibit sales and any failure to comply with such laws and regulations could lead to significant fines, penalties, or other liabilities. Such claims and actions could cause damage to the Company’s reputation and could have an adverse effect on the Company’s businesses.
Financial Risks
•    Failure to Successfully Integrate Acquired Businesses Could Negatively Affect the Company’s Business.
Acquisitions involve various inherent risks and uncertainties, including difficulties in efficiently integrating the service offerings, accounting and other administrative systems of an acquired business; the challenges of assimilating and retaining key personnel; the consequences of diverting the attention of senior management from existing operations; the possibility that an acquired business does not meet or exceed the financial projections that supported the purchase price; and the possible failure of the due diligence process to identify significant business risks or liabilities associated with the acquired business. In May 2020, the Company acquired control of Framebridge, a custom framing service company, for cash and contingent consideration following a previous investment interest in Framebridge. Following the acquisition, the Company owns 93.4% of Framebridge. A failure to effectively manage growth and integrate acquired businesses such as Framebridge could have a material adverse effect on the Company’s operating results.
•    Changes in Business Conditions Have Caused and May in the Future Cause Goodwill and Other Intangible Assets to Become Impaired.
Goodwill generally represents the purchase price paid in excess of the fair value of net tangible and intangible assets acquired in a business combination. Goodwill is not amortized and remains on the Company’s balance sheet indefinitely unless there is an impairment or a sale of a portion of the business. Goodwill is subject to an impairment test on an annual basis and when circumstances indicate that an impairment is more likely than not. Such circumstances include an adverse change in the business climate for one of the Company’s businesses or a decision to dispose of a business or a significant portion of a business. Each of the Company’s businesses faces uncertainty in its business environment due to a variety of factors. In the first quarter of 2020, as a result of the uncertainty and challenging operating environment created by the COVID-19 pandemic, the Company performed an interim review of the goodwill, indefinite-lived intangibles and other long-lived assets of its restaurants and automotive dealership reporting units and asset groups. As a result of the impairment reviews, the Company recorded a $9.7 million goodwill and indefinite-lived intangible asset impairment charge at Clyde’s Restaurant Group and a $6.7 million indefinite-lived intangible asset impairment charge at the auto dealerships. Additional COVID-19 disruptions could result in future adverse changes in projections for future operating results or other key assumptions, such as projected revenue, profit margin, capital expenditures or cash flows associated with fair value estimates and could lead to additional future impairments, which could be material. The Company may experience other unforeseen circumstances that adversely affect the value of the Company’s goodwill or intangible assets and trigger an evaluation of the amount of the recorded goodwill and intangible assets. There also exists a reasonable possibility that changes to the discounted cash-flow model used to perform the quantitative goodwill impairment review, including a decrease in the assumed projected cash flows or long-term growth rate, or an increase in the discount rate assumption, could result in an impairment charge. Future write-offs of goodwill or other intangible assets as a result of an impairment in the business could materially adversely affect the Company’s results of operations and financial condition.
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
The Company leases space for its corporate offices in Arlington, VA. The space consists of 33,815 square feet of office space, and the lease expires in 2024, subject to an option of the Company to extend.

Directly or through its subsidiaries, Kaplan owns a total of four commercial properties: an approximately 26,000-square-foot six-story building located at 131 West 56th Street in New York City, used by KNA as an education center primarily for medical students; a redeveloped approximately 47,400-square-foot two-story building in Lincoln, NE, used by Purdue Global; an approximately 4,000-square-foot office condominium in Chapel Hill, NC, used by KNA; and an approximately 15,000-square-foot three-story building in Berkeley, CA, used by KNA and KI North America. KI has also entered into a 135-year lease of land in Liverpool, U.K., and has completed the construction of college and dormitory space there totaling approximately 138,000 square feet that opened in January 2020.
In the U.S., KNA leases two buildings, each approximately 96,900 square feet, located on adjacent lots in Fort Lauderdale, FL, used for corporate offices, data and call centers and employee-training facilities, which leases expire in 2024. In addition, KNA leases approximately 76,500 square feet in Chicago, IL, all of which has been subleased through the remainder of the lease term, which expires in 2022; a two-story, approximately 124,500-square-foot building in Orlando, FL, pursuant to a lease that expires in 2021, of which approximately 70,000 square feet have been subleased to third parties; 85,800 square feet of corporate office space in Plantation, FL, pursuant to a lease that expires in 2021; and two corporate offices, totaling approximately 64,100 square feet, in La Crosse, WI, under leases that expire in 2021. KNA has an additional 34 leases in the U.S., comprising approximately 188,500 square feet. KNA also delivers classes at schools, colleges, hotels and other premises for which KNA is not a leaseholder.
Kaplan, Inc. leases approximately 159,500 square feet in New York, NY, all which has been subleased to a third party through the remainder of the lease term, which expires in 2024; approximately 85,600 square feet in a separate building in New York, NY, pursuant to a lease that expires in 2021, of which 5,430 square feet is subleased to a third party; and approximately 23,400 square feet of office space in a building in Alpharetta, GA, pursuant to a lease that expires in 2021.
In addition, the KI Languages business maintains 15 lease and real estate license agreements in the U.S., making up an aggregate of approximately 167,000 square feet of office and instructional space.
Overseas, Dublin Business School’s facilities in Dublin, Ireland, are located in five buildings, aggregating approximately 74,000 square feet of space, which are rented under leases expiring between 2024 and 2029. Kaplan Publishing has an office and distribution warehouse in Wokingham, Berkshire, U.K., of 27,000 square feet, under a lease expiring in 2027. Kaplan Financial’s largest leaseholds are office and instructional spaces in London, U.K., of 35,000 square feet expiring in 2033, and 50,600 square feet, comprising two leases, obtained in January 2015 and expiring in 2030; office and instructional space in Birmingham, U.K., of 19,450 square feet, expiring in 2027; two locations in Manchester, U.K. comprising an office for central support services of 12,606 square feet, expiring in 2027, and office and instructional space of 15,900 square feet, comprising four separate leases, expiring in 2022; office and instructional space in Singapore, of approximately140,000 square feet, comprising three separate leases and expiring between 2022 and 2023; and office and instructional space in Hong Kong of 35,781 square feet, comprising two leases expiring in 2022.
Palace House in London, U.K., is primarily occupied by the KI Pathways business and KI corporate offices with approximately 44,078 square feet, comprising several separate leases and expiring in 2032. The KI corporate offices were formerly housed in Kensington Village, in a 16,128-square foot space, pursuant to a lease that terminates at the end of February 2021.
Kaplan has leases expiring in 2027 for education space in Nottingham, U.K., totaling approximately 21,888 square feet. At the same time, the termination date for all leases in this building will be extended to 2027. In addition, Kaplan has entered into two separate leases in Glasgow, Scotland, for 58,000 square feet and 22,400 square feet, of dormitory space that was constructed and opened to students in 2012. These leases expire in 2032. In addition, Kaplan leases approximately 143,000 square feet of dormitory space as the main tenant of a student residential building in Nottingham, U.K. Kaplan has further entered into a lease for a residential college in Bournemouth, England, which comprises approximately 175,000 square feet. Kaplan has entered into a lease in Brighton, U.K., for dormitory space totaling 128,779 square feet, which expires in 2040. In Australia, Kaplan leases one location in Melbourne, with an aggregate of approximately 77,000 square feet; three locations in Sydney, of approximately 48,000 square feet; one location in Brisbane, of approximately 22,000 square feet; and three locations in Adelaide, of approximately 44,750 square feet. These leases expire at various times, from 2021 through 2031. Kaplan has exercised its option to extend the lease of the Melbourne site for a further 10 years, until April 2031. The University of Adelaide College (formerly Bradford College), in Adelaide, Australia, leases one location and has added an additional floor of approximately 11,000 square feet so that it now occupies an aggregate floor space of approximately 33,000 square feet, with leases expiring in November 2021. In New Zealand, Kaplan leases one location within the same campus of approximately 10,300 square feet which expires in 2021. All other Kaplan facilities in the U.S. and overseas (including administrative offices and instructional locations) occupy leased premises that are for less space than those described above.

The offices of the Company’s broadcasting operations are located in leased space in Chicago, IL. The operations of each of the Company’s television stations are owned by subsidiaries of the Company, as are the related tower sites, except in Houston, Orlando and Jacksonville, where the tower sites are 50% owned.
The corporate office of GHG is located in leased office space in Troy, MI. GHG also leases a small office in Nashville, TN. GHG leases small office spaces in Mechanicsburg, PA; Williamsport, PA; Harrisburg, PA; Kingston, PA; Milford, PA; Stroudsburg, PA; New Castle, PA; Warrendale, PA; Shiloh, IL; Marion, IL; Glen Carbon, IL; Troy, MI; Grand Rapids, MI; Lansing, MI; Lapeer, MI; Downers Grove, IL; and Nashville, TN. In addition, GHG leases space for a hospice inpatient unit in Wilkes-Barre, PA, and nursing offices at Edward and Elmhurst hospitals in northern Illinois. GHG also has leased office space in Mars, PA, which expires in 2022. GHG also owns property in Benton, IL.
Forney has 20,000 square feet of corporate office space in Addison, TX, under a lease that expires in 2024. Forney’s manufacturing facility in Monterrey, Mexico, is in a building that contains 85,169 square feet of office and manufacturing space under a lease that expires in 2022. Forney leases an 8,000-square foot distribution center in Laredo, TX, under a lease that expires in August 2022. Forney also leases offices in Shanghai, China, under a lease that expires in August 2021.
Joyce/Dayton owns three properties: its corporate headquarters in Kettering, OH, and manufacturing facilities in Portland, IN, and Clayton, OH. It also leases a manufacturing facility in Newington, CT.
Dekko owns four U.S. properties: a 200,600-square foot manufacturing building in Garrett, IN; a 77,200-square foot manufacturing building in Avilla, IN; a 64,500-square foot manufacturing and warehouse space in Ardmore, AL; and a 61,750-square foot warehouse space in El Paso, TX. In addition, Dekko owns two buildings in Juarez, Mexico, one of which consists of 132,150 square feet of manufacturing and office space and the other consists of 65,111 square feet of manufacturing and office space. In the U.S., Dekko leases 72,000 square feet of headquarters and innovation center space in Fort Wayne, IN, under a lease that expires in 2029; 46,370 square feet of manufacturing and warehouse space in North Webster, IN, under a lease that expires in 2021; 30,000 square feet of warehouse space in Kendallville, IN, under a lease that expires in 2022; 33,208 square feet of manufacturing, warehouse and office space in Shelton, CT, under a lease that expires in 2021; 22,552 square feet of manufacturing warehouse and office space in Shelton, CT, under a lease that expires in 2024; 80,400 square feet of manufacturing, warehouse and office space in Fallston, NC, under a lease that expires in 2023; and 3,101 square feet of office space in Grand Rapids, MI, that expires in 2024.
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
Clyde’s leases restaurant facilities in Maryland, Virginia and Washington, D.C., under non-cancellable lease agreements. The restaurant facilities average just over 15,000 square feet, ranging from 10,000 to 30,000 square feet. Renewal options are available on many of the leases for one or more periods of five to 10 years each. Final lease expiration dates range from 2020 to 2051. Many of the leases also require the payment of taxes and maintenance costs as well as additional rentals based on sales in excess of specified minimums.
Graham Automotive leases 77,794 square feet of space in Rockville, MD, for its Lexus dealership under a lease that expires in September 2036, including renewal options. The Honda dealership leases 68,839 square feet of space in Tysons Corner, VA, under a lease that terminates November 30, 2023. That lease also has a partial lease termination option that could remove 14% of total space from the lease and a full lease termination option, both effective December 2020. The Jeep sales facility is currently under construction in Bethesda, MD, under a lease that terminates in July 2060, including renewal options. The Jeep service facility, which is currently under construction, is also located in Bethesda, MD. The Jeep service facility is under a lease that terminates in July 2060, including renewal options.
The Slate Group leases office space in Brooklyn, NY, and Washington, D.C.
Code3 leases office space in Washington, D.C.; New York, NY; Los Angeles, CA; San Francisco, CA (currently being subleased) and Cleveland, OH.
Framebridge leases retail locations in Washington, D.C., Bethesda, MD, Brooklyn, NY, two locations in Atlanta, GA and two manufacturing facilities in Lexington, KY.

Item 3. Legal Proceedings.
Information with respect to legal proceedings may be found in Note 18, "Contingencies and other commitments - Litigation, Legal and Other Matters" to the consolidated financial statements in Part II of this Annual Report, which is incorporated herein by reference.
Item 4. Mine Safety Disclosures.
Not applicable.
PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information and Holders
The Company’s Class B Common Stock is traded on the New York Stock Exchange under the symbol “GHC.” The Company’s Class A Common Stock is not publicly traded.
At January 31, 2021, there were 27 holders of record of the Company’s Class A Common Stock and 372 holders of record of the Company’s Class B Common Stock.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the quarter ended December 31, 2020, the Company purchased shares of its Class B Common Stock as set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan*	Maximum Number of Shares That May Yet Be Purchased Under the Plan*
2020
October	—	$—	—	448,399
November	37,410	455.66	37,410	410,989
December	46,838	461.75	46,838	364,151
Total	84,248	$459.04	84,248
____________
*On September 10. 2020, the Company’s Board of Directors authorized the Company to purchase, on the open market or otherwise, up to 500,000 shares of its Class B Common Stock. No shares remained under the previous authorization. There is no expiration date for this authorization. All purchases made during the quarter ended December 31, 2020, were open market transactions.
Performance Graph
The following graph is a comparison of the yearly percentage change in the Company’s cumulative total shareholder return with the cumulative total return of the Standard & Poor’s 500 Stock Index and a custom peer group index comprised of a composite group of education and television broadcasting companies. The Standard & Poor’s 500 Stock Index is comprised of 500 U.S. companies in the industrial, transportation, utilities and financial industries and is weighted by market capitalization. The custom peer group of composite companies includes Adtalem Global Education Inc., Chegg, Inc., The E.W. Scripps Company, Grand Canyon Education Inc., Meredith Corporation, New Oriental Education & Technology Group Inc., Pearson plc and Tegna Inc. The graph reflects the investment of $100 on December 31, 2015, in the Company’s Class B Common Stock, the Standard & Poor’s 500 Stock Index and the custom peer group index of composite companies. For purposes of this graph, it has been assumed that dividends were reinvested on the date paid in the case of the Company, and on a quarterly basis in the case of the Standard & Poor’s 500 Index and the custom peer group index of composite companies.

December 31	2015	2016	2017	2018	2019	2020
Graham Holdings Company	100.00	106.64	117.36	135.88	136.65	115.72
S&P 500 Index	100.00	111.96	136.40	130.42	171.49	203.04
Composite Peer Group	100.00	117.24	162.28	149.88	187.06	256.12
Item 6. Selected Financial Data.
The Company has early adopted the recent amendment to Regulation S-K, Item 301, which eliminates Selected Financial Data.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
See the information contained under the heading “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” which is included in this Annual Report on Form 10-K and listed in the index to financial information on page 42 hereof.
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
Equity Price Risk.  The Company has common stock investments in several publicly traded companies (as discussed in Note 4 to the Company’s Consolidated Financial Statements) that are subject to market price volatility. The fair value of these common stock investments totaled $573.1 million at December 31, 2020.
Interest Rate Risk.  The Company manages the risk associated with interest rate movements through the use of a combination of variable and fixed-rate debt.
At December 31, 2020, the Company had $400 million principal amount of 5.75% unsecured fixed-rate notes due June 1, 2026 (the Notes). At December 31, 2020, the aggregate fair value of the Notes, based upon quoted market prices, was $421.7 million. There were no earnings or liquidity risks associated with the Company’s Notes. The fair value of the Notes varies with fluctuations in market interest rates. A 100 basis point decrease in market interest rates would increase the fair value of the Notes by $13.3 million at December 31, 2020 using a yield to par call. A 100 basis point increase in market interest rates would decrease the fair value of the Notes by $12.8 million at December 31, 2020, using a yield to par call. The Company also had approximately $14 million of other fixed-rate debt, primarily relating to the healthcare business (see Note 11).
At December 31, 2020, the Company had approximately $129 million of variable-rate debt, including floor plan facility obligations. Approximately $25 million of this debt is hedged by an interest rate swap. The Company is subject to earnings and liquidity risks for changes in the interest rate on the unhedged portion of this debt. A 100 basis point increase in the applicable LIBOR rates for the unhedged portions of our variable-rate debt would increase annual interest expense by approximately $1.0 million.
Because the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced the desire to phase out the use of LIBOR by the end of 2021, current and future borrowings by the Company could be subject to reference rates other than LIBOR.
Foreign Exchange Rate Risk.  The Company is exposed to foreign exchange rate risk primarily at its Kaplan international operations, and the primary exposure relates to the exchange rate between the U.S. dollar and the British pound, the Australian dollar, and the Singapore dollar. In 2020, 2019 and 2018 the Company reported foreign currency losses of $2.2 million, $1.1 million and $3.8 million, respectively.
If the values of the British pound, the Australian dollar, and Singapore dollar relative to the U.S. dollar had been 10% lower than the values that prevailed during 2020, the Company’s pre-tax income for 2020 would have been approximately $13 million lower. Conversely, if such values had been 10% higher, the Company’s reported pre-tax income for 2020 would have been approximately $13 million higher.
Item 8. Financial Statements and Supplementary Data.
See the Company’s Consolidated Financial Statements at December 31, 2020, and for the periods then ended, together with the report of PricewaterhouseCoopers LLP thereon and the information contained in Note 20 to said Consolidated Financial Statements titled “Summary of Quarterly Operating Results and Comprehensive Income (Unaudited),” which are included in this Annual Report on Form 10-K and listed in the index to financial information on page 42 hereof.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and the Company’s Chief Financial Officer (principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of December 31, 2020. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
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
The Company’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Management has concluded that as of December 31, 2020, the Company’s internal control over financial reporting was effective based on these criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information contained under the heading “Executive Officers” in Item 1 hereof and the information contained under the headings “Nominees for Election by Class A Shareholders,” “Nominees for Election by Class B Shareholders,” “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for the Company’s 2021 Annual Meeting of Stockholders is incorporated herein by reference thereto.
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
In addition to the certifications of the Company’s Chief Executive Officer and Chief Financial Officer filed as exhibits to this Annual Report on Form 10-K, on June 6, 2020, the Company’s Chief Executive Officer submitted to the New York Stock Exchange the annual certification regarding compliance with the NYSE’s corporate governance listing standards required by Section 303A.12(a) of the NYSE Listed Company Manual.
Item 11. Executive Compensation.
The information contained under the headings “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation” and “Compensation Committee Report” in the definitive Proxy Statement for the Company’s 2021 Annual Meeting of Stockholders is incorporated herein by reference thereto.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information contained under the heading “Stock Holdings of Certain Beneficial Owners and Management” in the definitive Proxy Statement for the Company’s 2021 Annual Meeting of Stockholders is incorporated herein by reference thereto.
Item 13. Certain Relationships and Related Transactions and Director Independence.
The information contained under the headings “Transactions With Related Persons, Promoters and Certain Control Persons” and “Controlled Company” in the definitive Proxy Statement for the Company’s 2021 Annual Meeting of Stockholders is incorporated herein by reference thereto.
Item 14. Principal Accounting Fees and Services.
The information contained under the heading “Audit Committee Report” in the definitive Proxy Statement for the Company’s 2021 Annual Meeting of Stockholders is incorporated herein by reference thereto.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
The following documents are filed as part of this report:
1.     Financial Statements.  As listed in the index to financial information on page 42 hereof.
2.     Exhibits.  As listed in the index to exhibits on page 39 hereof.
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

4.2
First Supplemental Indenture, dated as of March 24, 2020, among Graham Healthcare Group, Inc., a Delaware corporation, a subsidiary of the Company, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

4.3	Description of the Company’s Securities (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019).
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

Exhibit Number	Description

10.10
Letter Agreement between the Company and Andrew S. Rosen, dated April 7, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).*

10.11
Letter Agreement between the Company and Jacob M. Maas, dated August 24, 2015 (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018).*

10.12
Consulting Agreement between the Company and Denise Demeter, dated December 15, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 16, 2020).*

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2021.

GRAHAM HOLDINGS COMPANY
(Registrant)

By	/s/ Wallace R. Cooney
Wallace R. Cooney
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 24, 2021:

Timothy J. O’Shaughnessy	President, Chief Executive Officer (Principal Executive Officer) and Director
Wallace R. Cooney	Chief Financial Officer (Principal Financial Officer)
Marcel A. Snyman	Principal Accounting Officer
Donald E. Graham	Chairman of the Board
Lee C. Bollinger	Director
Christopher C. Davis	Director
Thomas S. Gayner	Director
Jack A. Markell	Director
Anne M. Mulcahy	Director
Larry D. Thompson	Director
G. Richard Wagoner, Jr.	Director
Katharine Weymouth	Director

By	/s/ Wallace R. Cooney
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
OVERVIEW
Graham Holdings Company (the Company) is a diversified education and media company whose operations include educational services; television broadcasting; online, podcast, print and local TV news and other content; social-media advertising services; manufacturing; automotive dealerships; restaurants and entertainment venues; custom framing; and home health and hospice care. Education is the largest business, and through its subsidiary Kaplan, Inc., the Company provides extensive worldwide education services for individuals, schools and businesses. The Company’s second largest business is television broadcasting. In 2020, the Company completed an acquisition of a custom framing service company. The Company’s business units are diverse and subject to different trends and risks.
The Company’s education division is the largest operating division of the Company, accounting for 45% of the Company’s consolidated revenues in 2020. The Company has devoted significant resources and attention to this division for many years, given its geographic and product diversity; the investment opportunities and growth prospects during this time; and challenges related to government regulation. Kaplan is organized into the following three operating segments: Kaplan International, Kaplan Higher Education (KHE) and Supplemental Education.
Kaplan International reported revenue decreases for 2020 due to COVID-19 disruptions at Languages, and to a lesser extent at U.S. and Australia Pathways and UK Professional, partially offset by growth at UK Pathways and Australia. Kaplan International operating results declined in 2020 due to significant losses at Languages, along with declines at U.S. and Australia Pathways, and UK Professional, partially offset by the $17.1 million VAT provision recorded at UK Pathways in the third quarter of 2019, and improved results at UK Pathways and Australia.
KHE’s revenue grew in 2020, due to an increase in the Purdue University Global fee recorded and revenue from new university agreements. KHE recorded $31.6 million and $12.3 million in fees from Purdue University Global (Purdue Global) in its Higher Education operating results in 2020 and 2019, respectively, based on an assessment of its collectability under the Transition and Operations Support Agreement (TOSA).
Supplemental Education revenues and operating results declined in 2020 due to the postponement of various standardized test and certification exam dates due to COVID-19, and a decline in retail comprehensive test preparation demand, offset in part by growth in real estate, architecture and engineering programs.
Kaplan made two acquisitions in 2020; one acquisition in 2019; and five acquisitions in 2018.
The Company’s television broadcasting division reported higher revenues and operating income in 2020, due to increases in political advertising and retransmission revenues, partially offset by reduced local and national advertising demand related to the COVID-19 pandemic. In recent years, the television broadcasting division has consistently generated significantly higher operating income amounts and operating income margins than the education division and other businesses.
With the recent acquisitions of Framebridge, two automotive dealerships and Clyde’s Restaurant Group, and recent acquisitions at healthcare, manufacturing and Code3, the Company has invested in new lines of business in the last few years. The Company also has two investment stage businesses - Pinna and CyberVista. Megaphone was sold by the Company in December 2020.
The Company generates a significant amount of cash from its businesses that is used to support its operations, pay down debt and fund capital expenditures, share repurchases, dividends, acquisitions and other investments.
RESULTS OF OPERATIONS — 2020 COMPARED TO 2019
Net income attributable to common shares was $300.4 million ($58.13 per share) for the year ended December 31, 2020, compared to $327.9 million ($61.21 per share) for the year ended December 31, 2019.
The COVID-19 pandemic and measures taken to prevent its spread, such as travel restrictions, shelter in place orders and mandatory closures, significantly impacted the Company’s results for 2020, largely from reduced demand for the Company’s products and services. This significant adverse impact is expected to continue into 2021. The Company’s management has taken a variety of measures to reduce costs and to implement changes to business operations. The Company cannot predict the severity or duration of the pandemic, the extent to which demand for the Company’s products and services will be adversely affected or the degree to which financial and operating results will be negatively impacted.

Items included in the Company’s net income for 2020 are listed below:
•$27.9 million in goodwill and other long-lived asset impairment charges (after-tax impact of $20.2 million, or $3.92 per share);
•$16.1 million in restructuring charges at the education division (after-tax impact of $11.9 million, or $2.31 per share);
•$5.7 million in accelerated depreciation at other businesses (after-tax impact of $4.1 million, or $0.80 per share);
•a $2.9 million reduction to operating expenses from property, plant and equipment gains in connection with the spectrum repacking mandate of the Federal Communications Commission (FCC) (after-tax impact of $2.3 million, or $0.44 per share);
•$8.5 million in interest expense in the fourth quarter to adjust the fair value of the mandatorily redeemable noncontrolling interest ($1.64 per share);
•$11.5 million in expenses related to non-operating Separation Incentive Programs (SIP) at the education division and other businesses (after-tax impact of $8.5 million, or $1.64 per share);
•$60.8 million in net gains on marketable equity securities (after-tax impact of $44.7 million, or $8.64 per share);
•a fourth quarter gain of $209.8 million on the sale of Megaphone (after-tax impact of $154.2 million, or $29.84 per share);
•Non-operating losses, net, of $1.5 million from impairments, sales and write-ups of cost and equity method investments (after-tax impact of $1.1 million, or $0.21 per share);
•$2.2 million in non-operating foreign currency losses (after-tax impact of $1.6 million, or $0.31 per share); and
•$2.9 million in income tax expense related to stock compensation ($0.56 per share).
Items included in the Company’s net income for 2019 are listed below:
• a $17.1 million provision recorded at Kaplan International related to a Value Added Tax (VAT) receivable at UK Pathways (after-tax impact of $13.9 million, or $2.59 per share);
•an $11.8 million reduction to operating expenses from property, plant and equipment gains in connection with the spectrum repacking mandate of the FCC (after-tax impact of $9.1 million, or $1.70 per share);
•a $7.8 million fourth quarter intangible asset impairment charge at the television broadcasting division (after-tax impact of $6.0 million, or $1.12 per share);
•a $91.7 million fourth quarter settlement gain related to a retiree annuity pension purchase (after-tax impact of $66.9 million, or $12.50 per share);
•$6.6 million in expenses related to a non-operating SIP at the education division (after-tax impact of $5.1 million, or $0.95 per share);
•$98.7 million in net gains on marketable equity securities (after-tax impact of $74.0 million, or $13.82 per share);
•non-operating gain of $5.1 million from write-ups of cost method investments (after-tax impact of $3.9 million, or $0.73 per share);
•$29.0 million gain from the sale of Gimlet Media (after-tax impact of $21.7 million, or $4.06 per share);
•$1.1 million in non-operating foreign currency losses (after-tax impact of $0.8 million, or $0.15 per share); and
•$1.7 million in income tax expense related to stock compensation ($0.32 per share).
Revenue for 2020 was $2,889.1 million, down 1% from $2,932.1 million in 2019, largely due to the impact of COVID-19. Revenues declined at education and manufacturing, partially offset by increases at television broadcasting, healthcare and other businesses. Operating costs and expenses for the year increased to $2,788.7 million in 2020, from $2,787.6 million in 2019. Expenses in 2020 increased at television broadcasting, healthcare and other businesses, offset by decreases at education and manufacturing. The Company reported operating income for 2020 of $100.4 million, compared to $144.5 million in 2019. Operating results declined at education, manufacturing and other businesses, partially offset by improvements at television broadcasting and healthcare.
Division Results
Education
Education division revenue in 2020 totaled $1,305.7 million, down 10% from $1,451.8 million in 2019.
Kaplan reported operating income of $11.6 million for 2020, a 76% decrease from $48.1 million in 2019.

The COVID-19 pandemic adversely impacted Kaplan’s operating results for 2020. The impact began in February and continued through the remainder of 2020.
Kaplan serves a large number of students who travel to other countries to study a second language, prepare for licensure, or pursue a higher education degree. Government-imposed travel restrictions and school closures arising from COVID-19 had a significant negative impact on the ability of international students to travel and attend Kaplan’s programs, particularly Kaplan International’s Language programs. In addition, most licensing bodies and administrators of standardized exams postponed or canceled scheduled examinations due to COVID-19, resulting in a significant number of students deciding to defer their studies, negatively impacting Kaplan’s exam preparation education businesses. Overall, this is expected to continue to adversely impact Kaplan’s revenues and operating results in 2021, particularly at Kaplan International Languages.
To help mitigate the adverse impact of COVID-19, Kaplan implemented a number of cost reduction and restructuring activities across its businesses.
Related to these restructuring activities, for 2020, Kaplan recorded $13.5 million in lease restructuring costs (including $3.6 million of accelerated depreciation expense) and $6.2 million in severance restructuring costs. Kaplan also recorded $12.3 million in lease impairment charges in connection with these plans in 2020 (including $2.2 million in property, plant and equipment write-downs). Further, Kaplan recorded $12.8 million in non-operating pension expense in 2020 related to workforce reductions completed in the second and third quarters.
Kaplan management is continuing to monitor the ongoing COVID-19 disruptions and changes in its operating environment and may develop and implement further restructuring activities in 2021.
Kaplan also accelerated the development and promotion of various online programs and solutions, rapidly transitioned most of its classroom-based programs online and addressed the individual needs of its students and partners, substantially reducing the disruption from COVID-19 while simultaneously adding important new product offerings and operating capabilities. Further, in the fourth quarter of 2020, Kaplan combined its three primary divisions based in the United States (Kaplan Test Prep, Kaplan Professional, and Kaplan Higher Education) into one business known as Kaplan North America (KNA). This combination is designed to enhance Kaplan’s competitiveness by better leveraging its diversified academic and professional portfolio, as well as its relationships with students, universities and businesses. For financial reporting purposes, KNA will be reported in two segments: Higher Education and Supplemental Education (combining Kaplan Test Prep and Kaplan Professional (U.S.) into one reporting segment).
A summary of Kaplan’s operating results is as follows:

	Year Ended December 31
(in thousands)	2020	2019	% Change
Revenue
Kaplan international	$653,892	$750,245	(13)
Higher education	316,095	305,672	3
Supplemental education	327,087	388,814	(16)
Kaplan corporate and other	12,643	9,480	33
Intersegment elimination	(4,004)	(2,461)	—
	$1,305,713	$1,451,750	(10)
Operating Income (Loss)
Kaplan international	$15,248	$42,129	(64)
Higher education	24,364	13,960	75
Supplemental education	19,705	34,487	(43)
Kaplan corporate and other	(18,266)	(26,891)	32
Amortization of intangible assets	(17,174)	(14,915)	(15)
Impairment of long-lived assets	(12,278)	(693)	—
Intersegment elimination	5	(5)	—
	$11,604	$48,072	(76)
Kaplan International includes postsecondary education, professional training and language training businesses largely outside the United States. Kaplan International revenue decreased 13% in 2020 (12% on a constant currency basis) due to COVID-19 disruptions at Languages, and to a lesser extent at U.S. and Australia Pathways and UK Professional. These revenue disruptions were offset in part by growth at UK Pathways and Australia. The decline in Kaplan International operating income is mostly attributable to $55 million in losses incurred at Languages due to significant COVID-19 disruptions, and to a much lesser extent, to COVID-19 disruptions at U.S. and Australia Pathways and UK Professional, partially offset by the $17.1 million VAT provision recorded at UK Pathways in the third quarter of 2019, and improved results at UK Pathways and Australia. Kaplan International’s 2020 results include $4.5 million of lease restructuring costs (including $1.6 million in accelerated depreciation expense) and $4.4 million of severance restructuring costs.
Due to the continuation of travel restrictions imposed as a result of COVID-19, Kaplan expects the disruption of its Languages business operating environment to continue into 2021.
In 2017, HMRC raised assessments against Kaplan UK Pathways for VAT relating to 2014 to 2017, which were paid by Kaplan. Kaplan challenged these assessments as it believed it had met all requirements under U.K. VAT law and was entitled to recover the amounts from assessments and subsequent payments. Due to developments in the case, in the third quarter of 2019, the Company recorded a full provision against a receivable to expense, of which $17.1 million related to years 2014 to 2018. The Company recorded additional annual VAT expense at the UK Pathways business of approximately $6.0 million related to this matter for 2019 and approximately $8.4 million for 2020. In November 2020, the court ruled against Kaplan in this case.
Higher Education primarily includes the results of Kaplan as a service provider to higher education institutions. In 2020, Higher Education revenue grew 3% due to an increase in the Purdue Global fee recorded and revenue from new university agreements. During 2020, Kaplan recorded $31.6 million in fees from Purdue Global in its Higher Education operating results based on an assessment of its collectability under the TOSA. During 2019, Kaplan recorded $12.3 million in fees from Purdue Global. Purdue Global experienced increased enrollments and higher retention rates for 2020, which resulted in improved Higher Education results. Kaplan Higher Education recorded $3.6 million in lease restructuring costs in 2020, of which $0.2 million was accelerated depreciation expense. In 2020, Higher Education also incurred compensation and other costs that are not reimbursable under the TOSA.
Supplemental Education includes Kaplan’s standardized test preparation programs and domestic professional and other continuing education businesses. Supplemental Education revenue declined 16% in 2020 due mostly to the postponement of various standardized test and certification exam dates due to COVID-19, and a decline in retail comprehensive test preparation demand, offset in part by growth in real estate, architecture and engineering programs. Operating results declined 43% in 2020 due to revenue declines, $5.4 million of lease restructuring costs ($1.8 million of which was accelerated depreciation) and $1.8 million in severance restructuring costs.
Kaplan corporate and other represents unallocated expenses of Kaplan, Inc.’s corporate office, other minor businesses and certain shared activities. Overall, Kaplan corporate and other expenses declined in 2020 due to lower compensation costs.
Television Broadcasting
A summary of television broadcasting’s operating results is as follows:

	Year Ended December 31
(in thousands)	2020	2019	% Change
Revenue	$525,212	$463,464	13
Operating Income	194,498	152,668	27
Revenue at the television broadcasting division increased 13% to $525.2 million in 2020, from $463.5 million in 2019. The revenue increase is due to an $88.5 million increase in political advertising revenue and a $12.4 million increase in retransmission revenues, partially offset by reduced local and national advertising demand related to the COVID-19 pandemic. In 2020 and 2019, the television broadcasting division recorded $2.9 million and $11.8 million, respectively, in reductions to operating expenses related to property, plant and equipment gains due to new equipment received at no cost in connection with the spectrum repacking mandate of the FCC. In the fourth quarter of 2019, the television broadcasting division recorded a $7.8 million intangible asset impairment charge on FCC licenses at the WSLS (Roanoke-NBC) and WCWJ (Jacksonville-CW) stations acquired in 2017, due to a decline in local market conditions. Operating income for 2020 was up 27% to $194.5 million, from $152.7 million in 2019, due to higher revenues and the 2019 intangible asset impairment charge, partially offset by higher network fees and lower property, plant and equipment gains. While per subscriber rates from cable and satellite providers have grown, overall cable and satellite subscribers are down due to cord cutting, resulting in low growth in retransmission revenue net of network fees in 2020, which is expected to continue in the future.
Operating margin at the television broadcasting division was 37% in 2020 and 33% in 2019.
In 2020, significant political advertising revenues have largely driven strong operating results, while the postponement of the 2020 summer Olympics, the reduction and uncertainty surrounding broadcast sporting events, and overall reduced advertising demand related to the COVID-19 pandemic have adversely impacted advertising revenue and the operating results at the television broadcasting division. However, local and national advertising revenues have improved steadily through 2020 since the onset of the pandemic.

Graham Media Group stations provided critical news coverage to local communities in 2020 with elevated viewing levels during the height of the pandemic. Overall for the year, the Company’s television stations remained strong, well-positioned competitors in their local markets. On average for the year, KSAT in San Antonio and WJXT in Jacksonville ranked number one in the key 6am, 6pm and late newscasts among the all-important 25 to 54 demographic. WDIV in Detroit ended the year as number one at 6pm and in late news, while number two in the mornings. KPRC in Houston wrapped up 2020 as the number two local news station across the same key newscasts. Both WKMG and WSLS finished third in their respective markets, while WCWJ’s syndicated viewership in daytime and early fringe remained well viewed in the Jacksonville market. All of our local stations’ websites finished the year as the number one media sites in their respective markets with large increases in traffic over the prior year.
Manufacturing
A summary of manufacturing’s operating results is as follows:

	Year Ended December 31
(in thousands)	2020	2019	% Change
Revenue	$416,137	$449,053	(7)
Operating Income	12,328	20,467	(40)
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
Manufacturing revenues declined 7% in 2020 due primarily to a significant reduction in product demand at Dekko, particularly in the commercial office electrical products, hospitality, transportation and industrial sectors. Operating income decreased 40% in 2020 due to a significant decline in Dekko results from lower revenues, partially offset by improved results at Hoover from significant gains on inventory sales and reduced operating costs.
Starting in the second half of March 2020, certain of Dekko, Joyce/Dayton and Hoover’s manufacturing plants began operating at reduced levels due to lower product demand and other jurisdictional factors related to the COVID-19 pandemic. The manufacturing businesses are tightly managing expenses and continuing with cost reduction plans to mitigate the impact of lower product demand. Overall, this is expected to continue to adversely impact manufacturing revenues and operating results into 2021, particularly at Dekko.
Healthcare
A summary of healthcare’s operating results is as follows:

	Year Ended December 31
(in thousands)	2020	2019	% Change
Revenue	$198,196	$161,768	23
Operating Income	26,107	7,908	—
The Graham Healthcare Group (GHG) provides home health and hospice services in three states. In December 2019, GHG acquired a 75% interest in CSI Pharmacy Holding Company, LLC (CSI), a Wake Village, TX-based company, which coordinates the prescriptions and nursing care for patients receiving in-home infusion treatments. Healthcare revenues increased 23% in 2020, due to the CSI acquisition, offset by revenue declines from home health services due to lower patient volumes.
In the second quarter of 2020, GHG received $7.4 million from the Federal Coronavirus Aid, Relief, and Economic Security Act (CARES Act) Provider Relief Fund. GHG did not apply for these funds; they were disbursed to GHG as a Medicare provider under the CARES Act. Under the Department of Health and Human Services guidelines, these funds may be used to offset revenue reductions and expenses incurred in connection with the COVID-19 pandemic. Of this amount, GHG recorded $5.7 million in revenue in the second and third quarters of 2020, to partially offset the impact of revenue reductions due to the COVID-19 pandemic from the curtailment of elective procedures by health systems and other factors. The remaining amount of $1.7 million was recorded as a credit to operating costs in the second quarter of 2020 to partially offset the impact of costs incurred to procure personal protective equipment for GHG employees and other COVID-19 related costs. The improvement in GHG operating results in 2020 is due to improved results from home health and hospice services and operating income from the CSI acquisition.

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
Revenues for 2020 increased due to the new Jeep dealership and one less month of ownership in 2019, partially offset by reduced demand for sales and service in the first half of 2020 as a result of the pandemic. Operating results for 2020 declined from the prior year due to losses in the first half of 2020 related to the pandemic, in addition to the $6.7 million impairment charge recorded in the first quarter of 2020.
Clyde’s Restaurant Group
On July 31, 2019, the Company acquired Clyde’s Restaurant Group (CRG). CRG owns and operates eleven restaurants and entertainment venues in the Washington, D.C. metropolitan area, including Old Ebbitt Grill and The Hamilton. As a result of the COVID-19 pandemic, CRG temporarily closed all of its restaurants and venues in March 2020, pursuant to government orders, maintaining limited operations for delivery and pickup. At the time, CRG had temporarily laid off many of its employees due to the uncertainty as to the timing, safety and other details regarding reopening. Given the uncertain and challenging operating environment for the restaurant industry, the Company completed a goodwill and other long-lived assets impairment review of CRG in the first quarter of 2020, resulting in a $9.7 million goodwill and intangible assets impairment charge.
In the second quarter of 2020, CRG began limited outdoor and indoor dining services at most of its restaurants and made the decision to close its restaurant and entertainment venue in Columbia, Maryland effective July 19, 2020, resulting in accelerated depreciation of property, plant and equipment totaling $5.6 million recorded in the second and third quarters of 2020. The operations were negatively impacted for most of the year by pandemic related restrictions as well as disturbances from sporadic civil and political unrest in the city and region. In December 2020, CRG temporarily closed its restaurants in Maryland and the District of Columbia for the second time, pursuant to government orders, maintaining limited operations for delivery and pickup; these restaurants reopened again for limited indoor dining service in January and February of 2021. While many of CRG’s laid-off employees have been rehired, CRG is uncertain as to the timing and other details regarding a full reopening. While CRG revenues have experienced a significant adverse impact as a result of the pandemic, such revenues improved steadily in each of the three quarters since the onset of the pandemic, despite the December 2020 restaurant closings. Overall, CRG incurred significant operating losses in 2020 due to limited revenues and costs incurred to maintain its facilities, support its employees and to reopen the restaurants for limited outdoor and indoor services, in addition to the impairment and accelerated depreciation charges recorded in 2020. CRG continues to develop and implement initiatives to increase sales and reduce costs to mitigate the impact of COVID-19. The pandemic and public disturbances are expected to continue to adversely impact CRG revenues and operating results in 2021.
Code3 and Decile
In July 2020, SocialCode announced it would be splitting into two separate companies. SocialCode’s agency business continues as a leading digital marketing agency, operating under the new name, Code3. Code3 is a performance marketing agency focused on driving performance for brands through three core elements of digital success: media, creative and commerce. The legacy business surrounding the Audience Intelligence Platform (AIP) continues as a separate software company, operating under the new name, Decile. Decile uses first-party customer data to deliver business intelligence and customer insights to its customers. As a result of these changes, Code3 and Decile are now reported in other businesses.
On a combined basis, Code3 and Decile revenues declined in 2020 due to reduced marketing spending by advertising clients as a result of the recessionary environment from the COVID-19 pandemic. In the second quarter of 2020, a $1.5 million lease impairment charge was recorded in connection with a restructuring plan that included other cost reduction initiatives to mitigate the adverse impact of COVID-19 on advertising demand, which is expected to continue in 2021. These initiatives included the approval of a SIP that reduced the number of employees, resulting in $1.0 million in non-operating pension expense in the second quarter of 2020. On a combined basis, Code3 and Decile reported an operating loss for 2020.

Megaphone
Megaphone provides podcast technology for publishers and advertisers through the Megaphone platform and Megaphone Targeted Marketplace (MTM). Megaphone experienced rapid revenue growth from both advertising and platform sales until it was sold by the Company in December 2020 to Spotify. The Company recorded a pre-tax gain of $209.8 million on the sale of Megaphone that is included in other non-operating income in the fourth quarter of 2020.
Framebridge
On May 15, 2020, the Company acquired Framebridge, Inc., a custom framing service company, headquartered in Washington, D.C., with two retail locations in the D.C. metropolitan area and a manufacturing facility in Lexington, KY. In the third quarter of 2020, Framebridge opened a new retail location in Brooklyn, N.Y. and two new retail locations in the Atlanta, GA area. In the fourth quarter of 2020, Framebridge opened a second manufacturing facility in Lexington, KY. Framebridge revenues have grown each month since the May 2020 acquisition, particularly in the fourth quarter of 2020. The Company previously disclosed a minority investment interest in Framebridge. As an investment stage business, Framebridge reported operating losses in 2020.
Other
Other businesses also include Slate and Foreign Policy, which publish online and print magazines and websites; and two investment stage businesses, Pinna and CyberVista. Foreign Policy, CyberVista and Pinna reported revenue increases in 2020. Losses from each of these four businesses in 2020 adversely affected operating results.
Overall, for 2020, operating revenues for other businesses increased due largely to the Framebridge and automotive dealership acquisitions and growth at Megaphone, partially offset by declines at Code3/Decile. CRG incurred significant operating losses in 2020 due to challenging operating conditions that began in March 2020 and the goodwill and other long-lived asset impairment charges recorded in the first quarter of 2020.
Corporate Office
Corporate office includes the expenses of the Company’s corporate office and certain continuing obligations related to prior business dispositions.
Equity in Earnings of Affiliates
At December 31, 2020, the Company held an approximate 12% interest in Intersection Holdings, LLC, a company that provides digital marketing and advertising services and products for cities, transit systems, airports, and other public and private spaces. The Company also holds interests in a number of home health and hospice joint ventures, and several other affiliates. The Company recorded equity in earnings of affiliates of $6.7 million and $11.7 million for 2020 and 2019, respectively. The Company recorded $3.6 million in write-downs in equity in earnings of affiliates related to two of its investments in the first quarter of 2020.
The recessionary environment resulting from the COVID-19 pandemic adversely impacted the underlying businesses of Intersection Holdings, LLC due to lower marketing spending by advertising clients. The decline in revenues adversely impacted the operating results and liquidity of the business since the onset of the COVID-19 pandemic. The Company concluded that these events are not indicative of an other than temporary decline in the value of its investment to an amount less than its carrying value. Given the uncertain economic impact of the COVID-19 pandemic, it is possible that an other than temporary impairment charge could occur in the future should Intersection Holdings, LLC fail to execute on its operating and financing strategy to address the decline in revenues and operating results. Further, the Company expects to record losses in equity earnings related to Intersection in 2021.
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

The Company incurred net interest expense of $34.4 million in 2020, compared to $23.6 million in 2019. The Company recorded interest expense of $8.5 million to adjust the fair value of the mandatorily redeemable noncontrolling interest at GHG in the fourth quarter of 2020.
At December 31, 2020, the Company had $512.6 million in borrowings outstanding at an average interest rate of 5.1%, and cash, marketable securities and other investments of $1,010.6 million. At December 31, 2020, the Company had £55 million ($74.7 million) outstanding on its $300 million revolving credit facility, in connection with the refinancing of the debt repaid under the Kaplan Credit Agreement. In Management’s opinion, the Company will have sufficient financial resources to meet its business requirements in the next twelve months, including working capital requirements, capital expenditures, interest payments and dividends. At December 31, 2019, the Company had $512.8 million in borrowings outstanding at an average interest rate of 5.1%, and cash, marketable securities and other investments of $814.0 million.
Non-Operating Pension and Postretirement Benefit Income, Net
The Company recorded net non-operating pension and postretirement benefit income of $59.3 million in 2020, compared to $162.8 million in 2019.
In the third quarter of 2020, the Company recorded $7.8 million in expenses related to a SIP at the education division. In the second quarter of 2020, the Company recorded $6.0 million in expenses related to a SIP at the education division and other businesses.
In the fourth quarter of 2019, the Company’s pension plan purchased a group annuity contract from an insurance company for a group of retirees. As a result, the Company recorded a $91.7 million settlement gain in the fourth quarter of 2019. In the second quarter of 2019, the Company recorded $6.6 million in non-operating pension expense related to a SIP at the education division.
Gain on Marketable Equity Securities, Net
The Company recognized $60.8 million and $98.7 million in net gains on marketable equity securities in 2020 and 2019, respectively.
Other Non-Operating Income (Expense)
The Company recorded total other non-operating income, net, of $214.5 million in 2020, compared to $32.4 million in 2019. The 2020 amounts included $213.3 million in net gains related to sales of businesses and contingent consideration; $4.2 million in fair value increases on cost method investments; $3.7 million gain on acquiring a controlling interest in an equity affiliate; $1.4 million net gain on sales of equity affiliates and other items; partially offset by $7.3 million in impairments on cost method investments; and $2.2 million in foreign currency losses. The 2019 non-operating income, net, included a $29.0 million gain on the sale of the Company’s interest in Gimlet Media; $5.1 million in fair value increases on cost method investments; and other items; partially offset by $1.1 million in foreign currency losses.
Provision for Income Taxes
The Company’s effective tax rate for 2020 was 26.3%. In 2020, the Company recorded income tax expense related to stock compensation of $2.9 million. Excluding this $2.9 million expense, the overall income tax rate for 2020 was 25.6%.
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
•an $11.8 million reduction to operating expenses from property, plant and equipment gains in connection with the spectrum repacking mandate of the FCC (after-tax impact of $9.1 million, or $1.70 per share);
•a $7.8 million fourth quarter intangible asset impairment charge at the television broadcasting division (after-tax impact of $6.0 million, or $1.12 per share);
•a $91.7 million fourth quarter settlement gain related to a retiree annuity pension purchase (after-tax impact of $66.9 million, or $12.50 per share);
•$6.6 million in expenses related to a non-operating SIP at the education division (after-tax impact of $5.1 million, or $0.95 per share);
•$98.7 million in net gains on marketable equity securities (after-tax impact of $74.0 million, or $13.82 per share);
•non-operating gain of $5.1 million from write-ups of cost method investments (after-tax impact of $3.9 million, or $0.73 per share);
•$29.0 million gain from the sale of Gimlet Media (after-tax impact of $21.7 million, or $4.06 per share);
•$1.1 million in non-operating foreign currency losses (after-tax impact of $0.8 million, or $0.15 per share); and
•$1.7 million in income tax benefits related to stock compensation ($0.32 per share).
Items included in the Company’s net income for 2018 are listed below:
•a $3.9 million reduction to operating expenses from property, plant and equipment gains in connection with the spectrum repacking mandate of the FCC (after-tax impact of $3.0 million, or $0.55 per share);
•a $7.9 million intangible asset impairment charge at the healthcare business (after-tax impact of $5.8 million, or $1.08 per share);
•$6.2 million in interest expense related to the settlement of a mandatorily redeemable noncontrolling interest ($1.14 per share);
•$11.4 million in debt extinguishment costs (after-tax impact of $8.6 million, or $1.60 per share);
•a $30.3 million fourth quarter settlement gain related to a bulk lump sum pension offering and curtailment gain related to changes in the Company’s postretirement healthcare benefit plan (after-tax impact of $22.2 million, or $4.11 per share);
•$15.8 million in net losses on marketable equity securities (after-tax impact of $12.6 million, or $2.33 per share);
•non-operating gain, net, of $6.7 million from sales, write-ups and impairments of cost method and equity method investments, and related to sales of land and businesses, including guarantor lease obligations (after-tax impact of $5.7 million, or $1.03 per share);
•a $4.3 million gain on the Kaplan University Transaction (after-tax impact of $1.8 million or $0.33 per share);
•$3.8 million in non-operating foreign currency losses (after-tax impact of $2.9 million, or $0.54 per share);
•a nonrecurring discrete $17.8 million deferred state tax benefit related to the release of valuation allowances ($3.31 per share); and
•$1.8 million in income tax benefits related to stock compensation ($0.33 per share).
Revenue for 2019 was $2,932.1 million, up 9% from $2,696.0 million in 2018 largely due to the acquisition of two automotive dealerships in January 2019 and the acquisition of CRG in July 2019. Revenues increased at the healthcare division and other businesses, partially offset by a decline at the television broadcasting and manufacturing divisions. Operating costs and expenses for the year increased to $2,787.6 million in 2019, from $2,449.8 million in 2018. Expenses in 2019 increased at other businesses, education and television broadcasting divisions, offset by decreases at manufacturing and healthcare. The Company reported operating income for 2019 of $144.5 million, compared to $246.2 million in 2018. Operating results declined at most of the Company’s divisions in 2019, with a large portion of the decline at television broadcasting due to significant political and Olympics-related revenue in 2018; this was partially offset by improvement at healthcare.

Division Results
Education
Education division revenue in 2019 totaled $1,451.8 million, flat from $1,451.0 million in 2018.
Kaplan reported operating income of $48.1 million for 2019, a 51% decrease from $97.1 million in 2018. In 2019, operating results decreased across all of Kaplan reporting units.
A summary of Kaplan’s operating results is as follows:

	Year Ended December 31
(in thousands)	2019	2018	% Change
Revenue
Kaplan international	$750,245	$719,982	4
Higher education	305,672	342,085	(11)
Supplemental education	388,814	390,289	0
Kaplan corporate and other	9,480	1,142	—
Intersegment elimination	(2,461)	(2,483)	—
	$1,451,750	$1,451,015	0
Operating Income (Loss)
Kaplan international	$42,129	$70,315	(40)
Higher education	13,960	15,217	(8)
Supplemental education	34,487	47,704	(28)
Kaplan corporate and other	(26,891)	(26,702)	(1)
Amortization of intangible assets	(14,915)	(9,362)	(59)
Impairment of long-lived assets	(693)	—	—
Intersegment elimination	(5)	(36)	—
	$48,072	$97,136	(51)
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
In 2017, HMRC raised assessments against Kaplan UK Pathways for VAT relating to 2014 to 2017, which were paid by Kaplan. Kaplan challenged these assessments and the Company believes it has met all requirements under U.K. VAT law and is entitled to recover the amounts from assessments and subsequent payments through December 31, 2019. Due to developments in the case, in the third quarter of 2019, the Company recorded a full provision against a receivable to expense, of which £14.1 million ($17.1 million) relates to years 2014 to 2018. The Company recorded additional annual VAT expense at the UK Pathways business of approximately $6.0 million related to this matter for 2019.
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
Supplemental Education includes Kaplan’s standardized test preparation, domestic professional and other continuing education businesses. In May 2018, Supplemental Education acquired Professional Publications, Inc. (PPI), an independent publisher of professional licensing exam review materials that provides engineering, surveying, architecture, and interior design licensure exam review products. In July 2018, Supplemental Education acquired College for Financial Planning (CFFP), a provider of financial education and training to individuals through programs of study for professionals pursuing a career in Financial Planning. In September 2018, Supplemental Education acquired the test preparation and study guide assets of Barron’s Educational Series, a New York-based education publishing company.
Supplemental Education’s revenue was flat in 2019 compared to 2018 due to declines in retail comprehensive test preparation programs, mostly offset by revenues from the 2018 acquisitions of Barron’s, PPI and CFFP. Operating losses for the new economy skills training programs were $4.0 million and $3.6 million for 2019 and 2018, respectively. Excluding losses from the new economy skills training programs, operating results were down in 2019 due primarily to revenue declines in retail comprehensive test preparation programs and increased spending on sales, marketing and technology, offset by income from PPI and CFFP.
In the second quarter of 2019, the Company approved a SIP to reduce the number of employees at Supplemental Education and Higher Education. In connection with the SIP, the Company recorded $6.6 million in non-operating pension expense in the second quarter of 2019.
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
GHG provides home health and hospice services in three states. Healthcare revenues increased 8% in 2019, largely due to patient growth in both home health and hospice. The improvement in GHG operating results in 2019 is due to increased revenues and the absence of integration costs and other overall cost reduction. In the third quarter of 2018, GHG recorded a $7.9 million intangible asset impairment charge related to the Celtic trademark, which was phased out in the second half of 2018.
In December 2019, GHG acquired a 75% interest in CSI Pharmacy Holding Company, LLC, a Wake Village, TX-based company, which coordinates the prescriptions and nursing care for patients receiving in-home infusion treatments.
Other Businesses
On July 31, 2019, the Company acquired Clyde’s Restaurant Group. At the date of acquisition, CRG owned and operated thirteen restaurants and entertainment venues in the Washington, D.C. metropolitan area, including Old Ebbitt Grill and The Hamilton. CRG is managed by its existing management team as a wholly-owned subsidiary of the Company.
On January 31, 2019, the Company acquired two automotive dealerships, Lexus of Rockville and Honda of Tysons Corner, from Sonic Automotive. The Company also announced it had entered into an agreement with Christopher J. Ourisman, a member of the Ourisman Automotive Group family of dealerships. Mr. Ourisman and his team of industry professionals operate and manage the dealerships. In the fourth quarter of 2019, the Company and Mr. Ourisman commenced operations at a new Jeep automotive dealership, which began generating sales in January 2020 as Ourisman Jeep of Bethesda. Mr. Ourisman and his team are also operating and managing this new dealership. The Company holds a 90% stake in all three dealerships.
Revenues from other businesses increased due mostly to the automotive dealership and CRG acquisitions. Operating results for the automotive dealerships and CRG were both positive for 2019, although results were adversely impacted by transaction and transition expenses. Automotive results were also adversely impacted by start-up costs for the new Jeep dealership.
In the third quarter of 2018, SocialCode acquired Marketplace Strategy, a Cleveland-based Amazon sales acceleration agency. SocialCode’s revenue increased 7% in 2019. SocialCode reported an operating loss of $3.3 million in 2019, compared to an operating loss of $1.1 million in 2018. SocialCode’s operating results included a credit of $0.3 million related to phantom equity plans in 2019; whereas 2018 results included a credit of $7.1 million related to phantom equity plans in 2018. Excluding the amounts related to phantom equity plans for the relevant periods, SocialCode’s results improved in 2019, largely due to cost reductions.
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
The Company’s effective tax rate for 2018 was 16.1%. In the third quarter of 2018, the Company recorded a $17.8 million deferred state tax benefit related to the release of valuation allowances. Excluding this $17.8 million benefit and income tax benefit related to stock compensation of $1.8 million recorded in the first quarter of 2018, the overall income tax rate for 2018 was 22.2%.
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
FINANCIAL CONDITION: LIQUIDITY AND CAPITAL RESOURCES
The Company considers the following when assessing its liquidity and capital resources:

	As of December 31
(In thousands)	2020	2019
Cash and cash equivalents	$413,991	$200,165
Restricted cash	9,063	13,879
Investments in marketable equity securities and other investments	587,582	599,967
Total debt	512,555	512,829
Cash generated by operations is the Company’s primary source of liquidity. The Company maintains investments in a portfolio of marketable equity securities, which is considered when assessing the Company’s sources of liquidity. An additional source of liquidity includes the undrawn portion of the Company’s $300 million five-year revolving credit facility, amounting to $225.3 million at December 31, 2020.
In March 2020, the U.S. government enacted legislation, including the CARES Act to provide stimulus in the form of financial aid to businesses affected by the COVID-19 pandemic. Under the CARES Act, employers may defer the payment of the employer share of FICA taxes due for the period beginning on March 27, 2020, and ending December 31, 2020. As of December 31, 2020, the Company has deferred $21.5 million of FICA payments under this program, of which 50% is due by December 31, 2021 and the remaining balance due by December 31, 2022.
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
Governments in other jurisdictions where the Company operates also provided relief to businesses affected by the COVID-19 pandemic in the form of job retention schemes, payroll assistance, deferral of income and other tax payments, and loans. As of December 31, 2020, Kaplan has recorded benefits totaling $12.2 million related to job retention and payroll schemes, mostly at Kaplan International. Additionally, Kaplan deferred VAT and other tax payments in the U.K. and Ireland amounting to $4.5 million as of December 31, 2020.
During 2020, the Company’s cash and cash equivalents increased by $213.8 million, due largely to cash generated from operations and the proceeds from the sale of Megaphone and marketable equity securities. The increase was offset by the repurchase of common shares, payment of dividends, capital expenditures and the acquisition of three businesses and other investments. In 2020, the Company’s borrowings decreased by $0.3 million primarily due to net repayments of borrowings, partially offset by foreign currency translation adjustments.
As of December 31, 2020 and 2019, the Company had money market investments of $268.8 million and $45.2 million, respectively, that are included in cash and cash equivalents. At December 31, 2020, the Company held approximately $134 million in cash and cash equivalents in businesses domiciled outside the U.S., of which approximately $8 million is not available for immediate use in operations or for distribution. Additionally, Kaplan’s business operations outside the U.S. retain cash balances to support ongoing working capital requirements, capital expenditures, and regulatory requirements. As a result, the Company considers a significant portion of the cash and cash equivalents balance held outside the U.S. as not readily available for use in U.S. operations.
At December 31, 2020, the fair value of the Company’s investments in marketable equity securities was $573.1 million, which includes investments in the common stock of six publicly traded companies. During 2020, the Company sold marketable equity securities that generated proceeds of $93.8 million. At December 31, 2020, the unrealized gain related to the Company’s investments totaled $340.3 million.
The Company had working capital of $824.5 million and $621.6 million at December 31, 2020 and 2019, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments.
At December 31, 2020 and 2019, the Company had borrowings outstanding of $512.6 million and $512.8 million, respectively. The Company’s borrowings at December 31, 2020 were mostly from $400.0 million of 5.75% unsecured notes due June 1, 2026, £55 million in outstanding borrowings under the Company’s revolving credit facility and a commercial note of $25.3 million at the Automotive subsidiary. The Company’s borrowings at December 31, 2019 were mostly from $400.0 million of 5.75% unsecured notes due June 1, 2026, £60 million in outstanding borrowings under the Kaplan Credit Agreement and a commercial note of $27.5 million at the Automotive subsidiary. The interest on $400.0 million of 5.75% unsecured notes is payable semiannually on June 1 and December 1.
During 2020 and 2019, the Company had average borrowings outstanding of approximately $512.4 million and $500.6 million, respectively, at average annual interest rates of approximately 5.1%. The Company incurred net interest expense of $34.4 million and $23.6 million, respectively, during 2020 and 2019. Included in the 2020 interest expense is an amount of $8.5 million to adjust the fair value of the mandatorily redeemable noncontrolling interest (see Note 11).
On April 10, 2020, Moody’s affirmed the Company’s credit ratings, but revised the outlook from Stable to Negative. On April 27, 2020, Standard & Poor’s downgraded the Company’s credit rating to BB and revised the outlook from Stable to Negative.
The Company’s current credit ratings are as follows:

	Moody’s	Standard & Poor’s
Long-term	Ba1	BB
The Company expects to fund its estimated capital needs primarily through existing cash balances and internally generated funds and, to a lesser extent, borrowings under its revolving credit facility. As of December, 31, 2020, the Company had $74.7 million outstanding under the $300 million revolving credit facility, which borrowing was used to repay the £60 million Kaplan U.K. credit facility that matured at the end of June 2020. In management’s opinion, the Company will have sufficient financial resources to meet its business requirements in the next 12 months, including working capital requirements, capital expenditures, interest payments, potential acquisitions and strategic investments, dividends and stock repurchases.

In summary, the Company’s cash flows for each period were as follows:

	Year Ended December 31
(In thousands)	2020	2019	2018
Net cash provided by operating activities	$210,663	$165,164	$287,019
Net cash provided by (used in) investing activities	199,371	(236,735)	(230,964)
Net cash (used in) provided by financing activities	(204,002)	18,734	(192,359)
Effect of currency exchange rate change	2,978	2,766	(7,147)
Net increase (decrease) in cash and cash equivalents and restricted cash	$209,010	$(50,071)	$(143,451)
Operating Activities. Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. The Company’s net cash flow provided by operating activities were as follows:

	Year Ended December 31
(In thousands)	2020	2019	2018
Net Income	$299,968	$327,879	$271,408
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and goodwill and other long-lived asset impairment	161,207	121,648	112,245
Amortization of lease right-of-use asset	89,956	84,185	—
Net pension benefit, settlement, early retirement and special separation benefit expense	(41,573)	(137,909)	(100,948)
Debt extinguishment costs	—	—	10,563
Other non-cash activities	(229,134)	(34,714)	(877)
Change in operating assets and liabilities	(69,761)	(195,925)	(5,372)
Net Cash Provided by Operating Activities	$210,663	$165,164	$287,019
Net cash provided by operating activities consists primarily of cash receipts from customers, less disbursements for costs, benefits, income taxes, interest and other expenses.
For 2020 compared to 2019, the increase in net cash provided by operating activities is primarily due to changes in operating assets and liabilities. Changes in operating assets and liabilities were driven by the collection of accounts receivable, the advance received by GHG under the expanded Medicare Accelerated and Advanced Payment Program as modified by the CARES Act, and the deferral of FICA payments under the CARES Act.
For 2019 compared to 2018, decrease in net cash provided by operating activities is primarily due to lower operating income and changes in operating assets and liabilities. Changes in operating assets and liabilities were driven by accounts receivable, partially offset by deferred revenue.
Investing Activities. The Company’s net cash flow provided by (used in) investing activities were as follows:

	Year Ended December 31
(In thousands)	2020	2019	2018
Investments in certain businesses, net of cash acquired	$(20,080)	$(179,421)	$(111,546)
Purchases of property, plant and equipment	(69,591)	(93,504)	(98,192)
Net proceeds from sales of marketable equity securities	73,771	11,804	24,082
Investments in equity affiliates, cost method and other investments	(12,367)	(27,529)	(11,702)
Net proceeds (payments) from sales of businesses, property, plant and equipment and other assets	225,570	54,495	(10,344)
Other	2,068	(2,580)	(23,262)
Net Cash Provided by (Used in) Investing Activities	$199,371	$(236,735)	$(230,964)
Acquisitions. During 2020, the Company acquired three businesses: two small businesses in its education division and an additional interest in Framebridge, Inc., which is included in other businesses. The Framebridge purchase price included $53.4 million in deferred payments and contingent consideration based on the acquiree achieving certain revenue milestones in the future. During 2019, the Company acquired eight businesses: one in education, three in healthcare, one in manufacturing, and three in other businesses for $211.8 million in cash and contingent consideration and the assumption of $25.8 million in floor plan payables. During 2018, the Company acquired eight businesses: five in education, one in manufacturing, one in healthcare, and one in other businesses for $121.1 million in cash and contingent consideration.
Capital Expenditures. The 2020 capital expenditures are significantly lower than 2019 and 2018 primarily due to the completion of the construction of an academic and student residential facility in connection with Kaplan’s Pathways program in Liverpool, U.K. All periods include capital expenditures in connection with spectrum repacking at the Company’s television stations in Detroit, MI, Jacksonville, FL, and Roanoke, VA, as mandated by the FCC; these spectrum repacking expenditures are expected to be largely reimbursed to the Company by the FCC. The amounts reflected in the Company’s Statements of Cash Flows are based on cash payments made during the relevant periods, whereas the Company’s capital expenditures for 2020, 2019 and 2018 disclosed in Note 19 to the Consolidated Financial Statements include assets acquired during the year. The Company is also postponing noncritical capital expenditures originally planned for 2020 to preserve cash resources in response to the COVID-19 pandemic. The Company estimates that its capital expenditures will be in the range of $55 million to $65 million in 2021.
Net Proceeds from Sales of Investments and Businesses. In December 2020, the Company completed the sale of Megaphone; the total net proceeds from the sale were $223.0 million. In November 2019, Kaplan UK completed the sale of a small business which was included in Kaplan International. The Company sold its interest in Gimlet Media during February 2019; the total proceeds from the sale were $33.5 million. In February 2018, Kaplan completed the sale of a small business which was included in Supplemental Education. In September 2018, Kaplan Australia completed the sale of a small business which was included in Kaplan International.
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
Financing Activities. The Company’s net cash flow used in financing activities were as follows:

	Year Ended December 31
(In thousands)	2020	2019	2018
(Repayments) Issuance of borrowings and early redemption premium	$(81,276)	$32,548	$(17,159)
Net borrowing under revolving credit facilities	76,241	—	—
Net proceeds from vehicle floor plan payable	(14,160)	14,384	—
Common shares repurchased	(161,829)	(2,103)	(118,030)
Dividends paid	(29,970)	(29,553)	(28,617)
Other	6,992	3,458	(28,553)
Net Cash (Used in) Provided by Financing Activities	$(204,002)	$18,734	$(192,359)
Borrowings and Vehicle Floor Plan Payable. In 2020, the Company borrowed £60 million against the $300 million revolving credit facility and used the proceeds to repay the £60 million outstanding balance under the Kaplan Credit Agreement that matured at the end of June 2020. The Company repaid £5 million of these borrowings in the fourth quarter of 2020. In 2019, the Company had cash inflows from borrowings to fund the acquisition of two businesses at Automotive and Healthcare and used floor vehicle plan financing to fund the purchase of new vehicles at its Automotive subsidiary. The Company’s net outflow in 2018 was the result of the redemption of its $400 million of 7.25% notes, which included $11.4 million in debt extinguishment costs due to the early termination, in addition to repayments of other borrowings.
Common Stock Repurchases. During 2020, 2019, and 2018, the Company purchased a total of 406,112, 3,392, and 199,023 shares, respectively, of its Class B common stock at a cost of approximately $161.8 million, $2.1 million, and $118.0 million, respectively. On September 10, 2020, the Board of Directors authorized the Company to acquire up to 500,000 shares of its Class B common stock. The Company did not announce a ceiling price or time limit for the purchases. At December 31, 2020, the Company had remaining authorization from the Board of Directors to purchase up to 364,151 shares of Class B common stock.
Dividends. The annual dividend rate per share was $5.80, $5.56 and $5.32 in 2020, 2019 and 2018, respectively.
Other. In 2020, the Company received $25.1 million in proceeds from the exercise of stock options. In March 2019, a Hoover minority shareholder put some shares to the Company, which had a redemption value of $0.6 million. In June 2018, the Company incurred $6.2 million of interest expense related to the mandatorily redeemable noncontrolling interest redemption settlement at GHG; the mandatorily redeemable noncontrolling interest was redeemed and paid in July 2018 for $16.5 million.

Contractual Obligations. The following reflects a summary of the Company’s contractual obligations as of December 31, 2020:

(in thousands)	2021	2022	2023	2024	2025	Thereafter	Total
Debt and interest	$30,157	$32,256	$104,876	$34,327	$27,722	$423,627	$652,965
Operating leases	106,994	88,721	71,003	57,310	45,968	280,837	650,833
Programming purchase commitments (1)	8,592	8,355	4,667	177	26	18	21,835
Other purchase obligations (2)	108,503	50,168	15,253	9,632	6,831	18,589	208,976
Long-term liabilities (3)	2,993	2,915	2,803	2,634	2,505	11,799	25,649
Total	$257,239	$182,415	$198,602	$104,080	$83,052	$734,870	$1,560,258
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
Revenue Recognition, Trade Accounts Receivable and Allowance for Credit Losses. Education revenue is primarily derived from postsecondary education services, professional education and test preparation services. Revenue, net of any refunds, corporate discounts, scholarships and employee tuition discounts is recognized ratably over the instruction period or access period for higher education and supplemental education services.
At Kaplan International and Kaplan Supplemental Education, estimates of average student course length are developed for each course, along with estimates for the anticipated level of student drops and refunds from test performance guarantees, and these estimates are evaluated on an ongoing basis and adjusted as necessary. As Kaplan’s businesses and related course offerings have changed, including more online programs, the complexity and significance of management’s estimates have increased.
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
The support fee and reimbursement for KHE support costs are entirely dependent on the availability of cash at the end of Purdue Global’s fiscal year (June 30), and therefore, all consideration in the contract is variable. The Company uses significant judgment to forecast the operating results of Purdue Global, the availability of cash at the end of each fiscal year, and the consideration it expects to receive from Purdue Global annually. Key assumptions used in the forecast model include student census and degree enrollment data, Purdue Global and KHE expenses, changes to working capital, contractually stipulated minimum payments, and lead conversion rates. The forecast is updated as uncertainties are resolved. The Company reviews and updates the assumptions regularly, as a significant change in one or more of these estimates could affect revenue recognized. Changes to the estimated variable consideration were not material for the year ended December 31, 2020.
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
Accounts receivable have been reduced by an allowance that reflects the current expected credit losses associated with the receivables. This estimated allowance is based on historical write-offs, current macroeconomic conditions, reasonable and supportable forecasts of future economic conditions and management’s evaluation of the financial condition of the customer. The Company generally considers an account past due or delinquent when a student or customer misses a scheduled payment. The Company writes off accounts receivable balances deemed uncollectible against the allowance for credit losses following the passage of a certain period of time, or generally when the account is turned over for collection to an outside collection agency.
Goodwill and Other Intangible Assets.  The Company has a significant amount of goodwill and indefinite-lived intangible assets that are reviewed at least annually for possible impairment.

	As of December 31
(in millions)	2020	2019
Goodwill and indefinite-lived intangible assets	$1,605.2	$1,528.5
Total assets	6,444.1	5,931.2
Percentage of goodwill and indefinite-lived intangible assets to total assets	25%	26%
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
In the first quarter of 2020, as a result of the uncertainty and challenging operating environment created by the COVID-19 pandemic, the Company performed an interim review of the carrying value of goodwill at the CRG reporting unit and recorded a $6.9 million goodwill impairment charge. The Company estimated the fair value of the reporting unit by utilizing a discounted cash flow model. The Company made estimates and assumptions regarding future cash flows, discount rates and long-term growth rates to determine the reporting unit’s estimated fair value. The carrying value of the CRG reporting unit exceeded the estimated fair value, resulting in a goodwill impairment charge for the amount by which the carrying value exceeded the estimated fair value. Following the impairment, CRG has no remaining goodwill balance. CRG is included in other businesses.

The Company had 18 reporting units as of December 31, 2020. The reporting units with significant goodwill balances as of December 31, 2020, were as follows, representing 88% of the total goodwill of the Company:

(in millions)	Goodwill
Education
Kaplan international	$634.7
Higher education	63.2
Supplemental education	154.2
Television broadcasting	190.8
Healthcare	98.4
Hoover	91.3
Dekko	74.4
Total	$1,307.0
As of November 30, 2020, in connection with the Company’s annual impairment testing, the Company decided to perform the quantitative goodwill impairment process at all of the reporting units with the exception of Framebridge, for which it performed a qualitative assessment. The Company’s policy requires the performance of a quantitative impairment review of the goodwill at least once every three years. The Company used a discounted cash flow model, and, where appropriate, a market value approach was also utilized to supplement the discounted cash flow model to determine the estimated fair value of its reporting units. The Company made estimates and assumptions regarding future cash flows, discount rates, long-term growth rates and market values to determine each reporting unit’s estimated fair value. The methodology used to estimate the fair value of the Company’s reporting units on November 30, 2020, was consistent with the one used during the 2019 annual goodwill impairment test.
The Company made changes to certain of its assumptions utilized in the discounted cash flow models for 2020 compared with the prior year to take into account changes in the economic environment, regulations and their impact on the Company’s businesses. The key assumptions used by the Company were as follows:
•    Expected cash flows underlying the Company’s business plans for the periods 2021 through 2025 were used. The Company used expected cash flows for the periods 2021 through 2030 for the Hoover reporting unit. The expected cash flows took into account historical growth rates, the effect of the changed economic outlook at the Company’s businesses, industry challenges and an estimate for the possible impact of any applicable regulations.
•    Cash flows beyond 2025 were projected to grow at a long-term growth rate, which the Company estimated between 1.5% and 3% for each reporting unit.
•    The Company used a discount rate of 9% to 16.5% to risk adjust the cash flow projections in determining the estimated fair value.
The fair value of each of the reporting units exceeded its respective carrying value as of November 30, 2020.
The estimated fair values of the Hoover and Dekko reporting units at the manufacturing businesses exceeded their carrying values by a margin less than 25% following a decrease in their estimated fair values compared with the prior year. The total goodwill at these reporting units was $165.7 million as of December 31, 2020, or 11% of the total goodwill of the Company. There exists a reasonable possibility that a decrease in the assumed projected cash flows or long-term growth rate, or an increase in the discount rate assumption used in the discounted cash flow model of these reporting units, could result in an impairment charge.
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
The Company’s intangible assets with an indefinite life are principally from trade names, franchise rights and FCC licenses. In the first quarter of 2020, the Company recorded indefinite-lived intangible asset impairment charges of $9.5 million related to the franchise rights at the automotive dealership and the trade names at CRG. The fair value of the indefinite-lived intangible assets exceeded their respective carrying values as of November 30, 2020. There is always a possibility that impairment charges could occur in the future, given the inherent variability in projecting future operating performance. Additional COVID-19 disruptions could result in future adverse changes in projections for future operating results or other key assumptions, such as projected revenue, profit margin, capital expenditures or cash flows associated with fair value estimates and could lead to additional future impairments, which could be material.
Pension Costs.  The Company sponsors a defined benefit pension plan for eligible employees in the U.S. Excluding curtailment gains, settlement gains and special termination benefits, the Company’s net pension credit was $55.4 million, $52.7 million and $74.0 million for 2020, 2019 and 2018, respectively. The Company’s pension benefit obligation and related credits are actuarially determined and are impacted significantly by the Company’s assumptions related to future events, including the discount rate, expected return on plan assets and rate of compensation increases. The Company evaluates these critical assumptions at least annually and, periodically, evaluates other assumptions involving demographic factors, such as retirement age, mortality and turnover, and updates them to reflect its experience and expectations for the future. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.
The Company assumed a 6.25% expected return on plan assets for 2020, 2019 and 2018. The Company’s actual return (loss) on plan assets was 25.4% in 2020, 23.9% in 2019 and (2.5)% in 2018. The 10-year and 20-year actual returns on plan assets on an annual basis were 12.8% and 9.4%, respectively.
Accumulated and projected benefit obligations are measured as the present value of future cash payments. The Company discounts those cash payments using the weighted average of market-observed yields for high-quality fixed-income securities with maturities that correspond to the payment of benefits. Lower discount rates increase present values and generally increase subsequent-year pension costs; higher discount rates decrease present values and decrease subsequent-year pension costs. The Company’s discount rate at December 31, 2020, 2019 and 2018, was 2.5%, 3.3% and 4.3%, respectively, reflecting market interest rates.
Changes in key assumptions for the Company’s pension plan would have had the following effects on the 2020 pension credit, excluding curtailment gains, settlement gains and special termination benefits:
•    Expected return on assets – A 1% increase or decrease to the Company’s assumed expected return on plan assets would have increased or decreased the pension credit by approximately $18.2 million.
•    Discount rate – A 1% decrease to the Company’s assumed discount rate would have increased the pension credit by approximately $5.8 million. A 1% increase to the Company’s assumed discount rate would have decreased the pension credit by approximately $4.7 million.
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
Amortization of the unrecognized actuarial gain or loss is included as a component of pension credit for a year if the magnitude of the net unamortized gain or loss in accumulated other comprehensive income exceeds 10% of the greater of the benefit obligation or the market-related value of assets (10% corridor). The amortization component is equal to that excess divided by the average remaining service period of active employees expected to receive benefits under the plan. At the end of 2017, the Company had net unamortized actuarial gains in accumulated other comprehensive income subject to amortization outside the 10% corridor, and therefore, an amortized gain of $1.0 million was included in the pension credit for the first three months of 2018.
As a result of the Kaplan University transaction, the Company remeasured the accumulated and projected benefit obligations as of March 22, 2018, and recorded a curtailment gain. During the first three months there was an increase in the discount rate offset by pension asset losses that resulted in net unamortized actuarial gains in accumulated other comprehensive income subject to amortization outside the 10% corridor, and therefore, an amortized gain of $9.0 million was included in the pension credit for the last nine months of 2018. During the last nine months of 2018, there were significant pension asset losses offset by a further increase in the discount rate that resulted in no net unamortized actuarial gains in accumulated other comprehensive income subject to amortization outside the 10% corridor, and therefore, no amortized gain amount was included in the pension credit for 2019.
During 2019, there were significant pension asset gains offset by a decrease in the discount rate and the purchase of a group annuity contract that resulted in no net unamortized gains in accumulated other comprehensive income subject to amortization outside the 10% corridor, and therefore, no amortized gain amount was included in the pension credit for 2020.
During 2020, there were significant pension asset gains offset by a further decrease in the discount rate; however, the Company currently estimates that there will be net unamortized gains in accumulated other comprehensive income subject to amortization outside the 10% corridor, and therefore, an amortized gain amount of $11.6 million is included in the estimated pension credit for 2021.
Overall, the Company estimates that it will record a net pension credit of approximately $98 million in 2021.
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
As of December 31, 2020, the Company had state income tax net operating loss carryforwards of $875.0 million, which will expire at various future dates. Also at December 31, 2020, the Company had $71.4 million of non-U.S. income tax loss carryforwards, of which $39.5 million may be carried forward indefinitely; $10.9 million of losses that, if unutilized, will expire in varying amounts through 2025; and $21.0 million of losses that, if unutilized, will start to expire after 2025. At December 31, 2020, the Company has established approximately $47.2 million in total valuation allowances, primarily against deferred state tax assets, net of U.S. Federal income taxes, and non-U.S. deferred tax assets, as the Company believes that it is more likely than not that the benefit from certain state and non-U.S. net operating loss carryforwards and other deferred tax assets will not be realized. The Company has established valuation allowances against state income tax benefits recognized, without considering potentially offsetting deferred tax liabilities established with respect to prepaid pension cost and goodwill. Prepaid pension cost and goodwill have not been considered a source of future taxable income for realizing deferred tax benefits recognized since these temporary differences are not likely to reverse in the foreseeable future. However, certain deferred state tax assets have an indefinite life. As a result, the Company has considered deferred tax liabilities for prepaid pension cost and goodwill as a source of future taxable income for realizing those deferred state tax assets. The valuation allowances established against state and non-U.S. income tax benefits recorded may increase or decrease within the next 12 months, based on operating results, the market value of investment holdings or business and tax planning strategies; as a result, the Company is unable to estimate the potential tax impact, given the uncertain operating and market environment. The Company will be monitoring future operating results and projected future operating results on a quarterly basis to determine whether the valuation allowances provided against state and non-U.S. deferred tax assets should be increased or decreased, as future circumstances warrant. The Company’s education division released valuation allowances against state deferred tax assets of $20.0 million during 2018, as the education division generated positive operating results that support the realization of these deferred tax assets.
Uncertain Tax Positions
The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related to appeals or litigation processes based on the technical merits. The Company records a liability for the difference between the benefit recognized and measured for financial statement purposes and the tax position taken or expected to be taken on the Company’s tax return. Changes in the estimate are recorded in the period in which such termination is made. The Company expects that a $1.2 million federal tax benefit and a $0.7 million state tax benefit, net of $0.2 million federal tax expense, will reduce the effective tax rate in the future if recognized.
Recent Accounting Pronouncements.  See Note 2 to the Company’s Consolidated Financial Statements for a discussion of recent accounting pronouncements.

    REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Graham Holdings Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Graham Holdings Company and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, changes in common stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Goodwill Impairment Assessment – Hoover, Dekko, and Kaplan Test Preparation Reporting Units
As described in Notes 2, 9, and 19 to the consolidated financial statements, the Company’s consolidated goodwill balance was $1,484.8 million as of December 31, 2020. As disclosed by management, the goodwill associated with the Hoover and Dekko reporting units was $91.3 million and $74.4 million, respectively as of December 31, 2020. The Company changed the presentation of its segments in the fourth quarter of 2020. Prior to the combination, the Company performed an impairment review of the $64.7 million goodwill balance at the Kaplan Test Preparation (“KTP”) reporting unit. Management reviews goodwill for possible impairment at least annually, as of November 30, or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. As disclosed by management, an impairment charge is recognized for the amount by which the carrying value exceeds the reporting unit’s fair value. Management reviews the carrying value of goodwill utilizing a discounted cash flow model. To determine the estimated fair value of the reporting unit, management makes assumptions related to the expected cash flows, discount rate, and long-term growth rate.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments of the Hoover, Dekko, and KTP reporting units is a critical audit matter are (i) the significant judgment by management when developing the estimated fair value of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s estimates of expected cash flows and significant assumptions related to revenues, operating income margins, and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Company’s reporting units. These procedures also included, among others, testing management’s process for determining the fair value of the reporting units; evaluating the appropriateness of the discounted cash flow model; testing the completeness and accuracy of underlying data used in the model; and evaluating the reasonableness of significant assumptions related to revenues, operating income margins, and the discount rate. Evaluating management’s assumptions related to revenues and operating income margins involved evaluating whether the assumptions used were reasonable considering current and past performance of the reporting unit, relevant industry forecasts and macroeconomic conditions, consistency with external market and industry data, management’s historical forecasting accuracy, consistency with evidence obtained in other areas of the audit, and the Company’s objectives and strategies. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of the discount rate assumption.
/s/ PricewaterhouseCoopers LLP
McLean, Virginia
February 24, 2021
We have served as the Company’s auditor since 1946.

GRAHAM HOLDINGS COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
(in thousands, except per share amounts)	2020	2019	2018
Operating Revenues
Sales of services	$2,056,228	$2,111,035	$2,114,777
Sales of goods	832,893	821,064	581,189
	2,889,121	2,932,099	2,695,966
Operating Costs and Expenses
Cost of services sold	1,239,241	1,315,928	1,172,855
Cost of goods sold	672,865	632,318	413,779
Selling, general and administrative	715,401	717,659	750,926
Depreciation of property, plant and equipment	74,257	59,253	56,722
Amortization of intangible assets	56,780	53,243	47,414
Impairment of goodwill and other long-lived assets	30,170	9,152	8,109
	2,788,714	2,787,553	2,449,805
Income from Operations	100,407	144,546	246,161
Equity in earnings of affiliates, net	6,664	11,664	14,473
Interest income	3,871	6,151	5,353
Interest expense	(38,310)	(29,779)	(37,902)
Debt extinguishment costs	—	—	(11,378)
Non-operating pension and postretirement benefit income, net	59,315	162,798	120,541
Gain (loss) on marketable equity securities, net	60,787	98,668	(15,843)
Other income, net	214,534	32,431	2,103
Income Before Income Taxes	407,268	426,479	323,508
Provision for Income Taxes	107,300	98,600	52,100
Net Income	299,968	327,879	271,408
Net Loss (Income) Attributable to Noncontrolling Interests	397	(24)	(202)
Net Income Attributable to Graham Holdings Company Common Stockholders	$300,365	$327,855	$271,206
Per Share Information Attributable to Graham Holdings Company Common Stockholders
Basic net income per common share	$58.30	$61.70	$50.55
Basic average number of common shares outstanding	5,124	5,285	5,333
Diluted net income per common share	$58.13	$61.21	$50.20
Diluted average number of common shares outstanding	5,139	5,327	5,370
See accompanying Notes to Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31
(in thousands)	2020	2019	2018
Net Income	$299,968	$327,879	$271,408
Other Comprehensive Income (Loss), Before Tax
Foreign currency translation adjustments:
Translation adjustments arising during the year	31,642	5,371	(35,584)
Adjustment for sale of a business with foreign operations	—	2,011	—
	31,642	7,382	(35,584)
Pension and other postretirement plans:
Actuarial gain (loss)	365,164	231,104	(101,013)
Prior service (cost) credit	(69)	(5,725)	4,262
Amortization of net actuarial loss (gain) included in net income	1,219	(2,046)	(11,349)
Amortization of net prior service cost (credit) included in net income	2,680	(4,142)	(947)
Curtailments and settlements included in net income	—	(91,676)	(30,267)
	368,994	127,515	(139,314)
Cash flow hedges (loss) gain	(1,282)	(1,344)	551
Other Comprehensive Income (Loss), Before Tax	399,354	133,553	(174,347)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(99,335)	(34,087)	37,510
Other Comprehensive Income (Loss), Net of Tax	300,019	99,466	(136,837)
Comprehensive Income	599,987	427,345	134,571
Comprehensive loss (income) attributable to noncontrolling interests	397	(24)	(202)
Total Comprehensive Income Attributable to Graham Holdings Company	$600,384	$427,321	$134,369
See accompanying Notes to Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONSOLIDATED BALANCE SHEETS

	As of December 31
(In thousands, except share amounts)	2020	2019
Assets
Current Assets
Cash and cash equivalents	$413,991	$200,165
Restricted cash	9,063	13,879
Investments in marketable equity securities and other investments	587,582	599,967
Accounts receivable, net	537,156	624,216
Inventories and contracts in progress	120,622	120,834
Prepaid expenses	75,523	92,289
Income taxes receivable	29,313	10,735
Other current assets	942	1,400
Total Current Assets	1,774,192	1,663,485
Property, Plant and Equipment, Net	378,286	384,670
Lease Right-of-Use Assets	462,560	526,417
Investments in Affiliates	155,777	162,249
Goodwill, Net	1,484,750	1,388,279
Indefinite-Lived Intangible Assets	120,437	140,197
Amortized Intangible Assets, Net	204,646	233,481
Prepaid Pension Cost	1,708,305	1,292,350
Deferred Income Taxes	8,396	11,629
Deferred Charges and Other Assets	146,770	128,479
Total Assets	$6,444,119	$5,931,236

Liabilities and Equity
Current Liabilities
Accounts payable and accrued liabilities	$520,236	$507,701
Deferred revenue	331,021	355,156
Income taxes payable	5,140	4,121
Current portion of lease liabilities	86,797	92,714
Current portion of long-term debt	6,452	82,179
Total Current Liabilities	949,646	1,041,871
Accrued Compensation and Related Benefits	201,918	193,836
Other Liabilities	48,768	27,223
Deferred Income Taxes	521,274	427,372
Mandatorily Redeemable Noncontrolling Interest	9,240	829
Lease Liabilities	428,849	477,004
Long-Term Debt	506,103	430,650
Total Liabilities	2,665,798	2,598,785
Commitments and Contingencies (Note 18)
Redeemable Noncontrolling Interests	11,928	5,655
Preferred Stock, $1 par value; 977,000 shares authorized, none issued	—	—
Common Stockholders’ Equity
Common stock
Class A Common stock, $1 par value; 7,000,000 shares authorized; 964,001 shares issued and outstanding	964	964
Class B Common stock, $1 par value; 40,000,000 shares authorized; 19,035,999 shares issued; 4,018,832 and 4,348,236 shares outstanding	19,036	19,036
Capital in excess of par value	388,159	381,669
Retained earnings	6,804,822	6,534,427
Accumulated other comprehensive income, net of taxes
Cumulative foreign currency translation adjustment	9,754	(21,888)
Unrealized gain on pensions and other postretirement plans	595,287	325,921
Cash flow hedges	(1,727)	(738)
Cost of 15,017,167 and 14,687,763 shares of Class B common stock held in treasury	(4,056,993)	(3,920,152)
Total Common Stockholders’ Equity	3,759,302	3,319,239
Noncontrolling Interests	7,091	7,557
Total Equity	3,766,393	3,326,796
Total Liabilities and Equity	$6,444,119	$5,931,236
See accompanying Notes to Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
(In thousands)	2020	2019	2018
Cash Flows from Operating Activities
Net Income	$299,968	$327,879	$271,408
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and goodwill and other long-lived asset impairment	161,207	121,648	112,245
Amortization of lease right-of-use asset	89,956	84,185	—
Net pension benefit, settlement, and special separation benefit expense	(41,573)	(137,909)	(100,948)
(Gain) loss on marketable equity securities and cost method investments, net	(64,996)	(103,748)	4,180
Credit loss expense and provision for other receivables	10,667	22,726	10,209
Stock-based compensation expense, net	6,348	6,278	6,412
Contingent consideration accretion	2,895	—	—
Debt extinguishment costs	—	—	10,563
Foreign exchange loss	2,153	1,070	3,844
Net (gain) loss on sales and disposition of businesses	(209,787)	1,936	(8,157)
Net loss (gain) on sales or write-downs of an equity affiliate and cost method investments	1,210	(29,262)	(148)
Equity in earnings of affiliates, net of distributions	6,592	(2,678)	(10,606)
Provision for (benefit from) deferred income taxes	14,377	69,751	(7,123)
Net loss (gain) on sales or write-downs of property, plant and equipment	978	(1,020)	(1,642)
Change in operating assets and liabilities:
Accounts receivable, net	61,328	(53,602)	49,638
Inventories	3,786	(5,317)	(7,351)
Accounts payable and accrued liabilities	(32,714)	(47,069)	(44,892)
Deferred revenue	(25,728)	30,487	14,801
Income taxes receivable/payable	3,310	1,828	9,405
Other assets and other liabilities, net	(79,743)	(122,252)	(26,973)
Other	429	233	2,154
Net Cash Provided by Operating Activities	210,663	165,164	287,019
Cash Flows from Investing Activities
Net proceeds (payments) from sales of businesses, property, plant and equipment and other assets	225,570	54,495	(10,344)
Proceeds from sales of marketable equity securities	93,775	19,303	66,741
Purchases of property, plant and equipment	(69,591)	(93,504)	(98,192)
Investments in certain businesses, net of cash acquired	(20,080)	(179,421)	(111,546)
Purchases of marketable equity securities	(20,004)	(7,499)	(42,659)
Investments in equity affiliates, cost method and other investments	(12,367)	(27,529)	(11,702)
Return of investment in equity affiliates	506	920	4,799
Loans to related party and affiliate and advance related to Kaplan University transaction	—	(3,500)	(28,061)
Other	1,562	—	—
Net Cash Provided by (Used in) Investing Activities	199,371	(236,735)	(230,964)
Cash Flows from Financing Activities
Common shares repurchased	(161,829)	(2,103)	(118,030)
Repayments of borrowings and early redemption premium	(83,360)	(8,702)	(417,159)
Issuance of borrowings	2,084	41,250	400,000
Net borrowing under revolving credit facilities	76,241	—	—
Dividends paid	(29,970)	(29,553)	(28,617)
Proceeds from exercise of stock options	25,129	481	165
Net (repayments of) proceeds from vehicle floor plan payable	(14,160)	14,384	—
Purchase of noncontrolling interest and deferred payment of acquisition	(19,348)	(2,805)	(16,500)
Proceeds from (repayments of) bank overdrafts	1,636	(185)	(5,717)
Issuance of noncontrolling interest	—	6,000	—
Payments of financing costs	—	(33)	(6,501)
Other	(425)	—	—
Net Cash (Used in) Provided by Financing Activities	(204,002)	18,734	(192,359)
Effect of Currency Exchange Rate Change	2,978	2,766	(7,147)
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	209,010	(50,071)	(143,451)
Cash and Cash Equivalents and Restricted Cash at Beginning of Year	214,044	264,115	407,566
Cash and Cash Equivalents and Restricted Cash at End of Year	$423,054	$214,044	$264,115
Supplemental Cash Flow Information
Cash paid during the year for:
Income taxes	$91,000	$28,000	$54,000
Interest	$31,000	$30,000	$42,000
See accompanying Notes to Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY

(in thousands)	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
As of December 31, 2017	$964	$19,036	$370,700	$5,791,724	$535,555	$(3,802,834)	$—	$2,915,145	$4,607
Net income for the year				271,408				271,408
Net income attributable to redeemable noncontrolling interests				(202)				(202)	202
Change in redemption value of redeemable noncontrolling interests			413					413	(413)
Dividends paid on common stock				(28,617)				(28,617)
Repurchase of Class B common stock						(118,030)		(118,030)
Issuance of Class B common stock, net of restricted stock award forfeitures			(340)			(1,145)		(1,485)
Amortization of unearned stock compensation and stock option expense			8,064					8,064
Other comprehensive loss, net of income taxes					(136,837)			(136,837)
Cumulative effect of accounting change				201,812	(194,889)			6,923
Other								—	(50)
As of December 31, 2018	964	19,036	378,837	6,236,125	203,829	(3,922,009)	—	2,916,782	4,346
Net income for the year				327,879				327,879
Issuance of noncontrolling interest							6,556	6,556
Acquisition of redeemable noncontrolling interest								—	1,715
Net loss attributable to noncontrolling interest				152			(152)	—
Acquisition of noncontrolling interest							1,153	1,153
Net income attributable to redeemable noncontrolling interest				(176)				(176)	176
Change in redemption value of redeemable noncontrolling interests			32					32	(32)
Dividends paid on common stock				(29,553)				(29,553)
Repurchase of Class B common stock						(2,103)		(2,103)
Issuance of Class B common stock, net of restricted stock award forfeitures			(3,721)			3,960		239
Amortization of unearned stock compensation and stock option expense			6,521					6,521
Other comprehensive income, net of income taxes					99,466			99,466
Purchase of redeemable noncontrolling interest								—	(550)
As of December 31, 2019	964	19,036	381,669	6,534,427	303,295	(3,920,152)	7,557	3,326,796	5,655
Net income for the year				299,968				299,968
Net loss attributable to noncontrolling interest				386			(386)	—
Acquisition of redeemable noncontrolling interest								—	6,005
Net loss attributable to redeemable noncontrolling interests				11				11	(11)
Change in redemption value of redeemable noncontrolling interests							273	273	279
Distribution to noncontrolling interest							(353)	(353)
Dividends paid on common stock				(29,970)				(29,970)
Repurchase of Class B common stock						(161,829)		(161,829)
Issuance of Class B common stock, net of restricted stock award forfeitures			(411)			24,988		24,577
Amortization of unearned stock compensation and stock option expense			6,901					6,901
Other comprehensive income, net of income taxes					300,019			300,019
As of December 31, 2020	$964	$19,036	$388,159	$6,804,822	$603,314	$(4,056,993)	$7,091	$3,766,393	$11,928
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
Education—Kaplan, Inc. provides an extensive range of educational services for students and professionals. Kaplan’s various businesses comprise three categories: Kaplan International, Higher Education (KHE) and Supplemental Education.
Media—The Company’s diversified media operations comprise television broadcasting, several websites and print publications, podcast content and a marketing solutions provider.
Television broadcasting. As of December 31, 2020, the Company owned seven television stations located in Houston, TX; Detroit, MI; Orlando, FL; San Antonio, TX; Roanoke, VA; and two stations in Jacksonville, FL. All stations are network-affiliated except for WJXT in Jacksonville, FL.
Manufacturing—The Company’s manufacturing businesses include Hoover, Dekko, Joyce/Dayton and Forney.
Other—The Company’s other business operations include automotive dealerships, restaurants and entertainment venues, custom framing services and home health and hospice services.
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
Reclassifications.  Certain amounts in previously issued financial statements have been reclassified to conform with the presentation for the year ended December 31, 2020. The Company disaggregated its operating revenues into sales of services and sales of goods, and also disaggregated the corresponding operating costs into cost of services sold and cost of goods sold. Additionally, the Company reclassified $75.0 million and $100.8 million from cost of services and goods sold (previously operating) to selling, general and administrative in the Consolidated Statement of Operations for the years ended December 31, 2019 and 2018, respectively.
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
The Company assessed certain accounting matters that generally require consideration of forecasted financial information, in context with the information reasonably available to the Company and the unknown future impacts of the novel coronavirus (COVID-19) pandemic as of December 31, 2020 and through the date of this filing. The accounting matters assessed included, but were not limited to, the Company’s carrying value of goodwill and other long-lived assets, allowance for doubtful accounts, inventory valuation and related reserves, fair value of financial assets, valuation allowances for tax assets and revenue recognition. Other than the goodwill, indefinite-lived asset and other long-lived asset impairment charges (see Notes 9, 12 and 19), there were no other impacts to the Company’s consolidated financial statements as of and for the year ended December 31, 2020 resulting from our assessments. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods.
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
Allowance for Credit Losses. Accounts receivable have been reduced by an allowance that reflects the current expected credit losses associated with the receivables. The current expected credit losses are estimated based on historical write-offs, current macroeconomic conditions and reasonable and supportable forecasts of future economic conditions. Reserves are also established against specific receivables based on aging category, historical collection experience and management’s evaluation of the financial condition of the customer. The Company generally considers an account past due or delinquent when a student or customer misses a scheduled payment. The Company writes off accounts receivable balances deemed uncollectible against the allowance for credit losses following the passage of a certain period of time, or generally when the account is turned over for collection to an outside collection agency.
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
Education Revenue. Education revenue is primarily derived from postsecondary education and supplementary education services provided both domestically and abroad. Generally, tuition and other fees are paid upfront and recorded in deferred revenue in advance of the date when education services are provided to the student. In some instances, installment billing is available to students, which reduces the amount of cash consideration received in advance of performing the service. The contractual terms and conditions associated with installment billing indicate that the student is liable for the total contract price; therefore, mitigating the Company’s exposure to losses associated with nonpayment. The Company determined the installment billing does not represent a significant financing component.
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
Kaplan Supplemental Education. Supplemental Education offers test preparation services and materials to students, as well as professional training and exam preparation for professional certifications and licensures to students. Generally Supplemental Education contracts consist of multiple performance obligations as promises for these services are distinct within the context of the contract. The transaction price is stated in the contract and known at the time of contract inception, therefore no variable consideration exists. Revenue is allocated to each performance obligation based on its standalone selling price. Supplemental Education generally determines standalone selling prices based on the prices charged to students and professionals. Any discounts within the contract are allocated across all performance obligations unless observable evidence exists that the discount relates to a specific performance obligation in the contract.
Supplemental Education services revenue is recognized ratably over the period of access to the education materials. An estimate of the average access period is developed for each course, and this estimate is evaluated on an ongoing basis and adjusted as necessary. The time elapsed method, an input measure, is used as it best depicts the simultaneous consumption and availability of access to the services. Revenue associated with distinct course materials is recognized at the point in time when control transfers to the student, generally when products are delivered to the student.
Supplemental Education offers a guarantee on certain courses that gives students the ability to repeat a course if they are not satisfied with their exam score. The Company accounts for this guarantee as a separate performance obligation.
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
The Company recognizes revenue when or as control transfers to the customer. Some manufacturing revenue is recognized ratably over the manufacturing period, if the product created for the customer does not have an alternative use to the Company and the Company has an enforceable right to payment for performance completed to date. The determination of the method by which the Company measures its progress toward the satisfaction of its performance obligations requires judgment. The Company measures its progress for these products using the units delivered method, an output measure. These arrangements represented 23%, 28% and 27% of the manufacturing revenue recognized for the years ended December 31, 2020, 2019 and 2018, respectively.
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
The Centers for Medicare and Medicaid Services released a revised reimbursement structure under the Patient Driven Groupings Model (PDGM) for Medicare claims for home healthcare services effective for new and modified revenue contracts beginning on or after January 1, 2020. Home health services contracts generally have one performance obligation to provide home health services to patients. Under the PDGM model, the Company recognizes revenue using the right to invoice practical expedient, an output method, as the contractual right to revenue corresponds directly with the transfer of services to the patient. Given the election of the practical expedient, the Company does not determine the transaction price or allocate any variable consideration at contract inception. Rather, the Company recognizes revenue commensurate with the amount to which it has the right to invoice the customer, which is a function of the average length of stay within each of the two 30 day payment periods. Payment is typically received from Medicare within 30 days after a claim is filed. Medicare is the most common third-party payor for home health services.
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
Hospice services contracts generally have one performance obligation to provide healthcare services to patients. The transaction price reflects the amount of revenue the Company expects to receive in exchange for providing these services. As the transaction price for healthcare services is known at the time of contract inception, no variable consideration exists. Hospice service revenue is recognized ratably over the period of care. The Company generally uses the time-elapsed method, an input measure as it best depicts the simultaneous delivery and consumption of healthcare services. Payment is received from third-party payors for hospice services within 60 days after a claim is filed, or in some cases in two installments, one during the contract and one after the services have been provided. Medicare is the most common third-party payor.
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
Custom Framing Services Revenue. Framebridge sells custom framing solutions to customers. Custom framing services revenue, net of discounts and taxes, is recognized when the products are delivered to the customer. Proceeds from the sale of gift cards are recorded as deferred revenue and recognized as revenue upon redemption by the customer.

Code3 Revenue. Code3 generates media management revenue in exchange for providing social media marketing solutions to its clients. The Company determined that Code3 contracts generally have one performance obligation made up of a series of promises to manage the client’s media spend on advertising platforms for the duration of the contract period.
Code3 recognizes revenue, net of media acquisition costs, over time as media management services are delivered to the customer. Generally, Code3 recognizes revenue using the right to invoice practical expedient, an output method, as Code3’s right to revenue corresponds directly with the value delivered to its customer. As a result of the election to use the right to invoice practical expedient, Code3 does not determine the transaction price or allocate any variable consideration at contract inception. Rather, Code3 recognizes revenue commensurate with the amount to which it has the right to invoice the customer which is a function of the cost of social media placement plus a management fee, less any applicable discounts. Payment is typically received within 100 days of revenue recognition.
Code3 evaluates whether it is the principal (i.e. presents revenue on a gross basis) or agent (i.e. presents revenue on a net basis) in its contracts. Code3 presents revenue for media management services, net of media acquisition costs, as an agent, as Code3 does not control the media before placement on social media platforms.
Other Revenue. Other revenue primarily includes advertising, circulation and subscription revenue from Slate, Megaphone, Decile, Pinna and Foreign Policy. The Company accounts for other advertising revenues consistently with the advertising revenue streams addressed above. Circulation revenue consists of fees that provide customers access to online and print publications. The Company recognizes circulation and subscription revenue ratably over the subscription period beginning on the date that the publication or product is made available to the customer. Circulation revenue contracts are generally annual or monthly subscription contracts that are paid in advance of delivery of performance obligations.
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
Costs to Obtain a Contract. The Company incurs costs to obtain a contract that are both incremental and expected to be recovered as the costs would not have been incurred if the contract was not obtained and the revenue from the contract exceeds the associated cost. The revenue guidance provides a practical expedient to expense sales commissions as incurred in instances where the amortization period is one year or less. The amortization period is defined in the guidance as the contract term, inclusive of any expected contract renewal periods. The Company has elected to apply this practical expedient to all contracts except for contracts in its education division. In the education division, costs to obtain a contract are amortized over the applicable amortization period except for cases in which commissions paid on initial contracts and renewals are commensurate. The Company amortizes these costs to obtain a contract on a straight-line basis over the amortization period. These expenses are included as cost of services or products in the Company’s Consolidated Statements of Operations.
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
Subsequent to the adoption of the new guidance, operating leases are included in lease right-of-use (ROU) assets, current portion of lease liabilities, and lease liabilities on the Company’s Consolidated Balance Sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. ROU assets also include any initial direct costs, prepaid lease payments and lease incentives received, when applicable. As most of the Company’s leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The Company used the incremental borrowing rate on December 31, 2018 for operating leases that commenced prior to that date.
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
As of December 31, 2020 and 2019, the Company had $5.9 million and $4.1 million, respectively, in net, property, plant and equipment and current finance lease liabilities related to service loaner vehicles at the automotive subsidiary. Service loaner vehicles are generally purchased from the lessor within six months of contract commencement and upon purchase the vehicles are placed into used vehicle inventory at cost. The Company does not have any other significant financing leases.
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
Mandatorily Redeemable Noncontrolling Interest.  The Company’s mandatorily redeemable noncontrolling interest represents the noncontrolling interest in GHC One LLC, (GHC One), a subsidiary of Graham Healthcare Group (GHG). The minority shareholders must liquidate their 5% interest in GHC One upon its required liquidation in 2026. This interest is reported as a noncurrent liability at December 31, 2020 and 2019 in the Consolidated Balance Sheets. The Company presents this liability at fair value, which is computed quarterly at the current redemption value. Changes in the redemption value is recorded as interest expense or income in the Company’s Consolidated Statement of Operations. Prior to July 2018, the Company’s mandatorily redeemable noncontrolling interest represented the noncontrolling interest in Graham Healthcare Group (GHG), which was 90% owned. The minority shareholders had an option to put their shares to the Company starting in 2020 and were required to put a percentage of their shares in 2022 and 2024, with the remaining shares required to be put by the minority shareholders in 2026. Since the noncontrolling interest was mandatorily redeemable by 2026, it was reported as a noncurrent liability. This mandatorily redeemable noncontrolling interest was redeemed and paid in July 2018 (see Note 3).
Redeemable Noncontrolling Interest.  The Company’s redeemable noncontrolling interest represents the noncontrolling interest in Hoover, which is 98.01% owned, CSI Pharmacy, which is 75% owned and Framebridge, which is 93.4% owned. Hoover’s minority shareholders have an option to put some of their shares to the Company in 2019 and the remaining shares starting in 2021. The Company has an option to buy the shares of minority shareholders starting in 2027. CSI’s minority shareholders may put up to 50% of their shares to the Company. The first put period begins in 2022. A second put period for another tranche of shares begins in 2024. The minority shareholder of Framebridge has an option to put 20% of the shares to the Company annually starting in 2024. The Company presents the redeemable noncontrolling interests at the greater of its carrying amount or redemption value at the end of each reporting period in the Consolidated Balance Sheets. Changes in the redemption value are recorded to capital in excess of par value in the Company’s Consolidated Balance Sheets.
Comprehensive Income. Comprehensive income consists of net income, foreign currency translation adjustments, net changes in cash flow hedges, and pension and other postretirement plan adjustments.
Recently Adopted and Issued Accounting Pronouncements. In June 2016, the FASB issued new guidance that requires financial assets measured at amortized cost, including accounts receivable, to be measured using the current expected credit losses model (CECL). CECL requires current expected credit losses to be measured upon the initial recognition of a financial asset by considering all available relevant information, including information about past events, current conditions and reasonable and supportable forecasts of future economic conditions. The standard was adopted by the Company in the first quarter of 2020 and did not have a significant impact on its Consolidated Financial Statements.

Other new pronouncements issued but not effective until after December 31, 2020, are not expected to have a material impact on the Company’s Consolidated Financial Statements.
3.    ACQUISITIONS AND DISPOSITIONS OF BUSINESSES
Acquisitions. During 2020, the Company acquired three businesses: two in education and one in other businesses for $96.8 million in cash and contingent consideration. The assets and liabilities of the companies acquired were recorded at their estimated fair values at the date of acquisition.
In the first three months of 2020, Kaplan acquired two small businesses; one in its supplemental education division and one in its international division.
In May 2020, the Company acquired an additional interest in Framebridge, Inc. for cash and contingent consideration that resulted in the Company obtaining control of the investee. Following the acquisition, the Company owns 93.4% of Framebridge. The Company previously accounted for Framebridge under the equity method, and included it in Investments in Affiliates on the Consolidated Balance Sheet (see Note 4). The contingent consideration is primarily based on Framebridge achieving revenue milestones within a specific time period. The fair value of the contingent consideration at the acquisition date was $50.6 million, determined using a Monte Carlo simulation. The fair value of the redeemable noncontrolling interest in Framebridge was $6.0 million as of the acquisition date, determined using a market approach. The minority shareholder has an option to put 20% of the minority shares annually starting in 2024. The acquisition is expected to provide benefits in the future by diversifying the Company’s business operations and is included in other businesses.
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
On July 31, 2019, the Company closed its acquisition of Clyde’s Restaurant Group (CRG). At the date of acquisition, CRG owned and operated 13 restaurants and entertainment venues in the Washington, D.C. metropolitan area, including Old Ebbitt Grill and The Hamilton. In connection with the acquisition, the Company entered into several leases with an entity affiliated with some of CRG’s senior managers. The acquisition is expected to provide benefits in the future by diversifying the Company’s business operations and is included in other businesses.
In September 2019, Joyce/Dayton Corp. acquired the assets of a small business. The acquisition is expected to complement current product offerings and is included in manufacturing.
On December 1, 2019, GHG acquired 75% of the preferred shares of CSI Pharmacy Holding Company, LLC (CSI). In connection with the acquisition, CSI entered into an $11.25 million Term Loan (see Note 11) to finance the acquisition. CSI is a specialty and home infusion pharmacy, which provides intravenous immunoglobulin therapies to patients. The minority shareholders may put up to 50% of their preferred shares to GHG and the first put period begins in 2022. A second put period for another tranche of preferred shares begins in 2024. The fair value of the redeemable noncontrolling interest in CSI was $1.7 million at the acquisition date, determined using an income approach. The acquisition is expected to expand the product offerings of the healthcare division.

During 2018, the Company acquired eight businesses: five in education, one in manufacturing, one in healthcare, and one in other businesses for $121.1 million in cash and contingent consideration. The assets and liabilities of the companies acquired were recorded at their estimated fair values at the date of acquisition.
In January and February 2018, Kaplan acquired the assets of i-Human Patients, Inc., a provider of cloud-based, interactive patient encounter simulations for medical and nursing professionals and educators, and another small business in the supplemental education and international divisions, respectively. These acquisitions are expected to provide strategic benefits in the future.
In May 2018, Kaplan acquired a 100% interest in Professional Publications, Inc. (PPI), an independent publisher of professional licensing exam review materials and engineering, surveying, architecture, and interior design licensure exam review, by purchasing all of its issued and outstanding shares. This acquisition is expected to provide certain strategic benefits in the future. This acquisition is included in the supplemental education division.
On July 12, 2018, Kaplan acquired 100% of the issued and outstanding shares of the College for Financial Planning (CFFP), a provider of financial education and training to individuals pursuing the Certified Financial Planner certification, a Master of Science in Personal Financial Planning, or a Master of Science in Finance. The acquisition is expected to expand Kaplan’s financial education product offerings and is included in the supplemental education division.
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
In August 2018, Code3 acquired 100% of the membership interests of Marketplace Strategy (MPS), a Cleveland-based digital marketing agency that provides strategy consulting, optimization services, advertising management and creative solutions on online marketplaces including Amazon. Code3’s primary reason for the acquisition is to expand its platform offerings. The acquisition is included in other businesses.
In September 2018, GHG acquired the assets of a small business and Kaplan acquired the test preparation and study guide assets of Barron’s Educational Series, a New York-based education publishing company. The acquisitions are expected to complement the healthcare and test preparation services currently offered by GHG and Kaplan, respectively. GHG is included in the healthcare division. The Barron’s Educational Series acquisition is included in the supplemental education division.
Acquisition-related costs for acquisitions that closed during 2020, 2019 and 2018 were $1.1 million, $3.0 million and $1.5 million, respectively, and expensed as incurred. The aggregate purchase price of these acquisitions was allocated as follows, based on acquisition date fair values to the following assets and liabilities:

	Purchase Price Allocation
	Year Ended December 31
(in thousands)	2020	2019	2018
Accounts receivable	$745	$6,762	$2,344
Inventory	3,496	34,134	1,268
Property, plant and equipment	3,346	56,391	1,518
Lease right-of-use assets	6,580	98,505	—
Goodwill	73,951	84,669	41,840
Indefinite-lived intangible assets	—	46,900	—
Amortized intangible assets	14,589	21,291	78,427
Other assets	975	8,308	5,198
Deferred income taxes	15,958	(2,703)	(4,900)
Floor plan payables	—	(25,755)	—
Other liabilities	(14,917)	(42,555)	(7,678)
Current and noncurrent lease liabilities	(6,593)	(99,131)	—
Redeemable noncontrolling interest	(6,005)	(1,715)	—
Noncontrolling interest	—	(1,154)	—
Aggregate purchase price, net of cash acquired	$92,125	$183,947	$118,017
The 2020 fair values recorded were based upon valuations and the estimates and assumptions used in such valuations are subject to change within the measurement period (up to one year from the acquisition date). The 2019 values above reflect a measurement period adjustment related to the lease right-of-use assets, current and noncurrent lease liabilities and the finalization of working capital. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill recorded due to these acquisitions is attributable to the assembled workforces of the acquired companies and expected synergies. The Company expects to deduct $3.2 million, $70.7 million and $32.3 million of goodwill for income tax purposes for the acquisitions completed in 2020, 2019 and 2018, respectively.
The acquired companies were consolidated into the Company’s financial statements starting on their respective acquisition dates. The Company’s Consolidated Statements of Operations include aggregate revenue and operating loss of $28.8 million and $13.8 million, respectively, for the year ended December 31, 2020. The following unaudited pro forma financial information presents the Company’s results as if the current year acquisitions had occurred at the beginning of 2019. The unaudited pro forma information also includes the 2019 acquisitions as if they occurred at the beginning of 2018 and the 2018 acquisitions as if they had occurred at the beginning of 2017:

	Year Ended December 31
(in thousands)	2020	2019	2018
Operating revenues	$2,896,476	$3,089,712	$3,166,907
Net income	293,514	304,734	275,074
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
The transfer of KU did not include any of the assets of the KU School of Professional and Continuing Education, which provides professional training and exam preparation for professional certifications and licensures, nor did it include the transfer of other Kaplan businesses such as Supplemental Education and Kaplan International. Those entities, programs and business lines remain part of Kaplan. Kaplan received nominal cash consideration upon transfer of the institutional assets.
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
As a result of the KU Transaction, the Company recorded a pre-tax gain of $4.3 million in the first quarter of 2018. For financial reporting purposes, Kaplan may receive payment of additional consideration for the sale of the institutional assets as part of the fee to the extent there are sufficient revenues available after paying all amounts required by the TOSA. The Company recorded a $3.5 million, $1.4 million and $1.9 million contingent consideration gain related to the disposition in 2020, 2019 and 2018, respectively.
The revenue and operating income related to the KU business disposed of is as follows:

Year Ended December 31
(in thousands)	2018
Revenue	$91,526
Operating income	213
Sale of Businesses. In December 2020, the Company completed the sale of Megaphone which was included in other businesses. In November 2019, Kaplan UK completed the sale of a small business which was included in Kaplan International. In February 2018, Kaplan completed the sale of a small business which was included in Supplemental Education. In September 2018, Kaplan Australia completed the sale of a small business which was included in Kaplan International. As a result of these sales, the Company reported gains (losses) in other non-operating income (see Note 16).
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

As of December 31, 2020, the Company holds a controlling financial interest in GHC One and therefore includes the assets, liabilities, results of operations and cash flows in its consolidated financial statements. GHC One acquired CSI and another small business during 2019. The Company accounts for the minority ownership of the group of senior managers as a mandatorily redeemable noncontrolling interest (see Note 2).
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
4.    INVESTMENTS
Money Market Investments. As of December 31, 2020 and 2019, the Company had money market investments of $268.8 million and $45.2 million, respectively, that are classified as cash and cash equivalents in the Company’s Consolidated Balance Sheets.
Investments in Marketable Equity Securities. Investments in marketable equity securities consist of the following:

	As of December 31
(in thousands)	2020	2019
Total cost	$232,847	$282,349
Gross unrealized gains	340,255	302,731
Total Fair Value	$573,102	$585,080
At December 31, 2020 and 2019, the Company owned 28,000 shares in Markel Corporation (Markel) valued at $28.9 million and $32.0 million, respectively. The Co-Chief Executive Officer of Markel, Mr. Thomas S. Gayner, is a member of the Company’s Board of Directors. As of December 31, 2020, there was no marketable equity security holding that exceeded 5% of the Company’s total assets.
The Company purchased $20.0 million, $7.5 million and $42.7 million of marketable equity securities during 2020, 2019 and 2018, respectively.
During 2020, 2019 and 2018, the gross cumulative realized net gains from the sales of marketable equity securities were $23.0 million, $9.5 million and $37.3 million, respectively. The total proceeds from such sales were $93.8 million, $19.3 million and $66.7 million, respectively.
The net gain (loss) on marketable equity securities comprised the following:

	Year ended December 31
(in thousands)	2020	2019	2018
Gain (loss) on marketable equity securities, net	$60,787	$98,668	$(15,843)
Less: Net losses (gains) in earnings from marketable equity securities sold and donated	13,382	(2,810)	4,271
Net unrealized gains (losses) in earnings from marketable equity securities still held at the end of the year	$74,169	$95,858	$(11,572)
Investments in Affiliates. As of December 31, 2020, the Company held an approximate 12% interest in Intersection Holdings, LLC, and in several other affiliates; GHG held a 40% interest in Residential Home Health Illinois, a 42.5% interest in Residential Hospice Illinois, a 40% interest in the joint venture formed between GHG and a Michigan hospital, and a 40% interest in the joint venture formed between GHG and Allegheny Health Network (AHN). For the years ended December 31, 2020, 2019 and 2018, the Company recorded $9.6 million, $9.3 million and $12.1 million, respectively, in revenue for services provided to the affiliates of GHG.
The Company had $26.1 million and $25.6 million in its investment account that represents cumulative undistributed income in its investments in affiliates as of December 31, 2020 and 2019, respectively.
In the first quarter of 2020, the Company recorded impairment charges of $3.6 million on two of its investments in affiliates as a result of the challenging economic environment for these businesses, of which $2.7 million related to the Company’s investment in Framebridge. It is reasonably possible that further COVID-19 disruptions could result in additional impairment charges related to the Company’s investments in affiliates should the impact of COVID-19 not dissipate or have a worsening adverse impact on our affiliates in future periods. The Company records its share of the earnings or losses of its affiliates from their most recent available financial statements. In some instances, the reporting period of the affiliates’ financial statements lags the Company’s financial reporting period, but such lag is never more than three months. It is possible that the Company’s results of operations for the year ended December 31, 2020 does not capture the impact of the COVID-19 pandemic on the earnings or losses of the affiliates whose financial results are recorded on a lag basis.

In the second quarter of 2019, the Company made an investment in Framebridge, a custom framing service company based in Washington, D.C. The Company accounted for this investment under the equity method, and included it in Investments in Affiliates on the Consolidated Balance Sheet. In May 2020, the Company made an additional investment in Framebridge (see Note 3) that resulted in the Company obtaining control of the investee. The results of operations, cash flows, assets and liabilities of Framebridge are included in the consolidated financial statements of the Company from the date of the acquisition. Timothy J. O’Shaughnessy, President and Chief Executive Officer of Graham Holdings Company, was a personal investor in Framebridge and served as Chairman of the Board prior to the acquisition of the additional interest. The Company acquired Mr. O’Shaughnessy’s interest under the same terms as the other Framebridge investors.
In February 2019, the Company sold its interest in Gimlet Media. In connection with this sale, the Company recorded a gain of $29.0 million in the first quarter of 2019. The total proceeds from the sale were $33.5 million.
Additionally, Kaplan International Holdings Limited (KIHL) held a 45% interest in a joint venture formed with York University. KIHL agreed to loan the joint venture £25 million. In the second quarter of 2018, KIHL advanced a final amount of £6 million in additional funding to the joint venture under this agreement, bringing the total amount advanced to £22 million. The loan is repayable over 25 years at an interest rate of 7% and guaranteed by the University of York. The loan is repayable by 2041.
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
Cost Method Investments. The Company held investments without readily determinable fair values in a number of equity securities that are accounted for as cost method investments, which are recorded at cost, less impairment, and adjusted for observable price changes for identical or similar investments of the same issuer. The carrying value of these investments was $35.7 million and $38.5 million as of December 31, 2020 and 2019, respectively. During the years ended December 31, 2020, 2019 and 2018, the Company recorded gains of $4.2 million, $5.1 million and $11.7 million, respectively, to those equity securities based on observable transactions. During 2020 and 2018, the Company recorded impairment losses of $7.3 million and $2.7 million, respectively, to those securities.
5.    ACCOUNTS RECEIVABLE, ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts receivable consist of the following:

	As of December 31
(in thousands)	2020	2019
Receivables from contracts with customers, less estimated credit losses of $21,494 and $14,276	$519,577	$595,321
Other receivables	17,579	28,895
	$537,156	$624,216
The changes in estimated credit losses was as follows:

(in thousands)	Balance at Beginning of Period	Additions – Charged to Costs and Expenses	Deductions	Balance at End of Period
2020	$14,276	$10,667	$(3,449)	$21,494
2019	14,775	1,706	(2,205)	14,276
2018	22,975	10,209	(18,409)	14,775
Accounts payable and accrued liabilities consist of the following:

	As of December 31
(in thousands)	2020	2019
Accounts payable and accrued liabilities	$384,743	$366,963
Accrued compensation and related benefits	135,493	140,738
	$520,236	$507,701
Cash overdrafts of $2.1 million and $0.5 million are included in accounts payable and accrued liabilities at December 31, 2020 and 2019, respectively.

6.    INVENTORIES, CONTRACTS IN PROGRESS AND VEHICLE FLOOR PLAN PAYABLE
Inventories and contracts in progress consist of the following:

	As of December 31
(in thousands)	2020	2019
Raw materials	$45,382	$35,119
Work-in-process	10,402	10,775
Finished goods	64,061	70,602
Contracts in progress	777	4,338
	$120,622	$120,834
The Company finances new and used vehicle inventory through a standardized floor plan facility (floor plan facility) with Truist Bank. The vehicle floor plan facility bears interest at variable rates that are based on LIBOR plus 1.15% per annum. The weighted average interest rate for the floor plan facility was 1.7% and 3.3% for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, the aggregate capacity under the floor plan facility was $50 million, of which $26.0 million had been utilized, and is included in accounts payable and accrued liabilities in the Consolidated Balance Sheet. Changes in the vehicle floor plan payable are reported as cash flows from financing activities in the Consolidated Statements of Cash Flows.
The floor plan facility is collateralized by vehicle inventory and other assets of the relevant dealership subsidiary, and contains a number of covenants, including, among others, covenants restricting the dealership subsidiary with respect to the creation of liens and changes in ownership, officers and key management personnel. The Company was in compliance with all of these restrictive covenants as of December 31, 2020.
The floor plan interest expense related to the vehicle floor plan arrangements is offset by amounts received from manufacturers in the form of floor plan assistance capitalized in inventory and recorded against operating expense in the Consolidated Statements of Operations when the associated inventory is sold. For the years ended December 31, 2020 and 2019, the Company recognized a reduction in operating expense of $2.1 million and $1.8 million, respectively, related to manufacturer floor plan assistance.
7.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

	As of December 31
(in thousands)	2020	2019
Land	$19,394	$17,489
Buildings	176,653	133,189
Machinery, equipment and fixtures	398,334	370,218
Leasehold improvements	229,512	233,842
Construction in progress	25,301	79,963
	849,194	834,701
Less accumulated depreciation	(470,908)	(450,031)
	$378,286	$384,670
Depreciation expense was $74.3 million, $59.3 million, and $56.7 million in 2020, 2019 and 2018, respectively.
The Company capitalized $2.1 million and $0.8 million of interest related to the construction of buildings in 2019 and 2018, respectively.
The Company recorded property, plant and equipment impairment charges of $2.3 million, $0.3 million and $0.2 million in 2020, 2019 and 2018, respectively. The Company estimated the fair value of the property, plant and equipment using income and market approaches.

8.    LEASES
The components of lease expense were as follows:

	Year ended December 31
(in thousands)	2020	2019
Operating lease cost	$113,669	$104,007
Short-term and month-to-month lease cost	21,862	19,267
Variable lease cost	18,718	20,582
Sublease income	(18,508)	(20,108)
Total net lease cost	$135,741	$123,748
The Company recorded impairment charges of $11.4 million and $1.1 million in 2020 and 2019, respectively. The Company estimated the fair value of the right-of-use assets using an income approach.
In connection with the sale of the KHE Campuses business, the Company is the guarantor of several leases for which it has established ROU assets and lease liabilities (see Note 18). Any net lease cost or sublease income related to these leases is recorded in other non-operating income. The total net lease cost related to these leases was $0.8 million in each year for 2020 and 2019.
Supplemental information related to leases was as follows:

	Year ended December 31
(in thousands)	2020	2019
Cash Flow Information:
Operating cash flows from operating leases (payments)	$113,664	$112,671
Right-of-use assets obtained in exchange for new operating lease liabilities (noncash)	27,031	236,714

	As of December 31
	2020	2019
Balance Sheet Information:
Lease right-of-use assets	$462,560	$526,417

Current lease liabilities	$86,797	$92,714
Noncurrent lease liabilities	428,849	477,004
Total lease liabilities	$515,646	$569,718

Weighted average remaining lease term (years)	9.9	10.5
Weighted average discount rate	4.4%	4.3%
At December 31, 2020, maturities of lease liabilities were as follows:

(in thousands)	December 31, 2020
2021	$106,994
2022	88,721
2023	71,003
2024	57,310
2025	45,968
Thereafter	280,837
Total payments	650,833
Less: Imputed interest	(135,187)
Total	$515,646
As of December 31, 2020, the Company has entered into operating leases, including educational and other facilities, that have not yet commenced that have minimum lease payments of $1.9 million. These operating leases will commence in fiscal year 2021 with lease terms of one to two years.

9.    GOODWILL AND OTHER INTANGIBLE ASSETS
The Company changed the presentation of its segments in the third and fourth quarters of 2020 into the following six reportable segments: Kaplan International, Higher Education, Supplemental Education, Television Broadcasting, Manufacturing and Healthcare (see Note 19).
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
Amortization of intangible assets for the years ended December 31, 2020, 2019 and 2018, was $56.8 million, $53.2 million and $47.4 million, respectively. Amortization of intangible assets is estimated to be approximately $52 million in 2021, $46 million in 2022, $38 million in 2023, $28 million in 2024, $21 million in 2025 and $20 million thereafter.
The changes in the carrying amount of goodwill, by segment, were as follows:

(in thousands)	Education	Television Broadcasting	Manufacturing	Healthcare	Other Businesses	Total
As of December 31, 2018
Goodwill	$1,128,699	$190,815	$231,479	$69,626	$23,545	$1,644,164
Accumulated impairment losses	(331,151)	—	(7,616)	—	(7,685)	(346,452)
	797,548	190,815	223,863	69,626	15,860	1,297,712
Acquisitions	6,207	—	3,514	28,795	45,999	84,515
Dispositions	(579)	—	—	—	—	(579)
Foreign currency exchange rate changes	6,631	—	—	—	—	6,631
As of December 31, 2019
Goodwill	1,140,958	190,815	234,993	98,421	69,544	1,734,731
Accumulated impairment losses	(331,151)	—	(7,616)	—	(7,685)	(346,452)
	809,807	190,815	227,377	98,421	61,859	1,388,279
Measurement period adjustment	154	—	—	—	—	154
Acquisitions	13,022	—	—	—	60,928	73,950
Impairment	—	—	—	—	(6,878)	(6,878)
Foreign currency exchange rate changes	29,245	—	—	—	—	29,245
As of December 31, 2020
Goodwill	1,183,379	190,815	234,993	98,421	130,472	1,838,080
Accumulated impairment losses	(331,151)	—	(7,616)	—	(14,563)	(353,330)
	$852,228	$190,815	$227,377	$98,421	$115,909	$1,484,750

The changes in carrying amount of goodwill at the Company’s education division were as follows:

(in thousands)	Kaplan International	Higher Education	Supplemental Education	Total
As of December 31, 2018
Goodwill	$583,424	$174,564	$370,711	$1,128,699
Accumulated impairment losses	—	(111,324)	(219,827)	(331,151)
	583,424	63,240	150,884	797,548
Acquisitions	6,207	—	—	6,207
Dispositions	(579)	—	—	(579)
Foreign currency exchange rate changes	6,552	—	79	6,631
As of December 31, 2019
Goodwill	595,604	174,564	370,790	1,140,958
Accumulated impairment losses	—	(111,324)	(219,827)	(331,151)
	595,604	63,240	150,963	809,807
Measurement period adjustment	154	—	—	154
Acquisitions	9,788	—	3,234	13,022
Foreign currency exchange rate changes	29,203	—	42	29,245
As of December 31, 2020
Goodwill	634,749	174,564	374,066	1,183,379
Accumulated impairment losses	—	(111,324)	(219,827)	(331,151)
	$634,749	$63,240	$154,239	$852,228
Other intangible assets consist of the following:

		As of December 31, 2020			As of December 31, 2019
(in thousands)	Useful Life Range	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Student and customer relationships	2–10 years	$294,077	$178,075	$116,002	$291,626	$144,625	$147,001
Trade names and trademarks	2–10 years	109,809	54,766	55,043	87,190	42,770	44,420
Network affiliation agreements	10 years	17,400	6,888	10,512	17,400	5,148	12,252
Databases and technology	3–6 years	34,864	19,924	14,940	30,623	12,850	17,773
Noncompete agreements	2–5 years	1,000	937	63	1,313	929	384
Other	1–8 years	24,800	16,714	8,086	24,800	13,149	11,651
		$481,950	$277,304	$204,646	$452,952	$219,471	$233,481
Indefinite-Lived Intangible Assets
Trade names and trademarks		$87,429			$100,491
Franchise agreements		21,858			28,556
FCC licenses		11,000			11,000
Licensure and accreditation		150			150
		$120,437			$140,197
10.    INCOME TAXES
Income before income taxes consists of the following:

	Year Ended December 31
(in thousands)	2020	2019	2018
U.S.	$403,295	$390,144	$257,312
Non-U.S.	3,973	36,335	66,196
	$407,268	$426,479	$323,508

The provision for income taxes consists of the following:

(in thousands)	Current	Deferred	Total
Year Ended December 31, 2020
U.S. Federal	$77,882	$6,669	$84,551
State and Local	8,083	4,954	13,037
Non-U.S.	6,958	2,754	9,712
	$92,923	$14,377	$107,300
Year Ended December 31, 2019
U.S. Federal	$16,500	$63,838	$80,338
State and Local	2,949	6,630	9,579
Non-U.S.	9,400	(717)	8,683
	$28,849	$69,751	$98,600
Year Ended December 31, 2018
U.S. Federal	$46,059	$16,718	$62,777
State and Local	2,240	(23,809)	(21,569)
Non-U.S.	10,924	(32)	10,892
	$59,223	$(7,123)	$52,100
The provision for income taxes differs from the amount of income tax determined by applying the U.S. Federal statutory rate of 21% to the income before taxes as a result of the following:

	Year Ended December 31
(in thousands)	2020	2019	2018
U.S. Federal taxes at statutory rate (see above)	$85,526	$89,561	$67,937
State and local taxes, net of U.S. Federal tax	15,366	(4,064)	(1,279)
Valuation allowances against state tax benefits, net of U.S. Federal tax	(5,067)	11,632	(15,767)
Stock-based compensation	2,048	(1,743)	(1,731)
Valuation allowances against other non-U.S. income tax benefits	2,445	1,202	1,322
Other, net	6,982	2,012	1,618
Provision for Income Taxes	$107,300	$98,600	$52,100
Deferred income taxes consist of the following:

	As of December 31
(in thousands)	2020	2019
Employee benefit obligations	$72,787	$69,013
Accounts receivable	3,795	3,545
State income tax loss carryforwards	53,499	51,608
State capital loss carryforwards	289	307
State income tax credit carryforwards	281	—
U.S. Federal income tax loss carryforwards	18,272	1,765
U.S. Federal foreign income tax credit carryforwards	992	717
Non-U.S. income tax loss carryforwards	15,802	15,214
Non-U.S. capital loss carryforwards	3,925	3,583
Leases	74,240	84,923
Other	6,214	6,003
Deferred Tax Assets	250,096	236,678
Valuation allowances	(47,217)	(46,243)
Deferred Tax Assets, Net	202,879	190,435
Prepaid pension cost	457,644	345,856
Unrealized gain on available-for-sale securities	88,371	75,709
Goodwill and other intangible assets	90,921	92,233
Property, plant and equipment	15,807	16,303
Leases	61,148	74,407
Non-U.S. withholding tax	1,866	1,670
Deferred Tax Liabilities	715,757	606,178
Deferred Income Tax Liabilities, Net	$512,878	$415,743

The Company has $875.0 million of state income tax net operating loss carryforwards available to offset future state taxable income. State income tax loss carryforwards, if unutilized, will start to expire approximately as follows:

(in millions)
2021	$16.0
2022	0.1
2023	6.1
2024	7.2
2025	16.9
2026 and after	828.7
Total	$875.0
The Company has recorded at December 31, 2020, $53.5 million in deferred state income tax assets, net of U.S. Federal income tax, with respect to these state income tax loss carryforwards. The Company has established $29.0 million in valuation allowances against these deferred state income tax assets, since the Company has determined that it is more likely than not that some of these state tax losses may not be fully utilized in the future to reduce state taxable income. During 2018, the Company’s education division released valuation allowances recorded against state deferred tax assets, net of U.S. Federal tax, of approximately $20.0 million because the education division generated positive operating results that support the realization of these deferred tax assets.
The Company has $87.0 million of U.S. Federal income tax loss carryforwards obtained as a result of prior stock acquisitions. U.S. Federal income tax loss carryforwards are expected to be fully utilized as follows:

(in millions)
2021	$7.3
2022	7.0
2023	6.6
2024	6.6
2025	3.6
2026 and after	55.9
Total	$87.0
The Company has established at December 31, 2020, $18.3 million in U.S. Federal deferred tax assets with respect to these U.S. Federal income tax loss carryforwards.
For U.S. Federal income tax purposes, the Company has $1.0 million of foreign tax credits available to be credited against future U.S. Federal income tax liabilities. If unutilized, these foreign tax credits will start to expire in 2023. The Company has established at December 31, 2020, $1.0 million of U.S. Federal deferred tax assets with respect to these U.S. Federal foreign tax credit carryforwards, and the Company has recorded a full valuation allowance against these deferred tax assets since the Company determined that it is more likely than not these foreign tax credit carryforwards may not be utilized in the future to reduce U.S. Federal income taxes.
The Company has $71.4 million of non-U.S. income tax loss carryforwards as a result of operating losses and carryforwards obtained through prior stock acquisitions that are available to offset future non-U.S. taxable income and has recorded, with respect to these losses, $15.8 million in non-U.S. deferred income tax assets. The Company has established $10.5 million in valuation allowances against the deferred tax assets for the portion of non-U.S. tax losses that may not be utilized to reduce future non-U.S. taxable income. The $71.4 million of non-U.S. income tax loss carryforwards consist of $39.5 million in losses that may be carried forward indefinitely; $10.9 million of losses that, if unutilized, will expire in varying amounts through 2025; and $21.0 million of losses that, if unutilized, will start to expire after 2025.
The Company has $13.1 million of non-U.S. capital loss carryforwards that may be carried forward indefinitely and are available to offset future non-U.S. capital gains. The Company recorded a $3.9 million non-U.S. deferred income tax asset for these non-U.S. capital loss carryforwards and has established a full valuation allowance against this non-U.S. deferred tax asset since the Company has determined that it is more likely than not that the capital loss carryforwards may not be utilized to reduce taxable income in the future.

Deferred tax valuation allowances and changes in deferred tax valuation allowances were as follows:

(in thousands)	Balance at Beginning of Period	Tax Expense and Revaluation	Deductions	Balance at End of Period
Year ended
December 31, 2020	$46,243	$7,303	$(6,329)	$47,217
December 31, 2019	33,120	14,512	(1,389)	46,243
December 31, 2018	48,742	4,413	(20,035)	33,120
The Company has established $31.1 million in valuation allowances against deferred state tax assets recognized, net of U.S. Federal tax. As stated above, approximately $29.0 million of the valuation allowances, net of U.S. Federal income tax, relate to state income tax loss carryforwards. In most instances, the Company has established valuation allowances against deferred state income tax assets without considering potentially offsetting deferred tax liabilities established with respect to prepaid pension cost and goodwill. Prepaid pension cost and goodwill have not been considered a source of future taxable income for realizing those deferred state tax assets recognized since these temporary differences are not likely to reverse in the foreseeable future. However, certain deferred state tax assets have an indefinite life. As a result, the Company has considered deferred tax liabilities for prepaid pension cost and goodwill as a source of future taxable income for realizing those deferred state tax assets. The valuation allowances established against deferred state income tax assets may increase or decrease within the next 12 months, based on operating results or the market value of investment holdings. Within the next 12 months, the Company expects to release valuation allowance against deferred state income tax assets at the healthcare division, and it expects to establish additional valuation allowances against deferred state income tax assets at the manufacturing division. The Company will monitor future results on a quarterly basis to determine whether the valuation allowances provided against deferred state tax assets should be increased or decreased as future circumstances warrant. The Company’s education division released valuation allowances against state deferred tax assets of $20.0 million during 2018, as the education division generated positive operating results that support the realization of these deferred tax assets.
The Company has established $14.9 million in valuation allowances against non-U.S. deferred tax assets, and, as stated above, $10.5 million of the non-U.S. valuation allowances relate to non-U.S. income tax loss carryforwards and $3.9 million relate to non-U.S. capital loss carryforwards. Valuation allowances established against non-U.S. deferred tax assets are recorded at the education division and other businesses. These non-U.S. valuation allowances may increase or decrease within the next 12 months, based on operating results. As a result, the Company is unable to estimate the potential tax impact, given the uncertain operating environment. The Company will monitor future education division and other businesses’ operating results and projected future operating results on a quarterly basis to determine whether the valuation allowances provided against non-U.S. deferred tax assets should be increased or decreased as future circumstances warrant.
The Tax Cuts and Jobs Act (the Tax Act) generally provides a 100% dividends received deduction for distributions from non-U.S. subsidiaries after December 31, 2017. The Tax Act established a new regime, the Global Intangible Low Taxed Income (GILTI) tax, that may currently subject to U.S. tax the operations of non-U.S. subsidiaries. The GILTI tax is imposed annually based on all current year non-U.S. operations starting January 1, 2018. The Company has elected to record the GILTI tax regime as a periodic tax expense for book purposes. Annually, the Company may elect to credit or deduct foreign taxes for U.S. Federal tax purposes. For the year ended December 31, 2020, the Company plans to elect to credit foreign taxes. The GILTI tax recorded, net of foreign taxes credited, for the years ended December 31, 2020, 2019, and 2018 is not material.
The Company estimates that unremitted non-U.S. subsidiary earnings, when distributed, will not be subject to tax except to the extent non-U.S. withholding taxes are imposed. Approximately $1.9 million of deferred tax liabilities remained recorded on the books at December 31, 2020 with respect to future non-U.S. withholding taxes the Company estimated may be imposed on future cash distributions.
U.S. Federal and state tax liabilities may be recorded if the investment in non-U.S. subsidiaries become held for sale instead of being held indefinitely, but calculation of the tax due is not practicable.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted, which included several technical corrections to the Tax Act and provisions allowing certain net operating losses generated by businesses in 2018, 2019, and 2020 to be carried back five years. Overall, the CARES Act had limited impact on the Company’s tax provision for the year ended December 31, 2020.
On July 1, 2015 (the Distribution Date), the Company completed the spin-off of Cable ONE as an independent, publicly traded company. The transaction was structured as a tax-free spin-off of Cable ONE to the stockholders of the Company. Since July 1, 2015, Cable ONE has been an independent public company trading on the New York Stock Exchange under the symbol “CABO”. In connection with the CARES Act, Cable ONE has the ability to carryback its 2019 taxable losses to the tax period from January 1, 2015 to June 30, 2015, the period in which Cable ONE was included in the Company’s 2015 tax return. As a result, the Company amended its 2015 tax returns in order to accommodate Cable ONE’s request to carryback its 2019 taxable losses. The Company expects that this action will have no impact on the results or the financial position of the Company. To reflect the expected refund due to Cable ONE, the Company has included a $20.8 million current income tax receivable and a corresponding liability to Cable ONE on its balance sheet as of December 31, 2020.
The 2017 U.S. Federal tax return and subsequent years remain open to IRS examination. The Company files income tax returns with the U.S. Federal government and in various state, local and non-U.S. governmental jurisdictions, with the consolidated U.S. Federal tax return filing considered the only major tax jurisdiction.
The Company endeavors to comply with tax laws and regulations where it does business, but cannot guarantee that, if challenged, the Company’s interpretation of all relevant tax laws and regulations will prevail and that all tax benefits recorded in the financial statements will ultimately be recognized in full.
The following summarizes the Company’s unrecognized tax benefits, excluding interest and penalties, for the respective periods:

	Year Ended December 31
(in thousands)	2020	2019	2018
Beginning unrecognized tax benefits	$1,572	$2,483	$17,331
Increases related to current year tax positions	742	—	—
Increases related to prior year tax positions	656	1,072	500
Decreases related to prior year tax positions	—	—	(12,187)
Decreases related to settlement with tax authorities	(1,072)	(1,291)	—
Decreases due to lapse of applicable statutes of limitations	—	(692)	(3,161)
Ending unrecognized tax benefits	$1,898	$1,572	$2,483
The unrecognized tax benefits relate to federal and state research and development tax credits applicable to the 2019 and 2020 tax periods, as well as state income tax filing positions applicable to the 2012-2014 tax periods. In making these determinations, the Company presumes that taxing authorities pursuing examinations of the Company’s compliance with tax law filing requirements will have full knowledge of all relevant information, and, if necessary, the Company will pursue resolution of disputed tax positions by appeals or litigation. Although the Company cannot predict the timing of resolution with tax authorities, the Company estimates that some of the unrecognized tax benefits may change in the next 12 months due to settlement with the tax authorities. The Company expects that a $1.2 million federal tax benefit and a $0.7 million state tax benefit, net of $0.2 million federal tax expense, will reduce the effective tax rate in the future if the unrecognized tax benefits are recognized.
The Company classifies interest and penalties related to uncertain tax positions as a component of interest and other expenses, respectively. As of December 31, 2020, the Company has not accrued interest related to the unrecognized tax benefits. The Company has not accrued any penalties related to the unrecognized tax benefits.
11.    DEBT
The Company’s borrowings consist of the following:

	As of December 31
(in thousands)	2020	2019
5.75% unsecured notes due June 1, 2026 (1)	$396,112	$395,393
Revolving credit facility	74,686	—
U.K. credit facility (2)	—	78,650
Commercial note	25,250	27,500
Pinnacle Bank term loan	10,692	11,203
Pinnacle Bank line of credit	2,295	—
Other indebtedness	3,520	83
Total Debt	512,555	512,829
Less: current portion	(6,452)	(82,179)
Total Long-Term Debt	$506,103	$430,650
____________
(1)    The carrying value is net of $3.9 million and $4.6 million of unamortized debt issuance costs as of December 31, 2020 and 2019, respectively.
(2)    The carrying value is net of $0.1 million of unamortized debt issuance costs as of December 31, 2019.

On June 29, 2020, Kaplan borrowed £60 million under the Company’s revolving credit facility and used the proceeds from the borrowing to repay the outstanding balance on the U.K. credit facility upon its maturity on June 30, 2020. The interest rate swap related to this U.K. credit facility matured on July 1, 2020. The outstanding balance on the Company’s revolving credit facility was £55 million as of December 31, 2020 with interest payable at the 3 month GBP LIBOR plus 1.50%.
The Company’s GHG subsidiary had $2.3 million outstanding under its line of credit as of December 31, 2020 at an interest rate of monthly LIBOR plus 2.75%. The Company’s other indebtedness at December 31, 2020, is at interest rates of 0% to 16% and matures between 2023 and 2030. The Company’s other indebtedness at December 31, 2019, is at an interest rate of 2% and matures in 2026.
On December 2, 2019, a subsidiary of GHG entered into a Loan & Security Agreement (Loan Agreement) with Pinnacle Bank for a Term Loan of $11.25 million and a two-year Line of Credit for $2.25 million. The Term Loan is payable over a five-year period in monthly installments, plus accrued and unpaid interest, due on the second day of each month, with the remaining balance due on December 2, 2024. The Term Loan bears interest at 4.35% per annum. The Term Loan can be redeemed at any time, in whole or in part, without any premium or penalty. Borrowings on the Line of Credit bear interest at a rate per annum of LIBOR plus an applicable interest rate of 2.75%, determined on a monthly basis. Under the credit agreement, the borrower is required to pay a commitment fee on a quarterly basis, at the rate per annum equal to 0.25% on the average daily unused portion of the credit facility. The borrower may use the proceeds of the facility for working capital and general corporate purposes. Any outstanding borrowings must be repaid on or prior to the final termination date. The agreement contains terms and conditions, including remedies in the event of a default. The Company is in compliance with all financial covenants as of December 31, 2020. On January 26, 2021, the GHG subsidiary entered into an Amended and Restated Promissory Note (Amended Loan Agreement), pursuant to the Loan Agreement, with an Amended Term Loan of $10.6 million bearing interest at 4.15% per annum and an amended two-year Line of Credit of $6.0 million expiring on December 2, 2022 bearing interest at the greater of (a) 3.25% and (b) the sum of one-month LIBOR as in effect on the first business day of each month plus an applicable interest rate of 2.75%. The remaining terms are consistent with the original Loan Agreement.
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
Under the Amended and Restated Credit Agreement, the Company is required to pay a commitment fee on a quarterly basis, based on the Company’s leverage ratio, of between 0.15% and 0.25% of the amount of the average daily unused portion of the Revolving Credit Facility. Any borrowings under the Amended and Restated Credit Agreement are made on an unsecured basis and bear interest at the Company’s option, either at (a) a fluctuating interest rate equal to the highest of Wells Fargo’s prime rate, 0.5 percent above the Federal funds rate or the one-month Eurodollar rate plus 1%, or (b) the Eurodollar rate for the applicable currency and interest period as defined in the Amended and Restated Credit Agreement, which is generally a periodic rate equal to LIBOR, CDOR, BBSY or SOR, as applicable, in the case of each of clauses (a) and (b) plus an applicable margin that depends on the Company’s consolidated debt to consolidated adjusted EBITDA (as determined pursuant to the Amended and Restated Credit Agreement, Total Net Leverage Ratio). The Company and its foreign subsidiaries may draw on the Revolving Credit Facility for general corporate purposes. Any outstanding borrowings must be repaid on or prior to the final termination date. The Amended and Restated Credit Agreement contains terms and conditions, including remedies in the event of a default by the Company, typical of facilities of this type and requires the Company to maintain a Total Net Leverage Ratio of not greater than 3.5 to 1.0 and a consolidated interest coverage ratio of at least 3.5 to 1.0 based upon the ratio of consolidated adjusted EBITDA to consolidated interest expense as determined pursuant to the Amended and Restated Credit Agreement. As of December 31, 2020, the Company is in compliance with all financial covenants.
During 2020 and 2019, the Company had average borrowings outstanding of approximately $512.4 million and $500.6 million, respectively, at average annual interest rates of approximately 5.1%. The Company incurred net interest expense of $34.4 million, $23.6 million and $32.5 million during 2020, 2019 and 2018, respectively.
For the years ended December 31, 2020 and 2019, the Company recorded interest expense of $8.5 million and interest income of $0.1 million, respectively, to adjust the fair value of the mandatorily redeemable noncontrolling interest. The fair value of the mandatorily redeemable noncontrolling interest was based on the fair value of the underlying subsidiaries owned by GHC One (see Note 3), after taking into account any debt and other noncontrolling interests of its subsidiary investments. The fair value of the owned subsidiaries is determined by reference to either a discounted cash flow or EBITDA multiple, which approximates fair value (Level 3 fair value assessment). In June 2018, the Company incurred $6.2 million of interest expense related to the mandatorily redeemable noncontrolling interest redemption settlement at GHG (see Note 3). The fair value of the mandatorily redeemable noncontrolling interest was based on the redemption value resulting from a negotiated settlement.
At December 31, 2020 and 2019, the fair value of the Company’s 5.75% unsecured notes, based on quoted market prices (Level 2 fair value assessment), totaled $421.7 million and $427.7 million, respectively, compared with the carrying amount of $396.1 million and $395.4 million. The carrying value of the Company’s other unsecured debt at December 31, 2020 and 2019 approximates fair value.

12.    FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	As of December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market investments (1)	$—	$268,841	$—	$268,841
Marketable equity securities (2)	573,102	—	—	573,102
Other current investments (3)	10,397	4,083	—	14,480
Total Financial Assets	$583,499	$272,924	$—	$856,423
Liabilities
Deferred compensation plan liabilities (4)	$—	$31,178	$—	$31,178
Contingent consideration liabilities (5)	—	—	37,174	37,174
Interest rate swap (6)	—	2,342	—	2,342
Foreign exchange swap (7)	—	259	—	259
Mandatorily redeemable noncontrolling interest (8)	—	—	9,240	9,240
Total Financial Liabilities	$—	$33,779	$46,414	$80,193

	As of December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market investments (1)	$—	$45,150	$—	$45,150
Marketable equity securities (2)	585,080	—	—	585,080
Other current investments (3)	8,843	6,044	—	14,887
Interest rate swap (9)	—	131	—	131
Total Financial Assets	$593,923	$51,325	$—	$645,248
Liabilities
Deferred compensation plan liabilities (4)	$—	$34,674	$—	$34,674
Contingent consideration liabilities (5)	—	—	13,546	13,546
Interest rate swap (6)	—	1,119	—	1,119
Foreign exchange swap (7)	—	273	—	273
Mandatorily redeemable noncontrolling interest (8)	—	—	829	829
Total Financial Liabilities	$—	$36,066	$14,375	$50,441
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
(5)    Included in Accounts payable and accrued liabilities and Other liabilities. The Company determined the fair value of the contingent consideration liabilities using a Monte Carlo simulation as of the acquisition dates, which included using estimated financial projections for the acquired businesses.
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
(9)    Included in Other current assets. The Company utilized a market approach model using the notional amount of the interest rate swap multiplied by the observable inputs of time to maturity and market interest rates.

The following table provides a reconciliation of changes in the Company’s financial liabilities measured at fair value on a recurring basis, using Level 3 inputs:

(in thousands)	Contingent consideration liabilities	Mandatorily redeemable noncontrolling interest
As of December 31, 2019	$13,546	$829
Acquisition of business	50,609	—
Changes in fair value	(2,051)	8,483
Accretion of value included in net income	2,895	—
Settlements or distributions	(28,061)	(72)
Foreign currency exchange rate changes	236	—
As of December 31, 2020	$37,174	$9,240
For the years ended December 31, 2020, 2019 and 2018, the Company recorded goodwill and other long-lived asset impairment charges of $30.2 million, $9.2 million and $8.1 million, respectively (see Note 19). The remeasurement of the goodwill and other long-lived assets is classified as a Level 3 fair value assessment due to the significance of unobservable inputs developed in the determination of the fair value. The Company used a discounted cash flow model to determine the estimated fair value of the reporting unit, indefinite-lived intangible assets, and other long-lived assets. A market value approach was also utilized to supplement the discounted cash flow model. The Company made estimates and assumptions regarding future cash flows, royalty rates, discount rates, market values, and long-term growth rates.
For the years ended December 31, 2020, 2019 and 2018, the Company recorded gains of $4.2 million, $5.1 million, and $11.7 million, respectively, to equity securities that are accounted for as cost method investments based on observable transactions for identical or similar investments of the same issuer. For the years ended December 31, 2020 and 2018, the Company recorded impairment losses of $7.3 million and $2.7 million, respectively, to equity securities that are accounted for as cost method investments.
For the year ended December 31, 2020, the Company recorded impairment charges of $3.6 million on two of its investments in affiliates (see Note 4).
13.    REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company generated 78%, 76% and 76% of its revenue from U.S. domestic sales in 2020, 2019 and 2018, respectively. The remaining 22%, 24%, and 24% of revenue was generated from non-U.S. sales.
In 2020, 2019 and 2018, the Company recognized 73%, 73%, and 80% respectively, of its revenue over time as control of the services and goods transferred to the customer. The remaining 27%, 27% and 20%, respectively, of revenue was recognized at a point in time, when the customer obtained control of the promised goods.
The determination of the method by which the Company measures its progress towards the satisfaction of its performance obligations requires judgment and is described in the Summary of Significant Accounting Policies (Note 2).
In the second quarter of 2020, GHG received $7.4 million under the CARES Act as a general distribution from the Provider Relief Fund to provide relief for lost revenues and expenses incurred in connection with COVID-19. The healthcare revenues for the year ended December 31, 2020 includes $5.7 million for lost revenues related to COVID-19 (see Note 19).
Contract Assets. As of December 31, 2020, the Company recognized a contract asset of $8.7 million related to a contract at a Kaplan International business, which is included in Deferred Charges and Other Assets. The Company expects to recognize an additional $8.8 million related to this performance obligation over the next twelve months.
Deferred Revenue. The Company records deferred revenue when cash payments are received or due in advance of the Company’s performance, including amounts which are refundable. The following table presents the change in the Company’s deferred revenue balance during the year ended December 31, 2020:

	As of
	December 31, 2020	December 31, 2019%
(in thousands)			Change
Deferred revenue	$343,322	$359,048	(4)
In April 2020, GHG received $31.5 million under the expanded Medicare Accelerated and Advanced Payment Program modified by the CARES Act as a result of COVID-19. The amount is included in the current and noncurrent deferred revenue balances on the Consolidated Balance Sheet as of December 31, 2020. The Department of

Health and Human Services will recoup this advance beginning 365 days after the payment was issued, and the deferred revenue will be reduced by a portion of the amount of revenue recognized for claims submitted for services provided after the recoupment period begins.
The majority of the change in the deferred revenue balance is due to a decline in student enrollments at the Kaplan International division as a result of the COVID-19 pandemic, offset by the advanced Medicare payment and the acquisition of Framebridge. During the year ended December 31, 2020, the Company recognized $309.8 million from the Company’s deferred revenue balance as of December 31, 2019.
Revenue allocated to remaining performance obligations represents deferred revenue amounts that will be recognized as revenue in future periods. As of December 31, 2020, the deferred revenue balance related to certain medical and nursing qualifications with an original contract length greater than twelve months at Kaplan Supplemental Education was $8.9 million. Kaplan Supplemental Education expects to recognize 63% of this revenue over the next twelve months and the remainder thereafter.
Costs to Obtain a Contract. The following table presents changes in the Company’s costs to obtain a contract asset:

(in thousands)	Balance at Beginning of Year	Costs Associated with New Contracts	Less: Costs Amortized During the Year	Other	Balance at End of Year
2020	$31,020	$51,891	$(58,855)	$307	$24,363
2019	21,311	66,607	(57,741)	843	31,020
2018	16,043	55,664	(49,284)	(1,112)	21,311
The majority of other activity was related to currency translation adjustments in 2020, 2019, and 2018.
14.    CAPITAL STOCK, STOCK AWARDS AND STOCK OPTIONS
Capital Stock.  Each share of Class A common stock and Class B common stock participates equally in dividends. The Class B stock has limited voting rights and as a class has the right to elect 30% of the Board of Directors; the Class A stock has unlimited voting rights, including the right to elect a majority of the Board of Directors.
During 2020, 2019, and 2018 the Company purchased a total of 406,112, 3,392, and 199,023 shares, respectively, of its Class B common stock at a cost of approximately $161.8 million, $2.1 million, and $118.0 million, respectively. On September 10, 2020, the Board of Directors authorized the Company to purchase up to 500,000 shares of its Class B Common Stock. The Company did not announce a ceiling price or time limit for the purchases. No shares remained under the previous authorization. At December 31, 2020, the Company had remaining authorization from the Board of Directors to purchase up to 364,151 shares of Class B common stock.
Stock Awards.  In 2012, the Company adopted an incentive compensation plan (the 2012 Plan), which, among other provisions, authorizes the awarding of Class B common stock to key employees in the form of stock awards, stock options and other awards involving the actual transfer of shares. All stock awards, stock options and other awards involving the actual transfer of shares issued subsequent to the adoption of this plan are covered under this incentive compensation plan. Stock awards made under the 2012 Plan are primarily subject to the general restriction that stock awarded to a participant will be forfeited and revert to Company ownership if the participant’s employment terminates before the end of a specified period of service to the Company. The number of Class B common shares authorized for issuance under the 2012 Plan is 772,588 shares. At December 31, 2020, there were 557,871 shares reserved for issuance under the 2012 incentive compensation plan. Of this number, 218,171 shares were subject to stock awards and stock options outstanding, and 339,700 shares were available for future awards.
Activity related to stock awards under the 2012 incentive compensation plan for the year ended December 31, 2020 was as follows:

	Number of Shares	Average Grant-Date Fair Value
Beginning of year, unvested	29,140	$584.50
Awarded	1,100	420.65
Vested	(1,350)	424.91
Forfeited	(1,650)	610.14
End of Year, unvested	27,240	584.24

For the share awards outstanding at December 31, 2020, the aforementioned restriction will lapse in 2021 for 12,575 shares and in 2023 for 14,665 shares. Also, early in 2021, the Company issued stock awards of 19,293 shares. Stock-based compensation costs resulting from Company stock awards were $4.1 million, $4.2 million and $4.4 million in 2020, 2019 and 2018, respectively.
As of December 31, 2020, there was $4.7 million of total unrecognized compensation expense related to these awards. That cost is expected to be recognized on a straight-line basis over a weighted average period of 1.1 years.
Stock Options.  Stock options granted under the 2012 Plan cannot be less than the fair value on the grant date, generally vest over six years and have a maximum term of ten years. In 2020, a grant was issued that vests over six years.
Activity related to options outstanding for the year ended December 31, 2020 was as follows:

	Number of Shares	Average Option Price
Beginning of year	183,189	$569.31
Granted	85,000	426.86
Exercised	(77,258)	325.26
End of Year	190,931	604.65
Of the shares covered by options outstanding at the end of 2020, 100,804 are now exercisable; 18,626 will become exercisable in 2021; 14,500 will become exercisable in 2022; 14,502 will become exercisable in 2023; 14,167 will become exercisable in 2024; 14,166 will become exercisable in 2025; and 14,166 will become exercisable in 2026. For 2020, the Company recorded expense of $2.2 million related to stock options. For 2019 and 2018, the Company recorded expense of $2.0 million related to stock options each year. Information related to stock options outstanding and exercisable at December 31, 2020, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding at 12/31/2020	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable at 12/31/2020	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$244	1,931	1.9	$243.85	1,931	1.9	$243.85
427	85,000	9.7	426.86	—	—	—
719	77,258	3.8	719.15	77,258	3.8	719.15
805–872	26,742	5.0	865.02	21,615	4.9	865.62
	190,931	6.6	604.65	100,804	4.0	741.45
At December 31, 2020, the intrinsic value for all options outstanding, exercisable and unvested was $9.6 million, $0.6 million and $9.0 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of the Company’s stock was $533.38 at December 31, 2020. At December 31, 2020, there were 90,127 unvested options related to this plan with an average exercise price of $451.64 and a weighted average remaining contractual term of 9.4 years. At December 31, 2019, there were 22,461 unvested options with an average exercise price of $780.81 and a weighted average remaining contractual term of 5.4 years.
As of December 31, 2020, total unrecognized stock-based compensation expense related to stock options was $8.1 million, which is expected to be recognized on a straight-line basis over a weighted average period of approximately 5.4 years. There were 77,258 options exercised during 2020. The total intrinsic value of options exercised during 2020 was $11.1 million; a tax benefit from these stock option exercises of $2.9 million was realized. There were 1,743 options exercised during 2019. The total intrinsic value of options exercised during 2019 was $0.6 million; a tax benefit from these stock option exercises of $0.2 million was realized. There were 588 options exercised during 2018. The total intrinsic value of options exercised during 2018 was $0.2 million; a tax benefit from these option exercises of $0.1 million was realized.
During 2020, the Company granted 85,000 options at an exercise price above the fair market value of its common stock at the date of grant. The weighted average grant-date fair value of options granted during 2020 was $93.79. No options were granted during 2019 or 2018.

The fair value of options at date of grant was estimated using the Black-Scholes method utilizing the following assumptions:

2020
Expected life (years)	8
Interest rate	0.53%
Volatility	27.70%
Dividend yield	1.45%
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
At December 31, 2020, a Kaplan senior manager holds 7,206 Kaplan restricted shares. The fair value of Kaplan’s common stock is determined by the Company’s compensation committee of the Board of Directors, and in January 2021, the committee set the fair value price at $1,247 per share. No options were awarded during 2020, 2019, or 2018; no options were exercised during 2020, 2019 or 2018; and no options were outstanding at December 31, 2020.
Kaplan recorded a stock compensation credit of $1.1 million and $1.3 million in 2020 and 2019, respectively. In 2018, Kaplan recorded stock compensation expense of $0.5 million. At December 31, 2020, the Company’s accrual balance related to the Kaplan restricted shares totaled $9.0 million. There were no payouts in 2020, 2019 or 2018.
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
The following reflects the Company’s net income and share data used in the basic and diluted earnings per share computations using the two-class method:

	Year Ended December 31
(in thousands, except per share amounts)	2020	2019	2018
Numerator:
Numerator for basic earnings per share:
Net income attributable to Graham Holdings Company common stockholders	$300,365	$327,855	$271,206
Less: Dividends paid–common stock outstanding and unvested restricted shares	(29,970)	(29,553)	(28,617)
Undistributed earnings	270,395	298,302	242,589
Percent allocated to common stockholders	99.45%	99.45%	99.39%
	268,917	296,665	241,115
Add: Dividends paid–common stock outstanding	29,812	29,387	28,423
Numerator for basic earnings per share	298,729	326,052	269,538
Add: Additional undistributed earnings due to dilutive stock options	4	13	10
Numerator for diluted earnings per share	$298,733	$326,065	$269,548
Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	5,124	5,285	5,333
Add: Effect of dilutive stock options	15	42	37
Denominator for diluted earnings per share	5,139	5,327	5,370
Graham Holdings Company Common Stockholders:
Basic earnings per share	$58.30	$61.70	$50.55
Diluted earnings per share	$58.13	$61.21	$50.20
Diluted earnings per share excludes the following weighted average potential common shares, as the effect would be antidilutive, as computed under the treasury stock method:

	Year Ended December 31
(in thousands)	2020	2019	2018
Weighted average restricted stock	12	12	23

The 2020 diluted earnings per share amount excludes the effects of 189,000 stock options outstanding, as their inclusion would have been antidilutive due to a market condition. The 2019 and 2018 diluted earnings per share amounts exclude the effects of 104,000 stock options outstanding, as their inclusion would have been antidilutive due to a market condition. The 2018 diluted earnings per share amounts also exclude the effects of 2,650 restricted stock awards, as their inclusion would have been antidilutive due to a performance condition.
In 2020, 2019 and 2018, the Company declared regular dividends totaling $5.80, $5.56 and $5.32 per share, respectively.
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
In the second quarter of 2020, the Company recorded $6.0 million in expenses related to a Separation Incentive Program (SIP) for certain Kaplan, Code3 and Decile employees, which was funded from the assets of the Company’s pension plan. In the third quarter of 2020, the Company recorded $7.8 million in expenses related to a SIP for certain Kaplan employees, which was funded from the assets of the Company’s pension plan.
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

The following table sets forth obligation, asset and funding information for the Company’s defined benefit pension plans:

	Pension Plans
	As of December 31
(in thousands)	2020	2019
Change in Benefit Obligation
Benefit obligation at beginning of year	$1,020,356	$1,116,569
Service cost	22,656	20,422
Interest cost	32,587	46,821
Amendments	69	5,725
Actuarial loss	78,900	124,285
Benefits paid	(73,232)	(64,354)
Special termination benefits	13,781	6,432
Settlement	—	(235,544)
Benefit Obligation at End of Year	$1,095,117	$1,020,356
Change in Plan Assets
Fair value of assets at beginning of year	$2,312,706	$2,120,127
Actual return on plan assets	563,948	492,477
Benefits paid	(73,232)	(64,354)
Settlement	—	(235,544)
Fair Value of Assets at End of Year	$2,803,422	$2,312,706
Funded Status	$1,708,305	$1,292,350

	SERP
	As of December 31
(in thousands)	2020	2019
Change in Benefit Obligation
Benefit obligation at beginning of year	$116,193	$102,548
Service cost	954	858
Interest cost	3,678	4,314
Actuarial loss	7,448	15,544
Benefits paid	(5,974)	(7,071)
Benefit Obligation at End of Year	$122,299	$116,193
Change in Plan Assets
Fair value of assets at beginning of year	$—	$—
Employer contributions	5,974	7,071
Benefits paid	(5,974)	(7,071)
Fair Value of Assets at End of Year	$—	$—
Funded Status	$(122,299)	$(116,193)
The change in the Company’s benefit obligations for the pension plan and SERP were primarily due to the recognition of an actuarial loss resulting from a decrease to the discount rate used to measure the benefit obligation.
The accumulated benefit obligation for the Company’s pension plans at December 31, 2020 and 2019, was $1,064.3 million and $991.1 million, respectively. The accumulated benefit obligation for the Company’s SERP at December 31, 2020 and 2019, was $121.7 million and $114.8 million, respectively. The amounts recognized in the Company’s Consolidated Balance Sheets for its defined benefit pension plans are as follows:

	Pension Plans		SERP
	As of December 31		As of December 31
(in thousands)	2020	2019	2020	2019
Noncurrent asset	$1,708,305	$1,292,350	$—	$—

Current liability	—	—	(6,495)	(6,447)
Noncurrent liability	—	—	(115,804)	(109,746)
Recognized Asset (Liability)	$1,708,305	$1,292,350	$(122,299)	$(116,193)

Key assumptions utilized for determining the benefit obligation are as follows:

	Pension Plans		SERP
	As of December 31		As of December 31
	2020	2019	2020	2019
Discount rate	2.5%	3.3%	2.5%	3.3%
Rate of compensation increase – age graded	5.0%–1.0%	5.0%–1.0%	5.0%–1.0%	5.0%–1.0%
Cash balance interest crediting rate	1.41% with phase in to 2.50% in 2023	2.77% with phase in to 3.30% in 2022	—	—
The Company made no contributions to its pension plans in 2020 and 2019, and the Company does not expect to make any contributions in 2021. The Company made contributions to its SERP of $6.0 million and $7.1 million for the years ended December 31, 2020 and 2019, respectively. As the plan is unfunded, the Company makes contributions to the SERP based on actual benefit payments.
At December 31, 2020, future estimated benefit payments, excluding charges for early retirement programs, are as follows:

(in thousands)	Pension Plans	SERP
2021	$61,312	$6,576
2022	61,461	6,818
2023	61,888	7,014
2024	62,496	7,150
2025	63,056	7,229
2026–2030	303,420	36,132
The total (benefit) cost arising from the Company’s defined benefit pension plans consists of the following components:

	Pension Plans
	Year Ended December 31
(in thousands)	2020	2019	2018
Service cost	$22,656	$20,422	$18,221
Interest cost	32,587	46,821	46,787
Expected return on assets	(113,427)	(122,790)	(129,220)
Amortization of prior service cost	2,830	2,882	150
Recognized actuarial gain	—	—	(9,969)
Net Periodic Benefit for the Year	(55,354)	(52,665)	(74,031)
Curtailment	—	—	(806)
Settlement	—	(91,676)	(26,917)
Special separation benefit expense	13,781	6,432	—
Total Benefit for the Year	$(41,573)	$(137,909)	$(101,754)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Current year actuarial (gain) loss	$(371,621)	$(245,402)	$111,084
Current year prior service cost	69	5,725	7,183
Amortization of prior service cost	(2,830)	(2,882)	(150)
Recognized net actuarial gain	—	—	9,969
Curtailment and settlement	—	91,676	26,887
Total Recognized in Other Comprehensive Income (Before Tax Effects)	$(374,382)	$(150,883)	$154,973
Total Recognized in Total Benefit and Other Comprehensive Income (Before Tax Effects)	$(415,955)	$(288,792)	$53,219

	SERP
	Year Ended December 31
(in thousands)	2020	2019	2018
Service cost	$954	$858	$819
Interest cost	3,678	4,314	3,865
Amortization of prior service cost	331	339	311
Recognized actuarial loss	5,267	2,314	2,403
Total Cost for the Year	$10,230	$7,825	$7,398
Other Changes in Benefit Obligations Recognized in Other Comprehensive Income
Current year actuarial loss (gain)	$7,448	$15,544	$(7,552)
Current year prior service cost	—	—	1,028
Amortization of prior service cost	(331)	(339)	(311)
Recognized net actuarial loss	(5,267)	(2,314)	(2,403)
Total Recognized in Other Comprehensive Income (Before Tax Effects)	$1,850	$12,891	$(9,238)
Total Recognized in Total Cost and Other Comprehensive Income (Before Tax Effects)	$12,080	$20,716	$(1,840)
The costs for the Company’s defined benefit pension plans are actuarially determined. Below are the key assumptions utilized to determine periodic cost:

	Pension Plans			SERP
	Year Ended December 31			Year Ended December 31
	2020	2019	2018	2020	2019	2018
Discount rate (1)	3.3%	4.3%	4.0%/3.6%	3.3%	4.3%	3.6%
Expected return on plan assets	6.25%	6.25%	6.25%	—	—	—
Rate of compensation increase – age graded	5.0%–1.0%	5.0%–1.0%	5.0%–1.0%	5.0%–1.0%	5.0%–1.0%	5.0%–1.0%
Cash balance interest crediting rate	2.77% with phase in to 3.30% in 2022	3.45% with phase in to 4.30% in 2021	2.23% with phase in to 3.00% in 2020	—	—	—
____________
(1)    As a result of the Kaplan University transaction, the Company remeasured the accumulated and projected benefit obligation of the pension plan as of March 22, 2018. The remeasurement changed the discount rate from 3.6% for the period January 1 to March 23, 2018 to 4.0% for the period after March 23, 2018.
Accumulated other comprehensive income (AOCI) includes the following components of unrecognized net periodic cost for the defined benefit plans:

	Pension Plans		SERP
	As of December 31		As of December 31
(in thousands)	2020	2019	2020	2019
Unrecognized actuarial (gain) loss	$(839,156)	$(467,535)	$32,681	$30,500
Unrecognized prior service cost	7,355	10,116	367	698
Gross Amount	(831,801)	(457,419)	33,048	31,198
Deferred tax liability (asset)	224,586	123,503	(8,923)	(8,423)
Net Amount	$(607,215)	$(333,916)	$24,125	$22,775
Defined Benefit Plan Assets.  The Company’s defined benefit pension obligations are funded by a portfolio made up of a private investment fund, a U.S. stock index fund, and a relatively small number of stocks and high-quality fixed-income securities that are held by a third-party trustee. The assets of the Company’s pension plans were allocated as follows:

	As of December 31
	2020	2019
U.S. equities	58%	62%
Private investment fund	18%	7%
U.S. stock index fund	9%	14%
International equities	8%	7%
U.S. fixed income	7%	10%
	100%	100%
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
The Company evaluated its defined benefit pension plan asset portfolio for the existence of significant concentrations (defined as greater than 10% of plan assets) of credit risk as of December 31, 2020. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country and individual fund. At December 31, 2020, the pension plan held investments in one common stock and one private investment fund that exceeded 10% of total plan assets, valued at $850.6 million, or approximately 30% of total plan assets. At December 31, 2019, the pension plan held investments in one common stock and one U.S. stock index fund that exceeded 10% of total plan assets, valued at $704.8 million, or approximately 30% of total plan assets.
The Company’s pension plan assets measured at fair value on a recurring basis were as follows:

	As of December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents and other short-term investments	$2,218	$197,655	$—	$199,873
Equity securities
U.S. equities	1,614,879	—	—	1,614,879
International equities	233,818	—	—	233,818
Private investment fund	—	—	496,458	496,458
U.S. stock index fund	—	—	256,291	256,291
Total Investments	$1,850,915	$197,655	$752,749	$2,801,319
Receivables, net				2,103
Total				$2,803,422

	As of December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents and other short-term investments	$2,133	$234,999	$—	$237,132
Equity securities
U.S. equities	1,439,098	—	—	1,439,098
International equities	161,377	—	—	161,377
U.S. stock index fund	—	—	322,229	322,229
Private investment fund	—	—	151,854	151,854
Total Investments	$1,602,608	$234,999	$474,083	$2,311,690
Receivables, net				1,016
Total				$2,312,706
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
The following table provides a reconciliation of changes in pension assets measured at fair value on a recurring basis, using Level 3 inputs:

(in thousands)	Private Investment Fund	U.S. Stock Index Fund
As of December 31, 2018	$—	$601,395
Purchases, sales, and settlements, net	150,000	(425,000)
Actual return on plan assets:
Gains relating to assets sold	—	68,658
Gains relating to assets still held at year-end	1,854	77,176
As of December 31, 2019	151,854	322,229
Purchases, sales, and settlements, net	130,000	(100,000)
Actual return on plan assets:
Losses relating to assets sold	—	(5,763)
Gains relating to assets still held at year-end	214,604	39,825
As of December 31, 2020	$496,458	$256,291
Other Postretirement Plans.  The following table sets forth obligation, asset and funding information for the Company’s other postretirement plans:

	Postretirement Plans
	As of December 31
(in thousands)	2020	2019
Change in Benefit Obligation
Benefit obligation at beginning of year	$6,816	$8,523
Interest cost	167	289
Actuarial gain	(991)	(1,246)
Benefits paid, net of Medicare subsidy	(405)	(750)
Benefit Obligation at End of Year	$5,587	$6,816
Change in Plan Assets
Fair value of assets at beginning of year	$—	$—
Employer contributions	405	750
Benefits paid, net of Medicare subsidy	(405)	(750)
Fair Value of Assets at End of Year	$—	$—
Funded Status	$(5,587)	$(6,816)
The change in the benefit obligation for the Company’s other postretirement plans was primarily due to updated claims experience based on actual premium rates offset by the recognition of an actuarial loss resulting from a decrease to the discount rate used to measure the benefit obligation.

The amounts recognized in the Company’s Consolidated Balance Sheets for its other postretirement plans are as follows:

	Postretirement Plans
	As of December 31
(in thousands)	2020	2019
Current liability	$(797)	$(1,153)
Noncurrent liability	(4,790)	(5,663)
Recognized Liability	$(5,587)	$(6,816)
The discount rates utilized for determining the benefit obligation at December 31, 2020 and 2019, for the postretirement plans were 1.78% and 2.68%, respectively. The assumed healthcare cost trend rate used in measuring the postretirement benefit obligation at December 31, 2020, was 6.59% for pre-age 65, decreasing to 4.5% in the year 2029 and thereafter. The assumed healthcare cost trend rate used in measuring the postretirement benefit obligation at December 31, 2020, was 7.01% for post-age 65, decreasing to 4.5% in the year 2029 and thereafter. The assumed healthcare cost trend rate used in measuring the postretirement benefit obligation at December 31, 2020, was 8.25% for Medicare Advantage, decreasing to 4.5% in the year 2029 and thereafter.
The Company made contributions to its postretirement benefit plans of $0.4 million and $0.8 million for the years ended December 31, 2020 and 2019, respectively. As the plans are unfunded, the Company makes contributions to its postretirement plans based on actual benefit payments.
At December 31, 2020, future estimated benefit payments are as follows:

(in thousands)	Postretirement Plans
2021	$797
2022	$725
2023	$624
2024	$500
2025	$398
2026–2030	$1,394
The total benefit arising from the Company’s other postretirement plans consists of the following components:

	Postretirement Plans
	Year Ended December 31
(in thousands)	2020	2019	2018
Service cost	$—	$—	$892
Interest cost	167	289	620
Amortization of prior service credit	(481)	(7,363)	(1,408)
Recognized actuarial gain	(4,048)	(4,360)	(3,783)
Net Periodic Benefit for the Year	(4,362)	(11,434)	(3,679)
Curtailment	—	—	(3,380)
Total Benefit for the Year	$(4,362)	$(11,434)	$(7,059)
Other Changes in Benefit Obligations Recognized in Other Comprehensive Income
Current year actuarial gain	$(991)	$(1,246)	$(2,519)
Current year prior service credit	—	—	(12,473)
Amortization of prior service credit	481	7,363	1,408
Recognized actuarial gain	4,048	4,360	3,783
Curtailment and settlement	—	—	3,380
Total Recognized in Other Comprehensive Income (Before Tax Effects)	$3,538	$10,477	$(6,421)
Total Recognized in Benefit and Other Comprehensive Income (Before Tax Effects)	$(824)	$(957)	$(13,480)
The costs for the Company’s postretirement plans are actuarially determined. The discount rate utilized to determine periodic cost for the years ended December 31, 2020 and 2019 were 2.68% and 3.69%. As a result of the changes to the postretirement plans, the Company remeasured the accumulated and projected benefit obligation of the postretirement plan as of October 31, 2018. The remeasurement changed the discount rate from 3.11% for the period January 1 through October 31, 2018 to 4.04% for the period November 1 to December 31, 2018. AOCI included the following components of unrecognized net periodic benefit for the postretirement plans:

	As of December 31
(in thousands)	2020	2019
Unrecognized actuarial gain	$(16,690)	$(19,747)
Unrecognized prior service credit	(19)	(500)
Gross Amount	(16,709)	(20,247)
Deferred tax liability	4,512	5,467
Net Amount	$(12,197)	$(14,780)
Multiemployer Pension Plans.  In 2020, 2019 and 2018, the Company contributed to one multiemployer defined benefit pension plan under the terms of a collective-bargaining agreement that covered certain union-represented employees. The Company’s total contributions to the multiemployer pension plan amounted to $0.1 million in each year for 2020, 2019 and 2018.
Savings Plans.  The Company recorded expense associated with retirement benefits provided under incentive savings plans (primarily 401(k) plans) of approximately $8.8 million in 2020, $9.8 million in 2019 and $8.6 million in 2018.
16.    OTHER NON-OPERATING INCOME
A summary of non-operating income is as follows:

	Year Ended December 31
(in thousands)	2020	2019	2018
Net gain (loss) on sale of businesses	$213,302	$(564)	$8,157
Impairment of cost method investments	(7,327)	—	(2,697)
Net gain on cost method investments	4,209	5,080	11,663
Gain on acquiring a controlling interest in an equity affiliate	3,708	—	—
Foreign currency loss, net	(2,153)	(1,070)	(3,844)
Gain on sale of equity affiliates	1,370	28,994	—
Gain on sale of cost method investments	1,039	267	2,845
Loss on guarantor obligations	(1,014)	(1,075)	(17,518)
Net (loss) gain on sale of property, plant and equipment	—	(82)	2,539
Other, net	1,400	881	958
Total Other Non-Operating Income	$214,534	$32,431	$2,103
In the first and fourth quarter of 2020, the Company recorded impairment losses of $2.6 million and $4.8 million, respectively, to equity securities that are accounted for as cost method investments.
In the second quarter of 2020, the Company made an additional investment in Framebridge (see Notes 3 and 4) that resulted in the Company obtaining control of the investee. The Company remeasured its previously held equity interest in Framebridge at the acquisition-date fair value and recorded a gain of $3.7 million. The fair value was determined using a market approach by using the share value indicated in the transaction.
In the second and third quarter of 2020, the Company recorded gains of $2.6 million and $1.6 million, respectively, resulting from observable price changes in the fair value of an equity security accounted for under the cost method.
In the fourth quarter of 2020, the Company recorded a $209.8 million gain on the sale of Megaphone.
In 2020, the Company recorded contingent consideration gains of $3.5 million related to the disposition of Kaplan University in 2018.
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
17.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The other comprehensive income (loss) consists of the following components:

	Year Ended December 31, 2020
	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the year	$31,642	$—	$31,642
Pension and other postretirement plans:
Actuarial gain	365,164	(98,594)	266,570
Prior service cost	(69)	19	(50)
Amortization of net actuarial loss included in net income	1,219	(329)	890
Amortization of net prior service cost included in net income	2,680	(724)	1,956
	368,994	(99,628)	269,366
Cash flow hedges:
Loss for the year	(1,282)	293	(989)
Other Comprehensive Income	$399,354	$(99,335)	$300,019

	Year Ended December 31, 2019
	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the year	$5,371	$—	$5,371
Adjustment for sale of a business with foreign operations	2,011	—	2,011
	7,382	—	7,382
Pension and other postretirement plans:
Actuarial gain	231,104	(62,398)	168,706
Prior service cost	(5,725)	1,546	(4,179)
Amortization of net actuarial gain included in net income	(2,046)	552	(1,494)
Amortization of net prior service credit included in net income	(4,142)	1,118	(3,024)
Settlement included in net income	(91,676)	24,752	(66,924)
	127,515	(34,430)	93,085
Cash flow hedges:
Loss for the year	(1,344)	343	(1,001)
Other Comprehensive Income	$133,553	$(34,087)	$99,466

	Year Ended December 31, 2018
	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the year	$(35,584)	$—	$(35,584)
Pension and other postretirement plans:
Actuarial loss	(101,013)	27,273	(73,740)
Prior service credit	4,262	(1,151)	3,111
Amortization of net actuarial gain included in net income	(11,349)	3,064	(8,285)
Amortization of net prior service credit included in net income	(947)	256	(691)
Curtailments and settlements included in net income	(30,267)	8,172	(22,095)
	(139,314)	37,614	(101,700)
Cash flow hedge:
Gain for the year	551	(104)	447
Other Comprehensive Loss	$(174,347)	$37,510	$(136,837)

The accumulated balances related to each component of other comprehensive income (loss) are as follows:

(in thousands, net of taxes)	Cumulative Foreign Currency Translation Adjustment	Unrealized Gain on Pensions and Other Postretirement Plans	Cash Flow Hedges	Accumulated Other Comprehensive Income
As of December 31, 2018	$(29,270)	$232,836	$263	$203,829
Other comprehensive income (loss) before reclassifications	5,371	164,527	(906)	168,992
Net amount reclassified from accumulated other comprehensive income	2,011	(71,442)	(95)	(69,526)
Net other comprehensive income (loss)	7,382	93,085	(1,001)	99,466
As of December 31, 2019	(21,888)	325,921	(738)	303,295
Other comprehensive income (loss) before reclassifications	31,642	266,520	(1,476)	296,686
Net amount reclassified from accumulated other comprehensive income	—	2,846	487	3,333
Net other comprehensive income (loss)	31,642	269,366	(989)	300,019
As of December 31, 2020	$9,754	$595,287	$(1,727)	$603,314
The amounts and line items of reclassifications out of Accumulated Other Comprehensive Income (Loss) are as follows:

	Year Ended December 31			Affected Line Item in the Consolidated Statements of Operations
(in thousands)	2020	2019	2018
Foreign Currency Translation Adjustments:
Adjustment for sales of businesses with foreign operations	$—	$2,011	$—	Other income, net
Pension and Other Postretirement Plans:
Amortization of net actuarial loss (gain)	1,219	(2,046)	(11,349)	(1)
Amortization of net prior service cost (credit)	2,680	(4,142)	(947)	(1)
Curtailment and settlement gains	—	(91,676)	(30,267)	(1)
	3,899	(97,864)	(42,563)	Before tax
	(1,053)	26,422	11,492	Provision for income taxes
	2,846	(71,442)	(31,071)	Net of tax
Cash Flow Hedges
	474	(146)	(163)	Interest expense
	13	51	31	Provision for income taxes
	487	(95)	(132)	Net of tax
Total reclassification for the year	$3,333	$(69,526)	$(31,203)	Net of tax
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
On September 3, 2015, Kaplan sold to Education Corporation of America (ECA) substantially all of the assets of the KHE Campuses. The transaction included the transfer of certain real estate leases that were guaranteed or purportedly guaranteed by Kaplan. ECA is currently in receivership, has terminated all of its higher education operations and has sold most, if not all, of its remaining assets (including New England College of Business). Additionally, the receiver has repudiated all of ECA’s real estate leases. Although ECA is required to indemnify Kaplan for any amounts Kaplan must pay due to ECA’s failure to fulfill its obligations under the real estate leases guaranteed by Kaplan, ECA’s current financial condition and the amount of secured and unsecured creditor claims outstanding against ECA make it unlikely that Kaplan will recover from ECA. In the second half of 2018, the

Company recorded an estimated $17.5 million in losses on guarantor lease obligations in connection with this transaction in other non-operating expense. The Company recorded an additional estimated $1.1 million and $1.0 million in non-operating expense in 2019 and 2020, respectively, consisting of legal fees and lease costs. The Company continues to monitor the status of these obligations. Kaplan also may be liable to the current owners of KU and the KHE schools, respectively, related to the pre-sale conduct of the schools. Additionally, the pre-sale conduct of the schools could be the subject of future compliance reviews or lawsuits that could result in monetary liabilities or fines or other sanctions.
Her Majesty’s Revenue and Customs (HMRC), a department of the U.K. government responsible for the collection of taxes, raised assessments against the Kaplan UK Pathways business for Value Added Tax (VAT) relating to 2017 and earlier years, which Kaplan has paid. In September 2017, in a case captioned Kaplan International Colleges UK Limited v. The Commissioners for Her Majesty’s Revenue and Customs, Kaplan challenged these assessments. The Company believed it had met all requirements under U.K. VAT law for a cost sharing group VAT exemption to apply and was entitled to recover the £18.6 million related to the assessments and subsequent payments that had been paid through December 31, 2019. Following a hearing held in January 2019 before the First Tier Tax Tribunal, European legal questions on the scope of the cost sharing VAT exemption were referred to the Court of Justice of the European Union. The Court of Justice ruled against Kaplan on November 18, 2020. In the third quarter of 2019, due to developments in the case, the Company recorded a full provision against a receivable to expense, of which £14.1 million related to years 2014 to 2018.
On January 10, 2020, Kaplan Bournemouth Limited received an improvement notice from Bournemouth, Christchurch and Poole Council, a local government authority, under section 11 of the U.K. Housing Act 2004 in relation to its leased student residence in Bournemouth, U.K. This notice followed the Council’s assessment that a category 1 fire hazard exists at the property and required certain remedial work to be undertaken at the property within a specified timetable. This work comprised a number of items, including the removal of aluminum composite material (ACM) cladding and high pressure laminate (HPL) cladding from the facade of the building. Kaplan Bournemouth Limited appealed the notice on January 31, 2020, to contest certain remedial requirements, although it did not contest the requirement for the removal of the ACM and HPL cladding. Kaplan and the Council have reached an agreement regarding the remedial works required. A revised improvement notice was issued by the Council on February 17, 2021. The appeal proceedings are in the process of being formally withdrawn by Kaplan. Remediation works are underway at this site.
Other Commitments. The Company’s broadcast subsidiaries are parties to certain agreements that commit them to purchase programming to be produced in future years. At December 31, 2020, such commitments amounted to approximately $21.8 million. If such programs are not produced, the Company’s commitment would expire without obligation.
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
In June 2020, Kaplan announced a plan to combine its three primary divisions based in the United States (Kaplan Test Preparation, Kaplan Professional, and Kaplan Higher Education) into one business known as Kaplan North America. The plan for this combination was implemented in the second half of 2020 and is designed to create and reinforce Kaplan’s competitiveness in each market, and new markets into which Kaplan extends. Following completion of the plan, the Kaplan Test Preparation and Kaplan Professional segments were combined into the Kaplan Supplemental Education segment. Prior to the combination, the Company performed an impairment review of the $64.7 million and $89.5 million goodwill balances at the Kaplan Test Preparation and Kaplan Professional reporting units, respectively. The quantitative goodwill impairment analysis indicated the estimated fair value of both reporting units exceeded their carrying values.
In July 2020, SocialCode announced it will split into two separate companies. SocialCode’s marketing agency business continues to operate under the new name Code3, and the legacy business surrounding the Audience Intelligence Platform (AIP) continues as a separate software company, operating under the new name, Decile. Following the split, the Company started reporting Code3 and Decile in other businesses.
As a result of these changes, the Company changed the presentation of its segments in the third and fourth quarters of 2020 into the following six reportable segments: Kaplan International, Kaplan Higher Education, Kaplan Supplemental Education, Television Broadcasting, Manufacturing and Healthcare.
The Company evaluates segment performance based on operating income before amortization of intangible assets and impairment of goodwill and other long-lived assets. The accounting policies at the segments are the same as described in Note 2. In computing operating income before amortization by segment, the effects of amortization of intangible assets, impairment of goodwill and other long-lived assets, equity in earnings (losses) of affiliates, interest income, interest expense, non-operating pension and postretirement benefit income, other non-operating income and expense items and income taxes are not included. Intersegment sales are not material.
Identifiable assets by segment are those assets used in the Company’s operations in each business segment. The investments in marketable equity securities and affiliates, and prepaid pension cost are not included in identifiable assets by segment. Investments in marketable equity securities are discussed in Note 4.
Education.  Education products and services are provided by Kaplan, Inc. Kaplan International includes professional training and postsecondary education businesses largely outside the U.S., as well as English-language programs. Prior to the KU Transaction closing on March 22, 2018, KHE included Kaplan’s domestic postsecondary education business, made up of fixed-facility colleges and online postsecondary and career programs. Following the KU Transaction closing, KHE includes the results as a service provider to higher education institutions. Supplemental Education includes Kaplan’s standardized test preparation, domestic professional and other continuing education businesses.
As of December 31, 2020, Kaplan had a total outstanding accounts receivable balance of $87.3 million from Purdue Global related to amounts due for reimbursements for services, fees earned and a deferred fee. In addition, Kaplan has a $19.9 million long-term receivable balance due from Purdue Global at December 31, 2020, related to the advance of $20.0 million during the initial KU Transaction.
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
Manufacturing. Manufacturing operations include Hoover, a Thomson, GA-based supplier of pressure impregnated kiln-dried lumber and plywood products for fire retardant and preservative application; Dekko, a Garrett, IN-based manufacturer of electrical workspace solutions, architectural lighting, and electrical components and assemblies; Joyce/Dayton Corp., a Dayton, OH-based manufacturer of screw jacks and other linear motion systems; and Forney, a global supplier of products and systems that control and monitor combustion processes in electric utility and industrial applications.
Healthcare. Graham Healthcare Group provides home health, hospice and palliative services.
Other Businesses. Other businesses includes the following:
•Three automotive dealerships, including Lexus of Rockville and Honda of Tysons Corner, which were acquired on January 31, 2019 and Jeep of Bethesda, which opened in December 2019.
•Clyde’s Restaurant Group (acquired on July 31, 2019) owns and operates eleven restaurants and entertainment venues in the Washington, D.C. metropolitan area.
•Code3 is a marketing and insights company that manages digital advertising companies.
•Decile is a customer data and analytics software company.
•Framebridge, a custom framing service company, which was acquired in May 2020.
•The Slate Group and Foreign Policy Group, which publish online and print magazines and websites; and three investment stage businesses, Megaphone (sold in December 2020), Pinna and CyberVista.
Corporate Office.  Corporate office includes the expenses of the Company’s corporate office, defined benefit pension expense, and certain continuing obligations related to prior business dispositions.
Geographical Information.  The Company’s non-U.S. revenues in 2020, 2019 and 2018 totaled approximately $642 million, $691 million and $657 million, respectively, primarily from Kaplan’s operations outside the U.S. Additionally, revenues in 2020, 2019 and 2018 totaled approximately $375 million, $384 million, and $345 million, respectively, from Kaplan’s operations in the U.K. The Company’s long-lived assets in non-U.S. countries (excluding goodwill and other intangible assets), totaled approximately $442 million and $431 million at December 31, 2020 and 2019, respectively.
Restructuring. Kaplan developed and implemented a number of initiatives across its businesses to help mitigate the negative revenue impact arising from COVID-19 and to re-align its program offerings to better pursue opportunities from the disruption. These initiatives include employee salary and work-hour reductions; temporary furlough and other employee reductions; reduced discretionary spending; facility restructuring to reduce its classroom and office facilities; reduced capital expenditures; and accelerated development and promotion of various online programs and solutions.
In 2020, Kaplan recorded restructuring costs related to severance, the exit of classroom and office facilities, and approved Separation Incentive Programs that reduced the number of employees at all of Kaplan’s divisions.
In 2020, Code3 and Decile recorded restructuring costs in connection with a restructuring plan that included the exit of an office facility, an approved Separation Incentive Program to reduce the number of employees, and other cost reduction initiatives to mitigate the adverse impact of COVID-19 on advertising demand.
Restructuring related costs across all businesses in 2020 were recorded as follows:

(in thousands)	Kaplan International	Higher Education	Supplemental Education	Kaplan Corporate	Total Education	Other Businesses	Total
Severance	$4,366	$—	$1,797	$—	$6,163	$—	$6,163
Facility related costs:
Operating lease cost	2,905	3,451	3,586	—	9,942	—	9,942
Accelerated depreciation of property, plant and equipment	1,620	152	1,801	—	3,573	—	3,573
Total Restructuring Costs Included in Segment Results (1)	$8,891	$3,603	$7,184	$—	$19,678	$—	$19,678
Impairment of other long-lived assets:
Lease right-of-use assets	$3,976	$2,062	$4,005	$—	$10,043	$1,405	$11,448
Property, plant and equipment	1,248	174	813	—	2,235	86	2,321
Non-operating pension and postretirement benefit income, net	1,100	2,233	8,566	883	12,782	999	13,781
Total Restructuring Related Costs	$15,215	$8,072	$20,568	$883	$44,738	$2,490	$47,228
(1)    These amounts are included in the segments’ Income (Loss) from Operations before Amortization of Intangible Assets and Impairment of Goodwill and Other Long-Lived Assets.
Total accrued restructuring costs at Kaplan were $4.7 million and $1.3 million as of December 31, 2020 and 2019, respectively.
In June 2020, CRG made the decision to close its restaurant and entertainment venue in Columbia, MD effective July 19, 2020 and recorded accelerated depreciation of property, plant and equipment totaling $5.7 million for the year ended December 31, 2020.

Company information broken down by operating segment and education division:

	Year Ended December 31
(in thousands)	2020	2019	2018
Operating Revenues
Education	$1,305,713	$1,451,750	$1,451,015
Television broadcasting	525,212	463,464	505,549
Manufacturing	416,137	449,053	487,619
Healthcare	198,196	161,768	149,275
Other businesses	445,491	406,731	102,608
Corporate office	—	—	—
Intersegment elimination	(1,628)	(667)	(100)
	$2,889,121	$2,932,099	$2,695,966
Income (Loss) before Amortization of Intangible Assets and Impairment of Goodwill and Other Long-Lived Assets
Education	$41,056	$63,680	$106,498
Television broadcasting	199,938	166,076	216,165
Manufacturing	40,427	46,809	53,597
Healthcare	30,327	14,319	6,454
Other businesses	(72,413)	(32,786)	(28,169)
Corporate office	(51,978)	(51,157)	(52,861)
	$187,357	$206,941	$301,684
Amortization of Intangible Assets and Impairment of Goodwill and Other Long-Lived Assets
Education	$29,452	$15,608	$9,362
Television broadcasting	5,440	13,408	5,632
Manufacturing	28,099	26,342	24,746
Healthcare	4,220	6,411	14,855
Other businesses	19,739	626	928
Corporate office	—	—	—
	$86,950	$62,395	$55,523
Income (Loss) from Operations
Education	$11,604	$48,072	$97,136
Television broadcasting	194,498	152,668	210,533
Manufacturing	12,328	20,467	28,851
Healthcare	26,107	7,908	(8,401)
Other businesses	(92,152)	(33,412)	(29,097)
Corporate office	(51,978)	(51,157)	(52,861)
	$100,407	$144,546	$246,161
Equity in Earnings of Affiliates, Net	6,664	11,664	14,473
Interest Expense, Net	(34,439)	(23,628)	(32,549)
Debt Extinguishment Costs	—	—	(11,378)
Non-Operating Pension and Postretirement Benefit Income, Net	59,315	162,798	120,541
Gain (Loss) on Marketable Equity Securities, net	60,787	98,668	(15,843)
Other Income, Net	214,534	32,431	2,103
Income Before Income Taxes	$407,268	$426,479	$323,508

Depreciation of Property, Plant and Equipment
Education	$31,759	$25,655	$28,099
Television broadcasting	13,830	12,817	13,204
Manufacturing	10,333	10,036	9,515
Healthcare	1,665	2,314	2,577
Other businesses	15,964	7,556	2,320
Corporate office	706	875	1,007
	$74,257	$59,253	$56,722
Pension Service Cost
Education	$10,024	$10,385	$8,753
Television broadcasting	3,263	3,025	2,188
Manufacturing	1,424	80	72
Healthcare	543	492	573
Other businesses	1,698	1,640	1,301
Corporate office	5,704	4,800	5,334
	$22,656	$20,422	$18,221
Capital Expenditures
Education	$33,553	$57,246	$54,159
Television broadcasting	13,470	19,362	27,013
Manufacturing	8,034	11,218	14,806
Healthcare	2,481	2,303	1,741
Other businesses	8,256	3,703	348
Corporate office	80	115	—
	$65,874	$93,947	$98,067

Asset information for the Company’s business segments is as follows:

	As of December 31
(in thousands)	2020	2019
Identifiable Assets
Education	$1,975,104	$2,032,425
Television broadcasting	453,988	463,689
Manufacturing	551,611	564,251
Healthcare	160,654	160,033
Other businesses	517,533	567,395
Corporate office	348,045	103,764
	$4,006,935	$3,891,557
Investments in Marketable Equity Securities	573,102	585,080
Investments in Affiliates	155,777	162,249
Prepaid Pension Cost	1,708,305	1,292,350
Total Assets	$6,444,119	$5,931,236
The Company’s education division comprises the following operating segments:

	Year Ended December 31
(in thousands)	2020	2019	2018
Operating Revenues
Kaplan international	$653,892	$750,245	$719,982
Higher education	316,095	305,672	342,085
Supplemental education	327,087	388,814	390,289
Kaplan corporate and other	12,643	9,480	1,142
Intersegment elimination	(4,004)	(2,461)	(2,483)
	$1,305,713	$1,451,750	$1,451,015
Income (Loss) From Operations before Amortization of Intangible Assets and Impairment of Long-Lived Assets
Kaplan international	$15,248	$42,129	$70,315
Higher education	24,364	13,960	15,217
Supplemental education	19,705	34,487	47,704
Kaplan corporate and other	(18,266)	(26,891)	(26,702)
Intersegment elimination	5	(5)	(36)
	$41,056	$63,680	$106,498
Amortization of Intangible Assets	$17,174	$14,915	$9,362
Impairment of Long-Lived Assets	$12,278	$693	$—
Income (Loss) from Operations
Kaplan international	$15,248	$42,129	$70,315
Higher education	24,364	13,960	15,217
Supplemental education	19,705	34,487	47,704
Kaplan corporate and other	(47,718)	(42,499)	(36,064)
Intersegment elimination	5	(5)	(36)
	$11,604	$48,072	$97,136
Depreciation of Property, Plant and Equipment
Kaplan international	$19,562	$15,394	$15,755
Higher education	3,082	2,883	4,826
Supplemental education	8,724	7,132	7,037
Kaplan corporate and other	391	246	481
	$31,759	$25,655	$28,099
Pension Service Cost
Kaplan international	$433	$454	$298
Higher education	4,150	4,535	4,310
Supplemental education	4,207	4,734	3,773
Kaplan corporate and other	1,234	662	372
	$10,024	$10,385	$8,753
Capital Expenditures
Kaplan international	$24,085	$48,362	$44,469
Higher education	3,234	3,463	4,045
Supplemental education	6,030	5,362	5,526
Kaplan corporate and other	204	59	119
	$33,553	$57,246	$54,159

Asset information for the Company’s education division is as follows:

	As of December 31
(in thousands)	2020	2019
Identifiable Assets
Kaplan international	$1,455,722	$1,455,122
Higher education	187,123	196,761
Supplemental education	274,687	312,454
Kaplan corporate and other	57,572	68,088
	$1,975,104	$2,032,425
20.    SUMMARY OF QUARTERLY OPERATING RESULTS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
Quarterly results of operations and comprehensive income (loss) for the year ended December 31, 2020, is as follows:

(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating Revenues
Sales of services	$516,637	$483,595	$492,399	$563,597
Sales of goods	215,620	169,276	224,583	223,414
	732,257	652,871	716,982	787,011
Operating Costs and Expenses
Cost of services sold	333,049	298,578	298,250	309,364
Cost of goods sold	166,701	136,825	177,734	191,605
Selling, general and administrative	177,152	162,840	166,207	209,202
Depreciation of property, plant and equipment	16,704	22,913	18,481	16,159
Amortization of intangible assets	14,165	14,327	14,150	14,138
Impairment of goodwill and other long-lived assets	16,401	11,511	1,916	342
	724,172	646,994	676,738	740,810
Income from Operations	8,085	5,877	40,244	46,201
Equity in (losses) earnings of affiliates, net	(1,547)	1,182	4,092	2,937
Interest income	1,151	954	890	876
Interest expense	(7,678)	(7,377)	(7,247)	(16,008)
Non-operating pension and postretirement benefit income, net	18,403	12,136	10,489	18,287
(Loss) gain on marketable equity securities, net	(100,393)	39,890	59,364	61,926
Other income, net	2,688	8,100	222	203,524
(Loss) Income Before Income Taxes	(79,291)	60,762	108,054	317,743
(Benefit from) Provision for Income Taxes	(45,400)	41,900	30,000	80,800
Net (Loss) Income	(33,891)	18,862	78,054	236,943
Net Loss (Income) Attributable to Noncontrolling Interests	646	(8)	(439)	198
Net (Loss) Income Attributable to Graham Holdings Company Common Stockholders	$(33,245)	$18,854	$77,615	$237,141

Quarterly Comprehensive (Loss) Income	$(71,188)	$35,922	$98,878	$536,772

Per Share Information Attributable to Graham Holdings Company Common Stockholders
Basic net (loss) income per common share	$(6.32)	$3.61	$15.25	$47.45
Basic average number of common shares outstanding	5,274	5,196	5,060	4,970
Diluted net (loss) income per common share	$(6.32)	$3.60	$15.22	$47.34
Diluted average number of common shares outstanding	5,274	5,201	5,072	4,982
The sum of the four quarters may not necessarily be equal to the annual amounts reported in the Consolidated Statements of Operations due to rounding.

Quarterly results of operations and comprehensive income for the year ended December 31, 2019, is as follows:

(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating Revenues
Sales of services	$516,744	$539,644	$522,195	$532,452
Sales of goods	175,455	197,958	216,625	231,026
	692,199	737,602	738,820	763,478
Operating Costs and Expenses
Cost of services sold	318,474	326,756	345,476	325,222
Cost of goods sold	132,453	153,129	169,599	177,137
Selling, general and administrative	174,686	172,297	178,182	192,494
Depreciation of property, plant and equipment	13,523	13,884	15,351	16,495
Amortization of intangible assets	13,060	12,880	13,572	13,731
Impairment of long-lived assets	—	693	372	8,087
	652,196	679,639	722,552	733,166
Income from Operations	40,003	57,963	16,268	30,312
Equity in earnings of affiliates, net	1,679	1,467	4,683	3,835
Interest income	1,700	1,579	1,474	1,398
Interest expense	(7,425)	(8,386)	(6,776)	(7,192)
Non-operating pension and postretirement benefit income, net	19,928	12,253	19,556	111,061
Gain on marketable equity securities, net	24,066	7,791	17,404	49,407
Other income (expense), net	29,351	1,228	5,556	(3,704)
Income Before Income Taxes	109,302	73,895	58,165	185,117
Provision for Income Taxes	27,600	16,700	15,200	39,100
Net Income	81,702	57,195	42,965	146,017
Net Loss (Income) Attributable to Noncontrolling Interests	46	(114)	180	(136)
Net Income Attributable to Graham Holdings Company Common Stockholders	$81,748	$57,081	$43,145	$145,881

Quarterly Comprehensive Income	$90,038	$44,986	$25,059	$267,238

Per Share Information Attributable to Graham Holdings Company Common Stockholders
Basic net income per common share	$15.38	$10.74	$8.12	$27.45
Basic average number of common shares outstanding	5,284	5,285	5,285	5,284
Diluted net income per common share	$15.26	$10.65	$8.05	$27.25
Diluted average number of common shares outstanding	5,326	5,329	5,329	5,324
The sum of the four quarters may not necessarily be equal to the annual amounts reported in the Consolidated Statements of Operations due to rounding.