Form 10-Q
period 2021-03-31
Graham Holdings Co
filed 2021-05-05
CIK 104889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2021
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
Shares outstanding at April 30, 2021:
Class A Common Stock – 964,001 Shares
Class B Common Stock – 4,037,648 Shares

GRAHAM HOLDINGS COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31

(in thousands, except per share amounts)	2021	2020
Operating Revenues
Sales of services	$483,669	$516,637
Sales of goods	228,786	215,620
	712,455	732,257
Operating Costs and Expenses
Cost of services sold	292,434	333,049
Cost of goods sold	178,787	166,701
Selling, general and administrative	175,861	177,152
Depreciation of property, plant and equipment	16,545	16,704
Amortization of intangible assets	13,937	14,165
Impairment of goodwill and other long-lived assets	1,047	16,401
	678,611	724,172
Income from Operations	33,844	8,085
Equity in earnings (losses) of affiliates, net	13,428	(1,547)
Interest income	890	1,151
Interest expense	(8,448)	(7,678)
Non-operating pension and postretirement benefit income, net	28,787	18,403
Gain (loss) on marketable equity securities, net	79,214	(100,393)
Other income, net	6,320	2,688
Income (Loss) Before Income Taxes	154,035	(79,291)
Provision for (Benefit from) Income Taxes	41,400	(45,400)
Net Income (Loss)	112,635	(33,891)
Net (Income) Loss Attributable to Noncontrolling Interests	(185)	646
Net Income (Loss) Attributable to Graham Holdings Company Common Stockholders	$112,450	$(33,245)

Per Share Information Attributable to Graham Holdings Company Common Stockholders
Basic net income (loss) per common share	$22.49	$(6.32)
Basic average number of common shares outstanding	4,967	5,274
Diluted net income (loss) per common share	$22.44	$(6.32)
Diluted average number of common shares outstanding	4,977	5,274
See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31
(in thousands)	2021	2020
Net Income (Loss)	$112,635	$(33,891)
Other Comprehensive Loss, Before Tax
Foreign currency translation adjustments:
Translation adjustments arising during the period	(486)	(37,376)
Pension and other postretirement plans:
Amortization of net prior service cost included in net income	792	671
Amortization of net actuarial (gain) loss included in net income	(2,429)	220
	(1,637)	891
Cash flow hedges gain (loss)	621	(1,578)
Other Comprehensive Loss, Before Tax	(1,502)	(38,063)
Income tax benefit related to items of other comprehensive loss	299	120
Other Comprehensive Loss, Net of Tax	(1,203)	(37,943)
Comprehensive Income (Loss)	111,432	(71,834)
Comprehensive (income) loss attributable to noncontrolling interests	(185)	646
Total Comprehensive Income (Loss) Attributable to Graham Holdings Company	$111,247	$(71,188)

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands)	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$350,135	$413,991
Restricted cash	22,484	9,063
Investments in marketable equity securities and other investments	715,580	587,582
Accounts receivable, net	515,220	537,156
Inventories and contracts in progress	132,136	120,622
Prepaid expenses	85,119	75,523
Income taxes receivable	15,339	29,313
Other current assets	1,427	942
Total Current Assets	1,837,440	1,774,192
Property, Plant and Equipment, Net	375,862	378,286
Lease Right-of-Use Assets	453,193	462,560
Investments in Affiliates	169,203	155,777
Goodwill, Net	1,485,137	1,484,750
Indefinite-Lived Intangible Assets	121,050	120,437
Amortized Intangible Assets, Net	190,041	204,646
Prepaid Pension Cost	1,730,625	1,708,305
Deferred Income Taxes	7,651	8,396
Deferred Charges and Other Assets	148,218	146,770
Total Assets	$6,518,420	$6,444,119

Liabilities and Equity
Current Liabilities
Accounts payable and accrued liabilities	$492,625	$520,236
Deferred revenue	331,678	331,021
Income taxes payable	6,891	5,140
Current portion of lease liabilities	84,749	86,797
Current portion of long-term debt	4,238	6,452
Dividends declared	7,553	—
Total Current Liabilities	927,734	949,646
Accrued Compensation and Related Benefits	196,558	201,918
Other Liabilities	36,591	48,768
Deferred Income Taxes	549,418	521,274
Mandatorily Redeemable Noncontrolling Interest	10,272	9,240
Lease Liabilities	419,131	428,849
Long-Term Debt	506,091	506,103
Total Liabilities	2,645,795	2,665,798
Redeemable Noncontrolling Interests	7,786	11,928
Preferred Stock	—	—
Common Stockholders’ Equity
Common stock	20,000	20,000
Capital in excess of par value	385,257	388,159
Retained earnings	6,902,166	6,804,822
Accumulated other comprehensive income, net of taxes
Cumulative foreign currency translation adjustment	9,268	9,754
Unrealized gain on pensions and other postretirement plans	594,093	595,287
Cash flow hedges	(1,250)	(1,727)
Cost of Class B common stock held in treasury	(4,051,909)	(4,056,993)
Total Common Stockholders’ Equity	3,857,625	3,759,302
Noncontrolling Interests	7,214	7,091
Total Equity	3,864,839	3,766,393
Total Liabilities and Equity	$6,518,420	$6,444,119

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31
(in thousands)	2021	2020
Cash Flows from Operating Activities
Net Income (Loss)	$112,635	$(33,891)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and goodwill and other long-lived asset impairments	31,529	47,270
Amortization of lease right-of-use asset	18,594	23,749
Net pension benefit	(24,501)	(13,784)
(Gain) loss on marketable equity securities and cost method investments, net	(81,937)	100,393
(Gain) loss on disposition and write-down of businesses, property, plant and equipment and investments, net	(240)	2,761
Provision for doubtful trade receivables	1,126	2,429
Stock-based compensation expense, net	1,485	1,568
Foreign exchange gain	(3)	(4,290)
Equity in (earnings) losses of affiliates, net of distributions	(11,241)	1,547
Provision for (benefit from) deferred income taxes	29,311	(21,550)
Change in operating assets and liabilities:
Accounts receivable, net	25,196	100,732
Inventories	(11,493)	(8,512)
Accounts payable and accrued liabilities	(29,965)	(97,476)
Deferred revenue	(6,655)	(12,790)
Income taxes receivable	10,860	(27,774)
Lease liabilities	(21,119)	(22,503)
Other assets and other liabilities, net	(20,881)	(24,980)
Other	1,298	(496)
Net Cash Provided by Operating Activities	23,999	12,403
Cash Flows from Investing Activities
Purchases of marketable equity securities	(48,036)	—
Purchases of property, plant and equipment	(13,113)	(25,235)
Investments in equity affiliates, cost method and other investments	(2,415)	(7,427)
Net proceeds from disposition of businesses, property, plant and equipment, and investments	270	218
Proceeds from sales of marketable equity securities	—	48,016
Investments in certain businesses, net of cash acquired	—	(6,011)
Other	4	—
Net Cash (Used in) Provided by Investing Activities	(63,290)	9,561
Cash Flows from Financing Activities
Dividends paid	(7,553)	(7,703)
Purchase of noncontrolling interest	(3,508)	—
Proceeds from bank overdrafts	3,212	9,062
Net proceeds from vehicle floor plan payable	2,462	2,478
Net payments under revolving credit facilities	(2,223)	—
Deferred payments of acquisition	(1,340)	(2,423)
Repayments of borrowings	(1,034)	(847)
Common shares repurchased	—	(33,610)
Proceeds from exercise of stock options	—	5,335
Issuance of borrowings	—	1,023
Other	(145)	—
Net Cash Used in Financing Activities	(10,129)	(26,685)
Effect of Currency Exchange Rate Change	(1,015)	(7,684)
Net Decrease in Cash and Cash Equivalents and Restricted Cash	(50,435)	(12,405)
Beginning Cash and Cash Equivalents and Restricted Cash	423,054	214,044
Ending Cash and Cash Equivalents and Restricted Cash	$372,619	$201,639

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
As of December 31, 2020	$20,000	$388,159	$6,804,822	$603,314	$(4,056,993)	$7,091	$3,766,393	$11,928
Net income for the period			112,635				112,635
Net income attributable to noncontrolling interests			(185)			185	—
Change in redemption value of redeemable noncontrolling interests		697				64	761	(634)
Distribution to noncontrolling interest						(126)	(126)
Dividends on common stock			(15,106)				(15,106)
Issuance of Class B common stock, net of restricted stock forfeitures		(5,188)			5,084		(104)
Amortization of unearned stock compensation and stock option expense		1,589					1,589
Other comprehensive loss, net of income taxes				(1,203)			(1,203)
Purchase of redeemable noncontrolling interest							—	(3,508)
As of March 31, 2021	$20,000	$385,257	$6,902,166	$602,111	$(4,051,909)	$7,214	$3,864,839	$7,786

(in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
As of December 31, 2019	$20,000	$381,669	$6,534,427	$303,295	$(3,920,152)	$7,557	$3,326,796	$5,655
Net loss for the period			(33,891)				(33,891)
Net loss attributable to noncontrolling interest			772			(772)	—
Net income attributable to redeemable noncontrolling interests			(126)				(126)	126
Dividends on common stock			(15,289)				(15,289)
Repurchase of Class B common stock					(33,610)		(33,610)
Issuance of Class B common stock					5,335		5,335
Amortization of unearned stock compensation and stock option expense		1,568					1,568
Other comprehensive loss, net of income taxes				(37,943)			(37,943)
As of March 31, 2020	$20,000	$383,237	$6,485,893	$265,352	$(3,948,427)	$6,785	$3,212,840	$5,781

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. ORGANIZATION, BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS
Graham Holdings Company (the Company), is a diversified education and media company. The Company’s Kaplan subsidiary provides a wide variety of educational services, both domestically and outside the United States (U.S.). The Company’s media operations comprise the ownership and operation of seven television broadcasting stations, several websites and print publications, podcast content and a marketing solutions provider. The Company’s other business operations include manufacturing, automotive dealerships, restaurants and entertainment venues, custom framing services and home health and hospice services.
Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States of America (GAAP) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (SEC). They include the assets, liabilities, results of operations and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or otherwise controlled by the Company. As permitted under such rules, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the three months ended March 31, 2021 and 2020 may not be indicative of the Company’s future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
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
The Company assessed certain accounting matters that generally require consideration of forecasted financial information, in context with the information reasonably available to the Company and the unknown future impacts of the novel coronavirus (COVID-19) pandemic as of March 31, 2021 and through the date of this filing. The accounting matters assessed included, but were not limited to, the Company’s carrying value of goodwill and other long-lived assets, allowance for doubtful accounts, inventory valuation and related reserves, fair value of financial assets, valuation allowances for tax assets and revenue recognition. Other than the other long-lived asset impairment charges (see Note 8), there were no other impacts to the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2021 resulting from our assessments. The Company’s assessments as of and for the three months ended March 31, 2020 resulted in goodwill and indefinite-lived asset impairment charges (see Note 6 and Note 8). The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s condensed consolidated financial statements in future reporting periods.
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
Acquisition-related costs were expensed as incurred. The aggregate purchase price of the 2020 acquisitions was allocated as follows based on acquisition date fair values to the following assets and liabilities:

Purchase Price Allocation
Year Ended
(in thousands)	December 31, 2020
Accounts receivable	$745
Inventory	3,496
Property, plant and equipment	3,346
Lease right-of-use assets	6,580
Goodwill	73,951
Amortized intangible assets	14,589
Other assets	975
Deferred income taxes	15,958
Other liabilities	(14,917)
Current and noncurrent lease liabilities	(6,593)
Redeemable noncontrolling interest	(6,005)
Aggregate purchase price, net of cash acquired	$92,125
The 2020 fair values recorded were based upon valuations and the estimates and assumptions used in such valuations are subject to change within the measurement period (up to one year from the acquisition date). Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill recorded due to these acquisitions is attributable to the assembled workforces of the acquired companies and expected synergies. The Company expects to deduct $3.2 million of goodwill for income tax purposes for the acquisitions completed in 2020.
The acquired companies were consolidated into the Company’s financial statements starting on their respective acquisition dates. The following unaudited pro forma financial information presents the Company’s results as if the 2020 acquisitions occurred at the beginning of 2019:

Three Months Ended March 31
(in thousands)	2020
Operating revenues	$738,331
Net loss	(40,396)
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
Other Transactions. In March 2021, Hoover’s minority shareholders put the remaining outstanding shares to the Company, which had a redemption value of $3.5 million. Following the redemption, the Company owns 100% of Hoover.
3. INVESTMENTS
Money Market Investments. As of March 31, 2021 and December 31, 2020, the Company had money market investments of $175.2 million and $268.8 million, respectively, that are classified as cash and cash equivalents in the Company’s Condensed Consolidated Balance Sheets.

Investments in Marketable Equity Securities. Investments in marketable equity securities consist of the following:

	As of
	March 31, 2021	December 31, 2020
(in thousands)
Total cost	$280,883	$232,847
Gross unrealized gains	419,469	340,255
Total Fair Value	$700,352	$573,102
At March 31, 2021 and December 31, 2020, the Company owned 44,430 shares and 28,000 shares, respectively, in Markel Corporation (Markel) valued at $50.6 million and $28.9 million, respectively. The Co-Chief Executive Officer of Markel, Mr. Thomas S. Gayner, is a member of the Company’s Board of Directors. As of March 31, 2021, there was no marketable equity security holding that exceeded 5% of the Company’s total assets.
The Company purchased $48.0 million of marketable equity securities during the first three months of 2021. There were no purchases of marketable equity securities during the first three months of 2020.
There were no sales of marketable equity securities during the first three months of 2021. During the first three months of 2020, the gross cumulative realized losses from the sales of marketable equity securities were $2.0 million. The total proceeds from such sales were $48.0 million.
The net gain (loss) on marketable equity securities comprised the following:

	Three Months Ended March 31
(in thousands)	2021	2020
Gain (loss) on marketable equity securities, net	$79,214	$(100,393)
Less: Net losses in earnings from marketable equity securities sold and donated	—	8,774
Net unrealized gains (losses) in earnings from marketable equity securities still held at the end of the period	$79,214	$(91,619)
Investments in Affiliates. As of March 31, 2021, the Company held an approximate 12% interest in Intersection Holdings, LLC, and in several other affiliates; Graham Healthcare Group (GHG) held a 40% interest in Residential Home Health Illinois, a 42.5% interest in Residential Hospice Illinois, a 40% interest in the joint venture formed between GHG and a Michigan hospital, and a 40% interest in the joint venture formed between GHG and Allegheny Health Network (AHN). For each of the three months ended March 31, 2021 and 2020, the Company recorded $2.5 million in revenue for services provided to the affiliates of GHG.
The Company had $39.4 million and $26.1 million in its investment account that represents cumulative undistributed income in its investments in affiliates as of March 31, 2021 and December 31, 2020, respectively.
In the first quarter of 2020, the Company recorded impairment charges of $3.6 million on two of its investments in affiliates as a result of the challenging economic environment for these businesses, of which $2.7 million related to the Company’s investment in Framebridge. It is reasonably possible that further COVID-19 disruptions could result in additional impairment charges related to the Company’s investments in affiliates should the impact of COVID-19 not dissipate or have a worsening adverse impact on our affiliates in future periods. The Company records its share of the earnings or losses of its affiliates from their most recent available financial statements. In some instances, the reporting period of the affiliates’ financial statements lags the Company’s financial reporting period, but such lag is never more than three months. It is possible that the Company’s results of operations for the three months ended March 31, 2021 does not capture the impact of the COVID-19 pandemic on the earnings or losses of the affiliates whose financial results are recorded on a lag basis.
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

Cost Method Investments. The Company held investments without readily determinable fair values in a number of equity securities that are accounted for as cost method investments, which are recorded at cost, less impairment, and adjusted for observable price changes for identical or similar investments of the same issuer. The carrying value of these investments was $38.6 million and $35.7 million as of March 31, 2021 and December 31, 2020, respectively. During the three months ended March 31, 2021, the Company recorded gains of $2.7 million to those equity securities based on observable transactions. During the three months ended March 31, 2020, the Company recorded impairment losses of $2.6 million to those equity securities.
4. ACCOUNTS RECEIVABLE
Accounts receivable consist of the following:

	As of
	March 31, 2021	December 31, 2020
(in thousands)
Receivables from contracts with customers, less estimated credit losses of $21,126 and $21,494	$495,443	$519,577
Other receivables	19,777	17,579
	$515,220	$537,156
Credit loss expense was $1.1 million and $2.4 million for the three months ended March 31, 2021 and 2020, respectively.
5. INVENTORIES, CONTRACTS IN PROGRESS AND VEHICLE FLOOR PLAN PAYABLE
Inventories and contracts in progress consist of the following:

	As of
	March 31, 2021	December 31, 2020
(in thousands)
Raw materials	$46,177	$45,382
Work-in-process	14,534	10,402
Finished goods	71,254	64,061
Contracts in progress	171	777
	$132,136	$120,622
The Company finances new and used vehicle inventory through a standardized floor plan facility (the “floor plan facility”) with Truist Bank. The vehicle floor plan facility bears interest at variable rates that are based on LIBOR plus 1.15% per annum. The weighted average interest rate for the floor plan facility was 1.2% and 2.6% for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, the aggregate capacity under the floor plan facility was $50 million, of which $28.4 million had been utilized, and is included in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheet. Changes in the vehicle floor plan payable are reported as cash flows from financing activities in the Condensed Consolidated Statements of Cash Flows.
The floor plan facility is collateralized by vehicle inventory and other assets of the relevant dealership subsidiary, and contains a number of covenants, including, among others, covenants restricting the dealership subsidiary with respect to the creation of liens and changes in ownership, officers and key management personnel. The Company was in compliance with all of these restrictive covenants as of March 31, 2021.
The floor plan interest expense related to the vehicle floor plan arrangements is offset by amounts received from manufacturers in the form of floor plan assistance capitalized in inventory and recorded against cost of goods sold in the Condensed Consolidated Statements of Operations when the associated inventory is sold. For the three months ended March 31, 2021 and 2020, the Company recognized a reduction in cost of goods sold of $0.6 million and $0.4 million, respectively, related to manufacturer floor plan assistance.
6. GOODWILL AND OTHER INTANGIBLE ASSETS
In the first quarter of 2020, as a result of the uncertainty and challenging operating environment created by the COVID-19 pandemic, the Company performed an interim review of the goodwill, indefinite-lived intangibles and other long-lived assets of the Clyde’s Restaurant Group (CRG) and automotive dealership reporting units and asset groups. As a result of the impairment reviews, the Company recorded a $9.7 million goodwill and indefinite-lived intangible asset impairment charge at CRG and a $6.7 million indefinite-lived intangible asset impairment charge at the auto dealerships. The Company estimated the fair value of the reporting units and indefinite-lived intangible assets by utilizing a discounted cash flow model. The carrying value of the CRG reporting unit and the indefinite-lived intangible assets exceeded the estimated fair value, resulting in a goodwill and indefinite-lived intangible asset impairment charge for the amount by which the carrying value exceeded the estimated fair value. CRG and the automotive dealerships are included in other businesses. Additional COVID-19 disruptions could result in future adverse changes in projections for future operating results or other key assumptions, such as projected revenue, profit margin, capital expenditures or cash flows associated with fair value estimates and could lead to additional future impairments, which could be material.
Amortization of intangible assets for the three months ended March 31, 2021 and 2020, was $13.9 million and $14.2 million, respectively. Amortization of intangible assets is estimated to be approximately $38 million for the remainder of 2021, $46 million in 2022, $38 million in 2023, $27 million in 2024, $21 million in 2025 and $20 million thereafter. The changes in the carrying amount of goodwill, by segment, were as follows:

(in thousands)	Education	Television Broadcasting	Manufacturing	Healthcare	Other Businesses	Total
Balance as of December 31, 2020
Goodwill	$1,183,379	$190,815	$234,993	$98,421	$130,472	$1,838,080
Accumulated impairment losses	(331,151)	—	(7,616)	—	(14,563)	(353,330)
	852,228	190,815	227,377	98,421	115,909	1,484,750
Foreign currency exchange rate changes	387	—	—	—	—	387
Balance as of March 31, 2021
Goodwill	1,183,766	190,815	234,993	98,421	130,472	1,838,467
Accumulated impairment losses	(331,151)	—	(7,616)	—	(14,563)	(353,330)
	$852,615	$190,815	$227,377	$98,421	$115,909	$1,485,137
The changes in carrying amount of goodwill at the Company’s education division were as follows:

(in thousands)	Kaplan International	Higher Education	Supplemental Education	Total
Balance as of December 31, 2020
Goodwill	$634,749	$174,564	$374,066	$1,183,379
Accumulated impairment losses	—	(111,324)	(219,827)	(331,151)
	634,749	63,240	154,239	852,228
Foreign currency exchange rate changes	361	—	26	387
Balance as of March 31, 2021
Goodwill	635,110	174,564	374,092	1,183,766
Accumulated impairment losses	—	(111,324)	(219,827)	(331,151)
	$635,110	$63,240	$154,265	$852,615
Other intangible assets consist of the following:

		As of March 31, 2021			As of December 31, 2020
(in thousands)	Useful Life Range	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Student and customer relationships	2–10 years	$293,481	$185,781	$107,700	$294,077	$178,075	$116,002
Trade names and trademarks	2–10 years	109,485	57,667	51,818	109,809	54,766	55,043
Network affiliation agreements	10 years	17,400	7,322	10,078	17,400	6,888	10,512
Databases and technology	3–6 years	34,747	21,572	13,175	34,864	19,924	14,940
Noncompete agreements	2–5 years	1,000	963	37	1,000	937	63
Other	1–8 years	24,800	17,567	7,233	24,800	16,714	8,086
		$480,913	$290,872	$190,041	$481,950	$277,304	$204,646
Indefinite-Lived Intangible Assets
Trade names and trademarks		$88,042			$87,429
Franchise agreements		21,858			21,858
FCC licenses		11,000			11,000
Licensure and accreditation		150			150
		$121,050			$120,437

7. DEBT
The Company’s borrowings consist of the following:

	As of
	March 31, 2021	December 31, 2020
(in thousands)
5.75% unsecured notes due June 1, 2026 (1)	$396,289	$396,112
Revolving credit facility	75,621	74,686
Commercial note	24,500	25,250
Pinnacle Bank term loan	10,411	10,692
Pinnacle Bank line of credit	73	2,295
Other indebtedness	3,435	3,520
Total Debt	$510,329	$512,555
Less: current portion	(4,238)	(6,452)
Total Long-Term Debt	$506,091	$506,103
____________
(1)     The carrying value is net of $3.7 million and $3.9 million of unamortized debt issuance costs as of March 31, 2021 and December 31, 2020, respectively.
The outstanding balance on the Company’s revolving credit facility was £55 million as of March 31, 2021 with interest payable at the 3 month GBP LIBOR plus 1.50%. The Company’s other indebtedness at March 31, 2021 and December 31, 2020 is at interest rates of 0% to 16% and matures between 2023 and 2030.
The Company is in compliance with all financial covenants as of March 31, 2021.
During the three months ended March 31, 2021 and 2020, the Company had average borrowings outstanding of approximately $512.1 million and $511.4 million, respectively, at average annual interest rates of approximately 5.0% and 5.1%, respectively. During the three months ended March 31, 2021 and 2020, the Company incurred net interest expense of $7.6 million and $6.5 million, respectively.
During the three months ended March 31, 2021, the Company recorded interest expense of $1.1 million to adjust the fair value of the mandatorily redeemable noncontrolling interest. The fair value of the mandatorily redeemable noncontrolling interest was based on the fair value of the underlying subsidiaries owned by GHC One, after taking into account any debt and other noncontrolling interests of its subsidiary investments. The fair value of the owned subsidiaries is determined by reference to either a discounted cash flow or EBITDA multiple, which approximates fair value (Level 3 fair value assessment).
At March 31, 2021 and December 31, 2020, the fair value of the Company’s 5.75% unsecured notes, based on quoted market prices (Level 2 fair value assessment), totaled $418.4 million and $421.7 million, respectively, compared with the carrying amount of $396.3 million and $396.1 million, respectively. The carrying value of the Company’s other unsecured debt at March 31, 2021 and December 31, 2020 approximates fair value.

8. FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	As of March 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market investments (1)	$—	$175,200	$—	$175,200
Marketable equity securities (2)	700,352	—	—	700,352
Other current investments (3)	10,121	5,107	—	15,228
Total Financial Assets	$710,473	$180,307	$—	$890,780
Liabilities
Deferred compensation plan liabilities (4)	$—	$29,442	$—	$29,442
Contingent consideration liabilities (5)	—	—	35,822	35,822
Interest rate swap (6)	—	1,720	—	1,720
Mandatorily redeemable noncontrolling interest (7)	—	—	10,272	10,272
Total Financial Liabilities	$—	$31,162	$46,094	$77,256

	As of December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market investments (1)	$—	$268,841	$—	$268,841
Marketable equity securities (2)	573,102	—	—	573,102
Other current investments (3)	10,397	4,083	—	14,480
Total Financial Assets	$583,499	$272,924	$—	$856,423
Liabilities
Deferred compensation plan liabilities (4)	$—	$31,178	$—	$31,178
Contingent consideration liabilities (5)	—	—	37,174	37,174
Interest rate swap (6)	—	2,342	—	2,342
Foreign exchange swap (8)	—	259	—	259
Mandatorily redeemable noncontrolling interest (7)	—	—	9,240	9,240
Total Financial Liabilities	$—	$33,779	$46,414	$80,193
____________

(1)	The Company’s money market investments are included in cash and cash equivalents and the value considers the liquidity of the counterparty.
(2)
The Company’s investments in marketable equity securities are held in common shares of U.S. and Canadian corporations that are actively traded on U.S. and Canadian stock exchanges. Price quotes for these shares are readily available.

(3)	Includes U.S. Government Securities, corporate bonds, mutual funds and time deposits. These investments are valued using a market approach based on the quoted market prices of the security or inputs that include quoted market prices for similar instruments and are classified as either Level 1 or Level 2 in the fair value hierarchy.
(4)	Includes Graham Holdings Company’s Deferred Compensation Plan and supplemental savings plan benefits under the Graham Holdings Company’s Supplemental Executive Retirement Plan, which are included in accrued compensation and related benefits. These plans measure the market value of a participant’s balance in a notional investment account that is comprised primarily of mutual funds, which are based on observable market prices. However, since the deferred compensation obligations are not exchanged in an active market, they are classified as Level 2 in the fair value hierarchy. Realized and unrealized gains (losses) on deferred compensation are included in operating income.
(5)	Included in Accounts payable and accrued liabilities and Other Liabilities. The Company determined the fair value of the contingent consideration liabilities using a Monte Carlo simulation as of the acquisition dates, which included using estimated financial projections for the acquired businesses.
(6)	Included in Other Liabilities. The Company utilized a market approach model using the notional amount of the interest rate swap multiplied by the observable inputs of time to maturity and market interest rates.
(7)	The fair value of the mandatorily redeemable noncontrolling interest is based on the fair value of the underlying subsidiaries owned by GHC One, after taking into account any debt and other noncontrolling interests of its subsidiary investments. The fair value of the owned subsidiaries is determined by reference to either a discounted cash flow or EBITDA multiple, which approximates fair value.
(8)	Included in Accounts payable and accrued liabilities, and valued based on a valuation model that calculates the differential between the contract price and the market-based forward rate.

The following table provides a reconciliation of changes in the Company’s financial liabilities measured at fair value on a recurring basis, using Level 3 inputs:

(in thousands)	Contingent consideration liabilities	Mandatorily redeemable noncontrolling interest
As of December 31, 2020	$37,174	$9,240
Changes in fair value	$—	$1,051
Accretion of value included in net income	$606	$—
Settlements or distributions	$(1,849)	$(19)
Foreign currency exchange rate changes	$(109)	$—
As of March 31, 2021	$35,822	$10,272
During the three months ended March 31, 2021, the Company recorded other long-lived asset impairment charges of $1.0 million. During the three months ended March 31, 2020, the Company recorded goodwill and indefinite-lived intangible asset impairment charges of $16.4 million. The remeasurement of the goodwill and other long-lived assets is classified as a Level 3 fair value assessment due to the significance of unobservable inputs developed in the determination of the fair value. The Company used a discounted cash flow model to determine the estimated fair value of the reporting unit, indefinite-lived intangible assets, and other long-lived assets. A market value approach was also utilized to supplement the discounted cash flow model. The Company made estimates and assumptions regarding future cash flows, royalty rates, discount rates, market values, and long-term growth rates.
During the three months ended March 31, 2021, the Company recorded gains of $2.7 million to equity securities that are accounted for as cost method investments based on observable transactions for identical or similar investments of the same issuer. During the three months ended March 31, 2020, the Company recorded impairment losses of $2.6 million to equity securities that are accounted for as cost method investments.
During the three months ended March 31, 2020, the Company recorded impairment charges of $3.6 million on two of its investments in affiliates.
9. INCOME TAXES
On July 1, 2015 (the Distribution Date), the Company completed the spin-off of Cable ONE as an independent, publicly traded company. The transaction was structured as a tax-free spin-off of Cable ONE to the stockholders of the Company. Since July 1, 2015, Cable One has been an independent public company trading on the New York Stock Exchange under the symbol “CABO”. In connection with the Coronavirus Aid, Relief and Economic Security (CARES) Act, Cable One has the ability to carryback its 2019 taxable losses to the tax period from January 1, 2015 to June 30, 2015, the period in which Cable One was included in the Company’s 2015 tax return. As a result, the Company amended its 2015 tax returns in order to accommodate Cable One's request to carryback its 2019 taxable losses. The Company expects that this action will have no impact on the results or the financial position of the Company. To reflect the expected refund due to Cable One, the Company has included an estimated $15.9 million current income tax receivable and a corresponding current liability to Cable One on its balance sheet as of March 31, 2021.
The Company's effective tax rate for the first three months of 2021 was 26.9%. The Company’s effective tax rate for the first three months of 2020 was 57.3%, which was generally based on the Company’s estimated effective tax rate for fiscal year 2020. The Company’s estimated tax rate for 2020 included the adverse impacts of the COVID-19 pandemic and losses on marketable equity securities on the Company’s estimated pre-tax income for 2020, resulting in a significantly higher overall estimated tax rate, as permanent differences and increased valuation allowances have a larger impact on the overall estimated effective tax rate.
10. REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company generated 77% and 74% of its revenue from U.S. domestic sales for the three months ended March 31, 2021 and March 31, 2020, respectively. The remaining 23% and 26% of revenue was generated from non-U.S. sales for the three months ended March 31, 2021 and March 31, 2020, respectively.
For the three months ended March 31, 2021, the Company recognized 70% of its revenue over time as control of the services and goods transferred to the customer, and the remaining 30% at a point in time, when the customer obtained control of the promised goods. For the three months ended March 31, 2020, the Company recognized 73% of its revenue over time, and the remaining 27% at a point in time.
Contract Assets. As of March 31, 2021, the Company recognized a contract asset of $10.0 million related to a contract at a Kaplan International business, which is included in Deferred Charges and Other Assets. The Company expects to recognize an additional $7.8 million related to this performance obligation over the next twelve months. As of December 31, 2020, the contract asset was $8.7 million.

Deferred Revenue. The Company records deferred revenue when cash payments are received or due in advance of the Company’s performance, including amounts which are refundable. The following table presents the change in the Company’s deferred revenue balance:

	As of
	March 31, 2021	December 31, 2020%
(in thousands)			Change
Deferred revenue	$336,440	$343,322	(2)
In April 2020, GHG received $31.5 million under the expanded Medicare Accelerated and Advanced Payment Program modified by the CARES Act as a result of COVID-19. The amount is included in the current and noncurrent deferred revenue balances on the Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020. The Department of Health and Human Services will recoup this advance beginning 365 days after the payment was issued, and the deferred revenue will be reduced by a portion of the amount of revenue recognized for claims submitted for services provided after the recoupment period begins.
The majority of the change in deferred revenue balance is related to the cyclical nature of services in the education segment. During the three months ended March 31, 2021, the Company recognized $145.1 million related to the Company’s deferred revenue balance as of December 31, 2020.
Revenue allocated to remaining performance obligations represents deferred revenue amounts that will be recognized as revenue in future periods. As of March 31, 2021, the deferred revenue balance related to certain medical and nursing qualifications with an original contract length greater than twelve months at Kaplan Supplemental Education was $7.3 million. Kaplan Supplemental Education expects to recognize 64% of this revenue over the next twelve months and the remainder thereafter.
Costs to Obtain a Contract. The following table presents changes in the Company’s costs to obtain a contract asset:

(in thousands)	Balance at Beginning of Period	Costs associated with new contracts	Less: Costs amortized during the period	Other	Balance at End of Period
2021	$24,363	$11,833	$(13,298)	$(95)	$22,803
Other activity includes currency translation adjustments for the three months ended March 31, 2021.
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

The following reflects the Company’s net income (loss) and share data used in the basic and diluted earnings (loss) per share computations using the two-class method:

	Three Months Ended March 31
(in thousands, except per share amounts)	2021	2020
Numerator:
Numerator for basic earnings (loss) per share:
Net income (loss) attributable to Graham Holdings Company common stockholders	$112,450	$(33,245)
Less: Dividends paid-common stock outstanding and unvested restricted shares	(15,106)	(15,289)
Undistributed earnings (loss)	97,344	(48,534)
Percent allocated to common stockholders (1)	99.33%	100.00%
	96,693	(48,534)
Add: Dividends paid-common stock outstanding	15,005	15,205
Numerator for basic earnings (loss) per share	$111,698	$(33,329)
Add: Additional undistributed earnings due to dilutive stock options	1	—
Numerator for diluted earnings (loss) per share	$111,699	$(33,329)
Denominator:
Denominator for basic earnings (loss) per share:
Weighted average shares outstanding	4,967	5,274
Add: Effect of dilutive stock options	10	—
Denominator for diluted earnings (loss) per share	4,977	5,274
Graham Holdings Company Common Stockholders:
Basic earnings (loss) per share	$22.49	$(6.32)
Diluted earnings (loss) per share	$22.44	$(6.32)
_______
(1) Percent of undistributed losses allocated to common stockholders was 100% in the first three months of 2020 as participating securities are not contractually obligated to share in losses.
Diluted earnings (loss) per share excludes the following weighted average potential common shares, as the effect would be antidilutive, as computed under the treasury stock method:

	Three Months Ended March 31
(in thousands)	2021	2020
Weighted average restricted stock	9	12
Weighted average stock options	—	27
The diluted earnings (loss) per share amounts for the three months ended March 31, 2021 and March 31, 2020 exclude the effects of 104,000 stock options outstanding, as their inclusion would have been antidilutive due to a market condition.
In the three months ended March 31, 2021 and March 31, 2020, the Company declared regular dividends totaling $3.02 and $2.90 per common share, respectively.
12. PENSION AND POSTRETIREMENT PLANS
Defined Benefit Plans. The total benefit arising from the Company’s defined benefit pension plans consists of the following components:

	Three Months Ended March 31
(in thousands)	2021	2020
Service cost	$5,602	$5,783
Interest cost	6,654	8,169
Expected return on assets	(34,576)	(28,444)
Amortization of prior service cost	711	708
Recognized actuarial gain	(2,892)	—
Net Periodic Benefit	$(24,501)	$(13,784)

The total cost arising from the Company’s Supplemental Executive Retirement Plan (SERP) consists of the following components:

	Three Months Ended March 31
(in thousands)	2021	2020
Service cost	$255	$238
Interest cost	736	919
Amortization of prior service cost	83	83
Recognized actuarial loss	1,482	1,317
Net Periodic Cost	$2,556	$2,557
Defined Benefit Plan Assets. The Company’s defined benefit pension obligations are funded by a portfolio made up of a private investment fund, a U.S. stock index fund, and a relatively small number of stocks and high-quality fixed-income securities that are held by a third-party trustee. The assets of the Company’s pension plans were allocated as follows:

	As of
	March 31, 2021	December 31, 2020

U.S. equities	61%	58%
Private investment fund	17%	18%
U.S. stock index fund	9%	9%
International equities	8%	8%
U.S. fixed income	5%	7%
	100%	100%
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
The Company evaluated its defined benefit pension plan asset portfolio for the existence of significant concentrations (defined as greater than 10% of plan assets) of credit risk as of March 31, 2021. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country and individual fund. At March 31, 2021, the pension plan held investments in one common stock and one private investment fund that exceeded 10% of total plan assets, valued at $885.3 million, or approximately 30% of total plan assets. At December 31, 2020, the pension plan held investments in one common stock and one private investment fund that exceeded 10% of total plan assets, valued at $850.6 million, or approximately 30% of total plan assets.

Other Postretirement Plans. The total cost arising from the Company’s other postretirement plans consists of the following components:

	Three Months Ended March 31
(in thousands)	2021	2020
Interest cost	$36	$62
Amortization of prior service credit	(2)	(120)
Recognized actuarial gain	(1,019)	(1,097)
Net Periodic Benefit	$(985)	$(1,155)
13. OTHER NON-OPERATING INCOME
A summary of non-operating income is as follows:

	Three Months Ended March 31
(in thousands)	2021	2020
Gain on a cost method investment	$2,723	$—
Gain on sale of businesses	802	107
Gain on sale of cost method investments	94	518
Foreign currency gain, net	3	4,290
Impairment of cost method investments	—	(2,577)
Loss on sale of an equity affiliate	—	(103)
Other gain, net	2,698	453
Total Other Non-Operating Income	$6,320	$2,688
In the first quarter of 2021, the Company recorded a gain of $2.7 million resulting from observable price changes in the fair value of an equity security accounted for under the cost method.
In the first quarter of 2020, the Company recorded impairment losses of $2.6 million to equity securities that are accounted for as cost method investments.
14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The other comprehensive loss consists of the following components:

	Three Months Ended March 31
	2021			2020
	Before-Tax	Income	After-Tax	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(486)	$—	$(486)	$(37,376)	$—	$(37,376)
Pension and other postretirement plans:
Amortization of net prior service cost included in net income	792	(213)	579	671	(181)	490
Amortization of net actuarial (gain) loss included in net income	(2,429)	656	(1,773)	220	(60)	160
	(1,637)	443	(1,194)	891	(241)	650
Cash flow hedges:
Gain (loss) for the period	621	(144)	477	(1,578)	361	(1,217)
Other Comprehensive Loss	$(1,502)	$299	$(1,203)	$(38,063)	$120	$(37,943)
The accumulated balances related to each component of other comprehensive income (loss) are as follows:

(in thousands, net of taxes)	Cumulative Foreign Currency Translation Adjustment	Unrealized Gain on Pensions and Other Postretirement Plans	Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance as of December 31, 2020	$9,754	$595,287	$(1,727)	$603,314
Other comprehensive (loss) income before reclassifications	(486)	—	323	(163)
Net amount reclassified from accumulated other comprehensive income (loss)	—	(1,194)	154	(1,040)
Other comprehensive (loss) income, net of tax	(486)	(1,194)	477	(1,203)
Balance as of March 31, 2021	$9,268	$594,093	$(1,250)	$602,111

The amounts and line items of reclassifications out of Accumulated Other Comprehensive Income (Loss) are as follows:

	Three Months Ended March 31		Affected Line Item in the Condensed Consolidated Statements of Operations

(in thousands)	2021	2020
Pension and Other Postretirement Plans:
Amortization of net prior service cost	$792	$671	(1)
Amortization of net actuarial (gain) loss	(2,429)	220	(1)
	(1,637)	891	Before tax
	443	(241)	Provision for (Benefit from) Income Taxes
	(1,194)	650	Net of Tax
Cash Flow Hedges
	154	29	Interest expense
	—	7	Provision for (Benefit from) Income Taxes
	154	36	Net of Tax
Total reclassification for the period	$(1,040)	$686	Net of Tax
____________
(1)    These accumulated other comprehensive income components are included in the computation of net periodic pension and postretirement plan cost (see Note 12) and are included in non-operating pension and postretirement benefit income in the Company’s Condensed Consolidated Statements of Operations.
15. CONTINGENCIES
Litigation, Legal and Other Matters.  The Company and its subsidiaries are subject to complaints and administrative proceedings and are defendants in various civil lawsuits that have arisen in the ordinary course of their businesses, including contract disputes; actions alleging negligence, libel, defamation and invasion of privacy; trademark, copyright and patent infringement; violations of employment laws and applicable wage and hour laws; and statutory or common law claims involving current and former students and employees. Although the outcomes of the legal claims and proceedings against the Company cannot be predicted with certainty, based on currently available information, management believes that there are no existing claims or proceedings that are likely to have a material effect on the Company’s business, financial condition, results of operations or cash flows. However, based on currently available information, management believes it is reasonably possible that future losses from existing and threatened legal, regulatory and other proceedings in excess of the amounts recorded could reach approximately $10 million.
16. BUSINESS SEGMENTS
The Company has six reportable segments: Kaplan International, Kaplan Higher Education, Kaplan Supplemental Education, Television Broadcasting, Manufacturing and Healthcare.

The following tables summarize the financial information related to each of the Company’s business segments:

	Three months ended
	March 31
(in thousands)	2021	2020
Operating Revenues
Education	$329,317	$356,378
Television broadcasting	113,625	115,448
Manufacturing	115,960	113,458
Healthcare	50,043	45,994
Other businesses	104,039	101,282
Corporate office	—	—
Intersegment elimination	(529)	(303)
	$712,455	$732,257
Income (Loss) from Operations before Amortization of Intangible Assets and Impairment of Goodwill and Other Long-Lived Assets
Education	$24,148	$8,893
Television broadcasting	34,337	37,136
Manufacturing	15,894	13,638
Healthcare	7,921	4,479
Other businesses	(18,692)	(16,923)
Corporate office	(14,780)	(8,572)
	$48,828	$38,651
Amortization of Intangible Assets and Impairment of Goodwill and Other Long-Lived Assets
Education	$5,212	$4,201
Television broadcasting	1,359	1,360
Manufacturing	6,987	7,137
Healthcare	781	1,310
Other businesses	645	16,558
Corporate office	—	—
	$14,984	$30,566
Income (Loss) from Operations
Education	$18,936	$4,692
Television broadcasting	32,978	35,776
Manufacturing	8,907	6,501
Healthcare	7,140	3,169
Other businesses	(19,337)	(33,481)
Corporate office	(14,780)	(8,572)
	$33,844	$8,085
Equity in Earnings (Losses) of Affiliates, Net	13,428	(1,547)
Interest Expense, Net	(7,558)	(6,527)
Non-Operating Pension and Postretirement Benefit Income, Net	28,787	18,403
Gain (Loss) on Marketable Equity Securities, Net	79,214	(100,393)
Other Income, Net	6,320	2,688
Income (Loss) Before Income Taxes	$154,035	$(79,291)
Depreciation of Property, Plant and Equipment
Education	$7,780	$7,329
Television broadcasting	3,473	3,343
Manufacturing	2,517	2,527
Healthcare	317	540
Other businesses	2,290	2,790
Corporate office	168	175
	$16,545	$16,704
Pension Service Cost
Education	$2,283	$2,585
Television broadcasting	835	796
Manufacturing	395	394
Healthcare	172	159
Other businesses	369	463
Corporate office	1,548	1,386
	$5,602	$5,783

Asset information for the Company’s business segments is as follows:

	As of
(in thousands)	March 31, 2021	December 31, 2020
Identifiable Assets
Education	$1,901,257	$1,975,104
Television broadcasting	450,403	453,988
Manufacturing	557,631	551,611
Healthcare	160,033	160,654
Other businesses	506,936	517,533
Corporate office	341,980	348,045
	$3,918,240	$4,006,935
Investments in Marketable Equity Securities	700,352	573,102
Investments in Affiliates	169,203	155,777
Prepaid Pension Cost	1,730,625	1,708,305
Total Assets	$6,518,420	$6,444,119
The Company’s education division comprises the following operating segments:

	Three months ended
	March 31
(in thousands)	2021	2020
Operating Revenues
Kaplan international	$171,895	$199,615
Higher education	75,686	73,537
Supplemental education	79,655	81,288
Kaplan corporate and other	3,363	3,205
Intersegment elimination	(1,282)	(1,267)
	$329,317	$356,378
Income (Loss) From Operations before Amortization of Intangible Assets and Impairment of Long-Lived Assets
Kaplan international	$10,207	$18,980
Higher education	6,253	(2,020)
Supplemental education	12,497	(6,550)
Kaplan corporate and other	(4,907)	(1,522)
Intersegment elimination	98	5
	$24,148	$8,893
Amortization of Intangible Assets	$4,165	$4,201
Impairment of Long-Lived Assets	$1,047	$—
Income (Loss) from Operations
Kaplan international	$10,207	$18,980
Higher education	6,253	(2,020)
Supplemental education	12,497	(6,550)
Kaplan corporate and other	(10,119)	(5,723)
Intersegment elimination	98	5
	$18,936	$4,692
Depreciation of Property, Plant and Equipment
Kaplan international	$5,252	$4,578
Higher education	852	723
Supplemental education	1,576	1,939
Kaplan corporate and other	100	89
	$7,780	$7,329
Pension Service Cost
Kaplan international	$71	$112
Higher education	1,083	1,070
Supplemental education	931	1,085
Kaplan corporate and other	198	318
	$2,283	$2,585

Asset information for the Company’s education division is as follows:

	As of
(in thousands)	March 31, 2021	December 31, 2020
Identifiable Assets
Kaplan international	$1,387,772	$1,455,722
Higher education	188,602	187,123
Supplemental education	265,408	274,687
Kaplan corporate and other	59,475	57,572
	$1,901,257	$1,975,104

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.
This analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto.
Results of Operations
The Company reported net income attributable to common shares of $112.5 million ($22.44 per share) for the first quarter of 2021, compared to a loss of $33.2 million ($6.32 per share) for the first quarter of 2020.
The COVID-19 pandemic and measures taken to prevent its spread, such as travel restrictions, shelter in place orders and mandatory closures, significantly impacted the Company’s results for 2020 and the first three months of 2021, largely from reduced demand for the Company’s products and services. This significant adverse impact is expected to continue for several of the Company’s businesses for the remainder of 2021. The Company’s management has taken a variety of measures to reduce costs and implement changes to business operations. The Company cannot predict the severity or duration of the pandemic, the extent to which demand for the Company’s products and services will be adversely affected or the degree to which financial and operating results will be negatively impacted.
Items included in the Company’s income before income taxes for the first quarter of 2021:
•a $0.6 million reduction to operating expenses from property, plant and equipment gains in connection with the spectrum repacking mandate of the FCC;
•$79.2 million in net gains on marketable equity securities;
•$10.3 million in net earnings of affiliates whose operations are not managed by the Company;
•a non-operating gain of $2.7 million from the write-up of a cost method investment; and
•$1.1 million in interest expense to adjust the fair value of the mandatorily redeemable noncontrolling interest.
Items included in the Company’s loss before income taxes for the first quarter of 2020:
•$16.4 million in goodwill and intangible asset impairment charges;
•a $0.3 million reduction to operating expenses from property, plant and equipment gains in connection with the spectrum repacking mandate of the FCC;
•$100.4 million in net losses on marketable equity securities;
•$0.6 million in net losses of affiliates whose operations are not managed by the Company;
•non-operating losses of $6.1 million from impairments of cost method and equity method investments; and
•$4.3 million in non-operating foreign currency gains.
Revenue for the first quarter of 2021 was $712.5 million, down 3% from $732.3 million in the first quarter of 2020. Revenues declined at education and television broadcasting, partially offset by increases at manufacturing, healthcare and other businesses. The Company reported operating income of $33.8 million for the first quarter of 2021, compared to $8.1 million for the first quarter of 2020. The operating income increase is driven by improved results in education, manufacturing, healthcare and other businesses, partially offset by declines in television broadcasting.
On April 5, 2021, the Company announced it had entered into an agreement to acquire all outstanding shares of common stock of Leaf Group Ltd. (NYSE:LEAF) at $8.50 per share in an all cash transaction valued at approximately $323 million. Leaf Group, headquartered in Santa Monica, CA, is a consumer internet company that builds enduring, creator-driven brands that reach passionate audiences in large and growing lifestyle categories, including fitness and wellness (Well+Good, Livestrong.com and MyPlate App), and home, art and design (Saatchi Art, Society6 and Hunker). The transaction is expected to close in June or July of 2021 and is subject to approval of the Leaf Group shareholders, regulatory approval and the satisfaction of other closing conditions.

Division Results
Education
Education division revenue totaled $329.3 million for the first quarter of 2021, down 8% from $356.4 million for the same period of 2020. Kaplan reported operating income of $18.9 million for the first quarter of 2021, compared to operating income of $4.7 million for the first quarter of 2020.
The COVID-19 pandemic adversely impacted Kaplan’s operating results beginning in February 2020 and continuing through the first quarter of 2021.
Kaplan serves a significant number of students who travel to other countries to study a second language, prepare for licensure, or pursue a higher education degree. Government-imposed travel restrictions and school closures arising from COVID-19 had a negative impact on the ability of international students to travel and attend Kaplan’s programs, particularly Kaplan International’s Language programs. In addition, most licensing bodies and administrators of standardized exams postponed or canceled scheduled examinations due to COVID-19, resulting in a significant number of students deciding to defer their studies, negatively impacting Kaplan’s exam preparation education businesses. Overall, this is expected to continue to adversely impact Kaplan's revenues and operating results for the remainder of 2021, particularly at Kaplan International Languages.
To help mitigate the adverse impact of COVID-19, Kaplan implemented a number of significant cost reduction and restructuring activities across its businesses in 2020. Related to these restructuring activities, Kaplan recorded $1.0 million in lease impairment charges in the first quarter of 2021 and $2.1 million in lease restructuring costs in the first quarter of 2020. Kaplan management is continuing to monitor the ongoing COVID-19 disruptions and changes in its operating environment and may develop and implement further restructuring activities in 2021.
In 2020, Kaplan also accelerated the development and promotion of various online programs and solutions, rapidly transitioned most of its classroom-based programs online and addressed the individual needs of its students and partners, substantially reducing the disruption from COVID-19 while simultaneously adding important new product offerings and operating capabilities. Further, in the fourth quarter of 2020, Kaplan combined its three primary divisions based in the United States (Kaplan Test Prep, Kaplan Professional, and Kaplan Higher Education) into one business known as Kaplan North America (KNA). This combination is designed to enhance Kaplan’s competitiveness by better leveraging its diversified academic and professional portfolio, as well as its relationship with students, universities and businesses. For financial reporting purposes, KNA is reported in two segments: Higher Education and Supplemental Education (combining Kaplan Test Prep and Kaplan Professional (U.S.) into one reporting segment).
A summary of Kaplan’s operating results is as follows:

	Three Months Ended
	March 31
(in thousands)	2021	2020	% Change
Revenue
Kaplan international	$171,895	$199,615	(14)
Higher education	75,686	73,537	3
Supplemental education	79,655	81,288	(2)
Kaplan corporate and other	3,363	3,205	5
Intersegment elimination	(1,282)	(1,267)	—
	$329,317	$356,378	(8)
Operating Income (Loss)
Kaplan international	$10,207	$18,980	(46)
Higher education	6,253	(2,020)	—
Supplemental education	12,497	(6,550)	—
Kaplan corporate and other	(4,907)	(1,522)	—
Amortization of intangible assets	(4,165)	(4,201)	1
Impairment of long-lived assets	(1,047)	—	—
Intersegment elimination	98	5	—
	$18,936	$4,692	—
Kaplan International includes postsecondary education, professional training and language training businesses largely outside the United States. Kaplan International revenue decreased 14% for the first quarter of 2021 (20% on a constant currency basis) due largely to COVID-19 disruptions at Languages. Kaplan International reported operating income of $10.2 million in the first quarter of 2021, compared to $19.0 million in the first quarter of 2020. The decline in operating results in the first three months of 2021 is due primarily to $13 million in losses incurred at

Languages from significant COVID-19 disruptions. Due to the continuation of travel restrictions imposed as a result of COVID-19, Kaplan expects the disruption of its Languages business operating environment to continue in 2021.
Higher Education includes the results of Kaplan as a service provider to higher education institutions. In the first quarter of 2021, Higher Education revenue grew 3%, due to an increase in the Purdue Global fee recorded and revenue from new university agreements. For the first quarter of 2021, Kaplan recorded a portion of the fee with Purdue Global based on an assessment of its collectability under the TOSA; no fee with Purdue Global was recorded in the first quarter of 2020. Purdue Global experienced increased enrollment for the first three months of 2021, which resulted in improved Higher Education results. The Company will continue to assess the collectability of the fee with Purdue Global on a quarterly basis to make a determination as to whether to record all or part of the fee in the future and whether to make adjustments to fee amounts recognized in earlier periods. The first quarter 2020 operating loss at Higher Education includes $2.0 million in lease restructuring costs.
As of March 31, 2021, Kaplan had a total outstanding accounts receivable balance of $88.6 million from Purdue Global related to amounts due for reimbursements for services, fees earned and a deferred fee. Included in this total, Kaplan has a $19.0 million long-term receivable balance due from Purdue Global at March 31, 2021, related to the advance of $20 million during the initial KU Transaction.
Supplemental Education includes Kaplan’s standardized test preparation programs and domestic professional and other continuing education businesses. Supplemental Education revenue declined 2% for the first quarter of 2021, due to a decline in retail comprehensive test preparation demand, offset in part by product-life extensions in the first quarter of 2020 related to the postponement of various standardized test and certification exam dates due to COVID-19, as well as growth in real estate and insurance programs. Operating results improved in 2021 due to savings from restructuring activities implemented in 2020 and the adverse revenue impact from product-life extensions in the first quarter of 2020.
Kaplan corporate and other represents unallocated expenses of Kaplan, Inc.’s corporate office, other minor businesses and certain shared activities. Overall, Kaplan corporate and other expenses increased in the first three months of 2021 due to higher incentive compensation costs.
Television Broadcasting

	Three Months Ended
	March 31
(in thousands)	2021	2020	% Change
Revenue	$113,625	$115,448	(2)
Operating Income	32,978	35,776	(8)
Revenue at the television broadcasting division decreased 2% to $113.6 million in the first quarter of 2021, from $115.4 million in the same period of 2020. The revenue decrease is due to a $10.3 million decline in political advertising revenue, partially offset by a $4.1 million increase in retransmission revenues and increased local and national advertising revenues, which were adversely impacted in 2020 by reduced demand related to the COVID-19 pandemic. In the first quarter of 2021 and 2020, the television broadcasting division recorded $0.6 million and $0.3 million, respectively, in reductions to operating expenses related to property, plant and equipment gains due to new equipment received at no cost in connection with the spectrum repacking mandate of the FCC. Operating income for the first quarter of 2021 decreased 8% to $33.0 million, from $35.8 million in the same period of 2020, due to reduced revenues and higher network fees.
In March 2021, the Company’s television stations located in Orlando, FL and Jacksonville, FL received approval of their FCC license renewals through February 1, 2029.
Manufacturing

	Three Months Ended
	March 31
(in thousands)	2021	2020	% Change
Revenue	$115,960	$113,458	2
Operating Income	8,907	6,501	37
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
Manufacturing revenues increased 2% in the first quarter of 2021. The revenue growth is due primarily to increased revenues at Hoover from significantly higher wood prices but lower product demand, partially offset by lower revenues at Dekko due to a significant reduction in product demand, particularly in the commercial office electrical products, hospitality, transportation and industrial sectors. Manufacturing operating results improved in the first quarter of 2021 due to significantly higher results at Hoover from substantial gains on inventory sales, partially offset by a significant decline in Dekko results from lower revenues. Since the onset of the COVID-19 pandemic in the second half of March 2020, lower product demand at Dekko has adversely impacted manufacturing revenues and operating income and this is expected to continue throughout 2021.
Healthcare

	Three Months Ended
	March 31
(in thousands)	2021	2020	% Change
Revenue	$50,043	$45,994	9
Operating Income	7,140	3,169	—
The Graham Healthcare Group (GHG) provides home health and hospice services in three states. GHG provides other healthcare services, including nursing care and prescription services for patients receiving in-home infusion treatments through its 75% interest in CSI Pharmacy Holdings Company, LLC (CSI). Healthcare revenues increased 9% for the first quarter of 2021, due to growth at CSI and home health services. The increase in GHG operating results in the first quarter of 2021 is due to improved results from home health services and CSI. In the second half of March 2020, GHG home health patient volumes declined, due primarily to the curtailment of elective procedures by health systems due to the COVID-19 pandemic.
Other Businesses
Automotive
Automotive includes three automotive dealerships in the Washington, D.C. metropolitan area: Lexus of Rockville, Honda of Tysons Corner, and Ourisman Jeep of Bethesda. Revenues for the first quarter of 2021 increased due to sales growth at each of the three dealerships, due partly to significantly reduced demand for sales and service in the first quarter of 2020 at the onset of the COVID-19 pandemic in March 2020. As a result of the pandemic and the related recessionary conditions, the Company’s automotive dealerships recorded a $6.7 million intangible asset impairment charge in the first quarter of 2020. Operating earnings for the first quarter of 2021 improved from a loss in the prior year due to increased sales, in addition to the impairment charge recorded in the first quarter of 2020.
Clyde’s Restaurant Group (CRG)
Clyde’s Restaurant Group (CRG) owns and operates eleven restaurants and entertainment venues in the Washington, D.C. metropolitan area, including Old Ebbitt Grill and The Hamilton. As a result of the COVID-19 pandemic, CRG temporarily closed all of its restaurants and venues in the second half of March 2020 through mid-June 2020, pursuant to government orders, maintaining limited operations for outdoor dining, delivery and pickup. CRG recorded a $9.7 million goodwill and intangible assets impairment charge in the first quarter of 2020. In December 2020, CRG temporarily closed its restaurant dining rooms in Maryland and the District of Columbia for the second time, reopening again for limited indoor dining service in mid-February 2021.
Overall, CRG incurred significant operating losses in each of the first quarters of 2021 and 2020 due to limited revenues and costs incurred to maintain its facilities and support its employees, and CRG is uncertain as to the timing and other details regarding a full reopening. While CRG revenues have been adversely impacted as a result of the pandemic, such revenues improved steadily in each of the first three months of 2021. CRG continues to develop and implement initiatives to increase sales and reduce costs to mitigate the impact of COVID-19. The pandemic is expected to continue to adversely impact CRG revenues and operating results in the second quarter of 2021.
Framebridge
On May 15, 2020, the Company acquired Framebridge, Inc., a custom framing service company, headquartered in Washington, DC, with two retail locations in the DC metropolitan area and a manufacturing facility in Richmond, KY. At the end of the first quarter of 2021, Framebridge had six retail locations in the Washington, DC, Brooklyn, NY and Atlanta, GA areas and two manufacturing facilities in Kentucky. Framebridge revenues in the first quarter of 2021 were up substantially from the prior year. As an investment stage business, Framebridge reported operating losses in the first quarter 2021.
Code3
Code3 is a performance marketing agency focused on driving performance for brands through three core elements of digital success: media, creative and commerce. Code3 revenue declined in the first quarter of 2021, due to continued sluggish marketing spending by some advertising clients as a result of the recessionary environment from the COVID-19 pandemic, offset by increased commerce and creative revenues. Code3 reported operating losses in the first quarter of 2021 and the first quarter of 2020. Code3 implemented a restructuring plan in 2020 that included initiatives to reduce Code3’s cost structure.
Megaphone
Megaphone was sold by the Company to Spotify in December 2020.
Other
Other businesses also include Slate and Foreign Policy, which publish online and print magazines and websites; and three investment stage businesses, Cybervista, Decile and Pinna. All of these businesses reported revenue increases in the first three months of 2021. Losses from each of these five businesses in the first three months of 2021 adversely affected operating results.
Overall, for the first quarter of 2021, operating revenues for other businesses increased due largely to increases at the automotive dealerships and from the Framebridge acquisition, partially offset by declines at CRG and Code3, and due to the sale of Megaphone in December 2020. Operating results improved in the first quarter of 2021 primarily due to the goodwill and other long-lived asset impairment charges recorded in the first quarter of 2020 at the automotive dealerships and CRG.
Corporate Office
Corporate office includes the expenses of the Company’s corporate office and certain continuing obligations related to prior business dispositions. Corporate office expenses increased in the first three months of 2021 due primarily to higher compensation costs.
Equity in Earnings of Affiliates
At March 31, 2021, the Company held an approximate 12% interest in Intersection Holdings, LLC, a company that provides digital marketing and advertising services and products for cities, transit systems, airports, and other public and private spaces. The Company also holds interests in several other affiliates, including a number of home health and hospice joint ventures managed by GHG and two joint ventures managed by Kaplan. Overall, the Company recorded equity in earnings of affiliates of $13.4 million for the first quarter of 2021, compared to losses of $1.5 million for the first quarter of 2020. These amounts include $10.3 million in net earnings for the first quarter of 2021 and $0.6 million in net losses for the first quarter of 2020 from affiliates whose operations are not managed by the Company; this includes losses from the Company’s investment in Intersection in the first quarter of 2021. The Company recorded $3.6 million in write-downs in equity in earnings of affiliates related to two of its investments in the first quarter of 2020.
The recessionary environment resulting from the COVID-19 pandemic adversely impacted the underlying businesses of Intersection Holdings, LLC due to lower marketing spending by advertising clients. The decline in revenues adversely impacted the operating results and liquidity of the business since the onset of the COVID-19 pandemic. The Company concluded that these events are not indicative of an other than temporary decline in the value of its investment to an amount less than its carrying value. Given the uncertain economic impact of the COVID-19 pandemic, it is possible that an other than temporary impairment charge could occur in the future should Intersection Holdings, LLC fail to execute on its operating and financing strategy to address the decline in revenues and operating results. Further, the Company recorded a $5.4 million loss in equity earnings related to Intersection in the first quarter of 2021 and expects to record additional losses for the remainder of 2021.
Net Interest Expense and Related Balances
The Company incurred net interest expense of $7.6 million for the first quarter of 2021, compared to $6.5 million for the first quarter of 2020. The Company recorded interest expense of $1.1 million to adjust the fair value of the mandatorily redeemable noncontrolling interest at GHG in the first quarter of 2021.
At March 31, 2021, the Company had $510.3 million in borrowings outstanding at an average interest rate of 5.1% and cash, marketable equity securities and other investments of $1,088.2 million. At March 31, 2021, the Company had £55 million ($75.6 million) outstanding on its $300 million revolving credit facility. In management’s opinion, the Company will have sufficient financial resources to meet its business requirements in the next twelve months, including working capital requirements, capital expenditures, interest payments and dividends.
Non-operating Pension and Postretirement Benefit Income, net
The Company recorded net non-operating pension and postretirement benefit income of $28.8 million for the first quarter of 2021, compared to $18.4 million for the first quarter of 2020, respectively.

Gain (Loss) on Marketable Equity Securities, net
Overall, the Company recognized $79.2 million in net gains on marketable equity securities in the first quarter of 2021, compared to $100.4 million in net losses on marketable equity securities in the first quarter of 2020.
Other Non-Operating Income
The Company recorded total other non-operating income, net, of $6.3 million for the first quarter of 2021, compared to $2.7 million for the first quarter of 2020. The 2021 amounts included a $2.7 million fair value increase on a cost method investment and other items. The 2020 amounts included $4.3 million in foreign currency gains and other items; partially offset by $2.6 million in impairments on cost method investments.
Provision for (Benefit from) Income Taxes
The Company’s effective tax rate for the first three months of 2021 was 26.9%.
The Company’s effective tax rate for the first three months of 2020 was 57.3%, which was generally based on the Company’s estimated effective tax rate for fiscal year 2020. The Company’s estimated tax rate for 2020 included the adverse impacts of the COVID-19 pandemic and losses on marketable equity securities on the Company’s estimated pre-tax income for 2020, resulting in a significantly higher overall estimated tax rate, as permanent differences and increased valuation allowances have a larger impact on the overall estimated effective tax rate.
Earnings (Losses) Per Share
The calculation of diluted earnings per share for the first quarter of 2021 was based on 4,977,340 weighted average shares outstanding, compared to 5,273,651 for the first quarter of 2020. At March 31, 2021, there were 5,001,649 shares outstanding. On September 10, 2020, the Board of Directors authorized the Company to acquire up to 500,000 shares of its Class B common stock; the Company has remaining authorization for 364,151 shares as of March 31, 2021.
Financial Condition: Capital Resources and Liquidity
The Company considers the following when assessing its liquidity and capital resources:

	As of
(In thousands)	March 31, 2021	December 31, 2020
Cash and cash equivalents	$350,135	$413,991
Restricted cash	22,484	9,063
Investments in marketable equity securities and other investments	715,580	587,582
Total debt	510,329	512,555
Cash generated by operations is the Company’s primary source of liquidity. The Company maintains investments in a portfolio of marketable equity securities, which is considered when assessing the Company’s sources of liquidity. An additional source of liquidity includes the undrawn portion of the Company’s $300 million revolving credit facility, amounting to $224.4 million at March 31, 2021.
In March 2020, the U.S. government enacted legislation, including the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) to provide stimulus in the form of financial aid to businesses affected by the COVID-19 pandemic. Under the CARES Act, employers may defer the payment of the employer share of FICA taxes due for the period beginning on March 27, 2020, and ending December 31, 2020. As of March 31, 2021, the Company has deferred $21.4 million of FICA payments under this program, of which 50% is due by December 31, 2021 and the remaining balance due by December 31, 2022.
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
Governments in other jurisdictions where the Company operates also provided relief to businesses affected by the COVID-19 pandemic in the form of job retention schemes, payroll assistance, deferral of income and other tax payments, and loans. As of March 31, 2021, Kaplan has recorded benefits totaling $1.6 million related to job retention and payroll schemes, mostly at Kaplan International. Additionally, Kaplan deferred VAT and other tax payments in Ireland amounting to $2.2 million as of March 31, 2021.

During the first three months of 2021, the Company’s cash and cash equivalents decreased by $63.9 million, due to the purchase of marketable equity securities, capital expenditures and payments of dividends, partially offset by cash generated from operations. In the first three months of 2021, the Company’s borrowings decreased by $2.2 million, due to repayments, which were partially offset by foreign currency translation adjustments.
As of March 31, 2021 and December 31, 2020, the Company had money market investments of $175.2 million and $268.8 million, respectively, that are included in cash and cash equivalents. At March 31, 2021, the Company held approximately $68 million in cash and cash equivalents in businesses domiciled outside the U.S., of which approximately $8 million is not available for immediate use in operations or for distribution. Additionally, Kaplan’s business operations outside the U.S. retain cash balances to support ongoing working capital requirements, capital expenditures, and regulatory requirements. As a result, the Company considers a significant portion of the cash and cash equivalents balance held outside the U.S. as not readily available for use in U.S. operations.
At March 31, 2021, the fair value of the Company’s investments in marketable equity securities was $700.4 million, which includes investments in the common stock of seven publicly traded companies. The Company purchased $48.0 million of marketable equity securities during the first three months of 2021. There were no sales of marketable equity securities during the first three months of 2021. At March 31, 2021, the unrealized gain related to the Company’s investments totaled $419.5 million.
The Company had working capital of $909.7 million and $824.5 million at March 31, 2021 and December 31, 2020, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments.
At March 31, 2021 and December 31, 2020, the Company had borrowings outstanding of $510.3 million and $512.6 million, respectively. The Company’s borrowings at March 31, 2021 were mostly from $400.0 million of 5.75% unsecured notes due June 1, 2026, £55 million in outstanding borrowings under the Company’s revolving credit facility and a commercial note of $24.5 million at the Automotive subsidiary. The Company’s borrowings at December 31, 2020 were mostly from $400.0 million of 5.75% unsecured notes due June 1, 2026, £55 million in outstanding borrowings under the Kaplan Credit Agreement and a commercial note of $25.3 million at the Automotive subsidiary. The interest on $400.0 million of 5.75% unsecured notes is payable semiannually on June 1 and December 1.
During the three months ended March 31, 2021 and 2020, the Company had average borrowings outstanding of approximately $512.1 million and $511.4 million, respectively, at average annual interest rates of approximately 5.0% and 5.1%, respectively. During the three months ended March 31, 2021 and 2020, the Company incurred net interest expense of $7.6 million and $6.5 million, respectively. Included in the interest expense for the three months ended March 31, 2021 is an amount of $1.1 million to adjust the fair value of the mandatorily redeemable noncontrolling interest (See Note 7).
On April 27, 2021, Standard & Poor’s affirmed the Company’s credit rating and revised the outlook from Negative to Stable.
The Company’s current credit ratings are as follows:

	Moody’s	Standard & Poor’s
Long-term	Ba1	BB
Outlook	Negative	Stable
The Company expects to fund its estimated capital needs primarily through existing cash balances and internally generated funds and, to a lesser extent, borrowings under its revolving credit facility. As of March 31, 2021, the Company had $75.6 million outstanding under the $300 million revolving credit facility, which borrowing was used to repay the £60 million Kaplan U.K. credit facility that matured at the end of June 2020. In management’s opinion, the Company will have sufficient financial resources to meet its business requirements in the next 12 months, including working capital requirements, capital expenditures, interest payments, potential acquisitions and strategic investments, dividends and stock repurchases.

In summary, the Company’s cash flows for each period were as follows:

	Three Months Ended March 31
(In thousands)	2021	2020
Net cash provided by operating activities	$23,999	$12,403
Net cash (used in) provided by investing activities	(63,290)	9,561
Net cash used in financing activities	(10,129)	(26,685)
Effect of currency exchange rate change	(1,015)	(7,684)
Net decrease in cash and cash equivalents and restricted cash	$(50,435)	$(12,405)
Operating Activities. Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. The Company’s net cash flow provided by operating activities were as follows:

	Three Months Ended March 31
(In thousands)	2021	2020
Net Income	$112,635	$(33,891)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and goodwill and other long-lived asset impairments	31,529	47,270
Amortization of lease right-of-use asset	18,594	23,749
Net pension benefit	(24,501)	(13,784)
Other non-cash activities	(60,201)	82,362
Change in operating assets and liabilities	(54,057)	(93,303)
Net Cash Provided by Operating Activities	$23,999	$12,403
Net cash provided by operating activities consists primarily of cash receipts from customers, less disbursements for costs, benefits, income taxes, interest and other expenses.
For the first three months of 2021 compared to the first three months of 2020, the increase in net cash provided by operating activities is primarily due to changes in operating assets and liabilities. Changes in operating assets and liabilities were driven by accounts payable and accrued liabilities and income tax receivables, partially offset by accounts receivable.
Investing Activities. The Company’s net cash flow (used in) provided by investing activities were as follows:

	Three Months Ended March 31
(In thousands)	2021	2020
Net (purchases of) proceeds from sales of marketable equity securities	$(48,036)	$48,016
Purchases of property, plant and equipment	(13,113)	(25,235)
Investments in equity affiliates, cost method and other investments	(2,415)	(7,427)
Investments in certain businesses, net of cash acquired	—	(6,011)
Other	274	218
Net Cash (Used in) Provided by Investing Activities	$(63,290)	$9,561
Net (purchases of) proceeds from sale of investments. The Company purchased $48.0 million of marketable equity securities during the first three months of 2021. During the first three months of 2020, the Company sold marketable equity securities that generated proceeds of $48.0 million.
Capital Expenditures. Capital expenditures for the first three months of 2021 were lower than the first three months of 2020 primarily due to the postponement of noncritical capital expenditures to preserve cash resources in response to the COVID-19 pandemic. In addition, 2020 includes capital expenditures in connection with spectrum repacking at the Company’s television stations in Detroit, MI, Jacksonville, FL, and Roanoke, VA, as mandated by the FCC; these expenditures are expected to be largely reimbursed to the Company by the FCC. The amounts reflected in the Company’s Condensed Consolidated Statements of Cash Flows are based on cash payments made during the relevant periods, whereas the Company’s capital expenditures for the first three months of 2021 of $13.1 million include assets acquired during the quarter. The Company estimates that its capital expenditures will be in the range of $55 million to $65 million in 2021.
Acquisitions. During the first three months of 2020, the Company acquired two small businesses in its education division.

Financing Activities. The Company’s net cash flow used in financing activities were as follows:

	Three Months Ended March 31
(In thousands)	2021	2020
Dividends paid	$(7,553)	$(7,703)
Net proceeds from vehicle floor plan payable	2,462	2,478
Net payments under revolving credit facility	(2,223)	—
Repayments of borrowings	(1,034)	(847)
Issuance of borrowings	—	1,023
Common shares repurchased	—	(33,610)
Other	(1,781)	11,974
Net Cash Used in Financing Activities	$(10,129)	$(26,685)
Dividends. The quarterly dividend rate per share was $1.51 and $1.45 for the first three months of 2021 and 2020, respectively.
Vehicle Floor Plan Payable and Borrowings. In the first three months of 2021 and 2020, the Company used floor vehicle plan financing to fund the purchase of new and used vehicles at its Automotive subsidiary.
Common Stock Repurchases. During the first three months of 2020, the Company purchased a total of 83,919 shares of its Class B common stock at a cost of approximately $33.6 million. On September 10, 2020, the Board of Directors authorized the Company to acquire up to 500,000 shares of its Class B common stock. The Company did not announce a ceiling price or time limit for the purchases. At March 31, 2021, the Company had remaining authorization from the Board of Directors to purchase up to 364,151 shares of Class B common stock.
Other. In March 2021, the Hoover’s minority shareholders put the remaining outstanding shares to the Company, which had a redemption value of $3.5 million. During the first three months of 2021, the Company increased the borrowings under its cash overdraft facilities by $3.2 million. During the first three months of 2020, the Company increased the borrowings under its cash overdraft by $9.1 million and received $5.3 million in proceeds from the exercise of stock options.
There were no other significant changes to the Company’s contractual obligations or other commercial commitments from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Forward-Looking Statements
All public statements made by the Company and its representatives that are not statements of historical fact, including certain statements in this report, in the Company’s Annual Report on Form 10-K and in the Company’s 2020 Annual Report to Stockholders, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the duration and severity of the COVID-19 pandemic and its effects on the Company’s operations, financial results, liquidity and cash flows. Other forward-looking statements include comments about expectations related to acquisitions or dispositions or related business activities, including the TOSA, the Company’s business strategies and objectives, anticipated results of license renewal applications, the prospects for growth in the Company’s various business operations and the Company’s future financial performance. As with any projection or forecast, forward-looking statements are subject to various risks and uncertainties, including the risks and uncertainties described in Item 1A of the Company’s Annual Report on Form 10-K, that could cause actual results or events to differ materially from those anticipated in such statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by or on behalf of the Company. The Company assumes no obligation to update any forward-looking statement after the date on which such statement is made, even if new information subsequently becomes available.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The Company is exposed to market risk in the normal course of its business due primarily to its ownership of marketable equity securities, which are subject to equity price risk; to its borrowing and cash-management activities, which are subject to interest rate risk; and to its foreign business operations, which are subject to foreign exchange rate risk. The Company’s market risk disclosures set forth in its 2020 Annual Report filed on Form 10-K have not otherwise changed significantly.

Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and the Company’s Chief Financial Officer (principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of March 31, 2021. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

GRAHAM HOLDINGS COMPANY
(Registrant)

Date: May 5, 2021	/s/ Timothy J. O’Shaughnessy
Timothy J. O’Shaughnessy, President & Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2021	/s/ Wallace R. Cooney
Wallace R. Cooney, Chief Financial Officer (Principal Financial Officer)