Form 10-Q
period 2021-06-30
Graham Holdings Co
filed 2021-08-04
CIK 104889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2021
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
Shares outstanding at July 30, 2021:
Class A Common Stock – 964,001 Shares
Class B Common Stock – 4,037,461 Shares

GRAHAM HOLDINGS COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30

(in thousands, except per share amounts)	2021	2020	2021	2020
Operating Revenues
Sales of services	$511,037	$483,595	$994,706	$1,000,232
Sales of goods	290,115	169,276	518,901	384,896
	801,152	652,871	1,513,607	1,385,128
Operating Costs and Expenses
Cost of services sold (exclusive of items shown below)	306,983	298,578	599,417	631,627
Cost of goods sold (exclusive of items shown below)	226,892	136,825	405,679	303,526
Selling, general and administrative	195,429	162,840	371,290	339,992
Depreciation of property, plant and equipment	16,600	22,913	33,145	39,617
Amortization of intangible assets	13,889	14,327	27,826	28,492
Impairment of goodwill and other long-lived assets	3,768	11,511	4,815	27,912
	763,561	646,994	1,442,172	1,371,166
Income from Operations	37,591	5,877	71,435	13,962
Equity in earnings (losses) of affiliates, net	1,776	1,182	15,204	(365)
Interest income	1,876	954	2,766	2,105
Interest expense	(7,353)	(7,377)	(15,801)	(15,055)
Non-operating pension and postretirement benefit income, net	25,216	12,136	54,003	30,539
Gain (loss) on marketable equity securities, net	83,698	39,890	162,912	(60,503)
Other income, net	16,122	8,100	22,442	10,788
Income (Loss) Before Income Taxes	158,926	60,762	312,961	(18,529)
Provision for (Benefit from) Income Taxes	43,000	41,900	84,400	(3,500)
Net Income (Loss)	115,926	18,862	228,561	(15,029)
Net (Income) Loss Attributable to Noncontrolling Interests	(568)	(8)	(753)	638
Net Income (Loss) Attributable to Graham Holdings Company Common Stockholders	$115,358	$18,854	$227,808	$(14,391)

Per Share Information Attributable to Graham Holdings Company Common Stockholders
Basic net income (loss) per common share	$23.07	$3.61	$45.55	$(2.77)
Basic average number of common shares outstanding	4,968	5,196	4,968	5,235
Diluted net income (loss) per common share	$22.99	$3.60	$45.43	$(2.77)
Diluted average number of common shares outstanding	4,985	5,201	4,981	5,235
See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2021	2020	2021	2020
Net Income (Loss)	$115,926	$18,862	$228,561	$(15,029)
Other Comprehensive Income (Loss), Before Tax
Foreign currency translation adjustments:
Translation adjustments arising during the period	1,167	16,405	681	(20,971)
Pension and other postretirement plans:
Amortization of net prior service cost included in net income	792	668	1,584	1,339
Amortization of net actuarial (gain) loss included in net income	(924)	390	(3,353)	610
	(132)	1,058	(1,769)	1,949
Cash flow hedges gain (loss)	13	(143)	634	(1,721)
Other Comprehensive Income (Loss), Before Tax	1,048	17,320	(454)	(20,743)
Income tax expense (benefit) related to items of other comprehensive income (loss)	32	(252)	331	(132)
Other Comprehensive Income (Loss), Net of Tax	1,080	17,068	(123)	(20,875)
Comprehensive Income (Loss)	117,006	35,930	228,438	(35,904)
Comprehensive (income) loss attributable to noncontrolling interests	(568)	(8)	(753)	638
Total Comprehensive Income (Loss) Attributable to Graham Holdings Company	$116,438	$35,922	$227,685	$(35,266)

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands)	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$114,802	$413,991
Restricted cash	9,982	9,063
Investments in marketable equity securities and other investments	765,740	587,582
Accounts receivable, net	516,483	537,156
Inventories and contracts in progress	126,395	120,622
Prepaid expenses	82,633	75,523
Income taxes receivable	16,947	29,313
Other current assets	7,631	942
Total Current Assets	1,640,613	1,774,192
Property, Plant and Equipment, Net	373,471	378,286
Lease Right-of-Use Assets	444,082	462,560
Investments in Affiliates	164,203	155,777
Goodwill, Net	1,653,607	1,484,750
Indefinite-Lived Intangible Assets	121,417	120,437
Amortized Intangible Assets, Net	264,408	204,646
Prepaid Pension Cost	1,750,588	1,708,305
Deferred Income Taxes	7,124	8,396
Deferred Charges and Other Assets (includes $748 and $0 of restricted cash)	157,029	146,770
Total Assets	$6,576,542	$6,444,119

Liabilities and Equity
Current Liabilities
Accounts payable and accrued liabilities	$512,409	$520,236
Deferred revenue	284,013	331,021
Income taxes payable	8,236	5,140
Current portion of lease liabilities	86,143	86,797
Current portion of long-term debt	4,248	6,452
Dividends declared	7,553	—
Total Current Liabilities	902,602	949,646
Accrued Compensation and Related Benefits	203,296	201,918
Other Liabilities	32,511	48,768
Deferred Income Taxes	531,350	521,274
Mandatorily Redeemable Noncontrolling Interest	9,332	9,240
Lease Liabilities	407,740	428,849
Long-Term Debt	506,079	506,103
Total Liabilities	2,592,910	2,665,798
Redeemable Noncontrolling Interests	7,720	11,928
Preferred Stock	—	—
Common Stockholders’ Equity
Common stock	20,000	20,000
Capital in excess of par value	386,882	388,159
Retained earnings	7,009,971	6,804,822
Accumulated other comprehensive income, net of taxes
Cumulative foreign currency translation adjustment	10,435	9,754
Unrealized gain on pensions and other postretirement plans	593,996	595,287
Cash flow hedges	(1,240)	(1,727)
Cost of Class B common stock held in treasury	(4,051,958)	(4,056,993)
Total Common Stockholders’ Equity	3,968,086	3,759,302
Noncontrolling Interests	7,826	7,091
Total Equity	3,975,912	3,766,393
Total Liabilities and Equity	$6,576,542	$6,444,119

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30
(in thousands)	2021	2020
Cash Flows from Operating Activities
Net Income (Loss)	$228,561	$(15,029)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and goodwill and other long-lived asset impairments	65,786	96,021
Amortization of lease right-of-use asset	36,774	50,954
Net pension benefit	(45,413)	(21,409)
(Gain) loss on marketable equity securities and cost method investments, net	(165,257)	60,509
Gain on disposition and write-down of businesses, property, plant and equipment and investments, net	(15,080)	(5,444)
Provision for doubtful trade receivables	2,506	7,241
Stock-based compensation expense, net	3,060	3,135
Foreign exchange gain	(680)	(3,220)
Equity in (earnings) losses of affiliates, net of distributions	(5,053)	4,263
Provision for (benefit from) deferred income taxes	52,856	(1,349)
Accretion expense and change in fair value of contingent consideration liabilities	(2,679)	—
Change in operating assets and liabilities:
Accounts receivable, net	38,541	164,314
Inventories	(4,971)	2,840
Accounts payable and accrued liabilities	(15,592)	(99,496)
Deferred revenue	(61,591)	(69,105)
Income taxes receivable	10,681	(6,434)
Lease liabilities	(41,655)	(43,697)
Other assets and other liabilities, net	(9,343)	(2,384)
Other	1,394	(359)
Net Cash Provided by Operating Activities	72,845	121,351
Cash Flows from Investing Activities
Investments in certain businesses, net of cash acquired	(272,428)	(20,080)
Purchases of marketable equity securities	(48,036)	—
Purchases of property, plant and equipment	(27,502)	(40,209)
Proceeds from sales of marketable equity securities	37,629	93,775
Investments in equity affiliates, cost method and other investments	(4,910)	(8,011)
Net proceeds from disposition of businesses, property, plant and equipment, and investments	4,735	862
Return of investment in equity affiliates	4	314
Net Cash (Used in) Provided by Investing Activities	(310,508)	26,651
Cash Flows from Financing Activities
Deferred payments of acquisitions	(30,866)	(5,010)
Dividends paid	(15,106)	(15,289)
Net payments on vehicle floor plan payable	(9,591)	(11,063)
Proceeds from bank overdrafts	4,433	9,135
Purchase of noncontrolling interest	(3,508)	—
Net payments under revolving credit facilities	(2,304)	—
Repayments of borrowings	(2,071)	(75,206)
Issuance of borrowings	121	76,984
Common shares repurchased	—	(62,905)
Proceeds from exercise of stock options	—	5,335
Other	(283)	—
Net Cash Used in Financing Activities	(59,175)	(78,019)
Effect of Currency Exchange Rate Change	(684)	(4,953)
Net (Decrease) Increase in Cash and Cash Equivalents and Restricted Cash	(297,522)	65,030
Beginning Cash and Cash Equivalents and Restricted Cash	423,054	214,044
Ending Cash and Cash Equivalents and Restricted Cash	$125,532	$279,074

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
As of December 31, 2020	$20,000	$388,159	$6,804,822	$603,314	$(4,056,993)	$7,091	$3,766,393	$11,928
Net income for the period			112,635				112,635
Net income attributable to noncontrolling interests			(185)			185	—
Change in redemption value of redeemable noncontrolling interests		697				64	761	(634)
Distribution to noncontrolling interest						(126)	(126)
Dividends on common stock			(15,106)				(15,106)
Issuance of Class B common stock, net of restricted stock forfeitures		(5,188)			5,084		(104)
Amortization of unearned stock compensation and stock option expense		1,589					1,589
Other comprehensive loss, net of income taxes				(1,203)			(1,203)
Purchase of redeemable noncontrolling interest							—	(3,508)
As of March 31, 2021	$20,000	$385,257	$6,902,166	$602,111	$(4,051,909)	$7,214	$3,864,839	$7,786
Net income for the period			115,926				115,926
Net income attributable to noncontrolling interests			(699)			699	—
Net loss attributable to redeemable noncontrolling interests			131				131	(131)
Change in redemption value of redeemable noncontrolling interests						65	65	65
Distribution to noncontrolling interest						(152)	(152)
Dividends on common stock			(7,553)				(7,553)
Forfeiture of restricted stock awards, net of Class B common stock issuances		(47)			(49)		(96)
Amortization of unearned stock compensation and stock option expense		1,672					1,672
Other comprehensive income, net of income taxes				1,080			1,080
As of June 30, 2021	$20,000	$386,882	$7,009,971	$603,191	$(4,051,958)	$7,826	$3,975,912	$7,720

(in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
As of December 31, 2019	$20,000	$381,669	$6,534,427	$303,295	$(3,920,152)	$7,557	$3,326,796	$5,655
Net loss for the period			(33,891)				(33,891)
Net loss attributable to noncontrolling interests			772			(772)	—
Net income attributable to redeemable noncontrolling interests			(126)				(126)	126
Dividends on common stock			(15,289)				(15,289)
Repurchase of Class B common stock					(33,610)		(33,610)
Issuance of Class B common stock					5,335		5,335
Amortization of unearned stock compensation and stock option expense		1,568					1,568
Other comprehensive loss, net of income taxes				(37,943)			(37,943)
As of March 31, 2020	$20,000	$383,237	$6,485,893	$265,352	$(3,948,427)	$6,785	$3,212,840	$5,781
Net income for the period			18,862				18,862
Net loss attributable to noncontrolling interests			37			(37)	—
Acquisition of redeemable noncontrolling interest							—	6,005
Net income attributable to redeemable noncontrolling interests			(45)				(45)	45
Dividends on common stock			(7,581)				(7,581)
Repurchase of Class B common stock					(29,295)		(29,295)
Amortization of unearned stock compensation and stock option expense		1,567					1,567
Other comprehensive income, net of income taxes				17,068			17,068
As of June 30, 2020	$20,000	$384,804	$6,497,166	$282,420	$(3,977,722)	$6,748	$3,213,416	$11,831

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. ORGANIZATION, BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS
Graham Holdings Company (the Company), is a diversified education and media company. The Company’s Kaplan subsidiary provides a wide variety of educational services, both domestically and outside the United States (U.S.). The Company’s media operations comprise the ownership and operation of seven television broadcasting stations, several websites and print publications, podcast content and a marketing solutions provider. The Company’s other business operations include manufacturing, automotive dealerships, consumer internet brands, restaurants and entertainment venues, custom framing services and home health and hospice services.
Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States of America (GAAP) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (SEC). They include the assets, liabilities, results of operations and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or otherwise controlled by the Company. As permitted under such rules, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the three and six months ended June 30, 2021 and 2020 may not be indicative of the Company’s future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
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
The Company assessed certain accounting matters that generally require consideration of forecasted financial information, in context with the information reasonably available to the Company and the unknown future impacts of the novel coronavirus (COVID-19) pandemic as of June 30, 2021 and through the date of this filing. The accounting matters assessed included, but were not limited to, the Company’s carrying value of goodwill and other long-lived assets, allowance for doubtful accounts, inventory valuation and related reserves, fair value of financial assets, valuation allowances for tax assets and revenue recognition. Other than the other long-lived asset impairment charges (see Note 8), there were no other impacts to the Company’s condensed consolidated financial statements as of and for the six months ended June 30, 2021 resulting from our assessments. The Company’s assessments as of and for the six months ended June 30, 2020 resulted in goodwill, indefinite-lived asset and other long-lived asset impairment charges (see Note 6 and Note 8). The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s condensed consolidated financial statements in future reporting periods.
2. ACQUISITIONS AND DISPOSITIONS OF BUSINESSES
Acquisitions. On June 14, 2021, the Company acquired all of the outstanding common shares of Leaf Group Ltd. (Leaf) for $308.6 million in cash and the assumption of $9.2 million in liabilities related to their previous stock compensation plan, which will be paid in the future. Leaf is a consumer internet company that builds creator-driven brands in lifestyle and home and art design categories. The acquisition is expected to provide benefits in the future by diversifying the Company’s business operations and providing operating synergies with other business units. The Company includes Leaf in other businesses.
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
Acquisition-related costs for acquisitions that closed during the first six months of 2021 and 2020 were $1.4 million and $1.1 million, respectively, and were expensed as incurred. The aggregate purchase price of the 2021 and 2020 acquisitions was allocated as follows (2021 on a preliminary basis), based on acquisition date fair values to the following assets and liabilities:

	Purchase Price Allocation
	Six Months Ended	Year Ended
(in thousands)	June 30, 2021	December 31, 2020
Accounts receivable	$16,080	$745
Inventory	777	3,496
Property, plant and equipment	6,229	3,346
Lease right-of-use assets	7,744	6,580
Goodwill	167,098	73,951
Amortized intangible assets	88,000	14,589
Other assets	4,507	975
Deferred income taxes	40,850	15,958
Other liabilities	(49,797)	(14,917)
Current and noncurrent lease liabilities	(7,742)	(6,593)
Redeemable noncontrolling interest	—	(6,005)
Aggregate purchase price, net of cash acquired	$273,746	$92,125
The 2021 fair values recorded were based upon preliminary valuations and the estimates and assumptions used in such valuations are subject to change within the measurement period (up to one year from the acquisition date). The recording of deferred tax assets and liabilities, and the amounts of residual goodwill and other intangibles are not yet finalized. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill recorded due to these acquisitions is attributable to the assembled workforces of the acquired companies and expected synergies. The Company expects to deduct $43.4 million and $3.2 million of goodwill for income tax purposes for the acquisitions completed in 2021 and 2020, respectively.
The acquired companies were consolidated into the Company’s financial statements starting on their respective acquisition dates. The following unaudited pro forma financial information presents the Company’s results as if the current year acquisitions had occurred at the beginning of 2020. The unaudited pro forma information also includes the 2020 acquisitions as if they occurred at the beginning of 2019:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2021	2020	2021	2020
Operating revenues	$841,966	$704,738	$1,606,299	$1,475,834
Net income (loss)	111,086	13,129	217,821	(36,427)
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
3. INVESTMENTS
Money Market Investments. As of June 30, 2021 the Company had no money market investments, compared to $268.8 million at December 31, 2020, that are classified as cash and cash equivalents in the Company’s Condensed Consolidated Balance Sheets.
Investments in Marketable Equity Securities. Investments in marketable equity securities consist of the following:

	As of
	June 30, 2021	December 31, 2020
(in thousands)
Total cost	$276,532	$232,847
Gross unrealized gains	474,908	340,255
Total Fair Value	$751,440	$573,102
At June 30, 2021 and December 31, 2020, the Company owned 44,430 shares and 28,000 shares, respectively, in Markel Corporation (Markel) valued at $52.7 million and $28.9 million, respectively. The Co-Chief Executive Officer of Markel, Mr. Thomas S. Gayner, is a member of the Company’s Board of Directors. As of June 30, 2021, there was no marketable equity security holding that exceeded 5% of the Company’s total assets.
The Company purchased $48.0 million of marketable equity securities during the first six months of 2021. There were no purchases of marketable equity securities during the first six months of 2020.
During the first six months of 2021, the gross cumulative realized gains from the sales of marketable equity securities were $27.7 million. The total proceeds from such sales were $37.6 million. During the first six months of 2020, the gross cumulative realized gains from the sales of marketable equity securities were $23.0 million. The total proceeds from such sales were $93.8 million.
The net gain (loss) on marketable equity securities comprised the following:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2021	2020	2021	2020
Gain (loss) on marketable equity securities, net	$83,698	$39,890	$162,912	$(60,503)
Less: Net (gains) losses in earnings from marketable equity securities sold and donated	(8,161)	4,608	(8,161)	13,382
Net unrealized gains (losses) in earnings from marketable equity securities still held at the end of the period	$75,537	$44,498	$154,751	$(47,121)
Investments in Affiliates. As of June 30, 2021, the Company held an approximate 12% interest in Intersection Holdings, LLC, and in several other affiliates; Graham Healthcare Group (GHG) held a 40% interest in Residential Home Health Illinois, a 42.5% interest in Residential Hospice Illinois, a 40% interest in the joint venture formed between GHG and a Michigan hospital, and a 40% interest in the joint venture formed between GHG and Allegheny Health Network (AHN). For the three and six months ended June 30, 2021, the Company recorded $2.7 million and $5.2 million, respectively, in revenue for services provided to the affiliates of GHG. For the three and six months ended June 30, 2020, the Company recorded $2.2 million and $4.7 million, respectively, in revenue for services provided to the affiliates of GHG.
The Company had $41.6 million and $26.1 million in its investment account that represents cumulative undistributed income in its investments in affiliates as of June 30, 2021 and December 31, 2020, respectively.
In the first quarter of 2020, the Company recorded impairment charges of $3.6 million on two of its investments in affiliates as a result of the challenging economic environment for these businesses, of which $2.7 million related to the Company’s investment in Framebridge. It is reasonably possible that further COVID-19 disruptions could result in additional impairment charges related to the Company’s investments in affiliates should the impact of COVID-19 not dissipate or have a worsening adverse impact on our affiliates in future periods. The Company records its share of the earnings or losses of its affiliates from their most recent available financial statements. In some instances, the reporting period of the affiliates’ financial statements lags the Company’s financial reporting period, but such lag is never more than three months. It is possible that the Company’s results of operations for the six months ended June 30, 2021 does not capture the impact of the COVID-19 pandemic on the earnings or losses of the affiliates whose financial results are recorded on a lag basis.
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
Cost Method Investments. The Company held investments without readily determinable fair values in a number of equity securities that are accounted for as cost method investments, which are recorded at cost, less impairment, and adjusted for observable price changes for identical or similar investments of the same issuer. The carrying value of these investments was $45.1 million and $35.7 million as of June 30, 2021 and December 31, 2020, respectively. During the three and six months ended June 30, 2021, the Company recorded gains of $7.8 million and $10.5 million, respectively, to those equity securities based on observable transactions. During the three and six months ended June 30, 2020, the Company recorded gains of $2.6 million to those equity securities based on observable transactions. During the first six months of 2020, the Company recorded impairment losses of $2.6 million to those equity securities.
4. ACCOUNTS RECEIVABLE, ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts receivable consist of the following:

	As of
	June 30, 2021	December 31, 2020
(in thousands)
Receivables from contracts with customers, less estimated credit losses of $20,445 and $21,494	$496,676	$519,577
Other receivables	19,807	17,579
	$516,483	$537,156
Credit loss expense was $1.4 million and $4.8 million for the three months ended June 30, 2021 and 2020, respectively. Credit loss expense was $2.5 million and $7.2 million for the six months ended June 30, 2021 and 2020, respectively.
Accounts payable and accrued liabilities consist of the following:

	As of
	June 30, 2021	December 31, 2020
(in thousands)
Accounts payable	$116,607	$106,215
Accrued compensation and related benefits	139,125	135,493
Other accrued liabilities	256,677	278,528
	$512,409	$520,236
Cash overdrafts of $6.6 million and $2.1 million are included in accounts payable as of June 30, 2021 and December 31, 2020, respectively.

5. INVENTORIES, CONTRACTS IN PROGRESS AND VEHICLE FLOOR PLAN PAYABLE
Inventories and contracts in progress consist of the following:

	As of
	June 30, 2021	December 31, 2020
(in thousands)
Raw materials	$47,633	$45,382
Work-in-process	15,675	10,402
Finished goods	62,825	64,061
Contracts in progress	262	777
	$126,395	$120,622
The Company finances new and used vehicle inventory through a standardized floor plan facility (the “floor plan facility”) with Truist Bank. The vehicle floor plan facility bears interest at variable rates that are based on LIBOR plus 1.15% per annum. The weighted average interest rate for the floor plan facility was 1.2% and 1.6% for the three months ended June 30, 2021 and 2020, respectively. The weighted average interest rate for the floor plan facility was 1.2% and 2.2% for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, the aggregate capacity under the floor plan facility was $50 million, of which $16.4 million had been utilized, and is included in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheet. Changes in the vehicle floor plan payable are reported as cash flows from financing activities in the Condensed Consolidated Statements of Cash Flows.
The floor plan facility is collateralized by vehicle inventory and other assets of the relevant dealership subsidiary, and contains a number of covenants, including, among others, covenants restricting the dealership subsidiary with respect to the creation of liens and changes in ownership, officers and key management personnel. The Company was in compliance with all of these restrictive covenants as of June 30, 2021.
The floor plan interest expense related to the vehicle floor plan arrangements is offset by amounts received from manufacturers in the form of floor plan assistance capitalized in inventory and recorded against cost of goods sold in the Condensed Consolidated Statements of Operations when the associated inventory is sold. For the three months ended June 30, 2021 and 2020, the Company recognized a reduction in cost of goods sold of $0.8 million and $0.5 million, respectively, related to manufacturer floor plan assistance. For the six months ended June 30, 2021 and 2020, the Company recognized a reduction in cost of goods sold of $1.4 million and $0.9 million, respectively, related to manufacturer floor plan assistance.
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

Amortization of intangible assets for the three months ended June 30, 2021 and 2020, was $13.9 million and $14.3 million, respectively. Amortization of intangible assets for the six months ended June 30, 2021 and 2020, was $27.8 million and $28.5 million, respectively. Amortization of intangible assets is estimated to be approximately $32 million for the remainder of 2021, $60 million in 2022, $51 million in 2023, $40 million in 2024, $33 million in 2025 and $48 million thereafter. The changes in the carrying amount of goodwill, by segment, were as follows:

(in thousands)	Education	Television Broadcasting	Manufacturing	Healthcare	Other Businesses	Total
Balance as of December 31, 2020
Goodwill	$1,183,379	$190,815	$234,993	$98,421	$130,472	$1,838,080
Accumulated impairment losses	(331,151)	—	(7,616)	—	(14,563)	(353,330)
	852,228	190,815	227,377	98,421	115,909	1,484,750
Acquisitions	—	—	—	—	167,098	167,098
Foreign currency exchange rate changes	1,759	—	—	—	—	1,759
Balance as of June 30, 2021
Goodwill	1,185,138	190,815	234,993	98,421	297,570	2,006,937
Accumulated impairment losses	(331,151)	—	(7,616)	—	(14,563)	(353,330)
	$853,987	$190,815	$227,377	$98,421	$283,007	$1,653,607
The changes in carrying amount of goodwill at the Company’s education division were as follows:

(in thousands)	Kaplan International	Higher Education	Supplemental Education	Total
Balance as of December 31, 2020
Goodwill	$634,749	$174,564	$374,066	$1,183,379
Accumulated impairment losses	—	(111,324)	(219,827)	(331,151)
	634,749	63,240	154,239	852,228
Foreign currency exchange rate changes	1,696	—	63	1,759
Balance as of June 30, 2021
Goodwill	636,445	174,564	374,129	1,185,138
Accumulated impairment losses	—	(111,324)	(219,827)	(331,151)
	$636,445	$63,240	$154,302	$853,987
Other intangible assets consist of the following:

		As of June 30, 2021			As of December 31, 2020
(in thousands)	Useful Life Range	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Student and customer relationships	2–10 years	$323,848	$193,680	$130,168	$294,077	$178,075	$116,002
Trade names and trademarks	2–10 years	160,650	60,987	99,663	109,809	54,766	55,043
Network affiliation agreements	10 years	17,400	7,757	9,643	17,400	6,888	10,512
Databases and technology	3–6 years	36,761	23,148	13,613	34,864	19,924	14,940
Noncompete agreements	2–5 years	1,000	989	11	1,000	937	63
Other	1–8 years	29,800	18,490	11,310	24,800	16,714	8,086
		$569,459	$305,051	$264,408	$481,950	$277,304	$204,646
Indefinite-Lived Intangible Assets
Trade names and trademarks		$88,409			$87,429
Franchise agreements		21,858			21,858
FCC licenses		11,000			11,000
Licensure and accreditation		150			150
		$121,417			$120,437

7. DEBT
The Company’s borrowings consist of the following:

	As of
	June 30, 2021	December 31, 2020
(in thousands)
5.75% unsecured notes due June 1, 2026 (1)	$396,468	$396,112
Revolving credit facility	76,181	74,686
Commercial note	23,750	25,250
Pinnacle Bank term loan	10,242	10,692
Pinnacle Bank line of credit	—	2,295
Other indebtedness	3,686	3,520
Total Debt	$510,327	$512,555
Less: current portion	(4,248)	(6,452)
Total Long-Term Debt	$506,079	$506,103
____________
(1)     The carrying value is net of $3.5 million and $3.9 million of unamortized debt issuance costs as of June 30, 2021 and December 31, 2020, respectively.
The outstanding balance on the Company’s revolving credit facility was £55 million as of June 30, 2021 with interest payable at the 3 month GBP LIBOR plus 1.50%. The Company’s other indebtedness at June 30, 2021 and December 31, 2020 is at interest rates of 0% to 16% and matures between 2023 and 2030.
The Company is in compliance with all financial covenants as of June 30, 2021.
During the three months ended June 30, 2021 and 2020, the Company had average borrowings outstanding of approximately $525.5 million and $510.5 million, respectively, at average annual interest rates of approximately 4.9% and 5.1%, respectively. During the three months ended June 30, 2021 and 2020, the Company incurred net interest expense of $5.5 million and $6.4 million, respectively.
During the six months ended June 30, 2021 and 2020, the Company had average borrowings outstanding of approximately $520.0 million and $511.2 million, respectively, at average annual interest rates of approximately 5.0% and 5.1%, respectively. During each of the six months ended June 30, 2021 and 2020, the Company incurred net interest expense of $13.0 million.
During the three and six months ended June 30, 2021, the Company recorded interest income of $1.0 million and net interest expense of $0.1 million, respectively, to adjust the fair value of the mandatorily redeemable noncontrolling interest. The fair value of the mandatorily redeemable noncontrolling interest was based on the fair value of the underlying subsidiaries owned by GHC One, after taking into account any debt and other noncontrolling interests of its subsidiary investments. The fair value of the owned subsidiaries is determined by reference to either a discounted cash flow or EBITDA multiple, which approximates fair value (Level 3 fair value assessment).
At June 30, 2021 and December 31, 2020, the fair value of the Company’s 5.75% unsecured notes, based on quoted market prices (Level 2 fair value assessment), totaled $418.4 million and $421.7 million, respectively, compared with the carrying amount of $396.5 million and $396.1 million, respectively. The carrying value of the Company’s other unsecured debt at June 30, 2021 and December 31, 2020 approximates fair value.

8. FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	As of June 30, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities (1)	$751,440	$—	$—	$751,440
Other current investments (2)	7,212	7,088	—	14,300
Total Financial Assets	$758,652	$7,088	$—	$765,740
Liabilities
Deferred compensation plan liabilities (3)	$—	$30,033	$—	$30,033
Contingent consideration liabilities (4)	—	—	14,693	14,693
Interest rate swap (5)	—	1,704	—	1,704
Mandatorily redeemable noncontrolling interest (6)	—	—	9,332	9,332
Total Financial Liabilities	$—	$31,737	$24,025	$55,762

	As of December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market investments (7)	$—	$268,841	$—	$268,841
Marketable equity securities (1)	573,102	—	—	573,102
Other current investments (2)	10,397	4,083	—	14,480
Total Financial Assets	$583,499	$272,924	$—	$856,423
Liabilities
Deferred compensation plan liabilities (3)	$—	$31,178	$—	$31,178
Contingent consideration liabilities (4)	—	—	37,174	37,174
Interest rate swap (5)	—	2,342	—	2,342
Foreign exchange swap (8)	—	259	—	259
Mandatorily redeemable noncontrolling interest (6)	—	—	9,240	9,240
Total Financial Liabilities	$—	$33,779	$46,414	$80,193
____________

(1)
The Company’s investments in marketable equity securities are held in common shares of U.S. and Canadian corporations that are actively traded on U.S. and Canadian stock exchanges. Price quotes for these shares are readily available.

(2)	Includes U.S. Government Securities, corporate bonds, mutual funds and time deposits. These investments are valued using a market approach based on the quoted market prices of the security or inputs that include quoted market prices for similar instruments and are classified as either Level 1 or Level 2 in the fair value hierarchy.
(3)	Includes Graham Holdings Company’s Deferred Compensation Plan and supplemental savings plan benefits under the Graham Holdings Company’s Supplemental Executive Retirement Plan, which are included in accrued compensation and related benefits. These plans measure the market value of a participant’s balance in a notional investment account that is comprised primarily of mutual funds, which are based on observable market prices. However, since the deferred compensation obligations are not exchanged in an active market, they are classified as Level 2 in the fair value hierarchy. Realized and unrealized gains (losses) on deferred compensation are included in operating income.
(4)	Included in Accounts payable and accrued liabilities and Other Liabilities. The Company determined the fair value of the contingent consideration liabilities using either a Monte Carlo simulation or probability-weighted analysis depending on the type of target included in the contingent consideration requirements (revenue, EBITDA, client retention). All analyses included estimated financial projections for the acquired businesses and acquisition-specific discount rates.
(5)	Included in Other Liabilities. The Company utilized a market approach model using the notional amount of the interest rate swap multiplied by the observable inputs of time to maturity and market interest rates.
(6)	The fair value of the mandatorily redeemable noncontrolling interest is based on the fair value of the underlying subsidiaries owned by GHC One, after taking into account any debt and other noncontrolling interests of its subsidiary investments. The fair value of the owned subsidiaries is determined using enterprise value analyses which include an equal weighing between guideline public company and discounted cash flow analyses.
(7)	The Company’s money market investments are included in cash and cash equivalents and the value considers the liquidity of the counterparty.
(8)	Included in Accounts payable and accrued liabilities, and valued based on a valuation model that calculates the differential between the contract price and the market-based forward rate.

The following table provides a reconciliation of changes in the Company’s financial liabilities measured at fair value on a recurring basis, using Level 3 inputs:

(in thousands)	Contingent consideration liabilities	Mandatorily redeemable noncontrolling interest
As of December 31, 2020	$37,174	$9,240
Changes in fair value (1)	(3,720)	96
Capital contributions	—	37
Accretion of value included in net income (1)	1,041	—
Settlements or distributions	(19,836)	(41)
Foreign currency exchange rate changes	34	—
As of June 30, 2021	$14,693	$9,332
____________

(1)	Changes in fair value and accretion of value of contingent consideration liabilities are included in Selling, general and administrative expenses and the changes in fair value of mandatorily redeemable noncontrolling interest is included in Interest income and Interest expense in the Company’s Condensed Consolidated Statements of Operations.
During the three and six months ended June 30, 2021, the Company recorded other long-lived asset impairment charges of $3.8 million and $4.8 million, respectively. During the three and six months ended June 30, 2020, the Company recorded other long-lived asset impairment charges of $11.5 million (see Note 16). The remeasurement of the other long-lived assets is classified as a Level 3 fair value assessment due to the significance of unobservable inputs developed in the determination of the fair value. The Company used a discounted cash flow model to determine the estimated fair value of the other long-lived assets. A market value approach was also utilized to supplement the discounted cash flow model. The Company made estimates and assumptions regarding future cash flows, discount rates, and market values.
During the first quarter of 2020, the Company recorded goodwill and indefinite-lived intangible asset impairment charges of $16.4 million (see Note 6). The remeasurement of the goodwill and indefinite-lived intangible assets is classified as a Level 3 fair value assessment due to the significance of unobservable inputs developed in the determination of the fair value. The Company used a discounted cash flow model to determine the estimated fair value of the reporting unit and indefinite-lived intangible assets. A market value approach was also utilized to supplement the discounted cash flow model. The Company made estimates and assumptions regarding future cash flows, royalty rates, discount rates, market values, and long-term growth rates.
During the three and six months ended June 30, 2021, the Company recorded gains of $7.8 million and $10.5 million, respectively, to equity securities that are accounted for as cost method investments based on observable transactions for identical or similar investments of the same issuer. During the three and six months ended June 30, 2020, the Company recorded a gain of $2.6 million to an equity security that is accounted for as a cost method investment based on observable transactions for identical or similar investments of the same issuer. During the six months ended June 30, 2020, the Company recorded impairment losses of $2.6 million to equity securities that are accounted for as cost method investments.
During the first quarter of 2020, the Company recorded impairment charges of $3.6 million on two of its investments in affiliates.
9. INCOME TAXES
On July 1, 2015 (the Distribution Date), the Company completed the spin-off of Cable ONE as an independent, publicly traded company. The transaction was structured as a tax-free spin-off of Cable ONE to the stockholders of the Company. Since July 1, 2015, Cable One has been an independent public company trading on the New York Stock Exchange under the symbol “CABO”. In connection with the Coronavirus Aid, Relief and Economic Security (CARES) Act, Cable One has the ability to carryback its 2019 taxable losses to the tax period from January 1, 2015 to June 30, 2015, the period in which Cable One was included in the Company’s 2015 tax return. As a result, the Company amended its 2015 tax returns in order to accommodate Cable One's request to carryback its 2019 taxable losses. The Company expects that this action will have no impact on the results or the financial position of the Company. To reflect the expected refund due to Cable One, the Company has included an estimated $15.9 million current income tax receivable and a corresponding current liability to Cable One on its balance sheet as of June 30, 2021.
The Company's effective tax rate for the first six months of 2021 and 2020 was 27.0% and 18.9%, respectively. The Company’s effective tax rate for the first quarter of 2020 was 57.3% and the effective tax rate for the second quarter of 2020 was 69.0%. The effective tax rates for interim periods is generally based on the Company’s estimated effective tax rate for the fiscal year. The Company’s estimated tax rate for 2020 included the adverse impacts of the COVID-19 pandemic, the CARES Act, and losses on marketable equity securities on the Company’s estimated pre-

tax income for 2020, resulting in a higher overall estimated tax rate, as permanent differences and increased valuation allowances in certain jurisdictions have a larger impact on the overall estimated effective tax rate.
10. REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company generated 78% and 77% of its revenue from U.S. domestic sales for the three and six months ended June 30, 2021, respectively. The remaining 22% and 23% of revenue was generated from non-U.S. sales for the three and six months ended June 30, 2021, respectively. For the three and six months ended June 30, 2020, 75% of revenue was from U.S. domestic sales and the remaining 25% of revenue was generated from non-U.S. sales.
For the three and six months ended June 30, 2021, the Company recognized 66% and 68% of its revenue over time as control of the services and goods transferred to the customer, and the remaining 34% and 32% at a point in time, when the customer obtained control of the promised goods. For the three and six months ended June 30, 2020, the Company recognized 76% and 74% of its revenue over time, and the remaining 24% and 26% at a point in time.
In the second quarter of 2020, GHG received $7.4 million under the CARES Act as a general distribution from the Provider Relief Fund to provide relief for lost revenues and expenses incurred in connection with COVID-19. The healthcare revenues for the three and six months ended June 30, 2020 includes $5.5 million for lost revenues related to COVID-19.
Contract Assets. As of June 30, 2021, the Company recognized a contract asset of $11.0 million related to a contract at a Kaplan International business, which is included in Deferred Charges and Other Assets. The Company expects to recognize an additional $7.0 million related to this performance obligation within the next year. As of December 31, 2020, the contract asset was $8.7 million.
Deferred Revenue. The Company records deferred revenue when cash payments are received or due in advance of the Company’s performance, including amounts which are refundable. The following table presents the change in the Company’s deferred revenue balance:

	As of
	June 30, 2021	December 31, 2020%
(in thousands)			Change
Deferred revenue	$287,706	$343,322	(16)
In April 2020, GHG received $31.5 million under the expanded Medicare Accelerated and Advanced Payment Program modified by the CARES Act as a result of COVID-19. The Department of Health and Human Services started to recoup this advance 365 days after the payment was issued and for the three and six months ended June 30, 2021, $5.0 million of the balance was recognized in revenue for claims submitted for eligible services. The remaining amount is included in the current deferred revenue balance on the Condensed Consolidated Balance Sheet as of June 30, 2021. As of December 31, 2020, the $31.5 million balance was included in the current and noncurrent deferred revenue balances on the Condensed Consolidated Balance Sheet.
The majority of the change in deferred revenue balance is related to the cyclical nature of services in the Kaplan international division. During the six months ended June 30, 2021, the Company recognized $226.4 million related to the Company’s deferred revenue balance as of December 31, 2020.
Revenue allocated to remaining performance obligations represents deferred revenue amounts that will be recognized as revenue in future periods. As of June 30, 2021, the deferred revenue balance related to certain medical and nursing qualifications with an original contract length greater than twelve months at Kaplan Supplemental Education was $8.0 million. Kaplan Supplemental Education expects to recognize 72% of this revenue over the next twelve months and the remainder thereafter.
Costs to Obtain a Contract. The following table presents changes in the Company’s costs to obtain a contract asset:

(in thousands)	Balance at Beginning of Period	Costs associated with new contracts	Less: Costs amortized during the period	Other	Balance at End of Period
2021	$24,363	$16,692	$(27,192)	$104	$13,967
Other activity includes currency translation adjustments for the six months ended June 30, 2021.

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
The following reflects the Company’s net income (loss) and share data used in the basic and diluted earnings (loss) per share computations using the two-class method:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands, except per share amounts)	2021	2020	2021	2020
Numerator:
Numerator for basic earnings (loss) per share:
Net income (loss) attributable to Graham Holdings Company common stockholders	$115,358	$18,854	$227,808	$(14,391)
Less: Dividends paid-common stock outstanding and unvested restricted shares	(7,553)	(7,581)	(22,659)	(22,870)
Undistributed earnings (loss)	107,805	11,273	205,149	(37,261)
Percent allocated to common stockholders (1)	99.34%	99.44%	99.34%	100.00%
	107,089	11,210	203,786	(37,261)
Add: Dividends paid-common stock outstanding	7,503	7,539	22,508	22,745
Numerator for basic earnings (loss) per share	$114,592	$18,749	$226,294	$(14,516)
Add: Additional undistributed earnings due to dilutive stock options	2	—	4	—
Numerator for diluted earnings (loss) per share	$114,594	$18,749	$226,298	$(14,516)
Denominator:
Denominator for basic earnings (loss) per share:
Weighted average shares outstanding	4,968	5,196	4,968	5,235
Add: Effect of dilutive stock options	17	5	13	—
Denominator for diluted earnings (loss) per share	4,985	5,201	4,981	5,235
Graham Holdings Company Common Stockholders:
Basic earnings (loss) per share	$23.07	$3.61	$45.55	$(2.77)
Diluted earnings (loss) per share	$22.99	$3.60	$45.43	$(2.77)
_______
(1) Percent of undistributed losses allocated to common stockholders was 100% in the first six months of 2020 as participating securities are not contractually obligated to share in losses.
Diluted earnings (loss) per share excludes the following weighted average potential common shares, as the effect would be antidilutive, as computed under the treasury stock method:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2021	2020	2021	2020
Weighted average restricted stock	13	10	10	10
Weighted average stock options	—	—	—	17
The diluted earnings (loss) per share amounts for the three and six months ended June 30, 2021 and June 30, 2020 exclude the effects of 104,000 stock options outstanding, as their inclusion would have been antidilutive due to a market condition.
In the three and six months ended June 30, 2021, the Company declared regular dividends totaling $1.51 and $4.53 per common share, respectively. In the three and six months ended June 30, 2020, the Company declared regular dividends totaling $1.45 and $4.35 per common share, respectively.

12. PENSION AND POSTRETIREMENT PLANS
Defined Benefit Plans. The total benefit arising from the Company’s defined benefit pension plans consists of the following components:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2021	2020	2021	2020
Service cost	$5,877	$5,804	$11,479	$11,587
Interest cost	6,754	8,140	13,408	16,309
Expected return on assets	(33,702)	(28,290)	(68,278)	(56,734)
Amortization of prior service cost	712	707	1,423	1,415
Recognized actuarial gain	(1,671)	—	(4,563)	—
Net Periodic Benefit	(22,030)	(13,639)	(46,531)	(27,423)
Special separation benefit expense	1,118	6,014	1,118	6,014
Total Benefit	$(20,912)	$(7,625)	$(45,413)	$(21,409)
In the second quarter of 2021, the Company recorded $1.1 million in expenses related to a Separation Incentive Program (SIP) for certain Dekko employees, which will be funded from the assets of the Company’s pension plan. In the second quarter of 2020, the Company recorded $6.0 million in expenses related to a SIP for certain Kaplan, Code3 and Decile employees, which was funded from the assets of the Company’s pension plan.
The total cost arising from the Company’s Supplemental Executive Retirement Plan (SERP) consists of the following components:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2021	2020	2021	2020
Service cost	$256	$239	$511	$477
Interest cost	735	920	1,471	1,839
Amortization of prior service cost	82	82	165	165
Recognized actuarial loss	1,483	1,317	2,965	2,634
Net Periodic Cost	$2,556	$2,558	$5,112	$5,115
Defined Benefit Plan Assets. The Company’s defined benefit pension obligations are funded by a portfolio made up of a private investment fund, a U.S. stock index fund, and a relatively small number of stocks and high-quality fixed-income securities that are held by a third-party trustee. The assets of the Company’s pension plans were allocated as follows:

	As of
	June 30, 2021	December 31, 2020

U.S. equities	60%	58%
Private investment fund	18%	18%
U.S. stock index fund	9%	9%
International equities	7%	8%
U.S. fixed income	6%	7%
	100%	100%
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
The Company evaluated its defined benefit pension plan asset portfolio for the existence of significant concentrations (defined as greater than 10% of plan assets) of credit risk as of June 30, 2021. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country and individual fund. At June 30, 2021, the pension plan held investments in one common stock and one private investment fund that exceeded 10% of total plan assets, valued at $976.9 million, or approximately 31% of total plan assets. At December 31, 2020, the pension plan held investments in one common stock and one private investment fund that exceeded 10% of total plan assets, valued at $850.6 million, or approximately 30% of total plan assets.
Other Postretirement Plans. The total cost arising from the Company’s other postretirement plans consists of the following components:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2021	2020	2021	2020
Interest cost	$10	$22	$46	$84
Amortization of prior service credit	(2)	(121)	(4)	(241)
Recognized actuarial gain	(736)	(927)	(1,755)	(2,024)
Net Periodic Benefit	$(728)	$(1,026)	$(1,713)	$(2,181)
13. OTHER NON-OPERATING INCOME
A summary of non-operating income is as follows:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2021	2020	2021	2020
Gain on cost method investments	$7,783	$2,571	$10,506	$2,571
Gain on sale of cost method investments	6,699	—	6,793	518
Gain on sale of businesses	644	1,653	1,446	1,760
Foreign currency gain (loss), net	677	(1,070)	680	3,220
Gain on acquiring a controlling interest in an equity affiliate	—	3,708	—	3,708
Impairment of cost method investments	—	—	—	(2,577)
Gain on sale of equity affiliates	—	1,473	—	1,370
Other gain (loss), net	319	(235)	3,017	218
Total Other Non-Operating Income	$16,122	$8,100	$22,442	$10,788
The gains on cost method investments result from observable price changes in the fair value of the underlying equity securities accounted for under the cost method (see Notes 3 and 8).
During the three and six months ended June 30, 2021, the Company recorded contingent consideration gains of $0.6 million and $1.5 million, respectively, related to the disposition of Kaplan University (KU) in 2018. During the three and six months ended June 30, 2020, the Company recorded contingent consideration gains of $1.7 million and $1.8 million, respectively.
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

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The other comprehensive income (loss) consists of the following components:

	Three Months Ended June 30
	2021			2020
	Before-Tax	Income	After-Tax	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$1,167	$—	$1,167	$16,405	$—	$16,405
Pension and other postretirement plans:
Amortization of net prior service cost included in net income	792	(214)	578	668	(181)	487
Amortization of net actuarial (gain) loss included in net income	(924)	249	(675)	390	(104)	286
	(132)	35	(97)	1,058	(285)	773
Cash flow hedges:
Gain (loss) for the period	13	(3)	10	(143)	33	(110)
Other Comprehensive Income	$1,048	$32	$1,080	$17,320	$(252)	$17,068

	Six Months Ended June 30
	2021			2020
	Before-Tax	Income	After-Tax	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$681	$—	$681	$(20,971)	$—	$(20,971)
Pension and other postretirement plans:
Amortization of net prior service cost included in net income	1,584	(427)	1,157	1,339	(362)	977
Amortization of net actuarial (gain) loss included in net income	(3,353)	905	(2,448)	610	(164)	446
	(1,769)	478	(1,291)	1,949	(526)	1,423
Cash flow hedges:
Gain (loss) for the period	634	(147)	487	(1,721)	394	(1,327)
Other Comprehensive Loss	$(454)	$331	$(123)	$(20,743)	$(132)	$(20,875)
The accumulated balances related to each component of other comprehensive income (loss) are as follows:

(in thousands, net of taxes)	Cumulative Foreign Currency Translation Adjustment	Unrealized Gain on Pensions and Other Postretirement Plans	Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance as of December 31, 2020	$9,754	$595,287	$(1,727)	$603,314
Other comprehensive income before reclassifications	681	—	180	861
Net amount reclassified from accumulated other comprehensive income (loss)	—	(1,291)	307	(984)
Other comprehensive income (loss), net of tax	681	(1,291)	487	(123)
Balance as of June 30, 2021	$10,435	$593,996	$(1,240)	$603,191

The amounts and line items of reclassifications out of Accumulated Other Comprehensive Income (Loss) are as follows:

	Three Months Ended June 30		Six Months Ended June 30		Affected Line Item in the Condensed Consolidated Statements of Operations

(in thousands)	2021	2020	2021	2020
Pension and Other Postretirement Plans:
Amortization of net prior service cost	$792	$668	$1,584	$1,339	(1)
Amortization of net actuarial (gain) loss	(924)	390	(3,353)	610	(1)
	(132)	1,058	(1,769)	1,949	Before tax
	35	(285)	478	(526)	Provision for (Benefit from) Income Taxes
	(97)	773	(1,291)	1,423	Net of Tax
Cash Flow Hedges
	153	118	307	147	Interest expense
	—	6	—	13	Provision for (Benefit from) Income Taxes
	153	124	307	160	Net of Tax
Total reclassification for the period	$56	$897	$(984)	$1,583	Net of Tax
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
In 2015, Kaplan sold substantially all of the assets of the Kaplan Higher Education Campuses (KHEC) business to Education Corporation of America. In 2018, certain subsidiaries of Kaplan contributed the institutional assets and operations of KU to a new university: an Indiana nonprofit, public-benefit corporation affiliated with Purdue University, known as Purdue University Global. Kaplan could be held liable to the current owners of KU and the KHEC schools related to the pre-sale conduct of the schools, and the pre-sale conduct of the schools has been and could be the subject of future compliance reviews, regulatory proceedings or lawsuits that could result in monetary liabilities or fines or other sanctions. In May 2021, Kaplan received a Notice from the U.S. Department of Education (ED) that the department would be requiring a fact-finding process pursuant to the borrower defense to repayment regulations to determine the validity of more than 800 borrower defense to repayment claims and a request for documents related to several of Kaplan’s previously-owned schools. More recently, Kaplan has received information requests from the ED related to over 1,400 student claims for the ED to grant debt relief. If the ED grants any student claims, it is possible that the ED would seek reimbursement from Kaplan. Based on Kaplan’s initial review of the information received from the ED, Kaplan believes it has legal claims that would bar any student discharge or school liability and expects to vigorously defend any attempt by the ED to hold Kaplan liable for any ultimate student discharges. At this time, Kaplan is uncertain as to the total number of possible claims or the amount of potential liability.

16. BUSINESS SEGMENTS
The Company has six reportable segments: Kaplan International, Kaplan Higher Education, Kaplan Supplemental Education, Television Broadcasting, Manufacturing and Healthcare.
Across all businesses, restructuring related costs of $29.2 million and $31.3 million were recorded for the three and six months ended June 30, 2020, respectively. Kaplan Higher Education recorded $2.0 million in facility related restructuring costs in the first quarter of 2020. Restructuring related costs across all businesses during the first six months of 2020 were recorded as follows:

(in thousands)	Kaplan International	Higher Education	Supplemental Education	Kaplan Corporate	Total Education	Other Businesses	Total
Severance	$1,224	$—	$—	$—	$1,224	$—	$1,224
Facility related costs:
Operating lease cost	2,418	3,442	3,296	—	9,156	—	9,156
Accelerated depreciation of property, plant and equipment	1,472	95	1,801	—	3,368	—	3,368
Total Restructuring Costs Included in Segment Income (Loss) from Operations (1)	$5,114	$3,537	$5,097	$—	$13,748	$—	$13,748
Impairment of other long-lived assets:
Lease right-of-use assets	3,790	2,062	2,198	—	8,050	1,405	9,455
Property, plant and equipment	1,199	174	597	—	1,970	86	2,056
Non-operating pension and postretirement benefit income, net	1,100	1,431	2,295	189	5,015	999	6,014
Total Restructuring Related Costs	$11,203	$7,204	$10,187	$189	$28,783	$2,490	$31,273
(1)    These amounts are included in the segments’ Income (Loss) from Operations before Amortization of Intangible Assets and Impairment of Goodwill and Other Long-Lived Assets.

In June 2020, CRG made the decision to close its restaurant and entertainment venue in Columbia, MD effective July 19, 2020 and recorded accelerated depreciation of property, plant and equipment totaling $2.8 million.

The following tables summarize the financial information related to each of the Company’s business segments:

	Three months ended		Six months ended
	June 30		June 30
(in thousands)	2021	2020	2021	2020
Operating Revenues
Education	$339,984	$333,175	$669,301	$689,553
Television broadcasting	119,966	100,762	233,591	216,210
Manufacturing	141,123	83,239	257,083	196,697
Healthcare	54,696	49,181	104,739	95,175
Other businesses	145,899	86,863	249,938	188,145
Corporate office	—	—	—	—
Intersegment elimination	(516)	(349)	(1,045)	(652)
	$801,152	$652,871	$1,513,607	$1,385,128
Income (Loss) from Operations before Amortization of Intangible Assets and Impairment of Goodwill and Other Long-Lived Assets
Education	$19,221	$26,545	$43,369	$35,438
Television broadcasting	36,964	24,988	71,301	62,124
Manufacturing	19,038	5,506	34,932	19,144
Healthcare	9,375	10,125	17,296	14,604
Other businesses	(14,780)	(22,429)	(33,472)	(39,352)
Corporate office	(14,570)	(13,020)	(29,350)	(21,592)
	$55,248	$31,715	$104,076	$70,366
Amortization of Intangible Assets and Impairment of Goodwill and Other Long-Lived Assets
Education	$6,073	$14,291	$11,285	$18,492
Television broadcasting	1,361	1,361	2,720	2,721
Manufacturing	6,610	6,988	13,597	14,125
Healthcare	780	1,307	1,561	2,617
Other businesses	2,833	1,891	3,478	18,449
Corporate office	—	—	—	—
	$17,657	$25,838	$32,641	$56,404
Income (Loss) from Operations
Education	$13,148	$12,254	$32,084	$16,946
Television broadcasting	35,603	23,627	68,581	59,403
Manufacturing	12,428	(1,482)	21,335	5,019
Healthcare	8,595	8,818	15,735	11,987
Other businesses	(17,613)	(24,320)	(36,950)	(57,801)
Corporate office	(14,570)	(13,020)	(29,350)	(21,592)
	$37,591	$5,877	$71,435	$13,962
Equity in Earnings (Losses) of Affiliates, Net	1,776	1,182	15,204	(365)
Interest Expense, Net	(5,477)	(6,423)	(13,035)	(12,950)
Non-Operating Pension and Postretirement Benefit Income, Net	25,216	12,136	54,003	30,539
Gain (Loss) on Marketable Equity Securities, Net	83,698	39,890	162,912	(60,503)
Other Income, Net	16,122	8,100	22,442	10,788
Income (Loss) Before Income Taxes	$158,926	$60,762	$312,961	$(18,529)
Depreciation of Property, Plant and Equipment
Education	$7,482	$10,324	$15,262	$17,653
Television broadcasting	3,543	3,446	7,016	6,789
Manufacturing	2,427	2,526	4,944	5,053
Healthcare	331	493	648	1,033
Other businesses	2,659	5,948	4,949	8,738
Corporate office	158	176	326	351
	$16,600	$22,913	$33,145	$39,617
Pension Service Cost
Education	$2,398	$2,592	$4,681	$5,177
Television broadcasting	956	836	1,791	1,632
Manufacturing	246	395	641	789
Healthcare	108	112	280	271
Other businesses	487	403	856	866
Corporate office	1,682	1,466	3,230	2,852
	$5,877	$5,804	$11,479	$11,587

Asset information for the Company’s business segments is as follows:

	As of
(in thousands)	June 30, 2021	December 31, 2020
Identifiable Assets
Education	$1,854,482	$1,975,104
Television broadcasting	446,499	453,988
Manufacturing	555,155	551,611
Healthcare	165,521	160,654
Other businesses	805,245	517,533
Corporate office	83,409	348,045
	$3,910,311	$4,006,935
Investments in Marketable Equity Securities	751,440	573,102
Investments in Affiliates	164,203	155,777
Prepaid Pension Cost	1,750,588	1,708,305
Total Assets	$6,576,542	$6,444,119
The Company’s education division comprises the following operating segments:

	Three Months Ended		Six months ended
	June 30		June 30
(in thousands)	2021	2020	2021	2020
Operating Revenues
Kaplan international	$181,276	$164,713	$353,171	$364,328
Higher education	78,740	86,453	154,426	159,990
Supplemental education	77,911	79,785	157,566	161,073
Kaplan corporate and other	3,615	3,039	6,978	6,244
Intersegment elimination	(1,558)	(815)	(2,840)	(2,082)
	$339,984	$333,175	$669,301	$689,553
Income (Loss) From Operations before Amortization of Intangible Assets and Impairment of Long-Lived Assets
Kaplan international	$14,077	$16,035	$24,284	$35,015
Higher education	2,374	17,050	8,627	15,030
Supplemental education	8,813	330	21,310	(6,220)
Kaplan corporate and other	(6,042)	(6,870)	(10,949)	(8,392)
Intersegment elimination	(1)	—	97	5
	$19,221	$26,545	$43,369	$35,438
Amortization of Intangible Assets	$3,914	$4,271	$8,079	$8,472
Impairment of Long-Lived Assets	$2,159	$10,020	$3,206	$10,020
Income (Loss) from Operations
Kaplan international	$14,077	$16,035	$24,284	$35,015
Higher education	2,374	17,050	8,627	15,030
Supplemental education	8,813	330	21,310	(6,220)
Kaplan corporate and other	(12,115)	(21,161)	(22,234)	(26,884)
Intersegment elimination	(1)	—	97	5
	$13,148	$12,254	$32,084	$16,946
Depreciation of Property, Plant and Equipment
Kaplan international	$4,835	$5,619	$10,087	$10,197
Higher education	873	832	1,725	1,555
Supplemental education	1,670	3,772	3,246	5,711
Kaplan corporate and other	104	101	204	190
	$7,482	$10,324	$15,262	$17,653
Pension Service Cost
Kaplan international	$77	$120	$148	$232
Higher education	1,137	1,070	2,220	2,140
Supplemental education	976	1,084	1,907	2,169
Kaplan corporate and other	208	318	406	636
	$2,398	$2,592	$4,681	$5,177

Asset information for the Company’s education division is as follows:

	As of
(in thousands)	June 30, 2021	December 31, 2020
Identifiable Assets
Kaplan international	$1,346,838	$1,455,722
Higher education	181,508	187,123
Supplemental education	261,229	274,687
Kaplan corporate and other	64,907	57,572
	$1,854,482	$1,975,104

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.
This analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto.
Results of Operations
The Company reported net income attributable to common shares of $115.4 million ($22.99 per share) for the second quarter of 2021, compared to $18.9 million ($3.60 per share) for the second quarter of 2020.
The COVID-19 pandemic and measures taken to prevent its spread, such as travel restrictions, shelter in place orders and mandatory closures, significantly impacted the Company’s results for 2020 and the first six months of 2021, largely from reduced demand for the Company’s products and services. This significant adverse impact is expected to continue for several of the Company’s businesses for the remainder of 2021. The Company’s management has taken a variety of measures to reduce costs and implement changes to business operations. The Company cannot predict the severity or duration of the pandemic, the extent to which demand for the Company’s products and services will be adversely affected or the degree to which financial and operating results will be negatively impacted.
On June 14, 2021, the Company closed on the previously announced acquisition of all outstanding shares of common stock of Leaf Group Ltd. (Leaf) at $8.50 per share in an all cash transaction valued at approximately $322 million. Leaf Group, headquartered in Santa Monica, CA, is a consumer internet company that builds enduring, creator-driven brands that reach passionate audiences in large and growing lifestyle categories, including fitness and wellness (Well+Good, Livestrong.com and MyPlate App), and home, art and design (Saatchi Art, Society6 and Hunker). The Leaf operating results for the period from June 14, 2021 to June 30, 2021 are included in other businesses.
Items included in the Company’s income before income taxes for the second quarter of 2021:
•a $2.6 million net credit related to a fair value change in contingent consideration from a prior acquisition at Corporate;
•a $0.2 million reduction to operating expenses from property, plant and equipment gains in connection with the spectrum repacking mandate of the FCC;
•$3.4 million in long-lived asset impairment charges;
•$1.1 million in expenses related to a non-operating Separation Incentive Program at manufacturing;
•$83.7 million in net gains on marketable equity securities;
•$1.4 million in net losses of affiliates whose operations are not managed by the Company;
•a net non-operating gain of $14.5 million from the sale and write-up of cost method investments;
•$1.0 million in interest income to adjust the fair value of the mandatorily redeemable noncontrolling interest; and
•$0.7 million in non-operating foreign currency gains.
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
•$39.9 million in net gains on marketable equity securities;
•$3.1 million in net losses of affiliates whose operations are not managed by the Company;
•non-operating gains of $7.8 million from write-ups and sales of cost and equity method investments; and
•$1.1 million in non-operating foreign currency losses.

Revenue for the second quarter of 2021 was $801.2 million, up 23% from $652.9 million in the second quarter of 2020. Revenues increased at education, television broadcasting, manufacturing, healthcare and other businesses. The Company reported operating income of $37.6 million for the second quarter of 2021, compared to $5.9 million for the second quarter of 2020. The operating income increase is driven by improved results at education, television broadcasting, manufacturing and other businesses.
Items included in the Company’s income before income taxes for the six months of 2021:
•a $2.2 million net credit related to a fair value change in contingent consideration from a prior acquisition at Corporate;
•a $0.8 million reduction to operating expenses from property, plant and equipment gains in connection with the spectrum repacking mandate of the FCC;
•$3.4 million in long-lived asset impairment charges;
•$1.1 million in expenses related to a non-operating Separation Incentive Program at manufacturing;
•$162.9 million in net gains on marketable equity securities;
•$8.9 million in net earnings of affiliates whose operations are not managed by the Company;
•a net non-operating gain of $17.2 million from the sale and write-up of cost method investments;
•$0.1 million in net interest expense to adjust the fair value of the mandatorily redeemable noncontrolling interest; and
•$0.7 million in non-operating foreign currency gains.
Items included in the Company’s loss before income taxes for the six months of 2020:
•$25.7 million in goodwill and other long-lived asset impairment charges;
•$10.2 million in restructuring charges at the education division;
•$2.8 million in accelerated depreciation at other businesses;
•$1.4 million reduction to operating expenses from property, plant and equipment gains in connection with the spectrum repacking mandate of the FCC;
•$4.6 million in expenses related to non-operating Separation Incentive Programs at the education division and other businesses;
•$60.5 million in net losses on marketable equity securities;
•$3.7 million in net losses of affiliates whose operations are not managed by the Company;
•non-operating gain, net, of $1.6 million from write-ups, sales and impairments of cost and equity method investments; and
•$3.2 million in non-operating foreign currency gains.
Revenue for the first six months of 2021 was $1,513.6 million, up 9% from $1,385.1 million in the first six months of 2020. Revenues increased at television broadcasting, manufacturing, healthcare and other businesses, partially offset by a decline at education. The Company reported operating income of $71.4 million for the first six months of 2021, compared to $14.0 million for the first six months of 2020. Operating results improved at most of the Company’s divisions.
Division Results
Education
Education division revenue totaled $340.0 million for the second quarter of 2021, up 2% from $333.2 million for the same period of 2020. Kaplan reported operating income of $13.1 million for the second quarter of 2021, compared to $12.3 million for the second quarter of 2020.

For the first six months of 2021, education division revenue totaled $669.3 million, down 3% from revenue of $689.6 million for the same period of 2020. Kaplan reported operating income of $32.1 million for the first six months of 2021, compared to $16.9 million for the first six months of 2020.
The COVID-19 pandemic adversely impacted Kaplan’s operating results beginning in February 2020 and continuing through the first six months of 2021.
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
To help mitigate the adverse impact of COVID-19, Kaplan implemented a number of significant cost reduction and restructuring activities across its businesses. Related to these restructuring activities, Kaplan recorded $2.2 million and $3.2 million in impairment of long-lived assets charges in the second quarter and first six months of 2021, respectively. In the second quarter and first six months of 2020, Kaplan recorded $10.5 million and $12.5 million in lease restructuring costs, respectively; and $1.2 million in second quarter 2020 severance restructuring costs. The lease restructuring costs included $3.4 million in accelerated depreciation expense in the second quarter and first six months of 2020. Kaplan also recorded a $10.0 million lease impairment charge in connection with these restructuring plans in the second quarter of 2020; this impairment charge included $2.0 million in property, plant and equipment write-downs. Also in the second quarter of 2020, the Company approved a Separation Incentive Program (SIP) that reduced the number of employees at Kaplan International, Higher Education, Supplemental Education and Kaplan corporate, resulting in $5.0 million in non-operating pension expense in the second quarter of 2020. Kaplan management is continuing to monitor the ongoing COVID-19 disruptions and changes in its operating environment and may develop and implement further restructuring activities in 2021.
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
A summary of Kaplan’s operating results is as follows:

	Three Months Ended			Six Months Ended
	June 30			June 30
(in thousands)	2021	2020	% Change	2021	2020	% Change
Revenue
Kaplan international	$181,276	$164,713	10	$353,171	$364,328	(3)
Higher education	78,740	86,453	(9)	154,426	159,990	(3)
Supplemental education	77,911	79,785	(2)	157,566	161,073	(2)
Kaplan corporate and other	3,615	3,039	19	6,978	6,244	12
Intersegment elimination	(1,558)	(815)	—	(2,840)	(2,082)	—
	$339,984	$333,175	2	$669,301	$689,553	(3)
Operating Income (Loss)
Kaplan international	$14,077	$16,035	(12)	$24,284	$35,015	(31)
Higher education	2,374	17,050	(86)	8,627	15,030	(43)
Supplemental education	8,813	330	—	21,310	(6,220)	—
Kaplan corporate and other	(6,042)	(6,870)	12	(10,949)	(8,392)	(30)
Amortization of intangible assets	(3,914)	(4,271)	8	(8,079)	(8,472)	5
Impairment of long-lived assets	(2,159)	(10,020)	78	(3,206)	(10,020)	68
Intersegment elimination	(1)	—	—	97	5	—
	$13,148	$12,254	7	$32,084	$16,946	89

Kaplan International includes postsecondary education, professional training and language training businesses largely outside the United States. Kaplan International revenue increased 10% and decreased 3% for the second quarter and first six months of 2021, respectively (decreases of 1% and 12%, respectively, on a constant currency basis) due largely to COVID-19 disruptions at Languages, partially offset by growth at UK Professional, Singapore, and Pathways. Kaplan International reported operating income of $14.1 million in the second quarter of 2021, compared to $16.0 million in the second quarter of 2020. Operating income decreased to $24.3 million in the first six months of 2021, compared to $35.0 million in the first six months of 2020. The decline in operating results in the second quarter of 2021 is due to COVID-19 reduced student levels at Kaplan’s UK student dormitories at Pathways and at MPW, partially offset by improvements at Languages and UK Professional. The decline in operating results in the first six months of 2021 is due primarily to declines in student levels at Kaplan’s UK student dormitories at Pathways and at MPW, and increased losses at Languages, partially offset by improved earnings at UK Professional. Overall, Kaplan International’s operating results were negatively impacted by $12 million and $26 million in losses, respectively, incurred at Languages from continued significant COVID-19 disruptions for the second quarter and first six months of 2021. In addition, Kaplan International recorded $3.9 million of lease restructuring costs and $1.2 million of severance restructuring costs at Languages in the second quarter of 2020; the lease restructuring costs included $1.5 million in accelerated depreciation expense. Due to the continuation of travel restrictions imposed as a result of COVID-19, Kaplan expects the disruption of its Languages business operating environment to continue for the remainder of 2021.
Higher Education includes the results of Kaplan as a service provider to higher education institutions. In the second quarter and first six months of 2021, Higher Education revenue declined 9% and 3%, respectively, due to a reduction in the Purdue Global fee recorded. For the second quarter and first half of 2021, Kaplan recorded a portion of the fee with Purdue Global based on an assessment of its collectability under the TOSA. Higher Education operating income was down substantially from the prior year, as the Purdue Global fee recognized in the first six months of 2021 was lower than the amount recognized in the prior year, due to less cash available for distribution at June 30, 2021 due to timing of cash receipts at Purdue Global. The Company will continue to assess the collectability of the fee with Purdue Global on a quarterly basis to make a determination as to whether to record all or part of the fee in the future and whether to make adjustments to fee amounts recognized in earlier periods. For the second quarter and first six months of 2020, Kaplan Higher Education recorded $1.5 million and $3.5 million, respectively, in lease restructuring costs, of which $0.1 million was accelerated depreciation expense.
As of June 30, 2021, Kaplan had a total outstanding accounts receivable balance of $87.8 million from Purdue Global related to amounts due for reimbursements for services, fees earned and a deferred fee. Included in this total, Kaplan has a $19.1 million long-term receivable balance due from Purdue Global at June 30, 2021, related to the advance of $20 million during the initial KU Transaction.
Supplemental Education includes Kaplan’s standardized test preparation programs and domestic professional and other continuing education businesses. Supplemental Education revenue declined 2% for the second quarter and first six months of 2021, due to a decline in retail comprehensive test preparation demand, offset in part by product-life extensions in 2020 related to the postponement of various standardized test and certification exam dates due to COVID-19, as well as growth in real estate and insurance programs. Operating results improved in 2021 due to savings from restructuring activities implemented in 2020, $5.1 million of lease restructuring costs incurred in the second quarter of 2020 (of which $1.8 million was accelerated depreciation) and the adverse revenue impact from product-life extensions in the first half of 2020.
Kaplan corporate and other represents unallocated expenses of Kaplan, Inc.’s corporate office, other minor businesses and certain shared activities. Overall, Kaplan corporate and other expenses increased in the first six months of 2021 due to higher compensation costs.
Television Broadcasting

	Three Months Ended			Six Months Ended
	June 30			June 30
(in thousands)	2021	2020	% Change	2021	2020	% Change
Revenue	$119,966	$100,762	19	$233,591	$216,210	8
Operating Income	35,603	23,627	51	68,581	59,403	15
Revenue at the television broadcasting division increased 19% to $120.0 million in the second quarter of 2021, from $100.8 million in the same period of 2020. The revenue increase is due to increased local and national advertising revenues, which were adversely impacted in 2020 by reduced demand related to the COVID-19 pandemic, and a $1.8 million increase in retransmission revenues, partially offset by a $3.7 million decline in political advertising revenue. The increase in local and national advertising was from growth in the home products, health and fitness, and sports betting categories. In the second quarter of 2021 and 2020, the television broadcasting division recorded $0.2 million and $1.1 million, respectively, in reductions to operating expenses related to property, plant and equipment gains due to new equipment received at no cost in connection with the spectrum repacking mandate of the FCC. Operating income for the second quarter of 2021 increased 51% to $35.6 million, from $23.6 million in the same period of 2020, due to increased revenues, offset by higher network fees.
Revenue at the television broadcasting division increased 8% to $233.6 million in the first six months of 2021, from $216.2 million in the same period of 2020. The revenue increase is due to increased local and national advertising revenues, which were adversely impacted in 2020 by reduced demand related to the COVID-19 pandemic, and a $5.8 million increase in retransmission revenues, partially offset by a $14.0 million decline in political advertising revenue. The increase in local and national advertising was from growth in the home products, health and fitness, and sports betting categories. In the first six months of 2021 and 2020, the television broadcasting division recorded $0.8 million and $1.4 million, respectively, in reductions to operating expenses related to property, plant and equipment gains due to new equipment received at no cost in connection with the spectrum repacking mandate of the FCC. Operating income for the first six months of 2021 increased 15% to $68.6 million, from $59.4 million in the same period of 2020, due to increased revenues, offset by higher network fees.
In March 2021, the Company’s television stations located in Orlando, FL and Jacksonville, FL received approval of their FCC license renewals through February 1, 2029.
Manufacturing

	Three Months Ended			Six Months Ended
	June 30			June 30
(in thousands)	2021	2020	% Change	2021	2020	% Change
Revenue	$141,123	$83,239	70	$257,083	$196,697	31
Operating Income (Loss)	12,428	(1,482)	—	21,335	5,019	—
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
Manufacturing revenues increased 70% and 31% in the second quarter and first six months of 2021, respectively. The revenue growth for the second quarter of 2021 is due primarily to significantly increased revenues at Hoover from substantially higher wood prices and improved product demand, as well as increased revenue at Dekko. The revenue growth for the first half of 2021 is due primarily to significantly increased revenues at Hoover from substantially higher wood prices and improved product demand, partially offset by lower revenues at Dekko from lower product demand. Manufacturing operating results improved in the second quarter of 2021 due to significantly higher results at Hoover from substantial gains on inventory sales and improved results at Dekko. Manufacturing operating results improved in the first six months of 2021 due to significantly higher results at Hoover from substantial gains on inventory sales, partially offset by a decline in Dekko results from lower revenues and higher prices for certain commodities. Wood prices began to decline in June 2021 and this trend has continued in July 2021, which is expected to result in significant losses on inventory sales at Hoover in the third quarter of 2021, offsetting significant gains on inventory sales at Hoover in the first half of 2021.
In the second quarter of 2021, Dekko announced a plan to relocate its manufacturing operations in Shelton, CT to other Dekko manufacturing facilities. In connection with this activity, Dekko is in the process of implementing a SIP for the affected employees, resulting in $1.1 million in non-operating SIP expense recorded in the second quarter of 2021, to be funded by the assets of the Company's pension plan.
Healthcare

	Three Months Ended			Six Months Ended
	June 30			June 30
(in thousands)	2021	2020	% Change	2021	2020	% Change
Revenue	$54,696	$49,181	11	$104,739	$95,175	10
Operating Income	8,595	8,818	(3)	15,735	11,987	31
The Graham Healthcare Group (GHG) provides home health and hospice services in three states. GHG provides other healthcare services, including nursing care and prescription services for patients receiving in-home infusion treatments through its 75% interest in CSI Pharmacy Holdings Company, LLC (CSI). Healthcare revenues increased 11% and 10% for the second quarter and first six months of 2021, respectively, largely due to growth at CSI. The increase in GHG operating results in the first six months of 2021 is due to improved results from home health services and CSI.
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
Other Businesses
Automotive
Automotive includes three automotive dealerships in the Washington, D.C. metropolitan area: Lexus of Rockville, Honda of Tysons Corner, and Ourisman Jeep of Bethesda. Revenues for the second quarter and first six months of 2021 increased significantly due to sales growth at each of the three dealerships, due partly to significantly reduced demand for sales and service in the first half of 2020 at the onset of the COVID-19 pandemic in March 2020. As a result of the pandemic and the related recessionary conditions, the Company’s automotive dealerships recorded a $6.7 million intangible asset impairment charge in the first quarter of 2020. Operating earnings for the second quarter and first six months of 2021 improved significantly from losses in the prior year due to increased sales and margins, in addition to the impairment charge recorded in the first quarter of 2020.
Clyde’s Restaurant Group
Clyde’s Restaurant Group (CRG) owns and operates eleven restaurants and entertainment venues in the Washington, D.C. metropolitan area, including Old Ebbitt Grill and The Hamilton. As a result of the COVID-19 pandemic, CRG temporarily closed all of its restaurants and venues in mid-March 2020 through mid-June 2020, pursuant to government orders, maintaining limited operations for outdoor dining, delivery and pickup. CRG recorded a $9.7 million goodwill and intangible assets impairment charge in the first quarter of 2020. In December 2020, CRG temporarily closed its restaurant dining rooms in Maryland and the District of Columbia for the second time, reopening again for limited indoor dining service in mid-February 2021. Dining restrictions from government orders were substantially lifted for all of CRG’s operations by the end of the second quarter of 2021. In June 2020, CRG made the decision to close its restaurant and entertainment venue in Columbia, MD effective July 19, 2020, resulting in accelerated depreciation of property, plant and equipment totaling $2.8 million in the second quarter of 2020.
Overall, CRG incurred operating losses in each of the second quarters and first six months of 2021 and 2020 due to limited revenues and costs incurred to maintain its facilities and support its employees, however, those losses were significantly lower in 2021. While CRG revenues have been adversely impacted as a result of the pandemic, such revenues improved steadily in each of the first six months of 2021. CRG continues to develop and implement initiatives to increase sales and reduce costs to mitigate the impact of COVID-19.
Framebridge
On May 15, 2020, the Company acquired Framebridge, Inc., a custom framing service company, headquartered in Washington, DC, with two retail locations in the DC metropolitan area and a manufacturing facility in Richmond, KY. At the end of the second quarter of 2021, Framebridge had nine retail locations in the Washington, DC, New York City, Atlanta, GA and Philadelphia, PA areas and two manufacturing facilities in Kentucky. Framebridge expects to open six additional stores in the Boston, MA, Chicago, IL and New York City areas in the second half of 2021. Framebridge revenues in the first six months of 2021 were up substantially from the prior year. Framebridge is an investment stage business and reported significant operating losses in the first six months of 2021.
Code3
Code3 is a performance marketing agency focused on driving performance for brands through three core elements of digital success: media, creative and commerce. Code3 revenue declined in the second quarter and first six months of 2021, due to continued sluggish marketing spending by some advertising clients, offset by increased commerce and creative revenues. Code3 reported operating losses in the second quarter and first six months of 2021 and 2020. In the second quarter of 2021, Code 3 recorded a $1.6 million lease impairment charge (including $0.4 million in property, plant and equipment write-downs). In the second quarter of 2020, Code3 recorded a $1.5 million lease impairment charge (including $0.1 million in property, plant and equipment write-downs) in connection with a restructuring plan that included other cost reduction initiatives. These initiatives included the approval of a SIP that reduced the number of employees at Code3, resulting in $1.0 million in non-operating pension expense in the second quarter of 2020.

Leaf Group
On June 14, 2021, the Company closed on the Leaf acquisition; the Leaf operating results are included in other businesses for the Company’s period of ownership in the second quarter of 2021.
Megaphone
Megaphone was sold by the Company to Spotify in December 2020.
Other
Other businesses also include Slate and Foreign Policy, which publish online and print magazines and websites; and four investment stage businesses, CyberVista, Decile and Pinna, as well as City Cast, a local daily podcast business that began operations in 2021. All of these businesses reported revenue increases in the first six months of 2021. Losses from each of these six businesses in the first six months of 2021 adversely affected operating results.
Overall, for the second quarter of 2021, operating revenues for other businesses increased due largely to increases at the automotive dealerships and CRG and from the Framebridge and Leaf acquisitions, partially offset by declines due to the sale of Megaphone in December 2020. For the first six months of 2021, operating revenues for other businesses increased due largely to increases at the automotive dealerships and from the Framebridge and Leaf acquisitions, partially offset by declines at Code3, and due to the sale of Megaphone in December 2020. Operating results improved in the second quarter and first six months of 2021 primarily due to improvements at the automotive dealerships and CRG, in addition to the goodwill and other long-lived asset impairment charges recorded in the first quarter of 2020 at those businesses, partially offset by losses at Framebridge.
Corporate Office
Corporate office includes the expenses of the Company’s corporate office and certain continuing obligations related to prior business dispositions. Corporate office expenses increased in the first six months of 2021 due primarily to higher compensation costs, offset by a credit related to the fair value change in contingent consideration related to the Framebridge acquisition.
Equity in Earnings of Affiliates
At June 30, 2021, the Company held an approximate 12% interest in Intersection Holdings, LLC (Intersection), a company that provides digital marketing and advertising services and products for cities, transit systems, airports, and other public and private spaces. The Company also holds interests in several other affiliates, including a number of home health and hospice joint ventures managed by GHG and two joint ventures managed by Kaplan. Overall, the Company recorded equity in earnings of affiliates of $1.8 million for the second quarter of 2021, compared to earnings of $1.2 million for the second quarter of 2020. These amounts include $1.4 million in net losses for the second quarter of 2021 and $3.1 million in net losses for the second quarter of 2020 from affiliates whose operations are not managed by the Company; this includes losses from the Company’s investment in Intersection in the second quarter of 2021.
The Company recorded equity in earnings of affiliates of $15.2 million for the first six months of 2021, compared to losses of $0.4 million for the first six months of 2020. These amounts include $8.9 million in net earnings for the first six months of 2021 and $3.7 million in net losses for the first six months of 2020 from affiliates whose operations are not managed by the Company; this includes losses from the Company’s investment in Intersection in the first six months of 2021. The Company recorded $3.6 million in write-downs in equity in earnings of affiliates related to two of its investments in the first quarter of 2020.
The recessionary environment resulting from the COVID-19 pandemic adversely impacted the underlying businesses of Intersection due to lower marketing spending by advertising clients. The decline in revenues adversely impacted the operating results and liquidity of the business since the onset of the COVID-19 pandemic. The Company concluded that these events are not indicative of an other than temporary decline in the value of its investment to an amount less than its carrying value. Given the uncertain economic impact of the COVID-19 pandemic, it is possible that an other than temporary impairment charge could occur in the future should Intersection fail to execute on its operating strategy to address the decline in revenues and operating results. Further, the Company recorded a $13.3 million loss in equity earnings related to Intersection in the first six months of 2021 and expects to record additional losses for the remainder of 2021.
Net Interest Expense and Related Balances
The Company incurred net interest expense of $5.5 million and $13.0 million for the second quarter and first six months of 2021, respectively; compared to $6.4 million and $13.0 million for the second quarter and first six months of 2020, respectively. The Company recorded interest income of $1.0 million in the second quarter of 2021 and net interest expense of $0.1 million in the first six months of 2021 to adjust the fair value of the mandatorily redeemable noncontrolling interest at GHG.
At June 30, 2021, the Company had $510.3 million in borrowings outstanding at an average interest rate of 5.1% and cash, marketable equity securities and other investments of $891.3 million. At June 30, 2021, the Company had £55 million ($76.2 million) outstanding on its $300 million revolving credit facility. In management’s opinion, the Company will have sufficient financial resources to meet its business requirements in the next twelve months, including working capital requirements, capital expenditures, interest payments and dividends.
Non-operating Pension and Postretirement Benefit Income, net
The Company recorded net non-operating pension and postretirement benefit income of $25.2 million and $54.0 million for the second quarter and first six months of 2021, respectively; compared to $12.1 million and $30.5 million for the second quarter and first six months of 2020, respectively.
In the second quarter of 2021, the Company recorded $1.1 million in expenses related to a non-operating SIP at manufacturing. In the second quarter of 2020, the Company recorded $6.0 million in expenses related to non-operating SIPs at the education division and other businesses.
Gain (Loss) on Marketable Equity Securities, net
Overall, the Company recognized $83.7 million and $162.9 million in net gains on marketable equity securities in the second quarter and first six months of 2021, respectively; compared to $39.9 million in net gains and $60.5 million in net losses on marketable equity securities in the second quarter and first six months of 2020, respectively.
Other Non-Operating Income
The Company recorded total other non-operating income, net, of $16.1 million for the second quarter of 2021, compared to $8.1 million for the second quarter of 2020. The 2021 amounts included $6.7 million in gains on the sale of cost method investments; $7.8 million in fair value increases on cost method investments and other items. The 2020 amounts included a $3.7 million gain on acquiring a controlling interest in an equity affiliate; a $2.6 million fair value increase on a cost method investment; a $1.5 million gain on sale of an equity affiliate, and other items; offset by $1.1 million in foreign currency losses.
The Company recorded total other non-operating income, net of $22.4 million for the first six months of 2021, compared to $10.8 million for the first six months of 2020. The 2021 amounts included $6.8 million in gains on sales of cost method investments; $10.5 million in fair value increases on cost method investments and other items. The 2020 amounts included a $3.7 million gain on acquiring a controlling interest in an equity affiliate; $3.2 million in foreign currency gains; a $2.6 million gain on a cost method investment; $1.4 million in net gains on sales of equity affiliates, and other items; partially offset by $2.6 million in impairments on cost method investments.
Provision for (Benefit from) Income Taxes
The Company’s effective tax rate for the first six months of 2021 and 2020 was 27.0% and 18.9%, respectively.
Earnings (Losses) Per Share
The calculation of diluted earnings (losses) per share for the second quarter and first six months of 2021 was based on 4,985,488 and 4,981,000 weighted average shares outstanding, respectively, compared to 5,201,101 and 5,234,809, respectively, for the second quarter and first six months of 2020. At June 30, 2021, there were 5,001,462 shares outstanding. On September 10, 2020, the Board of Directors authorized the Company to acquire up to 500,000 shares of its Class B common stock; the Company has remaining authorization for 364,151 shares as of June 30, 2021.
Financial Condition: Capital Resources and Liquidity
The Company considers the following when assessing its liquidity and capital resources:

	As of
(In thousands)	June 30, 2021	December 31, 2020
Cash and cash equivalents	$114,802	$413,991
Restricted cash	10,730	9,063
Investments in marketable equity securities and other investments	765,740	587,582
Total debt	510,327	512,555

Cash generated by operations is the Company’s primary source of liquidity. The Company maintains investments in a portfolio of marketable equity securities, which is considered when assessing the Company’s sources of liquidity. An additional source of liquidity includes the undrawn portion of the Company’s $300 million revolving credit facility, amounting to $223.8 million at June 30, 2021.
In March 2020, the U.S. government enacted legislation, including the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) to provide stimulus in the form of financial aid to businesses affected by the COVID-19 pandemic. Under the CARES Act, employers may defer the payment of the employer share of FICA taxes due for the period beginning on March 27, 2020, and ending December 31, 2020. As of June 30, 2021, the Company has deferred $21.4 million of FICA payments under this program, of which 50% is due by December 31, 2021 and the remaining balance due by December 31, 2022.
The CARES Act also included provisions to support healthcare providers in the form of grants and changes to Medicare and Medicaid payments. In the second quarter of 2020, GHG received $7.4 million under the CARES Act as a general distribution from the Provider Relief Fund to provide relief for lost revenues and expenses incurred in connection with COVID-19. In addition to the above distribution, in April 2020, GHG applied for and received $31.5 million under the expanded Medicare Accelerated and Advanced Payment Program, modified by the CARES Act. The Department of Health and Human Services (HHS) started to recoup this advance in April 2021 by withholding a portion of the amount reimbursed for claims submitted for services provided after the beginning of the recoupment period. During the three and six months ended June 30, 2021, an amount of $5.0 million was withheld by HHS and the Company expects the remaining balance of $26.5 million to be withheld from claims submitted in the next twelve months.
Governments in other jurisdictions where the Company operates also provided relief to businesses affected by the COVID-19 pandemic in the form of job retention schemes, payroll assistance, deferral of income and other tax payments, and loans. During the first six months of 2021, Kaplan recorded benefits totaling $2.9 million related to job retention and payroll schemes, mostly at Kaplan International. Additionally, Kaplan deferred VAT and other tax payments in Ireland, of which $1.4 million is outstanding as of June 30, 2021.
During the first six months of 2021, the Company’s cash and cash equivalents decreased by $299.2 million, due to the acquisition of Leaf, the purchase of marketable equity securities, deferred payments on previous acquisitions, capital expenditures and payments of dividends, which was partially offset by cash generated from operations and the proceeds from the sale of marketable equity securities. In the first six months of 2021, the Company’s borrowings decreased by $2.2 million, due to repayments, which were partially offset by foreign currency translation adjustments.
The Company had no money market investments as of June 30, 2021, compared to $268.8 million at December 31, 2020, which are included in cash and cash equivalents. At June 30, 2021, the Company held approximately $69 million in cash and cash equivalents in businesses domiciled outside the U.S., of which approximately $8 million is not available for immediate use in operations or for distribution. Additionally, Kaplan’s business operations outside the U.S. retain cash balances to support ongoing working capital requirements, capital expenditures, and regulatory requirements. As a result, the Company considers a significant portion of the cash and cash equivalents balance held outside the U.S. as not readily available for use in U.S. operations.
At June 30, 2021, the fair value of the Company’s investments in marketable equity securities was $751.4 million, which includes investments in the common stock of seven publicly traded companies. The Company purchased $48.0 million of marketable equity securities during the first six months of 2021. During the first six months of 2021, the Company sold marketable equity securities that generated proceeds of $37.6 million. At June 30, 2021, the unrealized gain related to the Company’s investments totaled $474.9 million.
The Company had working capital of $738.0 million and $824.5 million at June 30, 2021 and December 31, 2020, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments.
At June 30, 2021 and December 31, 2020, the Company had borrowings outstanding of $510.3 million and $512.6 million, respectively. The Company’s borrowings at June 30, 2021 were mostly from $400.0 million of 5.75% unsecured notes due June 1, 2026, £55 million in outstanding borrowings under the Company’s revolving credit facility and a commercial note of $23.8 million at the Automotive subsidiary. The Company’s borrowings at December 31, 2020 were mostly from $400.0 million of 5.75% unsecured notes due June 1, 2026, £55 million in outstanding borrowings under the Kaplan Credit Agreement and a commercial note of $25.3 million at the Automotive subsidiary. The interest on $400.0 million of 5.75% unsecured notes is payable semiannually on June 1 and December 1.
During the six months ended June 30, 2021 and 2020, the Company had average borrowings outstanding of approximately $520.0 million and $511.2 million, respectively, at average annual interest rates of approximately

5.0% and 5.1%, respectively. During each of the six months ended June 30, 2021 and 2020, the Company incurred net interest expense of $13.0 million.
On June 3, 2021, Moody’s affirmed the Company’s credit ratings, but revised the outlook from Negative to Stable. On April 27, 2021, Standard & Poor’s affirmed the Company’s credit rating and revised the outlook from Negative to Stable.
The Company’s current credit ratings are as follows:

	Moody’s	Standard & Poor’s
Long-term	Ba1	BB
Outlook	Stable	Stable
The Company expects to fund its estimated capital needs through existing cash balances and internally generated funds, and, as needed, from borrowings under its revolving credit facility. As of June 30, 2021, the Company had $76.2 million outstanding under the $300 million revolving credit facility, which borrowing was used to repay the £60 million Kaplan U.K. credit facility that matured at the end of June 2020. In management’s opinion, the Company will have sufficient financial resources to meet its business requirements in the next 12 months, including working capital requirements, capital expenditures, interest payments, potential acquisitions and strategic investments, dividends and stock repurchases.
In summary, the Company’s cash flows for each period were as follows:

	Six Months Ended June 30
(In thousands)	2021	2020
Net cash provided by operating activities	$72,845	$121,351
Net cash (used in) provided by investing activities	(310,508)	26,651
Net cash used in financing activities	(59,175)	(78,019)
Effect of currency exchange rate change	(684)	(4,953)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(297,522)	$65,030
Operating Activities. Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. The Company’s net cash flow provided by operating activities were as follows:

	Six Months Ended June 30
(In thousands)	2021	2020
Net Income (Loss)	$228,561	$(15,029)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and goodwill and other long-lived asset impairments	65,786	96,021
Amortization of lease right-of-use asset	36,774	50,954
Net pension benefit	(45,413)	(21,409)
Other non-cash activities	(128,933)	64,776
Change in operating assets and liabilities	(83,930)	(53,962)
Net Cash Provided by Operating Activities	$72,845	$121,351
Net cash provided by operating activities consists primarily of cash receipts from customers, less disbursements for costs, benefits, income taxes, interest and other expenses.
For the first six months of 2021 compared to the first six months of 2020, the decrease in net cash provided by operating activities is primarily driven by lower net income, net of non-cash adjustments, and changes in operating assets and liabilities. Changes in operating assets and liabilities were primarily the result of a decrease in the collection of cash from customers that were partially offset by lower vendor payments at Code3, and changes in the income tax receivable.

Investing Activities. The Company’s net cash flow (used in) provided by investing activities were as follows:

	Six Months Ended June 30
(In thousands)	2021	2020
Investments in certain businesses, net of cash acquired	$(272,428)	$(20,080)
Purchases of property, plant and equipment	(27,502)	(40,209)
Net (purchases of) proceeds from sales of marketable equity securities	(10,407)	93,775
Investments in equity affiliates, cost method and other investments	(4,910)	(8,011)
Other	4,739	1,176
Net Cash (Used in) Provided by Investing Activities	$(310,508)	$26,651
Acquisitions. During the first six months of 2021, the Company acquired all of the outstanding shares of Leaf for cash and the assumption of $9.2 million in liabilities related to their pre-acquisition stock compensation plan, which will be paid in the future. Leaf is included in other businesses. During the first six months of 2020, the Company acquired three businesses: two small businesses in its education division and an additional interest in Framebridge, Inc., which is included in other businesses. The Framebridge purchase price includes $54.3 million in deferred payments and contingent consideration based on the acquiree achieving certain revenue milestones in the future.
Capital Expenditures. Capital expenditures for the first six months of 2021 were lower than the first six months of 2020 primarily due to the postponement of noncritical capital expenditures to preserve cash resources in response to the COVID-19 pandemic. In addition, 2020 includes capital expenditures in connection with spectrum repacking at the Company’s television stations in Detroit, MI, Jacksonville, FL, and Roanoke, VA, as mandated by the FCC; these expenditures were largely reimbursed to the Company by the FCC. The amounts reflected in the Company’s Condensed Consolidated Statements of Cash Flows are based on cash payments made during the relevant periods, whereas the Company’s capital expenditures for the first six months of 2021 of $28.3 million include assets acquired during the quarter. The Company estimates that its capital expenditures will be in the range of $160 million to $170 million in 2021, including approximately $100 million in land and building purchases at Kaplan International’s sixth-form college in London, U.K. and at the Automotive division.
Net (purchases of) proceeds from sale of investments. The Company purchased $48.0 million of marketable equity securities during the first six months of 2021. During the first six months of 2021 and 2020, the Company sold marketable equity securities that generated proceeds of $37.6 million and $93.8 million, respectively.
Financing Activities. The Company’s net cash flow used in financing activities were as follows:

	Six Months Ended June 30
(In thousands)	2021	2020
Dividends paid	$(15,106)	$(15,289)
Net payments on vehicle floor plan payable	(9,591)	(11,063)
Net payments under revolving credit facility	(2,304)	—
Repayments of borrowings	(2,071)	(75,206)
Issuance of borrowings	121	76,984
Common shares repurchased	—	(62,905)
Other	(30,224)	9,460
Net Cash Used in Financing Activities	$(59,175)	$(78,019)
Dividends. The quarterly dividend rate per share was $1.51 and $1.45 for the first six months of 2021 and 2020, respectively.
Vehicle Floor Plan Payable and Borrowings. In the first six months of 2021 and 2020, the Company used vehicle floor plan financing to fund the purchase of new and used vehicles at its Automotive division. In the first six months of 2020, the Company borrowed £60 million against the $300 million revolving credit facility and used the proceeds to repay the £60 million outstanding balance under the Kaplan Credit Agreement that matured at the end of June 2020.
Common Stock Repurchases. During the first six months of 2020, the Company purchased a total of 169,267 shares of its Class B common stock at a cost of approximately $62.9 million. On September 10, 2020, the Board of Directors authorized the Company to acquire up to 500,000 shares of its Class B common stock. The Company did not announce a ceiling price or time limit for the purchases. At June 30, 2021, the Company had remaining authorization from the Board of Directors to purchase up to 364,151 shares of Class B common stock.

Other. During the first six months of 2021, the Company paid $30.9 million related to contingent consideration and deferred payments from prior acquisitions, mostly for the 2020 acquisition of Framebridge. In March 2021, Hoover’s minority shareholders put their remaining outstanding shares to the Company, which had a redemption value of $3.5 million. During the first six months of 2021, the Company increased the borrowings under its cash overdraft facilities by $4.4 million. During the first six months of 2020, the Company increased the borrowings under its cash overdraft by $9.1 million and received $5.3 million in proceeds from the exercise of stock options.
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
Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and the Company’s Chief Financial Officer (principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of June 30, 2021. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

GRAHAM HOLDINGS COMPANY
(Registrant)

Date: August 4, 2021	/s/ Timothy J. O’Shaughnessy
Timothy J. O’Shaughnessy, President & Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2021	/s/ Wallace R. Cooney
Wallace R. Cooney, Chief Financial Officer (Principal Financial Officer)