Form 10-Q
period 2021-09-30
Graham Holdings Co
filed 2021-11-03
CIK 104889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2021
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
Shares outstanding at October 29, 2021:
Class A Common Stock – 964,001 Shares
Class B Common Stock – 3,988,665 Shares

GRAHAM HOLDINGS COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30

(in thousands, except per share amounts)	2021	2020	2021	2020
Operating Revenues
Sales of services	$515,280	$492,399	$1,509,986	$1,492,631
Sales of goods	294,156	224,583	813,057	609,479
	809,436	716,982	2,323,043	2,102,110
Operating Costs and Expenses
Cost of services sold (exclusive of items shown below)	307,138	298,250	906,555	929,877
Cost of goods sold (exclusive of items shown below)	241,539	177,734	647,218	481,260
Selling, general and administrative	215,891	166,207	587,181	506,199
Depreciation of property, plant and equipment	18,741	18,481	51,886	58,098
Amortization of intangible assets	15,981	14,150	43,807	42,642
Impairment of goodwill and other long-lived assets	26,753	1,916	31,568	29,828
	826,043	676,738	2,268,215	2,047,904
(Loss) Income from Operations	(16,607)	40,244	54,828	54,206
Equity in earnings of affiliates, net	12,964	4,092	28,168	3,727
Interest income	(79)	890	2,687	2,995
Interest expense	(9,343)	(7,247)	(25,144)	(22,302)
Non-operating pension and postretirement benefit income, net	27,561	10,489	81,564	41,028
Gain (loss) on marketable equity securities, net	14,069	59,364	176,981	(1,139)
Other income, net	5,218	222	27,660	11,010
Income Before Income Taxes	33,783	108,054	346,744	89,525
(Benefit from) Provision for Income Taxes	(5,900)	30,000	78,500	26,500
Net Income	39,683	78,054	268,244	63,025
Net (Income) Loss Attributable to Noncontrolling Interests	(97)	(439)	(850)	199
Net Income Attributable to Graham Holdings Company Common Stockholders	$39,586	$77,615	$267,394	$63,224

Per Share Information Attributable to Graham Holdings Company Common Stockholders
Basic net income per common share	$7.93	$15.25	$53.49	$12.15
Basic average number of common shares outstanding	4,961	5,060	4,966	5,176
Diluted net income per common share	$7.90	$15.22	$53.33	$12.11
Diluted average number of common shares outstanding	4,977	5,072	4,980	5,192
See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2021	2020	2021	2020
Net Income	$39,683	$78,054	$268,244	$63,025
Other Comprehensive (Loss) Income, Before Tax
Foreign currency translation adjustments:
Translation adjustments arising during the period	(16,033)	20,430	(15,352)	(541)
Pension and other postretirement plans:
Amortization of net prior service cost included in net income	793	671	2,377	2,010
Amortization of net actuarial (gain) loss included in net income	(1,066)	304	(4,419)	914
	(273)	975	(2,042)	2,924
Cash flow hedges gain (loss)	169	157	803	(1,564)
Other Comprehensive (Loss) Income, Before Tax	(16,137)	21,562	(16,591)	819
Income tax benefit (expense) related to items of other comprehensive (loss) income	11	(299)	342	(431)
Other Comprehensive (Loss) Income, Net of Tax	(16,126)	21,263	(16,249)	388
Comprehensive Income	23,557	99,317	251,995	63,413
Comprehensive (income) loss attributable to noncontrolling interests	(97)	(439)	(850)	199
Total Comprehensive Income Attributable to Graham Holdings Company	$23,460	$98,878	$251,145	$63,612

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands)	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$133,882	$413,991
Restricted cash	14,272	9,063
Investments in marketable equity securities and other investments	779,073	587,582
Accounts receivable, net	578,592	537,156
Inventories and contracts in progress	100,258	120,622
Prepaid expenses	78,212	75,523
Income taxes receivable	15,654	29,313
Other current assets	1,641	942
Total Current Assets	1,701,584	1,774,192
Property, Plant and Equipment, Net	461,107	378,286
Lease Right-of-Use Assets	427,225	462,560
Investments in Affiliates	171,249	155,777
Goodwill, Net	1,612,343	1,484,750
Indefinite-Lived Intangible Assets	120,093	120,437
Amortized Intangible Assets, Net	248,246	204,646
Prepaid Pension Cost	1,772,859	1,708,305
Deferred Income Taxes	7,854	8,396
Deferred Charges and Other Assets (includes $782 and $0 of restricted cash)	156,912	146,770
Total Assets	$6,679,472	$6,444,119

Liabilities and Equity
Current Liabilities
Accounts payable and accrued liabilities	$506,638	$520,236
Deferred revenue	371,208	331,021
Income taxes payable	6,869	5,140
Current portion of lease liabilities	84,144	86,797
Current portion of long-term debt	44,254	6,452
Dividends declared	7,496	—
Total Current Liabilities	1,020,609	949,646
Accrued Compensation and Related Benefits	205,514	201,918
Other Liabilities	33,282	48,768
Deferred Income Taxes	522,923	521,274
Mandatorily Redeemable Noncontrolling Interest	11,921	9,240
Lease Liabilities	392,438	428,849
Long-Term Debt	511,635	506,103
Total Liabilities	2,698,322	2,665,798
Redeemable Noncontrolling Interests	7,412	11,928
Preferred Stock	—	—
Common Stockholders’ Equity
Common stock	20,000	20,000
Capital in excess of par value	388,386	388,159
Retained earnings	7,042,061	6,804,822
Accumulated other comprehensive income, net of taxes
Cumulative foreign currency translation adjustment	(5,598)	9,754
Unrealized gain on pensions and other postretirement plans	593,773	595,287
Cash flow hedges	(1,110)	(1,727)
Cost of Class B common stock held in treasury	(4,073,677)	(4,056,993)
Total Common Stockholders’ Equity	3,963,835	3,759,302
Noncontrolling Interests	9,903	7,091
Total Equity	3,973,738	3,766,393
Total Liabilities and Equity	$6,679,472	$6,444,119

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30
(in thousands)	2021	2020
Cash Flows from Operating Activities
Net Income	$268,244	$63,025
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and goodwill and other long-lived asset impairments	127,261	130,568
Amortization of lease right-of-use asset	55,246	70,214
Net pension benefit and special separation benefit expense	(68,644)	(27,669)
Gain on marketable equity securities and cost method investments, net	(179,737)	(493)
Gain on disposition and write-down of businesses, property, plant and equipment, investments and other assets, net	(14,406)	(5,918)
Provision for doubtful trade receivables	4,171	8,229
Stock-based compensation expense, net	4,686	4,758
Foreign exchange gain	(674)	(877)
Equity in (earnings) losses of affiliates, net of distributions	(11,364)	2,784
Provision for (benefit from) deferred income taxes	43,580	(733)
Accretion expense and change in fair value of contingent consideration liabilities	(4,325)	—
Change in operating assets and liabilities:
Accounts receivable, net	(27,350)	139,306
Inventories	21,117	51
Accounts payable and accrued liabilities	(7,979)	(65,708)
Deferred revenue	33,561	(26,094)
Income taxes receivable	10,724	(190)
Lease liabilities	(61,775)	(67,299)
Other assets and other liabilities, net	3,192	16,791
Other	1,743	145
Net Cash Provided by Operating Activities	197,271	240,890
Cash Flows from Investing Activities
Investments in certain businesses, net of cash acquired	(272,428)	(20,080)
Purchases of property, plant and equipment	(140,935)	(56,121)
Purchases of marketable equity securities	(48,036)	—
Proceeds from sales of marketable equity securities	38,308	93,775
Investments in equity affiliates, cost method and other investments	(6,610)	(8,298)
Net proceeds from disposition of businesses, property, plant and equipment, investments and other assets	8,771	1,570
Return of investment in equity affiliates	474	314
Other	—	1,562
Net Cash (Used in) Provided by Investing Activities	(420,456)	12,722
Cash Flows from Financing Activities
Deferred payments of acquisitions	(30,866)	(5,010)
Dividends paid	(22,659)	(22,870)
Net borrowings under revolving credit facilities	37,696	75,905
Repayments of borrowings	(16,878)	(75,841)
Issuance of borrowings	22,684	2,084
Common shares repurchased	(21,840)	(123,155)
Net payments on vehicle floor plan payable	(15,035)	(16,300)
Purchase of noncontrolling interest	(3,508)	—
Proceeds from bank overdrafts	1,137	6,454
Proceeds from exercise of stock options	—	5,335
Other	1,244	(276)
Net Cash Used in Financing Activities	(48,025)	(153,674)
Effect of Currency Exchange Rate Change	(2,908)	(2,729)
Net (Decrease) Increase in Cash and Cash Equivalents and Restricted Cash	(274,118)	97,209
Beginning Cash and Cash Equivalents and Restricted Cash	423,054	214,044
Ending Cash and Cash Equivalents and Restricted Cash	$148,936	$311,253

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
As of December 31, 2020	$20,000	$388,159	$6,804,822	$603,314	$(4,056,993)	$7,091	$3,766,393	$11,928
Net income for the period			112,635				112,635
Net income attributable to noncontrolling interests			(185)			185	—
Change in redemption value of redeemable noncontrolling interests		697				64	761	(634)
Distribution to noncontrolling interest						(126)	(126)
Dividends on common stock			(15,106)				(15,106)
Issuance of Class B common stock, net of restricted stock forfeitures		(5,188)			5,084		(104)
Amortization of unearned stock compensation and stock option expense		1,589					1,589
Other comprehensive loss, net of income taxes				(1,203)			(1,203)
Purchase of redeemable noncontrolling interest							—	(3,508)
As of March 31, 2021	$20,000	$385,257	$6,902,166	$602,111	$(4,051,909)	$7,214	$3,864,839	$7,786
Net income for the period			115,926				115,926
Net income attributable to noncontrolling interests			(699)			699	—
Net loss attributable to redeemable noncontrolling interests			131				131	(131)
Change in redemption value of redeemable noncontrolling interests						65	65	65
Distribution to noncontrolling interest						(152)	(152)
Dividends on common stock			(7,553)				(7,553)
Forfeiture of restricted stock awards, net of Class B common stock issuances		(47)			(49)		(96)
Amortization of unearned stock compensation and stock option expense		1,672					1,672
Other comprehensive income, net of income taxes				1,080			1,080
As of June 30, 2021	$20,000	$386,882	$7,009,971	$603,191	$(4,051,958)	$7,826	$3,975,912	$7,720
Net income for the period			39,683				39,683
Noncontrolling interest capital contribution						1,750	1,750
Net income attributable to noncontrolling interest			(469)			469	—
Net loss attributable to redeemable noncontrolling interests			372				372	(372)
Change in redemption value of redeemable noncontrolling interests						64	64	64
Distribution to noncontrolling interest						(206)	(206)
Dividends on common stock			(7,496)				(7,496)
Repurchase of Class B common stock					(21,840)		(21,840)
Issuance of Class B common stock, net of restricted stock forfeitures		(188)			121		(67)
Amortization of unearned stock compensation and stock option expense		1,692					1,692
Other comprehensive loss, net of income taxes				(16,126)			(16,126)
As of September 30, 2021	$20,000	$388,386	$7,042,061	$587,065	$(4,073,677)	$9,903	$3,973,738	$7,412

(in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
As of December 31, 2019	$20,000	$381,669	$6,534,427	$303,295	$(3,920,152)	$7,557	$3,326,796	$5,655
Net loss for the period			(33,891)				(33,891)
Net loss attributable to noncontrolling interests			772			(772)	—
Net income attributable to redeemable noncontrolling interests			(126)				(126)	126
Dividends on common stock			(15,289)				(15,289)
Repurchase of Class B common stock					(33,610)		(33,610)
Issuance of Class B common stock					5,335		5,335
Amortization of unearned stock compensation and stock option expense		1,568					1,568
Other comprehensive loss, net of income taxes				(37,943)			(37,943)
As of March 31, 2020	$20,000	$383,237	$6,485,893	$265,352	$(3,948,427)	$6,785	$3,212,840	$5,781
Net income for the period			18,862				18,862
Net loss attributable to noncontrolling interests			37			(37)	—
Acquisition of redeemable noncontrolling interest							—	6,005
Net income attributable to redeemable noncontrolling interests			(45)				(45)	45
Dividends on common stock			(7,581)				(7,581)
Repurchase of Class B common stock					(29,295)		(29,295)
Amortization of unearned stock compensation and stock option expense		1,567					1,567
Other comprehensive income, net of income taxes				17,068			17,068
As of June 30, 2020	$20,000	$384,804	$6,497,166	$282,420	$(3,977,722)	$6,748	$3,213,416	$11,831
Net income for the period			78,054				78,054
Net income attributable to noncontrolling interest			(373)			373	—
Net income attributable to redeemable noncontrolling interests			(66)				(66)	66
Distribution to noncontrolling interest						(276)	(276)
Dividends on common stock			(7,100)				(7,100)
Repurchase of Class B common stock					(60,250)		(60,250)
Forfeiture of restricted stock awards, net of Class B common stock issuances		(66)			(80)		(146)
Amortization of unearned stock compensation and stock option expense		1,768					1,768
Other comprehensive income, net of income taxes				21,263			21,263
Other			(5)				(5)
As of September 30, 2020	$20,000	$386,506	$6,567,676	$303,683	$(4,038,052)	$6,845	$3,246,658	$11,897

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
Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States of America (GAAP) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (SEC). They include the assets, liabilities, results of operations and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or otherwise controlled by the Company. As permitted under such rules, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the three and nine months ended September 30, 2021 and 2020 may not be indicative of the Company’s future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
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
The Company assessed certain accounting matters that generally require consideration of forecasted financial information, in context with the information reasonably available to the Company and the unknown future impacts of the novel coronavirus (COVID-19) pandemic as of September 30, 2021 and through the date of this filing. The accounting matters assessed included, but were not limited to, the Company’s carrying value of goodwill and other long-lived assets, allowance for doubtful accounts, inventory valuation and related reserves, fair value of financial assets, valuation allowances for tax assets and revenue recognition. Other than the goodwill and other long-lived asset impairment charges (see Note 6 and Note 8), there were no other impacts to the Company’s condensed consolidated financial statements as of and for the nine months ended September 30, 2021 resulting from our assessments. The Company’s assessments as of and for the nine months ended September 30, 2020 resulted in goodwill, indefinite-lived asset and other long-lived asset impairment charges (see Note 6 and Note 8). The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s condensed consolidated financial statements in future reporting periods.
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
Acquisition-related costs for acquisitions that closed during the first nine months of 2021 and 2020 were $1.6 million and $1.1 million, respectively, and were expensed as incurred. The aggregate purchase price of the 2021 and 2020 acquisitions was allocated as follows (2021 on a preliminary basis), based on acquisition date fair values to the following assets and liabilities:

	Purchase Price Allocation
	Nine Months Ended	Year Ended
(in thousands)	September 30, 2021	December 31, 2020
Accounts receivable	$16,080	$745
Inventory	777	3,496
Property, plant and equipment	6,019	3,346
Lease right-of-use assets	7,744	6,580
Goodwill	167,334	73,951
Amortized intangible assets	88,000	14,589
Other assets	4,507	975
Deferred income taxes	40,850	15,958
Other liabilities	(49,823)	(14,917)
Current and noncurrent lease liabilities	(7,742)	(6,593)
Redeemable noncontrolling interest	—	(6,005)
Aggregate purchase price, net of cash acquired	$273,746	$92,125
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
The acquired companies were consolidated into the Company’s financial statements starting on their respective acquisition dates. The Company's Condensed Consolidated Statements of Operations for the third quarter of 2021 include aggregate revenues and operating losses for the company acquired in 2021 of $57.5 million and $7.2 million, respectively. The Company's Condensed Consolidated Statements of Operations include aggregate revenues and operating losses of $66.7 million and $9.1 million, respectively, for the first nine months of 2021. The following unaudited pro forma financial information presents the Company’s results as if the current year acquisitions had occurred at the beginning of 2020. The unaudited pro forma information also includes the 2020 acquisitions as if they occurred at the beginning of 2019:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2021	2020	2021	2020
Operating revenues	$809,810	$780,302	$2,416,109	$2,255,760
Net income	40,066	75,328	257,887	38,627
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
3. INVESTMENTS
Money Market Investments. As of September 30, 2021 the Company had no money market investments, compared to $268.8 million at December 31, 2020, that are classified as cash and cash equivalents in the Company’s Condensed Consolidated Balance Sheets.
Investments in Marketable Equity Securities. Investments in marketable equity securities consist of the following:

	As of
	September 30, 2021	December 31, 2020
(in thousands)
Total cost	$275,825	$232,847
Gross unrealized gains	489,191	340,255
Gross unrealized losses	(185)	—
Total Fair Value	$764,831	$573,102
At September 30, 2021 and December 31, 2020, the Company owned 44,430 shares and 28,000 shares, respectively, in Markel Corporation (Markel) valued at $53.1 million and $28.9 million, respectively. The Co-Chief Executive Officer of Markel, Mr. Thomas S. Gayner, is a member of the Company’s Board of Directors. As of September 30, 2021, there was no marketable equity security holding that exceeded 5% of the Company’s total assets.
The Company purchased $48.0 million of marketable equity securities during the first nine months of 2021. There were no purchases of marketable equity securities during the first nine months of 2020.
During the first nine months of 2021, the gross cumulative realized gains from the sales of marketable equity securities were $27.7 million. The total proceeds from such sales were $38.3 million. During the first nine months of 2020, the gross cumulative realized gains from the sales of marketable equity securities were $23.0 million. The total proceeds from such sales were $93.8 million.
The net gain (loss) on marketable equity securities comprised the following:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2021	2020	2021	2020
Gain (loss) on marketable equity securities, net	$14,069	$59,364	$176,981	$(1,139)
Less: Net losses (gains) in earnings from marketable equity securities sold and donated	411	—	(7,750)	13,382
Net unrealized gains in earnings from marketable equity securities still held at the end of the period	$14,480	$59,364	$169,231	$12,243
Investments in Affiliates. As of September 30, 2021, the Company held an approximate 12% interest in Intersection Holdings, LLC, and in several other affiliates; Graham Healthcare Group (GHG) held a 40% interest in Residential Home Health Illinois, a 42.5% interest in Residential Hospice Illinois, a 40% interest in the joint venture formed between GHG and a Michigan hospital, and a 40% interest in the joint venture formed between GHG and Allegheny Health Network (AHN). For the three and nine months ended September 30, 2021, the Company recorded $2.8 million and $8.0 million, respectively, in revenue for services provided to the affiliates of GHG. For the three and nine months ended September 30, 2020, the Company recorded $2.4 million and $7.1 million, respectively, in revenue for services provided to the affiliates of GHG.
The Company had $51.3 million and $26.1 million in its investment account that represents cumulative undistributed income in its investments in affiliates as of September 30, 2021 and December 31, 2020, respectively.

In the third quarter of 2021, the Company recorded an impairment charge of $6.6 million on one of its investments in affiliates as a result of the challenging economic environment for this business following an announcement by the Chinese government to reform the education sector for private education companies. In the first quarter of 2020, the Company recorded impairment charges of $3.6 million on two of its investments in affiliates as a result of the challenging economic environment for these businesses, of which $2.7 million related to the Company’s investment in Framebridge. It is reasonably possible that further COVID-19 disruptions could result in additional impairment charges related to the Company’s investments in affiliates should the impact of COVID-19 not dissipate or have a worsening adverse impact on our affiliates in future periods. The Company records its share of the earnings or losses of its affiliates from their most recent available financial statements. In some instances, the reporting period of the affiliates’ financial statements lags the Company’s financial reporting period, but such lag is never more than three months. It is possible that the Company’s results of operations for the nine months ended September 30, 2021 does not capture the impact of the COVID-19 pandemic on the earnings or losses of the affiliates whose financial results are recorded on a lag basis.
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
Cost Method Investments. The Company held investments without readily determinable fair values in a number of equity securities that are accounted for as cost method investments, which are recorded at cost, less impairment, and adjusted for observable price changes for identical or similar investments of the same issuer. The carrying value of these investments was $48.5 million and $35.7 million as of September 30, 2021 and December 31, 2020, respectively. During the first nine months of 2021, the Company recorded gains of $10.5 million to those equity securities based on observable transactions. During the three and nine months ended September 30, 2020, the Company recorded gains of $1.6 million and $4.2 million, respectively, to those equity securities based on observable transactions. During the first nine months of 2020, the Company recorded impairment losses of $2.6 million to those equity securities.
4. ACCOUNTS RECEIVABLE, ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts receivable consist of the following:

	As of
	September 30, 2021	December 31, 2020
(in thousands)
Receivables from contracts with customers, less estimated credit losses of $21,866 and $21,494	$550,853	$519,577
Other receivables	27,739	17,579
	$578,592	$537,156
Credit loss expense was $1.7 million and $1.0 million for the three months ended September 30, 2021 and 2020, respectively. Credit loss expense was $4.2 million and $8.2 million for the nine months ended September 30, 2021 and 2020, respectively.
Accounts payable and accrued liabilities consist of the following:

	As of
	September 30, 2021	December 31, 2020
(in thousands)
Accounts payable	$105,143	$106,215
Accrued compensation and related benefits	160,062	135,493
Other accrued liabilities	241,433	278,528
	$506,638	$520,236
Cash overdrafts of $3.3 million and $2.1 million are included in accounts payable as of September 30, 2021 and December 31, 2020, respectively.

5. INVENTORIES, CONTRACTS IN PROGRESS AND VEHICLE FLOOR PLAN PAYABLE
Inventories and contracts in progress consist of the following:

	As of
	September 30, 2021	December 31, 2020
(in thousands)
Raw materials	$43,045	$45,382
Work-in-process	10,873	10,402
Finished goods	45,311	64,061
Contracts in progress	1,029	777
	$100,258	$120,622
The Company finances new and used vehicle inventory through a standardized floor plan facility (the “floor plan facility”) with Truist Bank. The vehicle floor plan facility bears interest at variable rates that are based on LIBOR plus 1.15% per annum. The weighted average interest rate for the floor plan facility was 0.9% and 1.2% for the three months ended September 30, 2021 and 2020, respectively. The weighted average interest rate for the floor plan facility was 1.1% and 1.9% for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, the aggregate capacity under the floor plan facility was $50 million, of which $10.9 million had been utilized, and is included in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheet. Changes in the vehicle floor plan payable are reported as cash flows from financing activities in the Condensed Consolidated Statements of Cash Flows.
The floor plan facility is collateralized by vehicle inventory and other assets of the relevant dealership subsidiary, and contains a number of covenants, including, among others, covenants restricting the dealership subsidiary with respect to the creation of liens and changes in ownership, officers and key management personnel. The Company was in compliance with all of these restrictive covenants as of September 30, 2021.
The floor plan interest expense related to the vehicle floor plan arrangements is offset by amounts received from manufacturers in the form of floor plan assistance capitalized in inventory and recorded against cost of goods sold in the Condensed Consolidated Statements of Operations when the associated inventory is sold. For the three months ended September 30, 2021 and 2020, the Company recognized a reduction in cost of goods sold of $0.7 million and $0.6 million, respectively, related to manufacturer floor plan assistance. For the nine months ended September 30, 2021 and 2020, the Company recognized a reduction in cost of goods sold of $2.1 million and $1.5 million, respectively, related to manufacturer floor plan assistance.
6. GOODWILL AND OTHER INTANGIBLE ASSETS
The Company changed the presentation of its segments in the third quarter of 2021 into the following seven segments: Kaplan International, Higher Education, Supplemental Education, Television Broadcasting, Manufacturing, Healthcare and Automotive (see Note 16).
In the third quarter of 2021, as a result of the emergence of the COVID-19 Delta variant and continued weak product demand in the commercial office electrical products and hospitality sectors caused by the COVID-19 pandemic, the Company performed an interim review of the goodwill and indefinite-lived intangibles of the Dekko reporting unit. As a result of the impairment review, the Company recorded a $26.7 million goodwill impairment charge. The Company estimated the fair value of the reporting unit by utilizing a discounted cash flow model. The carrying value of the reporting unit exceeded the estimated fair value, resulting in a goodwill impairment charge for the amount by which the carrying value exceeded the estimated fair value after taking into account the effect of deferred income taxes. Dekko is included in manufacturing.
In the first quarter of 2020, as a result of the uncertainty and challenging operating environment created by the COVID-19 pandemic, the Company performed an interim review of the goodwill, indefinite-lived intangibles and other long-lived assets of the Clyde’s Restaurant Group (CRG) and automotive dealership reporting units and asset groups. As a result of the impairment reviews, the Company recorded a $9.7 million goodwill and indefinite-lived intangible asset impairment charge at CRG and a $6.7 million indefinite-lived intangible asset impairment charge at the auto dealerships. The Company estimated the fair value of the reporting units and indefinite-lived intangible assets by utilizing a discounted cash flow model. The carrying value of the CRG reporting unit and the indefinite-lived intangible assets exceeded the estimated fair value, resulting in a goodwill and indefinite-lived intangible asset impairment charge for the amount by which the carrying value exceeded the estimated fair value. CRG is included in other businesses and the automotive dealerships are included in automotive.
Additional COVID-19 disruptions could result in future adverse changes in projections for future operating results or other key assumptions, such as projected revenue, profit margin, capital expenditures or cash flows associated with fair value estimates and could lead to additional future impairments, which could be material.

Amortization of intangible assets for the three months ended September 30, 2021 and 2020, was $16.0 million and $14.2 million, respectively. Amortization of intangible assets for the nine months ended September 30, 2021 and 2020, was $43.8 million and $42.6 million, respectively. Amortization of intangible assets is estimated to be approximately $16 million for the remainder of 2021, $60 million in 2022, $51 million in 2023, $40 million in 2024, $33 million in 2025 and $48 million thereafter. The changes in the carrying amount of goodwill, by segment, were as follows:

(in thousands)	Education	Television Broadcasting	Manufacturing	Healthcare	Automotive	Other Businesses	Total
Balance as of December 31, 2020
Goodwill	$1,183,379	$190,815	$234,993	$98,421	$39,121	$91,351	$1,838,080
Accumulated impairment losses	(331,151)	—	(7,616)	—	—	(14,563)	(353,330)
	852,228	190,815	227,377	98,421	39,121	76,788	1,484,750
Acquisitions	—	—	—	—	—	167,334	167,334
Impairment	—	—	(26,686)	—	—	—	(26,686)
Foreign currency exchange rate changes	(13,055)	—	—	—	—	—	(13,055)
Balance as of September 30, 2021
Goodwill	1,170,324	190,815	234,993	98,421	39,121	258,685	1,992,359
Accumulated impairment losses	(331,151)	—	(34,302)	—	—	(14,563)	(380,016)
	$839,173	$190,815	$200,691	$98,421	$39,121	$244,122	$1,612,343
The changes in carrying amount of goodwill at the Company’s education division were as follows:

(in thousands)	Kaplan International	Higher Education	Supplemental Education	Total
Balance as of December 31, 2020
Goodwill	$634,749	$174,564	$374,066	$1,183,379
Accumulated impairment losses	—	(111,324)	(219,827)	(331,151)
	634,749	63,240	154,239	852,228
Foreign currency exchange rate changes	(13,065)	—	10	(13,055)
Balance as of September 30, 2021
Goodwill	621,684	174,564	374,076	1,170,324
Accumulated impairment losses	—	(111,324)	(219,827)	(331,151)
	$621,684	$63,240	$154,249	$839,173
Other intangible assets consist of the following:

		As of September 30, 2021			As of December 31, 2020
(in thousands)	Useful Life Range	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Student and customer relationships	2–10 years	$323,569	$201,297	$122,272	$294,077	$178,075	$116,002
Trade names and trademarks	2–10 years	160,411	65,551	94,860	109,809	54,766	55,043
Network affiliation agreements	10 years	17,400	8,193	9,207	17,400	6,888	10,512
Databases and technology	3–6 years	36,550	24,709	11,841	34,864	19,924	14,940
Noncompete agreements	2–5 years	1,000	990	10	1,000	937	63
Other	1–8 years	29,800	19,744	10,056	24,800	16,714	8,086
		$568,730	$320,484	$248,246	$481,950	$277,304	$204,646
Indefinite-Lived Intangible Assets
Trade names and trademarks		$87,085			$87,429
Franchise agreements		21,858			21,858
FCC licenses		11,000			11,000
Licensure and accreditation		150			150
		$120,093			$120,437

7. DEBT
The Company’s borrowings consist of the following:

	As of
	September 30, 2021	December 31, 2020
(in thousands)
5.75% unsecured notes due June 1, 2026 (1)	$396,649	$396,112
Revolving credit facility	122,251	74,686
Commercial note	23,000	25,250
Pinnacle Bank term loan	9,840	10,692
Pinnacle Bank line of credit	—	2,295
Other indebtedness	4,149	3,520
Total Debt	$555,889	$512,555
Less: current portion	(44,254)	(6,452)
Total Long-Term Debt	$511,635	$506,103
____________
(1)     The carrying value is net of $3.4 million and $3.9 million of unamortized debt issuance costs as of September 30, 2021 and December 31, 2020, respectively.
The outstanding balance on the Company’s revolving credit facility was $122.3 million as of September 30, 2021. Borrowings under the Company’s revolving credit facility consisted of borrowings of $40 million and £61 million under its U.S. dollar and multicurrency tranches, respectively, with interest payable at 1 month USD and 3 month GBP LIBOR, respectively, plus 1.50%. The Company’s other indebtedness at September 30, 2021 and December 31, 2020 is at interest rates of 0% to 16% and matures between 2023 and 2030.
The Company is in compliance with all financial covenants as of September 30, 2021.
During the three months ended September 30, 2021 and 2020, the Company had average borrowings outstanding of approximately $545.9 million and $515.1 million, respectively, at average annual interest rates of approximately 4.8% and 5.0%, respectively. During the three months ended September 30, 2021 and 2020, the Company incurred net interest expense of $9.4 million and $6.4 million, respectively.
During the nine months ended September 30, 2021 and 2020, the Company had average borrowings outstanding of approximately $531.3 million and $512.8 million, respectively, at average annual interest rates of approximately 4.9% and 5.1%, respectively. During the nine months ended September 30, 2021 and 2020, the Company incurred net interest expense of $22.5 million and $19.3 million, respectively.
During the three and nine months ended September 30, 2021, the Company recorded net interest expense of $2.6 million and $2.7 million, respectively, to adjust the fair value of the mandatorily redeemable noncontrolling interest. Fair value adjustments are presented within interest expense and interest income in the Company’s Condensed Consolidated Statements of Operations and are reclassified to present the net change in fair value for each reporting period. The fair value of the mandatorily redeemable noncontrolling interest was based on the fair value of the underlying subsidiaries owned by GHC One, after taking into account any debt and other noncontrolling interests of its subsidiary investments. The fair value of the owned subsidiaries is determined by reference to either a discounted cash flow or EBITDA multiple, which approximates fair value (Level 3 fair value assessment).
At September 30, 2021 and December 31, 2020, the fair value of the Company’s 5.75% unsecured notes, based on quoted market prices (Level 2 fair value assessment), totaled $417.7 million and $421.7 million, respectively, compared with the carrying amount of $396.6 million and $396.1 million, respectively. The carrying value of the Company’s other unsecured debt at September 30, 2021 and December 31, 2020 approximates fair value.

8. FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	As of September 30, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities (1)	$764,831	$—	$—	$764,831
Other current investments (2)	7,184	7,058	—	14,242
Total Financial Assets	$772,015	$7,058	$—	$779,073
Liabilities
Deferred compensation plan liabilities (3)	$—	$29,950	$—	$29,950
Contingent consideration liabilities (4)	—	—	12,895	12,895
Interest rate swap (5)	—	1,534	—	1,534
Mandatorily redeemable noncontrolling interest (6)	—	—	11,921	11,921
Total Financial Liabilities	$—	$31,484	$24,816	$56,300

	As of December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market investments (7)	$—	$268,841	$—	$268,841
Marketable equity securities (1)	573,102	—	—	573,102
Other current investments (2)	10,397	4,083	—	14,480
Total Financial Assets	$583,499	$272,924	$—	$856,423
Liabilities
Deferred compensation plan liabilities (3)	$—	$31,178	$—	$31,178
Contingent consideration liabilities (4)	—	—	37,174	37,174
Interest rate swap (5)	—	2,342	—	2,342
Foreign exchange swap (8)	—	259	—	259
Mandatorily redeemable noncontrolling interest (6)	—	—	9,240	9,240
Total Financial Liabilities	$—	$33,779	$46,414	$80,193
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

The following table provides a reconciliation of changes in the Company’s financial liabilities measured at fair value on a recurring basis, using Level 3 inputs:

(in thousands)	Contingent consideration liabilities	Mandatorily redeemable noncontrolling interest
As of December 31, 2020	$37,174	$9,240
Changes in fair value (1)	(5,482)	2,703
Capital contributions	—	50
Accretion of value included in net income (1)	1,157	—
Settlements or distributions	(19,942)	(72)
Foreign currency exchange rate changes	(12)	—
As of September 30, 2021	$12,895	$11,921
____________

(1)	Changes in fair value and accretion of value of contingent consideration liabilities are included in Selling, general and administrative expenses and the changes in fair value of mandatorily redeemable noncontrolling interest is included in Interest expense in the Company’s Condensed Consolidated Statements of Operations.
During the three and nine months ended September 30, 2021, the Company recorded goodwill and other long-lived asset impairment charges of $26.8 million and $31.6 million, respectively. During the three and nine months ended September 30, 2020, the Company recorded goodwill and other long-lived asset impairment charges of $1.9 million and $29.8 million, respectively (see Note 16). The remeasurement of goodwill and other long-lived assets is classified as a Level 3 fair value assessment due to the significance of unobservable inputs developed in the determination of the fair value. The Company used a discounted cash flow model to determine the estimated fair value of the reporting unit, indefinite-lived intangible assets, and other long-lived assets. A market value approach was also utilized to supplement the discounted cash flow model. The Company made estimates and assumptions regarding future cash flows, royalty rates, discount rates, market values, and long-term growth rates.
During the nine months ended September 30, 2021, the Company recorded gains of $10.5 million to equity securities that are accounted for as cost method investments based on observable transactions for identical or similar investments of the same issuer. During the three and nine months ended September 30, 2020, the Company recorded gains of $1.6 million and $4.2 million, respectively, to an equity security that is accounted for as a cost method investment based on observable transactions for identical or similar investments of the same issuer. During the nine months ended September 30, 2020, the Company recorded impairment losses of $2.6 million to equity securities that are accounted for as cost method investments.
During the third quarter of 2021, the Company recorded an impairment charge of $6.6 million on one of its investments in affiliates. During the first quarter of 2020, the Company recorded impairment charges of $3.6 million on two of its investments in affiliates (see Note 3).
9. INCOME TAXES
On July 1, 2015 (the Distribution Date), the Company completed the spin-off of Cable ONE as an independent, publicly traded company. The transaction was structured as a tax-free spin-off of Cable ONE to the stockholders of the Company. Since July 1, 2015, Cable One has been an independent public company trading on the New York Stock Exchange under the symbol “CABO”. In connection with the Coronavirus Aid, Relief and Economic Security (CARES) Act, Cable One has the ability to carryback its 2019 taxable losses to the tax period from January 1, 2015 to June 30, 2015, the period in which Cable One was included in the Company’s 2015 tax return. As a result, the Company amended its 2015 tax returns in order to accommodate Cable One's request to carryback its 2019 taxable losses. The Company expects that this action will have no impact on the results or the financial position of the Company. To reflect the expected refund due to Cable One, the Company has included an estimated $15.9 million current income tax receivable and a corresponding current liability to Cable One on its balance sheet as of September 30, 2021.
The Company's effective tax rate for the first nine months of 2021 and 2020 was 22.6% and 29.6%, respectively. The Company’s effective tax rate for 2021 was favorably impacted by a $15.7 million deferred tax adjustment arising from a change in the estimated deferred state income tax rate attributable to the apportionment formula used in the calculation of deferred taxes related to the Company’s pension and other postretirement plans.
10. REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company generated 82% and 79% of its revenue from U.S. domestic sales for the three and nine months ended September 30, 2021. The remaining 18% and 21% of revenue was generated from non-U.S. sales for the three and nine months ended September 30, 2021, respectively. For the three and nine months ended September 30, 2020, 83% and 78% of revenue was from U.S. domestic sales and the remaining 17% and 22% of revenue was generated from non-U.S. sales.

For the three and nine months ended September 30, 2021, the Company recognized 66% and 67% of its revenue over time as control of the services and goods transferred to the customer, and the remaining 34% and 33% at a point in time, when the customer obtained control of the promised goods. For the three and nine months ended September 30, 2020, the Company recognized 71% and 73% of its revenue over time, and the remaining 29% and 27% at a point in time.
In the second quarter of 2020, GHG received $7.4 million under the CARES Act as a general distribution from the Provider Relief Fund to provide relief for lost revenues and expenses incurred in connection with COVID-19. The healthcare revenue for the three and nine months ended September 30, 2020 includes $0.2 million and $5.7 million, respectively, for lost revenues related to COVID-19.
Contract Assets. As of September 30, 2021, the Company recognized a contract asset of $13.4 million related to a contract at a Kaplan International business, which is included in Deferred Charges and Other Assets. The Company expects to recognize an additional $4.0 million related to this performance obligation within the next year. As of December 31, 2020, the contract asset was $8.7 million.
Deferred Revenue. The Company records deferred revenue when cash payments are received or due in advance of the Company’s performance, including amounts which are refundable. The following table presents the change in the Company’s deferred revenue balance:

	As of
	September 30, 2021	December 31, 2020%
(in thousands)			Change
Deferred revenue	$376,803	$343,322	10
In April 2020, GHG received $31.5 million under the expanded Medicare Accelerated and Advanced Payment Program modified by the CARES Act as a result of COVID-19. The Department of Health and Human Services started to recoup this advance 365 days after the payment was issued and for the three and nine months ended September 30, 2021, $6.6 million and $11.6 million of the balance was recognized in revenue for claims submitted for eligible services. The remaining amount is included in the current deferred revenue balance on the Condensed Consolidated Balance Sheet as of September 30, 2021. As of December 31, 2020, the $31.5 million balance was included in the current and noncurrent deferred revenue balances on the Condensed Consolidated Balance Sheet.
The majority of the change in deferred revenue balance is related to the cyclical nature of services in the Kaplan international division. During the nine months ended September 30, 2021, the Company recognized $257.4 million related to the Company’s deferred revenue balance as of December 31, 2020.
Revenue allocated to remaining performance obligations represents deferred revenue amounts that will be recognized as revenue in future periods. As of September 30, 2021, the deferred revenue balance related to certain medical and nursing qualifications with an original contract length greater than twelve months at Kaplan Supplemental Education was $9.4 million. Kaplan Supplemental Education expects to recognize 68% of this revenue over the next twelve months and the remainder thereafter.
Costs to Obtain a Contract. The following table presents changes in the Company’s costs to obtain a contract asset:

(in thousands)	Balance at Beginning of Period	Costs associated with new contracts	Less: Costs amortized during the period	Other	Balance at End of Period
2021	$24,363	$23,907	$(33,903)	$978	$15,345
Other activity includes currency translation adjustments for the nine months ended September 30, 2021.

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

The following reflects the Company’s net income and share data used in the basic and diluted earnings per share computations using the two-class method:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands, except per share amounts)	2021	2020	2021	2020
Numerator:
Numerator for basic earnings per share:
Net income attributable to Graham Holdings Company common stockholders	$39,586	$77,615	$267,394	$63,224
Less: Dividends paid-common stock outstanding and unvested restricted shares	(7,496)	(7,100)	(30,155)	(29,970)
Undistributed earnings	32,090	70,515	237,239	33,254
Percent allocated to common stockholders	99.32%	99.43%	99.32%	99.43%
	31,872	70,116	235,633	33,066
Add: Dividends paid-common stock outstanding	7,447	7,059	29,953	29,806
Numerator for basic earnings per share	$39,319	$77,175	$265,586	$62,872
Add: Additional undistributed earnings due to dilutive stock options	1	1	5	1
Numerator for diluted earnings per share	$39,320	$77,176	$265,591	$62,873
Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	4,961	5,060	4,966	5,176
Add: Effect of dilutive stock options	16	12	14	16
Denominator for diluted earnings per share	4,977	5,072	4,980	5,192
Graham Holdings Company Common Stockholders:
Basic earnings per share	$7.93	$15.25	$53.49	$12.15
Diluted earnings per share	$7.90	$15.22	$53.33	$12.11

Diluted earnings per share excludes the following weighted average potential common shares, as the effect would be antidilutive, as computed under the treasury stock method:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2021	2020	2021	2020
Weighted average restricted stock	14	12	11	11
The diluted earnings per share amounts for the three and nine months ended September 30, 2021 exclude the effects of 104,000 stock options outstanding, as their inclusion would have been antidilutive due to a market condition. The diluted earnings per share amounts for the three and nine months ended September 30, 2020 exclude the effects of 181,258 and 104,000 stock options outstanding, respectively, as their inclusion would have been antidilutive due to a market condition.
In the three and nine months ended September 30, 2021, the Company declared regular dividends totaling $1.51 and $6.04 per common share, respectively. In the three and nine months ended September 30, 2020, the Company declared regular dividends totaling $1.45 and $5.80 per common share, respectively.

12. PENSION AND POSTRETIREMENT PLANS
Defined Benefit Plans. The total benefit arising from the Company’s defined benefit pension plans consists of the following components:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2021	2020	2021	2020
Service cost	$5,775	$5,457	$17,254	$17,044
Interest cost	6,754	8,139	20,162	24,448
Expected return on assets	(34,800)	(28,347)	(103,078)	(85,081)
Amortization of prior service cost	711	708	2,134	2,123
Recognized actuarial gain	(1,671)	—	(6,234)	—
Net Periodic Benefit	(23,231)	(14,043)	(69,762)	(41,466)
Special separation benefit expense	—	7,783	1,118	13,797
Total Benefit	$(23,231)	$(6,260)	$(68,644)	$(27,669)
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
The total cost arising from the Company’s Supplemental Executive Retirement Plan (SERP) consists of the following components:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2021	2020	2021	2020
Service cost	$256	$238	$767	$715
Interest cost	736	920	2,207	2,759
Amortization of prior service cost	83	83	248	248
Recognized actuarial loss	1,482	1,316	4,447	3,950
Net Periodic Cost	$2,557	$2,557	$7,669	$7,672
Defined Benefit Plan Assets. The Company’s defined benefit pension obligations are funded by a portfolio made up of a private investment fund, a U.S. stock index fund, and a relatively small number of stocks and high-quality fixed-income securities that are held by a third-party trustee. The assets of the Company’s pension plans were allocated as follows:

	As of
	September 30, 2021	December 31, 2020

U.S. equities	60%	58%
Private investment fund	18%	18%
U.S. stock index fund	9%	9%
International equities	9%	8%
U.S. fixed income	4%	7%
	100%	100%
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
The Company evaluated its defined benefit pension plan asset portfolio for the existence of significant concentrations (defined as greater than 10% of plan assets) of credit risk as of September 30, 2021. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country and individual fund. At September 30, 2021, the pension plan held investments in one common stock and one private investment fund that exceeded 10% of total plan assets, valued at $967.0 million, or approximately 30% of total plan assets. At December 31, 2020, the pension plan held investments in one common stock and one private investment fund that exceeded 10% of total plan assets, valued at $850.6 million, or approximately 30% of total plan assets.
Other Postretirement Plans. The total cost arising from the Company’s other postretirement plans consists of the following components:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2021	2020	2021	2020
Interest cost	$23	$41	$69	$125
Amortization of prior service credit	(1)	(120)	(5)	(361)
Recognized actuarial gain	(877)	(1,012)	(2,632)	(3,036)
Net Periodic Benefit	$(855)	$(1,091)	$(2,568)	$(3,272)
13. OTHER NON-OPERATING INCOME
A summary of non-operating income is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2021	2020	2021	2020
Gain on cost method investments	$—	$1,638	$10,506	$4,209
Gain on sale of cost method investments	—	521	6,793	1,039
Gain on sale of businesses	1,303	755	2,749	2,515
Foreign currency (loss) gain, net	(6)	(2,343)	674	877
Gain on acquiring a controlling interest in an equity affiliate	—	—	—	3,708
Impairment of cost method investments	—	—	—	(2,577)
Gain on sale of equity affiliates	—	—	—	1,370
Other gain (loss), net	3,921	(349)	6,938	(131)
Total Other Non-Operating Income	$5,218	$222	$27,660	$11,010
The gains on cost method investments result from observable price changes in the fair value of the underlying equity securities accounted for under the cost method (see Notes 3 and 8).
During the three and nine months ended September 30, 2021, the Company recorded contingent consideration gains of $1.3 million and $2.8 million, respectively, related to the disposition of Kaplan University (KU) in 2018. During the three and nine months ended September 30, 2020, the Company recorded contingent consideration gains of $0.8 million and $2.5 million, respectively.
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

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The other comprehensive (loss) income consists of the following components:

	Three Months Ended September 30
	2021			2020
	Before-Tax	Income	After-Tax	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(16,033)	$—	$(16,033)	$20,430	$—	$20,430
Pension and other postretirement plans:
Amortization of net prior service cost included in net income	793	(188)	605	671	(180)	491
Amortization of net actuarial (gain) loss included in net income	(1,066)	238	(828)	304	(83)	221
	(273)	50	(223)	975	(263)	712
Cash flow hedges:
Gain for the period	169	(39)	130	157	(36)	121
Other Comprehensive (Loss) Income	$(16,137)	$11	$(16,126)	$21,562	$(299)	$21,263

	Nine Months Ended September 30
	2021			2020
	Before-Tax	Income	After-Tax	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(15,352)	$—	$(15,352)	$(541)	$—	$(541)
Pension and other postretirement plans:
Amortization of net prior service cost included in net income	2,377	(615)	1,762	2,010	(542)	1,468
Amortization of net actuarial (gain) loss included in net income	(4,419)	1,143	(3,276)	914	(247)	667
	(2,042)	528	(1,514)	2,924	(789)	2,135
Cash flow hedges:
Gain (loss) for the period	803	(186)	617	(1,564)	358	(1,206)
Other Comprehensive (Loss) Income	$(16,591)	$342	$(16,249)	$819	$(431)	$388
The accumulated balances related to each component of other comprehensive income (loss) are as follows:

(in thousands, net of taxes)	Cumulative Foreign Currency Translation Adjustment	Unrealized Gain on Pensions and Other Postretirement Plans	Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance as of December 31, 2020	$9,754	$595,287	$(1,727)	$603,314
Other comprehensive (loss) income before reclassifications	(15,352)	—	161	(15,191)
Net amount reclassified from accumulated other comprehensive income (loss)	—	(1,514)	456	(1,058)
Other comprehensive (loss) income, net of tax	(15,352)	(1,514)	617	(16,249)
Balance as of September 30, 2021	$(5,598)	$593,773	$(1,110)	$587,065

The amounts and line items of reclassifications out of Accumulated Other Comprehensive Income (Loss) are as follows:

	Three Months Ended September 30		Nine Months Ended September 30		Affected Line Item in the Condensed Consolidated Statements of Operations

(in thousands)	2021	2020	2021	2020
Pension and Other Postretirement Plans:
Amortization of net prior service cost	$793	$671	$2,377	$2,010	(1)
Amortization of net actuarial (gain) loss	(1,066)	304	(4,419)	914	(1)
	(273)	975	(2,042)	2,924	Before tax
	50	(263)	528	(789)	(Benefit from) Provision for Income Taxes
	(223)	712	(1,514)	2,135	Net of Tax
Cash Flow Hedges
	149	166	456	313	Interest expense
	—	—	—	13	(Benefit from) Provision for Income Taxes
	149	166	456	326	Net of Tax
Total reclassification for the period	$(74)	$878	$(1,058)	$2,461	Net of Tax
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
In 2015, Kaplan sold substantially all of the assets of the Kaplan Higher Education Campuses (KHEC) business to Education Corporation of America. In 2018, certain subsidiaries of Kaplan contributed the institutional assets and operations of KU to a new university: an Indiana nonprofit, public-benefit corporation affiliated with Purdue University, known as Purdue University Global. Kaplan could be held liable to the current owners of KU and the KHEC schools related to the pre-sale conduct of the schools, and the pre-sale conduct of the schools has been and could be the subject of future compliance reviews, regulatory proceedings or lawsuits that could result in monetary liabilities or fines or other sanctions. In May 2021, Kaplan received a Notice from the U.S. Department of Education (ED) that the department would be requiring a fact-finding process pursuant to the borrower defense to repayment regulations to determine the validity of more than 800 borrower defense to repayment claims and a request for documents related to several of Kaplan’s previously-owned schools. In July 2021, Kaplan received information requests from the ED related to over 1,400 student claims for the ED to grant debt relief. If the ED grants any student claims, it is possible that the ED would seek reimbursement from Kaplan. Based on Kaplan’s review of the information received from the ED, Kaplan believes it has legal claims that would bar any student discharge or school liability and expects to vigorously defend any attempt by the ED to hold Kaplan liable for any ultimate student discharges. At this time, Kaplan is uncertain as to the total number of possible claims or the amount of potential liability.
In June 2021, the Committee for Private Education (CPE) in Singapore instructed Kaplan Singapore to cease new enrollments for three marketing diploma programs due to non-compliance with minimum entry level requirements for admission and to teach out existing students in these programs. On August 23, 2021, CPE issued the same instructions in respect of the Kaplan Foundation diploma and four information technology diploma programs. In September 2021, CPE requested additional information related to admissions on a number of other awards. Kaplan Singapore has responded, and no additional instruction has been received from CPE to date. The impact from possible regulatory actions by the CPE could have a material adverse impact on Kaplan Singapore’s revenues, operating results and cash flows in the future.

16. BUSINESS SEGMENTS
To meet the quantitative threshold related to revenue required for separate disclosure, the Company changed the presentation of its segments in the third quarter of 2021 into the following seven reportable segments: Kaplan International, Kaplan Higher Education, Kaplan Supplemental Education, Television Broadcasting, Manufacturing, Healthcare and Automotive. Segment operating results have been restated to reflect this change.
Restructuring related costs across all businesses in 2020 were recorded as follows:

	Three Months Ended September 30, 2020
(in thousands)	Kaplan International	Higher Education	Supplemental Education	Kaplan Corporate	Total Education	Other Businesses	Total
Severance (1)	$959	$—	$913	$—	$1,872	$—	$1,872
Impairment of other long-lived assets:
Lease right-of-use assets	—	—	1,710	—	1,710	—	1,710
Property, plant and equipment	—	—	206	—	206	—	206
Non-operating pension and postretirement benefit income, net	—	802	6,287	694	7,783	—	7,783
Total Restructuring Related Costs	$959	$802	$9,116	$694	$11,571	$—	$11,571

	Nine Months Ended September 30, 2020
(in thousands)	Kaplan International	Higher Education	Supplemental Education	Kaplan Corporate	Total Education	Other Businesses	Total
Severance	$2,183	$—	$913	$—	$3,096	$—	$3,096
Facility related costs:
Operating lease cost	2,418	3,442	3,296	—	9,156	—	9,156
Accelerated depreciation of property, plant and equipment	1,472	95	1,801	—	3,368	—	3,368
Total Restructuring Costs Included in Segment Income (Loss) from Operations (1)	$6,073	$3,537	$6,010	$—	$15,620	$—	$15,620
Impairment of other long-lived assets:
Lease right-of-use assets	3,790	2,062	3,908	—	9,760	1,405	11,165
Property, plant and equipment	1,199	174	803	—	2,176	86	2,262
Non-operating pension and postretirement benefit income, net	1,100	2,233	8,582	883	12,798	999	13,797
Total Restructuring Related Costs	$12,162	$8,006	$19,303	$883	$40,354	$2,490	$42,844
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

The following tables summarize the financial information related to each of the Company’s business segments:

	Three months ended		Nine months ended
	September 30		September 30
(in thousands)	2021	2020	2021	2020
Operating Revenues
Education	$335,999	$302,467	$1,005,300	$992,020
Television broadcasting	126,498	133,828	360,089	350,038
Manufacturing	99,766	106,690	356,849	303,387
Healthcare	55,445	51,426	160,184	146,601
Automotive	84,702	76,790	242,702	182,288
Other businesses	107,539	46,306	199,477	128,953
Corporate office	—	—	—	—
Intersegment elimination	(513)	(525)	(1,558)	(1,177)
	$809,436	$716,982	$2,323,043	$2,102,110
Income (Loss) from Operations before Amortization of Intangible Assets and Impairment of Goodwill and Other Long-Lived Assets
Education	$13,869	$9,584	$57,238	$45,022
Television broadcasting	41,911	54,105	113,212	116,229
Manufacturing	(6,942)	11,838	27,990	30,982
Healthcare	6,016	8,965	23,312	23,569
Automotive	4,506	1,986	8,815	69
Other businesses	(19,752)	(17,429)	(57,533)	(54,864)
Corporate office	(13,481)	(12,739)	(42,831)	(34,331)
	$26,127	$56,310	$130,203	$126,676
Amortization of Intangible Assets and Impairment of Goodwill and Other Long-Lived Assets
Education	$3,955	$6,251	$15,240	$24,743
Television broadcasting	1,361	1,360	4,081	4,081
Manufacturing	32,541	6,987	46,138	21,112
Healthcare	756	823	2,317	3,440
Automotive	—	—	—	6,698
Other businesses	4,121	645	7,599	12,396
Corporate office	—	—	—	—
	$42,734	$16,066	$75,375	$72,470
Income (Loss) from Operations
Education	$9,914	$3,333	$41,998	$20,279
Television broadcasting	40,550	52,745	109,131	112,148
Manufacturing	(39,483)	4,851	(18,148)	9,870
Healthcare	5,260	8,142	20,995	20,129
Automotive	4,506	1,986	8,815	(6,629)
Other businesses	(23,873)	(18,074)	(65,132)	(67,260)
Corporate office	(13,481)	(12,739)	(42,831)	(34,331)
	$(16,607)	$40,244	$54,828	$54,206
Equity in Earnings of Affiliates, Net	12,964	4,092	28,168	3,727
Interest Expense, Net	(9,422)	(6,357)	(22,457)	(19,307)
Non-Operating Pension and Postretirement Benefit Income, Net	27,561	10,489	81,564	41,028
Gain (Loss) on Marketable Equity Securities, Net	14,069	59,364	176,981	(1,139)
Other Income, Net	5,218	222	27,660	11,010
Income Before Income Taxes	$33,783	$108,054	$346,744	$89,525
Depreciation of Property, Plant and Equipment
Education	$8,217	$6,822	$23,479	$24,475
Television broadcasting	3,462	3,399	10,478	10,188
Manufacturing	2,402	2,557	7,346	7,610
Healthcare	322	318	970	1,351
Automotive	535	619	1,555	1,735
Other businesses	3,649	4,589	7,578	12,211
Corporate office	154	177	480	528
	$18,741	$18,481	$51,886	$58,098

	Three months ended		Nine months ended
	September 30		September 30
(in thousands)	2021	2020	2021	2020
Pension Service Cost
Education	$2,339	$2,350	$7,020	$7,527
Television broadcasting	901	817	2,692	2,449
Manufacturing	321	318	962	1,107
Healthcare	141	136	421	407
Automotive	—	—	—	—
Other businesses	458	410	1,314	1,276
Corporate office	1,615	1,426	4,845	4,278
	$5,775	$5,457	$17,254	$17,044

Asset information for the Company’s business segments is as follows:

	As of
(in thousands)	September 30, 2021	December 31, 2020
Identifiable Assets
Education	$1,975,302	$1,975,104
Television broadcasting	441,098	453,988
Manufacturing	486,241	551,611
Healthcare	163,286	160,654
Automotive	160,025	151,789
Other businesses	660,385	365,744
Corporate office	84,196	348,045
	$3,970,533	$4,006,935
Investments in Marketable Equity Securities	764,831	573,102
Investments in Affiliates	171,249	155,777
Prepaid Pension Cost	1,772,859	1,708,305
Total Assets	$6,679,472	$6,444,119

The Company’s education division comprises the following operating segments:

	Three Months Ended		Nine months ended
	September 30		September 30
(in thousands)	2021	2020	2021	2020
Operating Revenues
Kaplan international	$168,143	$123,768	$521,314	$488,096
Higher education	85,518	83,841	239,944	243,831
Supplemental education	80,489	92,568	238,055	253,641
Kaplan corporate and other	3,761	3,194	10,739	9,438
Intersegment elimination	(1,912)	(904)	(4,752)	(2,986)
	$335,999	$302,467	$1,005,300	$992,020
Income (Loss) From Operations before Amortization of Intangible Assets and Impairment of Long-Lived Assets
Kaplan international	$(999)	$(13,759)	$23,285	$21,256
Higher education	9,525	6,853	18,152	21,883
Supplemental education	11,769	19,069	33,079	12,849
Kaplan corporate and other	(6,426)	(2,579)	(17,375)	(10,971)
Intersegment elimination	—	—	97	5
	$13,869	$9,584	$57,238	$45,022
Amortization of Intangible Assets	$3,888	$4,335	$11,967	$12,807
Impairment of Long-Lived Assets	$67	$1,916	$3,273	$11,936
Income (Loss) from Operations
Kaplan international	$(999)	$(13,759)	$23,285	$21,256
Higher education	9,525	6,853	18,152	21,883
Supplemental education	11,769	19,069	33,079	12,849
Kaplan corporate and other	(10,381)	(8,830)	(32,615)	(35,714)
Intersegment elimination	—	—	97	5
	$9,914	$3,333	$41,998	$20,279
Depreciation of Property, Plant and Equipment
Kaplan international	$5,516	$4,585	$15,603	$14,782
Higher education	923	682	2,648	2,237
Supplemental education	1,658	1,454	4,904	7,165
Kaplan corporate and other	120	101	324	291
	$8,217	$6,822	$23,479	$24,475
Pension Service Cost
Kaplan international	$73	$102	$221	$334
Higher education	1,109	973	3,329	3,113
Supplemental education	954	986	2,861	3,155
Kaplan corporate and other	203	289	609	925
	$2,339	$2,350	$7,020	$7,527
Asset information for the Company’s education division is as follows:

	As of
(in thousands)	September 30, 2021	December 31, 2020
Identifiable Assets
Kaplan international	$1,445,125	$1,455,722
Higher education	207,834	187,123
Supplemental education	263,169	274,687
Kaplan corporate and other	59,174	57,572
	$1,975,302	$1,975,104

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.
This analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto.
Results of Operations
The Company reported net income attributable to common shares of $39.6 million ($7.90 per share) for the third quarter of 2021, compared to $77.6 million ($15.22 per share) for the third quarter of 2020.
The COVID-19 pandemic and measures taken to prevent its spread, such as travel restrictions, shelter in place orders and mandatory closures, significantly impacted the Company’s results for 2020 and the first nine months of 2021, largely from reduced demand for the Company’s products and services. This significant adverse impact is expected to continue for several of the Company’s businesses for the remainder of 2021. The Company’s management has taken a variety of measures to reduce costs and implement changes to business operations. The Company cannot predict the severity or duration of the pandemic, the extent to which demand for the Company’s products and services will be adversely affected or the degree to which financial and operating results will be negatively impacted.
Items included in the Company’s income before income taxes for the third quarter of 2021:
•a $1.7 million net credit related to a fair value change in contingent consideration from a prior acquisition;
•a $0.1 million reduction to operating expenses from property, plant and equipment gains in connection with the spectrum repacking mandate of the FCC;
•$26.8 million in goodwill and other long-lived asset impairment charges;
•$14.1 million in net gains on marketable equity securities;
•$16.7 million in net earnings of affiliates whose operations are not managed by the Company;
•a net non-operating loss of $6.4 million from the write-down of an equity method investment; and
•$2.6 million in net interest expense to adjust the fair value of the mandatorily redeemable noncontrolling interest.
Items included in the Company’s income before income taxes for the third quarter of 2020:
•$1.9 million in long-lived asset impairment charges at the education division;
•$1.9 million in restructuring charges at the education division;
•$2.8 million in accelerated depreciation at other businesses;
•a $1.2 million reduction to operating expenses from property, plant and equipment gains in connection with the spectrum repacking mandate of the FCC;
•$7.0 million in expenses related to non-operating Separation Incentive Programs at the education division;
•$59.4 million in net gains on marketable equity securities;
•$0.8 million in net earnings of affiliates whose operations are not managed by the Company;
•a non-operating gain of $1.6 million from write-up of a cost method investment; and
•$2.3 million in non-operating foreign currency losses.

Revenue for the third quarter of 2021 was $809.4 million, up 13% from $717.0 million in the third quarter of 2020. Revenues increased at education, healthcare, automotive and other businesses, offset by decreases at television broadcasting and manufacturing. The Company reported an operating loss of $16.6 million for the third quarter of 2021, compared to operating income of $40.2 million for the third quarter of 2020. Operating results declined at manufacturing, television broadcasting, healthcare and other businesses, offset by an improvement at education and automotive.
Items included in the Company’s income before income taxes for the nine months of 2021:
•a $3.9 million net credit related to fair value changes in contingent consideration from prior acquisitions;
•a $0.9 million reduction to operating expenses from property, plant and equipment gains in connection with the spectrum repacking mandate of the FCC;
•$30.2 million in goodwill and long-lived asset impairment charges;
•$1.1 million in expenses related to a non-operating Separation Incentive Program at manufacturing;
•$177.0 million in net gains on marketable equity securities;
•$25.6 million in net earnings of affiliates whose operations are not managed by the Company;
•a net non-operating gain of $10.8 million from the sale, write-up and write-down of cost and equity method investments;
•$2.7 million in net interest expense to adjust the fair value of the mandatorily redeemable noncontrolling interest; and
•$0.7 million in non-operating foreign currency gains.
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
•$2.9 million in net losses of affiliates whose operations are not managed by the Company;
•non-operating gain, net, of $3.3 million from write-ups, sales and impairments of cost and equity method investments; and
•$0.9 million in non-operating foreign currency gains.
Revenue for the first nine months of 2021 was $2,323.0 million, up 11% from $2,102.1 million in the first nine months of 2020. Revenues increased at all the Company’s divisions. The Company reported operating income of $54.8 million for the first nine months of 2021, compared to $54.2 million for the first nine months of 2020. Operating results improved at education and automotive, offset by declines at manufacturing and television broadcasting.
Division Results
Education
Education division revenue totaled $336.0 million for the third quarter of 2021, up 11% from $302.5 million for the same period of 2020. Kaplan reported operating income of $9.9 million for the third quarter of 2021, compared to $3.3 million for the third quarter of 2020.

For the first nine months of 2021, education division revenue totaled $1,005.3 million, up 1% from revenue of $992.0 million for the same period of 2020. Kaplan reported operating income of $42.0 million for the first nine months of 2021, compared to $20.3 million for the first nine months of 2020.
The COVID-19 pandemic adversely impacted Kaplan’s operating results beginning in February 2020 and continued through the first nine months of 2021.
Kaplan serves a significant number of students who travel to other countries to study a second language, prepare for licensure, or pursue a higher education degree. Government-imposed travel restrictions and school closures arising from COVID-19 had a negative impact on the ability of international students to travel and attend Kaplan’s programs, particularly Kaplan International’s Language programs. In addition, most licensing bodies and administrators of standardized exams postponed or canceled scheduled examinations due to COVID-19, resulting in a significant number of students deciding to defer their studies, negatively impacting Kaplan’s exam preparation education businesses. Overall, this is expected to continue to adversely impact Kaplan's revenues and operating results for the remainder of 2021, particularly at Kaplan International Languages (Languages).
To help mitigate the adverse impact of COVID-19, Kaplan implemented a number of significant cost reduction and restructuring activities across its businesses. Related to these restructuring activities, Kaplan recorded $0.1 million and $3.3 million in impairment of long-lived assets charges in the third quarter and first nine months of 2021, respectively. In the first nine months of 2020, Kaplan recorded $12.5 million in lease restructuring costs and in the third quarter and first nine months of 2020, Kaplan recorded $1.9 million and $3.1 million in severance restructuring costs, respectively. The lease restructuring costs included $3.4 million in accelerated depreciation expense in the first nine months of 2020. Kaplan also recorded $1.9 million and $11.9 million in lease impairment charges in connection with these restructuring plans in the third quarter and first nine months of 2020, respectively. These impairment charges included $0.2 million and $2.2 million in property, plant and equipment write-downs in the third quarter and first nine months, respectively. In the second and third quarters of 2020, the Company approved Separation Incentive Programs (SIP) that reduced the number of employees at all of Kaplan’s divisions, resulting in $7.8 million and $12.8 million in non-operating pension expense in the third quarter and first nine months of 2020, respectively. Kaplan management is continuing to monitor the ongoing COVID-19 disruptions and changes in its operating environment and may develop and implement further restructuring activities in 2021.
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
A summary of Kaplan’s operating results is as follows:

	Three Months Ended			Nine Months Ended
	September 30			September 30
(in thousands)	2021	2020	% Change	2021	2020	% Change
Revenue
Kaplan international	$168,143	$123,768	36	$521,314	$488,096	7
Higher education	85,518	83,841	2	239,944	243,831	(2)
Supplemental education	80,489	92,568	(13)	238,055	253,641	(6)
Kaplan corporate and other	3,761	3,194	18	10,739	9,438	14
Intersegment elimination	(1,912)	(904)	—	(4,752)	(2,986)	—
	$335,999	$302,467	11	$1,005,300	$992,020	1
Operating Income (Loss)
Kaplan international	$(999)	$(13,759)	93	$23,285	$21,256	10
Higher education	9,525	6,853	39	18,152	21,883	(17)
Supplemental education	11,769	19,069	(38)	33,079	12,849	—
Kaplan corporate and other	(6,426)	(2,579)	—	(17,375)	(10,971)	(58)
Amortization of intangible assets	(3,888)	(4,335)	10	(11,967)	(12,807)	7
Impairment of long-lived assets	(67)	(1,916)	97	(3,273)	(11,936)	73
Intersegment elimination	—	—	—	97	5	—
	$9,914	$3,333	—	$41,998	$20,279	—

Kaplan International includes postsecondary education, professional training and language training businesses largely outside the United States. Kaplan International revenue increased 36% and 7% for the third quarter and first nine months of 2021, respectively (increase of 31% and decrease of 1%, respectively, on a constant currency basis). The increase in the third quarter is due largely to growth at Pathways, UK Professional and Languages. The increase for the first nine months is due largely to growth at UK Professional and Pathways, partially offset by declines at Languages. Kaplan International reported an operating loss of $1.0 million in the third quarter of 2021, compared to $13.8 million in the third quarter of 2020. Operating income increased to $23.3 million in the first nine months of 2021, compared to $21.3 million in the first nine months of 2020. The increase in operating results in the third quarter and first nine months of 2021 is due to a reduction in losses at Languages, and improved results at Pathways and UK Professional. Overall, Kaplan International’s operating results were negatively impacted by $5 million and $31 million in losses, respectively, incurred at Languages from continued significant COVID-19 disruptions for the third quarter and first nine months of 2021. In addition, Kaplan International recorded $3.9 million of lease restructuring costs and $2.2 million of severance restructuring costs at Languages in the first nine months of 2020; the lease restructuring costs included $1.5 million in accelerated depreciation expense. Due to the travel restrictions imposed as a result of COVID-19, Kaplan expects the disruption of its Languages business operating environment to continue for the remainder of 2021.
Higher Education includes the results of Kaplan as a service provider to higher education institutions. In the third quarter of 2021, Higher Education revenue increased 2% due to an increase in the Purdue Global fee recorded, resulting in increased operating income for the quarter. For the first nine months of 2021, Higher Education revenue was down 2% and operating income declined due to a reduction in the overall Purdue Global fee recorded during this period. For the third quarter and first nine months of 2021, Kaplan recorded a portion of the fee with Purdue Global based on an assessment of its collectability under the TOSA with a lower fee recognized in the first half of 2021 due to less cash available for distribution at June 30, 2021 due to timing of cash receipts at Purdue Global. The Company will continue to assess the collectability of the fee with Purdue Global on a quarterly basis to make a determination as to whether to record all or part of the fee in the future and whether to make adjustments to fee amounts recognized in earlier periods. For the first nine months of 2020, Kaplan Higher Education recorded $3.5 million in lease restructuring costs, of which $0.1 million was accelerated depreciation expense.
As of September 30, 2021, Kaplan had a total outstanding accounts receivable balance of $113.5 million from Purdue Global related to amounts due for reimbursements for services, fees earned and a deferred fee. Included in this total, Kaplan has a $19.1 million long-term receivable balance due from Purdue Global at September 30, 2021, related to the advance of $20 million during the initial KU Transaction.
Supplemental Education includes Kaplan’s standardized test preparation programs and domestic professional and other continuing education businesses. Supplemental Education revenue declined 13% and 6%, respectively, for the third quarter and first nine months of 2021, due to additional revenue recognized in the third quarter of 2020 from product-life extensions made earlier in 2020 related to the postponement of various standardized test and certification exam dates due to COVID-19, offset in part by growth in securities and insurance programs. Operating results were down in the third quarter of 2021 due largely to additional revenue recognized in the third quarter of 2020 from product-life extensions made earlier in 2020 related to the postponement of various standardized test and certification exam dates due to COVID-19. Operating results improved in the first nine months of 2021 due to savings from restructuring activities implemented in 2020, $5.1 million of lease restructuring costs incurred in the second quarter of 2020 (of which $1.8 million was accelerated depreciation), and $0.9 million in severance restructuring costs incurred in the third quarter of 2020.
Kaplan corporate and other represents unallocated expenses of Kaplan, Inc.’s corporate office, other minor businesses and certain shared activities. Overall, Kaplan corporate and other expenses increased in the first nine months of 2021 due to normalization of compensation costs compared to 2020, which included salary abatements and reduced incentive compensation accruals.
Television Broadcasting

	Three Months Ended			Nine Months Ended
	September 30			September 30
(in thousands)	2021	2020	% Change	2021	2020	% Change
Revenue	$126,498	$133,828	(5)	$360,089	$350,038	3
Operating Income	40,550	52,745	(23)	109,131	112,148	(3)
Revenue at the television broadcasting division decreased 5% to $126.5 million in the third quarter of 2021, from $133.8 million in the same period of 2020. The revenue decrease is due to a $24.1 million decline in political advertising revenue, partially offset by increased local and national advertising revenues, which were adversely impacted in 2020 by reduced demand related to the COVID-19 pandemic, increased revenue from summer Olympics-related advertising revenue at the Company’s NBC affiliates, and a $2.8 million increase in retransmission revenues. The increase in local and national advertising was from growth in the home products, health and fitness, and sports betting categories. In the third quarter of 2021 and 2020, the television broadcasting division recorded $0.1 million and $1.2 million, respectively, in reductions to operating expenses related to property, plant and equipment gains due to new equipment received at no cost in connection with the spectrum repacking mandate of the FCC. Operating income for the third quarter of 2021 decreased 23% to $40.6 million, from $52.7 million in the same period of 2020, due to reduced revenues and higher network fees.
Revenue at the television broadcasting division increased 3% to $360.1 million in the first nine months of 2021, from $350.0 million in the same period of 2020. The revenue increase is due to increased local and national advertising revenues, which were adversely impacted in 2020 by reduced demand related to the COVID-19 pandemic, an $8.7 million increase in retransmission revenues, and increased revenue from summer Olympics-related advertising revenue at the Company’s NBC affiliates, partially offset by a $38.1 million decline in political advertising revenue. The increase in local and national advertising was from growth in the home products, health and fitness, and sports betting categories. In the first nine months of 2021 and 2020, the television broadcasting division recorded $0.9 million and $2.5 million, respectively, in reductions to operating expenses related to property, plant and equipment gains due to new equipment received at no cost in connection with the spectrum repacking mandate of the FCC. Operating income for the first nine months of 2021 decreased 3% to $109.1 million, from $112.1 million in the same period of 2020, due to higher network fees.
In March 2021, the Company’s television stations located in Orlando, FL and Jacksonville, FL received approval of their FCC license renewals through February 1, 2029.
Manufacturing

	Three Months Ended			Nine Months Ended
	September 30			September 30
(in thousands)	2021	2020	% Change	2021	2020	% Change
Revenue	$99,766	$106,690	(6)	$356,849	$303,387	18
Operating (Loss) Income	(39,483)	4,851	—	(18,148)	9,870	—
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
Manufacturing revenues decreased 6% in the third quarter of 2021, due primarily to a reduction in revenues at Hoover from lower wood prices during the quarter and lower product demand. Manufacturing revenue increased 18% in the first nine months of 2021, due primarily to significantly increased revenues at Hoover from substantially higher wood prices in 2021 and improved product demand, partially offset by reduced revenues at Dekko from lower product demand, particularly in the commercial office electrical products and hospitality sectors. Wood prices began to decline in June 2021 and this trend has continued through September 2021, which resulted in significant losses on inventory sales at Hoover in the third quarter of 2021. For the first nine months of 2021, Hoover’s operating results reflect overall gains on inventory sales. Manufacturing operating results declined in the third quarter of 2021 due to a significant loss at Hoover from substantial losses on inventory sales, and a $26.7 million goodwill impairment charge recorded at Dekko, due to continued weakness in demand for certain Dekko products related to the COVID-19 pandemic, increases in labor and commodity costs and related supply chain challenges. Manufacturing operating results declined in the first nine months of 2021 due primarily to the Dekko goodwill impairment charge.
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
Healthcare

	Three Months Ended			Nine Months Ended
	September 30			September 30
(in thousands)	2021	2020	% Change	2021	2020	% Change
Revenue	$55,445	$51,426	8	$160,184	$146,601	9
Operating Income	5,260	8,142	(35)	20,995	20,129	4
The Graham Healthcare Group (GHG) provides home health and hospice services in three states. GHG provides other healthcare services, including nursing care and prescription services for patients receiving in-home infusion treatments through its 75% interest in CSI Pharmacy Holdings Company, LLC (CSI). Healthcare revenues increased 8% and 9% for the third quarter and first nine months of 2021, respectively, largely due to growth at CSI and home health services. The decline in GHG operating results in the third quarter of 2021 was primarily due to lower patient census for hospice services and increased business development costs. The increase in GHG operating results in the first nine months of 2021 is due to improved results from home health services and CSI, offset by a decline in results from hospice services.
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
The Company also holds interests in four home health and hospice joint ventures managed by GHG, whose results are included in equity in earnings of affiliates in the Company’s Consolidated Statements of Operations. The Company recorded equity in earnings of $2.5 million and $2.8 million for the third quarter of 2021 and 2020, respectively, from these joint ventures. The Company recorded equity in earnings of $8.0 million and $8.3 million for the first nine months of 2021 and 2020, respectively, from these joint ventures.
Automotive

	Three Months Ended			Nine Months Ended
	September 30			September 30
(in thousands)	2021	2020	% Change	2021	2020	% Change
Revenue	$84,702	$76,790	10	$242,702	$182,288	33
Operating Income (Loss)	4,506	1,986	—	8,815	(6,629)	—
Automotive includes three automotive dealerships in the Washington, D.C. metropolitan area: Lexus of Rockville, Honda of Tysons Corner, and Ourisman Jeep of Bethesda. Revenues for the third quarter and first nine months of 2021 increased 10% and 33%, respectively, due to sales growth at each of the three dealerships, due partly to significantly reduced demand for sales and service in the first half of 2020 at the onset of the COVID-19 pandemic in March 2020, and higher average new and used car selling prices as a result of strong consumer demand and inventory shortages related to supply chain disruptions and production delays at vehicle manufacturers. In the first quarter of 2020, the Company’s automotive dealerships recorded a $6.7 million intangible asset impairment charge as a result of the pandemic and the related recessionary conditions. Operating earnings for the third quarter and first nine months of 2021 improved significantly from the prior year due to increased sales and margins, in addition to the impairment charge recorded in the first quarter of 2020.
Other Businesses
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
Overall, CRG incurred operating losses in each of the third quarters and first nine months of 2021 and 2020 due to limited revenues and costs incurred to maintain its facilities and support its employees; however, the losses incurred in 2021 were significantly lower than the losses incurred in 2020. While CRG revenues have been adversely impacted as a result of the pandemic, such revenues improved steadily in each of the first three quarters of 2021. CRG continues to develop and implement initiatives to increase sales and reduce costs to mitigate the impact of COVID-19.
Framebridge
On May 15, 2020, the Company acquired Framebridge, Inc., a custom framing service company, headquartered in Washington, DC, with two retail locations in the DC metropolitan area and a manufacturing facility in Richmond, KY.

At the end of the third quarter of 2021, Framebridge had twelve retail locations in the Washington, DC, New York City, Atlanta, GA, Philadelphia, PA, Boston, MA and Chicago, IL areas and three manufacturing facilities in Kentucky and New Jersey. Framebridge expects to open four additional stores in the Chicago, IL and New York City areas in the fourth quarter of 2021, with plans for additional expansion in 2022. Framebridge revenues for the third quarter and first nine months of 2021 increased from the prior year. Framebridge is an investment stage business and reported significant operating losses in the first nine months of 2021.
Code3
Code3 is a performance marketing agency focused on driving performance for brands through three core elements of digital success: media, creative and commerce. Code 3 revenue was up in the third quarter of 2021, due to strong growth in creative and commerce revenues. Code 3 revenue was down in the first nine months of 2021, due to overall sluggish marketing spending by some advertising clients, offset by strong growth in creative and commerce revenues. Code3 reported operating losses in the first nine months of 2021 and 2020. For the third quarter of 2021, however, Code 3 reported operating income due largely to revenue growth. In the second quarter of 2021, Code 3 recorded a $1.6 million lease impairment charge (including $0.4 million in property, plant and equipment write-downs). In the second quarter of 2020, Code3 recorded a $1.5 million lease impairment charge (including $0.1 million in property, plant and equipment write-downs) in connection with a restructuring plan that included other cost reduction initiatives. These initiatives included the approval of a SIP that reduced the number of employees at Code3, resulting in $1.0 million in non-operating pension expense in the second quarter of 2020.
Leaf Group
On June 14, 2021, the Company closed on the acquisition of all outstanding shares of common stock of Leaf Group Ltd. (Leaf) at $8.50 per share in an all cash transaction valued at approximately $322 million. Leaf Group, headquartered in Santa Monica, CA, is a consumer internet company that builds enduring, creator-driven brands that reach passionate audiences in large and growing lifestyle categories, including fitness and wellness (Well+Good, Livestrong.com and MyPlate App), and home, art and design (Saatchi Art, Society6 and Hunker).
The Leaf operating results for the period June 14, 2021 to September 30, 2021 are included in other businesses. Leaf has three major operating divisions: Society6 Group and Saatchi Art Group (Marketplace businesses) and the Media Group. For the third quarter of 2021, revenue for Society6 Group declined, as Society6 Group reported rapid growth in the third quarter of 2020, largely related to the COVID-19 pandemic. The Media Group and Saatchi Art Group each reported revenue growth in the third quarter of 2021. Overall, Leaf reported an operating loss for the third quarter of 2021.
Megaphone
Megaphone was sold by the Company to Spotify in December 2020.
Other
Other businesses also include Slate and Foreign Policy, which publish online and print magazines and websites; and four investment stage businesses, CyberVista, Decile and Pinna, as well as City Cast, a local daily podcast business that began operations in 2021. All of these businesses reported revenue increases in the first nine months of 2021. Losses from each of these six businesses in the first nine months of 2021 adversely affected operating results.
Overall, for the third quarter of 2021, operating revenues for other businesses increased due largely to the Leaf acquisition and increases at CRG, partially offset by declines due to the sale of Megaphone in December 2020. For the first nine months of 2021, operating revenues for other businesses increased due largely to increases from the Framebridge and Leaf acquisitions and increases at CRG, partially offset due to the sale of Megaphone in December 2020. Operating results improved in the first nine months of 2021 primarily due to improvements at CRG, in addition to the goodwill and other long-lived asset impairment charges recorded in the first quarter of 2020 at CRG, partially offset by losses at Framebridge and Leaf.
Corporate Office
Corporate office includes the expenses of the Company’s corporate office and certain continuing obligations related to prior business dispositions. Corporate office expenses increased in the first nine months of 2021 due primarily to higher compensation costs, offset by a credit related to the fair value change in contingent consideration related to the Framebridge acquisition.

Equity in Earnings of Affiliates
At September 30, 2021, the Company held an approximate 12% interest in Intersection Holdings, LLC (Intersection), a company that provides digital marketing and advertising services and products for cities, transit systems, airports, and other public and private spaces. The Company also holds interests in several other affiliates, including a number of home health and hospice joint ventures managed by GHG and two joint ventures managed by Kaplan. Overall, the Company recorded equity in earnings of affiliates of $13.0 million for the third quarter of 2021, compared to $4.1 million for the third quarter of 2020. These amounts include $16.7 million and $0.8 million in net earnings for the third quarter of 2021 and 2020, respectively, from affiliates whose operations are not managed by the Company. The Company recorded $6.4 million in write-downs in equity in earnings of affiliates related to one of its investments in the third quarter of 2021.
The Company recorded equity in earnings of affiliates of $28.2 million for the first nine months of 2021, compared to $3.7 million for the first nine months of 2020. These amounts include $25.6 million in net earnings for the first nine months of 2021 and $2.9 million in net losses for the first nine months of 2020 from affiliates whose operations are not managed by the Company; this includes losses from the Company’s investment in Intersection in the first nine months of 2021. The Company recorded $6.4 million in write-downs in equity in earnings of affiliates related to one of its investments in the third quarter of 2021 and $3.6 million in write-downs in equity in earnings of affiliates related to two of its investments in the first quarter of 2020.
The recessionary environment resulting from the COVID-19 pandemic adversely impacted the underlying businesses of Intersection due to lower marketing spending by advertising clients. The decline in revenues adversely impacted the operating results and liquidity of the business since the onset of the COVID-19 pandemic. The Company concluded that these events are not indicative of an other than temporary decline in the value of its investment to an amount less than its carrying value. Given the uncertain economic impact of the COVID-19 pandemic, it is possible that an other than temporary impairment charge could occur in the future should Intersection fail to execute on its operating strategy to address the decline in revenues and operating results. Further, the Company recorded a $13.1 million loss in equity earnings related to Intersection in the first nine months of 2021 and expects to record additional losses for the remainder of 2021.
Net Interest Expense and Related Balances
The Company incurred net interest expense of $9.4 million and $22.5 million for the third quarter and first nine months of 2021, respectively; compared to $6.4 million and $19.3 million for the third quarter and first nine months of 2020, respectively. The Company recorded net interest expense of $2.6 million in the third quarter of 2021 and $2.7 million in the first nine months of 2021 to adjust the fair value of the mandatorily redeemable noncontrolling interest at GHG.
At September 30, 2021, the Company had $555.9 million in borrowings outstanding at an average interest rate of 4.8% and cash, marketable equity securities and other investments of $928.0 million. At September 30, 2021, the Company had $122.3 million outstanding on its $300 million revolving credit facility.
Non-operating Pension and Postretirement Benefit Income, net
The Company recorded net non-operating pension and postretirement benefit income of $27.6 million and $81.6 million for the third quarter and first nine months of 2021, respectively; compared to $10.5 million and $41.0 million for the third quarter and first nine months of 2020, respectively.
In the second quarter of 2021, the Company recorded $1.1 million in expenses related to a non-operating SIP at manufacturing. In the third quarter of 2020, the Company recorded $7.8 million in expenses related to a non-operating SIP at the education division. In the second quarter of 2020, the Company recorded $6.0 million in expenses related to non-operating SIPs at the education division and other businesses.
Gain (Loss) on Marketable Equity Securities, net
Overall, the Company recognized $14.1 million and $177.0 million in net gains on marketable equity securities in the third quarter and first nine months of 2021, respectively; compared to $59.4 million in net gains and $1.1 million in net losses on marketable equity securities in the third quarter and first nine months of 2020, respectively.
Other Non-Operating Income
The Company recorded total other non-operating income, net, of $5.2 million for the third quarter of 2021, compared to $0.2 million for the third quarter of 2020. The 2021 amounts included other items. The 2020 amounts included a $1.6 million fair value increase on a cost method investment and other items; partially offset by $2.3 million in foreign currency losses.

The Company recorded total other non-operating income, net of $27.7 million for the first nine months of 2021, compared to $11.0 million for the first nine months of 2020. The 2021 amounts included $6.8 million in gains on sales of cost method investments; $10.5 million in fair value increases on cost method investments and other items. The 2020 amounts included a $4.2 million fair value increase on a cost method investment; a $3.7 million gain on acquiring a controlling interest in an equity affiliate; $1.4 million net gain on sales of equity affiliates, $0.9 million in foreign currency gains and other items; partially offset by $2.6 million in impairments on cost method investments.
(Benefit from) Provision for Income Taxes
The Company’s effective tax rate for the first nine months of 2021 and 2020 was 22.6% and 29.6%, respectively. The Company’s effective tax rate for 2021 was favorably impacted by a $15.7 million deferred tax adjustment arising from a change in the estimated deferred state income tax rate attributable to the apportionment formula used in the calculation of deferred taxes related to the Company’s pension and other postretirement plans.
Earnings Per Share
The calculation of diluted earnings per share for the third quarter and first nine months of 2021 was based on 4,976,998 and 4,980,056 weighted average shares outstanding, respectively, compared to 5,071,998 and 5,191,556, respectively, for the third quarter and first nine months of 2020. At September 30, 2021, there were 4,965,396 shares outstanding. On September 10, 2020, the Board of Directors authorized the Company to acquire up to 500,000 shares of its Class B common stock; the Company has remaining authorization for 327,640 shares as of September 30, 2021.
Financial Condition: Capital Resources and Liquidity
The Company considers the following when assessing its liquidity and capital resources:

	As of
(In thousands)	September 30, 2021	December 31, 2020
Cash and cash equivalents	$133,882	$413,991
Restricted cash	15,054	9,063
Investments in marketable equity securities and other investments	779,073	587,582
Total debt	555,889	512,555
Cash generated by operations is the Company’s primary source of liquidity. The Company maintains investments in a portfolio of marketable equity securities, which is considered when assessing the Company’s sources of liquidity. An additional source of liquidity includes the undrawn portion of the Company’s $300 million revolving credit facility, amounting to $177.7 million at September 30, 2021.
In March 2020, the U.S. government enacted legislation, including the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) to provide stimulus in the form of financial aid to businesses affected by the COVID-19 pandemic. Under the CARES Act, employers may defer the payment of the employer share of FICA taxes due for the period beginning on March 27, 2020, and ending December 31, 2020. As of September 30, 2021, the Company has deferred $21.4 million of FICA payments under this program, of which 50% is due by December 31, 2021 and the remaining balance due by December 31, 2022.
The CARES Act also included provisions to support healthcare providers in the form of grants and changes to Medicare and Medicaid payments. In the second quarter of 2020, GHG received $7.4 million under the CARES Act as a general distribution from the Provider Relief Fund to provide relief for lost revenues and expenses incurred in connection with C\OVID-19. In addition to the above distribution, in April 2020, GHG applied for and received $31.5 million under the expanded Medicare Accelerated and Advanced Payment Program, modified by the CARES Act. The Department of Health and Human Services (HHS) started to recoup this advance in April 2021 by withholding a portion of the amount reimbursed for claims submitted for services provided after the beginning of the recoupment period. During the three and nine months ended September 30, 2021, an amount of $6.6 million and $11.6 million, respectively, was withheld by HHS and the Company expects the remaining balance of $19.9 million to be withheld from claims submitted in the next twelve months.
Governments in other jurisdictions where the Company operates also provided relief to businesses affected by the COVID-19 pandemic in the form of job retention schemes, payroll assistance, deferral of income and other tax payments, and loans. During the first nine months of 2021, Kaplan recorded benefits totaling $4.1 million related to job retention and payroll schemes, mostly at Kaplan International.
During the first nine months of 2021, the Company’s cash and cash equivalents decreased by $280.1 million, due to the acquisition of Leaf, the purchase of marketable equity securities, deferred payments on previous acquisitions, capital expenditures, dividend payments and share repurchases, which was offset by cash generated from operations and the proceeds from the sale of marketable equity securities. In the first nine months of 2021, the Company’s borrowings increased by $43.3 million, due to additional borrowings under the revolving credit facility, which were partially offset by repayments.
The Company had no money market investments as of September 30, 2021, compared to $268.8 million at December 31, 2020, which are included in cash and cash equivalents. At September 30, 2021, the Company held approximately $98 million in cash and cash equivalents in businesses domiciled outside the U.S., of which approximately $8 million is not available for immediate use in operations or for distribution. Additionally, Kaplan’s business operations outside the U.S. retain cash balances to support ongoing working capital requirements, capital expenditures, and regulatory requirements. As a result, the Company considers a significant portion of the cash and cash equivalents balance held outside the U.S. as not readily available for use in U.S. operations.
At September 30, 2021, the fair value of the Company’s investments in marketable equity securities was $764.8 million, which includes investments in the common stock of seven publicly traded companies. The Company purchased $48.0 million of marketable equity securities during the first nine months of 2021. During the first nine months of 2021, the Company sold marketable equity securities that generated proceeds of $38.3 million. At September 30, 2021, the net unrealized gain related to the Company’s investments totaled $489.0 million.
The Company had working capital of $681.0 million and $824.5 million at September 30, 2021 and December 31, 2020, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments.
At September 30, 2021 and December 31, 2020, the Company had borrowings outstanding of $555.9 million and $512.6 million, respectively. The Company’s borrowings at September 30, 2021 were mostly from $400.0 million of 5.75% unsecured notes due June 1, 2026, $122.3 million in outstanding borrowings under the Company’s revolving credit facility and a commercial note of $23.0 million at the Automotive subsidiary. The Company’s borrowings at December 31, 2020 were mostly from $400.0 million of 5.75% unsecured notes due June 1, 2026, £55 million in outstanding borrowings under the Company’s revolving credit facility and a commercial note of $25.3 million at the Automotive subsidiary. The interest on the $400.0 million of 5.75% unsecured notes is payable semiannually on June 1 and December 1.
During the nine months ended September 30, 2021 and 2020, the Company had average borrowings outstanding of approximately $531.3 million and $512.8 million, respectively, at average annual interest rates of approximately 4.9% and 5.1%, respectively. During the nine months ended September 30, 2021 and 2020, the Company incurred net interest expense of $22.5 million and $19.3 million, respectively.
On June 3, 2021, Moody’s affirmed the Company’s credit ratings, but revised the outlook from Negative to Stable. On April 27, 2021, Standard & Poor’s affirmed the Company’s credit rating and revised the outlook from Negative to Stable.
The Company’s current credit ratings are as follows:

	Moody’s	Standard & Poor’s
Long-term	Ba1	BB
Outlook	Stable	Stable
The Company expects to fund its estimated capital needs through existing cash balances and internally generated funds, and, as needed, from borrowings under its revolving credit facility. As of September 30, 2021, the Company had $122.3 million outstanding under the $300 million revolving credit facility, which borrowing was used to purchase land and buildings at Kaplan International’s sixth-form college in London, U.K. and at the automotive division in the third quarter of 2021, and to repay the £60 million Kaplan U.K. credit facility that matured at the end of June 2020. In management’s opinion, the Company will have sufficient financial resources to meet its business requirements in the next 12 months, including working capital requirements, capital expenditures, interest payments, potential acquisitions and strategic investments, dividends and stock repurchases.
In summary, the Company’s cash flows for each period were as follows:

	Nine Months Ended September 30
(In thousands)	2021	2020
Net cash provided by operating activities	$197,271	$240,890
Net cash (used in) provided by investing activities	(420,456)	12,722
Net cash used in financing activities	(48,025)	(153,674)
Effect of currency exchange rate change	(2,908)	(2,729)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(274,118)	$97,209

Operating Activities. Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. The Company’s net cash flow provided by operating activities were as follows:

	Nine Months Ended September 30
(In thousands)	2021	2020
Net Income	$268,244	$63,025
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and goodwill and other long-lived asset impairments	127,261	130,568
Amortization of lease right-of-use asset	55,246	70,214
Net pension benefit and special separation benefit expense	(68,644)	(27,669)
Other non-cash activities	(156,326)	7,895
Change in operating assets and liabilities	(28,510)	(3,143)
Net Cash Provided by Operating Activities	$197,271	$240,890
Net cash provided by operating activities consists primarily of cash receipts from customers, less disbursements for costs, benefits, income taxes, interest and other expenses.
For the first nine months of 2021 compared to the first nine months of 2020, the decrease in net cash provided by operating activities is primarily driven by lower net income, net of non-cash adjustments, and changes in operating assets and liabilities. Changes in operating assets and liabilities were primarily the result of a decrease in the collection of cash from customers that were partially offset by lower vendor payments at Code3, and changes in the income tax receivable and inventory balances.
Investing Activities. The Company’s net cash flow (used in) provided by investing activities were as follows:

	Nine Months Ended September 30
(In thousands)	2021	2020
Investments in certain businesses, net of cash acquired	$(272,428)	$(20,080)
Purchases of property, plant and equipment	(140,935)	(56,121)
Net (purchases of) proceeds from sales of marketable equity securities	(9,728)	93,775
Investments in equity affiliates, cost method and other investments	(6,610)	(8,298)
Other	9,245	3,446
Net Cash (Used in) Provided by Investing Activities	$(420,456)	$12,722
Acquisitions. During the first nine months of 2021, the Company acquired all of the outstanding shares of Leaf for cash and the assumption of $9.2 million in liabilities related to their pre-acquisition stock compensation plan, which will be paid in the future. Leaf is included in other businesses. During the first nine months of 2020, the Company acquired three businesses: two small businesses in its education division and an additional interest in Framebridge, Inc., which is included in other businesses. The Framebridge purchase price includes $54.3 million in deferred payments and contingent consideration based on the acquiree achieving certain revenue milestones in the future.
Capital Expenditures. Capital expenditures for the first nine months of 2021 were higher than the first nine months of 2020 primarily due to land and building purchases at Kaplan International’s sixth-form college in London, U.K. and at the automotive division. In addition, 2020 includes capital expenditures in connection with spectrum repacking at the Company’s television stations in Detroit, MI, Jacksonville, FL, and Roanoke, VA, as mandated by the FCC; these expenditures were largely reimbursed to the Company by the FCC. The amounts reflected in the Company’s Condensed Consolidated Statements of Cash Flows are based on cash payments made during the relevant periods, whereas the Company’s capital expenditures for the first nine months of 2021 of $140.7 million include assets acquired during the quarter. The Company estimates that its capital expenditures will be in the range of $155 million to $165 million in 2021.
Net (purchases of) proceeds from sale of investments. The Company purchased $48.0 million of marketable equity securities during the first nine months of 2021. During the first nine months of 2021 and 2020, the Company sold marketable equity securities that generated proceeds of $38.3 million and $93.8 million, respectively.

Financing Activities. The Company’s net cash flow used in financing activities were as follows:

	Nine Months Ended September 30
(In thousands)	2021	2020
Dividends paid	$(22,659)	$(22,870)
Net payments on vehicle floor plan payable	(15,035)	(16,300)
Net borrowings under revolving credit facility	37,696	75,905
Repayments of borrowings	(16,878)	(75,841)
Issuance of borrowings	22,684	2,084
Common shares repurchased	(21,840)	(123,155)
Other	(31,993)	6,503
Net Cash Used in Financing Activities	$(48,025)	$(153,674)
Dividends. The quarterly dividend rate per share was $1.51 and $1.45 for the first nine months of 2021 and 2020, respectively.
Vehicle Floor Plan Payable and Borrowings. In the first nine months of 2021 and 2020, the Company used vehicle floor plan financing to fund the purchase of new and used vehicles at its automotive division. In the first nine months of 2021, the Company borrowed against the $300 million revolving credit facility, which borrowing was used to purchase land and buildings at Kaplan International’s sixth-form college in London, U.K. and at the automotive division in the third quarter of 2021. In the first nine months of 2020, the Company borrowed £60 million against the $300 million revolving credit facility and used the proceeds to repay the £60 million outstanding balance under the Kaplan Credit Agreement that matured at the end of June 2020.
Common Stock Repurchases. During the first nine months of 2021, the Company purchased a total of 36,511 shares of its Class B common stock at a cost of approximately $21.8 million. During the first nine months of 2020, the Company purchased a total of 321,864 shares of its Class B common stock at a cost of approximately $123.2 million. On September 10, 2020, the Board of Directors authorized the Company to acquire up to 500,000 shares of its Class B common stock. The Company did not announce a ceiling price or time limit for the purchases. At September 30, 2021, the Company had remaining authorization from the Board of Directors to purchase up to 327,640 shares of Class B common stock.
Other. During the first nine months of 2021, the Company paid $30.9 million related to contingent consideration and deferred payments from prior acquisitions, mostly for the 2020 acquisition of Framebridge. In March 2021, Hoover’s minority shareholders put their remaining outstanding shares to the Company, which had a redemption value of $3.5 million. During the first nine months of 2021, the Company increased the borrowings under its cash overdraft facilities by $1.1 million. During the first nine months of 2020, the Company increased the borrowings under its cash overdraft by $6.5 million and received $5.3 million in proceeds from the exercise of stock options.
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
Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and the Company’s Chief Financial Officer (principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of September 30, 2021. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1A. Risk Factors.
The Company faces a number of significant risks and uncertainties in connection with its operations. The most significant of these are described below. These risks and uncertainties may not be the only ones facing the Company. Additional risks and uncertainties not presently known, or currently deemed immaterial, may adversely affect the Company in the future. In addition to the other information included in the Annual Report on Form 10-K and the subsequently filed information included on Forms 10-Q, investors should carefully consider the following risk factors. If any of the events or developments described below occurs, it could have a material adverse effect on the Company’s business, financial condition or results of operations.
•    New regulations on mandatory COVID-19 vaccination of employees could have a material adverse impact on our business and results of operations.
On September 9, 2021, President Biden directed the Occupational Safety and Health Administration (OSHA) to develop an emergency temporary standard (ETS) requiring all employers with at least 100 employees to mandate vaccination or weekly testing for their unvaccinated employees. OSHA has not yet issued the ETS. It is currently not possible to predict the impact the ETS will have on our workforce. As a company with more than 100 employees, we would be required to mandate COVID-19 vaccination of our workforce or our unvaccinated employees would require weekly testing. Additional vaccine mandates may be announced in jurisdictions in which our businesses operate. This may result in employee attrition and difficulty in meeting labor needs, which could have an adverse effect on future revenues and costs, which could be material. Accordingly, the proposed new regulation when implemented could have a material adverse effect on our business and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the quarter ended September 30, 2021, the Company purchased shares of its Class B Common Stock as set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan*	Maximum Number of Shares that May Yet Be Purchased Under the Plan*
July	—	$—	—	364,151
August	8,216	608.71	8,216	355,935
September	28,295	595.11	28,295	327,640
	36,511	$598.17	36,511
*On September 10, 2020, the Company’s Board of Directors authorized the Company to purchase, on the open market or otherwise, up to 500,000 shares of its Class B Common Stock. There is no expiration date for this authorization. All purchases made during the quarter ended September 30, 2021 were open market transactions.

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

GRAHAM HOLDINGS COMPANY
(Registrant)

Date: November 3, 2021	/s/ Timothy J. O’Shaughnessy
Timothy J. O’Shaughnessy, President & Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2021	/s/ Wallace R. Cooney
Wallace R. Cooney, Chief Financial Officer (Principal Financial Officer)