Form 10-K
period 2021-12-31
Graham Holdings Co
filed 2022-02-25
CIK 104889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE FISCAL YEAR ENDED December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
Aggregate market value of the registrant’s common equity held by non-affiliates on June 30, 2021, based on the closing price for the Company’s Class B Common Stock on the New York Stock Exchange on such date: approximately $2,500,000,000.
Shares of common stock outstanding at February 18, 2022:
Class A Common Stock –  964,001 shares
Class B Common Stock –  3,939,977 shares
Documents partially incorporated by reference:
Definitive Proxy Statement for the registrant’s 2022 Annual Meeting of Stockholders
(incorporated in Part III to the extent provided in Items 10, 11, 12, 13 and 14 hereof).

GRAHAM HOLDINGS COMPANY 2021 FORM 10-K

PART I
Item 1. Business.
Graham Holdings Company (the Company) is a diversified education and media company whose operations include educational services; television broadcasting; online, podcast, print and local TV news; manufacturing; home health and hospice care; and automotive dealerships. The Company’s Kaplan, Inc. (Kaplan) subsidiary provides a wide variety of educational services, both domestically and outside the United States (U.S.). The Company’s media operations comprise the ownership and operation of television broadcasting (through the ownership and operation of seven television broadcast stations) plus Slate and Foreign Policy magazines; City Cast, a daily local news podcast and newsletter company; and Pinna, an ad-free audio streaming service for children. The Company’s manufacturing companies comprise the ownership of a supplier of pressure treated wood, an electrical solutions company, a manufacturer of lifting solutions, and a supplier of certain parts used in electric utilities and industrial systems. The Company’s home health and hospice operations provide home health, hospice and palliative services. The Company’s automotive business comprise four dealerships. The Company also owns restaurants, a custom framing company, a cybersecurity training company, a marketing solutions provider, a customer data and analytics software company, and a consumer internet company that builds creator-driven brands in lifestyle, home and art design categories.
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
The Company’s operations in geographic areas outside the U.S. consist primarily of Kaplan’s non-U.S. operations. During each of the fiscal years 2021, 2020 and 2019, these operations accounted for approximately 22%, 22% and 24%, respectively, of the Company’s consolidated revenues, and the identifiable assets attributable to non-U.S. operations represented approximately 19% and 21% of the Company’s consolidated assets at December 31, 2021 and 2020, respectively.
EDUCATION
Kaplan, a subsidiary of the Company, provides an extensive range of education and related services worldwide for students and professionals. In 2021, Kaplan served approximately 700,000 students and professionals worldwide and had associations with approximately 12,300 companies and commercial relationships with approximately 4,000 universities, colleges, schools and school districts across the globe. Kaplan conducts its operations through three segments: Kaplan North America Higher Education, Kaplan North America Supplemental Education and Kaplan International. As more fully described below, Kaplan consolidated its former Kaplan Higher Education, Kaplan Test Preparation and Kaplan Professional segments into one business, Kaplan North America, operating through two segments, Higher Education and Supplemental Education. In addition, the results of the Kaplan Corporate segment include results of Kaplan’s investment activities in education technology companies. The following table presents revenues for each of Kaplan’s segments:

	Year Ended December 31
(in thousands)	2021	2020	2019
Kaplan International	$726,875	$653,892	$750,245
Kaplan North America Higher Education	317,854	316,095	305,672
Kaplan North America Supplemental Education	309,069	327,087	388,814
Kaplan Corporate and Intersegment Eliminations	7,447	8,639	7,019
Total Kaplan Revenue	$1,361,245	$1,305,713	$1,451,750
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
Europe and the Middle East. In Europe, KI operates the following businesses, all of which are based in the United Kingdom (U.K.) and Ireland: Kaplan UK, KI Pathways, Kaplan Languages Group, Mander Portman Woodward,

Dublin Business School, Kaplan Open Learning and BridgeU. In the Middle East, Kaplan Middle East is based in the United Arab Emirates.
The Kaplan UK business in Europe, through Kaplan Financial Limited, is a provider of apprenticeship training and test preparation services for accounting and financial services professionals, including those studying for ACCA, CIMA and ICAEW qualifications. In 2021, Kaplan UK provided courses to over 47,000 students in accountancy and financial services. In addition, Kaplan UK has been the sole authorized assessment provider for the Solicitors Regulation Authority of assessments under The Qualified Lawyers Transfer Scheme for candidates seeking to become solicitors of England and Wales who are already qualified lawyers in certain recognized jurisdictions. In 2021 Kaplan UK became the sole authorized assessment provider for the Solicitors Qualifying Examination for all candidates seeking to become a solicitor in England and Wales. Kaplan UK is headquartered in London, England, and has 19 training centers located throughout the U.K.
The KI Pathways business offers academic preparation programs especially designed for international students who wish to study for degrees from universities in English-speaking countries. In 2021, university preparation programs were delivered in Australia, Japan, Myanmar, Singapore and the U.K.
The Kaplan Languages Group business provides English-language training, academic preparation programs and test preparation for English proficiency exams, principally for students wishing to study and travel in English-speaking countries. As of December 31, 2021, the Kaplan Languages Group operated 19 English-language schools, with 12 located in the U.K., Ireland and Canada and seven located in the U.S. In 2021, the Kaplan Languages Group served approximately 10,300 students for in-class and online English-language instruction. Through the Alpadia language schools located in France, Germany and Switzerland, Kaplan Languages Group also offers adolescents (from 16+) and adults, French and German language training. Alpadia also operates language camps for juniors (from 8+) and teens during the fall, spring and summer seasons in the U.K., France, Germany and Switzerland.
Mander Portman Woodward (MPW) is a U.K. independent sixth-form college that prepares domestic and international students for A-level examinations that are required for admission to U.K. universities. MPW operates three colleges, in London, Cambridge and Birmingham.
KI also operates Dublin Business School in Ireland, a higher education institution, and Kaplan Open Learning in the U.K., an online learning institution. At the end of 2021, these institutions enrolled an aggregate of approximately 10,400 students.
In 2021, Kaplan Middle East, a financial training business operating in Dubai, United Arab Emirates and Saudi Arabia, taught approximately 3,900 students.
U.K. Immigration Regulations. Certain KI businesses serve a significant number of international students; therefore, the ability to sponsor international students to come to the U.K. is critical to these businesses. Pursuant to regulations administered by the United Kingdom Visas and Immigration Department (UKVI), the KI Pathways business is required to hold or operate Student Route sponsorship licenses for international students to be permitted to enter the U.K. to study the courses that KI Pathways delivers. One of the Kaplan Languages Group schools also has a Student Route license to enable it to teach international students, although students at these schools generally choose to enter the U.K. on a Visitor or Short Term Student visa as opposed to a Student Route visa.
Each Student Route license holder is required to have passed the annual Basic Compliance Assessment (BCA) and hold Educational Oversight accreditation, which requires a current and satisfactory full risk assessment, audit or review by the appropriate academic standards body. For the tenth consecutive year, all KI institutions have retained Educational Oversight accreditation, with high grades across colleges, and all Student Route annual BCA renewals have been approved with high scores in the core measurable requirements. Kaplan Languages Group has one U.K. English-language school listed on the Kaplan Student master license. The MPW schools each hold current Student and Child Student Route licenses and have performed well consistently, with good records in their Office for Standards in Education, Children’s Services and Skills (OFSTED) and Independent Schools Inspectorate (ISI) Educational Oversight inspections.
The Higher Education and Research Act 2017 (HERA) significantly reformed the regulation of the higher education sector in the U.K., including the formation of a new regulator for England, the Office for Students (OfS). Students enrolled at Pathways institutions registered with the OfS are, subject to the institution meeting certain compliance requirements, given many of the same student privileges as students of universities in the U.K. All of KI’s other higher education businesses in the U.K., excluding Glasgow International College and University of York International Pathway College, retained registration with the OfS in 2021 to ensure that they could continue operating and retain their Student Route sponsor licenses and/or continue to accept students funded by U.K. student loans. Glasgow International College, which is located in Scotland, is not regulated by the OfS and remains overseen by the Quality Assurance Agency for Higher Education (QAA). The University of York International

Pathway College forms part of the University of York’s OfS registration. No assurance can be given that each KI business in the U.K. will be able to maintain its Student Route or Child Student route license and Educational Oversight or OfS/QAA registration. Maintenance of each of these approvals requires compliance with several core metrics that may be difficult to sustain. The loss by one or more institutions of either the Student Route or Child Student route license or Educational Oversight or OfS/QAA registration would have a material adverse effect on KI Europe’s operating results.
Impact of Brexit. On June 23, 2016, the U.K. held a referendum in which voters approved a proposal that the U.K. leave the European Union (EU), commonly referred to as “Brexit.” The U.K.’s withdrawal became effective on December 31, 2020. The impact of Brexit on KI over time will depend on the long-term effects of the terms of the U.K.’s withdrawal from the EU. If the U.K. is no longer viewed as a favorable study destination, KI’s ability to recruit international students will be adversely impacted, which would materially adversely affect KI’s results of operations and cash flows. In November 2021, the EU granted the U.K. an adequacy decision under the General Data Protection Regulation (GDPR) for an initial period of four years.
Revised U.K. immigration rules became effective on January 1, 2021, as the Brexit transition was completed. All international students, including EEA and Swiss students studying in the U.K. for more than six months, are required to obtain a Student Route visa unless they are undertaking an English language course in which case they can apply for a Visit Visa for up to six months or a Short Term Study visa of up to 11 months. Free movement ceased between the EEA (together with Switzerland) and the U.K.; students from these countries entering the U.K. are now subject to the same U.K. immigration rules as students from outside the EEA and Switzerland. EEA and Swiss nationals commencing a higher education course in England from August 2021 no longer qualify for home fee status or have access to financial support from Student Finance England. It is unclear how international student recruitment agents and prospective international students view the U.K. as a study destination after the introduction of any new immigration requirements, and the U.K.’s exit from the EU. The introduction of revised immigration rules has historically increased, and may continue to increase, KI’s operating costs in the U.K. The introduction of new visa and other administrative requirements for entry into the U.K., Brexit and the perception of the U.K. as a less favorable study destination may have a materially adverse impact on KI’s ability to recruit international students and KI’s results of operations and cash flows.
Asia Pacific. In the Asia Pacific region, Kaplan operates businesses primarily in Singapore, Australia, New Zealand and the People’s Republic of China, including the Hong Kong Special Administrative Region (Hong Kong).
In Singapore, Kaplan operates two business units: Kaplan Higher Education and KHEA-Genesis (which comprises the former Kaplan Financial and Kaplan Professional business units). During 2021, the Kaplan Higher Education and KHEA-Genesis (Financial) divisions served more than 9,100 students from Singapore and approximately 3,400 students from other countries throughout Asia and Western Europe. KHEA-Genesis (Professional) provided short courses to approximately 400 professionals, managers, executives and businesspeople in 2021.
Kaplan Singapore’s Higher Education business provides students with the opportunity to earn bachelor’s and postgraduate degrees in various fields on either a part-time or full-time basis. Kaplan Singapore’s students receive degrees from affiliated educational institutions in Australia, Ireland and the U.K. In addition, this division offers pre-university and diploma programs.
Kaplan Singapore’s KHEA-Genesis (Financial) business provides preparatory courses for professional qualifications in accountancy and finance, such as the Association of Chartered Certified Accountants (ACCA) and Chartered Financial Analyst (CFA). Kaplan Singapore’s Professional business, through Kaplan Learning Institute, an authorized SkillsFuture Singapore (SSG) Approved Training Organization (ATO), provided professionals with various skills training through workforce skills qualifications (WSQ) courses. Kaplan Learning Institute ceased offering such courses and voluntarily deregistered Kaplan Learning Institute as a private education institution on March 9, 2020, following a notice in June 2019 from SSG suspending Kaplan Singapore Professional’s WSQ ATO status and revoking accreditation and funding for all WSQ courses effective July 1, 2019. These actions have adversely affected and will continue to adversely affect Kaplan Singapore’s revenues and operating results.
On October 7, 2020, Kaplan Higher Education Academy (KHEA) was granted approval by SSG to deliver WSQ courses as an ATO for a period of two years. KHEA-Genesis (Professional) started offering WSQ courses in the second quarter of 2021.
In June 2021, the Committee for Private Education (CPE) in Singapore instructed Kaplan Singapore to cease new enrollments for three marketing diploma programs on both a full and part-time basis due to noncompliance with minimum entry level requirements for admission and to teach out existing students in these programs. On August 23, 2021, the CPE issued the same instructions with respect to the Kaplan Foundation diploma and four information technology diploma programs on both a full and part-time basis. In November 2021, the CPE issued the same instructions with respect to a further 23 full-time or part-time diploma programs. Post regulatory action, Kaplan Singapore is currently still able to offer 449 programs that are registered with the CPE, out of which there are 16 diplomas, 361 bachelors and the balance of which are certificate and postgraduate courses. Kaplan Singapore will apply for re-registration of diploma programs in 2022. The impact from regulatory actions by the CPE will have a significant adverse impact on Kaplan Singapore’s revenues, operating results and cash flows in the future. No assurance can be given that applications for re-registration of the impacted programs will be successful. An inability to re-register one or more impacted programs could have a further material adverse effect on Kaplan Singapore’s revenues, operating results and cash flows.
In Australia, Kaplan delivers a broad range of financial services programs from certificate level through master’s level, together with professional development offerings through Kaplan Professional, as well as higher education programs in business, accounting, business analytics, hospitality, and tourism and management through Kaplan Business School. In 2021, these businesses provided courses to approximately 4,500 students through face-to-face and online or hybrid classroom programs (within Kaplan Business School) and approximately 30,000 students through online or distance-learning programs offered by Kaplan Professional. In 2021, Kaplan Professional also had approximately 34,000 subscribers for Ontrack, its continuing professional development platform for financial services professionals.
Kaplan Australia’s English-language business, which operates across five locations in Australia and one location in New Zealand, taught approximately 300 students in 2021. In July 2021, after the last student completed their course, the New Zealand English language business suspended its operations indefinitely. During 2021, due to the ongoing border closure, the Australian English businesses faced significant falls in student numbers leading to a consolidation of the four schools into one, with just the Sydney school offering online classes to a small number of remaining students. The Kaplan Australia Pathways business is also part of KI Pathways. In 2021, it consisted of Murdoch Institute of Technology, the University of Newcastle College of International Education and the University of Adelaide College, and offered face-to-face pathways and foundational education in 2021 to approximately 1,000 students wishing to enter Murdoch University, the University of Newcastle and the University of Adelaide. The contract with Murdoch University to run the Murdoch Institute of Technology expired in June 2021. In January 2021, Kaplan Australia launched the University of Newcastle College of International Education, as part of a seven-year collaboration with the University of Newcastle. In March 2021, the University of Adelaide College commenced delivery of teaching. In October 2021, Kaplan International New Zealand obtained approval to establish a new pathways college, Massey University College, which is scheduled to begin diploma and graduate diploma courses in July and October 2022, respectively. Kaplan Australia also owns Red Marker Pty Ltd., a machine learning and artificial intelligence-based provider of legal risk detection for digital, advertising and marketing content. Red Marker supports a wide variety of industries, including financial services, telecoms, automotive, pharmaceutical, food and beverage, media and government bodies. Red Marker’s Artemis product detects potentially noncompliant content as it is being created, helping advisers and licensees to identify and remediate compliance risks.
In Hong Kong, Kaplan operates three main business units: Kaplan Financial, Kaplan Language Training and Kaplan Higher Education, serving approximately 10,600 students annually.
Kaplan Hong Kong’s Financial division delivers preparatory courses to approximately 8,900 students and business executives wishing to earn professional qualifications in accountancy, financial markets designations and other professional fields.
Hong Kong’s Language Training division offers test preparation for both overseas study and college applications, including TOEFL, IELTS, SAT and GMAT, to approximately 500 students.
Kaplan Hong Kong’s Higher Education division offers both full-time and part-time programs to approximately 1,200 students studying for degrees from leading Western universities. Students earn doctorate, master’s and bachelor’s degrees in Hong Kong. Kaplan also offers a proprietary pre-college diploma program through the Kaplan Business and Accountancy School.
In 2014, Kaplan Holdings Limited (Hong Kong) signed a joint venture agreement with CITIC Press Corporation. Under the terms of the agreement, the parties incorporated a joint venture company, Kaplan CITIC Education Co. Limited, 49% of which is owned by Kaplan Holdings Limited. The joint venture company is carrying out publishing and distribution of Kaplan Financial training products in the People’s Republic of China.
Each of Kaplan’s international businesses is subject to unique and often complex regulatory environments in the countries in which they operate, and the degree of consistency in the application and interpretation of such regulations can vary significantly in certain jurisdictions.
Kaplan North America
As previously discussed, in 2020 Kaplan combined its segments into one business named Kaplan North America (KNA), comprised of two segments, Kaplan North America Higher Education (comprising primarily former Kaplan Higher Education (KHE) products and services) and Kaplan North America Supplemental Education (comprising primarily former Kaplan Test Preparation (KTP) and former Kaplan Professional (KP) products and services).

Kaplan North America Higher Education
Until March 22, 2018, through the KHE segment, Kaplan provided postsecondary education services to students through Kaplan University’s (KU) online and fixed-facility colleges. KU provided a wide array of certificate, diploma and degree programs designed to meet the needs of students seeking to advance their education and career goals. On March 22, 2018, certain subsidiaries of Kaplan contributed the institutional assets and operations of KU to a new university: an Indiana nonprofit, public-benefit corporation affiliated with Purdue University, known as Purdue University Global (Purdue Global). As part of the transfer to Purdue Global, KU transferred students, academic personnel, faculty and operations, property leases for KU’s campuses and learning centers, and Kaplan-owned academic curricula and content related to KU courses. Kaplan also indemnified Purdue for certain pre-closing liabilities. At the same time, KU and Purdue Global entered into a Transition and Operations Support Agreement, which was amended on July 29, 2019 (TOSA), pursuant to which KNA provides key non-academic operations support to Purdue Global. Kaplan received nominal upfront cash consideration upon the transfer of the institutional assets and operations of KU. The combination of the KHE, KTP and KP segments into one KNA business did not change Kaplan’s or Purdue Global’s obligations under the TOSA.
The transfer of KU did not include any of the assets of the KU School of Professional and Continuing Education (now managed by KNA), which provides professional training and exam preparation for professional certifications and licensures. The transfer also did not include the transfer of other Kaplan businesses.
KNA also provides non-academic operations support services for online pre-college, certificate, undergraduate and graduate programs to institutions such as Purdue University, Wake Forest University, and Lynn University. These are the same types of services and operations previously provided by the KHE segment which is now a part of the KNA business.
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
The TOSA has a 30-year initial term, which will automatically renew for five-year periods unless terminated. After the sixth year, Purdue Global has the right to terminate the agreement upon payment of an early termination fee equal to 125% of Purdue Global’s total revenue earned during the preceding 12-month period, which payment would be made pursuant to a 10-year note, and at the election of Purdue Global, it may receive for no additional consideration certain tangible assets used by KNA exclusively to provide the support activities pursuant to the TOSA. At the end of the 30-year term, if Purdue Global does not renew the TOSA, Purdue Global will be obligated to make a final payment of 75% of its total revenue earned during the preceding 12-month period, which payment will be made pursuant to a 10-year note, and at the election of Purdue Global, it may receive for no additional consideration certain assets used by KNA exclusively to provide the support activities pursuant to the TOSA. Either party may terminate the TOSA at any time if Purdue Global generates (i) $25 million in cash operating losses for three consecutive years or (ii) aggregate cash operating losses greater than $75 million at any point during the initial term. Operating loss is defined as the amount by which the sum of (1) Purdue Global’s and KNA’s respective costs in performing academic and support functions and (2) the $10 million Purdue Priority Payment in each of the first five years following March 22, 2018, exceeds the revenue Purdue Global generates for the applicable fiscal year. Upon termination for any reason, Purdue Global will retain the assets that Kaplan contributed pursuant to the TOSA. Each party also has certain termination rights in connection with a material default or material breach of the TOSA by the other party. Short of termination, Purdue Global has the right to take over (in-source) certain back-office support functions at any time with nine-months’ notice. Those include technology support, human resources, facility and property management, finance and accounting, communications, and default management. In 2022 Purdue Global began working with KNA to provide certain human resources, finance and accounting, facility management, and communications services itself, in-house.
Regulatory Environment. KNA no longer owns or operates KU or any other institution participating in student financial aid programs created under Title IV of the U.S. Federal Higher Education Act of 1965 (Higher Education Act), as amended (Title IV). KNA provides services to Purdue Global, Purdue University, Wake Forest University, Lynn University and other Title IV participating institutions that may require KNA to comply with certain laws and regulations, including applicable statutory provisions of Title IV. KNA also provides financial aid services to Purdue Global and, as such, meets the definition of a “third-party servicer” contained in the Title IV regulations to Purdue Global (but no other institution as of the date of this report). As a third-party servicer, KNA is subject to applicable statutory provisions of Title IV and U.S. Department of Education (ED) regulations that, among other things, require KNA to be jointly and severally liable with its Title IV participating client institution(s) to the ED for any violation by such client institution of any Title IV statute or ED regulation or requirement. KNA is also subject to other federal and state laws, including, but not limited to, federal and state consumer protection laws and rules prohibiting unfair or deceptive marketing practices, data privacy, data protection and information security requirements established by federal state and foreign governments, including for example the Federal Trade Commission and the applicable provisions of the Family Educational Rights and Privacy Act regarding the privacy of student records. KNA’s failure to comply with these and other federal and state laws and regulations could result in adverse consequences to KNA’s business, including, for example:
•The imposition on KNA and/or Kaplan of fines, other sanctions or liabilities, including, without limitation, repayment obligations for Title IV funds to the ED or the termination or limitation on Kaplan’s eligibility to provide services as a third-party servicer to any Title IV participating institution;
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
The laws, regulations and other requirements applicable to KNA or any KNA client institutions are subject to change and to interpretation. For example, a Negotiated Rulemaking began in October 2021 that covered, in part, rules related to the borrower defense to repayment adjudication process and recovery from institutions, closed school loan discharges, disability loan discharges, public loan forgiveness, income driven repayment plans and arbitration agreements. As part of this current Rulemaking, in a session that began in January 2022, the ED also proposed a change to the Title IV definition of “Nonprofit” institution to generally exclude from that definition any institution that is an obligor on a debt owed to a former owner of the institution or maintains a revenue-based service agreement with a former owner of the institution. Such regulatory changes as well as those described above could subject Purdue Global to additional regulatory requirements. Any resulting new rules or changes to existing rules are not likely to be effective until July 1, 2023.
Incentive compensation. Under the ED’s incentive compensation rule, an institution participating in Title IV programs may not provide any commission, bonus or other incentive payment to any person or entity engaged in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV funds if such payment is based directly or indirectly on success in securing enrollments or financial aid. KNA is a third party providing bundled services to Title IV participating institutions that include recruiting and, in the case of Purdue Global, financial aid services. As such, KNA is also subject to the incentive compensation rules as applied to the institutions it serves and cannot provide any commission, bonus or other incentive payment to any covered employees, subcontractors or other parties engaged in certain student recruiting, admission or financial aid activities based on success in securing enrollments or financial aid. In addition, tuition revenue sharing payments to KNA under the TOSA (as well as any other agreement with any Title IV participating institution) must comply with revenue sharing guidance provided by the ED related to bundled services agreements. For more information, see Item 1A. Risk Factors. Failure to Comply with the ED’s Title IV Incentive Compensation Rule Could Subject Kaplan to Liabilities, Sanctions and Fines.
Misrepresentations. A Title IV participating institution is required to comply with the ED regulations related to misrepresentations and with related federal and state laws. These laws and regulations are broad in scope and may extend to statements by servicers, such as KNA, that provide marketing or certain other services to such institutions. The laws and regulations may also apply to KNA’s employees and agents, with respect to statements addressing the nature of an institution’s programs, financial charges or the employability of its graduates. Additionally, failure to comply with these and other federal and state laws and regulations regarding misrepresentations and marketing practices could result in the imposition on KNA or its client institutions of fines, other sanctions or liabilities, including, without limitation, federal student aid repayment obligations to the ED, the termination or limitation on KNA’s eligibility to provide services as a third-party servicer to Title IV participating institutions, the termination or limitation of a client institution’s eligibility to participate in the Title IV programs, or legal action by students or other third parties. A violation of misrepresentation regulations or other federal or state laws and regulations applicable to the services KNA provides to its client institutions arising out of statements by KNA, its employees or agents could require KNA to pay the costs associated with indemnifying its client institutions from applicable losses resulting from the violation and could result in fines, other sanctions or liabilities imposed on KNA.
Compliance by client institutions with Title IV program requirements and other federal, state and accreditation requirements. KNA currently provides services to education institutions that are heavily regulated by federal and state laws and regulations and subject to extensive accrediting body requirements. Presently, a material portion of KNA’s revenues are attributable to deferred purchase and service fees it receives under the TOSA, which are dependent upon revenues generated by Purdue Global and dependent upon Purdue Global’s eligibility to participate in the Title IV federal student aid program. To maintain Title IV eligibility, Purdue Global and KNA’s other client institutions must be certified by the ED as eligible institutions, maintain authorizations by applicable state education agencies and be accredited by an accrediting commission recognized by the ED. Purdue Global and KNA’s other client institutions must also comply with the extensive statutory and regulatory requirements of the Higher Education Act and other state and federal laws and accrediting standards relating to their financial aid management, educational programs, financial strength, disbursement and return of Title IV funds, facilities, recruiting practices, representations made by the school and other parties, and various other matters. Additionally, Purdue Global and other client institutions are subject to laws and regulations that, among other things, limit student default rates on the repayment of Title IV loans, permit borrower defenses to repayment of Title IV loans based on certain conduct of the institution, establish specific measures of financial responsibility and administrative capability, regulate the addition of new campuses and programs and other institutional changes; require compliance with state professional licensure board requirements to the extent applicable to institutional programs and require state authorization and institutional and programmatic accreditation. If the ED finds that Purdue Global or other client institutions have failed to comply with Title IV requirements or improperly disbursed or retained Title IV program funds, it may take one or more of a number of actions, including, but not limited to:
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
•requiring the school to submit a letter of credit;
•denying or refusing to consider the school’s application for renewal of its certification to participate in the Title IV programs or for approval to add a new campus or educational program; and
•referring the matter for possible civil or criminal investigation.

If Purdue Global or other client institutions lose or have limits placed on their Title IV eligibility, accreditation or state licensure, or if they are subject to fines, repayment obligations or other adverse actions due to their or KNA’s noncompliance with Title IV regulations, accreditor or state agency requirements or other state or federal laws, KNA’s financial results of operations could be adversely affected. After acquiring KU, on August 3, 2018, Purdue Global received an updated Provisional Program Participation Agreement (PPPA) from the ED which is necessary for continued participation in the federal Title IV programs after the change in ownership from Kaplan to Purdue. The PPPA expired on June 30, 2021, but continues in effect until the ED issues the final approved Program Participation Agreement. On October 15, 2021, Purdue Global received from the ED a new PPPA granting provisional certification until June 30, 2022. Under this PPPA, Purdue Global must apply for and receive approval for expansion or any substantial change before it may award, disburse or distribute Title IV funds based on the substantial change. Substantial changes generally include, but are not limited to: (a) establishment of an additional location; (b) increase in the level of academic offering beyond those listed in the institution's Eligibility and Certification Approval Report (ECAR); (c) addition of any educational program (including degree, non-degree or short-term training programs), or (d) the addition of any new degree program. In addition, the institution must pay any liabilities found in a currently open program review prior to the expiration of the PPPA. The provisional certification ends upon the ED's notification to the institution of the ED's decision to grant or deny a six-year certification to participate in the Title IV, Higher Education Act (HEA) programs.
Compliance, regulatory actions, reviews and litigation. KNA and its client institutions are subject to reviews, audits, investigations and other compliance reviews conducted by various regulatory agencies and auditors, including, among others, the ED, the ED’s Office of the Inspector General, accrediting bodies and state and various other federal agencies. These compliance reviews could result in findings of noncompliance with statutory and regulatory requirements that could, in turn, result in the imposition of fines, liabilities, civil or criminal penalties or other sanctions against KNA and its client institutions. Separately, if KNA provides financial aid services to more than one Title IV participating institution (i.e., one or more participating institutions in addition to Purdue Global), it will be required to arrange for an independent auditor to conduct an annual Title IV compliance audit of KNA’s compliance with applicable ED requirements. KNA’s client institutions are also required to arrange for an independent auditor to conduct an annual Title IV compliance audit of their compliance with applicable ED requirements, including requirements related to services provided by KNA.
On May 6, 2021, Kaplan received a notice from the ED that it would be conducting a fact-finding process pursuant to the borrower defense to repayment (BDTR) regulations to determine the validity of more than 800 BDTR claims and a request for documents related to several of Kaplan’s previously owned schools. Beginning in July 2021, Kaplan started receiving the claims and related information requests. In total, Kaplan received 1,449 borrower defense applications that seek discharge of approximately $35 million in loans. Most claims received are from former KU students. The ED’s process for adjudicating these claims is subject to the borrower defense regulations but it is not clear to what extent the ED will exclude claims based on the underlying statutes of limitations, evidence provided by Kaplan, or any prior investigation related to schools attended by the student applicants. Kaplan believes it has defenses that would bar any student discharge or school liability including that the claims are barred by the applicable statute of limitations, unproven, incomplete and fail to meet regulatory filing requirements. Kaplan expects to vigorously defend any attempt by the ED to hold Kaplan liable for any ultimate student discharges and is responding to all claims with documentary and narrative evidence to refute the allegations, demonstrate their lack of merit, and support the denial of all such claims by the ED. If the claims are successful, the ED may seek reimbursement for the amount discharged from Kaplan. If the ED initiates a reimbursement action against Kaplan following approval of former students’ BDTR applications, Kaplan may be subject to significant liability.
On September 3, 2015, Kaplan sold to Education Corporation of America (ECA) substantially all of the assets of the prior KHE Campuses. The transaction included the transfer of certain real estate leases that were guaranteed or purportedly guaranteed by Kaplan. ECA is currently in receivership, has terminated all of its higher education operations and has sold most, if not all, of its remaining assets (including New England College of Business). Additionally, the receiver has repudiated all of ECA’s real estate leases. Although ECA is required to indemnify Kaplan for any amounts Kaplan must pay due to ECA’s failure to fulfill its obligations under the real estate leases guaranteed by Kaplan, ECA’s current financial condition and the amount of secured and unsecured creditor claims outstanding against ECA make it unlikely that Kaplan will recover from ECA. In the second half of 2018, the Company recorded an estimated $17.5 million in losses on guarantor lease obligations in connection with this transaction in other non-operating expense. The Company recorded an additional estimated $1.1 million in non-operating expense in 2019, $1 million in non-operating expense in 2020, and $1.1 million in non-operating expense in 2021; in each case consisting of legal fees and lease costs. The Company continues to monitor the status of these obligations.
In addition, Kaplan could be the subject of future compliance reviews or lawsuits related to formerly owned KU and KHE schools in connection with the pre-sale conduct of such schools that could result in monetary liabilities or fines or other sanctions against Kaplan.

Kaplan North America Supplemental Education
In 2021, KNA’s supplemental education included all products of the former KTP and KP segments, including exam preparation, professional licensure and certification, and corporate training and continuing education. KNA offers a wide array of programs and services across various markets focusing on lifetime value creation and professional lifecycles. These markets are discussed below.
Precollege and Social Sciences. KNA provides exam preparation for high school and graduate students under the Kaplan Test Prep, Manhattan Prep and Barron’s Educational Series brands for a broad range of standardized, high-stakes tests, including the SAT, ACT, GMAT and GRE. KNA also provides admissions consulting, tutoring and other advisory services.
Healthcare. KNA provides exam preparation for the medical college admissions test (MCAT) and professional licensure exam preparation for physicians (USMLE), nurses (NCLEX), pharmacists (NAPLEX), dentists (NBDE) and physician assistants (PANCE). Under the brand i-Human Patients, KNA offers online, simulated patient interaction training for medical health professionals, which is typically purchased by medical, nursing and physician assistant schools. KNA’s USMLE in-person programs are accredited and Student and Exchange Visitor Program (SEVP) approved for F-1 students and operate under the Kaplan Prep & Achieve brand. In 2021, KNA acquired a continuing medical education business for physicians, nurses and pharmacists which is accredited by Joint Accreditation for Interprofessional Continuing Education and operated under the brand Projects in Knowledge.
Legal, Government and Social Justice. KNA offers exam preparation for the law school admissions test (LSAT) and state bar licensure exam preparation for lawyers in 50 jurisdictions through Kaplan Bar Review and Preliminary Multistate Bar Review (PMBR). For the military, KNA offers the Armed Services Vocational Aptitude Battery (ASVAB) that measures developed abilities and helps predict future academic and occupational success in the military and in 2021, Kaplan acquired Bluejacketeer which offers practice test questions for Navy advancement exams on a subscription basis.
Business and Financial. Professional licensure products are operated under the brands Dearborn Real Estate Education, Kaplan Real Estate Education, Bob Hogue School of Real Estate, Kaplan Financial Education, and Kaplan Schweser. KNA helps professionals obtain certifications, licenses and designations to enable them to advance their careers. Additionally, KNA collaborates with organizations to solve their talent management challenges through customized corporate learning and development solutions. Through live and online instruction, KNA provides professional license test preparation, licensing and continuing education, as well as leadership and professional development programs to businesses and individuals in the accounting, insurance, securities, real estate, financial services and wealth management areas.
Technology and Engineering. KNA offers data science and analytics online courses and training for corporations under the brand name Metis. In 2022, Metis expects to focus on providing courses and programs to educational institutions for their students rather than direct to student sales. KNA also offers licensing exam preparation for engineers, architects and designers under the brand name PPI.
Publishing. Kaplan Publishing focuses on Kaplan Test Prep, Barron's, and Manhattan Prep test preparation and reference resources sold through retail channels. At the end of 2021, Kaplan Publishing had 1,182 products available in print and digital formats, including 368 digital products. In total, KNA test prep prepares students for more than 233 standardized tests, the large majority of which are U.S. focused.
In 2021, KNA served over 220,000 students through its exam preparation programs and related products (such as tutoring, online question banks and online practice tests), excluding sales of test prep books by third-party retailers. KNA exam preparation programs are taught online and at Kaplan-branded locations and at numerous other locations, such as hotels, high schools, universities and companies throughout the U.S., including Puerto Rico, as well as in Canada, Mexico and the U.K. KNA also licenses material for certain programs to third parties. Since the end of the first quarter of 2020, virtually all KNA exam preparation programs have been offered online, typically in a live online classroom or a self-study format, while some programs have continued in person. Private tutoring services are provided online and, in select markets, in person. In 2022, KNA expects to offer more in-person courses for select exam preparation offerings.
In 2021, KNA served approximately 2,700 business-to-business clients including approximately 120 Fortune 500 companies. In 2021, approximately 218,000 students used KNA’s professional licensure exam preparation offerings.

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

Station, Location and Year Commercial Operation Commenced	National Market Ranking (a)	Primary Network Affiliation	Expiration Date of FCC License	Expiration Date of Network Agreement	Total Commercial Stations in DMA (b)
KPRC, Houston, TX, 1949	9th	NBC	Aug. 1, 2022	Dec. 31, 2022	17
WDIV, Detroit, MI, 1947	15th	NBC	Oct. 1, 2029	Dec. 31, 2022	10
WKMG, Orlando, FL, 1954	17th	CBS	Feb. 1, 2029	June 30, 2022	18
KSAT, San Antonio, TX, 1957	31st	ABC	Aug. 1, 2022	March 31, 2026	15
WJXT, Jacksonville, FL, 1947	43rd	None	Feb. 1, 2029	—	9
WCWJ, Jacksonville, FL, 1966	43rd	CW	Feb. 1, 2029	Aug. 31, 2025	9
WSLS, Roanoke, VA, 1952	71st	NBC	Oct. 1, 2028	Dec. 31, 2022	8
 _________________________________________________________________________________
(a) Source: 2021/2022 Local Television Market Universe Estimates, the Nielsen Company, November 2021 and January 1, 2022, based on television homes in DMA (see note (b) below).
(b) Full-power commercial TV stations, Designated Market Area (DMA) is a market designation of the Nielsen Company that defines each television market exclusive of another, based on measured viewing patterns.
Revenue from broadcasting operations is derived primarily from the sale of advertising time to local, regional and national advertisers. In 2021, advertising revenue accounted for 57.7% of the total for GMG’s operations. Advertising revenue is sensitive to a number of factors, some specific to a particular station or market and others more general in nature. These factors include a station’s audience share and market ranking; seasonal fluctuations in demand for airtime; annual or biannual events, such as sporting events and political elections; and broader economic trends, among others.
Regulation of Broadcasting and Related Matters
GMG’s television broadcasting operations are subject to the jurisdiction of the U.S. Federal Communications Commission (FCC) under the U.S. Federal Communications Act of 1934, as amended (the Communications Act). Each GMG television station holds an FCC license that is renewable upon application for an eight-year period. As shown in the table above, the current terms of the GMG station licenses expire in 2022 through 2029. GMG expects the FCC to grant future renewal applications for its stations in due course, but cannot provide any assurances that the FCC will do so.
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
In November 2017, the FCC voted to adopt rules authorizing broadcast television stations to voluntarily transition to a new technical standard, called Next Generation TV or ATSC 3.0. The new standard is designed to allow broadcasters to provide consumers with better sound and picture quality; hyper-localized programming, including news and weather; enhanced emergency alerts and improved mobile reception. The standard allows for the use of targeted advertising and more efficient use of spectrum, for example, by allowing for more multicast streams to be aired on the same six-megahertz channel. ATSC 3.0 is not backward compatible with existing television equipment, and the FCC’s rules require full-power television stations that transition to the new standard to continue broadcasting a signal in the existing DTV standard until the FCC phases out the requirement in a future order. A transitioning station’s DTV-formatted content must be substantially similar to the programming aired on its ATSC 3.0 channel until July17, 2023, five years from the date the rules in the original 2017 FCC order were finalized. In June 2020, the FCC re-affirmed this sunset date, but stated that it would open a proceeding one year prior to the sunset date to determine whether the date should be extended.
GMG launched its first ATSC 3.0 stream in December 2020 for station WDIV-TV in Detroit; prior to the launch, WDIV-TV had applied for and was granted authority by the FCC to effectuate an ATSC 3.0 simulcasting arrangement with WMYD (licensed to Scripps Broadcasting Holdings, LLC) in the Detroit area. In 2021, two GMG stations each entered into simulcasting arrangements. First, in June 2021, GMG station WKMG-TV (Orlando) applied for and was granted authority by the FCC to effectuate an ATSC 3.0 simulcasting arrangement with another station in the Orlando area (WRBW-DT, licensed to Fox Television Stations, LLC). The station’s ATSC 3.0 stream was then launched along with the rest of the market on June 30, 2021. Second, in November 2021, GMG station KPRC-TV (Houston) applied for and was granted authority by the FCC to effectuate an ATSC 3.0 simulcasting arrangement with another station in the Houston area (KIAH, licensed to Tribune Media Company). The station’s ATSC 3.0 stream was then launched on December 2, 2021. As required by the FCC rules, each of the respective station’s stream is in addition to such station’s current DTV stream, which viewers continue to be able to view.
In connection with the transition to ATSC 3.0, which is an internet protocol-based standard, the FCC has updated its rules to reflect how broadcasters may use their spectrum in non-traditional ways (Broadcast Internet). In June 2020, the FCC issued a Declaratory Ruling clarifying that the television ownership rules would not apply to the lease of broadcast spectrum for Broadcast Internet purposes, and in December 2020, the FCC voted to adopt rules that specifically apply its existing framework regarding derogation of service and use of spectrum for ancillary and supplementary purposes to Broadcast Internet; i.e., a broadcaster must continue to air at least one free, over-the-air television signal in SDTV format, and if a broadcaster opts to use its spectrum for Broadcast Internet services, it will incur a five percent fee based on the gross revenue received by the broadcaster. It is too soon to predict how the use of broadcast spectrum for Broadcast Internet services could impact the industry.
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
To date, each repacked commercial television station, including each of the repacked GMG stations, has been allocated a reimbursement amount equal to approximately 94% of the station’s estimated repacking costs, as verified by the FCC’s fund administrator. Receipt of the allocated funds is subject to FCC approval of particular requests for reimbursement of actual costs fully incurred. By October 8, 2021, stations that transitioned in the first half of the 39-month post-auction repack had to submit all remaining invoices for incurred expenses. WSLS, which transitioned in the first half of the post-auction repack, complied with this deadline. The remaining GMG stations must submit all remaining invoices, to the extent there are any, in 2022. As of December 31, 2021, the repacked GMG stations have received approximately $19.6 million in FCC reimbursements since 2018.
In March 2020, the FCC announced the reformation of the 3.7-4.2 GHz band (C-band) through a public auction of the lower 280 megahertz of these frequencies (3.7-3.98 GHz). This auction, which concluded February 2021, allows winning bidders to use the 3.7-3.98 GHz frequencies for wireless broadband services. However, this spectrum reallocation requires the relocation of incumbent C-band satellite operations—including those used to deliver programming to television stations—to a “repacked” 4.0-4.2 GHz band. In exchange for a portion of the auction proceeds, satellite operators have chosen to relocate their operations pursuant to an “accelerated” relocation timeline.
GMG’s television stations receive programming from the relocating satellite operators, and this requires the transition of operations at GMG stations through the installation of antenna filters, repointing and retuning of antennas, and other activities. Although GMG elected to have the satellite operators manage these transition efforts, GMG coordinated with the satellite operators and submitted various filings to the FCC to confirm the transition eligibility of its stations and ensure the stations remain protected from harmful interference post-transition.
The first phase of the “accelerated” C-band transition concluded December 5, 2021, and the deadline for the second phase is December 5, 2023. GMG anticipates that the satellite operators and the FCC may request additional information about GMG’s stations to complete the second phase of the transition.

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
Recent statutory changes have required the FCC to modify its rules governing retransmission consent negotiations. The Television Viewer Protection Act, enacted on December 20, 2019, made changes to the “good faith” standards for retransmission consent negotiations, calling for the FCC to implement regulations requiring “large station groups” (groups of television broadcast stations that have a national audience reach of more than 20%) to negotiate in good faith with MVPD “buying groups” (entities that negotiate on behalf of multiple small MVPDs). GMG does not qualify as a “large station group” under the statute and therefore will not be subject to this obligation. While GMG does not anticipate that these recent changes will materially affect its bargaining position in retransmission consent negotiations, if Congress or the FCC were to enact further changes to the retransmission consent rules (such as by requiring small station groups like GMG to negotiate with MVPD buying groups, or otherwise giving MVPDs heightened bargaining power), such changes could have a material effect on retransmission consent revenues.
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
Ownership Limits.  The Communications Act and the FCC’s rules limit the number and types of media outlets in which a single person or entity may have an attributable interest. The FCC is required by statute to review its media ownership rules (with the exception of the national television ownership rule, discussed below) every four years to determine whether those rules remain necessary in the public interest as the result of competition. This process is referred to as the quadrennial review. In November 2017, the FCC conducted such a review and voted to eliminate certain of its ownership limit restrictions and to modify others. This FCC decision was challenged in court, and the Third Circuit Court of Appeals set aside the FCC’s decision in November 2019. However, the FCC appealed the Third Circuit court’s decision, and on April 1, 2021, the U.S. Supreme Court reversed that decision. This means that the media ownership rules now reflect the November 2017 changes. The current ownership rule most relevant to GMG is the local television ownership rule. The rule prohibits one broadcaster from owning (or having an attributable interest in) two full-power television stations licensed to the same Nielsen DMA if both of them are ranked among the top four stations in the market, unless the broadcaster can demonstrate to the FCC that the combination serves the public interest. Ownership of more than two full-power television stations is generally prohibited.
The FCC’s most recent quadrennial review of its media ownership rules was initiated in December 2018. That proceeding remains open. In June 2021, the FCC solicited comments to refresh the record, but no action has been taken in that proceeding to date. GMG’s ability to enter into certain transactions in the future may be affected by the resolution of the current FCC quadrennial review proceeding.
Under the national television ownership rule, a single person or entity may have an attributable interest in an unlimited number of television stations nationwide, as long as the aggregate audience reach of such stations does not exceed 39% of nationwide television households and as long as such interest complies with the FCC’s other ownership restrictions. In 2016, the FCC eliminated the 50% Ultra High Frequency (UHF) discount, under which stations broadcasting on UHF channels are credited with only half the number of households in their market for purposes of calculating compliance with the 39% cap. However, the FCC reversed that decision in early 2017, concluding that the UHF discount should not be altered except in connection with a broader review of the national ownership cap. The reinstatement of the UHF discount was upheld by the D.C. Circuit in the summer of 2018. In December 2017, the FCC initiated a rule making proceeding seeking comments regarding its authority to modify or eliminate the national television ownership cap, which was set at 39% by statute, as well as the potential elimination of the UHF discount. That proceeding remains open.
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
Public Interest Obligations.  To satisfy FCC requirements, stations generally are expected to air a specified number of hours of programming intended to serve the educational and informational needs of children and to complete reports on a quarterly basis concerning children’s programming. In July 2019, the FCC modified these rules to provide broadcasters with more flexibility in meeting the public interest obligations. Among other things, these rules allow up to 52 hours per year of children’s programming to consist of educational specials and/or short-form programming. The prior rules required all qualifying programming to be regularly scheduled and in 30-minute blocks. While stations are required to air the substantial majority of their educational and informational children’s programming on their primary program stream, under the current rules they may now air up to 13 hours per quarter of regularly scheduled weekly programming on a multicast stream. In addition, the FCC requires stations to limit the amount of advertising that appears during certain children’s programs.
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
Other Matters. In addition to the matters described above, the FCC is conducting proceedings concerning various other matters, the outcome of which could adversely affect the profitability of GMG’s television broadcasting operations.
MANUFACTURING
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
Group Dekko Inc.
Group Dekko Inc. (Dekko) is an electrical solutions company that focuses on innovative power charging and data systems; industrial and commercial indoor lighting solutions; and the manufacture of electrical components and assemblies for medical equipment, transportation, industrial and appliance products. Dekko, founded in 1952, is headquartered in Fort Wayne, IN, and operates 13 facilities in five states and Mexico.
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
HEALTHCARE
Graham Healthcare Group
Graham Healthcare Group (GHG) provides home health, hospice and palliative services to more than 50,000 patients annually. GHG operates 13 home care, seven hospice and two palliative care operating units in Michigan, Illinois, Pennsylvania and Florida. Six of GHG’s 19 operating units are operated through joint ventures with health systems and physician groups. The remainder are wholly owned and operated under the “Residential” brand name. Home health services include a wide range of health and social services delivered at home to recovering, disabled and chronically or terminally ill persons in need of medical, nursing, social or therapeutic treatment and assistance with the essential activities of daily living. Hospice care focuses on relieving symptoms and supporting patients with a life expectancy of six months or less. Hospice care involves an interdisciplinary approach to the provision of medical care, pain management and emotional and spiritual support, with an emphasis on comfort, not curing. Hospice services can be provided in the patient’s home, as well as in free-standing hospice facilities, hospitals, nursing homes and other long-term care facilities. Palliative care is a specialized form of medicine provided by nurse practitioners that aims to enhance the quality of life of patients and their families who are faced with serious illness. It focuses on increasing comfort through prevention and treatment of distressing symptoms. In addition to expert symptom management, palliative care focuses on clear communication, advance planning and coordination of care. Each GHG operating unit offers care coordination, healthcare solutions and clinical expertise. All home health and hospice operations are Medicare certified and accredited by the Accreditation Commission for Health Care (ACHC) or are in the process of being ACHC accredited. GHG derives 90% of its revenues for home health and hospice services from Medicare. The remaining sources of revenue are from Medicaid, commercial insurance and private payers.
In 2019, GHG acquired two business units, Clinical Specialty Infusions, LLC (CSI Pharmacy) located in Texarkana, Texas, and Clarus Care, LLC (Clarus) in Nashville, Tennessee. CSI Pharmacy is a nationwide specialty pharmacy licensed in 38 states that serves patients suffering from chronic illness. CSI Pharmacy specializes in treating rare diseases with biologics and plasma-derived therapies, with revenues derived primarily from intravenous immunoglobulin (IVIG) therapy. CSI Pharmacy delivers products to patients’ houses and employs nurses to provide specialized infusion therapies in the home on a monthly basis. Clarus provides call management solutions to physician groups and hospitals. Clarus replaces traditional human-staffed answering services with a SaaS-based solution. Clarus streamlines calls, eliminates patient hold times, and manages referrals and new appointments. The solution eliminates delays, call routing errors and malpractice risk inherent with traditional call centers.
In December 2021, GHG acquired two businesses, one of which expanded GHG’s home health operations into Florida and Weiss Medical, a full service physician practice based in Riverdale, New Jersey. Weiss has expertise in all allergic and immunologic conditions, and specializes in challenging cases. It is often able to help patients even after they have seen numerous other specialists. The practice also offers infusion services.

AUTOMOTIVE
Graham Automotive LLC
The Company owns a 90% interest in four automotive dealerships. In January 2019, the Company acquired a 90% interest in two automobile dealerships in the Washington, D.C. area, Honda of Tysons Corner in Virginia and Lexus of Rockville in Maryland. The two dealerships are established automotive retailers. In December 2019, the Company opened a new Jeep dealership in Bethesda, MD. In December 2021, the Company acquired a 90% interest in an automobile dealership, Ford of Manassas in Virginia. The Company has a management services agreement with an entity affiliated with Christopher J. Ourisman, a member of the Ourisman Automotive Group family of dealerships, to operate and manage the operations of the dealerships. The Company also owns CarCare To Go, which provides valet repair services to and from a network of dealership service centers in the Washington, D.C. area.
OTHER ACTIVITIES
Leaf Group Ltd.
In June 2021, the Company acquired Leaf Group Ltd. (Leaf), headquartered in Santa Monica, California. Leaf is a diversified consumer internet company that builds creator-driven brands in lifestyle and home and art design categories. Through its Society6 Group, Leaf operates leading art and design marketplaces where large communities of artists and designers can market and sell their original art and designs printed on a wide variety of products. Its made-to-order marketplaces, consisting of Society6.com (Society6) and its wholesale channel (collectively, Society6 Group), provide artists and designers with an online commerce platform to feature and sell their original art and designs on an array of consumer products primarily in the home décor category. Society6 Group’s wholesale channel sells products to trade and hospitality clients, as well as retail distribution partners. Through Leaf’s Saatchi Art Group, including SaatchiArt.com (Saatchi Art) and its art fair event brand, The Other Art Fair, Leaf provides an online art gallery where a global community of artists exhibit and sell their original artwork directly to consumers through a curated online gallery, virtual reality or in-person at art fairs hosted in the United Kingdom, Australia, Canada and the United States. Saatchi Art’s online art gallery features a wide selection of original paintings, drawings, sculptures and photography. Leaf’s Media Group consists of a diverse portfolio of media properties that educate and inform consumers across a wide variety of life topics, including fitness and wellness brands such as Well+Good and Livestrong.com, Hunker in the home and design space and Only In Your State in the travel sector. Together with these premium brands, Leaf owns and operates or hosts and operates over 45 websites focused on specific categories or interests. Leaf generates the majority of its media revenue from the sale of advertising.
Clyde’s Restaurant Group
In July 2019, the Company acquired Clyde’s Restaurant Group (Clyde’s). Clyde’s, founded in 1963, owns and operates 11 restaurants and entertainment venues in the Washington, D.C. metropolitan area, including seven Clyde’s locations, Old Ebbitt Grill, The Hamilton, 1789 Restaurant, and The Tombs.
Framebridge, Inc.
In May 2020, the Company acquired an additional interest in Framebridge, Inc. (Framebridge), a custom framing service company, that resulted in the Company’s ownership of approximately 93% of Framebridge. The CEO of Framebridge continues to hold an approximately 7% ownership stake in Framebridge. Framebridge provides high-quality, affordable and fast custom framing directly to consumers. Through its website, app, and retail locations, Framebridge offers consumers the option to drop off or ship artwork, pictures and other personal objects directly to Framebridge to be custom framed and then delivered directly to a customer or a retail store for in-store pick up. Framebridge is headquartered in Washington, D.C., has 5 retail locations in the Washington, D.C./Maryland/Northern Virginia market, three locations in Manhattan and Brooklyn, NY, three in the Chicago market, two locations in Atlanta, GA, one each in the Boston and Philadelphia markets, and two manufacturing facilities in Kentucky and New Jersey.
Code3
Code3 is a marketing and insights company that manages digital advertising for global brands and early-stage companies. It delivers media, creative, and data services to transform consumer and performance data into planning, content, media activation and measurement to maximize ROI. Code3 works across platforms such as Facebook, Instagram, Amazon, Google, Twitter, Pinterest, Snapchat and YouTube. The legacy business surrounding the Audience Intelligence Platform (AIP) has been operated since the beginning of 2021 as a separate software company under the name, Decile LLC. “Code3” is the trade name of Social Code, LLC and Marketplace Strategy, LLC.

Decile LLC
Decile LLC (Decile) is a customer data and analytics software company that helps marketers extract value from their proprietary first-party customer and sales data. Decile provides software and services to help its business clients better understand customer acquisition costs, customer retention, unit economics and how to increase profitable growth.
The Slate Group LLC
The Slate Group LLC (Slate) publishes Slate, an online magazine. Slate features articles and podcasts analyzing news, politics and contemporary culture and adds new material on a daily basis. Content is supplied by the magazine’s own editorial staff, as well as by independent contributors. As measured by The Slate Group, Slate had an average of more than 21 million unique visitors per month and averaged more than 55 million page views per month across desktop and mobile platforms in 2021. The Slate Group owns an interest in E2J2 SAS, a company incorporated in France that produces two French-language news magazine websites at slate.fr and slateafrique.com. The Slate Group provides content, technology and branding support.
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
City Cast LLC
City Cast LLC (City Cast) is a network of daily local news podcasts in cities around the country, accompanied by a daily email newsletter about local communities, including local news, events and places. Currently City Cast is available in Chicago, Denver, Houston, Salt Lake City and Pittsburgh.
COMPETITION
Kaplan
Kaplan’s businesses operate in fragmented and competitive markets. Each of KI businesses competes in disaggregated markets with other for-profit institutions and companies (ranging in size from large for-profit universities to small competitors offering English-language courses) and, in certain instances, with government-supported schools and institutions that provide similar training and educational programs. Competitive factors vary by business and include program offerings, ranking of university partners, convenience, quality of instruction, reputation, placement rates, student services and cost. KI derives its competitive advantage from, among other things, delivering high-quality education and training experiences to students, having name brand recognition across multiple markets, developing strong relationships with corporate clients and recruitment partners and offering competitive pricing. KNA competes with companies that provide various education technology solutions, consumer test and licensure preparation and course delivery, corporate training, university administrative support for online programs and courses, curriculum development, overall online program development and analytics for colleges and universities, as well as support for corporate, employer and employee education programs. The market for KNA’s services and products, and especially its higher education services and products, is dynamic and rapidly evolving, and several competitors offer a mix of some of the same products and services or are seeking to move into the markets in which KNA operates. Competitive factors in these KNA markets include the ability to deliver a wide range of educational services and programs to clients across all levels of programs and administrative functions; cost effectiveness; expertise in marketing, recruitment and program delivery; student outcomes and satisfaction; the ability to invest in start-up and scaling initiatives; reputation; and compliance with laws and the ability to navigate complex regulatory requirements. KNA’s ability to effectively compete in the higher education services markets will depend in large part on its successful delivery and navigation of these factors. While the competitive landscape is expanding, KNA’s resources, capabilities and experience are key differentiators in the market. Similarly, KNA’s supplemental education products and services compete with a wide range of national, regional, local, online and location-based competitors. Competitors vary by test, with many focused on preparing students for a single high-stakes test. For its curricular and assessment services, KNA has a number of national competitors as well as competitors focused on preparation for particular tests. Competitive factors for the supplemental education products vary by product line and include price, features, modality, schedule and reputation. Although KNA faces intense competition and shifting consumer preferences in these areas, particularly with respect to online test preparation, where some new competitors are offering lower-cost and free test preparation products, KNA, and particularly Kaplan Test Prep, remains a leading name in test preparation owing in part to its technical expertise and capabilities, quality of instructors, content, curricula, longevity and reputation in the industry. KNA’s professional licensure training and preparation and corporate training products and services offer a broad portfolio of products, many within highly regulated and mature industries, including securities, insurance, real estate and wealth management, where competition includes a wide variety of national, regional and local companies seeking the same market share and resulting in deep price discounting and commoditization of offerings.
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
Competition continues to increase from established and emerging online distribution platforms. Movies and television programming increasingly are available on an on-demand basis through a variety of online platforms, which include free access on the websites of the major TV networks, ad-supported viewing on platforms such as Hulu, and subscription-based access through services such as Netflix. In addition, online-only subscription services offering live television services have been launched both by traditional pay-TV competitors (such as DISH and DirecTV) and newer entrants (such as Fubo). The Company has entered into agreements for some of its stations to be distributed via certain of these services, typically through opt-in agreements negotiated by the stations’ affiliated networks. Participation in these services has given the Company’s stations access to new distribution platforms. At the same time, competition from these various platforms could adversely affect the viewership of the Company’s television stations via traditional platforms and/or the Company’s strategic position in negotiations with pay-TV services. In addition, the networks’ increased role in negotiating online distribution arrangements for their affiliated stations, together with the networks’ imposition of higher fees on affiliated stations in exchange for broadcast and traditional pay-TV retransmission rights, may have broader effects on the overall network-affiliate relationship, which the Company cannot predict.
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
Graham Healthcare Group
The home health and hospice industries are extremely competitive and fragmented, consisting of both for-profit and nonprofit companies. According to the Medicare Payment Advisory Commission’s July 2021 Data Book, there are approximately 11,456 Medicare-certified home health providers and approximately 4,840 hospice providers in the U.S., with the number of active home healthcare providers rapidly increasing. GHG markets its services to physicians, discharge planners and social workers at hospitals, nursing homes, senior living communities and physicians’ offices through a direct sales model. GHG differentiates its offerings based on response time, clinical programming, clinical outcomes and patient satisfaction. Throughout the three states in which it operates, GHG competes primarily with both privately owned and hospital-operated home health and hospice service providers.
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
Leaf
Leaf operates in highly competitive and developing industries that are characterized by rapid technological change, a variety of business models and frequent disruption of incumbents by innovative entrants. Its art and design marketplaces, Society6 Group and Saatchi Art Group, compete with a wide variety of online and brick-and-mortar companies selling comparable products. Its made-to-order marketplace business, Society6 Group, primarily competes with companies that also utilize a made-to-order business model whereby consumer products featuring artist designs are produced by third-party fulfillment partners and shipped directly to customers, such as Redbubble, Zazzle, Art.com, Shutterfly and Minted, as well as companies that offer broader home décor and apparel products, such as Amazon, Etsy, Wayfair, Urban Outfitters and West Elm. Its online art gallery and in-person art fair business, Saatchi Art Group, competes with traditional offline art galleries, art consultants and online platforms selling original artwork, such as Artfinder, Artspace, Rise Art, Singulart, eBay and Amazon Art, as well as various art fairs that feature reasonably priced artwork from emerging artists, such as The Affordable Art Fair. Leaf’s marketplaces must successfully attract, retain and engage both buyers and sellers to use our platforms and attend our fairs. The principal competitive factors for such marketplaces include the quality, price and uniqueness of the products, artwork or services being offered; the selection of goods and artists featured; the ability to source numerous products efficiently and cost-effectively with respect to its made-to-order products; customer service; the convenience and ease of the shopping experience; and its reputation and brand strength. Competition is expected to continue to intensify as online and offline businesses increasingly compete with each other and the barriers to enter online channels are reduced. For properties within its Media Group, Leaf faces intense competition from a wide range of competitors. These markets are rapidly evolving, highly fragmented and competition could increase in the future as more companies enter the space. The Media Group competes for advertisers on the basis of a number of factors, including return on marketing expenditures, price of our offerings, and the ability to deliver large audiences or precise types of segmented audiences. Principal competitors in this space currently include various online media companies ranging from large internet media companies to specialized and enthusiast properties that focus on particular areas of consumer interest, as well as social media outlets such as Facebook, TikTok, Snapchat, Instagram and Pinterest, where brands and advertisers are focusing a significant portion of their online advertising spend in order to connect with their customers. Some of its competitors have larger audiences and more financial resources and many of its competitors are making significant investments in order to compete with various aspects of this business. Many of Leaf’s current competitors have, and potential competitors may have, substantially greater financial, marketing and other resources than Leaf; greater technical capabilities; greater brand recognition; longer operating histories; differentiated products and services; and larger customer bases. These resources may help some of these competitors and potential competitors respond more quickly as the industry and technology evolves, focus more on product innovation, adopt more aggressive pricing policies and devote substantially more resources to website and system development.
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
Code3
The business of managed digital advertising is highly competitive. Public multinational advertising agencies may exacerbate price competition in an attempt to protect existing relationships with advertising clients in traditional media formats such as television. Public and private advertising technology companies, digital media agencies and newer market entrants such as consulting firms also compete on price, service and technology offerings. Code3 seeks to maintain a competitive advantage and maximize its clients’ return on advertising budgets by utilizing a combination of the deep expertise of its employees, who manage media spending on the largest digital platforms and a full-service creative team with a nuanced understanding of digital media.
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
EXECUTIVE OFFICERS
The executive officers of the Company, each of whom is elected annually by the Board of Directors, are as follows:
Donald E. Graham, age 76, has been Chairman of the Board of the Company since September 1993 and served as Chief Executive Officer of the Company from May 1991 until November 2015. Mr. Graham served as President of the Company from May 1991 until September 1993 and prior to that had been a Vice President of the Company for more than five years. Mr. Graham also served as Publisher of The Washington Post (the Post) from 1979 until September 2000 and as Chairman of the Post from September 2000 to February 2008.

Timothy J. O’Shaughnessy, age 40, became Chief Executive Officer of the Company in November 2015. From November 2014 until November 2015, he served as President of the Company. He was elected to the Board of Directors in November 2014. From 2007 to August 2014, Mr. O’Shaughnessy served as chief executive officer of LivingSocial, an e-commerce and marketing company that he co-founded in 2007. Mr. O’Shaughnessy is the son-in-law of Donald E. Graham, Chairman of the Company.
Andrew S. Rosen, age 61, became Executive Vice President of the Company in April 2014. He became Chairman of Kaplan, Inc. in November 2008 and served as Chief Executive Officer of Kaplan, Inc. from November 2008 to April 2014 and from August 2015 to the present. Mr. Rosen has spent nearly 36 years at the Company and its affiliates. He joined the Company in 1986 as a staff attorney with the Post and later served as assistant counsel at Newsweek. He moved to Kaplan in 1992 and held numerous leadership positions there before being named Chairman and Chief Executive Officer of Kaplan, Inc.
Wallace R. Cooney, age 59, became Senior Vice President–Finance and Chief Financial Officer of the Company in April 2017. Mr. Cooney served as the Company’s Vice President–Finance and Chief Accounting Officer from 2008 to 2017. He joined the Company in 2001 as Controller.
Jacob M. Maas, age 45, became Executive Vice President of the Company in January 2022, prior to which he served as Senior Vice President–Planning and Development beginning October 2015. Prior to joining the Company, he served as executive vice president of operations and head of corporate development at LivingSocial, an e-commerce and marketing company that he joined as chief financial officer in 2008.
Nicole M. Maddrey, age 57, became Senior Vice President, General Counsel and Secretary of the Company in April 2015. Ms. Maddrey joined the Company in 2007 as Associate General Counsel. Prior to joining the Company, Ms. Maddrey served as Special Counsel in the Division of Corporation Finance at the U.S. Securities and Exchange Commission.
Marcel A. Snyman, age 47, became Vice President and Chief Accounting Officer of the Company in January 2018. Mr. Snyman served as Controller of the Company from 2016 to 2018, prior to which he served as Assistant Controller beginning in April 2014 and Director of Accounting Policy beginning in July 2008.
Sandra M. Stonesifer, age 37, became Vice President–Chief Human Resources Officer of the Company in January 2021. Prior to joining the Company, Ms. Stonesifer was a consultant with S-Squared Consulting, an organization development consulting company.
HUMAN CAPITAL
The Company employs approximately 18,000 people worldwide, of which approximately 12,350 were employed in the United States and approximately 5,650 were employed outside the United States. Employment across each of the Company’s businesses is further discussed below.
Kaplan employs approximately 6,100 people on a full-time basis in 27 countries. Kaplan also employs substantial numbers of part-time employees who serve in instructional and administrative capacities. Kaplan’s part-time workforce comprises approximately 4,000 individuals in 17 countries. Collectively, in the U.S. and Canada, 52 Kaplan employees are represented by a union. In countries where Kaplan has a presence but union membership is not disclosed to the employer – the U.K., Australia and Singapore – there may be union represented employees as well.
Graham Media Group has approximately 1,012 employees, including 968 full-time employees and 44 part-time employees, of whom approximately 105 are represented by a union.
In the Manufacturing segment, Hoover has approximately 356 full-time employees, of whom 15 are represented by a union, and one part-time employee. Dekko has approximately 1,185 full-time employees, none of whom is represented by a union. Joyce/Dayton has approximately 165 full-time employees, none of whom is represented by a union. Forney has approximately 109 full-time employees, of whom 43 are represented by a union.
In the Healthcare segment, Graham Healthcare Group has approximately 1,159 full-time employees and 243 part-time employees. None of these employees is represented by a union.
Graham Automotive employs approximately 412 full-time employees. None of these employees is represented by a union.
In the Other Businesses segment, Leaf Group employs 390 full-time employees, none of whom is represented by a union. Clyde’s has approximately 148 full-time employees and 1,342 part-time employees, none of whom is represented by a union. Framebridge has approximately 782 employees, including 243 seasonal employees, none of whom is represented by a union. Code3 has approximately 236 full-time employees, none of whom is represented by a union. Decile has 34 full-time employees and two part-time employees, none of whom is represented by a union. Slate employs 123 full-time employees and seven part-time employees, of whom approximately 57 are represented by a union. Pinna employs 10 full-time employees, none of whom is represented by a union. The FP Group has 56 full-time employees and four part-time employees. CyberVista employs 37 full-time employees and 11 part-time employees, none of whom is represented by a union.
The parent Company has approximately 72 full-time employees and one part-time employee, none of whom is represented by a union.
The Company recognizes the importance of attracting, developing and retaining highly qualified employees throughout each of its businesses. The following is a description of the Company’s efforts to manage and promote human capital within its organization.
Oversight and Management. The Company’s human resources organization and the human resource organizations of its various businesses manage employment-related matters, including recruiting and hiring, training, compensation, workplace safety, performance management, support for specific needs including supporting employees who are caregivers or working remotely, and creating diversity, equity and inclusion strategies. The Compensation Committee of the Board of Directors provides oversight of certain human capital matters, including compensation and benefits, executive development, workforce diversity and inclusion initiatives, and succession planning.
Compensation and Benefits. The Company offers strong compensation and benefits programs to its employees. In 2021 the Company utilized a market pay tool to ensure all our units have access to high-quality market compensation data that enables them to set fair and equitable compensation rates. Depending on the business unit, employee benefits may include healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, employee assistance programs, tuition assistance programs, bonuses, long-term incentive compensation plans, pension and a 401(k) Plan. The Company also offers a small group of eligible employees certain equity-based grants under the Company’s incentive compensation plan with vesting and performance conditions to facilitate the attraction, retention, motivation and reward of key employees and to align their interests with those of the Company’s stockholders.
Health and Safety. The health and safety of the Company’s employees is paramount. The Company’s health and safety programs are designed to address multiple jurisdictions and regulations as well as the specific risks and unique working environments of each of the Company’s businesses. In response to the COVID-19 pandemic, the Company’s businesses have adopted return to office and vaccination policies and procedures that are most appropriate for their businesses based on their industry and health risks as well as federal, state and local guidance and regulation. At this time the majority of our workforce is required to be vaccinated against COVID-19 for in-person work.
Training and Talent Development. The Company is committed to the continued growth and development of its employees across all businesses. While development opportunities vary across the Company’s businesses, the Company seeks to offer a variety of learning opportunities including virtual learning as well as on-the-job mentoring and coaching. All employees complete core harassment and discrimination training and ethics training and are offered specific skills training designed to support the growth and advancement of their professional skills. For example, CyberVista conducts web-based leadership management training for first-time managers. Leaf Group has deployed several continuous learning platforms, including a diversity and inclusion learning platform; an eLearning and development platform; and a performance management platform. Leaf Group’s leadership development program includes personal assessments and one-on-one coaching for senior leadership. Joyce/Dayton conducted leadership assessments for executives and managers as well as a personal assessment tool to improve organizational communication. GMG has established learning and development opportunities to support its mission to be the authentic, local voice in the communities they serve. GMG proudly offers in-house leadership programs such as ‘Boss School’ which focuses on key skills and knowledge for new managers and a continuing development program for experienced producers.
Diversity and Inclusion. Diversity and inclusion remains a high priority within the Company and in 2021 several new initiatives were launched at both the corporate level and at our business units. These initiatives are focused on supporting the retention and training of a diverse workforce across the Company. The Company encourages all business units to promote policies prioritizing diversity, equity and inclusion (DEI), and offers courses on inclusive leadership and unconscious bias as part of Company-wide training options. In 2021, the Company chose to focus its global efforts on learning and strategy-building. The Company’s business units participated in a corporate-funded training program to establish DEI goals focused on attracting, retaining, developing and engaging underrepresented talent. The outcomes of the exercise were reported to the Board in November 2021. Following the completion of the program, a GHC Diversity, Equity and Inclusion Council was formed to support ongoing progress at each individual business and collectively across the Company.

The Company is committed to a culture in which its diverse employee base can thrive in an inclusive and respectful environment. As of December 2021, the diversity of the Company’s employees in the U.S. was: 54% female; 46% male; 63% White; 14% Black or African American; 14% Hispanic or Latino; 7% Asian; and 2% Other.
The Company’s businesses have launched various initiatives to support their individual DEI efforts. For example, GMG launched a strategy that included the adoption of new training tools, the creation of employee resource groups, virtual employee learning activities around Juneteenth and other celebration events, and talent sourcing focused on attracting underrepresented talent. At Kaplan, they have prioritized educating managers and employees on DEI best practices and expectations, including creation of a Global Inclusive Leader and Inclusive Colleague training for all current and new employees. Kaplan also sponsors diversity appreciation months that include social activities and discussion forums around relevant topics that raise awareness and increase understanding of diversity. Kaplan continues to be the primary donor and supporter of The Kaplan Educational Foundation (KEF), an independent public charity founded by Kaplan executives to help promote racial equality through higher education. Other business units have established strategic diversity and inclusion initiatives in ways that speak to their unique environment and human capital needs. For example, GHG has committed to building a career pathing and mentorship program for all field-based positions to help employees, especially underrepresented talent, achieve their career advancement goals. Most of the Company’s businesses have incorporated diversity, equity and inclusion related questions in their engagement surveys and are beginning to gather and analyze their human capital data to better understand existing conditions, set goals, and measure progress moving forward.
FORWARD-LOOKING STATEMENTS
All public statements made by the Company and its representatives that are not statements of historical fact, including certain statements in this Annual Report on Form 10-K and elsewhere in the Company’s 2021 Annual Report to Stockholders, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include comments about expectations related to the duration and severity of the COVID-19 pandemic and its effects on the Company’s operations, financial results, liquidity and cash flows. Other forward-looking statements include comments about expectations related to acquisitions or dispositions or related business activities, including the TOSA, the Company’s business strategies and objectives, anticipated results of license renewal applications, the prospects for growth in the Company’s various business operations and the Company’s future financial performance. As with any projection or forecast, forward-looking statements are subject to various risks and uncertainties, including the risks and uncertainties described in Item 1A of this Annual Report on Form 10-K, that could cause actual results or events to differ materially from those anticipated in such statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by or on behalf of the Company. The Company assumes no obligation to update any forward-looking statement after the date on which such statement is made, even if new information subsequently becomes available.
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

Item 1A. Risk Factors.
SUMMARY RISK FACTORS
This risk factor summary does not contain all of the information that may be important to you, and you should read this risk factor summary together with the more detailed discussion of risks and uncertainties set forth following this section under the heading “Risk Factors,” as well as elsewhere in this Annual Report on Form 10-K. Additional risks, beyond those summarized below or discussed elsewhere in this Annual Report on Form 10-K, may apply to the Company’s business, activities or operations as currently conducted or as may be conducted in the future. These risks include, but are not limited to, the following:
Risks Related to the COVID-19 Pandemic
•    The Company’s Business, Results of Operations and Cash Flows Have Been and Will Continue to Be Adversely Impacted by the Effects of the COVID-19 Pandemic.
Risks Related to the Company’s Education Business
•     Changes in International Regulations, Travel Restrictions and Sanctions.
•     Difficulties of Managing Foreign Operations and Failure to Comply with Foreign Regulatory Requirements.
•     Changes in U.K. Tax Laws.
•     Failure to Comply with Statutory and Regulatory Requirements as a Third-Party Servicer to Title IV Participating Institutions.
•     Failure to Comply with the ED’s Title IV Incentive Compensation Rule.
•     Failure to Comply with the ED’s Title IV Misrepresentation Regulations.
•     Compliance Reviews, Program Reviews, Audits and Investigations, Including in Connection with Borrower Defense to Repayment Claims.
•     Noncompliance with Regulations by KNA’s Client Institutions.
•     Kaplan May Fail to Realize the Anticipated Benefits of the Purdue Global Transaction.
•    Regulatory Changes and Developments.
•     Changes in the Extent to Which Standardized Tests Are Used in the Admissions Process by Colleges or Graduate Schools and Increased Competition.
•     Postponement and Cancellation of Examinations and Changes in the Extent to Which Licensing and Proficiency Examinations Are Used to Qualify Individuals to Pursue Certain Careers.
•    Liability under Real Estate Lease Guarantees for Certain Real Estate Leases that were Assigned to Education Corporation of America.
Risks Related to the Company’s Television Broadcasting and Media Businesses
•     Changing Perceptions about the Effectiveness of Television Broadcasting in Delivering Advertising.
•     Increased Competition Resulting from Technological Innovations in News, Information and Video Programming Distribution Systems and Changing Consumer Behavior.
•    Changes in the Nature and Extent of Government Regulations.
•    Transition to New Technical Standards for Broadcast Television Stations.
•     Potential Liability for Intellectual Property Infringement.

Risks Related to the Company’s Manufacturing Businesses
•    Failure to Comply with Environmental, Health, Safety and Other Laws Applicable to the Company’s Manufacturing Operations.
•     The Company May Be Subject to Liability Claims.
•     Failure to Recruit and Retain Production Staff Needed to Meet Customer Demand.
Risks Related to the Company’s Healthcare Business
•     Extensive Regulation of the Healthcare Industry.
•Continued Nursing Staffing Shortages.
Risks Related to the Company’s Automotive Businesses
•    Termination or Non-renewal of a Dealership Agreement by an Automobile Manufacturer and Limitations on the Company’s Ability to Acquire Additional Dealerships.
•    Changes Affecting Automobile Manufacturers.
•    Changes to State Dealer Franchise Laws to Permit Manufacturers to Enter the Retail Market Directly and Technological Innovations.
•    Changes in a Manufacturer’s Incentive Programs.
•Changes in Environmental Regulations Governing the Operations of the Automotive Business.
•Changes in Economic Conditions and Vehicle Inventories.
Risks Related to the Company’s Other Businesses
•    Failure to Successfully Drive Traffic to Leaf’s Marketplaces and Media Properties and Expand its Customer Base for its Marketplaces.
•    Failure to Effectively Distribute Leaf’s Media Content on Social Media Platforms or Effectively Optimize its Mobile Solutions in Order to Improve User Experience or Comply with Requirements of Leaf’s Advertising Partners.
•    Leaf’s Businesses Face Significant Competition.
•    Failure to Recruit and Retain Employees in the Company’s Restaurants.
•    Food-Borne Illness Concerns and Damage to the Company’s Reputation.
•    Concentration of the Company’s Restaurants in the Washington, D.C. Region.
Risks Related to Cybersecurity, Information Technology and Data Management
•     System Disruptions and Security Threats to the Company’s Information Technology Infrastructure.
•     Failure to Comply with Privacy Laws or Regulations.
Financial Risks
•     Failure to Successfully Integrate Acquired Businesses.
•     Changes in Business Conditions.
RISK FACTORS
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

Risks Related to the COVID-19 Pandemic
•    The Company’s Business, Results of Operations and Cash Flows Have Been and Will Continue to Be Adversely Impacted by the Effects of the COVID-19 Pandemic, the Significance of Which Will Depend on the Longevity and Severity of the Pandemic.
The COVID-19 pandemic and measures taken to prevent its spread, such as travel restrictions, shelter in place orders and mandatory closures, have materially affected the Company’s businesses, including the demand for its products and services. Travel restrictions and school closures have impeded and will continue to impede the ability of students to travel to undertake overseas study or to accept a place or remain in their student halls of residence as long as they remain in place, and have reduced student applications for programs offered by Kaplan International’s (KI) operations and halls of residence, including Kaplan Languages Group, KI Pathways, Kaplan Australia, Kaplan Singapore, MPW and certain KNA preparation programs that recruit foreign students. Instruction moving online reduced demand for halls of residence for international students and where such demand continued to exist in the first half of 2021, students sought discounts for periods they had not been able to stay in their accommodations due to COVID-19 travel restrictions. Further lockdowns or other measures in response to COVID-19 variants could negatively affect demand for housing and may result in residents again seeking discounts for periods they had not been able to stay in their accommodations. Travel restrictions, decreased enrollments and delays and cancellations of standardized tests have, and are expected to continue to, materially adversely affect the Company’s revenues, operating results and cash flows. Manufacturing restrictions, including plant closures and disruptions in the Company’s supply chains, declines in demand for products and advertising, restaurant and live art fair closures, competition for labor and COVID-19 absenteeism, and other developments related to the COVID-19 pandemic have also adversely impacted the Company’s media, manufacturing, healthcare, automotive and other businesses. For example, at certain periods during the pandemic, the Company had to temporarily close all of its restaurants and entertainment venues pursuant to government orders, before later obtaining permission to resume indoor dining services. The long-term impact of the pandemic on public demand for crowded dining facilities cannot be predicted. Moreover, the Company cannot predict the duration or scope of the COVID-19 pandemic and what actions will be taken by governmental authorities and other third parties in response to the pandemic and new variants. On January 13, 2022, the U.S. Supreme Court blocked the Occupational Safety and Health Administration (OSHA) emergency temporary standard (ETS) requiring all employers with at least 100 employees to mandate vaccination or weekly testing for unvaccinated employees. In a separate decision, the U.S. Supreme Court allowed the federal Centers for Medicare & Medicaid Services (CMS) to enforce a vaccination mandate for healthcare employees at facilities receiving Medicare or Medicaid payments. Additional vaccine mandates may be announced in jurisdictions in which the Company’s businesses operate. Vaccination mandates and other government mandated restrictions, such as density limitations and travel restrictions, may result in employee attrition and difficulty in meeting labor needs. The Company expects the COVID-19 pandemic and related developments to negatively impact its financial results and such impact is expected to be material to the Company’s financial results, operations and cash flows. Additionally, to the extent the COVID-19 pandemic adversely affects the Company’s business operations, financial condition or operating results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
Risks Related to the Company’s Education Business
•    Changes in International Regulations and Travel Restrictions Have Materially Adversely Affected and Together with Changes in Sanctions Could Continue to Materially Adversely Affect International Student Enrollments and Kaplan’s Business.
Kaplan is subject to a wide range of laws and regulations relating to its international operations. These include domestic laws with extraterritorial reach, such as the U.S. Foreign Corrupt Practices Act, international laws, such as the U.K. Bribery Act, as well as the local regulatory regimes of the countries in which Kaplan operates. These laws and regulations change frequently. Failure to comply with these laws and regulations could result in significant penalties or the revocation of Kaplan’s authority to operate in the applicable jurisdiction, each of which could have a material adverse effect on Kaplan’s operating results.
In response to the COVID-19 pandemic, many governments have imposed student travel restrictions (applicable to exit and entry), made recommendations for their students to return home and closed physical campus locations, and many state and professional bodies have postponed or canceled examination dates related to state examinations and professional education programs, all of which have materially adversely affected Kaplan International’s operations and resulted in significant losses at Kaplan Languages Group. The emergence of new variants of COVID-19, and consequential changes to travel and study arrangements could further negatively affect Kaplan International and its operating results. Further changes to the regulatory environment, including changes to government policy or practice in oversight and enforcement, or other factors, including geopolitical instability, imposition or extension of international sanctions, a natural disaster or pandemic in either the students’ countries of origin or countries in which they desire to study, could continue to negatively affect Kaplan’s ability to attract and retain students and negatively affect Kaplan’s operating results. Additionally, increasingly, governments have begun imposing sales taxes on digital services, such as education, offered in their jurisdictions by foreign providers. Any significant changes to availability of government funding for education, visa policies or other administrative immigration requirements, or the tax environment, including changes to tax laws, policies and practices, in any one or more countries in which KI operates or makes its services available could negatively affect its operating results.
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
A substantial portion of KI’s revenue comes from programs that prepare international students to study and travel in English-speaking countries. In 2021, university preparation programs were principally delivered in Australia, Singapore and the U.K. KI’s ability to enroll students in these programs is directly dependent on its ability to comply with complex regulatory environments. For example, the impact of Brexit on KI over time will depend on the agreed terms of the U.K.’s withdrawal from the EU. Uncertainty over the impact and terms of Brexit trade deals may materially diminish interest in traveling to the U.K. for study. If the U.K. is no longer viewed as a favorable study destination, KI’s ability to recruit international students would be adversely impacted, which would materially adversely affect KI’s results of operations and cash flows.
Revised U.K. immigration rules became effective on January 1, 2021, as the Brexit transition was completed. Effective January 1, 2021, all international students, including EEA and Swiss students studying in the U.K. for more than six months, are included in the Student Route, unless they are undertaking an English language course under a Short-Term Study visa of up to 11 months. Free movement ceased between the EEA (together with Switzerland) and the U.K.; students from these countries entering the U.K. are now subject to the same U.K. immigration rules as students from outside the EEA and Switzerland. EEA and Swiss nationals commencing a higher education course in England from August 2021 will no longer qualify for home fee status or have access to financial support from Student Finance England. It is unclear how international student recruitment agents and prospective international students may view the U.K. as a study destination after the introduction of any new immigration requirements and the U.K.’s exit from the EU. The introduction of revised immigration rules has historically increased, and may continue to increase, KI’s operating costs in the U.K. The introduction of new visa and other administrative requirements for entry into the U.K., Brexit and the perception of the U.K. as a less favorable study destination may have a materially adverse impact on KI’s ability to recruit international students and KI’s results of operations and cash flows.
Changes to levels of direct and indirect government funding for international education programs would also materially affect the success of KI’s operations. For example, if access to student loans or other funding were to be lost for KI operations that admit students who are entitled to receive the benefit of this funding, Kaplan’s operating results could be materially adversely affected.
In January 2021, President Biden reversed a previously enacted ban on travel from certain counties to the U.S. and directed the State Department to restart visa processing for individuals from the affected countries. There have since been new, unrelated travel restrictions into the U.S. due to COVID-19, and those restrictions can be expected to continue changing. On September 25, 2020, the previous U.S. presidential administration proposed significant changes to the visa rules governing entry of non-immigrant academic students and exchange visitors. In July 2021, the Biden administration formally withdrew the notice of proposed rulemaking regarding these changes. Nevertheless, negative perceptions regarding travel to the U.S. could continue to have a significant negative impact on KI’s ability to recruit international students, and Kaplan’s business could be adversely and materially affected. In 2018, the Australian government introduced legislation that requires higher-level education standards, a compulsory national exam and increased continuing professional development requirements for all financial advisers in Australia. It had been expected that the new requirements could result in financial advisers leaving the industry, which would have resulted in a loss of those existing students for Kaplan Professional Australia. Although advisers did leave the industry, the market leading position of Kaplan Professional meant that its student numbers actually increased. In 2021, the numbers of advisers pursuing compulsory education upgrades slowed as advisers focused on completing the national exam requirement before a year-end deadline. As predicted, there has been a loss of existing advisers as a result of their unwillingness to meet the new standards. Although Kaplan Professional was able to increase its market share due, in part, to the increased annual continuing education development requirements, the legislation has had a negative impact on results of operations.

•    Difficulties of Managing Foreign Operations and Failure to Comply with Foreign Regulatory Requirements Have Negatively Impacted and Could Continue to Negatively Affect Kaplan’s Business.
Kaplan has operations and investments in a growing number of foreign countries and regions, including Australia, Canada, the People’s Republic of China, Colombia, France, Germany, Hong Kong, India, Ireland, Japan, Myanmar (in which operations are in the process of being closed), New Zealand, Nigeria, Saudi Arabia, Singapore, the U.K. and the United Arab Emirates. Operating in foreign countries and regions presents a number of inherent risks, including the difficulties of complying with unfamiliar laws and regulations, effectively managing and staffing foreign operations, successfully navigating local customs and practices, preparing for potential political and economic instability and adapting to currency exchange rate fluctuations. Failure to effectively manage these risks could have a material adverse effect on Kaplan’s operating results.
In June 2021, the Committee for Private Education (CPE) in Singapore instructed Kaplan Singapore to cease new enrollments for three marketing diploma programs on both a full and part-time basis due to noncompliance with minimum entry level requirements for admission and to teach out existing students in these programs. On August 23, 2021, the CPE issued the same instructions with respect to the Kaplan Foundation diploma and four information technology diploma programs on both a full and part-time basis. In November 2021, the CPE issued the same instructions with respect to a further 23 full-time or part-time diploma programs. Post regulatory action, Kaplan Singapore is currently still able to offer 449 programs that are registered with the CPE, out of which there are 16 diploma programs, 361 bachelors programs, with the balance comprising certificate and postgraduate courses. Kaplan Singapore will apply for re-registration of diploma programs in 2022. The impact from regulatory actions by the CPE will have a significant adverse impact on Kaplan Singapore’s revenues, operating results and cash flows in the future. No assurance can be given that applications for re-registration of the impacted programs will be successful. An inability to re-register one or more impacted programs could have a further material adverse effect on Kaplan Singapore’s revenues, operating results and cash flows.
•    Changes in U.K. Tax Laws Could Have a Material Adverse Effect on Kaplan International.
The UK Pathways Colleges located in England were required to register with the Office for Students (OfS) to ensure they could continue operating as English higher education providers. The UK Pathways Colleges (excluding Glasgow and York) were entered on the OfS register of approved providers with Approved Fee Cap Status in August 2020. These colleges now operate under the regulatory oversight of the OfS. Colleges registered with the OfS under Approved Fee Cap status do not charge students Value Added Tax (VAT) on tuition fees based on a statutory exemption available to Approved Fee Cap providers. The York College forms part of the University of York’s Approved Fee Cap registration. If KI Pathways were to lose its Approved Fee Cap status with the OfS, KI Pathways Colleges’ financial results may be materially adversely impacted.
The Glasgow College is not currently included in the OfS registration as it is located in Scotland. Under a different statutory VAT exemption, bodies which qualify for VAT purposes as “colleges of a university” are able to exempt their tuition fees from VAT, and UK Pathways Glasgow College applies this status. In 2019; a tax case was determined by the U.K. Supreme Court on the meaning of “college of a university.” The U.K. Supreme Court decided the case in the college’s favor. The result was more favorable to private providers working in collaboration with a university. The U.K. Supreme Court emphasized five principal tests for a private provider to meet, for it to be sufficiently integrated with a university, to qualify as a “college of a university” even if it does not have a constitutional link to the university. Although the focus on these five tests has now been incorporated into official Her Majesty's Revenue and Customs (HMRC) guidance, it is not yet clear how HMRC will apply the Supreme Court judgment and the five key tests in practice. If the HMRC’s application of the Supreme Court judgment and the five key tests deems Glasgow International College not to constitute a “college of a university” and not entitled to a VAT exemption, KI Pathways Colleges’ financial results may be materially adversely impacted if they are not able to meet any new requirements.
Following the departure of the U.K. from the EU on December 31, 2020, the U.K. may further develop its VAT rules in this complex area separate from the EU rules. Kaplan is closely monitoring this area.
•    Failure to Comply with Statutory and Regulatory Requirements as a Third-Party Servicer to Title IV Participating Institutions Could Result in Monetary Liabilities or Subject Kaplan to Other Material Adverse Consequences.
KNA provides services to Purdue Global, Purdue University and other Title IV participating institutions. KNA also provides financial aid services to Purdue Global, and as such, KNA meets the definition of a “third-party servicer” for Purdue Global contained in Title IV regulations. As a result, KNA is subject to applicable statutory provisions of Title IV and ED regulations that, among other things, require Kaplan to be jointly and severally liable with its Title IV participating client institution(s) to the ED for any violation by such client institution(s) of any Title IV statute or ED regulation or requirement. Separately, if KNA provides financial aid services to more than one Title IV participating institution, it will be required to arrange for an independent auditor to conduct an annual Title IV audit of KNA’s compliance with applicable ED requirements. KNA is also subject to other federal and state laws, including federal and state consumer protection laws and rules prohibiting unfair or deceptive marketing practices; data privacy, data protection and information security requirements established by federal, state and foreign governments, including, for example, the Federal Trade Commission; and applicable provisions of the Family Educational Rights and Privacy Act regarding the privacy of student records.
Failure to comply with these and other federal and state laws and regulations could result in adverse consequences, including, for example:
•The imposition on Kaplan of fines, other sanctions or liabilities, including repayment obligations for Title IV funds to the ED or the termination or limitation of Kaplan’s eligibility to provide services as a third-party servicer to any Title IV participating institution if KNA fails to comply with statutory or regulatory requirements applicable to such service providers;
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
•    Failure to Comply with the ED’s Title IV Incentive Compensation Rule Could Subject Kaplan to Liabilities, Sanctions and Fines.
Under the ED’s incentive compensation rule, an institution participating in Title IV programs may not provide any commission, bonus or other incentive payment to any person or entity engaged in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV funds if such payment is based directly or indirectly on success in securing enrollments or financial aid. KNA is a third party providing bundled services to Title IV participating institutions, including recruiting and, in the case of Purdue Global, financial aid services. As such, KNA is also subject to the incentive compensation rule and cannot provide any commission, bonus or other incentive payment to any covered employees, subcontractors or other parties engaged in certain student recruiting, admission or financial aid activities based on success in securing enrollments or financial aid. In addition, Purdue Global’s payments to KNA under the TOSA (as well as any other agreement with any Title IV participating institution) must comply with revenue sharing guidance provided by the ED related to bundled services agreements. In 2011 guidance, the ED provided that in certain arrangements with Title IV participating institutions where student recruiting services are “bundled” with other non-recruiting services, revenue sharing may be allowable despite the incentive compensation rule’s general prohibition on such revenue sharing with entities or individuals that provide recruiting services. Because this guidance is not codified in any rule or law, but is instead an ED opinion on the applicability of the incentive compensation rule, such guidance can be revoked at any time and without notice. Some lawmakers and states, such as California, have publicly called for the revocation of this guidance or sought to introduce federal and state legislation seeking to prevent any such revenue sharing. The change of control of the executive branch and Congress in 2021 could increase the likelihood of changes to this guidance and to the incentive compensation rule. As previously described, the TOSA revenue sharing fee provisions are defined as deferred purchase price payments rather than payments for services. KNA’s services are paid for as a percentage of KNA’s costs of delivering those services to Purdue Global. KNA cannot predict how the ED or a federal court will interpret, revise or enforce all aspects of the incentive compensation rule or the bundled service revenue sharing guidance in the future or how they would be applied to the TOSA or any of KNA’s agreements by the ED or in any litigation. Any revisions or changes in interpretation or enforcement could require KNA and its client institutions to change their practices or renegotiate the tuition revenue sharing payment terms of KNA’s agreements with such client institutions and could have a material adverse effect on Kaplan’s business and results of operations. Additionally, failure to comply with the incentive compensation rule could result in litigation or enforcement actions against KNA or its clients and could result in liabilities, fines or other sanctions against KNA or its clients, which could have a material adverse effect on Kaplan’s business and results of operations.

•    Failure to Comply with the ED’s Title IV Misrepresentation Regulations Could Subject Kaplan to Liabilities, Sanctions and Fines.
A Title IV participating institution is required to comply with the ED regulations related to misrepresentations and with related federal and state laws. These laws and regulations are broad in scope and may extend to statements by servicers, such as KNA, that provide marketing or certain other services to such institutions. These laws and regulations may also apply to KNA’s employees and agents, with respect to statements addressing the nature of an institution’s programs, financial charges or the employability of its graduates. KNA provides certain marketing and other services to Title IV participating institutions. The failure to comply with these or other federal and state laws and regulations regarding misrepresentation and marketing practices could result in the imposition on KNA or its client institutions of fines, other sanctions or liabilities, including federal student aid repayment obligations to the ED, the termination or limitation of Kaplan’s eligibility to provide services as a third-party servicer to Title IV participating institutions, the termination or limitation of a client institution’s eligibility to participate in the Title IV programs, or legal action by students or other third parties. A violation of misrepresentation regulations or other federal or state laws and regulations applicable to the services KNA provides to its client institutions arising out of statements by KNA, its employees or agents could require KNA to pay the costs associated with indemnifying its client institutions from applicable losses resulting from the violation or could result in termination by such client institutions of their services agreements with KNA.
•    Compliance Reviews, Program Reviews, Audits and Investigations, Including in Connection with Borrower Defense to Repayment Claims, Could Result in Findings of Noncompliance with Statutory and Regulatory Requirements and Result in Liabilities, Sanctions and Fines.
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
On September 3, 2015, Kaplan sold substantially all of the assets of the former Kaplan Higher Education Campuses (KHE Campuses). As part of the transaction, similar to the transfer of KU, Kaplan retained liability for the pre-sale conduct of the KHE schools. Although Kaplan no longer owns KU or the former KHE Campuses, Kaplan may be liable to the current owners of KU and the former KHE Campuses, for the pre-sale conduct of the schools, and the pre-sale conduct of the schools has been and could be the subject of future compliance reviews, regulatory proceedings or lawsuits that could result in monetary liabilities or fines or other sanctions.
On May 6, 2021, Kaplan received a notice from the ED that it would be conducting a fact-finding process pursuant to the borrower defense to repayment regulations to determine the validity of more than 800 borrower defense to repayment claims and a request for documents related to several of Kaplan’s previously owned schools. Beginning in July 2021, Kaplan started receiving the claims and related information requests. In total, Kaplan received 1,449 borrower defense applications that seek discharge of approximately $35 million in loans. Most claims received are from former KU students. The ED’s process for adjudicating these claims is subject to the borrower defense regulations but it is not clear to what extent the ED will exclude claims based on the underlying statutes of limitations, evidence provided by Kaplan, or any prior investigation related to schools attended by the student applicants. Kaplan believes it has defenses that would bar any student discharge or school liability including that the claims are barred by the applicable statute of limitations, unproven, incomplete and fail to meet regulatory filing requirements. Kaplan expects to vigorously defend any attempt by the ED to hold Kaplan liable for any ultimate student discharges and is responding to all claims with documentary and narrative evidence to refute the allegations, demonstrate their lack of merit, and support the denial of all such claims by the ED. If the claims are successful, the ED may seek reimbursement for the amount discharged from Kaplan. If the ED initiates a reimbursement action against Kaplan following approval of former students’ borrower defense to repayment applications, Kaplan may be subject to significant liability.
•    Noncompliance with Regulations by KNA’s Client Institutions May Adversely Impact Kaplan’s Results of Operations.
KNA currently provides services to higher education institutions that are heavily regulated by federal and state laws and regulations and by accrediting bodies. Currently, a substantial portion of KNA’s revenue is attributable to service fees and deferred purchase price payments it receives under its agreement with Purdue Global, which are dependent upon revenue generated by Purdue Global and upon Purdue Global’s eligibility to participate in the Title

IV federal student aid program. To maintain Title IV eligibility, Purdue Global and KNA’s other client institutions must be certified by the ED as eligible institutions, maintain authorizations by applicable state education agencies and be accredited by an accrediting commission recognized by the ED. Purdue Global and KNA’s other client institutions must also comply with the extensive statutory and regulatory requirements of the Higher Education Act and other state and federal laws and accrediting standards relating to their financial aid management, educational programs, financial strength, disbursement and return of Title IV funds, facilities, recruiting practices, representations made by the school and other parties, and various other matters. Additionally, Purdue Global and other client institutions are subject to laws and regulations that, among other things, limit student default rates on the repayment of Title IV loans; permit borrower defenses to repayment of Title IV loans based on certain conduct of the institution; establish specific measures of financial responsibility and administrative capability; regulate the addition of new campuses and programs and other institutional changes; require compliance with state professional licensure board requirements to the extent applicable to institutional programs; and require state authorization and institutional and programmatic accreditation. In addition, the Coronavirus Aid, Relief, and Economic Security (CARES) Act, the Consolidated Appropriations Act of 2021, and subsequent guidance from the ED have created changes in the administration of federal financial assistance programs, the interpretation of which may not yet be fully understood.
If the ED finds that Purdue Global or any other KNA client institution has failed to comply with Title IV requirements or improperly disbursed or retained Title IV program funds, it may take one or more of a number of actions, including fining the school, requiring the school to repay Title IV program funds, limiting or terminating the school’s eligibility to participate in Title IV programs, initiating an emergency action to suspend the school’s participation in the Title IV programs without prior notice or opportunity for a hearing, transferring the school to a method of Title IV payment that would adversely affect the timing of the institution’s receipt of Title IV funds, requiring the school to submit a letter of credit, denying or refusing to consider the school’s application for renewal of its certification to participate in the Title IV programs or for approval to add a new campus or educational program and referring the matter for possible civil or criminal investigation. There can be no assurance that the ED will not take any of these or other actions in the future, whether as a result of lawsuits, program reviews or otherwise. In addition, on October 15, 2021, Purdue Global received from the ED a new PPPA granting provisional certification until June 30, 2022. Under this PPPA, Purdue Global must apply for and receive approval for expansion or any substantial change before it may award, disburse or distribute Title IV funds based on the substantial change. Substantial changes generally include, but are not limited to: (a) establishment of an additional location; (b) increase in the level of academic offering beyond those listed in the institution's Eligibility and Certification Approval Report (ECAR); (c) addition of any educational program (including degree, non-degree or short-term training programs), or (d) the addition of any new degree program. In addition, the institution must pay any liabilities found in a currently open program review prior to the expiration of the PPPA. The provisional certification ends upon the ED's notification to the institution of the ED's decision to grant or deny a six-year certification to participate in the Title IV, HEA programs. If Purdue Global or another KNA client institution loses or has limits placed on its Title IV eligibility, accreditation or state licensure, or if Purdue Global or another KNA client institution is subject to fines, repayment obligations or other adverse actions owing to its or Kaplan’s noncompliance with Title IV regulations, accreditor or state agency requirements, or other state or federal laws, Kaplan’s financial results of operations could be adversely affected. Additionally, as a prior owner of Title IV institutions, KNA may retain certain liability for student loans related to the current BDTR applications described above or future similar applications.
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
•    Kaplan May Fail to Realize the Anticipated Benefits of the Purdue Global Transaction.
Kaplan’s ability to realize the anticipated benefits of the Purdue Global transaction will depend, in part, on its ability to successfully and efficiently provide services to Purdue Global. Achieving the anticipated benefits is subject to a number of uncertainties, including whether the services can be provided in the manner and at the cost Kaplan anticipated and whether Purdue Global is able to realize anticipated student enrollment levels. If Kaplan is unable to effectively execute its post-transaction strategy, it may take longer than anticipated to achieve the benefits of the transaction or it may not realize those benefits at all. In 2022 Purdue Global began working with KNA to provide certain human resources, finance and accounting, facility management, and communications services itself, in-house.
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
The laws, regulations and other requirements applicable to KNA or any KNA client institutions are subject to change and to interpretation. Regulatory activity in 2022 may include possible restrictions on revenue sharing arrangements with universities, as discussed above, which could impact KNA Higher Education managed service provider contracts with Purdue, Purdue Global, Wake Forest and other client institutions. Additional regulatory, policy or legal changes could include imposing outcome metrics on universities, a form of free community college, changes to the financial aid system, and the reinstatement of broader borrower defenses to loan repayment. In addition, a Negotiated Rulemaking began in October 2021 that covered, in part, rules related to the borrower defense to repayment adjudication process and recovery from institutions, closed school loan discharges, disability loan discharges, public loan forgiveness, income driven repayment plans and arbitration agreements. As part of this current Rulemaking, in a session that began in January 2022, the ED also proposed a change to the Title IV definition of “Nonprofit” institution to generally exclude from that definition any institution that is an obligor on a debt owed to a former owner of the institution or maintains a revenue-based service agreement with a former owner of the institution. Such regulatory changes as well as those described above could subject Purdue Global to additional regulatory requirements. Any resulting new rules or changes to existing rules are not likely to be effective until July 1, 2023. In addition, there are other factors related to Purdue Global’s and other client institutions’ compliance with federal, state and accrediting agency requirements—many of which are largely outside of Kaplan’s control—that could have a material adverse effect on Purdue Global’s and other client institutions’ revenues and, in turn, on Kaplan’s operating results, including, for example:
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
Legislative and regulatory change: Congress periodically revises the Higher Education Act and other laws and enacts new laws governing the Title IV programs and annually determines the funding level for each Title IV program and may make changes in the laws at any time. The ED and other federal and state agencies also may issue new regulations and guidance or change their interpretation of regulations at any time. For example, on September 23, 2019, the ED released new final regulations affecting the ability of student borrowers to obtain discharges of their obligations to repay certain Title IV loans that were first disbursed on or after July 1, 2020, and loans disbursed between July 2017 and July 1, 2020. The new regulations, among other things, expand the ability of borrowers to obtain loan discharges based on substantial misrepresentations. Application of these regulations to Purdue Global or other client institutions could materially affect revenue and result in liabilities to the ED. In addition, application of these regulations to KNA for loans disbursed between July 1, 2017, and March 22, 2018, the close of the Purdue Global transaction, could materially affect Kaplan’s revenues. Additionally, changes to the ability of students to discharge loans owing to prior school closures could impose liability on Kaplan for loans made to students at institutions previously owned by Kaplan and closed during Kaplan’s ownership. ED also published final regulations on September 2, 2020, regarding distance education and various other matters. Any action by Congress or the ED that significantly reduces funding for Title IV programs or the ability of Purdue Global or other client institutions to receive funding through these programs could reduce Purdue Global’s or other client institutions’ enrollments and tuition revenues and, in turn, the revenues KNA receives under the TOSA or other agreements. Any action by Congress or the ED that impacts the ability of Purdue Global to contract with KNA to receive a share of revenue as deferred payment for the sale of KU or the ability of KNA to contract with any client institution to provide bundled services in exchange for a share of tuition revenue could require KNA to modify the TOSA, other agreements or its practices and could impact the revenues KNA may receive under such agreements. Congress, the ED and other federal and state regulators may create new laws or take actions that may require Purdue Global, other client institutions or KNA to modify practices in ways that could have a material adverse effect on Kaplan’s business and results of operations.
Increased regulatory scrutiny of postsecondary education and service providers: The increased scrutiny of online schools that offer programs similar to those offered by Purdue Global or other client institutions and of service providers that provide services similar to Kaplan’s has resulted, and may continue to result, in additional enforcement actions, investigations and lawsuits by the ED, other federal agencies, Congress, state Attorneys General and state licensing agencies. Recent enforcement actions have resulted in substantial liabilities, restrictions and sanctions and in some cases have led to the loss of Title IV eligibility and closure of institutions. The change of control of the executive branch and Congress in 2021 could increase the amount of regulation and scrutiny of service companies like Kaplan and online schools like Kaplan’s client institutions. This increased activity and other current and future activity may result in further legislation, rulemaking and other governmental actions affecting the amount of student financial assistance for which Purdue Global’s or other client institutions’ students are eligible, or Kaplan’s participation in Title IV programs as a third-party servicer to Purdue Global or such other client institutions. In addition, increased scrutiny and legislative proposals restricting the ability of entities like KNA that provide certain admissions related services to Title IV participating institutions under revenue sharing arrangements could impact KNA agreements. Such scrutiny could result in requests to Kaplan for information or negative publicity that could adversely affect KNA and its client institutions.
•    Changes in the Extent to Which Standardized Tests Are Used in the Admissions Process by Colleges or Graduate Schools and Increased Competition Could Reduce Demand for KNA Supplemental Education Test Preparation Offerings.
KNA Supplemental Education Exam Preparation provides courses that prepare students for a broad range of admissions examinations that are considered by colleges and graduate schools. Historically, colleges and graduate schools have required standardized tests as part of the admissions process. As a result of the COVID-19 pandemic, a number of colleges and graduate schools have waived standardized tests as part of the admissions process for the upcoming academic year or longer. These changes have had a negative impact on KNA’s results of operations for the test preparation products. In addition, there had already been some movement away from the historical reliance on standardized admissions tests among certain colleges, which have phased out admissions tests, are in the process of phasing out admissions tests or have adopted “test-optional” admissions policies. Moreover, as a part of a settlement in a lawsuit brought by students in 2019, a large public university will no longer use the SAT and ACT for admissions or scholarship decisions for its system of 10 schools. Any significant reduction in the use of standardized tests in the college or graduate school admissions processes could have an adverse effect on Kaplan’s operating results.
Additionally, KNA faces increased competition from competitors offering lower-cost or free test prep products that may be used by students to piece together alternatives to traditional comprehensive test prep programs. Kaplan’s operating results may be adversely affected if student demand for KNA’s traditional comprehensive programs shifts to KNA’s lower-cost, standalone offerings, or if competitors offer lower-cost, standalone offerings or free test prep products that are more attractive to students than KNA’s products.
•    Postponement and Cancellation of Examinations and Changes in the Extent to Which Licensing and Proficiency Examinations Are Used to Qualify Individuals to Pursue Certain Careers Could Reduce Demand for Kaplan’s Offerings.
A material portion of KNA’s and KI’s revenue comes from preparing individuals for licensing or technical proficiency examinations in various fields. Any significant relaxation or elimination of licensing or technical proficiency requirements in those fields served by KNA’s and KI’s businesses could negatively affect Kaplan’s operating results. As a result of the COVID-19 pandemic, a number of professional certification examinations have been cancelled or permanently altered. While the impact of these changes on Kaplan’s operations improved in 2021 relative to 2020, further changes and impacts on student timing due to the pandemic may impact Kaplan’s results.
•    Liability under Real Estate Lease Guarantees for Certain Real Estate Leases that were Assigned to Education Corporation of America Could Have a Material Adverse Effect on the Company’s Results.
On September 3, 2015, Kaplan sold to ECA substantially all of the assets of the KHE Campuses. The transaction included the transfer of certain real estate leases that were guaranteed or purportedly guaranteed by Kaplan. ECA is currently in receivership, has terminated all of its higher-education operations and has sold most, if not all, of its remaining assets (including New England College of Business). Additionally, the receiver has repudiated all of ECA’s real estate leases. Although ECA is required to indemnify Kaplan for any amounts Kaplan must pay due to ECA’s failure to fulfill its obligations under the real estate leases guaranteed by Kaplan, ECA’s current financial condition and the amount of secured and unsecured creditor claims outstanding against ECA make it unlikely that Kaplan will recover from ECA. If Kaplan is not successful in mitigating these liabilities, the Company’s results could be materially adversely impacted. In the second half of 2018, the Company recorded an estimated $17.5 million in losses on guarantor lease obligations in connection with this transaction in other non-operating expense. The Company recorded an additional estimated $1.1 million in non-operating expense in 2019 and $1 million in non-operating expense in 2020, and $1.1 million in non-operating expense in 2021, in each case consisting of legal fees and lease costs. The Company continues to monitor the status of these obligations.
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

•    Transition to New Technical Standards for Broadcast Television Stations May Alter the Competitive Environment in the Company’s Stations’ Markets or Cause the Company to Incur Increased Costs.
The Company cannot predict how the market will react to the new broadcast television station technical standard, ATSC 3.0, as the period for voluntary transition to the new standard has only recently begun, and some of the market rollouts originally planned for 2020 or 2021 have been delayed by the COVID-19 pandemic. Equipment manufacturers began releasing certain TV set models with built-in ATSC 3.0-capable receivers in 2020, but ATSC 3.0-capable consumer devices are not yet widely available in the U.S. As part of the voluntary transition, many station groups are beginning to test ATSC 3.0 streams. Notably, there is a large consortium led by Pearl TV (of which GMG is a member) that has been leading test trials in the Phoenix, Detroit, Portland and other markets. ATSC 3.0 streams are now available in more than 40 markets across the country. Competing stations that transition to ATSC 3.0 may increase competition for the Company’s stations and/or create competitive pressure for the Company’s stations to launch ATSC 3.0 streams. As noted above, GMG stations’ WDIV-TV, WKMG-TV and KPRC-TV have begun broadcasting ATSC 3.0 streams over the course of 2020 and 2021. The transition to ATSC 3.0 may cause the Company to incur substantial costs over time. More generally, the deployment of ATSC 3.0 may have other material effects on the Company’s media businesses that cannot now be reliably predicted and that may have a material adverse effect on the Company’s operating results.
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
The Company’s operations are subject to extensive federal, state and local laws and regulations relating to the environment, as well as health and workplace safety, including those set forth by the OSHA, the Environmental Protection Agency (EPA) and state and local regulatory authorities in the U.S. Such laws and regulations affect operations and require compliance with various environmental registrations, licenses, permits, inspections and other approvals. The Company incurs substantial costs to comply with these regulations, and any failure to comply may expose the Company to civil, criminal and administrative fees, fines, penalties and interruptions in operations that could have a material adverse impact on the Company’s results of operations, financial position or cash flows.
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
•     Failure to Recruit and Retain Production Staff Needed to Meet Customer Demand Could Have a Material Adverse Effect on the Company’s Manufacturing Businesses.
The Company’s manufacturing operations are experiencing a highly competitive market for production labor that may limit its ability to meet customer demand. If staffing cannot be hired at a cost-efficient wage rate relative to product pricing, volume will be impacted. In addition, COVID-19 absenteeism and potential vaccine mandates announced in jurisdictions in which the Company’s manufacturing businesses operate, will result in employee attrition and difficulty in meeting labor needs. Both factors impacting labor availability could have an adverse effect on future revenues and costs, which could be material.

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
Managed-care organizations, hospitals, physician practices and other third-party payers continue to consolidate in response to the evolving regulatory environment, thereby enhancing their ability to influence the delivery of healthcare services and decreasing the number of organizations serving patients. This consolidation could adversely impact GHG’s businesses if they are unable to maintain their ability to participate in established networks. In addition, CSI Pharmacy and Weiss Medical both face risks from manufacturer supply shortages, competitive vertical integration and pricing power, and government intervention on drug pricing.
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
•Continued Nursing Staffing Shortages Could Adversely Affect the Growth of the Company’s Healthcare Businesses.
The country’s severe shortage of nurses could adversely affect GHG’s ability to meet customer demand and may impact its ability to take on new business. In addition, competition to attract new nurses necessitates offering increased wages and benefits, which increases costs.
Risks Related to the Company’s Automotive Businesses
•Termination or Non-renewal of a Dealership Agreement by an Automobile Manufacturer and Limitations on the Company’s Ability to Acquire Additional Dealerships Could Adversely Affect the Company’s Automotive Business and Results of Operations.
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
•Changes Affecting Automobile Manufacturers Could Adversely Affect the Company’s Automotive Business.
The Company’s dealerships are dependent on the products and services offered by the brand of automobiles that its dealerships sell. The ability of the Company’s dealerships to sell and service these brands may be adversely affected by negative conditions faced by manufacturers such as negative changes to a manufacturer’s financial condition, negative publicity concerning a manufacturer or vehicle model, declines in consumer demand or brand preferences, changes in consumer preferences driven by fuel price volatility, disruptions in production and delivery, including those caused by natural disasters or labor strikes, new laws or regulations, including more stringent fuel economy and greenhouse gas emission standards, and technological innovations in ride-sharing, electric vehicles and autonomous driving. The ability of the Company’s dealerships to align with manufacturers and adapt to evolving consumer demand for electric vehicles could adversely affect new and used vehicle sales volumes, parts and service revenue and results of operations.
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
•Changes in Environmental Regulations Governing the Operations of the Automotive Business Could Result in Increased Costs.
The Company is subject to a wide range of environmental laws and regulations, including those governing discharges into the air and water, the operation and removal of above-ground and underground storage tanks, the use, handling, storage and disposal of hazardous substances and other materials, and the investigation and remediation of environmental contamination at facilities that are owned or operated. The business involves the generation, use, handling and contracting for recycling or disposal of hazardous or toxic substances or wastes, including environmentally sensitive materials such as motor oil, filters, transmission fluid, antifreeze, refrigerant, batteries, solvents, lubricants, tires and fuel. The Company has incurred, and will continue to incur, capital and operating expenditures and other costs in complying with such laws and regulations and changes to such regulations could result in increased costs.
•Changes in Economic Conditions and Vehicle Inventories Are Difficult to Predict and May Adversely Impact the Results of Operations of the Company’s Dealerships.
Sales of new and used vehicles are cyclical. Historically there have been periods of downturns characterized by weak demand due to general economic conditions, excess supplies, consumer confidence, discretionary income and credit availability. Recently, supply shortages have led to a period of higher average new and used selling prices as a result of strong consumer demand and inventory shortages related to supply chain disruptions and production delays at vehicle manufacturers. These conditions may deteriorate in the future. Changes in these conditions could materially adversely impact sales and related margins of new and used vehicles, parts and repair and maintenance services.
Risks Related to the Company’s Other Businesses
•If Leaf is Unable to Successfully Drive Traffic to its Marketplaces and Media Properties and Expand its Customer Base for its Marketplaces, its Business and Results of Operations Would be Adversely Affected.
In order for Leaf’s businesses to grow, Leaf must attract new visitors and customers to its marketplaces and media properties and retain its existing visitors and customers. Leaf’s success in attracting traffic to its media properties and converting these visitors into repeat users depends, in part, upon Leaf’s ability to identify, create and distribute high-quality and reliable content through engaging products and Leaf’s ability to meet rapidly changing consumer demand. Leaf may not be able to identify and create the desired content or produce an engaging user experience in a cost-effective or timely manner, if at all. Leaf depends on search engines, primarily Google, to direct a significant amount of traffic to its media properties, and Leaf utilizes search engine optimization efforts to help generate search referral traffic to its media properties. If Leaf is unable to successfully modify its search engine optimization practices in response to changes regularly implemented by search engine algorithms and in search query trends, or if Leaf is unable to generate increased or diversified traffic from other sources such as social media, email, direct navigation and online marketing activities, Leaf could experience substantial declines in traffic to its media properties and to its partners’ media properties, which would adversely impact Leaf’s business and results of operations. One of the key factors to growing the marketplace platforms for Society6 Group and Saatchi Art Group is expanding their new and repeat customer base. Their ability to attract new customers, some of whom may already purchase similar products from competitors, depends in part on Leaf’s ability to successfully drive traffic to Leaf’s marketplaces using social media platforms, email marketing campaigns and promotions, paid referrals and search engines.
•If Leaf is Unable to Effectively Distribute its Media Content on Social Media Platforms or Effectively Optimize its Mobile Solutions in Order to Improve User Experience or Comply with Requirements of Leaf’s Advertising Partners, Leaf’s Business and Results of Operation Could Be Negatively Impacted.
The number of people who access the internet through mobile devices such as smartphones and tablets, rather than through desktop or laptop computers, has increased substantially in recent years. Additionally, individuals are increasingly consuming publisher content through social media platforms. If Leaf cannot effectively distribute its media content, products and services on these devices or through these platforms, Leaf could experience a decline in visits and traffic and a corresponding decline in revenue. The significant increase in consumption of Leaf’s media content on mobile devices and through social media platforms depresses revenue per one thousand visits, or RPVs. As a result of these factors, the increasing use of mobile devices and social media platforms to access Leaf’s content could negatively impact its business and results of operations.
Further, consumers are increasingly conducting online shopping on mobile devices, including smartphones and tablets, rather than on desktop or laptop computers. Although Leaf continually strives to improve the mobile experience for users accessing its marketplaces through mobile devices, the smaller screen size and reduced functionality associated with some mobile device interfaces may make the use of Leaf’s marketplace platforms more difficult or less appealing to its members. Historically, visits to Leaf’s marketplaces on mobile devices have not converted into purchases as often as visits made through desktop or laptop computers, and the average order value for mobile transactions has been lower than desktop transactions. If conversion rates and average order values for mobile transactions on Leaf’s marketplaces do not increase, the revenue and results of operations of Society6 Group and Saatchi Art Group may be adversely affected.
•Leaf’s Businesses Face Significant Competition, Which Leaf Expects Will Continue to Intensify, and Leaf May Not Be Able to Maintain or Improve its Competitive Position or Market Share.
Leaf’s Society6 Group and Saatchi Art Group businesses compete with a wide variety of online and brick-and-mortar companies selling comparable products. Leaf expects competition to continue to intensify given the low barrier of entry into online channels and the increase in conversion and competition between online and offline businesses. Leaf’s Media Group faces intense competition from a wide range of competitors. Leaf’s current principal competitors include online media properties, some of which have much larger audiences than Leaf, for online marketing budgets. Leaf also competes with companies and individuals that provide specialized consumer information online, including through enthusiast websites, message boards and blogs. Many of Leaf’s current and potential competitors enjoy substantial competitive advantages, such as greater brand recognition, greater technical capabilities, access to larger customer bases and, in some cases, the ability to combine their online marketing products with traditional offline media such as newspapers or magazines. These companies may use these advantages to offer similar products and services at a lower price, develop different products to compete with Leaf’s current offerings and respond more quickly and effectively than Leaf can to new or changing opportunities, technologies, standards or customer requirements. For example, if Google chose to compete more directly with Leaf as a publisher of similar content, Leaf may face the prospect of the loss of business or other adverse financial consequences due to Google’s significantly greater customer base, financial resources, distribution channels and patent portfolio.
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
The Company’s systems and the third-party systems on which it relies are subject to damage or interruption from a number of causes, including power outages; computer and telecommunications failures; computer viruses; security breaches; cyberattacks, including the use of ransomware; catastrophic events such as fires, floods, earthquakes, tornadoes and hurricanes; infectious disease outbreaks (such as COVID-19); acts of war or terrorism; and design or usage errors by our employees, contractors or third-party service providers. Although the Company and the third-party service providers seek to maintain their respective systems effectively and to successfully address the risk of compromise of the integrity, security and consistent operations of these systems, such efforts may not be successful. As a result, the Company or its service providers could experience errors, interruptions, delays or cessations of service in key portions of the Company’s information technology infrastructure, which could significantly disrupt its operations and be costly, time-consuming and resource-intensive to remedy. Any security breach or unauthorized access also could result in a misappropriation of the Company’s proprietary information or the proprietary information of the Company’s users, customers or partners, which could result in significant legal and financial exposure and damage to the Company’s reputation. If an actual or perceived breach of the Company’s security occurs, or if the Company’s consumer facing sites become the subject of external attacks that affect or disrupt service or availability, the market perception of the effectiveness of the Company’s security measures could be harmed and the Company could lose users, customers, advertisers or partners, all of which could have a material adverse effect on the Company’s business, financial condition and results of operations. Any security breach at a company providing services to the Company or the Company’s users, including third-party payment processors, could have similar effects and the Company may not be fully indemnified for the costs it may incur as a result of any such breach. To the extent that such vulnerabilities require remediation, such remedial measures could require significant resources and may not be implemented before such vulnerabilities are exploited. As the cybersecurity landscape evolves, the Company may also find it necessary to make significant further investments to protect data and infrastructure, including continuing to evaluate control changes and investments needed to support an increased remote workforce. Any of these events could have a material adverse effect on the Company’s businesses and results of operations. Sustained or repeated system failures or security breaches that interrupt the Company’s ability to process information in a timely manner or that result in a breach of proprietary or personal information could have a material adverse effect on the Company’s operations and reputation.
•    Failure to Comply with Privacy Laws or Regulations Could Have an Adverse Effect on the Company’s Businesses.
Various U.S. federal, state and international laws and regulations govern the collection, use, retention, sharing and security of consumer data. This area of the law is evolving, and interpretations of applicable laws and regulations differ. Legislative activity in the privacy area may result in new laws that are relevant to the Company’s operations, including restrictions on the collection, use and sharing of consumer data that could limit our ability to use the data for marketing or advertising, and could result in exposure to material liability. For example, general data privacy regulations adopted by the European Union known as the General Data Protection Regulation (GDPR), became effective in May 2018. These regulations require certain of the Company’s operations to meet extensive requirements regarding the handling of personal data, including its use, protection and transfer. In addition, the GDPR provides the legal right for persons whose data is stored to request access to or correction or deletion of their personal data, among other rights. Failure to meet the applicable requirements in the GDPR could result in fines of up to 4% of the Company’s annual global revenues. In addition to the GDPR in Europe, new privacy laws and regulations are rapidly developing elsewhere around the globe, including amendments to the scope, penalties and other provisions of existing data protection laws. Failure to comply with these international data protection laws and regulations could have a negative impact on the Company’s reputation and subject the Company to significant fines, penalties or other liabilities, all of which may increase the cost of operations, reduce customer growth, or otherwise harm the Company’s business.
The California Consumer Privacy Act of 2018 (CCPA), which became effective on January 1, 2020, provided a new private right of action for data breaches and requires companies that process personal information pertaining to California residents to make disclosures to consumers about their data collection, use and sharing practices and allows consumers to opt out of certain data sharing with third parties. The enforcement of the CCPA by the California Attorney General commenced on July 1, 2020. In November 2020, the California Privacy Rights Act (CPRA) was approved by California voters, and goes into effect on January 1, 2023. The CPRA includes new requirements that are not in the CCPA. In 2020, Virginia and Colorado passed similar laws that are effective January 1, 2023 and July 1, 2023, respectively. In addition, data privacy bills have been introduced in various U.S state legislatures, including, but not limited to Washington, New York and Florida. There are also bills that have been introduced at the U.S. federal level. The passage of any additional laws could result in further uncertainty and cause the Company to incur additional costs and expenses in order to comply. Compliance with the GDPR, the CCPA, the CPRA and other applicable international and U.S. privacy laws can be costly and time-consuming. If the Company fails to properly respond to security breaches of its or its third-party’s information technology systems or fails to properly respond to consumer requests under these laws, the Company could experience damage to its reputation, adverse publicity, loss of consumer confidence, reduced sales and profits, complications in executing the Company’s growth initiatives and regulatory and legal risk, including criminal penalties or civil liabilities.
Claims of failure to comply with the Company’s privacy policies or applicable laws or regulations could form the basis of governmental or private party actions against the Company and could result in significant penalties. Additionally, evolving concerns regarding data privacy may cause the Company’s customers and potential customers to resist providing the data necessary to allow the Company to deliver its solutions effectively. Even the perception that personal information is not satisfactorily protected or does not meet regulatory requirements could inhibit sales and any failure to comply with such laws and regulations could lead to significant fines, penalties or other liabilities. Such claims and actions could cause damage to the Company’s reputation and could have an adverse effect on the Company’s businesses.
Financial Risks
•    Failure to Successfully Integrate Acquired Businesses Could Negatively Affect the Company’s Business.
Acquisitions involve various inherent risks and uncertainties, including difficulties in efficiently integrating the service offerings, accounting and other administrative systems of an acquired business; the challenges of assimilating and retaining key personnel; the consequences of diverting the attention of senior management from existing operations; the possibility that an acquired business does not meet or exceed the financial projections that supported the purchase price; and the possible failure of the due diligence process to identify significant business risks or liabilities associated with the acquired business. In June 2021, the Company acquired Leaf, a diversified consumer internet company that builds creator-driven brands in lifestyle and home and art design categories. A failure to effectively manage growth and integrate acquired businesses such as Leaf could have a material adverse effect on the Company’s operating results.
•    Changes in Business Conditions Have Caused and May in the Future Cause Goodwill and Other Intangible Assets to Become Impaired.
Goodwill generally represents the purchase price paid in excess of the fair value of net tangible and intangible assets acquired in a business combination. Goodwill is not amortized and remains on the Company’s balance sheet indefinitely unless there is an impairment or a sale of a portion of the business. Goodwill is subject to an impairment test on an annual basis and when circumstances indicate that an impairment is more likely than not. Such circumstances include an adverse change in the business climate for one of the Company’s businesses or a decision to dispose of a business or a significant portion of a business. Each of the Company’s businesses faces uncertainty in its business environment due to a variety of factors, including challenges in operating environments created by the COVID-19 pandemic. In the first quarter of 2020, the Company recorded a goodwill and indefinite-lived intangible asset impairment charge at Clyde’s and an indefinite-lived intangible asset impairment charge at the auto dealerships. In the third quarter of 2021, the Company recorded a goodwill impairment charge at Dekko. Additional COVID-19 disruptions could result in future adverse changes in projections for future operating results or other key assumptions, such as projected revenue, profit margin, capital expenditures or cash flows associated with fair value estimates and could lead to additional future impairments, which could be material. The Company may experience other unforeseen circumstances that adversely affect the value of the Company’s goodwill or intangible assets and trigger an evaluation of the amount of the recorded goodwill and intangible assets. There also exists a reasonable possibility that changes to the discounted cash-flow model used to perform the quantitative goodwill impairment review, including a decrease in the assumed projected cash flows or long-term growth rate, or an increase in the discount rate assumption, could result in an impairment charge. Future write-offs of goodwill or other intangible assets as a result of an impairment in the business could materially adversely affect the Company’s results of operations and financial condition.
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
The Company leases space for its corporate offices in Arlington, VA. The lease expires in 2024, subject to an option of the Company to extend.
Directly or through its subsidiaries, Kaplan owns a total of four commercial properties: a six-story building located at 131 West 56th Street in New York City, used by KNA as an education center primarily for medical students; an office condominium in Chapel Hill, NC, used by KNA; a three-story building in Berkeley, CA, used for classroom space by KNA and KI North America; and, in August 2021, MPW purchased a building in South Kensington, London intended for academic dormitory space. KI also entered into a 135-year lease of land in Liverpool, U.K. on which it completed the construction of college and dormitory space that opened in January 2020.
In the U.S., KNA leases space in Fort Lauderdale, FL, for corporate offices, data and call centers and employee-training facilities, which leases expire in 2024. In addition, KNA leases corporate offices in La Crosse, WI, under a lease expiring in 2023 and in Pittsburgh under a lease expiring in 2024. KNA has 18 smaller leases in the U.S. and also delivers classes at schools, colleges, hotels and other premises for which KNA is not a leaseholder. Kaplan, Inc. leases office space in Alpharetta, GA, pursuant to a lease that expires in 2024. The Kaplan Languages Group business maintains 14 leases for office and instructional space in the U.S.
Overseas, Dublin Business School’s facilities in Dublin, Ireland, are located in three buildings which are rented under leases expiring between 2028 and 2029. Kaplan Publishing has an office and distribution warehouse in Wokingham, Berkshire, U.K., under a lease expiring in 2027. Kaplan Financial’s largest leaseholds are office and instructional spaces in London, U.K., expiring in 2033, and two leases, expiring in 2030; office and instructional space in Birmingham, U.K., expiring in 2027; two locations in Manchester, U.K. comprising an office for central support services expiring in 2027, and office and instructional space expiring in 2027; office and instructional space in Singapore, comprising two separate leases and expiring between 2022 and 2023; and office and instructional space in Hong Kong expiring in 2025. Palace House in London, U.K., is primarily occupied by the KI Pathways business and KI corporate offices comprising several separate leases expiring in 2032. Kaplan has leases expiring in 2027 for education space in Nottingham, U.K. It also leases dormitory space as the main tenant of a student residential building in Nottingham, U.K. Kaplan has two separate leases in Glasgow, Scotland for dormitory space that was constructed and opened to students in 2012 which leases expire in 2032. Kaplan has further entered into a lease for a residential college in Bournemouth, England, and a lease in Brighton, U.K., for dormitory space which expires in 2040. In Australia, Kaplan leases one location in Melbourne, three locations in Sydney, one location in Brisbane, and three locations in Adelaide under leases expiring between 2022 through 2031.
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
Dekko owns four U.S. properties: manufacturing buildings in Garrett, IN and Avilla, IN; a manufacturing and warehouse space in Ardmore, AL; and a warehouse space in El Paso, TX. In addition, Dekko owns two buildings in Juarez, Mexico, one of which consists of manufacturing and office space and the other consists of manufacturing and office space. In the U.S., Dekko leases headquarters and innovation center space in Fort Wayne, IN, under a lease that expires in 2029; manufacturing and warehouse space in North Webster, IN, under a lease that expires in 2022; warehouse space in Kendallville, IN, under a lease that expires in 2022; manufacturing, warehouse and office space in Shelton, CT and in Fallston, NC, under leases that expire 2022-2024; and office space in Grand Rapids, MI, that expires in 2024.

Joyce/Dayton owns three properties: its corporate headquarters in Kettering, OH, and manufacturing facilities in Portland, IN, and Clayton, OH. It also leases a manufacturing facility in Newington, CT.
Forney leases corporate office space in Addison, TX under a lease that expires in 2024, and leases a distribution center in Laredo, TX, under a lease that expires in August 2022. Forney’s manufacturing facility in Monterrey, Mexico, is in a building that contains office and manufacturing space under a lease that expires in 2022. Forney also leases offices in Shanghai, China, under a lease that expires in December 2022.
The corporate office of GHG is located in leased office space in Troy, MI. GHG also leases a small office in Nashville, TN. GHG leases small office spaces in Mechanicsburg, PA; Williamsport, PA; Harrisburg, PA; Kingston, PA; Milford, PA; Stroudsburg, PA; New Castle, PA; Warrendale, PA; Shiloh, IL; Marion, IL; Glen Carbon, IL; Troy, MI; Grand Rapids, MI; Lansing, MI; Lapeer, MI; Zephyrhills, FL; Osprey; FL; Palmetto, FL; Downers Grove, IL; and Nashville, TN. In addition, GHG leases space for a hospice for nursing offices at Edward and Elmhurst hospitals in northern Illinois. GHG leases office space for Weiss Medical in Riverdale, NJ. GHG also has leased office space in Mars, PA, which expires in October 2022. GHG also owns property in Benton, IL.
Graham Automotive owns the Honda dealership space in Tysons Corner, VA. Graham Automotive leases space in Rockville, MD, for its Lexus dealership, Bethesda MD for its Jeep dealership, and Manassas, VA for its Ford dealership. These leases expire between 2036 to 2060, including renewal options.
Leaf leases office space in Santa Monica, California that serves as its corporate headquarters. The lease for its Santa Monica facility expires in July 2024. Leaf also leases additional facilities and purchase service memberships in Denver, Colorado, New York, New York and London, United Kingdom.
Clyde’s leases restaurant facilities in Maryland, Virginia and Washington, D.C., under non-cancellable lease agreements. The restaurant facilities average just over 15,000 square feet, ranging from 10,000 to 30,000 square feet. Renewal options are available on many of the leases for one or more periods of five to 10 years each. Final lease expiration dates range from 2022 to 2051.
Framebridge leases retail locations in Washington, D.C. (2), Bethesda, MD (1), Northern Virginia, VA (2), Chicago, IL (3), Brooklyn, NY (2), Atlanta, GA (2), Manhattan, NY (1), Boston suburb (1), Philadelphia suburb (1) and two manufacturing facilities in Richmond, KY and Moorestown, NJ.
Code3 leases office space in New York, NY; Los Angeles, CA; and Cleveland, OH.
The Slate Group leases office space in Brooklyn, NY, and Washington, D.C.
Item 3. Legal Proceedings.
Information with respect to legal proceedings may be found in Note 18, “Contingencies and other commitments - Litigation, Legal and Other Matters” to the consolidated financial statements in Part II of this Annual Report, which is incorporated herein by reference.
Item 4. Mine Safety Disclosures.
Not applicable.
PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information and Holders
The Company’s Class B Common Stock is traded on the New York Stock Exchange under the symbol “GHC.” The Company’s Class A Common Stock is not publicly traded.
At January 31, 2022, there were 27 holders of record of the Company’s Class A Common Stock and 339 holders of record of the Company’s Class B Common Stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the quarter ended December 31, 2021, the Company purchased shares of its Class B Common Stock as set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan*	Maximum Number of Shares That May Yet Be Purchased Under the Plan*
2021
October	12,730	$601.02	12,730	314,910
November	12,957	597.04	12,957	301,953
December	31,771	580.93	31,771	270,182
Total	57,458	$589.01	57,458
____________
*On September 10, 2020, the Company’s Board of Directors authorized the Company to purchase, on the open market or otherwise, up to 500,000 shares of its Class B Common Stock. There is no expiration date for this authorization. All purchases made during the quarter ended December 31, 2021, were open market transactions.
Performance Graph
The following graph is a comparison of the yearly percentage change in the Company’s cumulative total shareholder return with the cumulative total return of the Standard & Poor’s 500 Stock Index and a custom peer group index comprised of a composite group of education and television broadcasting companies. The Standard & Poor’s 500 Stock Index is comprised of 500 U.S. companies in the industrial, transportation, utilities and financial industries and is weighted by market capitalization. The custom peer group of composite companies includes Adtalem Global Education Inc., Chegg, Inc., The E.W. Scripps Company, Grand Canyon Education Inc., Nexstar Media Group Inc., Gray Television Inc., New Oriental Education & Technology Group Inc., Pearson plc and Tegna Inc. The graph reflects the investment of $100 on December 31, 2016, in the Company’s Class B Common Stock, the Standard & Poor’s 500 Stock Index and the custom peer group index of composite companies. For purposes of this graph, it has been assumed that dividends were reinvested on the date paid in the case of the Company, and on a quarterly basis in the case of the Standard & Poor’s 500 Index and the custom peer group index of composite companies.

December 31	2016	2017	2018	2019	2020	2021
Graham Holdings Company	100.00	110.05	127.41	128.13	108.51	129.40
S&P 500 Index	100.00	121.83	116.49	153.17	181.35	233.41
Composite Peer Group	100.00	140.02	131.41	173.42	229.65	116.07

Item 6. Reserved.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
See the information contained under the heading “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” which is included in this Annual Report on Form 10-K and listed in the index to financial information on page 49 hereof.
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
Equity Price Risk.  The Company has common stock investments in several publicly traded companies (as discussed in Note 4 to the Company’s Consolidated Financial Statements) that are subject to market price volatility. The fair value of these common stock investments totaled $810.0 million at December 31, 2021.
Interest Rate Risk.  The Company manages the risk associated with interest rate movements through the use of a combination of variable and fixed-rate debt.
At December 31, 2021, the Company had $400 million principal amount of 5.75% unsecured fixed-rate notes due June 1, 2026 (the Notes). At December 31, 2021, the aggregate fair value of the Notes, based upon quoted market prices, was $417.5 million. There were no earnings or liquidity risks associated with the Company’s Notes. The fair value of the Notes varies with fluctuations in market interest rates. A 100 basis point decrease in market interest rates would increase the fair value of the Notes by $9.5 million at December 31, 2021 using a yield to par call. A 100 basis point increase in market interest rates would decrease the fair value of the Notes by $9.3 million at December 31, 2021, using a yield to par call. The Company also had approximately $13 million of other fixed-rate debt, primarily relating to the healthcare business (as discussed in Note 11 to the Company’s Consolidated Financial Statements).
At December 31, 2021, the Company had approximately $290 million of variable-rate debt, including floor plan facility obligations. Approximately $24.6 million of this debt is hedged by an interest rate swap. The Company is subject to earnings and liquidity risks for changes in the interest rate on the unhedged portion of this debt. A 100 basis point increase in the applicable floating rates for the unhedged portions of our variable-rate debt would increase annual interest expense by approximately $2.6 million.
Foreign Exchange Rate Risk.  The Company is exposed to foreign exchange rate risk primarily at its Kaplan international operations, and the primary exposure relates to the exchange rate between the U.S. dollar and the British pound, the Australian dollar, and the Singapore dollar. In 2021, 2020 and 2019 the Company reported net foreign currency losses of $0.2 million, $2.2 million and $1.1 million, respectively.
If the values of the British pound, the Australian dollar, and the Singapore dollar relative to the U.S. dollar had been 10% lower than the values that prevailed during 2021, the Company’s pre-tax income for 2021 would have been approximately $13 million lower. Conversely, if such values had been 10% higher, the Company’s reported pre-tax income for 2021 would have been approximately $13 million higher.
Item 8. Financial Statements and Supplementary Data.
See the Company’s Consolidated Financial Statements at December 31, 2021, and for the periods then ended, together with the report of PricewaterhouseCoopers LLP thereon, which are included in this Annual Report on Form 10-K and listed in the index to financial information on page 49 hereof.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and the Company’s Chief Financial Officer (principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of December 31, 2021. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
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
The Company’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Management has concluded that as of December 31, 2021, the Company’s internal control over financial reporting was effective based on these criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information contained under the heading “Executive Officers” in Item 1 hereof and the information contained under the headings “Nominees for Election by Class A Shareholders,” “Nominees for Election by Class B Shareholders,” “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for the Company’s 2022 Annual Meeting of Stockholders is incorporated herein by reference thereto.
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
In addition to the certifications of the Company’s Chief Executive Officer and Chief Financial Officer filed as exhibits to this Annual Report on Form 10-K, on May 20, 2021, the Company’s Chief Executive Officer submitted to the New York Stock Exchange the annual certification regarding compliance with the NYSE’s corporate governance listing standards required by Section 303A.12(a) of the NYSE Listed Company Manual.
Item 11. Executive Compensation.
The information contained under the headings “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation” and “Compensation Committee Report” in the definitive Proxy Statement for the Company’s 2022 Annual Meeting of Stockholders is incorporated herein by reference thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information contained under the heading “Stock Holdings of Certain Beneficial Owners and Management” in the definitive Proxy Statement for the Company’s 2022 Annual Meeting of Stockholders is incorporated herein by reference thereto.
Item 13. Certain Relationships and Related Transactions and Director Independence.
The information contained under the headings “Transactions With Related Persons, Promoters and Certain Control Persons” and “Controlled Company” in the definitive Proxy Statement for the Company’s 2022 Annual Meeting of Stockholders is incorporated herein by reference thereto.
Item 14. Principal Accounting Fees and Services.
The information contained under the heading “Audit Committee Report” in the definitive Proxy Statement for the Company’s 2022 Annual Meeting of Stockholders is incorporated herein by reference thereto.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
The following documents are filed as part of this report:
1.     Financial Statements.  As listed in the index to financial information on page 49 hereof.
2.     Exhibits.  As listed in the index to exhibits on page 46 hereof.
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

4.3
Second Supplemental Indenture, dated as of January 6, 2022, among Graham Automotive LLC, a Delaware limited liability company, a subsidiary of Graham Holdings Company, a Delaware corporation, and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.4	Description of the Company’s Securities (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019).
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

10.2
First Amendment, dated as of November 23, 2021, to Amended and Restated Five Year Credit Agreement, dated as of May 30, 2018, among the Company, and the foreign borrowers from time to time party thereto, and certain of its domestic subsidiaries as guarantors, the several lenders from time to time party thereto, Wells Fargo Bank, National Association, as Administrative Agent and JPMorgan Chase Bank, N.A., as Syndication Agent.

10.3
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

10.4
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

10.5
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

Exhibit Number	Description

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

21	List of subsidiaries of the Company.
23	Consent of independent registered public accounting firm.
24	Power of Attorney dated February 15, 2022.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File, formatted in Inline XBRL and included as Exhibit 101
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2022.

GRAHAM HOLDINGS COMPANY
(Registrant)

By	/s/ Wallace R. Cooney
Wallace R. Cooney
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 25, 2022:

Timothy J. O’Shaughnessy	President, Chief Executive Officer (Principal Executive Officer) and Director
Wallace R. Cooney	Chief Financial Officer (Principal Financial Officer)
Marcel A. Snyman	Principal Accounting Officer
Donald E. Graham	Chairman of the Board
Tony Allen	Director
Christopher C. Davis	Director
Thomas S. Gayner	Director
Anne M. Mulcahy	Director
G. Richard Wagoner, Jr.	Director
Katharine Weymouth	Director

By	/s/ Wallace R. Cooney
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
This analysis should be read in conjunction with the Consolidated Financial Statements and the notes thereto. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Graham Holdings Company's 2020 Annual Report on Form 10-K for management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019.
OVERVIEW
Graham Holdings Company (the Company) is a diversified education and media company whose operations include educational services; television broadcasting; online, podcast, print and local TV news and other content; social-media advertising services; manufacturing; automotive dealerships; restaurants and entertainment venues; custom framing; home health and hospice care; and a consumer internet company. Education is the largest business, and through its subsidiary Kaplan, Inc., the Company provides extensive worldwide education services for individuals, schools and businesses. The Company’s second largest business is television broadcasting. In 2021, the Company completed an acquisition of a consumer internet company. The Company’s business units are diverse and subject to different trends and risks.
The Company’s education division is the largest operating division of the Company, accounting for 43% of the Company’s consolidated revenues in 2021. The Company has devoted significant resources and attention to this division for many years, given its geographic and product diversity; the investment opportunities and growth prospects during this time; and challenges related to government regulation. Kaplan is organized into the following three operating segments: Kaplan International, Kaplan Higher Education (KHE) and Supplemental Education.
Kaplan International reported revenue increases for 2021 due largely to growth at UK Professional and Pathways, partially offset by declines at Languages. Kaplan International operating results improved in 2021 due to a reduction in losses at Languages and improved results at Pathways and UK Professional.
KHE’s revenue grew in 2021, due to an increase in the Purdue University Global (Purdue Global) fee recorded and an increase in revenue from other higher education institutions. KHE recorded $34.8 million and $31.6 million in fees from Purdue Global in its Higher Education operating results in 2021 and 2020, respectively, based on an assessment of its collectability under the Transition and Operations Support Agreement (TOSA).
Supplemental Education revenues decreased in 2021 due to a decline in retail comprehensive test preparation demand and classroom-based course offerings, offset in part by growth in securities, insurance and real estate programs. Supplemental Education operating income improved in 2021 due to savings from restructuring activities implemented in 2020.
Kaplan made two acquisitions in 2021; two acquisitions in 2020; and one acquisition in 2019.
The Company’s television broadcasting division reported lower revenues and operating income in 2021, due to significant decreases in political advertising, partially offset by increased local and national advertising revenues, which were adversely impacted in 2020 by reduced demand related to the COVID-19 pandemic, increased retransmission revenues, and increased revenue from summer Olympics-related advertising revenue at the Company’s NBC affiliates. In recent years, the television broadcasting division has consistently generated significantly higher operating income amounts and operating income margins than the education division and other businesses.
The Company’s manufacturing division has provided meaningful operating cash flow over the last few years, despite reduced demand due to the COVID-19 pandemic at certain businesses. The Company’s healthcare business has grown substantially over the last few years due to internal growth and acquisitions, with a meaningful increase in operating results in the past two years.
With the recent acquisitions of Leaf, Framebridge, three automotive dealerships and Clyde’s Restaurant Group, and recent acquisitions at healthcare and manufacturing, the Company has invested in new lines of business in the last few years.
The Company generates a significant amount of cash from its businesses that is used to support its operations, pay down debt and fund capital expenditures, share repurchases, dividends, acquisitions and other investments.
RESULTS OF OPERATIONS
Net income attributable to common shares was $352.1 million ($70.45 per share) for the year ended December 31, 2021, compared to $300.4 million ($58.13 per share) for the year ended December 31, 2020.

The COVID-19 pandemic and measures taken to prevent its spread significantly impacted the Company’s results for 2020 and 2021, largely from reduced demand for the Company’s products and services. This significant adverse impact is expected to continue into 2022, although at a reduced level. The Company’s management has taken a variety of measures to reduce costs and to implement changes to business operations. The Company cannot predict the severity or duration of the pandemic, the extent to which demand for the Company’s products and services will be adversely affected or the degree to which financial and operating results will be negatively impacted.
Items included in the Company’s net income for 2021 are listed below:
•a $3.9 million net credit related to fair value changes in contingent consideration from prior acquisitions ($0.78 per share);
•a $1.0 million reduction to operating expenses from property, plant and equipment gains in connection with the spectrum repacking mandate of the Federal Communications Commission (FCC) (after-tax impact of $0.8 million, or $0.16 per share);
•$31.6 million in goodwill and other long-lived asset impairment charges (after-tax impact of $26.0 million, or $5.19 per share);
•$12.6 million in net earnings of affiliates whose operations are not managed by the Company (after-tax impact of $9.3 million, or $1.86 per share);
•$4.1 million in interest expense to adjust the fair value of the mandatorily redeemable noncontrolling interest (after-tax impact of $4.0 million, or $0.80 per share);
•$1.1 million in expenses related to a non-operating Separation Incentive Program (SIP) at manufacturing (after-tax impact of $0.8 million, or $0.16 per share);
•$243.1 million in net gains on marketable equity securities (after-tax impact of $179.7 million, or $35.96 per share);
•Non-operating gains, net, of $13.6 million from write-ups, sales and impairments of cost and equity method investments (after-tax impact of $10.1 million, or $2.02 per share);
•$0.2 million in non-operating foreign currency losses (after-tax impact of $0.1 million, or $0.03 per share); and
•a $17.2 million deferred tax benefit arising from a change in the estimated deferred state income tax rate related to the Company’s pension and other postretirement plans ($3.45 per share).
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
•a $2.9 million reduction to operating expenses from property, plant and equipment gains in connection with the spectrum repacking mandate of the FCC (after-tax impact of $2.3 million, or $0.44 per share);
•$2.1 million in net losses of affiliates whose operations are not managed by the Company (after-tax impact of $1.6 million, or $0.31 per share);
•$8.5 million in interest expense in the fourth quarter to adjust the fair value of the mandatorily redeemable noncontrolling interest ($1.64 per share);
•$11.5 million in expenses related to non-operating SIP activity at the education division and other businesses (after-tax impact of $8.5 million, or $1.64 per share);
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

Revenue for 2021 was $3,186.0 million, up 10% from $2,889.1 million in 2020. Revenues increased at education, manufacturing, healthcare, automotive and other businesses, partially offset by a decrease at television broadcasting. Operating costs and expenses for the year increased to $3,108.6 million in 2021, from $2,788.7 million in 2020. Expenses in 2021 increased across all divisions. The Company reported operating income for 2021 of $77.4 million, compared to $100.4 million in 2020. Operating results declined at television broadcasting and manufacturing, partially offset by improvements at education and automotive.
Division Results
Education
Education division revenue in 2021 totaled $1,361.2 million, up 4% from $1,305.7 million in 2020. Kaplan reported operating income of $50.6 million for 2021, an increase from $11.6 million in 2020. The COVID-19 pandemic adversely impacted Kaplan’s operating results beginning in February 2020 and continued through 2021.
Kaplan serves a large number of students who travel to other countries to study a second language, prepare for licensure, or pursue a higher education degree. Government-imposed travel restrictions and school closures arising from COVID-19 had a significant negative impact on the ability of international students to travel and attend Kaplan’s programs, particularly Kaplan International’s Language programs. In addition, most licensing bodies and administrators of standardized exams postponed or canceled scheduled examinations due to COVID-19, resulting in a significant number of students deciding to defer their studies, negatively impacting Kaplan’s exam preparation education businesses. Overall, if COVID-19 restrictions persist, then Kaplan’s revenues and operating results in 2022 could be adversely impacted, particularly at Kaplan International Languages.
To help mitigate the adverse impact of COVID-19, Kaplan implemented a number of cost reduction and restructuring activities across its businesses. Related to these restructuring activities, for 2021, Kaplan recorded $3.3 million in lease impairment charges (including $1.9 million in property, plant and equipment write-downs). In 2020, Kaplan recorded $13.5 million in lease restructuring costs (including $3.6 million of accelerated depreciation expense) and $6.2 million in severance restructuring costs. Kaplan also recorded $12.3 million in lease impairment charges in connection with these plans in 2020 (including $2.2 million in property, plant and equipment write-downs). Further, Kaplan recorded $12.8 million in non-operating pension expense in 2020 related to workforce reductions completed in the second and third quarters.
In 2020, Kaplan also accelerated the development and promotion of various online programs and solutions, rapidly transitioned most of its classroom-based programs online and addressed the individual needs of its students and partners, substantially reducing the disruption from COVID-19 while simultaneously adding important new product offerings and operating capabilities. Further, in the fourth quarter of 2020, Kaplan combined its three primary divisions based in the United States (Kaplan Test Prep, Kaplan Professional, and Kaplan Higher Education) into one business known as Kaplan North America (KNA). This combination was designed to enhance Kaplan’s competitiveness by better leveraging its diversified academic and professional portfolio, as well as its relationships with students, universities and businesses. For financial reporting purposes, KNA is reported in two segments: Higher Education and Supplemental Education (combining Kaplan Test Prep and Kaplan Professional (U.S.) into one reporting segment).
A summary of Kaplan’s operating results is as follows:

	Year Ended December 31
(in thousands)	2021	2020	% Change
Revenue
Kaplan international	$726,875	$653,892	11
Higher education	317,854	316,095	1
Supplemental education	309,069	327,087	(6)
Kaplan corporate and other	14,759	12,643	17
Intersegment elimination	(7,312)	(4,004)	—
	$1,361,245	$1,305,713	4
Operating Income (Loss)
Kaplan international	$33,457	$15,248	—
Higher education	24,134	24,364	(1)
Supplemental education	36,919	19,705	87
Kaplan corporate and other	(24,715)	(18,266)	(35)
Amortization of intangible assets	(16,001)	(17,174)	7
Impairment of long-lived assets	(3,318)	(12,278)	73
Intersegment elimination	97	5	—
	$50,573	$11,604	—

Kaplan International includes postsecondary education, professional training and language training businesses largely outside the United States. Kaplan International revenue increased 11% in 2021 (5% on a constant currency basis). The increase is due largely to growth at UK Professional and Pathways, partially offset by declines at Languages. Kaplan International reported operating income of $33.5 million in 2021, compared to $15.2 million in 2020. The increase in operating results is due to a reduction in losses at Languages and improved results at Pathways and UK Professional. Overall, Kaplan International’s operating results were negatively impacted by $43 million and $55 million in losses, respectively, incurred at Languages from continued significant COVID-19 disruptions in 2021 and 2020. In addition, Kaplan International’s 2020 results include $4.5 million of lease restructuring costs (including $1.6 million in accelerated depreciation expense) and $4.4 million of severance restructuring costs. If a continuation of travel restrictions imposed as a result of COVID-19 persists, Kaplan expects the disruption of its Languages business operating environment to continue into 2022.
Higher Education primarily includes the results of Kaplan as a service provider to higher education institutions. In 2021, Higher Education revenue increased 1% due to an increase in the Purdue Global fee recorded and an increase in revenue from other higher education institutions. In 2021 and 2020, Kaplan recorded a portion of the fee with Purdue Global based on an assessment of its collectability under the TOSA. The Company will continue to assess the collectability of the fee with Purdue Global on a quarterly basis to make a determination as to whether to record all or part of the fee in the future and whether to make adjustments to fee amounts recognized in earlier periods. During 2021 and 2020, Kaplan recorded $34.8 million and $31.6 million, respectively, in fees from Purdue Global in its Higher Education operating results. Kaplan Higher Education recorded $3.6 million in lease restructuring costs in 2020, of which $0.2 million was accelerated depreciation expense.
Supplemental Education includes Kaplan’s standardized test preparation programs and domestic professional and other continuing education businesses. In November 2021, Supplemental Education acquired two small businesses. Supplemental Education revenue decreased 6% in 2021 due to a decline in retail comprehensive test preparation demand and classroom-based course offerings, offset in part by growth in securities, insurance and real estate programs. Operating results increased 87% in 2021 due to savings from restructuring activities implemented in 2020, and $5.4 million of lease restructuring costs ($1.8 million of which was accelerated depreciation) and $1.8 million in severance restructuring costs incurred in 2020.
Kaplan corporate and other represents unallocated expenses of Kaplan, Inc.’s corporate office, other minor businesses and certain shared activities. Overall, Kaplan corporate and other expenses increased in 2021 due to normalization of compensation costs compared to 2020, which included salary abatements and reduced incentive compensation accruals.
Television Broadcasting
A summary of television broadcasting’s operating results is as follows:

	Year Ended December 31
(in thousands)	2021	2020	% Change
Revenue	$494,177	$525,212	(6)
Operating Income	149,422	194,498	(23)
Revenue at the television broadcasting division decreased 6% to $494.2 million in 2021, from $525.2 million in 2020. The revenue decrease is due to an $89.0 million decline in political advertising revenue, partially offset by increased local and national advertising revenues, which were adversely impacted in 2020 by reduced demand related to the COVID-19 pandemic, a $12.3 million increase in retransmission revenues, and increased revenue from summer Olympics-related advertising revenue at the Company’s NBC affiliates. The increase in local and national television advertising was from growth in the home products, health and fitness, and sports betting categories. In 2021 and 2020, the television broadcasting division recorded $1.0 million and $2.9 million, respectively, in reductions to operating expenses related to property, plant and equipment gains due to new equipment received at no cost in connection with the spectrum repacking mandate of the FCC. Operating income for 2021 was down 23% to $149.4 million, from $194.5 million in 2020, due to reduced revenues and higher network fees. While per subscriber rates from cable and satellite providers have grown, overall cable and satellite subscribers are down due to cord cutting, resulting in low growth in retransmission revenue net of network fees in 2021, which is expected to continue in the future.
Operating margin at the television broadcasting division was 30% in 2021 and 37% in 2020.
Graham Media Group’s broadcast stations remained well-positioned and competitive in their markets, despite overall viewing declines from a heightened 2020. On average for the year, KSAT in San Antonio and WJXT in Jacksonville once again ranked number one in the key 6 a.m., 6 p.m. and late newscasts among the all-important 25 to 54 demographic. WDIV in Detroit ended the year as a dominant number one at 6 p.m. and in late news, while number two in the mornings. KPRC wrapped up 2021 as a solid number two in evening and late newscasts, third at

6 a.m. with minimal separation from competitors. WKMG grew market position in morning and late news, finishing number two while remaining third at 6 p.m. WSLS remained third in key newscasts for the year, while syndication remained a strength for WCWJ in daytime and early fringe. Our local station’s websites finished another year as the number one media sites in their respective markets.
Manufacturing
A summary of manufacturing’s operating results is as follows:

	Year Ended December 31
(in thousands)	2021	2020	% Change
Revenue	$458,125	$416,137	10
Operating (Loss) Income	(16,048)	12,328	—
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
Manufacturing revenues increased 10% in 2021 due to significantly increased revenues at Hoover from substantially higher wood prices in 2021 and increased revenues at Joyce/Dayton, partially offset by lower revenues at Forney and declines at Dekko from lower product demand, particularly in the commercial office electrical products and hospitality sectors. Wood prices have been highly volatile in 2021 and 2020; overall, Hoover results include gains on inventory sales in 2021 and 2020 from generally increasing wood prices during these years. Manufacturing operating results declined in 2021 due to $28.0 million in goodwill and other long-lived asset impairment charges; $26.7 million of this charge was recorded at Dekko in the third quarter of 2021, due to continued weakness in demand for certain Dekko products related to the COVID-19 pandemic, increases in labor and commodity costs and related supply chain challenges. Excluding these impairment charges, manufacturing results were down modestly in 2021 due to declines at Dekko and Forney, partially offset by overall improved results at Hoover. The Company’s manufacturing businesses are operating in a highly competitive market for production labor, resulting in substantial wage increases and higher labor costs in 2021.
In the second quarter of 2021, Dekko announced a plan to relocate its manufacturing operations in Shelton, CT to other Dekko manufacturing facilities, which was substantially completed by the end of 2021. In connection with this activity, Dekko implemented a SIP for the affected employees, resulting in $1.1 million in non-operating SIP expense recorded in the second quarter of 2021, to be funded by the assets of the Company's pension plan.
Healthcare
A summary of healthcare’s operating results is as follows:

	Year Ended December 31
(in thousands)	2021	2020	% Change
Revenue	$223,030	$198,196	13
Operating Income	26,806	26,107	3
The Graham Healthcare Group (GHG) provides home health and hospice services in four states. In December 2021, GHG acquired two small businesses, one of which expanded GHG’s home health operations into Florida. GHG provides other healthcare services, including nursing care and prescription services for patients receiving in-home infusion treatments through its 75% interest in CSI Pharmacy Holding Company, LLC (CSI). Healthcare revenues increased 13% in 2021, largely due to growth at CSI and home health services. The increase in GHG operating results in 2021 is due to improved results from CSI and home health services, partially offset by a decline in results from hospice services. GHG is operating in a highly competitive market for nurses and clinical staffing, resulting in substantial compensation increases in 2021. In certain cases, this challenging competitive market has adversely impacted GHG’s ability to meet existing customer demand.
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
The Company also holds interests in four home health and hospice joint ventures managed by GHG, whose results are included in equity in earnings of affiliates in the Company’s Consolidated Statements of Operations. In 2021 and 2020, the Company recorded equity in earnings of $10.2 million and $9.7 million, respectively, from these joint ventures.
Automotive
A summary of automotive’s operating results is as follows:

	Year Ended December 31
(in thousands)	2021	2020	% Change
Revenue	$327,069	$258,144	27
Operating Income (Loss)	11,771	(6,196)	—
Automotive includes four automotive dealerships in the Washington, D.C. metropolitan area: Ourisman Lexus of Rockville, Ourisman Honda of Tysons Corner, Ourisman Jeep Bethesda and Ourisman Ford of Manassas. On December 28, 2021, the Company acquired Ford of Manassas located in Manassas, VA from the Battlefield Automotive Group. Christopher J. Ourisman, a member of the Ourisman Automotive Group family of dealerships, and his team of industry professionals operates and manages the dealerships; the Company holds a 90% stake.
Revenues for 2021 increased 27% due to sales growth at each of the three legacy dealerships, due partly to significantly reduced demand for sales and service in the first half of 2020 at the onset of the COVID-19 pandemic in March 2020, and higher average new and used car selling prices as a result of strong consumer demand and inventory shortages related to supply chain disruptions and production delays at vehicle manufacturers. In the first quarter of 2020, the Company’s automotive dealerships recorded a $6.7 million intangible asset impairment charge as a result of the pandemic and the related recessionary conditions. Operating results for 2021 improved significantly from the prior year due to increased sales and margins, in addition to the impairment charge recorded in the first quarter of 2020.
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
The Leaf operating results for the period June 14, 2021 to December 31, 2021 are included in other businesses. Leaf has three major operating divisions: Society6 Group and Saatchi Art Group (Marketplace businesses) and the Media Group. Overall, Leaf reported an operating loss for the second half of 2021.
Clyde’s Restaurant Group
Clyde’s Restaurant Group (CRG) owns and operates eleven restaurants and entertainment venues in the Washington, D.C. metropolitan area, including Old Ebbitt Grill and The Hamilton. As a result of the COVID-19 pandemic, CRG temporarily closed all of its restaurants and venues in March 2020 through mid-June 2020, pursuant to government orders, maintaining limited operations for delivery and pickup. CRG recorded a $9.7 million goodwill and intangible assets impairment charge in the first quarter of 2020. In June 2020, CRG made the decision to close its restaurant and entertainment venue in Columbia, MD effective July 19, 2020, resulting in accelerated depreciation of property, plant and equipment totaling $5.7 million recorded in the second and third quarters of 2020. In December 2020, CRG temporarily closed its restaurant dining rooms in Maryland and the District of Columbia for the second time, reopening again for limited indoor dining service in mid-February 2021. Dining restrictions from government orders were substantially lifted for all of CRG’s operations by the end of the second quarter of 2021.
Overall, CRG incurred significant operating losses in 2021 and 2020 due to limited revenues and costs incurred to maintain its facilities and support its employees; however, the losses incurred in 2021 were significantly lower than the losses in 2020. While CRG operations have been adversely impacted as a result of the pandemic, both revenues and operating results improved substantially in 2021 as the year progressed.

Framebridge
On May 15, 2020, the Company acquired Framebridge, Inc., a custom framing service company, headquartered in Washington, D.C., with two retail locations in the D.C. metropolitan area and a manufacturing facility in Richmond, KY. At the end of 2021, Framebridge had fifteen retail locations in the Washington, D.C., New York City, Atlanta, GA, Philadelphia, PA, Boston, MA and Chicago, IL areas and three manufacturing facilities in Kentucky and New Jersey. Framebridge expects to open four additional stores in the first half of 2022. Framebridge revenues in 2021 increased from the prior year; however, revenues were down modestly in the fourth quarter of 2021 due to limited production capacity related to the challenging labor market and COVID-19 related workforce absences. In the fourth quarter of 2021, Framebridge prioritized the production of holiday guaranteed orders successfully and continue to manage a significant backlog of orders into the first quarter of 2022. Framebridge is an investment stage business and reported significant operating losses in 2021.
Code3
Code3 is a performance marketing agency focused on driving performance for brands through three core elements of digital success: media, creative and commerce. Code3 revenues were relatively flat in 2021 compared to 2020, with strong growth in creative and commerce revenues, offset by a decline in marketing spending by some advertising clients. Code3 reported overall operating losses in 2021 and 2020. In the second quarter of 2021, Code3 recorded a $1.6 million lease impairment charge (including $0.4 million in property, plant and equipment write-downs). Excluding this impairment charge, Code3 reported operating income for 2021. In the second quarter of 2020, Code3 recorded a $1.5 million lease impairment charge (including $0.1 million in property, plant and equipment write-downs) in connection with a restructuring plan that included other cost reduction initiatives. These initiatives included the approval of a SIP that reduced the number of employees at Code3, resulting in $1.0 million in non-operating pension expense in the second quarter of 2020.
Megaphone
Megaphone was sold by the Company to Spotify in December 2020.
Other
Other businesses also include Slate and Foreign Policy, which publish online and print magazines and websites; and four investment stage businesses, CyberVista, Decile and Pinna, as well as City Cast, a local daily podcast business that began operations in 2021. All of these businesses reported revenue increases in 2021. Losses from each of these six businesses in 2021 adversely affected operating results.
Overall, for 2021, operating revenues for other businesses increased due largely to increases from the Leaf and Framebridge acquisitions and increases at CRG, partially offset by declines due to the sale of Megaphone in December 2020. Operating results declined in 2021 due to increased losses at Framebridge and losses at Leaf, partially offset by improvements at CRG, in addition to the goodwill and other long-lived asset impairment charges recorded in the first quarter of 2020 at CRG.
Corporate Office
Corporate office includes the expenses of the Company’s corporate office and certain continuing obligations related to prior business dispositions. Corporate office expenses increased in 2021 due primarily to higher compensation costs, offset by a credit related to the fair value change in contingent consideration related to the Framebridge acquisition.
Equity in Earnings of Affiliates
At December 31, 2021, the Company held an approximate 12% interest in Intersection Holdings, LLC (Intersection), a company that provides digital marketing and advertising services and products for cities, transit systems, airports, and other public and private spaces. The Company also holds interests in several other affiliates, including a number of home health and hospice joint ventures managed by GHG and two joint ventures managed by Kaplan. The Company recorded equity in earnings of affiliates of $17.9 million and $6.7 million for 2021 and 2020, respectively. These amounts include $12.6 million in net earnings for 2021 and $2.1 million in net losses for 2020 from affiliates whose operations are not managed by the Company; this includes losses from the Company’s investment in Intersection for 2021. The Company also recorded $6.4 million in write-downs in equity in earnings of affiliates related to one of its investments in the third quarter of 2021 and $3.6 million in write-downs in equity in earnings of affiliates related to two of its investments in the first quarter of 2020.
The recessionary environment resulting from the COVID-19 pandemic adversely impacted the underlying businesses of Intersection due to lower marketing spending by advertising clients. The decline in revenues adversely impacted the operating results and liquidity of the business since the onset of the COVID-19 pandemic.

The Company concluded that these events are not indicative of an other than temporary decline in the value of its investment to an amount less than its carrying value. Given the uncertain economic impact of the COVID-19 pandemic, it is possible that an other than temporary impairment charge could occur in the future should Intersection fail to execute on its operating strategy to address the decline in revenues and operating results. Further, the Company recorded a $30.5 million loss in equity earnings related to Intersection in 2021 and expects to record additional losses in 2022.
Net Interest Expense and Related Balances
In October 2021, the automotive subsidiary of the Company borrowed $24.75 million and entered into an interest rate swap to fix the interest rate on the debt at 4.118% per annum; the proceeds from this borrowing were used to repay the outstanding balance of the automotive subsidiary debt that was due on January 31, 2029. The automotive subsidiary is required to repay the loan over a 10-year period by making monthly installment payments and one final payment on October 1, 2031. Additionally, in connection with the Ford automotive dealership acquisition, in December 2021, the automotive subsidiary borrowed $22.5 million, which bears interest at SOFR plus 2.05% per annum. The automotive subsidiary is required to repay the loan over a 10-year period by making monthly installment payments.
The Company incurred net interest expense of $30.5 million in 2021, compared to $34.4 million in 2020. The Company recorded net interest expense of $4.1 million in 2021 to adjust the fair value of the mandatorily redeemable noncontrolling interest at GHG. The Company recorded interest expense of $8.5 million to adjust the fair value of the mandatorily redeemable noncontrolling interest at GHG in the fourth quarter of 2020.
At December 31, 2021, the Company had $667.5 million in borrowings outstanding at an average interest rate of 4.3%, and cash, marketable securities and other investments of $983.3 million. At December 31, 2021, the Company had $209.6 million outstanding on its $300 million revolving credit facility. At December 31, 2020, the Company had $512.6 million in borrowings outstanding at an average interest rate of 5.1%, and cash, marketable securities and other investments of $1,010.6 million.
Non-Operating Pension and Postretirement Benefit Income, Net
The Company recorded net non-operating pension and postretirement benefit income of $109.2 million in 2021, compared to $59.3 million in 2020.
In the second quarter of 2021, the Company recorded $1.1 million in expenses related to a non-operating SIP at manufacturing. In the third quarter of 2020, the Company recorded $7.8 million in expenses related to a non-operating SIP at the education division. In the second quarter of 2020, the Company recorded $6.0 million in expenses related to a non-operating SIP at the education division and other businesses.
Gain on Marketable Equity Securities, Net
The Company recognized $243.1 million and $60.8 million in net gains on marketable equity securities in 2021 and 2020, respectively.
Other Non-Operating Income
The Company recorded total other non-operating income, net, of $32.6 million in 2021, compared to $214.5 million in 2020. The 2021 amounts included $11.8 million in fair value increases on cost method investments; $9.4 million in gains on sales of cost method investments; $3.8 million in gains related to sales of businesses and contingent consideration and other items. The 2020 amounts included $213.3 million in net gains related to sales of businesses and contingent consideration; $4.2 million in fair value increases on cost method investments; $3.7 million gain on acquiring a controlling interest in an equity affiliate; $1.4 million net gain on sales of equity affiliates and other items; partially offset by $7.3 million in impairments on cost method investments; and $2.2 million in foreign currency losses.
Provision for Income Taxes
The Company’s effective tax rate for 2021 was 21.4%. The Company’s effective tax rate for 2021 was favorably impacted by a $17.2 million deferred tax adjustment arising from a change in the estimated deferred state income tax rate attributable to the apportionment formula used in the calculation of deferred taxes related to the Company’s pension and other postretirement plans. Excluding this $17.2 million benefit, the overall income tax rate for 2021 was 25.2%.
The Company’s effective tax rate for 2020 was 26.3%. In 2020, the Company recorded income tax expense related to stock compensation of $2.9 million. Excluding this $2.9 million expense, the overall income tax rate for 2020 was 25.6%.

FINANCIAL CONDITION: LIQUIDITY AND CAPITAL RESOURCES
The Company considers the following when assessing its liquidity and capital resources:

	As of December 31
(In thousands)	2021	2020
Cash and cash equivalents	$145,886	$413,991
Restricted cash	12,957	9,063
Investments in marketable equity securities and other investments	824,445	587,582
Total debt	667,501	512,555
Cash generated by operations is the Company’s primary source of liquidity. The Company maintains investments in a portfolio of marketable equity securities, which is considered when assessing the Company’s sources of liquidity. An additional source of liquidity includes the undrawn portion of the Company’s $300 million five-year revolving credit facility, amounting to $90.4 million at December 31, 2021.
In March 2020, the U.S. government enacted legislation, including the CARES Act to provide stimulus in the form of financial aid to businesses affected by the COVID-19 pandemic. Under the CARES Act, employers could defer the payment of the employer share of FICA taxes due for the period beginning on March 27, 2020, and ending December 31, 2020. The Company deferred $21.5 million of FICA payments under this program, with $10.7 million of the deferred payments still payable at December 31, 2021. The remaining deferred balance is due by December 31, 2022.
The CARES Act also included provisions to support healthcare providers in the form of grants and changes to Medicare and Medicaid payments. In the second quarter of 2020, GHG received $7.4 million under the CARES Act as a general distribution from the Provider Relief Fund to provide relief for lost revenues and expenses incurred in connection with COVID-19. In addition to the above distribution, in April 2020, GHG applied for and received $31.5 million under the expanded Medicare Accelerated and Advanced Payment Program, modified by the CARES Act. The Department of Health and Human Services (HHS) started to recoup this advance in April 2021 by withholding a portion of the amount reimbursed for claims submitted for services provided after the beginning of the recoupment period. During 2021, an amount of $18.9 million was withheld by HHS and the Company expects the remaining balance of $12.6 million to be withheld from claims submitted in the first half of 2022.
Governments in other jurisdictions where the Company operates also provided relief to businesses affected by the COVID-19 pandemic in the form of job retention schemes, payroll assistance, deferral of income and other tax payments, and loans. For the years ended December 31, 2021, and 2020, Kaplan has recorded benefits totaling $4.7 million and $12.2 million, respectively, related to job retention and payroll schemes, mostly at Kaplan International.
During 2021, the Company’s cash and cash equivalents decreased by $268.1 million, due to the acquisition of Leaf and several other businesses, the purchase of marketable equity securities, deferred payments on previous acquisitions, capital expenditures, dividend payments and share repurchases, which was partially offset by cash generated from operations, the net proceeds from the sale of marketable equity securities and net issuance of borrowings. In 2021, the Company’s borrowings increased by $154.9 million, due to additional borrowings under the revolving credit facility and at the automotive subsidiary, which were partially offset by repayments.
The Company had no money market investments as of December 31, 2021, compared to $268.8 million at December 31, 2020, which are included in cash and cash equivalents. At December 31, 2021, the Company held approximately $119 million in cash and cash equivalents in businesses domiciled outside the U.S., of which approximately $8 million is not available for immediate use in operations or for distribution. Additionally, Kaplan’s business operations outside the U.S. retain cash balances to support ongoing working capital requirements, capital expenditures, and regulatory requirements. As a result, the Company considers a significant portion of the cash and cash equivalents balance held outside the U.S. as not readily available for use in U.S. operations.
At December 31, 2021, the fair value of the Company’s investments in marketable equity securities was $810.0 million, which includes investments in the common stock of seven publicly traded companies. The Company purchased $48.0 million of marketable equity securities during 2021. During 2021, the Company sold marketable equity securities that generated proceeds of $65.5 million. At December 31, 2021, the net unrealized gain related to the Company’s investments totaled $536.8 million.
The Company had working capital of $680.8 million and $824.5 million at December 31, 2021 and 2020, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments.
At December 31, 2021 and 2020, the Company had borrowings outstanding of $667.5 million and $512.6 million, respectively. The Company’s borrowings at December 31, 2021 were mostly from $400.0 million of 5.75%

unsecured notes due June 1, 2026, $209.6 million in outstanding borrowings under the Company’s revolving credit facility and commercial notes of $47.0 million at the Automotive subsidiary. The Company’s borrowings at December 31, 2020 were mostly from $400.0 million of 5.75% unsecured notes due June 1, 2026, £55 million in outstanding borrowings under the Company’s revolving credit facility and a commercial note of $25.3 million at the Automotive subsidiary. The interest on $400.0 million of 5.75% unsecured notes is payable semiannually on June 1 and December 1.
During 2021 and 2020, the Company had average borrowings outstanding of approximately $545.2 million and $512.4 million, respectively, at average annual interest rates of approximately 4.8% and 5.1%, respectively. The Company incurred net interest expense of $30.5 million and $34.4 million, respectively, during 2021 and 2020. Included in the 2021 and 2020 interest expense is an amount of $4.1 million and $8.5 million, respectively, to adjust the fair value of the mandatorily redeemable noncontrolling interest (see Note 11).
On June 3, 2021, Moody’s affirmed the Company’s credit rating and revised the outlook from Negative to Stable. On April 27, 2021, Standard & Poor’s affirmed the Company’s credit rating and revised the outlook from Negative to Stable.
The Company’s current credit ratings are as follows:

	Moody’s	Standard & Poor’s
Long-term	Ba1	BB
Outlook	Stable	Stable
The Company expects to fund its estimated capital needs primarily through existing cash balances and internally generated funds, and, as needed, from borrowings under its revolving credit facility. As of December, 31, 2021, the Company had $209.6 million outstanding under the $300 million revolving credit facility, which borrowing was used to purchase land and buildings at Kaplan International’s sixth-form college in London, U.K. and at the automotive division in the third quarter of 2021, to repay the £60 million Kaplan UK credit facility that matured at the end of June 2020 and, to a lesser extent, to repurchase stock and fund various acquisitions during the fourth quarter of 2021. In management’s opinion, the Company will have sufficient financial resources to meet its business requirements in the next 12 months, including working capital requirements, capital expenditures, interest payments, potential acquisitions and strategic investments, dividends and stock repurchases.
In summary, the Company’s cash flows for each period were as follows:

	Year Ended December 31
(In thousands)	2021	2020	2019
Net cash provided by operating activities	$202,426	$210,663	$165,164
Net cash (used in) provided by investing activities	(494,635)	199,371	(236,735)
Net cash provided by (used in) financing activities	31,027	(204,002)	18,734
Effect of currency exchange rate change	(3,029)	2,978	2,766
Net (decrease) increase in cash and cash equivalents and restricted cash	$(264,211)	$209,010	$(50,071)
Operating Activities. Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. The Company’s net cash flow provided by operating activities were as follows:

	Year Ended December 31
(In thousands)	2021	2020	2019
Net Income	$353,327	$299,968	$327,879
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and goodwill and other long-lived asset impairment	162,225	161,207	121,648
Amortization of lease right-of-use asset	73,752	89,956	84,185
Net pension benefit, settlement, and special separation benefit expense	(91,898)	(41,573)	(137,909)
Other non-cash activities	(183,742)	(229,134)	(34,714)
Change in operating assets and liabilities	(111,238)	(69,761)	(195,925)
Net Cash Provided by Operating Activities	$202,426	$210,663	$165,164
Net cash provided by operating activities consists primarily of cash receipts from customers, less disbursements for costs, benefits, income taxes, interest and other expenses.
For 2021 compared to 2020, the decrease in net cash provided by operating activities is primarily due to changes in operating assets and liabilities, partially offset by higher net income, net of non-cash adjustments. Changes in operating assets and liabilities were driven by a decrease in the collection of accounts receivable and partial repayment of advances related to the CARES Act, partially offset by other increases in accounts payable and accrued liabilities and deferred revenue.
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
Investing Activities. The Company’s net cash flow (used in) provided by investing activities were as follows:

	Year Ended December 31
(In thousands)	2021	2020	2019
Investments in certain businesses, net of cash acquired	$(351,882)	$(20,080)	$(179,421)
Purchases of property, plant and equipment	(162,537)	(69,591)	(93,504)
Net proceeds from sales of marketable equity securities	17,463	73,771	11,804
Investments in equity affiliates, cost method and other investments	(8,531)	(12,367)	(27,529)
Net proceeds from sales of businesses, property, plant and equipment and other assets	10,295	225,570	54,495
Other	557	2,068	(2,580)
Net Cash (Used in) Provided by Investing Activities	$(494,635)	$199,371	$(236,735)
Acquisitions. During 2021, the Company acquired six businesses: two small businesses in its education division, two small businesses in healthcare, one new auto dealership in automotive, and all the outstanding shares of Leaf for cash and the assumption of $9.2 million in liabilities related to their pre-acquisition stock compensation plan, which will be paid in the future. Leaf is included in other businesses. During 2020, the Company acquired three businesses: two small businesses in its education division and an additional interest in Framebridge, Inc., which is included in other businesses. The Framebridge purchase price included $54.3 million in deferred payments and contingent consideration based on the acquiree achieving certain revenue milestones in the future. During 2019, the Company acquired eight businesses: one in education, three in healthcare, one in manufacturing, two in automotive, and one in other businesses for $211.8 million in cash and contingent consideration and the assumption of $25.8 million in floor plan payables.
Capital Expenditures. The 2021 capital expenditures are higher than 2020 and 2019 primarily due to land and building purchases at Kaplan International’s sixth-form college in London, U.K. and at the automotive division. The 2020 and 2019 capital expenditures include spending in connection with spectrum repacking at the Company’s television stations in Detroit, MI, Jacksonville, FL, and Roanoke, VA, as mandated by the FCC; these spectrum repacking expenditures were largely reimbursed to the Company by the FCC. The 2020 capital expenditures are lower than 2019 due to the completion of the construction of an academic and student residential facility in connection with Kaplan’s Pathways program in Liverpool, U.K. The amounts reflected in the Company’s Statements of Cash Flows are based on cash payments made during the relevant periods, whereas the Company’s capital expenditures for 2021, 2020 and 2019 disclosed in Note 19 to the Consolidated Financial Statements include assets acquired during the year. The Company estimates that its capital expenditures will be in the range of $80 million to $90 million in 2022.
Net Proceeds from Sales of Investments and Businesses. During 2021, 2020 and 2019, the Company sold marketable securities that generated proceeds of $65.5 million, $93.8 million and $19.3 million, respectively. The Company purchased $48.0 million, $20.0 million and $7.5 million of marketable equity securities during 2021, 2020 and 2019, respectively. In December 2020, the Company completed the sale of Megaphone; the total net proceeds from the sale were $223.0 million. In November 2019, Kaplan UK completed the sale of a small business which was included in Kaplan International. The Company sold its interest in Gimlet Media during February 2019; the total proceeds from the sale were $33.5 million.
Financing Activities. The Company’s net cash flow provided by (used in) financing activities were as follows:

	Year Ended December 31
(In thousands)	2021	2020	2019
Issuance (repayments) of borrowings	$20,539	$(81,276)	$32,548
Net borrowing under revolving credit facilities	134,696	76,241	—
Net (repayments of) proceeds from vehicle floor plan payable	(10,563)	(14,160)	14,384
Common shares repurchased	(55,683)	(161,829)	(2,103)
Dividends paid	(30,136)	(29,970)	(29,553)
Other	(27,826)	6,992	3,458
Net Cash Provided by (Used in) Financing Activities	$31,027	$(204,002)	$18,734

Borrowings and Vehicle Floor Plan Payable. In 2021, the Company borrowed against the $300 million revolving credit facility, which borrowing was used to purchase land and buildings at Kaplan International’s sixth-form college in London, U.K. and at the automotive division and, to a lesser extent, to repurchase stock and fund various acquisitions during the fourth quarter of 2021. In addition, the automotive subsidiary borrowed $47.3 million, which was used to repay the outstanding balance of the term loan due on January 31, 2029 and fund the acquisition of an automotive dealership in the fourth quarter. In 2020, the Company borrowed £60 million against the $300 million revolving credit facility and used the proceeds to repay the £60 million outstanding balance under the Kaplan Credit Agreement that matured at the end of June 2020. The Company repaid £5 million of these borrowings in the fourth quarter of 2020. In 2019, the Company had cash inflows from borrowings to fund the acquisition of two businesses at automotive and healthcare and used floor vehicle plan financing to fund the purchase of new vehicles at its automotive subsidiary.
Common Stock Repurchases. During 2021, 2020, and 2019, the Company purchased a total of 93,969, 406,112, and 3,392 shares, respectively, of its Class B common stock at a cost of approximately $55.7 million, $161.8 million, and $2.1 million, respectively. On September 10, 2020, the Board of Directors authorized the Company to acquire up to 500,000 shares of its Class B common stock. The Company did not announce a ceiling price or time limit for the purchases. At December 31, 2021, the Company had remaining authorization from the Board of Directors to purchase up to 270,182 shares of Class B common stock.
Dividends. The annual dividend rate per share was $6.04, $5.80 and $5.56 in 2021, 2020 and 2019, respectively. The Company expects to pay a dividend of $6.32 per share in 2022.
Other. In 2021, the Company paid $30.9 million related to contingent consideration and deferred payments from prior acquisitions, mostly for the 2020 acquisition of Framebridge. In March 2021, Hoover’s minority shareholders put their remaining outstanding shares to the Company, which had a redemption value of $3.5 million. In 2020, the Company received $25.1 million in proceeds from the exercise of stock options. In March 2019, a Hoover minority shareholder put some shares to the Company, which had a redemption value of $0.6 million.
Contractual Obligations. The following reflects a summary of the Company’s contractual obligations as of December 31, 2021:

(in thousands)	2022	2023	2024	2025	2026	Thereafter	Total
Debt and interest	$33,092	$241,678	$35,212	$28,626	$415,938	$36,537	$791,083
Operating leases	107,541	79,854	64,030	50,392	45,897	296,514	644,228
Programming purchase commitments (1)	8,821	4,952	213	177	—	—	14,163
Other purchase obligations (2)	97,789	44,696	24,615	12,016	6,820	25,366	211,302
Long-term liabilities (3)	2,820	2,729	2,596	2,494	2,433	10,786	23,858
Total	$250,063	$373,909	$126,666	$93,705	$471,088	$369,203	$1,684,634
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
The support fee and reimbursement for KHE support costs are entirely dependent on the availability of cash at the end of Purdue Global’s fiscal year (June 30), and therefore, all consideration in the contract is variable. The Company uses significant judgment to forecast the operating results of Purdue Global, the availability of cash at the end of each fiscal year, and the consideration it expects to receive from Purdue Global annually. Key assumptions used in the forecast model include student census and degree enrollment data, Purdue Global and KHE expenses, changes to working capital, contractually stipulated minimum payments, and lead conversion rates. The forecast is updated as uncertainties are resolved. The Company reviews and updates the assumptions regularly, as a significant change in one or more of these estimates could affect revenue recognized. Changes to the estimated variable consideration were not material for the year ended December 31, 2021.
A Kaplan International business has a contract with an examination body through August 2032 comprised of two performance obligations, one to build and create a professional exam and another to manage the delivery of that exam to qualified candidates. The first obligation was completed in 2021. The second obligation began after the first obligation was completed and is expected to continue through the end of the contract term. Revenues are recognized for both of these obligations using forecasted financial results and the use of a market-based profit margin applied to costs incurred during the financial reporting period. This profit margin is different for each obligation as a result of the different value created by each distinct obligation. The forecast, including key assumptions such as expected candidate volumes and related exam-management expenses, is updated as future uncertainties are resolved, which may result in changes to the profit margin associated with each performance obligation. The Company reviews and updates the assumptions regularly, as a significant change in one or more of these estimates could affect revenue recognized. Changes to the estimated variable consideration were not material for the year ended December 31, 2021.
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

	As of December 31
(in millions)	2021	2020
Goodwill and indefinite-lived intangible assets	$1,791.8	$1,605.2
Total assets	7,425.5	6,444.1
Percentage of goodwill and indefinite-lived intangible assets to total assets	24%	25%
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
The Company had 20 reporting units as of December 31, 2021. The reporting units with significant goodwill balances as of December 31, 2021, were as follows, representing 89% of the total goodwill of the Company:

(in millions)	Goodwill
Education
Kaplan international	$621.3
Higher education	63.2
Supplemental education	170.6
Television broadcasting	190.8
Leaf	162.0
Healthcare	118.3
Hoover	91.3
Dekko	47.8
Total	$1,465.3
As of November 30, 2021, in connection with the Company’s annual impairment testing, the Company decided to perform the quantitative goodwill impairment process at all of the reporting units with the exception of Framebridge, for which it performed a qualitative assessment. The Company’s policy requires the performance of a quantitative impairment review of the goodwill at least once every three years. The Company used a discounted cash flow model, and, where appropriate, a market value approach was also utilized to supplement the discounted cash flow model to determine the estimated fair value of its reporting units. The Company made estimates and assumptions regarding future cash flows, discount rates, long-term growth rates and market values to determine each reporting unit’s estimated fair value. The methodology used to estimate the fair value of the Company’s reporting units on November 30, 2021, was consistent with the one used during the 2020 annual goodwill impairment test.

The Company made changes to certain of its assumptions utilized in the discounted cash flow models for 2021 compared with the prior year to take into account changes in the economic environment, regulations and their impact on the Company’s businesses. The key assumptions used by the Company were as follows:
•    Expected cash flows underlying the Company’s business plans for the periods 2022 through 2026 were used. The Company used expected cash flows for the periods 2022 through 2031 for the Hoover reporting unit. The expected cash flows took into account historical growth rates, the effect of the changed economic outlook at the Company’s businesses, industry challenges and an estimate for the possible impact of any applicable regulations.
•    Cash flows beyond 2026 were projected to grow at a long-term growth rate, which the Company estimated between 1.5% and 3% for each reporting unit.
•    The Company used a discount rate of 10% to 17% to risk adjust the cash flow projections in determining the estimated fair value.
The fair value of each of the reporting units exceeded its respective carrying value as of November 30, 2021.
The estimated fair value of the Dekko reporting unit at the manufacturing businesses exceeded its carrying value by a margin less than 25% following a goodwill impairment recorded in the third quarter of 2021. The total goodwill at this reporting unit was $47.8 million as of December 31, 2021, or 3% of the total goodwill of the Company. There exists a reasonable possibility that a decrease in the assumed projected cash flows or long-term growth rate, or an increase in the discount rate assumption used in the discounted cash flow model of this reporting unit, could result in an additional impairment charge.
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
The Company’s intangible assets with an indefinite life are principally from trade names, franchise rights and FCC licenses. The fair value of the indefinite-lived intangible assets exceeded their respective carrying values as of November 30, 2021. There is always a possibility that impairment charges could occur in the future, given the inherent variability in projecting future operating performance. Additional COVID-19 disruptions could result in future adverse changes in projections for future operating results or other key assumptions, such as projected revenue, profit margin, capital expenditures or cash flows associated with fair value estimates and could lead to additional future impairments, which could be material.
Pension Costs.  The Company sponsors a defined benefit pension plan for eligible employees in the U.S. Excluding curtailment gains, settlement gains and special termination benefits, the Company’s net pension credit was $93.0 million, $55.4 million and $52.7 million for 2021, 2020 and 2019, respectively. The Company’s pension benefit obligation and related credits are actuarially determined and are impacted significantly by the Company’s assumptions related to future events, including the discount rate, expected return on plan assets and rate of compensation increases. The Company evaluates these critical assumptions at least annually and, periodically, evaluates other assumptions involving demographic factors, such as retirement age, mortality and turnover, and updates them to reflect its experience and expectations for the future. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.
The Company assumed a 6.25% expected return on plan assets for 2021, 2020 and 2019. The Company’s actual return on plan assets was 24.4% in 2021, 25.4% in 2020 and 23.9% in 2019. The 10-year and 20-year actual returns on plan assets on an annual basis were 13.7% and 10.0%, respectively.

Accumulated and projected benefit obligations are measured as the present value of future cash payments. The Company discounts those cash payments using the weighted average of market-observed yields for high-quality fixed-income securities with maturities that correspond to the payment of benefits. Lower discount rates increase present values and generally increase subsequent-year pension costs; higher discount rates decrease present values and decrease subsequent-year pension costs. The Company’s discount rate at December 31, 2021, 2020 and 2019, was 2.9%, 2.5% and 3.3%, respectively, reflecting market interest rates.
Changes in key assumptions for the Company’s pension plan would have had the following effects on the 2021 pension credit, excluding curtailment gains, settlement gains and special termination benefits:
•    Expected return on assets – A 1% increase or decrease to the Company’s assumed expected return on plan assets would have increased or decreased the pension credit by approximately $22.1 million.
•    Discount rate – A 1% decrease to the Company’s assumed discount rate would have decreased the pension credit by approximately $0.6 million. A 1% increase to the Company’s assumed discount rate would have increased the pension credit by approximately $18.0 million.
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
Amortization of the unrecognized actuarial gain or loss is included as a component of pension credit for a year if the magnitude of the net unamortized gain or loss in accumulated other comprehensive income exceeds 10% of the greater of the benefit obligation or the market-related value of assets (10% corridor). The amortization component is equal to that excess divided by the average remaining service period of active employees expected to receive benefits under the plan. At the end of 2018, the Company had no net unamortized actuarial gains in accumulated other comprehensive income subject to amortization outside the 10% corridor, and therefore, no amortized gain was included in the pension credit for 2019.
During 2019, there were significant pension asset gains offset by a decrease in the discount rate and the purchase of a group annuity contract that resulted in no net unamortized actuarial gains in accumulated other comprehensive income subject to amortization outside the 10% corridor, and therefore, no amortized gain amount was included in the pension credit for 2020.
During 2020, there were significant pension asset gains offset by a further decrease in the discount rate that resulted in net unamortized actuarial gains in accumulated other comprehensive income subject to amortization outside the 10% corridor, and therefore, an amortized gain of $7.9 million was included in the pension credit for 2021.
During 2021, there were significant pension asset gains and an increase in the discount rate. The Company currently estimates that there will be net unamortized actuarial gains in accumulated other comprehensive income subject to amortization outside the 10% corridor, and therefore, an amortized gain amount of $68.9 million is included in the estimated pension credit for 2022.

Overall, the Company estimates that it will record a net pension credit of approximately $179 million in 2022.
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
As of December 31, 2021, the Company had state income tax net operating loss carryforwards of $1,026.1 million, which will expire at various future dates. Also at December 31, 2021, the Company had $87.1 million of non-U.S. income tax loss carryforwards, of which $44.2 million may be carried forward indefinitely; $12.2 million of losses that, if unutilized, will expire in varying amounts through 2026; and $30.7 million of losses that, if unutilized, will start to expire after 2026. At December 31, 2021, the Company has established approximately $57.6 million in total valuation allowances, primarily against deferred state tax assets, net of U.S. Federal income taxes, and non-U.S. deferred tax assets, as the Company believes that it is more likely than not that the benefit from certain state and non-U.S. net operating loss carryforwards and other deferred tax assets will not be realized. The Company has established valuation allowances against state income tax benefits recognized, without considering potentially offsetting deferred tax liabilities established with respect to prepaid pension cost and goodwill. Prepaid pension cost and goodwill have not been considered a source of future taxable income for realizing deferred tax benefits recognized since these temporary differences are not likely to reverse in the foreseeable future. However, certain deferred state tax assets have an indefinite life. As a result, the Company has considered deferred tax liabilities for prepaid pension cost and goodwill as a source of future taxable income for realizing those deferred state tax assets. The valuation allowances established against state and non-U.S. income tax benefits recorded may increase or decrease within the next 12 months, based on operating results, the market value of investment holdings or business and tax planning strategies; as a result, the Company is unable to estimate the potential tax impact, given the uncertain operating and market environment. The Company will be monitoring future operating results and projected future operating results on a quarterly basis to determine whether the valuation allowances provided against state and non-U.S. deferred tax assets should be increased or decreased, as future circumstances warrant.
Recent Accounting Pronouncements.  See Note 2 to the Company’s Consolidated Financial Statements for a discussion of recent accounting pronouncements.

    REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Graham Holdings Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Graham Holdings Company and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income, of changes in common stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Goodwill Impairment Assessments – Hoover and Dekko Reporting Units
As described in Notes 2 and 9 to the consolidated financial statements, the Company’s consolidated goodwill balance was $1,649.6 million as of December 31, 2021. As disclosed by management, the goodwill associated with the Hoover and Dekko reporting units was $91.3 million and $47.8 million, respectively as of December 31, 2021. Management reviews goodwill for possible impairment at least annually, as of November 30, or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. An impairment charge is recognized for the amount by which the carrying value exceeds the reporting unit’s fair value. Management reviews the carrying value of goodwill utilizing a discounted cash flow model. To determine the estimated fair value of the reporting unit, management makes assumptions regarding estimated future cash flows, discount rates, long-term growth rates, and market values.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments of the Hoover and Dekko reporting units is a critical audit matter are (i) the significant judgment by management when determining the fair value of the reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s estimated future cash flows and significant assumptions related to revenues, profit margins, and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Company’s reporting units. These procedures also included, among others, (i) testing management’s process for determining the fair value of the Hoover and Dekko reporting units; (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness and accuracy of underlying data used in the model; and (iv) evaluating the reasonableness of significant assumptions related to revenues, profit margins, and the discount rate. Evaluating management’s assumptions related to revenues and profit margins involved evaluating whether the assumptions used were reasonable considering (i) the current and past performance of the reporting unit; (ii) relevant industry forecasts and macroeconomic conditions; (iii) consistency with external market and industry data; (iv) management’s historical forecasting accuracy; (v) consistency with evidence obtained in other areas of the audit; and (vi) the Company’s objectives and strategies. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the model and the reasonableness of the discount rate assumption.
/s/ PricewaterhouseCoopers LLP
Washington, District of Columbia
February 25, 2022
We have served as the Company’s auditor since 1946.

GRAHAM HOLDINGS COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
(in thousands, except per share amounts)	2021	2020	2019
Operating Revenues
Sales of services	$2,089,800	$2,056,228	$2,111,035
Sales of goods	1,096,174	832,893	821,064
	3,185,974	2,889,121	2,932,099
Operating Costs and Expenses
Cost of services sold (exclusive of items shown below)	1,243,384	1,239,241	1,315,928
Cost of goods sold (exclusive of items shown below)	871,137	672,865	632,318
Selling, general and administrative	831,853	715,401	717,659
Depreciation of property, plant and equipment	71,415	74,257	59,253
Amortization of intangible assets	57,870	56,780	53,243
Impairment of goodwill and other long-lived assets	32,940	30,170	9,152
	3,108,599	2,788,714	2,787,553
Income from Operations	77,375	100,407	144,546
Equity in earnings of affiliates, net	17,914	6,664	11,664
Interest income	3,409	3,871	6,151
Interest expense	(33,943)	(38,310)	(29,779)
Non-operating pension and postretirement benefit income, net	109,230	59,315	162,798
Gain on marketable equity securities, net	243,088	60,787	98,668
Other income, net	32,554	214,534	32,431
Income Before Income Taxes	449,627	407,268	426,479
Provision for Income Taxes	96,300	107,300	98,600
Net Income	353,327	299,968	327,879
Net (Income) Loss Attributable to Noncontrolling Interests	(1,252)	397	(24)
Net Income Attributable to Graham Holdings Company Common Stockholders	$352,075	$300,365	$327,855
Per Share Information Attributable to Graham Holdings Company Common Stockholders
Basic net income per common share	$70.65	$58.30	$61.70
Basic average number of common shares outstanding	4,951	5,124	5,285
Diluted net income per common share	$70.45	$58.13	$61.21
Diluted average number of common shares outstanding	4,965	5,139	5,327
See accompanying Notes to Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31
(in thousands)	2021	2020	2019
Net Income	$353,327	$299,968	$327,879
Other Comprehensive Income, Before Tax
Foreign currency translation adjustments:
Translation adjustments arising during the year	(16,052)	31,642	5,371
Adjustment for sale of a business with foreign operations	—	—	2,011
	(16,052)	31,642	7,382
Pension and other postretirement plans:
Actuarial gain	519,595	365,164	231,104
Prior service cost	(2)	(69)	(5,725)
Amortization of net actuarial (gain) loss included in net income	(5,486)	1,219	(2,046)
Amortization of net prior service cost (credit) included in net income	3,170	2,680	(4,142)
Settlements included in net income	(120)	—	(91,676)
	517,157	368,994	127,515
Cash flow hedges gain (loss)	349	(1,282)	(1,344)
Other Comprehensive Income, Before Tax	501,454	399,354	133,553
Income tax expense related to items of other comprehensive income	(133,380)	(99,335)	(34,087)
Other Comprehensive Income, Net of Tax	368,074	300,019	99,466
Comprehensive Income	721,401	599,987	427,345
Comprehensive (income) loss attributable to noncontrolling interests	(1,252)	397	(24)
Total Comprehensive Income Attributable to Graham Holdings Company	$720,149	$600,384	$427,321
See accompanying Notes to Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONSOLIDATED BALANCE SHEETS

	As of December 31
(In thousands, except share amounts)	2021	2020
Assets
Current Assets
Cash and cash equivalents	$145,886	$413,991
Restricted cash	12,175	9,063
Investments in marketable equity securities and other investments	824,445	587,582
Accounts receivable, net	607,471	537,156
Inventories and contracts in progress	141,471	120,622
Prepaid expenses	81,741	75,523
Income taxes receivable	32,744	29,313
Other current assets	1,241	942
Total Current Assets	1,847,174	1,774,192
Property, Plant and Equipment, Net	468,126	378,286
Lease Right-of-Use Assets	437,969	462,560
Investments in Affiliates	155,444	155,777
Goodwill, Net	1,649,582	1,484,750
Indefinite-Lived Intangible Assets	142,180	120,437
Amortized Intangible Assets, Net	247,120	204,646
Prepaid Pension Cost	2,306,514	1,708,305
Deferred Income Taxes	7,900	8,396
Deferred Charges and Other Assets (includes $782 and $0 of restricted cash)	163,516	146,770
Total Assets	$7,425,525	$6,444,119

Liabilities and Equity
Current Liabilities
Accounts payable and accrued liabilities	$583,629	$520,236
Deferred revenue	358,720	331,021
Income taxes payable	4,585	5,140
Current portion of lease liabilities	77,655	86,797
Current portion of long-term debt	141,749	6,452
Total Current Liabilities	1,166,338	949,646
Accrued Compensation and Related Benefits	175,391	201,918
Other Liabilities	36,497	48,768
Deferred Income Taxes	676,706	521,274
Mandatorily Redeemable Noncontrolling Interest	13,661	9,240
Lease Liabilities	405,200	428,849
Long-Term Debt	525,752	506,103
Total Liabilities	2,999,545	2,665,798
Commitments and Contingencies (Note 18)
Redeemable Noncontrolling Interests	14,311	11,928
Preferred Stock, $1 par value; 977,000 shares authorized, none issued	—	—
Common Stockholders’ Equity
Common stock
Class A Common stock, $1 par value; 7,000,000 shares authorized; 964,001 shares issued and outstanding	964	964
Class B Common stock, $1 par value; 40,000,000 shares authorized; 19,035,999 shares issued; 3,942,065 and 4,018,832 shares outstanding	19,036	19,036
Capital in excess of par value	389,456	388,159
Retained earnings	7,126,761	6,804,822
Accumulated other comprehensive income, net of taxes
Cumulative foreign currency translation adjustment	(6,298)	9,754
Unrealized gain on pensions and other postretirement plans	979,157	595,287
Cash flow hedges	(1,471)	(1,727)
Cost of 15,093,934 and 15,017,167 shares of Class B common stock held in treasury	(4,108,022)	(4,056,993)
Total Common Stockholders’ Equity	4,399,583	3,759,302
Noncontrolling Interests	12,086	7,091
Total Equity	4,411,669	3,766,393
Total Liabilities and Equity	$7,425,525	$6,444,119
See accompanying Notes to Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
(In thousands)	2021	2020	2019
Cash Flows from Operating Activities
Net Income	$353,327	$299,968	$327,879
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and goodwill and other long-lived asset impairment	162,225	161,207	121,648
Amortization of lease right-of-use asset	73,752	89,956	84,185
Net pension benefit, settlement, and special separation benefit expense	(91,898)	(41,573)	(137,909)
Gain on marketable equity securities and cost method investments, net	(254,844)	(57,669)	(103,748)
Credit loss expense and provision for other receivables	6,824	10,667	22,726
Stock-based compensation expense, net	5,659	6,348	6,278
Contingent consideration fair value measurements and accretion	(4,207)	2,895	—
Foreign exchange loss	179	2,153	1,070
Gain on disposition and write-downs of businesses, property, plant and equipment, investments and other assets, net	(8,554)	(214,926)	(28,346)
Equity in earnings of affiliates, net of distributions	4,917	6,592	(2,678)
Provision for deferred income taxes	65,046	14,377	69,751
Change in operating assets and liabilities:
Accounts receivable	(59,292)	61,328	(53,602)
Inventories	4,551	3,786	(5,317)
Accounts payable and accrued liabilities	32,397	(32,714)	(47,069)
Deferred revenue	19,086	(25,728)	30,487
Income taxes receivable/payable	(8,689)	3,310	1,828
Lease liabilities	(85,147)	(91,478)	(88,597)
Other assets and other liabilities, net	(14,144)	11,735	(33,655)
Other	1,238	429	233
Net Cash Provided by Operating Activities	202,426	210,663	165,164
Cash Flows from Investing Activities
Investments in certain businesses, net of cash acquired	(351,882)	(20,080)	(179,421)
Purchases of property, plant and equipment	(162,537)	(69,591)	(93,504)
Proceeds from sales of marketable equity securities	65,499	93,775	19,303
Purchases of marketable equity securities	(48,036)	(20,004)	(7,499)
Net proceeds from sales of businesses, property, plant and equipment and other assets	10,295	225,570	54,495
Investments in equity affiliates, cost method and other investments	(8,531)	(12,367)	(27,529)
Loans to related party	—	—	(3,500)
Other	557	2,068	920
Net Cash (Used in) Provided by Investing Activities	(494,635)	199,371	(236,735)
Cash Flows from Financing Activities
Net borrowings under revolving credit facilities	134,696	76,241	—
Issuance of borrowings	70,184	2,084	41,250
Common shares repurchased	(55,683)	(161,829)	(2,103)
Repayments of borrowings	(49,645)	(83,360)	(8,702)
Deferred payments of acquisitions	(30,866)	(19,348)	(2,255)
Dividends paid	(30,136)	(29,970)	(29,553)
Net (repayments of) proceeds from vehicle floor plan payable	(10,563)	(14,160)	14,384
Issuance of noncontrolling interest	3,777	—	6,000
Purchase of noncontrolling interest	(3,508)	—	(550)
Proceeds from (repayments of) bank overdrafts	3,410	1,636	(185)
Proceeds from exercise of stock options	—	25,129	481
Other	(639)	(425)	(33)
Net Cash Provided by (Used in) Financing Activities	31,027	(204,002)	18,734
Effect of Currency Exchange Rate Change	(3,029)	2,978	2,766
Net (Decrease) Increase in Cash and Cash Equivalents and Restricted Cash	(264,211)	209,010	(50,071)
Cash and Cash Equivalents and Restricted Cash at Beginning of Year	423,054	214,044	264,115
Cash and Cash Equivalents and Restricted Cash at End of Year	$158,843	$423,054	$214,044
Supplemental Cash Flow Information
Cash paid during the year for:
Income taxes	$39,000	$91,000	$28,000
Interest	$30,000	$31,000	$30,000
See accompanying Notes to Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY

(in thousands)	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
As of December 31, 2018	$964	$19,036	$378,837	$6,236,125	$203,829	$(3,922,009)	$—	$2,916,782	$4,346
Net income for the year				327,879				327,879
Issuance of noncontrolling interest							6,556	6,556
Acquisition of redeemable noncontrolling interest								—	1,715
Net loss attributable to noncontrolling interest				152			(152)	—
Acquisition of noncontrolling interest							1,153	1,153
Net income attributable to redeemable noncontrolling interests				(176)				(176)	176
Change in redemption value of redeemable noncontrolling interests			32					32	(32)
Dividends paid on common stock				(29,553)				(29,553)
Repurchase of Class B common stock						(2,103)		(2,103)
Issuance of Class B common stock, net of restricted stock award forfeitures			(3,721)			3,960		239
Amortization of unearned stock compensation and stock option expense			6,521					6,521
Other comprehensive income, net of income taxes					99,466			99,466
Purchase of redeemable noncontrolling interest								—	(550)
As of December 31, 2019	964	19,036	381,669	6,534,427	303,295	(3,920,152)	7,557	3,326,796	5,655
Net income for the year				299,968				299,968
Net loss attributable to noncontrolling interest				386			(386)	—
Acquisition of redeemable noncontrolling interest								—	6,005
Net loss attributable to redeemable noncontrolling interests				11				11	(11)
Change in redemption value of redeemable noncontrolling interests							273	273	279
Distribution to noncontrolling interest							(353)	(353)
Dividends paid on common stock				(29,970)				(29,970)
Repurchase of Class B common stock						(161,829)		(161,829)
Issuance of Class B common stock, net of restricted stock award forfeitures			(411)			24,988		24,577
Amortization of unearned stock compensation and stock option expense			6,901					6,901
Other comprehensive income, net of income taxes					300,019			300,019
As of December 31, 2020	964	19,036	388,159	6,804,822	603,314	(4,056,993)	7,091	3,766,393	11,928
Net income for the year				353,327				353,327
Noncontrolling interest capital contribution							3,350	3,350
Net income attributable to noncontrolling interests				(1,943)			1,943	—
Acquisition of redeemable noncontrolling interest								—	6,617
Net loss attributable to redeemable noncontrolling interests				691				691	(691)
Change in redemption value of redeemable noncontrolling interests			292				257	549	(35)
Distribution to noncontrolling interest							(555)	(555)
Dividends paid on common stock				(30,136)				(30,136)
Repurchase of Class B common stock						(55,683)		(55,683)
Issuance of Class B common stock, net of restricted stock award forfeitures			(5,593)			4,654		(939)
Amortization of unearned stock compensation and stock option expense			6,598					6,598
Other comprehensive income, net of income taxes					368,074			368,074
Purchase of redeemable noncontrolling interest								—	(3,508)
As of December 31, 2021	$964	$19,036	$389,456	$7,126,761	$971,388	$(4,108,022)	$12,086	$4,411,669	$14,311
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
Television broadcasting. As of December 31, 2021, the Company owned seven television stations located in Houston, TX; Detroit, MI; Orlando, FL; San Antonio, TX; Roanoke, VA; and two stations in Jacksonville, FL. All stations are network-affiliated except for WJXT in Jacksonville, FL.
Manufacturing—The Company’s manufacturing businesses include Hoover, Dekko, Joyce/Dayton and Forney.
Other—The Company’s other business operations include automotive dealerships, restaurants and entertainment venues, consumer internet brands, custom framing services and home health and hospice services.
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation. The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the U.S. and include the assets, liabilities, results of operations and cash flows of the Company and its majority-owned and controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
The Company assessed certain accounting matters that generally require consideration of forecasted financial information, in context with the information reasonably available to the Company and the unknown future impacts of the novel coronavirus (COVID-19) pandemic as of December 31, 2021 and through the date of this filing. The accounting matters assessed included, but were not limited to, the Company’s carrying value of goodwill and other long-lived assets, allowance for doubtful accounts, inventory valuation and related reserves, fair value of financial assets, valuation allowances for tax assets and revenue recognition. Other than the goodwill and other long-lived asset impairment charges (see Notes 9, 12 and 19), there were no other impacts to the Company’s consolidated financial statements as of and for the year ended December 31, 2021 resulting from our assessments. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods.
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
Fair Value of Financial Instruments. The carrying amounts reported in the Company’s Consolidated Financial Statements for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities, the current portion of deferred revenue and the current portion of debt approximate fair value because of the short-term nature of these financial instruments. The fair value of long-term debt is determined based on a number of observable inputs, including the current market activity of the Company’s publicly traded notes, trends in investor demands and market values of comparable publicly traded debt. The fair value of interest rate hedges are determined based on a number of observable inputs, including time to maturity and market interest rates.
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
Goodwill and Other Intangible Assets. Goodwill is the excess of purchase price over the fair value of identified net assets of businesses acquired. The Company’s intangible assets with an indefinite life are principally from trade names and trademarks, franchise agreements and Federal Communications Commission (FCC) licenses. Amortized intangible assets are primarily student and customer relationships and trade names and trademarks, with amortization periods up to 15 years. Costs associated with renewing or extending intangible assets are insignificant and expensed as incurred.
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
Investments in Affiliates. The Company uses the equity method of accounting for its investments in and earnings or losses of affiliates that it does not control, but over which it exerts significant influence. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of an investee between 20% and 50%. The Company also uses the equity method of accounting for its investments in a partnership or limited liability company with specific ownership accounts, if the Company has an ownership interest of 3% or more. The Company considers whether the fair values of any of its equity method investments have declined below their carrying values whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considered any such decline to be other than temporary (based on various factors, including historical financial results, product development activities and the overall health of the affiliate’s industry), a write-down would be recorded to estimated fair value.
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
One Kaplan International business has a contract with a customer consisting of two performance obligations which consisted entirely of variable consideration at contract inception. The Company allocates revenue to each performance obligation based on the expected cost plus a margin. The margin was determined by a market assessment. Revenue is recognized over time, using an input method, as the customer simultaneously benefits from the services as delivery occurs. The Company records a contract asset associated with this Kaplan International contract as the right to revenue is dependent on something other than the passage of time.
Higher Education (KHE). KHE primarily provides non-academic operations support services to Purdue University Global (Purdue Global) pursuant to a Transition and Operations Support Agreement (TOSA). This contract has a 30-year term and consists of one performance obligation, which represents a series of daily promises to provide support services to Purdue Global. The transaction price is entirely made up of variable consideration related to the reimbursement of KHE support costs and the KHE fee. The TOSA outlines a payment structure, which dictates how cash will be distributed at the end of Purdue Global’s fiscal year, which is the 30th of June. The collectability of the KHE support costs and KHE fee is entirely dependent on the availability of cash at the end of the fiscal year. This variable consideration is constrained based on fiscal year forecasts prepared for Purdue Global. The forecasts are updated throughout the fiscal year until the uncertainty is ultimately resolved, which is at the end of each Purdue Global fiscal year. As KHE’s performance obligation is made up of a series, the variable consideration is allocated to the distinct service period to which it relates, which is the Purdue Global fiscal year.
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
Kaplan Supplemental Education. Supplemental Education offers test preparation services and materials to students, as well as professional training and exam preparation for professional certifications and licensures to students. Generally, Supplemental Education contracts consist of multiple performance obligations as promises for these services are distinct within the context of the contract. The transaction price is stated in the contract and known at the time of contract inception, therefore no variable consideration exists. Revenue is allocated to each performance obligation based on its standalone selling price. Supplemental Education generally determines standalone selling prices based on the prices charged to students and professionals. Any discounts within the contract are allocated across all performance obligations unless observable evidence exists that the discount relates to a specific performance obligation in the contract.
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
Manufacturing Revenue. Manufacturing revenue consists primarily of product sales generated by four businesses: Hoover, Dekko, Joyce, and Forney. The Company has determined that each item ordered by the customer is a distinct performance obligation as it has standalone value and is distinct within the context of the contract. For arrangements with multiple performance obligations, the Company initially allocates the transaction price to each obligation based on its standalone selling price, which is the retail price charged to customers. Any discounts within the contract are allocated across all performance obligations unless observable evidence exists that the discount relates to a specific performance obligation or obligations in the contract.
The Company sells some products and services with a right of return. This right of return constitutes variable consideration and is constrained from revenue recognition on a portfolio basis, using the expected value method until the refund period expires.
The Company recognizes revenue when or as control transfers to the customer. Some manufacturing revenue is recognized ratably over the manufacturing period, if the product created for the customer does not have an alternative use to the Company and the Company has an enforceable right to payment for performance completed to date. The determination of the method by which the Company measures its progress toward the satisfaction of its performance obligations requires judgment. The Company measures its progress for these products using the units delivered method, an output measure. These arrangements represented 21%, 23% and 28% of the manufacturing revenue recognized for the years ended December 31, 2021, 2020 and 2019, respectively.
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
New and used vehicle revenue contracts generally contain one performance obligation to deliver the vehicle to the customer in exchange for the stated contract consideration. Revenue is recognized at the point in time when control of the vehicle passes to the customer. F&I revenue is recognized at the point in time when the agreement between the customer and financing, insurance or service provider is executed. As the automotive subsidiary acts as an agent in these F&I revenue transactions, revenue is recognized net of any financing, insurance and service provider costs. Repair and maintenance services revenue is recognized over time, as the service is performed.
Other Revenue. Restaurant Revenue. Restaurant revenues consists of sales generated by Clyde’s Restaurant Group (CRG). Food and beverage revenue, net of discounts and taxes, is recognized at the point in time when it is delivered to the customer. Proceeds from the sale of gift cards are recorded as deferred revenue and recognized as revenue upon redemption by the customer.
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

Leaf Group Revenue. Leaf Group (Leaf) generates revenue through its media and marketplace businesses. Media revenue is primarily derived from advertisements displayed on Leaf’s online media properties. Revenue is recognized over time as the performance obligation is delivered. Revenue is generally recognized based on an output measure including impressions delivered, cost per click or time-based advertisements.
Marketplace revenue is primarily derived from the sale of products from Society6 and Saatchi Art Group. Each product ordered generally is accounted for as an individual performance obligation. Product revenue, net of discounts and taxes, is recognized when control of the promised good is transferred to the customer.
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
As of December 31, 2021 and 2020, the Company had $4.0 million and $5.9 million, respectively, in net, property, plant and equipment and current finance lease liabilities related to service loaner vehicles at the automotive subsidiary. Service loaner vehicles are generally purchased from the lessor within six months of contract commencement and upon purchase the vehicles are placed into used vehicle inventory at cost. The Company does not have any other significant financing leases.
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
Mandatorily Redeemable Noncontrolling Interest.  The Company’s mandatorily redeemable noncontrolling interest represents the noncontrolling interest in GHC One LLC (GHC One), a subsidiary of Graham Healthcare Group (GHG). The minority shareholders must liquidate their 5% interest in GHC One upon its required liquidation in 2026. This interest is reported as a noncurrent liability at December 31, 2021 and 2020 in the Consolidated Balance Sheets. The Company presents this liability at fair value, which is computed quarterly at the current redemption value. Changes in the redemption value is recorded as interest expense or income in the Company’s Consolidated Statement of Operations.
Redeemable Noncontrolling Interest.  The Company’s redeemable noncontrolling interest represents the noncontrolling interest in CSI Pharmacy Holding Company, LLC (CSI), which is 75% owned, Framebridge, which is 93.4% owned, and Weiss, which is 50.1% owned. CSI’s minority shareholders may put up to 50% of their shares to the Company. The first put period begins in 2022. A second put period for another tranche of shares begins in 2024. The minority shareholder of Framebridge has an option to put 20% of the shares to the Company annually starting in 2024. The minority shareholder of Weiss has an option to put 10% of the shares to the Company annually starting in 2026 and may put all of the shares starting in 2033. In March 2021, Hoover’s minority shareholders put the remaining outstanding shares to the Company. Following the redemption, the Company owns 100% of Hoover. Prior to the redemption, the Company owned 98.01% of Hoover. The Company presents the redeemable noncontrolling interests at the greater of its carrying amount or redemption value at the end of each reporting period in the Consolidated Balance Sheets. Changes in the redemption value are recorded to capital in excess of par value in the Company’s Consolidated Balance Sheets.
Comprehensive Income. Comprehensive income consists of net income, foreign currency translation adjustments, net changes in cash flow hedges, and pension and other postretirement plan adjustments.
Recently Adopted and Issued Accounting Pronouncements. In March 2020, the FASB issued guidance providing optional practical expedients and exceptions to ease the potential accounting impacts associated with the discontinuation of the London Interbank Offered Rate (LIBOR) or by other reference rates expected to be discontinued. The Company adopted the contract modification practical expedient in the fourth quarter of 2021 as it is in the process of modifying any contracts that reference a discontinuing reference rate. This guidance is not expected to have a significant impact on the Company’s Consolidated Financial Statements.
Other new accounting pronouncements issued but not effective until after December 31, 2021, are not expected to have a material impact on the Company’s Consolidated Financial Statements.
3.    ACQUISITIONS AND DISPOSITIONS OF BUSINESSES
Acquisitions. During 2021, the Company acquired six businesses: two in education, two in healthcare, one in automotive, and one in other businesses for $392.4 million in cash and contingent consideration and the assumption of floor plan payables. The assets and liabilities of the companies acquired were recorded at their estimated fair values at the date of the acquisition.
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
Kaplan acquired certain assets of Projects in Knowledge, a continuing medical education provider for healthcare professionals, and another small business in November 2021. These acquisitions are expected to build upon Kaplan’s existing customer base in the medical and test preparation fields. Both business are included in Kaplan’s supplemental education division.
In December 2021, GHG acquired two businesses, a home health business in Florida and a 50.1% interest in Weiss, a physician practice specializing in allergies, asthma and immunology. The minority shareholder of Weiss has an option to put 10% of the shares to the Company annually starting in 2026 and may put all of the shares starting in 2033. The fair value of the redeemable noncontrolling interest in Weiss was $6.6 million at the acquisition date, determined using an income approach. These acquisitions are expected to expand the market the healthcare division serves and are included in healthcare.
On December 28, 2021, the Company’s automotive subsidiary acquired a Ford automotive dealership for cash and the assumption of $16.2 million in floor plan payables (see Note 6). In connection with the acquisition, the automotive subsidiary of the Company borrowed $22.5 million to finance the acquisition (see Note 11). The dealership will be operated and managed by an entity affiliated with Christopher J. Ourisman, a member of the Ourisman Automotive Group family of dealerships. The acquisition expands the Company’s automotive business operations and is included in automotive.
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
During 2019, the Company acquired eight businesses: one in education, three in healthcare, one in manufacturing, two in automotive and one in other businesses for $211.8 million in cash and contingent consideration and the assumption of $25.8 million in floor plan payables. The assets and liabilities of the companies acquired were recorded at their estimated fair values at the date of acquisition.
On January 31, 2019, the Company acquired an interest in two automotive dealerships for cash and the assumption of floor plan payables (see Note 6). In connection with the acquisition, the automotive subsidiary of the Company borrowed $30 million to finance the acquisition and entered into an interest rate swap to fix the interest rate on the debt at 4.7% per annum. The Company has a 90% interest in the automotive subsidiary. The Company also entered into a management services agreement with an entity affiliated with Christopher J. Ourisman, a member of the Ourisman Automotive Group family of dealerships. Mr. Ourisman and his team operate and manage the dealerships. The Company paid a fee of $2.3 million for the year ended December 31, 2019 in connection with the management services provided under this agreement. In addition, the Company advanced $3.5 million to the minority shareholder, an entity controlled by Mr. Ourisman, at an interest rate of 6% per annum. The minority shareholder has the option to acquire up to an additional 10% interest in the automotive subsidiary. The acquisition is expected to provide benefits in the future by diversifying the Company’s business operations and is included in automotive.
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
On July 31, 2019, the Company closed its acquisition of Clyde’s Restaurant Group. At the date of acquisition, CRG owned and operated 13 restaurants and entertainment venues in the Washington, D.C. metropolitan area, including Old Ebbitt Grill and The Hamilton. In connection with the acquisition, the Company entered into several leases with an entity affiliated with some of CRG’s senior managers. The acquisition is expected to provide benefits in the future by diversifying the Company’s business operations and is included in other businesses.
In September 2019, Joyce/Dayton Corp. acquired the assets of a small business. The acquisition is expected to complement current product offerings and is included in manufacturing.
On December 1, 2019, GHG acquired 75% of the preferred shares of CSI Pharmacy Holding Company, LLC. In connection with the acquisition, CSI entered into an $11.25 million Term Loan to finance the acquisition. CSI is a specialty and home infusion pharmacy, which provides intravenous immunoglobulin therapies to patients. The minority shareholders may put up to 50% of their preferred shares to GHG and the first put period begins in 2022. A second put period for another tranche of preferred shares begins in 2024. The fair value of the redeemable noncontrolling interest in CSI was $1.7 million at the acquisition date, determined using an income approach. The acquisition is expected to expand the product offerings of the healthcare division.
Acquisition-related costs for acquisitions that closed during 2021, 2020 and 2019 were $3.0 million, $1.1 million and $3.0 million, respectively, and were expensed as incurred. The aggregate purchase price of these acquisitions was allocated as follows, based on acquisition date fair values to the following assets and liabilities:

	Purchase Price Allocation
	Year Ended December 31
(in thousands)	2021	2020	2019
Accounts receivable	$18,835	$745	$6,762
Inventory	25,420	3,496	34,134
Property, plant and equipment	12,661	3,346	56,391
Lease right-of-use assets	26,333	6,580	98,505
Goodwill	205,003	73,951	84,669
Indefinite-lived intangible assets	22,200	—	46,900
Amortized intangible assets	100,800	14,589	21,291
Other assets	4,899	975	8,308
Deferred income taxes	42,850	15,958	(2,703)
Floor plan payables	(16,198)	—	(25,755)
Other liabilities	(52,421)	(14,917)	(42,555)
Current and noncurrent lease liabilities	(26,286)	(6,593)	(99,131)
Redeemable noncontrolling interest	(6,617)	(6,005)	(1,715)
Noncontrolling interest	—	—	(1,154)
Aggregate purchase price, net of cash acquired	$357,479	$92,125	$183,947
The 2021 fair values recorded were based upon valuations and the estimates and assumptions used in such valuations are subject to change within the measurement period (up to one year from the acquisition date). The recording of deferred tax assets or liabilities, working capital and the final amount of residual goodwill and other intangibles are not yet finalized. The 2019 values above reflect a measurement period adjustment related to the lease right-of-use assets, current and noncurrent lease liabilities and the finalization of working capital. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill recorded due to these acquisitions is attributable to the assembled workforces of the acquired companies and expected synergies. The Company expects to deduct $79.4 million, $3.2 million and $70.7 million of goodwill for income tax purposes for the acquisitions completed in 2021, 2020 and 2019, respectively.
The acquired companies were consolidated into the Company’s financial statements starting on their respective acquisition dates. The Company’s Consolidated Statements of Operations include aggregate revenue and operating loss of $132.4 million and $14.2 million, respectively, for the year ended December 31, 2021. The following unaudited pro forma financial information presents the Company’s results as if the current year acquisitions had occurred at the beginning of 2020. The unaudited pro forma information also includes the 2020 acquisitions as if they occurred at the beginning of 2019 and the 2019 acquisitions as if they had occurred at the beginning of 2018:

	Year Ended December 31
(in thousands)	2021	2020	2019
Operating revenues	$3,513,689	$3,323,427	$3,089,712
Net income	358,890	279,810	304,734
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

Other Transactions. In March 2019, a Hoover minority shareholder put some shares to the Company, which had a redemption value of $0.6 million. Following the redemption, the Company owned 98.01% of Hoover. In March 2021, Hoover’s minority shareholders put the remaining outstanding shares to the Company, which had a redemption value of $3.5 million. Following the redemption, the Company owns 100% of Hoover.
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
As of December 31, 2021, the Company holds a controlling financial interest in GHC One and therefore includes the assets, liabilities, results of operations and cash flows in its consolidated financial statements. GHC One acquired CSI and another small business during 2019, and Weiss during 2021. The Company accounts for the minority ownership of the group of senior managers as a mandatorily redeemable noncontrolling interest (see Note 2).
4.    INVESTMENTS
Money Market Investments. As of December 31, 2021, the Company had no money market investments, compared to $268.8 million at December 31, 2020, that are classified as cash and cash equivalents in the Company’s Consolidated Balance Sheets.
Investments in Marketable Equity Securities. Investments in marketable equity securities consist of the following:

	As of December 31
(in thousands)	2021	2020
Total cost	$273,201	$232,847
Gross unrealized gains	537,915	340,255
Gross unrealized losses	(1,119)	—
Total Fair Value	$809,997	$573,102
At December 31, 2021 and 2020, the Company owned 44,430 and 28,000 shares, respectively, in Markel Corporation (Markel) valued at $54.8 million and $28.9 million, respectively. The Co-Chief Executive Officer of Markel, Mr. Thomas S. Gayner, is a member of the Company’s Board of Directors. As of December 31, 2021, there was no marketable equity security holding that exceeded 5% of the Company’s total assets.
The Company purchased $48.0 million, $20.0 million and $7.5 million of marketable equity securities during 2021, 2020 and 2019, respectively.
During 2021, 2020 and 2019, the gross cumulative realized net gains from the sales of marketable equity securities were $46.0 million, $23.0 million and $9.5 million, respectively. The total proceeds from such sales were $65.5 million, $93.8 million and $19.3 million, respectively.
The net gain (loss) on marketable equity securities comprised the following:

	Year ended December 31
(in thousands)	2021	2020	2019
Gain on marketable equity securities, net	$243,088	$60,787	$98,668
Less: Net (gains) losses in earnings from marketable equity securities sold and donated	(17,830)	13,382	(2,810)
Net unrealized gains in earnings from marketable equity securities still held at the end of the year	$225,258	$74,169	$95,858
Investments in Affiliates. As of December 31, 2021, the Company held an approximate 12% interest in Intersection Holdings, LLC (Intersection), and accounts for its investment under the equity method. The Company holds two of the ten seats of Intersection’s governing board, which allows the Company to exercise significant influence over Intersection. As of December 31, 2021, the Company also held investments in several other affiliates; GHG held a 40% interest in Residential Home Health Illinois, a 42.5% interest in Residential Hospice Illinois, a 40% interest in the joint venture formed between GHG and a Michigan hospital, and a 40% interest in the joint venture formed between GHG and Allegheny Health Network (AHN). For the years ended December 31, 2021, 2020 and 2019, the Company recorded $10.9 million, $9.6 million and $9.3 million, respectively, in revenue for services provided to the affiliates of GHG.
The Company had $52.5 million and $26.1 million in its investment account that represents cumulative undistributed income in its investments in affiliates as of December 31, 2021 and 2020, respectively.
In the third quarter of 2021, the Company recorded an impairment charge of $6.6 million on one of its investments in affiliates as a result of the challenging economic environment for this business following an announcement by the Chinese government to reform the education sector for private education companies. In the first quarter of 2020, the Company recorded impairment charges of $3.6 million on two of its investments in affiliates as a result of the challenging economic environment for these businesses, of which $2.7 million related to the Company’s investment in Framebridge. It is reasonably possible that further COVID-19 disruptions could result in additional impairment charges related to the Company’s investments in affiliates should the impact of COVID-19 not dissipate or have a worsening adverse impact on our affiliates in future periods. The Company records its share of the earnings or losses of its affiliates from their most recent available financial statements. In some instances, the reporting period of the affiliates’ financial statements lags the Company’s financial reporting period, but such lag is never more than three months. It is possible that the Company’s results of operations for the year ended December 31, 2021 does not capture the impact of the COVID-19 pandemic on the earnings or losses of the affiliates whose financial results are recorded on a lag basis.
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
Additionally, Kaplan International Holdings Limited (KIHL) held a 45% interest in a joint venture formed with University of York. KIHL loaned the joint venture £22 million, which loan is repayable over 25 years at an interest rate of 7% and guaranteed by the University of York. The loan is repayable by December 2041.
Summarized Financial Data of Nonconsolidated Affiliates. The Company's investments in affiliates consists of investments in private equity funds and other operating entities that it does not control, but over which it exerts significant influence. The following tables present summarized financial data for the Company's nonconsolidated affiliates. The amounts included in the tables below present 100% of the balance sheets and the results of operations of such nonconsolidated affiliates accounted for under the equity method.
The Company’s ownership in private equity fund partnerships varies between approximately 4% and 10%; the Company’s related investment balance included in Investments in Affiliates was $72.8 million and $41.1 million as of December 31, 2021 and 2020, respectively.
The summarized balance sheet data of the private equity fund investments consists of the following:

	As of December 31
(in thousands)	2021	2020
Investments in securities, at estimated fair value	$2,039,368	$1,500,192
Other currents assets	28,590	24,111
Total assets	$2,067,958	$1,524,303
Total liabilities	4,790	7,488
Total partners’ capital	2,063,168	1,516,815
Total liabilities and partners’ capital	$2,067,958	$1,524,303
The summarized operating data of the private equity fund investments was as follows:

	Year ended December 31
(in thousands)	2021	2020	2019
Net investment loss	$(13,324)	$(15,301)	$(13,691)
Net realized gain on investments	190,368	440	79,443
Net change in unrealized appreciation on investments	1,043,627	525,588	150,641
Increase in net assets from operations	$1,220,671	$510,727	$216,393

The summarized balance sheet data of the operating entity investments consists of the following:

	As of December 31
(in thousands)	2021	2020
Current assets	$203,274	$164,526
Noncurrent assets	569,505	566,053
Total assets	$772,779	$730,579
Current liabilities	219,220	428,735
Noncurrent liabilities	329,965	264,807
Total liabilities	$549,185	$693,542
Noncontrolling interests	$(80,604)	$(103,829)
The summarized operating data of the operating entity investments was as follows:

	Year ended December 31
(in thousands)	2021	2020	2019
Net sales	$358,928	$312,194	$438,168
Gross profit	146,312	11,217	103,510
Net income (loss)	135,241	(206,504)	(125,146)
Net income (loss) attributable to the entity	102,829	(148,394)	(81,268)
Cost Method Investments. The Company held investments without readily determinable fair values in a number of equity securities that are accounted for as cost method investments, which are recorded at cost, less impairment, and adjusted for observable price changes for identical or similar investments of the same issuer. The carrying value of these investments was $48.9 million and $35.7 million as of December 31, 2021 and 2020, respectively. During the years ended December 31, 2021, 2020 and 2019, the Company recorded gains of $11.8 million, $4.2 million and $5.1 million, respectively, to those equity securities based on observable transactions. For the year ended December 31, 2020, the Company recorded impairment losses of $7.3 million to those securities.
5.    ACCOUNTS RECEIVABLE, ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts receivable consist of the following:

	As of December 31
(in thousands)	2021	2020
Receivables from contracts with customers, less estimated credit losses of $21,836 and $21,494	$589,582	$519,577
Other receivables	17,889	17,579
	$607,471	$537,156
The changes in estimated credit losses was as follows:

(in thousands)	Balance at Beginning of Period	Additions – Charged to Costs and Expenses	Deductions	Balance at End of Period
2021	$21,494	$6,824	$(6,482)	$21,836
2020	14,276	10,667	(3,449)	21,494
2019	14,775	1,706	(2,205)	14,276
Accounts payable and accrued liabilities consist of the following:

	As of December 31
(in thousands)	2021	2020
Accounts payable	$126,985	$106,215
Accrued compensation and related benefits	179,307	135,493
Other accrued liabilities	277,337	278,528
	$583,629	$520,236
Cash overdrafts of $5.5 million and $2.1 million are included in accounts payable and accrued liabilities at December 31, 2021 and 2020, respectively.

6.    INVENTORIES, CONTRACTS IN PROGRESS AND VEHICLE FLOOR PLAN PAYABLE
Inventories and contracts in progress consist of the following:

	As of December 31
(in thousands)	2021	2020
Raw materials	$54,944	$45,382
Work-in-process	11,506	10,402
Finished goods	72,796	64,061
Contracts in progress	2,225	777
	$141,471	$120,622
The Company finances new and used vehicle inventory through standardized floor plan facilities with Truist Bank (Truist floor plan facility) and Ford Motor Credit Company (Ford floor plan facility). The Truist floor plan facility bore interest at variable rates that were based on LIBOR plus 1.15% per annum. On December 28, 2021, the Company entered into an amended agreement with Truist modifying the interest rate to Secured Overnight Financing Rate (SOFR) plus 1.19% per annum. The Ford floor plan facility bears interest at variable rates that are based on the prime rate, with a floor of 3.5%, plus 1.5% per annum. The weighted average interest rate for the floor plan facilities was 1.1%, 1.7% and 3.3% for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, the aggregate capacity under the floor plan facilities was $70.9 million, of which $31.6 million had been utilized, and is included in accounts payable and accrued liabilities in the Consolidated Balance Sheet. Changes in the vehicle floor plan payable are reported as cash flows from financing activities in the Consolidated Statements of Cash Flows.
The floor plan facility is collateralized by vehicle inventory and other assets of the relevant dealership subsidiary, and contains a number of covenants, including, among others, covenants restricting the dealership subsidiary with respect to the creation of liens and changes in ownership, officers and key management personnel. The Company was in compliance with all of these restrictive covenants as of December 31, 2021.
The floor plan interest expense related to the vehicle floor plan arrangements is offset by amounts received from manufacturers in the form of floor plan assistance capitalized in inventory and recorded against cost of goods sold in the Consolidated Statements of Operations when the associated inventory is sold. For the years ended December 31, 2021, 2020 and 2019, the Company recognized a reduction in cost of goods sold of $2.7 million, $2.1 million and $1.8 million, respectively, related to manufacturer floor plan assistance.
7.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

	As of December 31
(in thousands)	2021	2020
Land	$73,651	$19,394
Buildings	211,758	176,653
Machinery, equipment and fixtures	419,778	398,334
Leasehold improvements	215,640	229,512
Construction in progress	19,517	25,301
	940,344	849,194
Less accumulated depreciation	(472,218)	(470,908)
	$468,126	$378,286
Depreciation expense was $71.4 million, $74.3 million, and $59.3 million in 2021, 2020 and 2019, respectively.
The Company capitalized $2.1 million of interest related to the construction of buildings in 2019.
The Company recorded property, plant and equipment impairment charges of $2.4 million, $2.3 million and $0.3 million in 2021, 2020 and 2019, respectively. The Company estimated the fair value of the property, plant and equipment using income and market approaches.

8.    LEASES
The components of lease expense were as follows:

	Year ended December 31
(in thousands)	2021	2020	2019
Operating lease cost	$96,078	$113,669	$104,007
Short-term and month-to-month lease cost	17,724	21,862	19,267
Variable lease cost	20,889	18,718	20,582
Sublease income	(16,918)	(18,508)	(20,108)
Total net lease cost	$117,773	$135,741	$123,748
The Company recorded impairment charges of $3.9 million, $11.4 million and $1.1 million in 2021, 2020 and 2019, respectively. The Company estimated the fair value of the right-of-use assets using an income approach.
In connection with the sale of the KHE Campuses (KHEC) business, the Company is the guarantor of several leases for which it has established ROU assets and lease liabilities. Any net lease cost or sublease income related to these leases is recorded in other non-operating income. The total net lease cost related to these leases was $0.1 million, $0.8 million and $0.8 million for 2021, 2020 and 2019, respectively.
Supplemental information related to leases was as follows:

	Year ended December 31
(in thousands)	2021	2020	2019
Cash Flow Information:
Operating cash flows from operating leases (payments)	$105,164	$113,664	$112,671
Right-of-use assets obtained in exchange for new operating lease liabilities (noncash)	59,409	27,031	236,714

		As of December 31
		2021	2020
Balance Sheet Information:
Lease right-of-use assets		$437,969	$462,560

Current lease liabilities		$77,655	$86,797
Noncurrent lease liabilities		405,200	428,849
Total lease liabilities		$482,855	$515,646

Weighted average remaining lease term (years)		10.6	9.9
Weighted average discount rate		4.6%	4.4%
At December 31, 2021, maturities of lease liabilities were as follows:

(in thousands)	December 31, 2021
2022	$97,501
2023	79,854
2024	64,030
2025	50,392
2026	45,897
Thereafter	296,514
Total payments	634,188
Less: Imputed interest	(151,333)
Total	$482,855
As of December 31, 2021, the Company has entered into operating leases, including educational and other facilities, that have not yet commenced that have minimum lease payments of $6.6 million. These operating leases will commence in fiscal year 2022 with lease terms of two to 11 years.

9.    GOODWILL AND OTHER INTANGIBLE ASSETS
The Company changed the presentation of its segments in the third quarter of 2021 into the following seven reportable segments: Kaplan International, Higher Education, Supplemental Education, Television Broadcasting, Manufacturing, Healthcare and Automotive (see Note 19).
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
Amortization of intangible assets for the years ended December 31, 2021, 2020 and 2019, was $57.9 million, $56.8 million and $53.2 million, respectively. Amortization of intangible assets is estimated to be approximately $59 million in 2022, $51 million in 2023, $39 million in 2024, $31 million in 2025, $26 million in 2026 and $41 million thereafter.

The changes in the carrying amount of goodwill, by segment, were as follows:

(in thousands)	Education	Television Broadcasting	Manufacturing	Healthcare	Automotive	Other Businesses	Total
As of December 31, 2019
Goodwill	$1,140,958	$190,815	$234,993	$98,421	$39,121	$30,423	$1,734,731
Accumulated impairment losses	(331,151)	—	(7,616)	—	—	(7,685)	(346,452)
	809,807	190,815	227,377	98,421	39,121	22,738	1,388,279
Measurement period adjustment	154	—	—	—	—	—	154
Acquisitions	13,022	—	—	—	—	60,928	73,950
Impairment	—	—	—	—	—	(6,878)	(6,878)
Foreign currency exchange rate changes	29,245	—	—	—	—	—	29,245
As of December 31, 2020
Goodwill	1,183,379	190,815	234,993	98,421	39,121	91,351	1,838,080
Accumulated impairment losses	(331,151)	—	(7,616)	—	—	(14,563)	(353,330)
	852,228	190,815	227,377	98,421	39,121	76,788	1,484,750
Acquisitions	16,342	—	—	19,908	6,705	162,048	205,003
Impairment	—	—	(26,686)	—	—	—	(26,686)
Foreign currency exchange rate changes	(13,485)	—	—	—	—	—	(13,485)
As of December 31, 2021
Goodwill	1,186,236	190,815	234,993	118,329	45,826	253,399	2,029,598
Accumulated impairment losses	(331,151)	—	(34,302)	—	—	(14,563)	(380,016)
	$855,085	$190,815	$200,691	$118,329	$45,826	$238,836	$1,649,582
The changes in carrying amount of goodwill at the Company’s education division were as follows:

(in thousands)	Kaplan International	Higher Education	Supplemental Education	Total
As of December 31, 2019
Goodwill	$595,604	$174,564	$370,790	$1,140,958
Accumulated impairment losses	—	(111,324)	(219,827)	(331,151)
	595,604	63,240	150,963	809,807
Measurement period adjustment	154	—	—	154
Acquisitions	9,788	—	3,234	13,022
Foreign currency exchange rate changes	29,203	—	42	29,245
As of December 31, 2020
Goodwill	634,749	174,564	374,066	1,183,379
Accumulated impairment losses	—	(111,324)	(219,827)	(331,151)
	634,749	63,240	154,239	852,228
Acquisitions	—	—	16,342	16,342
Foreign currency exchange rate changes	(13,481)	—	(4)	(13,485)
As of December 31, 2021
Goodwill	621,268	174,564	390,404	1,186,236
Accumulated impairment losses	—	(111,324)	(219,827)	(331,151)
	$621,268	$63,240	$170,577	$855,085

Other intangible assets consist of the following:

		As of December 31, 2021			As of December 31, 2020
(in thousands)	Useful Life Range	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Student and customer relationships	2–10 years	$300,027	$206,714	$93,313	$294,077	$178,075	$116,002
Trade names and trademarks	2–15 years (1)	158,365	68,113	90,252	109,809	54,766	55,043
Network affiliation agreements	10 years	17,400	8,628	8,772	17,400	6,888	10,512
Databases and technology	3–6 years	36,585	26,464	10,121	34,864	19,924	14,940
Noncompete agreements	2–5 years	1,000	991	9	1,000	937	63
Other	1–8 years	68,500	23,847	44,653	24,800	16,714	8,086
		$581,877	$334,757	$247,120	$481,950	$277,304	$204,646
Indefinite-Lived Intangible Assets
Trade names and trademarks		$86,972			$87,429
Franchise agreements		44,058			21,858
FCC licenses		11,000			11,000
Licensure and accreditation		150			150
		$142,180			$120,437
____________

(1)	As of December 31, 2020, the trade names and trademarks’ maximum useful life was 10 years.
10.    INCOME TAXES
Income before income taxes consists of the following:

	Year Ended December 31
(in thousands)	2021	2020	2019
U.S.	$421,420	$403,295	$390,144
Non-U.S.	28,207	3,973	36,335
	$449,627	$407,268	$426,479
The provision for income taxes consists of the following:

(in thousands)	Current	Deferred	Total
Year Ended December 31, 2021
U.S. Federal	$20,806	$64,356	$85,162
State and Local	4,354	(435)	3,919
Non-U.S.	6,094	1,125	7,219
	$31,254	$65,046	$96,300
Year Ended December 31, 2020
U.S. Federal	$77,882	$6,669	$84,551
State and Local	8,083	4,954	13,037
Non-U.S.	6,958	2,754	9,712
	$92,923	$14,377	$107,300
Year Ended December 31, 2019
U.S. Federal	$16,500	$63,838	$80,338
State and Local	2,949	6,630	9,579
Non-U.S.	9,400	(717)	8,683
	$28,849	$69,751	$98,600

The provision for income taxes differs from the amount of income tax determined by applying the U.S. Federal statutory rate of 21% to the income before taxes as a result of the following:

	Year Ended December 31
(in thousands)	2021	2020	2019
U.S. Federal taxes at statutory rate (see above)	$94,422	$85,526	$89,561
State and local taxes, net of U.S. Federal tax	2,238	15,366	(4,064)
Valuation allowances against state tax benefits, net of U.S. Federal tax	859	(5,067)	11,632
Stock-based compensation	(24)	2,048	(1,743)
Valuation allowances against other non-U.S. income tax benefits	4,042	2,445	1,202
Other, net	(5,237)	6,982	2,012
Provision for Income Taxes	$96,300	$107,300	$98,600
The Company’s effective tax rate for 2021 was favorably impacted by a $17.2 million deferred tax adjustment arising from a change in the estimated deferred state income tax rate attributable to the apportionment formula used in the calculation of deferred taxes related to the Company’s pension and other postretirement plans. This benefit is included in the overall state tax provision of $2.2 million reflected above.
Deferred income taxes consist of the following:

	As of December 31
(in thousands)	2021	2020
Employee benefit obligations	$64,258	$72,787
Accounts receivable	3,554	3,795
State income tax loss carryforwards	63,050	53,499
State capital loss carryforwards	107	289
State income tax credit carryforwards	511	281
U.S. Federal income tax loss carryforwards	69,509	18,272
U.S. Federal foreign income tax credit carryforwards	970	992
Non-U.S. income tax loss carryforwards	18,877	15,802
Non-U.S. capital loss carryforwards	3,707	3,925
Leases	63,715	74,240
Other	6,396	6,214
Deferred Tax Assets	294,654	250,096
Valuation allowances	(57,603)	(47,217)
Deferred Tax Assets, Net	237,051	202,879
Prepaid pension cost	594,372	457,644
Unrealized gain on marketable equity securities	138,868	88,371
Goodwill and other intangible assets	103,497	90,921
Property, plant and equipment	15,451	15,807
Leases	51,668	61,148
Non-U.S. withholding tax	2,001	1,866
Deferred Tax Liabilities	905,857	715,757
Deferred Income Tax Liabilities, Net	$668,806	$512,878
The Company has $1,026.1 million of state income tax net operating loss carryforwards available to offset future state taxable income. During 2021, the Company recorded $115.4 million of state income tax loss carryforwards as a result of the Leaf acquisition. State income tax loss carryforwards, if unutilized, will start to expire approximately as follows:

(in millions)
2022	$1.9
2023	7.5
2024	7.5
2025	18.3
2026	14.5
2027 and after	976.4
Total	$1,026.1
The Company has recorded at December 31, 2021, $63.1 million in deferred state income tax assets, net of U.S. Federal income tax, with respect to these state income tax loss carryforwards. The Company has established $35.4 million in valuation allowances against these deferred state income tax assets, since the Company has determined that it is more likely than not that some of these state tax losses may not be fully utilized in the future to reduce state taxable income.
The Company has $331.0 million of U.S. Federal income tax loss carryforwards obtained as a result of prior stock acquisitions. During 2021, the Company recorded $262.5 million of U.S. Federal income tax loss carryforwards as a result of the Leaf acquisition. U.S. Federal income tax loss carryforwards are expected to be fully utilized as follows:

(in millions)
2022	$27.9
2023	27.4
2024	27.4
2025	24.4
2026	13.6
2027 and after	210.3
Total	$331.0
The Company has established at December 31, 2021, $69.5 million in U.S. Federal deferred tax assets with respect to these U.S. Federal income tax loss carryforwards.
For U.S. Federal income tax purposes, the Company has established U.S. Federal deferred tax assets with respect to $1.0 million of foreign tax credits available to be credited against future U.S. Federal income tax liabilities that will start to expire in 2023 if unutilized. The Company has recorded a full valuation allowance against these deferred tax assets since the Company determined that it is more likely than not these foreign tax credit carryforwards may not be utilized in the future to reduce U.S. Federal income taxes.
The Company has $87.1 million of non-U.S. income tax loss carryforwards as a result of operating losses and carryforwards that were obtained in part through prior stock acquisitions that are available to offset future non-U.S. taxable income and has recorded, with respect to these losses, $18.9 million in non-U.S. deferred income tax assets. The Company has established $14.9 million in valuation allowances against the deferred tax assets for the portion of non-U.S. tax losses that may not be utilized to reduce future non-U.S. taxable income. The $87.1 million of non-U.S. income tax loss carryforwards consist of $44.2 million in losses that may be carried forward indefinitely; $12.2 million of losses that, if unutilized, will expire in varying amounts through 2026; and $30.7 million of losses that, if unutilized, will start to expire after 2026.
The Company has $12.4 million of non-U.S. capital loss carryforwards that may be carried forward indefinitely and are available to offset future non-U.S. capital gains. The Company recorded a $3.7 million non-U.S. deferred income tax asset for these non-U.S. capital loss carryforwards and has established a full valuation allowance against this non-U.S. deferred tax asset since the Company has determined that it is more likely than not that the capital loss carryforwards may not be utilized to reduce taxable income in the future.
Deferred tax valuation allowances and changes in deferred tax valuation allowances were as follows:

(in thousands)	Balance at Beginning of Period	Tax Expense and Revaluation	Deductions	Balance at End of Period
Year ended
December 31, 2021	$47,217	$13,915	$(3,529)	$57,603
December 31, 2020	46,243	7,303	(6,329)	47,217
December 31, 2019	33,120	14,512	(1,389)	46,243
The Company has established $37.5 million in valuation allowances against deferred state tax assets recognized, net of U.S. Federal tax. As stated above, approximately $35.4 million of the valuation allowances, net of U.S. Federal income tax, relate to state income tax loss carryforwards. In most instances, the Company has established valuation allowances against deferred state income tax assets without considering potentially offsetting deferred tax liabilities established with respect to prepaid pension cost and goodwill. Prepaid pension cost and goodwill have not been considered a source of future taxable income for realizing those deferred state tax assets recognized since these temporary differences are not likely to reverse in the foreseeable future. However, certain deferred state tax assets have an indefinite life. As a result, the Company has considered deferred tax liabilities for prepaid pension cost and goodwill as a source of future taxable income for realizing those deferred state tax assets with indefinite lives. The valuation allowances established against deferred state income tax assets may increase or decrease within the next 12 months, based on operating results or the market value of investment holdings. In 2021, the Company released $1.8 million in valuation allowances against deferred state income tax assets at the healthcare division as the healthcare division generated positive operating results that support the realization of these deferred tax assets, net of the federal benefit. The Company will monitor future results on a quarterly basis to determine whether the valuation allowances provided against deferred state tax assets should be increased or decreased as future circumstances warrant.
The Company has established $19.1 million in valuation allowances against non-U.S. deferred tax assets, and, as stated above, $14.9 million of the non-U.S. valuation allowances relate to non-U.S. income tax loss carryforwards and $3.7 million relate to non-U.S. capital loss carryforwards. Valuation allowances established against non-U.S. deferred tax assets are recorded at the education division and other businesses. These non-U.S. valuation allowances may increase or decrease within the next 12 months, based on operating results. As a result, the Company is unable to estimate the potential tax impact, given the uncertain operating environment. The Company will monitor future education division and other businesses’ operating results and projected future operating results on a quarterly basis to determine whether the valuation allowances provided against non-U.S. deferred tax assets should be increased or decreased as future circumstances warrant.
The Company estimates that unremitted non-U.S. subsidiary earnings, when distributed, will not be subject to tax except to the extent non-U.S. withholding taxes are imposed. Approximately $2.0 million of deferred tax liabilities remain recorded on the books at December 31, 2021 with respect to future non-U.S. withholding taxes the Company estimated may be imposed on future cash distributions.
U.S. Federal and state tax liabilities may be recorded if the investment in non-U.S. subsidiaries become held for sale instead of being held indefinitely, but calculation of the tax due is not practicable.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was enacted, which included several technical corrections to the Tax Cuts and Jobs Act and provisions allowing certain net operating losses generated by businesses in 2018, 2019, and 2020 to be carried back five years. Overall, the CARES Act had limited impact on the Company’s tax provision for the year ended December 31, 2021.
On July 1, 2015 (the Distribution Date), the Company completed the spin-off of Cable ONE as an independent, publicly traded company. The transaction was structured as a tax-free spin-off of Cable ONE to the stockholders of the Company. Since July 1, 2015, Cable ONE has been an independent public company trading on the New York Stock Exchange under the symbol “CABO”. In connection with the CARES Act, Cable ONE has the ability to carryback its 2019 taxable losses to the tax period from January 1, 2015 to June 30, 2015, the period in which Cable ONE was included in the Company’s 2015 tax return. As a result, the Company amended its 2015 tax returns in order to accommodate Cable ONE’s request to carryback its 2019 taxable losses. The Company expects that this action will have no impact on the results or the financial position of the Company. To reflect the expected refund due to Cable ONE, the Company has included a $15.9 million current income tax receivable and a corresponding liability to Cable ONE on its balance sheet as of December 31, 2021.
The 2018 U.S. Federal tax return and subsequent years remain open to IRS examination. The Company files income tax returns with the U.S. Federal government and in various state, local and non-U.S. governmental jurisdictions, with the consolidated U.S. Federal tax return filing considered the only major tax jurisdiction.
The Company endeavors to comply with tax laws and regulations where it does business, but cannot guarantee that, if challenged, the Company’s interpretation of all relevant tax laws and regulations will prevail and that all tax benefits recorded in the financial statements will ultimately be recognized in full.
The following summarizes the Company’s unrecognized tax benefits, excluding interest and penalties, for the respective periods:

	Year Ended December 31
(in thousands)	2021	2020	2019
Beginning unrecognized tax benefits	$1,898	$1,572	$2,483
Increases related to current year tax positions	1,061	742	—
Increases related to prior year tax positions	45	656	1,072
Decreases related to prior year tax positions	—	—	—
Decreases related to settlement with tax authorities	—	(1,072)	(1,291)
Decreases due to lapse of applicable statutes of limitations	—	—	(692)
Ending unrecognized tax benefits	$3,004	$1,898	$1,572
The unrecognized tax benefits relate to federal and state research and development tax credits applicable to the 2019 to 2021 tax periods, as well as state income tax filing positions applicable to the 2012 to 2014 and 2020 tax periods. In making these determinations, the Company presumes that taxing authorities pursuing examinations of the Company’s compliance with tax law filing requirements will have full knowledge of all relevant information, and, if necessary, the Company will pursue resolution of disputed tax positions by appeals or litigation. Although the Company cannot predict the timing of resolution with tax authorities, the Company estimates that some of the unrecognized tax benefits may change in the next 12 months due to settlement with the tax authorities. The Company expects that a $1.8 million federal tax benefit and a $1.3 million state tax benefit, net of $0.3 million federal tax expense, will reduce the effective tax rate in the future if the unrecognized tax benefits are recognized.
The Company classifies interest and penalties related to uncertain tax positions as a component of interest and other expenses, respectively. As of December 31, 2021, the Company has not accrued interest related to the unrecognized tax benefits. The Company has not accrued any penalties related to the unrecognized tax benefits.
11.    DEBT
The Company’s borrowings consist of the following:

				As of December 31
(in thousands)	Maturities	Stated Interest Rate	Effective Interest Rate	2021	2020
Unsecured notes (1)	2026	5.75%	5.75%	$396,830	$396,112
Revolving credit facility	2023	1.52% - 3.75%	1.63%	209,643	74,686
Truist Bank commercial note	2029	2.08% - 2.14%	2.12%	—	25,250
Truist Bank commercial note (2)	2031	1.84% - 1.85%	1.87%	24,504	—
Truist Bank commercial note	2032	2.10%	2.10%	22,500	—
Pinnacle Bank term loan	2024	4.15%	4.18%	9,558	10,692
Pinnacle Bank line of credit	2022	3.25%	3.56%	—	2,295
Other indebtedness	2023 - 2030	0.00% - 16.00%		4,466	3,520
Total Debt				667,501	512,555
Less: current portion				(141,749)	(6,452)
Total Long-Term Debt				$525,752	$506,103
____________
(1)    The carrying value is net of $3.2 million and $3.9 million of unamortized debt issuance costs as of December 31, 2021 and 2020, respectively.
(2)    The carrying value is net of $0.1 million of unamortized debt issuance costs as of December 31, 2021.
The Company’s $400 million senior unsecured fixed-rate notes (the Notes), due June 1, 2026, are guaranteed, jointly and severally, on a senior unsecured basis, by certain of the Company’s existing and future domestic subsidiaries, as described in the terms of the indenture. The Notes have a coupon rate of 5.75% per annum, payable semi-annually on June 1 and December 1. The Company may redeem the Notes in whole or in part at any time at the respective redemption prices described in the indenture. At December 31, 2021 and 2020, the fair value of the Notes, based on quoted market prices (Level 2 fair value assessment), totaled $417.5 million and $421.7 million, respectively.
In May 2018, the Company entered into an amended $300 million unsecured five-year revolving credit facility (the Revolving Credit Facility) that is guaranteed, jointly and severally, by certain of the Company’s existing and future domestic subsidiaries. The Revolving Credit Facility matures on May 30, 2023; bears interest at the Company’s option, either at (a) a fluctuating interest rate equal to the highest of Wells Fargo’s prime rate, 0.5 percent above the Federal funds rate or the one-month Eurodollar rate plus 1%, or (b) the Eurodollar rate for the applicable currency and interest period as defined in the agreement, which is generally a periodic rate equal to LIBOR, CDOR, BBSY or SOR plus an applicable margin that depends on the Company’s consolidated debt to consolidated adjusted EBITDA; and has a commitment fee based on the Company’s leverage ratio, of between 0.15% and 0.25% on the undrawn portion. On November 23, 2021, the Company amended the Revolving Credit Facility to, among other things, update the benchmark interest rates for borrowings denominated in (i) U.S. dollars under its U.S. dollar tranche to be based on SOFR on or before the USD LIBOR transition date and (ii) British Pound (GBP) and Singapore dollars under its multicurrency tranche to be based on Sterling Overnight Index Average (SONIA) and Singapore Overnight Rate Average (SORA), respectively. The Company is required to maintain a Total Net Leverage Ratio of not greater than 3.5 to 1.0 and a consolidated interest coverage ratio of at least 3.5 to 1.0 based upon the ratio of consolidated adjusted EBITDA to consolidated interest expense as determined pursuant to the credit agreement. The outstanding balance on the Company’s revolving credit facility was $209.6 million as of December 31, 2021, consisting of borrowings of $137 million under its U.S. dollar tranche with interest payable at either 1 month USD LIBOR plus 1.50% or prime rate plus 0.5%, as applicable, and £54 million under its multicurrency tranche with interest payable at SONIA plus 1.50%.
On December 28, 2021, the Company’s automotive subsidiary entered into a commercial note with Truist Bank in an aggregate amount of $22.5 million. The commercial note is payable over a 10-year period in monthly installments of $0.2 million, plus accrued and unpaid interest, due on the first day of each month, with a final payment of the outstanding principal balance on January 1, 2032. The commercial note bears interest at variable rates based on SOFR plus 2.05% per annum. The commercial note contains terms and conditions, including remedies in the event of a default by the automotive subsidiary.
On October 21, 2021, the Company’s automotive subsidiary entered into a commercial note with Truist Bank in an aggregate principal amount of $24.75 million. The commercial note is payable over a 10-year period in monthly installments of $0.1 million, plus accrued and unpaid interest, due on the first day of each month, with a final payment of the outstanding principal balance on October 1, 2031. The commercial note bears interest at variable rates based on SOFR plus 1.8% per annum. The commercial note contains terms and conditions, including remedies in the event of a default by the automotive subsidiary. The automotive subsidiary used the net proceeds from this commercial note to repay the outstanding balance on the commercial note due in 2029. On the same date, the Company’s automotive subsidiary rolled its existing interest rate swap into a new interest rate swap agreement with a total notional value of $24.75 million and a maturity date of October 1, 2031. The new interest rate swap agreement will pay the automotive subsidiary variable interest on the $24.75 million notional amount based on SOFR plus 1.8% per annum and the automotive subsidiary will pay the counterparty a fixed rate of 4.118% per annum. The new interest rate swap agreement was entered into to convert the variable rate borrowing under this commercial note into a fixed rate borrowing. Based on the terms of the new interest rate swap agreement and the underlying borrowing, the new interest rate swap was determined to be effective and thus qualifies as a cash flow hedge.
On January 26, 2021, the GHG subsidiary amended its loan facility with Pinnacle Bank to decrease the principal of the term loan to $10.6 million, bearing interest at 4.15% per annum, and increase the two-year line of credit expiring on December 2, 2022 to $6.0 million, bearing interest at the greater of (a) 3.25% and (b) the sum of one-month LIBOR as in effect on the first business day of each month plus an applicable interest rate of 2.75%.
The fair value of the Company’s other debt, which is based on Level 2 inputs, approximates its carrying value as of December 31, 2021 and 2020. The Company is in compliance with all financial covenants of the Revolving Credit Facility, commercial notes, and Pinnacle Bank term loan and line of credit as of December 31, 2021.
During 2021 and 2020, the Company had average borrowings outstanding of approximately $545.2 million and $512.4 million, respectively, at average annual interest rates of approximately 4.8% and 5.1%, respectively. The Company incurred net interest expense of $30.5 million, $34.4 million and $23.6 million during 2021, 2020 and 2019, respectively.
For the years ended December 31, 2021 and 2020, the Company recorded interest expense of $4.1 million and $8.5 million, respectively, to adjust the fair value of the mandatorily redeemable noncontrolling interest. For the year ended December 31, 2019, the Company recorded interest income of $0.1 million to adjust the fair value of the mandatorily redeemable noncontrolling interest. Fair value adjustments are presented within interest expense and interest income in the Company’s Consolidated Statements of Operations and are reclassified to present the net change in fair value for each reporting period. The fair value of the mandatorily redeemable noncontrolling interest was based on the fair value of the underlying subsidiaries owned by GHC One, after taking into account any debt and other noncontrolling interests of its subsidiary investments. The fair value of the owned subsidiaries is determined by reference to either a discounted cash flow or EBITDA multiple, which approximates fair value (Level 3 fair value assessment).

12.    FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	As of December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities (1)	$809,997	$—	$—	$809,997
Other current investments (2)	7,230	7,218	—	14,448
Total Financial Assets	$817,227	$7,218	$—	$824,445
Liabilities
Deferred compensation plan liabilities (3)	$—	$31,589	$—	$31,589
Contingent consideration liabilities (4)	—	—	14,881	14,881
Interest rate swap (5)	—	2,049	—	2,049
Foreign exchange swap (6)	—	484	—	484
Mandatorily redeemable noncontrolling interest (7)	—	—	13,661	13,661
Total Financial Liabilities	$—	$34,122	$28,542	$62,664

	As of December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market investments (8)	$—	$268,841	$—	$268,841
Marketable equity securities (1)	573,102	—	—	573,102
Other current investments (2)	10,397	4,083	—	14,480
Total Financial Assets	$583,499	$272,924	$—	$856,423
Liabilities
Deferred compensation plan liabilities (3)	$—	$31,178	$—	$31,178
Contingent consideration liabilities (4)	—	—	37,174	37,174
Interest rate swap (5)	—	2,342	—	2,342
Foreign exchange swap (6)	—	259	—	259
Mandatorily redeemable noncontrolling interest (7)	—	—	9,240	9,240
Total Financial Liabilities	$—	$33,779	$46,414	$80,193
____________

(1)
The Company’s investments in marketable equity securities are held in common shares of U.S. and Canadian corporations that are actively traded on U.S. and Canadian stock exchanges. Price quotes for these shares are readily available.

(2)	Includes U.S. Government Securities, corporate bonds, mutual funds and time deposits. These investments are valued using a market approach based on the quoted market prices of the security or inputs that include quoted market prices for similar instruments and are classified as either Level 1 or Level 2 in the fair value hierarchy.
(3)	Includes Graham Holdings Company’s Deferred Compensation Plan and supplemental savings plan benefits under the Graham Holdings Company’s Supplemental Executive Retirement Plan, which are included in accrued compensation and related benefits. These plans measure the market value of a participant’s balance in a notional investment account that is comprised primarily of mutual funds, which are based on observable market prices. However, since the deferred compensation obligations are not exchanged in an active market, they are classified as Level 2 in the fair value hierarchy. Realized and unrealized gains (losses) on deferred compensation are included in operating income.
(4)	Included in Accounts payable and accrued liabilities and Other Liabilities. The Company determined the fair value of the contingent consideration liabilities using either a Monte Carlo simulation or probability-weighted analysis depending on the type of target included in the contingent consideration requirements (revenue, EBITDA, client retention). All analyses included estimated financial projections for the acquired businesses and acquisition-specific discount rates.
(5)	Included in Other Liabilities. The Company utilized a market approach model using the notional amount of the interest rate swap multiplied by the observable inputs of time to maturity and market interest rates.
(6)	Included in Accounts payable and accrued liabilities, and valued based on a valuation model that calculates the differential between the contract price and the market-based forward rate.
(7)	The fair value of the mandatorily redeemable noncontrolling interest is based on the fair value of the underlying subsidiaries owned by GHC One, after taking into account any debt and other noncontrolling interests of its subsidiary investments. The fair value of the owned subsidiaries is determined using enterprise value analyses which include an equal weighing between guideline public company and discounted cash flow analyses.
(8)	The Company’s money market investments are included in cash and cash equivalents and the value considers the liquidity of the counterparty.

The following table provides a reconciliation of changes in the Company’s financial liabilities measured at fair value on a recurring basis, using Level 3 inputs:

(in thousands)	Contingent consideration liabilities	Mandatorily redeemable noncontrolling interest
As of December 31, 2019	$13,546	$829
Acquisition of business	50,609	—
Changes in fair value (1)	(2,051)	8,483
Accretion of value included in net income (1)	2,895	—
Settlements or distributions	(28,061)	(72)
Foreign currency exchange rate changes	236	—
As of December 31, 2020	37,174	9,240
Acquisition of business	1,868	—
Changes in fair value (1)	(5,482)	4,077
Capital contributions	—	427
Accretion of value included in net income (1)	1,275	—
Settlements or distributions	(19,942)	(83)
Foreign currency exchange rate changes	(12)	—
As of December 31, 2021	$14,881	$13,661
____________

(1)	Changes in fair value and accretion of value of contingent consideration liabilities are included in Selling, general and administrative expenses and the changes in fair value of mandatorily redeemable noncontrolling interest is included in Interest expense in the Company’s Consolidated Statements of Operations.
For the years ended December 31, 2021, 2020 and 2019, the Company recorded goodwill and other long-lived asset impairment charges of $32.9 million, $30.2 million and $9.2 million, respectively (see Note 19). The remeasurement of goodwill and other long-lived assets is classified as a Level 3 fair value assessment due to the significance of unobservable inputs developed in the determination of the fair value. The Company used a discounted cash flow model to determine the estimated fair value of the reporting unit, indefinite-lived intangible assets, and other long-lived assets. A market value approach was also utilized to supplement the discounted cash flow model. The Company made estimates and assumptions regarding future cash flows, royalty rates, discount rates, market values, and long-term growth rates.
For the years ended December 31, 2021, 2020 and 2019, the Company recorded gains of $11.8 million, $4.2 million, and $5.1 million, respectively, to equity securities that are accounted for as cost method investments based on observable transactions for identical or similar investments of the same issuer. For the year ended December 31, 2020, the Company recorded impairment losses of $7.3 million to equity securities that are accounted for as cost method investments.
For the years ended December 31, 2021 and 2020, the Company recorded impairment charges of $6.6 million on one of its investments in affiliates and $3.6 million on two of its investments in affiliates, respectively (see Note 4).
13.    REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company generated 78%, 78% and 76% of its revenue from U.S. domestic sales in 2021, 2020 and 2019, respectively. The remaining 22%, 22%, and 24% of revenue was generated from non-U.S. sales.
In 2021, 2020 and 2019, the Company recognized 67%, 73%, and 73%, respectively, of its revenue over time as control of the services and goods transferred to the customer. The remaining 33%, 27% and 27%, respectively, of revenue was recognized at a point in time, when the customer obtained control of the promised goods.
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
Contract Assets. As of December 31, 2021, the Company recognized a contract asset of $17.7 million related to a contract at a Kaplan International business, which is included in Deferred Charges and Other Assets. The Company expects to recognize an additional $495.9 million related to the remaining performance obligation in the contract over the next eleven years. As of December 31, 2020, the contract asset was $8.7 million.

Deferred Revenue. The Company records deferred revenue when cash payments are received or due in advance of the Company’s performance, including amounts which are refundable. The following table presents the change in the Company’s deferred revenue balance during the year ended December 31, 2021:

	As of
	December 31, 2021	December 31, 2020%
(in thousands)			Change
Deferred revenue	$363,065	$343,322	6
In April 2020, GHG received $31.5 million under the expanded Medicare Accelerated and Advanced Payment Program modified by the CARES Act as a result of COVID-19. The Department of Health and Human Services began to recoup this advance 365 days after the payment was issued and for the year ended December 31, 2021, $18.9 million of the balance was recognized as revenue for claims submitted for eligible services. The remaining amount is included in the current deferred revenue balance on the Consolidated Balance Sheet as of December 31, 2021. As of December 31, 2020, the $31.5 million balance was included in the current and noncurrent deferred revenue balances on the Consolidated Balance Sheet.
The majority of the change in the deferred revenue balance is due to increased enrollment in the Kaplan International division as a result of recovery from COVID-19 and current year acquisitions, offset by the advanced Medicare payment. During the year ended December 31, 2021, the Company recognized $278.6 million from the Company’s deferred revenue balance as of December 31, 2020.
Revenue allocated to remaining performance obligations represents deferred revenue amounts that will be recognized as revenue in future periods. As of December 31, 2021, the deferred revenue balance related to certain medical and nursing qualifications with an original contract length greater than twelve months at Kaplan Supplemental Education was $8.8 million. Kaplan Supplemental Education expects to recognize 72% of this revenue over the next twelve months and the remainder thereafter.
Costs to Obtain a Contract. The following table presents changes in the Company’s costs to obtain a contract asset:

(in thousands)	Balance at Beginning of Year	Costs Associated with New Contracts	Less: Costs Amortized During the Year	Other	Balance at End of Year
2021	$24,363	$61,214	$(59,116)	$(380)	$26,081
2020	31,020	51,891	(58,855)	307	24,363
2019	21,311	66,607	(57,741)	843	31,020
The majority of other activity was related to currency translation adjustments in 2021, 2020, and 2019.
14.    CAPITAL STOCK, STOCK AWARDS AND STOCK OPTIONS
Capital Stock.  Each share of Class A common stock and Class B common stock participates equally in dividends. The Class B stock has limited voting rights and as a class has the right to elect 30% of the Board of Directors; the Class A stock has unlimited voting rights, including the right to elect a majority of the Board of Directors.
During 2021, 2020, and 2019 the Company purchased a total of 93,969, 406,112, and 3,392 shares, respectively, of its Class B common stock at a cost of approximately $55.7 million, $161.8 million, and $2.1 million, respectively. On September 10, 2020, the Board of Directors authorized the Company to purchase up to 500,000 shares of its Class B Common Stock. The Company did not announce a ceiling price or time limit for the purchases. At December 31, 2021, the Company had remaining authorization from the Board of Directors to purchase up to 270,182 shares of Class B common stock.
Stock Awards.  In 2012, the Company adopted an incentive compensation plan (the 2012 Plan), which, among other provisions, authorizes the awarding of Class B common stock to key employees in the form of stock awards, stock options and other awards involving the actual transfer of shares. All stock awards, stock options and other awards involving the actual transfer of shares issued subsequent to the adoption of this plan are covered under this incentive compensation plan. Stock awards made under the 2012 Plan are primarily subject to the general restriction that stock awarded to a participant will be forfeited and revert to Company ownership if the participant’s employment terminates before the end of a specified period of service to the Company. The number of Class B common shares authorized for issuance under the 2012 Plan is 772,588 shares. At December 31, 2021, there were 545,000 shares reserved for issuance under the 2012 incentive compensation plan. Of this number, 214,760 shares were subject to stock awards and stock options outstanding, and 330,240 shares were available for future awards.

Activity related to stock awards under the 2012 incentive compensation plan for the year ended December 31, 2021 was as follows:

	Number of Shares	Average Grant-Date Fair Value
Beginning of year, unvested	27,240	$584.24
Awarded	20,258	539.36
Vested	(12,871)	522.17
Forfeited	(3,056)	598.44
End of Year, unvested	31,571	579.37
For the share awards outstanding at December 31, 2021, the aforementioned restriction is expected to lapse in 2023 for 12,820 shares, 2025 for 16,751 shares and 2027 for 2,000 shares. Stock-based compensation costs resulting from Company stock awards were $3.9 million, $4.1 million and $4.2 million in 2021, 2020 and 2019, respectively.
As of December 31, 2021, there was $9.8 million of total unrecognized compensation expense related to these awards. That cost is expected to be recognized on a straight-line basis over a weighted average period of 2.3 years.
Stock Options.  Stock options granted under the 2012 Plan cannot be less than the fair value on the grant date, generally vest over six years and have a maximum term of ten years.
Activity related to options outstanding for the year ended December 31, 2021 was as follows:

	Number of Shares	Average Option Price
Beginning of year	183,189	$612.16
Granted	—	—
Exercised	—	—
Expired or forfeited	—	—
End of Year	183,189	612.16
Of the shares covered by options outstanding at the end of 2021, 118,139 are now exercisable; 13,209 are expected to become exercisable in 2022; 13,211 are expected to become exercisable in 2023; 12,876 are expected to become exercisable in 2024; 12,877 are expected to become exercisable in 2025; and 12,877 are expected to become exercisable in 2026. For 2021, 2020 and 2019, the Company recorded expense of $1.7 million, $2.2 million and $2.0 million, respectively, related to stock options. Information related to stock options outstanding and exercisable at December 31, 2021, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding at 12/31/2021	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable at 12/31/2021	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$244	1,931	0.9	$243.85	1,931	0.9	$243.85
427	77,258	8.7	426.86	12,876	8.7	426.86
719	77,258	2.8	719.15	77,258	2.8	719.15
805–872	26,742	4.0	865.02	26,074	3.9	865.51
	183,189	5.5	612.16	118,139	3.7	711.83
At December 31, 2021, the intrinsic value for all options outstanding, exercisable and unvested was $16.4 million, $3.4 million and $13.1 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of the Company’s stock was $629.83 at December 31, 2021. At December 31, 2021, there were 65,050 unvested options related to this plan with an average exercise price of $431.16 and a weighted average remaining contractual term of 8.7 years. At December 31, 2020, there were 82,385 unvested options with an average exercise price of $453.97 and a weighted average remaining contractual term of 9.4 years.
As of December 31, 2021, total unrecognized stock-based compensation expense related to stock options was $5.7 million, which is expected to be recognized on a straight-line basis over a weighted average period of approximately 4.7 years. There were no options exercised during 2021. There were 77,258 options exercised during 2020. The total intrinsic value of options exercised during 2020 was $11.1 million; a tax benefit from these stock option exercises of $2.9 million was realized. There were 1,743 options exercised during 2019. The total intrinsic value of options exercised during 2019 was $0.6 million; a tax benefit from these option exercises of $0.2 million was realized.
During 2020, the Company granted 77,258 options at an exercise price above the fair market value of its common stock at the date of grant. The weighted average grant-date fair value of options granted during 2020 was $93.79. No options were granted during 2021 or 2019.
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
At December 31, 2021, a Kaplan senior manager holds 7,206 Kaplan restricted shares. The fair value of Kaplan’s common stock is determined by the Company’s compensation committee of the Board of Directors, and in January 2022, the committee set the fair value price at $1,425 per share. No options were awarded during 2021, 2020, or 2019; no options were exercised during 2021, 2020 or 2019; and no options were outstanding at December 31, 2021.
Kaplan recorded stock compensation expense of $1.3 million in 2021, and a stock compensation credit of $1.1 million and $1.3 million in 2020 and 2019, respectively. At December 31, 2021, the Company’s accrual balance related to the Kaplan restricted shares totaled $10.3 million. There were no payouts in 2021, 2020 or 2019.
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

The following reflects the Company’s net income and share data used in the basic and diluted earnings per share computations using the two-class method:

	Year Ended December 31
(in thousands, except per share amounts)	2021	2020	2019
Numerator:
Numerator for basic earnings per share:
Net income attributable to Graham Holdings Company common stockholders	$352,075	$300,365	$327,855
Less: Dividends paid–common stock outstanding and unvested restricted shares	(30,136)	(29,970)	(29,553)
Undistributed earnings	321,939	270,395	298,302
Percent allocated to common stockholders	99.36%	99.45%	99.45%
	319,867	268,917	296,665
Add: Dividends paid–common stock outstanding	29,946	29,812	29,387
Numerator for basic earnings per share	349,813	298,729	326,052
Add: Additional undistributed earnings due to dilutive stock options	5	4	13
Numerator for diluted earnings per share	$349,818	$298,733	$326,065
Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	4,951	5,124	5,285
Add: Effect of dilutive stock options	14	15	42
Denominator for diluted earnings per share	4,965	5,139	5,327
Graham Holdings Company Common Stockholders:
Basic earnings per share	$70.65	$58.30	$61.70
Diluted earnings per share	$70.45	$58.13	$61.21
____________
Earnings per share amounts may not recalculate due to rounding.
Diluted earnings per share excludes the following weighted average potential common shares, as the effect would be antidilutive, as computed under the treasury stock method:

	Year Ended December 31
(in thousands)	2021	2020	2019
Weighted average restricted stock	13	12	12
The 2021, 2020 and 2019 diluted earnings per share amounts exclude the effects of 104,000, 181,258 and 104,000 stock options outstanding, respectively, as their inclusion would have been antidilutive due to a market condition.
In 2021, 2020 and 2019, the Company declared regular dividends totaling $6.04, $5.80 and $5.56 per share, respectively.
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
In December 2019, the Company purchased an irrevocable group annuity contract from an insurance company for $216.8 million to settle $212.1 million of the outstanding defined benefit pension obligation related to certain retirees and beneficiaries. The purchase of the group annuity contract was funded from the assets of the Company’s pension plans As a result of this transaction, the Company was relieved of all responsibility for these pension obligations and the insurance company is now required to pay and administer the retirement benefits owed to approximately 3,800 retirees and beneficiaries, with no change to the amount, timing or form of monthly retirement benefit payments. As a result, the Company recorded a one-time settlement gain of $91.7 million.
Defined Benefit Plans.  The Company’s defined benefit pension plans consist of various pension plans and a Supplemental Executive Retirement Plan (SERP) offered to certain executives of the Company.

In the second quarter of 2021, the Company recorded $1.1 million in expenses related to a Separation Incentive Program (SIP) for certain Dekko employees, which will be funded from the assets of the Company’s pension plans.
In the second quarter of 2020, the Company recorded $6.0 million in expenses related to a SIP for certain Kaplan, Code3 and Decile employees, which was funded from the assets of the Company’s pension plans. In the third quarter of 2020, the Company recorded $7.8 million in expenses related to a SIP for certain Kaplan employees, which was funded from the assets of the Company’s pension plans.
In the second quarter of 2019, the Company offered a SIP for certain Kaplan employees, which was funded from the assets of the Company’s pension plans. The Company recorded $6.4 million in expense related to the SIP for 2019.
The following table sets forth obligation, asset and funding information for the Company’s defined benefit pension plans:

	Pension Plans
	As of December 31
(in thousands)	2021	2020
Change in Benefit Obligation
Benefit obligation at beginning of year	$1,095,117	$1,020,356
Service cost	22,991	22,656
Interest cost	26,917	32,587
Amendments	2	69
Actuarial loss	5,660	78,900
Benefits paid	(63,510)	(73,232)
Special termination benefits	1,132	13,781
Benefit Obligation at End of Year	$1,088,309	$1,095,117
Change in Plan Assets
Fair value of assets at beginning of year	$2,803,422	$2,312,706
Actual return on plan assets	654,911	563,948
Benefits paid	(63,510)	(73,232)
Fair Value of Assets at End of Year	$3,394,823	$2,803,422
Funded Status	$2,306,514	$1,708,305

	SERP
	As of December 31
(in thousands)	2021	2020
Change in Benefit Obligation
Benefit obligation at beginning of year	$122,299	$116,193
Service cost	1,022	954
Interest cost	2,943	3,678
Actuarial (gain) loss	(7,640)	7,448
Benefits paid	(5,918)	(5,974)
Benefit Obligation at End of Year	$112,706	$122,299
Change in Plan Assets
Fair value of assets at beginning of year	$—	$—
Employer contributions	5,918	5,974
Benefits paid	(5,918)	(5,974)
Fair Value of Assets at End of Year	$—	$—
Funded Status	$(112,706)	$(122,299)
The change in the Company’s benefit obligations for the pension plans was primarily due to benefits paid during the year. The change in the benefit obligations for the Company’s SERP was due to the recognition of an actuarial gain resulting from an increase to the discount rate used to measure the benefit obligation and benefits paid during the year.
The accumulated benefit obligation for the Company’s pension plans at December 31, 2021 and 2020, was $1,052.7 million and $1,064.3 million, respectively. The accumulated benefit obligation for the Company’s SERP at

December 31, 2021 and 2020, was $112.2 million and $121.7 million, respectively. The amounts recognized in the Company’s Consolidated Balance Sheets for its defined benefit pension plans are as follows:

	Pension Plans		SERP
	As of December 31		As of December 31
(in thousands)	2021	2020	2021	2020
Noncurrent asset	$2,306,514	$1,708,305	$—	$—

Current liability	—	—	(6,334)	(6,495)
Noncurrent liability	—	—	(106,372)	(115,804)
Recognized Asset (Liability)	$2,306,514	$1,708,305	$(112,706)	$(122,299)
Key assumptions utilized for determining the benefit obligation are as follows:

	Pension Plans		SERP
	As of December 31		As of December 31
	2021	2020	2021	2020
Discount rate	2.9%	2.5%	2.9%	2.5%
Rate of compensation increase – age graded	5.0%–1.0%	5.0%–1.0%	5.0%–1.0%	5.0%–1.0%
Cash balance interest crediting rate	1.41% with phase in to 2.90% in 2024	1.41% with phase in to 2.50% in 2023	—	—
The Company made no contributions to its pension plans in 2021 and 2020, and the Company does not expect to make any contributions in 2022. The Company made contributions to its SERP of $5.9 million and $6.0 million for the years ended December 31, 2021 and 2020, respectively. As the plan is unfunded, the Company makes contributions to the SERP based on actual benefit payments.
At December 31, 2021, future estimated benefit payments, excluding charges for early retirement programs, are as follows:

(in thousands)	Pension Plans	SERP
2022	$61,330	$6,425
2023	61,487	6,706
2024	62,710	6,897
2025	63,299	7,029
2026	63,102	7,118
2027–2031	316,913	35,476
The total (benefit) cost arising from the Company’s defined benefit pension plans consists of the following components:

	Pension Plans
	Year Ended December 31
(in thousands)	2021	2020	2019
Service cost	$22,991	$22,656	$20,422
Interest cost	26,917	32,587	46,821
Expected return on assets	(137,878)	(113,427)	(122,790)
Amortization of prior service cost	2,846	2,830	2,882
Recognized actuarial gain	(7,906)	—	—
Net Periodic Benefit for the Year	(93,030)	(55,354)	(52,665)
Settlement	—	—	(91,676)
Special separation benefit expense	1,132	13,781	6,432
Total Benefit for the Year	$(91,898)	$(41,573)	$(137,909)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Current year actuarial gain	$(511,373)	$(371,621)	$(245,402)
Current year prior service cost	2	69	5,725
Amortization of prior service cost	(2,846)	(2,830)	(2,882)
Recognized net actuarial gain	7,906	—	—
Curtailment and settlement	—	—	91,676
Total Recognized in Other Comprehensive Income (Before Tax Effects)	$(506,311)	$(374,382)	$(150,883)
Total Recognized in Total Benefit and Other Comprehensive Income (Before Tax Effects)	$(598,209)	$(415,955)	$(288,792)

	SERP
	Year Ended December 31
(in thousands)	2021	2020	2019
Service cost	$1,022	$954	$858
Interest cost	2,943	3,678	4,314
Amortization of prior service cost	331	331	339
Recognized actuarial loss	5,930	5,267	2,314
Total Cost for the Year	$10,226	$10,230	$7,825
Other Changes in Benefit Obligations Recognized in Other Comprehensive Income
Current year actuarial (gain) loss	$(7,640)	$7,448	$15,544
Amortization of prior service cost	(331)	(331)	(339)
Recognized net actuarial loss	(5,930)	(5,267)	(2,314)
Total Recognized in Other Comprehensive Income (Before Tax Effects)	$(13,901)	$1,850	$12,891
Total Recognized in Total Cost and Other Comprehensive Income (Before Tax Effects)	$(3,675)	$12,080	$20,716
The costs for the Company’s defined benefit pension plans are actuarially determined. Below are the key assumptions utilized to determine periodic cost:

	Pension Plans			SERP
	Year Ended December 31			Year Ended December 31
	2021	2020	2019	2021	2020	2019
Discount rate	2.5%	3.3%	4.3%	2.5%	3.3%	4.3%
Expected return on plan assets	6.25%	6.25%	6.25%	—	—	—
Rate of compensation increase – age graded	5.0%–1.0%	5.0%–1.0%	5.0%–1.0%	5.0%–1.0%	5.0%–1.0%	5.0%–1.0%
Cash balance interest crediting rate	1.41% with phase in to 2.50% in 2023	2.77% with phase in to 3.30% in 2022	3.45% with phase in to 4.30% in 2021	—	—	—
Accumulated other comprehensive income (AOCI) includes the following components of unrecognized net periodic cost for the defined benefit plans:

	Pension Plans		SERP
	As of December 31		As of December 31
(in thousands)	2021	2020	2021	2020
Unrecognized actuarial (gain) loss	$(1,342,623)	$(839,156)	$19,111	$32,681
Unrecognized prior service cost	4,511	7,355	36	367
Gross Amount	(1,338,112)	(831,801)	19,147	33,048
Deferred tax liability (asset)	355,078	224,586	(5,340)	(8,923)
Net Amount	$(983,034)	$(607,215)	$13,807	$24,125
Defined Benefit Plan Assets.  The Company’s defined benefit pension obligations are funded by a portfolio made up of private investment funds, a U.S. stock index fund, and a relatively small number of stocks and high-quality fixed-income securities that are held by a third-party trustee. The assets of the Company’s pension plans were allocated as follows:

	As of December 31
	2021	2020
U.S. equities	61%	58%
Private investment funds	17%	18%
U.S. stock index fund	9%	9%
International equities	9%	8%
U.S. fixed income	4%	7%
	100%	100%
The Company manages approximately 39% of the pension assets internally, of which the majority is invested in private investment funds with the remaining investments in Berkshire Hathaway stock, a U.S. stock index fund, and short-term fixed-income securities. The remaining 61% of plan assets are managed by two investment companies. The goal of the investment managers is to produce moderate long-term growth in the value of these assets, while protecting them against large decreases in value. Both investment managers may invest in a combination of equity and fixed-income securities and cash. The managers are not permitted to invest in securities of the Company or in alternative investments. One investment manager cannot invest more than 15% of the assets at the time of purchase in the stock of Alphabet and Berkshire Hathaway, and no more than 30% of the assets it manages in specified international exchanges at the time the investment is made. The other investment manager cannot invest more than 20% of the assets at the time of purchase in the stock of Berkshire Hathaway, and no more than 15% of the assets it manages in specified international exchanges at the time the investment is made, and no less than 10% of the assets could be invested in fixed-income securities. Excluding the exceptions noted above, the investment managers cannot invest more than 10% of the assets in the securities of any other single issuer, except for obligations of the U.S. Government, without receiving prior approval from the Plan administrator.
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
The Company evaluated its defined benefit pension plan asset portfolio for the existence of significant concentrations (defined as greater than 10% of plan assets) of credit risk as of December 31, 2021. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country and individual fund. At December 31, 2021, the pension plan held investments in one common stock and one private investment fund that exceeded 10% of total plan assets, valued at $998.8 million, or approximately 29% of total plan assets. At December 31, 2020, the pension plan held investments in one common stock and one private investment fund that exceeded 10% of total plan assets, valued at $850.6 million, or approximately 30% of total plan assets.
The Company’s pension plan assets measured at fair value on a recurring basis were as follows:

	As of December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents and other short-term investments	$2,159	$145,683	$—	$147,842
Equity securities
U.S. equities	2,067,152	—	—	2,067,152
International equities	301,640	—	—	301,640
Private investment funds	—	—	573,970	573,970
U.S. stock index fund	—	—	302,478	302,478
Total Investments	$2,370,951	$145,683	$876,448	$3,393,082
Receivables, net				1,741
Total				$3,394,823

	As of December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents and other short-term investments	$2,218	$197,655	$—	$199,873
Equity securities
U.S. equities	1,614,879	—	—	1,614,879
International equities	233,818	—	—	233,818
Private investment fund	—	—	496,458	496,458
U.S. stock index fund	—	—	256,291	256,291
Total Investments	$1,850,915	$197,655	$752,749	$2,801,319
Receivables, net				2,103
Total				$2,803,422
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

Private investment funds. This category includes a commingled fund and a private investment fund. The commingled fund invests in a diversified mix of publicly-traded securities (U.S. and international stocks) and private companies. The private investment fund invests in non-public companies. These investment funds have restrictions that limit the Company’s ability to liquidate its investments. The investment in the commingled fund may be redeemed in part, or in full, at the 60-month anniversary of the investment, or at any subsequent 36-month anniversary date following the initial 60-month anniversary. The investment in the private investment fund is generally not redeemable until the dissolution of the fund. The funds are valued using the net asset value (NAV) provided by the administrator of the funds and reviewed by the Company. The NAV is based on the value of the underlying assets owned by the fund, minus liabilities and divided by the number of units outstanding. These investments are classified as Level 3 in the valuation hierarchy.
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
The following table provides a reconciliation of changes in pension assets measured at fair value on a recurring basis, using Level 3 inputs:

(in thousands)	Private Investment Funds	U.S. Stock Index Fund
As of December 31, 2019	$151,854	$322,229
Purchases, sales, and settlements, net	130,000	(100,000)
Actual return on plan assets:
Losses relating to assets sold	—	(5,763)
Gains relating to assets still held at year-end	214,604	39,825
As of December 31, 2020	496,458	256,291
Purchases, sales, and settlements, net	3,912	(25,000)
Actual return on plan assets:
Gains relating to assets sold	—	3,715
Gains relating to assets still held at year-end	73,600	67,472
As of December 31, 2021	$573,970	$302,478
Other Postretirement Plans.  The following table sets forth obligation, asset and funding information for the Company’s other postretirement plans:

	Postretirement Plans
	As of December 31
(in thousands)	2021	2020
Change in Benefit Obligation
Benefit obligation at beginning of year	$5,587	$6,816
Interest cost	92	167
Actuarial gain	(582)	(991)
Benefits paid, net of Medicare subsidy	(375)	(405)
Benefit Obligation at End of Year	$4,722	$5,587
Change in Plan Assets
Fair value of assets at beginning of year	$—	$—
Employer contributions	375	405
Benefits paid, net of Medicare subsidy	(375)	(405)
Fair Value of Assets at End of Year	$—	$—
Funded Status	$(4,722)	$(5,587)
The change in the benefit obligation for the Company’s other postretirement plans was due to updated claims experience based on actual premium rates, the recognition of an actuarial gain resulting from an increase to the discount rate used to measure the benefit obligation, and benefits paid during the year.

The amounts recognized in the Company’s Consolidated Balance Sheets for its other postretirement plans are as follows:

	Postretirement Plans
	As of December 31
(in thousands)	2021	2020
Current liability	$(671)	$(797)
Noncurrent liability	(4,051)	(4,790)
Recognized Liability	$(4,722)	$(5,587)
The discount rates utilized for determining the benefit obligation at December 31, 2021 and 2020, for the postretirement plans were 2.23% and 1.78%, respectively. The assumed healthcare cost trend rate used in measuring the postretirement benefit obligation at December 31, 2021, was 6.17% for pre-age 65, decreasing to 4.5% in the year 2032 and thereafter. The assumed healthcare cost trend rate used in measuring the postretirement benefit obligation at December 31, 2021, was 6.52% for post-age 65, decreasing to 4.5% in the year 2032 and thereafter. The assumed healthcare cost trend rate used in measuring the postretirement benefit obligation at December 31, 2021, was 8.00% for Medicare Advantage, decreasing to 4.5% in the year 2032 and thereafter.
The Company made contributions to its postretirement benefit plans of $0.4 million for each of the years ended December 31, 2021 and 2020. As the plans are unfunded, the Company makes contributions to its postretirement plans based on actual benefit payments.
At December 31, 2021, future estimated benefit payments are as follows:

(in thousands)	Postretirement Plans
2022	$671
2023	$590
2024	$485
2025	$393
2026	$335
2027–2031	$2,474
The total benefit arising from the Company’s other postretirement plans consists of the following components:

	Postretirement Plans
	Year Ended December 31
(in thousands)	2021	2020	2019
Interest cost	$92	$167	$289
Amortization of prior service credit	(7)	(481)	(7,363)
Recognized actuarial gain	(3,510)	(4,048)	(4,360)
Net Periodic Benefit for the Year	(3,425)	(4,362)	(11,434)
Settlement	(120)	—	—
Total Benefit for the Year	$(3,545)	$(4,362)	$(11,434)
Other Changes in Benefit Obligations Recognized in Other Comprehensive Income
Current year actuarial gain	$(582)	$(991)	$(1,246)
Amortization of prior service credit	7	481	7,363
Recognized actuarial gain	3,510	4,048	4,360
Settlement	120	—	—
Total Recognized in Other Comprehensive Income (Before Tax Effects)	$3,055	$3,538	$10,477
Total Recognized in Benefit and Other Comprehensive Income (Before Tax Effects)	$(490)	$(824)	$(957)

The costs for the Company’s postretirement plans are actuarially determined. The discount rate utilized to determine periodic cost for the years ended December 31, 2021, 2020 and 2019 were 1.78%, 2.68% and 3.69%. AOCI included the following components of unrecognized net periodic benefit for the postretirement plans:

	As of December 31
(in thousands)	2021	2020
Unrecognized actuarial gain	$(13,642)	$(16,690)
Unrecognized prior service credit	(12)	(19)
Gross Amount	(13,654)	(16,709)
Deferred tax liability	3,724	4,512
Net Amount	$(9,930)	$(12,197)
Multiemployer Pension Plans.  In 2021, 2020 and 2019, the Company contributed to one multiemployer defined benefit pension plan under the terms of a collective-bargaining agreement that covered certain union-represented employees. The Company’s total contributions to the multiemployer pension plan amounted to $0.1 million in each year for 2021, 2020 and 2019.
Savings Plans.  The Company recorded expense associated with retirement benefits provided under incentive savings plans (primarily 401(k) plans) of approximately $10.9 million in 2021, $8.8 million in 2020 and $9.8 million in 2019.
16.    OTHER NON-OPERATING INCOME
A summary of non-operating income is as follows:

	Year Ended December 31
(in thousands)	2021	2020	2019
Net gain on cost method investments	$11,756	$4,209	$5,080
Gain on sale of cost method investments	9,355	1,039	267
Net gain (loss) on sale of businesses	3,789	213,302	(564)
Foreign currency loss, net	(179)	(2,153)	(1,070)
Impairment of cost method investments	—	(7,327)	—
Gain on acquiring a controlling interest in an equity affiliate	—	3,708	—
Gain on sale of equity affiliates	—	1,370	28,994
Other, net	7,833	386	(276)
Total Other Non-Operating Income	$32,554	$214,534	$32,431
The gains on cost method investments result from observable price changes in the fair value of the underlying equity securities accounted for under the cost method (see Notes 4 and 12).
For the years ended December 31, 2021, 2020 and 2019, the Company recorded contingent consideration gains of $3.9 million, $3.5 million and $1.4 million, respectively, related to the disposition of Kaplan University (KU) in 2018.
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

17.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The other comprehensive income (loss) consists of the following components:

	Year Ended December 31, 2021
	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the year	$(16,052)	$—	$(16,052)
Pension and other postretirement plans:
Actuarial gain	519,595	(133,915)	385,680
Prior service cost	(2)	1	(1)
Amortization of net actuarial gain included in net income	(5,486)	1,414	(4,072)
Amortization of net prior service cost included in net income	3,170	(817)	2,353
Settlement included in net income	(120)	30	(90)
	517,157	(133,287)	383,870
Cash flow hedge:
Gain for the year	349	(93)	256
Other Comprehensive Income	$501,454	$(133,380)	$368,074

	Year Ended December 31, 2020
	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the year	$31,642	$—	$31,642
Pension and other postretirement plans:
Actuarial gain	365,164	(98,594)	266,570
Prior service cost	(69)	19	(50)
Amortization of net actuarial loss included in net income	1,219	(329)	890
Amortization of net prior service cost included in net income	2,680	(724)	1,956
	368,994	(99,628)	269,366
Cash flow hedges:
Loss for the year	(1,282)	293	(989)
Other Comprehensive Income	$399,354	$(99,335)	$300,019

	Year Ended December 31, 2019
	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the year	$5,371	$—	$5,371
Adjustment for sale of a business with foreign operations	2,011	—	2,011
	7,382	—	7,382
Pension and other postretirement plans:
Actuarial gain	231,104	(62,398)	168,706
Prior service cost	(5,725)	1,546	(4,179)
Amortization of net actuarial gain included in net income	(2,046)	552	(1,494)
Amortization of net prior service credit included in net income	(4,142)	1,118	(3,024)
Settlement included in net income	(91,676)	24,752	(66,924)
	127,515	(34,430)	93,085
Cash flow hedges:
Loss for the year	(1,344)	343	(1,001)
Other Comprehensive Income	$133,553	$(34,087)	$99,466

The accumulated balances related to each component of other comprehensive income (loss) are as follows:

(in thousands, net of taxes)	Cumulative Foreign Currency Translation Adjustment	Unrealized Gain on Pensions and Other Postretirement Plans	Cash Flow Hedges	Accumulated Other Comprehensive Income
As of December 31, 2019	$(21,888)	$325,921	$(738)	$303,295
Other comprehensive income (loss) before reclassifications	31,642	266,520	(1,476)	296,686
Net amount reclassified from accumulated other comprehensive income	—	2,846	487	3,333
Net other comprehensive income (loss)	31,642	269,366	(989)	300,019
As of December 31, 2020	9,754	595,287	(1,727)	603,314
Other comprehensive income (loss) before reclassifications	(16,052)	385,679	(375)	369,252
Net amount reclassified from accumulated other comprehensive income	—	(1,809)	631	(1,178)
Net other comprehensive income (loss)	(16,052)	383,870	256	368,074
As of December 31, 2021	$(6,298)	$979,157	$(1,471)	$971,388
The amounts and line items of reclassifications out of Accumulated Other Comprehensive Income (Loss) are as follows:

	Year Ended December 31			Affected Line Item in the Consolidated Statements of Operations
(in thousands)	2021	2020	2019
Foreign Currency Translation Adjustments:
Adjustment for sales of businesses with foreign operations	$—	$—	$2,011	Other income, net
Pension and Other Postretirement Plans:
Amortization of net actuarial (gain) loss	(5,486)	1,219	(2,046)	(1)
Amortization of net prior service cost (credit)	3,170	2,680	(4,142)	(1)
Settlement gains	(120)	—	(91,676)	(1)
	(2,436)	3,899	(97,864)	Before tax
	627	(1,053)	26,422	Provision for income taxes
	(1,809)	2,846	(71,442)	Net of tax
Cash Flow Hedges
	631	474	(146)	Interest expense
	—	13	51	Provision for income taxes
	631	487	(95)	Net of tax
Total reclassification for the year	$(1,178)	$3,333	$(69,526)	Net of tax
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
In 2015, Kaplan sold substantially all of the assets of the KHEC business to Education Corporation of America. In 2018, certain subsidiaries of Kaplan contributed the institutional assets and operations of KU to a new university: an Indiana nonprofit, public-benefit corporation affiliated with Purdue University, known as Purdue University Global. Kaplan could be held liable to the current owners of KU and the KHEC schools related to the pre-sale conduct of the schools, and the pre-sale conduct of the schools has been and could be the subject of future compliance reviews, regulatory proceedings or lawsuits that could result in monetary liabilities or fines or other sanctions. On May 6, 2021, Kaplan received a notice from the Department of Education (ED) that it would be conducting a fact-finding process pursuant to the borrower defense to repayment (BDTR) regulations to determine the validity of more than 800 BDTR claims and a request for documents related to several of Kaplan’s previously owned schools. Beginning in July 2021, Kaplan started receiving the claims and related information requests. In total, Kaplan received 1,449 borrower defense applications that seek discharge of approximately $35 million in loans. Most claims received are from former KU students. The ED’s process for adjudicating these claims is subject to the borrower defense regulations but it is not clear to what extent the ED will exclude claims based on the underlying statutes of limitations, evidence provided by Kaplan, or any prior investigation related to schools attended by the student applicants. Kaplan believes it has defenses that would bar any student discharge or school liability including that the claims are barred by the applicable statute of limitations, unproven, incomplete and fail to meet regulatory filing requirements. Kaplan expects to vigorously defend any attempt by the ED to hold Kaplan liable for any ultimate student discharges and is responding to all claims with documentary and narrative evidence to refute the allegations, demonstrate their lack of merit, and support the denial of all such claims by the ED. If the claims are successful, the ED may seek reimbursement for the amount discharged from Kaplan. If the ED initiates a reimbursement action against Kaplan following approval of former students’ BDTR applications, Kaplan may be subject to significant liability.
In June 2021, the Committee for Private Education (CPE) in Singapore instructed Kaplan Singapore to cease new enrollments for three marketing diploma programs on both a full and part-time basis due to noncompliance with minimum entry level requirements for admission and to teach out existing students in these programs. On August 23, 2021, the CPE issued the same instructions with respect to the Kaplan Foundation diploma and four information technology diploma programs on both a full and part-time basis. In November 2021, the CPE issued the same instructions with respect to a further 23 full-time or part-time diploma programs. Post regulatory action, Kaplan Singapore is currently still able to offer 449 programs that are registered with the CPE, out of which there are 16 diplomas, 361 bachelors and the balance of which are certificate and postgraduate courses. Kaplan Singapore will apply for re-registration of diploma programs in 2022. The impact from regulatory actions by the CPE will have a significant adverse impact on Kaplan Singapore’s revenues, operating results and cash flows in the future. No assurance can be given that applications for re-registration of the impacted programs will be successful. An inability to re-register one or more impacted programs could have a further material adverse effect on Kaplan Singapore’s revenues, operating results and cash flows.
Other Commitments. The Company’s broadcast subsidiaries are parties to certain agreements that commit them to purchase programming to be produced in future years. At December 31, 2021, such commitments amounted to approximately $14.2 million. If such programs are not produced, the Company’s commitment would expire without obligation.
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
The Company evaluates segment performance based on operating income before amortization of intangible assets and impairment of goodwill and other long-lived assets. The accounting policies at the segments are the same as described in Note 2. In computing operating income before amortization by segment, the effects of amortization of intangible assets, impairment of goodwill and other long-lived assets, equity in earnings (losses) of affiliates, interest income, interest expense, non-operating pension and postretirement benefit income, other non-operating income and expense items and income taxes are excluded. Intersegment sales are not material.
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
As of December 31, 2021, Kaplan had a total outstanding accounts receivable balance of $97.4 million from Purdue Global related to amounts due for reimbursements for services, fees earned and a deferred fee. Included in this total, Kaplan has a $19.2 million long-term receivable balance due from Purdue Global at December 31, 2021, related to the advance of $20.0 million during the initial KU Transaction.
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
Healthcare. Graham Healthcare Group provides home health, hospice and palliative services. GHG also provides other healthcare services, including nursing care and prescription services for patients receiving in-home infusion treatments.
Automotive. Automotive includes four automotive dealerships in the Washington, D.C. metropolitan area, including Lexus of Rockville, Honda of Tysons Corner, Jeep of Bethesda and Ford of Manassas, which was acquired in December 2021.
Other Businesses. Other businesses includes the following:
•Leaf Group, a consumer internet company, which was acquired in June 2021.
•Clyde’s Restaurant Group owns and operates eleven restaurants and entertainment venues in the Washington, D.C. metropolitan area.
•Code3 is a marketing and insights company that manages digital advertising campaigns.
•Framebridge, a custom framing service company, which was acquired in May 2020.
•The Slate Group and Foreign Policy Group, which publish online and print magazines and websites; and four investment stage businesses, CyberVista, Decile, Pinna and City Cast. Other businesses also includes Megaphone, which was sold in December 2020.
Corporate Office.  Corporate office includes the expenses of the Company’s corporate office, defined benefit pension expense, and certain continuing obligations related to prior business dispositions.
Geographical Information.  The Company’s non-U.S. revenues in 2021, 2020 and 2019 totaled approximately $709 million, $642 million and $691 million, respectively, primarily from Kaplan’s operations outside the U.S. Additionally, revenues in 2021, 2020 and 2019 totaled approximately $404 million, $375 million, and $384 million, respectively, from Kaplan’s operations in the U.K. The Company’s long-lived assets in non-U.S. countries (excluding goodwill and other intangible assets), totaled approximately $476 million and $442 million at December 31, 2021 and 2020, respectively.
Restructuring. During 2020, Kaplan developed and implemented a number of initiatives across its businesses to help mitigate the negative revenue impact arising from COVID-19 and to re-align its program offerings to better pursue opportunities from the disruption. These initiatives include employee salary and work-hour reductions; temporary furlough and other employee reductions; reduced discretionary spending; facility restructuring to reduce its classroom and office facilities; reduced capital expenditures; and accelerated development and promotion of various online programs and solutions.
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

Restructuring related costs across all businesses in 2020 were recorded as follows:

(in thousands)	Kaplan International	Higher Education	Supplemental Education	Kaplan Corporate	Total Education	Other Businesses	Total
Severance	$4,366	$—	$1,797	$—	$6,163	$—	$6,163
Facility related costs:
Operating lease cost	2,905	3,451	3,586	—	9,942	—	9,942
Accelerated depreciation of property, plant and equipment	1,620	152	1,801	—	3,573	—	3,573
Total Restructuring Costs Included in Segment Income (Loss) from Operations (1)	$8,891	$3,603	$7,184	$—	$19,678	$—	$19,678
Impairment of other long-lived assets:
Lease right-of-use assets	$3,976	$2,062	$4,005	$—	$10,043	$1,405	$11,448
Property, plant and equipment	1,248	174	813	—	2,235	86	2,321
Non-operating pension and postretirement benefit income, net	1,100	2,233	8,566	883	12,782	999	13,781
Total Restructuring Related Costs	$15,215	$8,072	$20,568	$883	$44,738	$2,490	$47,228
(1)    These amounts are included in the segments’ Income (Loss) from Operations before Amortization of Intangible Assets and Impairment of Goodwill and Other Long-Lived Assets.
Total accrued restructuring costs at Kaplan were $1.2 million and $4.7 million as of December 31, 2021 and 2020, respectively.
In June 2020, CRG made the decision to close its restaurant and entertainment venue in Columbia, MD effective July 19, 2020 and recorded accelerated depreciation of property, plant and equipment totaling $5.7 million for the year ended December 31, 2020.

Company information broken down by operating segment and education division:

	Year Ended December 31
(in thousands)	2021	2020	2019
Operating Revenues
Education	$1,361,245	$1,305,713	$1,451,750
Television broadcasting	494,177	525,212	463,464
Manufacturing	458,125	416,137	449,053
Healthcare	223,030	198,196	161,768
Automotive	327,069	258,144	236,319
Other businesses	324,353	187,347	170,412
Corporate office	—	—	—
Intersegment elimination	(2,025)	(1,628)	(667)
	$3,185,974	$2,889,121	$2,932,099
Income (Loss) from Operations before Amortization of Intangible Assets and Impairment of Goodwill and Other Long-Lived Assets
Education	$69,892	$41,056	$63,680
Television broadcasting	154,862	199,938	166,076
Manufacturing	36,926	40,427	46,809
Healthcare	29,912	30,327	14,319
Automotive	11,771	502	531
Other businesses	(76,153)	(72,915)	(33,317)
Corporate office	(59,025)	(51,978)	(51,157)
	$168,185	$187,357	$206,941
Amortization of Intangible Assets and Impairment of Goodwill and Other Long-Lived Assets
Education	$19,319	$29,452	$15,608
Television broadcasting	5,440	5,440	13,408
Manufacturing	52,974	28,099	26,342
Healthcare	3,106	4,220	6,411
Automotive	—	6,698	—
Other businesses	9,971	13,041	626
Corporate office	—	—	—
	$90,810	$86,950	$62,395
Income (Loss) from Operations
Education	$50,573	$11,604	$48,072
Television broadcasting	149,422	194,498	152,668
Manufacturing	(16,048)	12,328	20,467
Healthcare	26,806	26,107	7,908
Automotive	11,771	(6,196)	531
Other businesses	(86,124)	(85,956)	(33,943)
Corporate office	(59,025)	(51,978)	(51,157)
	$77,375	$100,407	$144,546
Equity in Earnings of Affiliates, Net	17,914	6,664	11,664
Interest Expense, Net	(30,534)	(34,439)	(23,628)
Non-Operating Pension and Postretirement Benefit Income, Net	109,230	59,315	162,798
Gain on Marketable Equity Securities, net	243,088	60,787	98,668
Other Income, Net	32,554	214,534	32,431
Income Before Income Taxes	$449,627	$407,268	$426,479

	Year Ended December 31
(in thousands)	2021	2020	2019
Depreciation of Property, Plant and Equipment
Education	$32,113	$31,759	$25,655
Television broadcasting	14,018	13,830	12,817
Manufacturing	9,808	10,333	10,036
Healthcare	1,313	1,665	2,314
Automotive	2,156	2,017	2,180
Other businesses	11,376	13,947	5,376
Corporate office	631	706	875
	$71,415	$74,257	$59,253
Pension Service Cost
Education	$9,357	$10,024	$10,385
Television broadcasting	3,575	3,263	3,025
Manufacturing	1,282	1,424	80
Healthcare	561	543	492
Automotive	—	—	—
Other businesses	1,755	1,698	1,640
Corporate office	6,461	5,704	4,800
	$22,991	$22,656	$20,422
Capital Expenditures
Education	$100,780	$33,553	$57,246
Television broadcasting	6,803	13,470	19,362
Manufacturing	7,190	8,034	11,218
Healthcare	3,671	2,481	2,303
Automotive	31,124	3,181	1,402
Other businesses	13,176	5,075	2,301
Corporate office	25	80	115
	$162,769	$65,874	$93,947
Asset information for the Company’s business segments is as follows:

	As of December 31
(in thousands)	2021	2020
Identifiable Assets
Education	$2,026,782	$1,975,104
Television broadcasting	448,627	453,988
Manufacturing	486,304	551,611
Healthcare	194,823	160,654
Automotive	238,200	151,789
Other businesses	689,872	365,744
Corporate office	68,962	348,045
	$4,153,570	$4,006,935
Investments in Marketable Equity Securities	809,997	573,102
Investments in Affiliates	155,444	155,777
Prepaid Pension Cost	2,306,514	1,708,305
Total Assets	$7,425,525	$6,444,119

The Company’s education division comprises the following operating segments:

	Year Ended December 31
(in thousands)	2021	2020	2019
Operating Revenues
Kaplan international	$726,875	$653,892	$750,245
Higher education	317,854	316,095	305,672
Supplemental education	309,069	327,087	388,814
Kaplan corporate and other	14,759	12,643	9,480
Intersegment elimination	(7,312)	(4,004)	(2,461)
	$1,361,245	$1,305,713	$1,451,750
Income (Loss) from Operations before Amortization of Intangible Assets and Impairment of Long-Lived Assets
Kaplan international	$33,457	$15,248	$42,129
Higher education	24,134	24,364	13,960
Supplemental education	36,919	19,705	34,487
Kaplan corporate and other	(24,715)	(18,266)	(26,891)
Intersegment elimination	97	5	(5)
	$69,892	$41,056	$63,680
Amortization of Intangible Assets	$16,001	$17,174	$14,915
Impairment of Long-Lived Assets	$3,318	$12,278	$693
Income (Loss) from Operations
Kaplan international	$33,457	$15,248	$42,129
Higher education	24,134	24,364	13,960
Supplemental education	36,919	19,705	34,487
Kaplan corporate and other	(44,034)	(47,718)	(42,499)
Intersegment elimination	97	5	(5)
	$50,573	$11,604	$48,072
Depreciation of Property, Plant and Equipment
Kaplan international	$21,472	$19,562	$15,394
Higher education	3,658	3,082	2,883
Supplemental education	6,544	8,724	7,132
Kaplan corporate and other	439	391	246
	$32,113	$31,759	$25,655
Pension Service Cost
Kaplan international	$291	$433	$454
Higher education	4,440	4,150	4,535
Supplemental education	3,814	4,207	4,734
Kaplan corporate and other	812	1,234	662
	$9,357	$10,024	$10,385
Capital Expenditures
Kaplan international	$92,532	$24,085	$48,362
Higher education	3,629	3,234	3,463
Supplemental education	4,297	6,030	5,362
Kaplan corporate and other	322	204	59
	$100,780	$33,553	$57,246
Asset information for the Company’s education division is as follows:

	As of December 31
(in thousands)	2021	2020
Identifiable Assets
Kaplan international	$1,493,868	$1,455,722
Higher education	187,789	187,123
Supplemental education	286,877	274,687
Kaplan corporate and other	58,248	57,572
	$2,026,782	$1,975,104