Form 10-Q
period 2022-03-31
Graham Holdings Co
filed 2022-05-04
CIK 104889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2022
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
Shares outstanding at April 29, 2022:
Class A Common Stock – 964,001 Shares
Class B Common Stock – 3,917,774 Shares

GRAHAM HOLDINGS COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31

(in thousands, except per share amounts)	2022	2021
Operating Revenues
Sales of services	$557,569	$483,669
Sales of goods	357,152	228,786
	914,721	712,455
Operating Costs and Expenses
Cost of services sold (exclusive of items shown below)	324,981	292,434
Cost of goods sold (exclusive of items shown below)	290,520	178,787
Selling, general and administrative	224,862	175,861
Depreciation of property, plant and equipment	19,475	16,545
Amortization of intangible assets	14,912	13,937
Impairment of long-lived assets	—	1,047
	874,750	678,611
Income from Operations	39,971	33,844
Equity in earnings of affiliates, net	2,604	13,428
Interest income	715	890
Interest expense	(11,417)	(8,448)
Non-operating pension and postretirement benefit income, net	50,505	28,787
Gain on marketable equity securities, net	46,912	79,214
Other income, net	2,876	6,320
Income Before Income Taxes	132,166	154,035
Provision for Income Taxes	35,600	41,400
Net Income	96,566	112,635
Net Income Attributable to Noncontrolling Interests	(942)	(185)
Net Income Attributable to Graham Holdings Company Common Stockholders	$95,624	$112,450

Per Share Information Attributable to Graham Holdings Company Common Stockholders
Basic net income per common share	$19.50	$22.49
Basic average number of common shares outstanding	4,871	4,967
Diluted net income per common share	$19.45	$22.44
Diluted average number of common shares outstanding	4,885	4,977
See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31
(in thousands)	2022	2021
Net Income	$96,566	$112,635
Other Comprehensive Loss, Before Tax
Foreign currency translation adjustments:
Translation adjustments arising during the period	(1,738)	(486)
Pension and other postretirement plans:
Amortization of net prior service cost included in net income	716	792
Amortization of net actuarial gain included in net income	(17,774)	(2,429)
	(17,058)	(1,637)
Cash flow hedge gain	1,642	621
Other Comprehensive Loss, Before Tax	(17,154)	(1,502)
Income tax benefit related to items of other comprehensive loss	4,019	299
Other Comprehensive Loss, Net of Tax	(13,135)	(1,203)
Comprehensive Income	83,431	111,432
Comprehensive income attributable to noncontrolling interests	(942)	(185)
Total Comprehensive Income Attributable to Graham Holdings Company	$82,489	$111,247

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands)	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$132,224	$145,886
Restricted cash	25,818	12,175
Investments in marketable equity securities and other investments	816,966	824,445
Accounts receivable, net	517,551	607,471
Inventories and contracts in progress	156,678	141,471
Prepaid expenses	101,154	81,741
Income taxes receivable	15,381	32,744
Other current assets	1,237	1,241
Total Current Assets	1,767,009	1,847,174
Property, Plant and Equipment, Net	456,430	468,126
Lease Right-of-Use Assets	438,226	437,969
Investments in Affiliates	172,584	155,444
Goodwill, Net	1,649,646	1,649,582
Indefinite-Lived Intangible Assets	141,077	142,180
Amortized Intangible Assets, Net	231,091	247,120
Prepaid Pension Cost	2,334,773	2,306,514
Deferred Income Taxes	6,720	7,900
Deferred Charges and Other Assets (includes $646 and $782 of restricted cash)	162,580	163,516
Total Assets	$7,360,136	$7,425,525

Liabilities and Equity
Current Liabilities
Accounts payable and accrued liabilities	$503,794	$583,629
Deferred revenue	346,091	358,720
Income taxes payable	5,610	4,585
Current portion of lease liabilities	74,825	77,655
Current portion of long-term debt	104,824	141,749
Dividends declared	7,748	—
Total Current Liabilities	1,042,892	1,166,338
Accrued Compensation and Related Benefits	163,208	175,391
Other Liabilities	34,629	36,497
Deferred Income Taxes	686,883	676,706
Mandatorily Redeemable Noncontrolling Interest	17,031	13,661
Lease Liabilities	405,119	405,200
Long-Term Debt	523,102	525,752
Total Liabilities	2,872,864	2,999,545
Commitments and Contingencies (Note 14)
Redeemable Noncontrolling Interests	14,331	14,311
Preferred Stock	—	—
Common Stockholders’ Equity
Common stock	20,000	20,000
Capital in excess of par value	391,133	389,456
Retained earnings	7,206,888	7,126,761
Accumulated other comprehensive income, net of taxes
Cumulative foreign currency translation adjustment	(8,036)	(6,298)
Unrealized gain on pensions and other postretirement plans	966,496	979,157
Cash flow hedge	(207)	(1,471)
Cost of Class B common stock held in treasury	(4,116,112)	(4,108,022)
Total Common Stockholders’ Equity	4,460,162	4,399,583
Noncontrolling Interests	12,779	12,086
Total Equity	4,472,941	4,411,669
Total Liabilities and Equity	$7,360,136	$7,425,525
See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31
(in thousands)	2022	2021
Cash Flows from Operating Activities
Net Income	$96,566	$112,635
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and long-lived asset impairments	34,387	31,529
Amortization of lease right-of-use asset	17,569	18,594
Net pension benefit	(44,782)	(24,501)
Gain on marketable equity securities and cost method investments, net	(46,912)	(81,937)
Gain on disposition of businesses, property, plant and equipment and investments, net	(1,593)	(240)
Provision for doubtful trade receivables	1,503	1,126
Stock-based compensation expense, net	1,677	1,485
Foreign exchange loss (gain)	1,047	(3)
Equity in earnings of affiliates, net of distributions	2,020	(11,241)
Provision for deferred income taxes	16,182	29,311
Change in operating assets and liabilities:
Accounts receivable	89,228	25,196
Inventories	(15,298)	(11,493)
Accounts payable and accrued liabilities	(78,819)	(29,965)
Deferred revenue	(9,037)	(6,655)
Income taxes receivable/payable	18,392	10,860
Lease liabilities	(20,247)	(21,119)
Other assets and other liabilities, net	(18,549)	(20,881)
Other	1,558	1,298
Net Cash Provided by Operating Activities	44,892	23,999
Cash Flows from Investing Activities
Proceeds from sales of marketable equity securities	55,731	—
Investments in equity affiliates, cost method and other investments	(23,698)	(2,415)
Purchases of property, plant and equipment	(14,207)	(13,113)
Net proceeds from disposition of businesses, property, plant and equipment, and investments	1,334	270
Purchases of marketable equity securities	—	(48,036)
Other	363	4
Net Cash Provided by (Used in) Investing Activities	19,523	(63,290)
Cash Flows from Financing Activities
Net payments under revolving credit facilities	(37,000)	(2,223)
Common shares repurchased	(9,527)	—
Dividends paid	(7,749)	(7,553)
Net (repayments of) proceeds from vehicle floor plan payable	(3,889)	2,462
(Repayments of) proceeds from bank overdrafts	(2,868)	3,212
Deferred payments of acquisitions	(3,294)	(1,340)
Proceeds from exercise of stock options	1,437	—
Repayments of borrowings	(977)	(1,034)
Purchase of noncontrolling interest	—	(3,508)
Other	(495)	(145)
Net Cash Used in Financing Activities	(64,362)	(10,129)
Effect of Currency Exchange Rate Change	(208)	(1,015)
Net Decrease in Cash and Cash Equivalents and Restricted Cash	(155)	(50,435)
Beginning Cash and Cash Equivalents and Restricted Cash	158,843	423,054
Ending Cash and Cash Equivalents and Restricted Cash	$158,688	$372,619

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
As of December 31, 2021	$20,000	$389,456	$7,126,761	$971,388	$(4,108,022)	$12,086	$4,411,669	$14,311
Net income for the period			96,566				96,566
Net income attributable to noncontrolling interests			(986)			986	—
Net loss attributable to redeemable noncontrolling interests			44				44	(44)
Change in redemption value of redeemable noncontrolling interests						64	64	64
Distribution to noncontrolling interest						(357)	(357)
Dividends on common stock			(15,497)				(15,497)
Repurchase of Class B common stock					(9,527)		(9,527)
Issuance of Class B common stock					1,437		1,437
Amortization of unearned stock compensation and stock option expense		1,677					1,677
Other comprehensive loss, net of income taxes				(13,135)			(13,135)
As of March 31, 2022	$20,000	$391,133	$7,206,888	$958,253	$(4,116,112)	$12,779	$4,472,941	$14,331

(in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
As of December 31, 2020	$20,000	$388,159	$6,804,822	$603,314	$(4,056,993)	$7,091	$3,766,393	$11,928
Net income for the period			112,635				112,635
Net income attributable to noncontrolling interests			(185)			185	—
Change in redemption value of redeemable noncontrolling interests		697				64	761	(634)
Distribution to noncontrolling interest						(126)	(126)
Dividends on common stock			(15,106)				(15,106)
Issuance of Class B common stock, net of restricted stock forfeitures		(5,188)			5,084		(104)
Amortization of unearned stock compensation and stock option expense		1,589					1,589
Other comprehensive loss, net of income taxes				(1,203)			(1,203)
Purchase of redeemable noncontrolling interest							—	(3,508)
As of March 31, 2021	$20,000	$385,257	$6,902,166	$602,111	$(4,051,909)	$7,214	$3,864,839	$7,786

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
Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States of America (GAAP) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (SEC). They include the assets, liabilities, results of operations and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or otherwise controlled by the Company. As permitted under such rules, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the three months ended March 31, 2022 and 2021 may not be indicative of the Company’s future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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
The Company assessed certain accounting matters that generally require consideration of forecasted financial information, in context with the information reasonably available to the Company and the unknown future impacts of the novel coronavirus (COVID-19) pandemic as of March 31, 2022 and through the date of this filing. The accounting matters assessed included, but were not limited to, the Company’s carrying value of goodwill and other long-lived assets, allowance for doubtful accounts, inventory valuation and related reserves, fair value of financial assets, valuation allowances for tax assets and revenue recognition. These assessments had no impact on the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2022. The Company’s assessments as of and for the three months ended March 31, 2021 resulted in other long-lived asset impairment charges (see Note 8). The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s condensed consolidated financial statements in future reporting periods.
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
On December 28, 2021, the Company’s automotive subsidiary acquired a Ford automotive dealership for cash and the assumption of $16.2 million in floor plan payables (see Note 5). In connection with the acquisition, the automotive subsidiary of the Company borrowed $22.5 million to finance the acquisition. The dealership is operated and managed by an entity affiliated with Christopher J. Ourisman, a member of the Ourisman Automotive Group family of dealerships. The acquisition expands the Company’s automotive business operations and is included in automotive.
Acquisition-related costs were expensed as incurred. The aggregate purchase price of the 2021 acquisitions was allocated as follows on a preliminary basis, based on acquisition date fair values to the following assets and liabilities:

Purchase Price Allocation
Year Ended
(in thousands)	December 31, 2021
Accounts receivable	$17,928
Inventory	25,383
Property, plant and equipment	13,126
Lease right-of-use assets	25,890
Goodwill	206,238
Indefinite-lived intangible assets	22,200
Amortized intangible assets	99,800
Other assets	4,911
Deferred income taxes	42,903
Floor plan payables	(16,198)
Other liabilities	(52,856)
Current and noncurrent lease liabilities	(25,593)
Redeemable noncontrolling interest	(6,616)
Aggregate purchase price, net of cash acquired	$357,116
The 2021 fair values recorded were based upon preliminary valuations and the estimates and assumptions used in such valuations are subject to change within the measurement period (up to one year from the acquisition date). These values include measurement period adjustments related to accounts receivable, goodwill, amortized intangible assets, current and noncurrent lease liabilities and contingent consideration. The recording of deferred tax assets and liabilities, working capital and the amounts of residual goodwill are not yet finalized. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill recorded due to these acquisitions is attributable to the assembled workforces of the acquired companies and expected synergies. The Company expects to deduct $80.0 million of goodwill for income tax purposes for the acquisitions completed in 2021.
The acquired companies were consolidated into the Company’s financial statements starting on their respective acquisition dates. The following unaudited pro forma financial information presents the Company’s results as if the 2021 acquisitions occurred at the beginning of 2020:

	Three Months Ended March 31
(in thousands)	2022	2021
Operating revenues	$915,045	$824,121
Net income	97,395	111,422

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
3. INVESTMENTS
Investments in Marketable Equity Securities. Investments in marketable equity securities consist of the following:

	As of
	March 31, 2022	December 31, 2021
(in thousands)
Total cost	$259,071	$273,201
Gross unrealized gains	543,620	537,915
Gross unrealized losses	(1,513)	(1,119)
Total Fair Value	$801,178	$809,997
At March 31, 2022 and December 31, 2021, the Company owned 44,430 shares in Markel Corporation (Markel) valued at $65.5 million and $54.8 million, respectively. The Co-Chief Executive Officer of Markel, Mr. Thomas S. Gayner, is a member of the Company’s Board of Directors. As of March 31, 2022, the Company owned 422 Class A and 482,945 Class B shares in Berkshire Hathaway valued at $393.6 million, which exceeded 5% of the Company’s total assets.
There were no purchases of marketable equity securities during the first three months of 2022. The Company purchased $48.0 million of marketable equity securities during the first three months of 2021.
During the first three months of 2022, the gross cumulative realized gains from the sales of marketable equity securities were $41.6 million. The total proceeds from such sales were $55.7 million. There were no sales of marketable equity securities during the first three months of 2021.
The net gain on marketable equity securities comprised the following:

	Three Months Ended March 31
(in thousands)	2022	2021
Gain on marketable equity securities, net	$46,912	$79,214
Less: Net losses in earnings from marketable equity securities sold	5,767	—
Net unrealized gains in earnings from marketable equity securities still held at the end of the period	$52,679	$79,214
Investments in Affiliates. As of March 31, 2022, the Company held an approximate 12% interest in Intersection Holdings, LLC (Intersection), and accounts for its investment under the equity method. The Company holds two of the ten seats of Intersection’s governing board, which allows the Company to exercise significant influence over Intersection. As of March 31, 2022, the Company also held investments in several other affiliates; Graham Healthcare Group (GHG) held a 40% interest in Residential Home Health Illinois, a 40% interest in Residential Hospice Illinois, a 40% interest in the joint venture formed between GHG and a Michigan hospital, and a 40% interest in the joint venture formed between GHG and Allegheny Health Network (AHN). During the first quarter of 2022, GHG invested an additional $18.5 million in the Residential Home Health Illinois and Residential Hospice Illinois affiliates to fund their acquisition of certain home health and hospice assets of the NorthShore University HealthSystem. The transaction diluted GHG’s interest in Residential Hospice Illinois resulting in a $0.6 million gain on the sale of investment in affiliate (see Note 12). For the three months ended March 31, 2022 and 2021, the Company recorded $3.3 million and $2.5 million, respectively, in revenue for services provided to the affiliates of GHG.
The Company had $51.3 million and $52.5 million in its investment account that represents cumulative undistributed income in its investments in affiliates as of March 31, 2022 and December 31, 2021, respectively.

Additionally, Kaplan International Holdings Limited (KIHL) held a 45% interest in a joint venture formed with University of York. KIHL loaned the joint venture £22 million, which loan is repayable over 25 years at an interest rate of 7% and guaranteed by the University of York. The loan is repayable by December 2041.
Cost Method Investments. The Company held investments without readily determinable fair values in a number of equity securities that are accounted for as cost method investments, which are recorded at cost, less impairment, and adjusted for observable price changes for identical or similar investments of the same issuer. The carrying value of these investments was $50.3 million and $48.9 million as of March 31, 2022 and December 31, 2021, respectively. During the three months ended March 31, 2021, the Company recorded gains of $2.7 million to those equity securities based on observable transactions.
4. ACCOUNTS RECEIVABLE, ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts receivable consist of the following:

	As of
	March 31, 2022	December 31, 2021
(in thousands)
Receivables from contracts with customers, less estimated credit losses of $22,693 and $21,836	$494,128	$589,582
Other receivables	23,423	17,889
	$517,551	$607,471
Credit loss expense was $1.5 million and $1.1 million for the three months ended March 31, 2022 and 2021, respectively.
Accounts payable and accrued liabilities consist of the following:

	As of
	March 31, 2022	December 31, 2021
(in thousands)
Accounts payable	$100,260	$126,985
Accrued compensation and related benefits	139,850	179,307
Other accrued liabilities	263,684	277,337
	$503,794	$583,629
Cash overdrafts of $2.7 million and $5.5 million are included in accounts payable as of March 31, 2022 and December 31, 2021, respectively.
5. INVENTORIES, CONTRACTS IN PROGRESS AND VEHICLE FLOOR PLAN PAYABLE
Inventories and contracts in progress consist of the following:

	As of
	March 31, 2022	December 31, 2021
(in thousands)
Raw materials	$54,995	$54,944
Work-in-process	15,475	11,506
Finished goods	86,142	72,796
Contracts in progress	66	2,225
	$156,678	$141,471
The Company finances new and used vehicle inventory through standardized floor plan facilities with Truist Bank (Truist floor plan facility) and Ford Motor Credit Company (Ford floor plan facility). The Truist floor plan facility bears interest at variable rates that are based on Secured Overnight Financing Rate (SOFR) plus 1.19% per annum. The Ford floor plan facility bears interest at variable interest rates that are based on the prime rate, with a floor of 3.5%, plus 1.5% per annum. The weighted average interest rate for the floor plan facilities was 2.0% and 1.2% for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the aggregate capacity under the floor plan facilities was $70.9 million, of which $27.7 million had been utilized, and is included in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheet. Changes in the vehicle floor plan payable are reported as cash flows from financing activities in the Condensed Consolidated Statements of Cash Flows.
The floor plan facilities are collateralized by vehicle inventory and other assets of the relevant dealership subsidiary, and contains a number of covenants, including, among others, covenants restricting the dealership subsidiary with respect to the creation of liens and changes in ownership, officers and key management personnel. The Company was in compliance with all of these restrictive covenants as of March 31, 2022.
The floor plan interest expense related to the vehicle floor plan arrangements is offset by amounts received from manufacturers in the form of floor plan assistance capitalized in inventory and recorded against cost of goods sold in the Condensed Consolidated Statements of Operations when the associated inventory is sold. For the three months ended March 31, 2022 and 2021, the Company recognized a reduction in cost of goods sold of $0.9 million and $0.6 million, respectively, related to manufacturer floor plan assistance.
6. GOODWILL AND OTHER INTANGIBLE ASSETS
Amortization of intangible assets for the three months ended March 31, 2022 and 2021, was $14.9 million and $13.9 million, respectively. Amortization of intangible assets is estimated to be approximately $44 million for the remainder of 2022, $51 million in 2023, $38 million in 2024, $31 million in 2025, $26 million in 2026 and $41 million thereafter. The changes in the carrying amount of goodwill, by segment, were as follows:

(in thousands)	Education	Television Broadcasting	Manufacturing	Healthcare	Automotive	Other Businesses	Total
Balance as of December 31, 2021
Goodwill	$1,186,236	$190,815	$234,993	$118,329	$45,826	$253,399	$2,029,598
Accumulated impairment losses	(331,151)	—	(34,302)	—	—	(14,563)	(380,016)
	855,085	190,815	200,691	118,329	45,826	238,836	1,649,582
Measurement period adjustments	1,000	—	—	250	—	(15)	1,235
Foreign currency exchange rate changes	(1,171)	—	—	—	—	—	(1,171)
Balance as of March 31, 2022
Goodwill	1,186,065	190,815	234,993	118,579	45,826	253,384	2,029,662
Accumulated impairment losses	(331,151)	—	(34,302)	—	—	(14,563)	(380,016)
	$854,914	$190,815	$200,691	$118,579	$45,826	$238,821	$1,649,646
The changes in carrying amount of goodwill at the Company’s education division were as follows:

(in thousands)	Kaplan International	Higher Education	Supplemental Education	Total
Balance as of December 31, 2021
Goodwill	$621,268	$174,564	$390,404	$1,186,236
Accumulated impairment losses	—	(111,324)	(219,827)	(331,151)
	621,268	63,240	170,577	855,085
Measurement period adjustments	—	—	1,000	1,000
Foreign currency exchange rate changes	(1,222)	—	51	(1,171)
Balance as of March 31, 2022
Goodwill	620,046	174,564	391,455	1,186,065
Accumulated impairment losses	—	(111,324)	(219,827)	(331,151)
	$620,046	$63,240	$171,628	$854,914

Other intangible assets consist of the following:

		As of March 31, 2022			As of December 31, 2021
(in thousands)	Useful Life Range	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Student and customer relationships	2–10 years	$298,952	$212,955	$85,997	$300,027	$206,714	$93,313
Trade names and trademarks	2–15 years	158,202	71,771	86,431	158,365	68,113	90,252
Databases and technology	3–6 years	36,650	28,163	8,487	36,585	26,464	10,121
Network affiliation agreements	10 years	17,400	9,062	8,338	17,400	8,628	8,772
Noncompete agreements	2–5 years	1,000	992	8	1,000	991	9
Other	1–8 years	68,500	26,670	41,830	68,500	23,847	44,653
		$580,704	$349,613	$231,091	$581,877	$334,757	$247,120
Indefinite-Lived Intangible Assets
Trade names and trademarks		$85,821			$86,972
Franchise agreements		44,058			44,058
FCC licenses		11,000			11,000
Licensure and accreditation		150			150
Other		48			—
		$141,077			$142,180
7. DEBT
The Company’s borrowings consist of the following:

				As of
(in thousands)	Maturities	Stated Interest Rate	Effective Interest Rate	March 31, 2022	December 31, 2021
Unsecured notes (1)	2026	5.75%	5.75%	$397,007	$396,830
Revolving credit facility	2023	1.61% - 3.75%	1.77%	170,918	209,643
Truist Bank commercial note (2)	2031	1.85% - 1.91%	1.89%	24,258	24,504
Truist Bank commercial note	2032	2.10% - 2.16%	2.14%	22,125	22,500
Pinnacle Bank term loan	2024	4.15%	4.19%	9,277	9,558
Other indebtedness	2025 - 2030	0.00% - 16.00%		4,341	4,466
Total Debt				627,926	667,501
Less: current portion				(104,824)	(141,749)
Total Long-Term Debt				$523,102	$525,752
____________
(1)     The carrying value is net of $3.0 million and $3.2 million of unamortized debt issuance costs as of March 31, 2022 and December 31, 2021, respectively.
(2)     The carrying value is net of $0.1 million of unamortized debt issuance costs as of March 31, 2022 and December 31, 2021.
At March 31, 2022 and December 31, 2021, the fair value of the Company’s 5.75% unsecured notes, based on quoted market prices (Level 2 fair value assessment), totaled $411.1 million and $417.5 million, respectively.
The outstanding balance on the Company’s $300 million unsecured revolving credit facility was $170.9 million as of March 31, 2022, consisting of borrowings of $100 million under its U.S. dollar tranche with interest payable at either 1 month USD London Interbank Offered Rate (LIBOR) plus 1.50% or prime rate plus 0.5%, as applicable, and £54 million under its multicurrency tranche with interest payable at Daily Sterling Overnight Index Average (SONIA) plus 1.50%. On May 3, 2022, the Company amended the revolving credit facility to, among other things, extend the maturity of the facility to May 30, 2027 and remove USD LIBOR as a benchmark interest rate for borrowings denominated in U.S. dollars.
The fair value of the Company’s other debt, which is based on Level 2 inputs, approximates its carrying value as of March 31, 2022 and December 31, 2021. The Company is in compliance with all financial covenants of the Revolving Credit Facility, commercial notes, and Pinnacle Bank term loan as of March 31, 2022.
During the three months ended March 31, 2022 and 2021, the Company had average borrowings outstanding of approximately $665.0 million and $512.1 million, respectively, at average annual interest rates of approximately 4.3% and 5.0%, respectively. During the three months ended March 31, 2022 and 2021, the Company incurred net interest expense of $10.7 million and $7.6 million, respectively.

During the three months ended March 31, 2022 and 2021, the Company recorded interest expense of $3.4 million and $1.1 million, respectively, to adjust the fair value of the mandatorily redeemable noncontrolling interest. The fair value of the mandatorily redeemable noncontrolling interest was based on the fair value of the underlying subsidiaries owned by GHC One, after taking into account any debt and other noncontrolling interests of its subsidiary investments. The fair value of the owned subsidiaries is determined by reference to either a discounted cash flow or EBITDA multiple, which approximates fair value (Level 3 fair value assessment).
8. FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	As of March 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities (1)	$801,178	$—	$—	$801,178
Other current investments (2)	9,690	6,098	—	15,788
Total Financial Assets	$810,868	$6,098	$—	$816,966
Liabilities
Contingent consideration liabilities (3)	$—	$—	$14,954	$14,954
Interest rate swap (4)	—	453	—	453
Mandatorily redeemable noncontrolling interest (5)	—	—	17,031	17,031
Total Financial Liabilities	$—	$453	$31,985	$32,438

	As of December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities (1)	$809,997	$—	$—	$809,997
Other current investments (2)	7,230	7,218	—	14,448
Total Financial Assets	$817,227	$7,218	$—	$824,445
Liabilities
Contingent consideration liabilities (3)	$—	$—	$14,881	$14,881
Interest rate swap (4)	—	2,049	—	2,049
Foreign exchange swap (6)	—	484	—	484
Mandatorily redeemable noncontrolling interest (5)	—	—	13,661	13,661
Total Financial Liabilities	$—	$2,533	$28,542	$31,075
____________

(1)
The Company’s investments in marketable equity securities are held in common shares of U.S. and Canadian corporations that are actively traded on U.S. and Canadian stock exchanges. Price quotes for these shares are readily available.

(2)	Includes U.S. Government Securities, corporate bonds, mutual funds and time deposits. These investments are valued using a market approach based on the quoted market prices of the security or inputs that include quoted market prices for similar instruments and are classified as either Level 1 or Level 2 in the fair value hierarchy.
(3)	Included in Accounts payable and accrued liabilities and Other Liabilities. The Company determined the fair value of the contingent consideration liabilities using either a Monte Carlo simulation, Black-Scholes model, or probability-weighted analysis depending on the type of target included in the contingent consideration requirements (revenue, EBITDA, client retention). All analyses included estimated financial projections for the acquired businesses and acquisition-specific discount rates.
(4)	Included in Other Liabilities. The Company utilized a market approach model using the notional amount of the interest rate swap multiplied by the observable inputs of time to maturity and market interest rates.
(5)	The fair value of the mandatorily redeemable noncontrolling interest is based on the fair value of the underlying subsidiaries owned by GHC One, after taking into account any debt and other noncontrolling interests of its subsidiary investments. The fair value of the owned subsidiaries is determined using enterprise value analyses which include an equal weighing between guideline public company and discounted cash flow analyses.
(6)	Included in Accounts payable and accrued liabilities, and valued based on a valuation model that calculates the differential between the contract price and the market-based forward rate.

The following tables provide a reconciliation of changes in the Company’s financial liabilities measured at fair value on a recurring basis, using Level 3 inputs:

(in thousands)	Contingent consideration liabilities	Mandatorily redeemable noncontrolling interest
As of December 31, 2021	$14,881	$13,661
Acquisition of business	(3)	—
Changes in fair value (1)	—	3,423
Accretion of value included in net income (1)	76	—
Settlements or distributions	—	(53)
As of March 31, 2022	$14,954	$17,031

(in thousands)	Contingent consideration liabilities	Mandatorily redeemable noncontrolling interest
As of December 31, 2020	$37,174	$9,240
Changes in fair value (1)	—	1,051
Accretion of value included in net income (1)	606	—
Settlements or distributions	(1,849)	(19)
Foreign currency exchange rate changes	(109)	—
As of March 31, 2021	$35,822	$10,272
____________

(1)	Changes in fair value and accretion of value of contingent consideration liabilities are included in Selling, general and administrative expenses and the changes in fair value of mandatorily redeemable noncontrolling interest is included in Interest expense in the Company’s Condensed Consolidated Statements of Operations.
During the three months ended March 31, 2021, the Company recorded other long-lived asset impairment charges of $1.0 million. The remeasurement of the other long-lived assets is classified as a Level 3 fair value assessment due to the significance of unobservable inputs developed in the determination of the fair value. The Company used a discounted cash flow model to determine the estimated fair value of the other long-lived assets and made assumptions regarding future cash flows and discount rates.
During the three months ended March 31, 2021, the Company recorded gains of $2.7 million to equity securities that are accounted for as cost method investments based on observable transactions for identical or similar investments of the same issuer.
9. REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company generated 79% and 77% of its revenue from U.S. domestic sales for the three months ended March 31, 2022 and 2021, respectively. The remaining 21% and 23% of revenue was generated from non-U.S. sales for the three months ended March 31, 2022 and 2021, respectively.
For the three months ended March 31, 2022, the Company recognized 75% of its revenue over time as control of the services and goods transferred to the customer, and the remaining 25% at a point in time, when the customer obtained control of the promised goods. For the three months ended March 31, 2021, the Company recognized 70% of its revenue over time, and the remaining 30% at a point in time.
Contract Assets. As of March 31, 2022, the Company recognized a contract asset of $17.5 million related to a contract at a Kaplan International business, which is included in Deferred Charges and Other Assets. The Company expects to recognize an additional $489.1 million related to this performance obligation within the next ten years. As of December 31, 2021, the contract asset was $17.7 million.
Deferred Revenue. The Company records deferred revenue when cash payments are received or due in advance of the Company’s performance, including amounts which are refundable. The following table presents the change in the Company’s deferred revenue balance:

	As of
	March 31, 2022	December 31, 2021%
(in thousands)			Change
Deferred revenue	$350,577	$363,065	(3)
In April 2020, GHG received $31.5 million under the expanded Medicare Accelerated and Advanced Payment Program modified by the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) as a result of COVID-19. The Department of Health and Human Services started to recoup this advance 365 days after the payment was issued and for the three months ended March 31, 2022, $6.4 million of the balance was recognized in revenue for claims submitted for eligible services. The remaining balance of $6.1 million is included in the current deferred revenue balance on the Condensed Consolidated Balance Sheet as of March 31, 2022.
The majority of the change in the deferred revenue balance is related to the cyclical nature of services in the Kaplan education segment. During the three months ended March 31, 2022, the Company recognized $181.8 million related to the Company’s deferred revenue balance as of December 31, 2021.
Revenue allocated to remaining performance obligations represents deferred revenue amounts that will be recognized as revenue in future periods. As of March 31, 2022, the deferred revenue balance related to certain medical and nursing qualifications with an original contract length greater than twelve months at Kaplan Supplemental Education was $7.6 million. Kaplan Supplemental Education expects to recognize 68% of this revenue over the next twelve months and the remainder thereafter.
Costs to Obtain a Contract. The following table presents changes in the Company’s costs to obtain a contract asset:

(in thousands)	Balance at Beginning of Period	Costs associated with new contracts	Less: Costs amortized during the period	Other	Balance at End of Period
2022	$26,081	$14,360	$(14,592)	$(362)	$25,487
The majority of other activity was related to currency translation adjustments for the three months ended March 31, 2022.
10. EARNINGS PER SHARE
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
The following reflects the Company’s net income and share data used in the basic and diluted earnings per share computations using the two-class method:

	Three Months Ended March 31
(in thousands, except per share amounts)	2022	2021
Numerator:
Numerator for basic earnings per share:
Net income attributable to Graham Holdings Company common stockholders	$95,624	$112,450
Less: Dividends-common stock outstanding and unvested restricted shares	(15,497)	(15,106)
Undistributed earnings	80,127	97,344
Percent allocated to common stockholders	99.35%	99.33%
	79,611	96,693
Add: Dividends-common stock outstanding	15,397	15,005
Numerator for basic earnings per share	$95,008	$111,698
Add: Additional undistributed earnings due to dilutive stock options	1	1
Numerator for diluted earnings per share	$95,009	$111,699
Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	4,871	4,967
Add: Effect of dilutive stock options	14	10
Denominator for diluted earnings per share	4,885	4,977
Graham Holdings Company Common Stockholders:
Basic earnings per share	$19.50	$22.49
Diluted earnings per share	$19.45	$22.44
____________
Earnings per share amounts may not recalculate due to rounding.

Diluted earnings per share excludes the following weighted average potential common shares, as the effect would be antidilutive, as computed under the treasury stock method:

	Three Months Ended March 31
(in thousands)	2022	2021
Weighted average restricted stock	16	9
The diluted earnings per share amounts for the three months ended March 31, 2022 and March 31, 2021 exclude the effects of 105,000 and 104,000 stock options and contingently issuable shares outstanding, respectively, as their inclusion would have been antidilutive due to a market condition.
In the three months ended March 31, 2022 and 2021, the Company declared regular dividends totaling $3.16 and $3.02 per common share, respectively.
11. PENSION AND POSTRETIREMENT PLANS
Defined Benefit Plans. The total benefit arising from the Company’s defined benefit pension plans consists of the following components:

	Three Months Ended March 31
(in thousands)	2022	2021
Service cost	$6,031	$5,602
Interest cost	7,670	6,654
Expected return on assets	(41,963)	(34,576)
Amortization of prior service cost	709	711
Recognized actuarial gain	(17,229)	(2,892)
Net Periodic Benefit	$(44,782)	$(24,501)
The total cost arising from the Company’s Supplemental Executive Retirement Plan (SERP) consists of the following components:

	Three Months Ended March 31
(in thousands)	2022	2021
Service cost	$228	$255
Interest cost	822	736
Amortization of prior service cost	9	83
Recognized actuarial loss	166	1,482
Net Periodic Cost	$1,225	$2,556
Defined Benefit Plan Assets. The Company’s defined benefit pension obligations are funded by a portfolio made up of private investment funds, a U.S. stock index fund, and a relatively small number of stocks and high-quality fixed-income securities that are held by a third-party trustee. The assets of the Company’s pension plans were allocated as follows:

	As of
	March 31, 2022	December 31, 2021

U.S. equities	63%	61%
Private investment funds	17%	17%
U.S. stock index fund	7%	9%
International equities	7%	9%
U.S. fixed income	6%	4%
	100%	100%
The Company manages approximately 41% of the pension assets internally, of which the majority is invested in private investment funds with the remaining investments in Berkshire Hathaway stock, a U.S. stock index fund, and short-term fixed-income securities. The remaining 59% of plan assets are managed by two investment companies. The goal of the investment managers is to produce moderate long-term growth in the value of these assets, while protecting them against large decreases in value. Both investment managers may invest in a combination of equity and fixed-income securities and cash. The managers are not permitted to invest in securities of the Company or in alternative investments. One investment manager cannot invest more than 15% of the assets at the time of purchase in the stock of Alphabet and Berkshire Hathaway, and no more than 30% of the assets it manages in specified international exchanges at the time the investment is made. The other investment manager cannot invest more than 20% of the assets at the time of purchase in the stock of Berkshire Hathaway, and no more than 15% of the assets it manages in specified international exchanges at the time the investment is made, and no less than 10% of the assets could be invested in fixed-income securities. Excluding the exceptions noted above, the investment managers cannot invest more than 10% of the assets in the securities of any other single issuer, except for obligations of the U.S. Government, without receiving prior approval from the Plan administrator.
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
The Company evaluated its defined benefit pension plan asset portfolio for the existence of significant concentrations (defined as greater than 10% of plan assets) of credit risk as of March 31, 2022. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country and individual fund. At March 31, 2022, the pension plan held investments in one common stock and one private investment fund that exceeded 10% of total plan assets, valued at $1,009.5 million, or approximately 33% of total plan assets. At December 31, 2021, the pension plan held investments in one common stock and one private investment fund that exceeded 10% of total plan assets, valued at $998.8 million, or approximately 29% of total plan assets.
Other Postretirement Plans. The total cost arising from the Company’s other postretirement plans consists of the following components:

	Three Months Ended March 31
(in thousands)	2022	2021
Interest cost	$24	$36
Amortization of prior service credit	(2)	(2)
Recognized actuarial gain	(711)	(1,019)
Net Periodic Benefit	$(689)	$(985)
12. OTHER NON-OPERATING INCOME
A summary of non-operating income is as follows:

	Three Months Ended March 31
(in thousands)	2022	2021
Gain on sale of cost method investments	$1,075	$94
Foreign currency (loss) gain, net	(1,047)	3
Gain on sale of businesses	945	802
Gain on sale of investment in affiliate	604	—
Gain on a cost method investment	—	2,723
Other gain, net	1,299	2,698
Total Other Non-Operating Income	$2,876	$6,320
The gain on cost method investments result from observable price changes in the fair value of the underlying equity securities accounted for under the cost method (see Notes 3 and 8).
During each of the three months ended March 31, 2022 and 2021, the Company recorded contingent consideration gains of $0.9 million related to the disposition of Kaplan University (KU) in 2018.

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The other comprehensive loss consists of the following components:

	Three Months Ended March 31
	2022			2021
	Before-Tax	Income	After-Tax	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(1,738)	$—	$(1,738)	$(486)	$—	$(486)
Pension and other postretirement plans:
Amortization of net prior service cost included in net income	716	(184)	532	792	(213)	579
Amortization of net actuarial gain included in net income	(17,774)	4,581	(13,193)	(2,429)	656	(1,773)
	(17,058)	4,397	(12,661)	(1,637)	443	(1,194)
Cash flow hedge:
Gain for the period	1,642	(378)	1,264	621	(144)	477
Other Comprehensive Loss	$(17,154)	$4,019	$(13,135)	$(1,502)	$299	$(1,203)
The accumulated balances related to each component of other comprehensive income (loss) are as follows:

(in thousands, net of taxes)	Cumulative Foreign Currency Translation Adjustment	Unrealized Gain on Pensions and Other Postretirement Plans	Cash Flow Hedge	Accumulated Other Comprehensive Income
Balance as of December 31, 2021	$(6,298)	$979,157	$(1,471)	$971,388
Other comprehensive (loss) income before reclassifications	(1,738)	—	1,080	(658)
Net amount reclassified from accumulated other comprehensive income (loss)	—	(12,661)	184	(12,477)
Other comprehensive (loss) income, net of tax	(1,738)	(12,661)	1,264	(13,135)
Balance as of March 31, 2022	$(8,036)	$966,496	$(207)	$958,253
The amounts and line items of reclassifications out of Accumulated Other Comprehensive Income (Loss) are as follows:

	Three Months Ended March 31		Affected Line Item in the Condensed Consolidated Statements of Operations

(in thousands)	2022	2021
Pension and Other Postretirement Plans:
Amortization of net prior service cost	$716	$792	(1)
Amortization of net actuarial gain	(17,774)	(2,429)	(1)
	(17,058)	(1,637)	Before tax
	4,397	443	Provision for Income Taxes
	(12,661)	(1,194)	Net of Tax
Cash Flow Hedge
	184	154	Interest expense
Total reclassification for the period	$(12,477)	$(1,040)	Net of Tax
____________
(1)    These accumulated other comprehensive income components are included in the computation of net periodic pension and postretirement plan cost (see Note 11) and are included in non-operating pension and postretirement benefit income in the Company’s Condensed Consolidated Statements of Operations.

14. CONTINGENCIES
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
In 2015, Kaplan sold substantially all of the assets of the KHE Campuses (KHEC) business to Education Corporation of America. In 2018, certain subsidiaries of Kaplan contributed the institutional assets and operations of KU to a new university: an Indiana nonprofit, public-benefit corporation affiliated with Purdue University, known as Purdue University Global. Kaplan could be held liable to the current owners of KU and the KHEC schools related to the pre-sale conduct of the schools, and the pre-sale conduct of the schools has been and could be the subject of future compliance reviews, regulatory proceedings or lawsuits that could result in monetary liabilities or fines or other sanctions. On May 6, 2021, Kaplan received a notice from the Department of Education (ED) that it would be conducting a fact-finding process pursuant to the borrower defense to repayment (BDTR) regulations to determine the validity of more than 800 BDTR claims and a request for documents related to several of Kaplan’s previously owned schools. Beginning in July 2021, Kaplan started receiving the claims and related information requests. In total, Kaplan received 1,449 borrower defense applications that seek discharge of approximately $35 million in loans. Most claims received are from former KU students. The ED’s process for adjudicating these claims is subject to the borrower defense regulations but it is not clear to what extent the ED will exclude claims based on the underlying statutes of limitations, evidence provided by Kaplan, or any prior investigation related to schools attended by the student applicants. Kaplan believes it has defenses that would bar any student discharge or school liability including that the claims are barred by the applicable statute of limitations, unproven, incomplete and fail to meet regulatory filing requirements. Kaplan expects to vigorously defend any attempt by the ED to hold Kaplan liable for any ultimate student discharges and is responding to all claims with documentary and narrative evidence to refute the allegations, demonstrate their lack of merit, and support the denial of all such claims by the ED. If the claims are successful, the ED may seek reimbursement for the amount discharged from Kaplan. If the ED initiates a reimbursement action against Kaplan following approval of former students’ BDTR applications, Kaplan may be subject to significant liability.
In June 2021, the Committee for Private Education (CPE) in Singapore instructed Kaplan Singapore to cease new enrollments for three marketing diploma programs on both a full and part-time basis due to noncompliance with minimum entry level requirements for admission and to teach out existing students in these programs. On August 23, 2021, the CPE issued the same instructions with respect to the Kaplan Foundation diploma and four information technology diploma programs on both a full and part-time basis. In November 2021, the CPE issued the same instructions with respect to a further 23 full-time or part-time diploma programs. Post regulatory action, Kaplan Singapore is currently still able to offer 449 programs that are registered with the CPE, out of which there are 16 diplomas, 361 bachelors and the balance of which are certificate and postgraduate courses. Kaplan Singapore has applied for re-registration of certain of the diploma programs in 2022. The impact from regulatory actions by the CPE will have a significant adverse impact on Kaplan Singapore’s revenues, operating results and cash flows in the future. No assurance can be given that applications for re-registration of the impacted programs will be successful. An inability to re-register one or more impacted programs could have a further material adverse effect on Kaplan Singapore’s revenues, operating results and cash flows.

15. BUSINESS SEGMENTS
The Company has seven reportable segments: Kaplan International, Kaplan Higher Education, Kaplan Supplemental Education, Television Broadcasting, Manufacturing, Healthcare and Automotive.

The following tables summarize the financial information related to each of the Company’s business segments:

	Three months ended
	March 31
(in thousands)	2022	2021
Operating Revenues
Education	$358,012	$329,317
Television broadcasting	123,419	113,625
Manufacturing	115,940	115,960
Healthcare	67,255	50,043
Automotive	150,967	67,727
Other businesses	99,617	36,312
Corporate office	—	—
Intersegment elimination	(489)	(529)
	$914,721	$712,455
Income (Loss) from Operations before Amortization of Intangible Assets and Impairment of Long-Lived Assets
Education	$24,558	$24,148
Television broadcasting	41,258	34,337
Manufacturing	15,138	15,894
Healthcare	7,288	7,921
Automotive	7,078	524
Other businesses	(27,430)	(19,216)
Corporate office	(13,007)	(14,780)
	$54,883	$48,828
Amortization of Intangible Assets and Impairment of Long-Lived Assets
Education	$4,146	$5,212
Television broadcasting	1,360	1,359
Manufacturing	5,163	6,987
Healthcare	929	781
Automotive	—	—
Other businesses	3,314	645
Corporate office	—	—
	$14,912	$14,984
Income (Loss) from Operations
Education	$20,412	$18,936
Television broadcasting	39,898	32,978
Manufacturing	9,975	8,907
Healthcare	6,359	7,140
Automotive	7,078	524
Other businesses	(30,744)	(19,861)
Corporate office	(13,007)	(14,780)
	$39,971	$33,844
Equity in Earnings of Affiliates, Net	2,604	13,428
Interest Expense, Net	(10,702)	(7,558)
Non-Operating Pension and Postretirement Benefit Income, Net	50,505	28,787
Gain on Marketable Equity Securities, Net	46,912	79,214
Other Income, Net	2,876	6,320
Income Before Income Taxes	$132,166	$154,035

	Three months ended
	March 31
(in thousands)	2022	2021
Depreciation of Property, Plant and Equipment
Education	$8,505	$7,780
Television broadcasting	3,289	3,473
Manufacturing	2,428	2,517
Healthcare	410	317
Automotive	777	530
Other businesses	3,915	1,760
Corporate office	151	168
	$19,475	$16,545
Pension Service Cost
Education	$2,536	$2,283
Television broadcasting	926	835
Manufacturing	328	395
Healthcare	186	172
Automotive	6	—
Other businesses	520	369
Corporate office	1,529	1,548
	$6,031	$5,602
Asset information for the Company’s business segments is as follows:

	As of
(in thousands)	March 31, 2022	December 31, 2021
Identifiable Assets
Education	$1,931,039	$2,026,782
Television broadcasting	442,468	448,627
Manufacturing	495,452	486,304
Healthcare	203,534	194,823
Automotive	243,766	238,200
Other businesses	626,418	689,872
Corporate office	108,924	68,962
	$4,051,601	$4,153,570
Investments in Marketable Equity Securities	801,178	809,997
Investments in Affiliates	172,584	155,444
Prepaid Pension Cost	2,334,773	2,306,514
Total Assets	$7,360,136	$7,425,525

The Company’s education division comprises the following operating segments:

	Three months ended
	March 31
(in thousands)	2022	2021
Operating Revenues
Kaplan international	$204,513	$171,895
Higher education	75,808	75,686
Supplemental education	76,304	79,655
Kaplan corporate and other	4,345	3,363
Intersegment elimination	(2,958)	(1,282)
	$358,012	$329,317
Income (Loss) From Operations before Amortization of Intangible Assets and Impairment of Long-Lived Assets
Kaplan international	$20,564	$10,207
Higher education	5,037	6,253
Supplemental education	3,371	12,497
Kaplan corporate and other	(4,433)	(4,907)
Intersegment elimination	19	98
	$24,558	$24,148
Amortization of Intangible Assets	$4,146	$4,165
Impairment of Long-Lived Assets	$—	$1,047
Income (Loss) from Operations
Kaplan international	$20,564	$10,207
Higher education	5,037	6,253
Supplemental education	3,371	12,497
Kaplan corporate and other	(8,579)	(10,119)
Intersegment elimination	19	98
	$20,412	$18,936
Depreciation of Property, Plant and Equipment
Kaplan international	$5,755	$5,252
Higher education	1,020	852
Supplemental education	1,639	1,576
Kaplan corporate and other	91	100
	$8,505	$7,780
Pension Service Cost
Kaplan international	$72	$71
Higher education	1,081	1,083
Supplemental education	1,182	931
Kaplan corporate and other	201	198
	$2,536	$2,283
Asset information for the Company’s education division is as follows:

	As of
(in thousands)	March 31, 2022	December 31, 2021
Identifiable Assets
Kaplan international	$1,424,270	$1,493,868
Higher education	178,681	187,789
Supplemental education	275,191	286,877
Kaplan corporate and other	52,897	58,248
	$1,931,039	$2,026,782

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.
This analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto.
Results of Operations
The Company reported net income attributable to common shares of $95.6 million ($19.45 per share) for the first quarter of 2022, compared to $112.5 million ($22.44 per share) for the first quarter of 2021.
Items included in the Company’s net income for the first quarter of 2022:
•$46.9 million in net gains on marketable equity securities (after-tax impact of $34.7 million, or $7.05 per share);
•$0.4 million in net earnings of affiliates whose operations are not managed by the Company (after-tax impact of $0.3 million, or $0.05 per share);
•Non-operating gain of $1.7 million from sales of an equity method and cost method investment (after-tax impact of $1.3 million, or $0.26 per share); and
•$3.4 million in interest expense to adjust the fair value of the mandatorily redeemable noncontrolling interest (after-tax impact of $3.3 million, or $0.67 per share).
Items included in the Company’s net income for the first quarter of 2021:
•$79.2 million in net gains on marketable equity securities (after-tax impact of $57.6 million, or $11.50 per share);
•$10.3 million in net earnings of affiliates whose operations are not managed by the Company (after-tax impact of $7.5 million, or $1.50 per share);
•a non-operating gain of $2.7 million from the write-up of a cost method investment (after-tax impact of $2.0 million, or $0.40 per share); and
•$1.1 million in interest expense to adjust the fair value of the mandatorily redeemable noncontrolling interest ($0.21 per share).
Revenue for the first quarter of 2022 was $914.7 million, up 28% from $712.5 million in the first quarter of 2021. Revenues increased at education, television broadcasting, healthcare, automotive and other businesses. The Company reported operating income of $40.0 million for the first quarter of 2022, compared to $33.8 million for the first quarter of 2021. Operating results increased at education, television broadcasting, manufacturing and automotive, offset by declines at healthcare and other businesses.
The COVID-19 pandemic and measures taken to prevent its spread significantly impacted the Company’s results for 2021 and, to a lesser extent, the first quarter of 2022, largely from reduced demand for the Company’s products and services. The Company cannot predict the severity or duration of the pandemic, the extent to which demand for the Company’s products and services will be adversely affected or the degree to which financial and operating results will be negatively impacted.
Division Results
Education
Education division revenue totaled $358.0 million for the first quarter of 2022, up 9% from $329.3 million for the same period of 2021. Kaplan reported operating income of $20.4 million for the first quarter of 2022, compared to $18.9 million for the first quarter of 2021.
The COVID-19 pandemic adversely impacted Kaplan’s operating results during 2021 and, to a lesser extent, the first quarter of 2022. Kaplan serves a large number of students who travel to other countries to study a second language, prepare for licensure, or pursue a higher education degree. Government-imposed travel restrictions and school closures arising from COVID-19 had a negative impact on the ability of certain international students to travel and attend Kaplan’s programs, particularly at Kaplan International’s Language programs (Languages) in 2021.

A summary of Kaplan’s operating results is as follows:

	Three Months Ended
	March 31
(in thousands)	2022	2021	% Change
Revenue
Kaplan international	$204,513	$171,895	19
Higher education	75,808	75,686	0
Supplemental education	76,304	79,655	(4)
Kaplan corporate and other	4,345	3,363	29
Intersegment elimination	(2,958)	(1,282)	—
	$358,012	$329,317	9
Operating Income (Loss)
Kaplan international	$20,564	$10,207	—
Higher education	5,037	6,253	(19)
Supplemental education	3,371	12,497	(73)
Kaplan corporate and other	(4,433)	(4,907)	10
Amortization of intangible assets	(4,146)	(4,165)	0
Impairment of long-lived assets	—	(1,047)	—
Intersegment elimination	19	98	—
	$20,412	$18,936	8
Kaplan International includes postsecondary education, professional training and language training businesses largely outside the United States. Kaplan International revenue increased 19% for the first quarter of 2022 (23% on a constant currency basis). The increase is due largely to growth at Languages, Pathways and UK Professional. Kaplan International reported operating income of $20.6 million in the first quarter of 2022, compared to $10.2 million in the first quarter of 2021. The increase is due largely to a reduction in losses at Languages, and improved results at Pathways. Overall, Kaplan International’s operating results were negatively impacted by $6 million and $13 million in losses incurred at Languages from COVID-19 disruptions for the first quarter of 2022 and 2021, respectively. At the end of the first quarter of 2022, travel restrictions imposed as a result of COVID-19 have been substantially lifted, except in parts of Asia. Consequently, the Company expects significantly improved results at Languages for the remainder of 2022, assuming no new travel restrictions are imposed.
Higher Education includes the results of Kaplan as a service provider to higher education institutions. In the first quarter of 2022, Higher Education revenue was flat compared to the first quarter of 2021. For the first quarter of 2022 and 2021, Kaplan recorded a portion of the fee with Purdue Global based on an assessment of its collectability under the TOSA. Enrollments at Purdue Global for the first quarter of 2022 were approximately the same as the first quarter of 2021. The Company will continue to assess the collectability of the fee with Purdue Global on a quarterly basis to make a determination as to whether to record all or part of the fee in the future and whether to make adjustments to fee amounts recognized in earlier periods. Higher Education results declined in the first quarter of 2022 due to increased investment costs incurred related to new university agreements.
As of March 31, 2022, Kaplan had a total outstanding accounts receivable balance of $87.1 million from Purdue Global related to amounts due for reimbursements for services, fees earned and a deferred fee. Included in this total, Kaplan has a $19.3 million long-term receivable balance due from Purdue Global at March 31, 2022, related to the advance of $20 million during the initial KU Transaction.
Supplemental Education includes Kaplan’s standardized test preparation programs and domestic professional and other continuing education businesses. In November 2021, Supplemental Education acquired two small businesses. Supplemental Education revenue declined 4% for the first quarter of 2022, due largely to declines in retail comprehensive test preparation demand. Overall, demand for graduate and pre-college test preparation programs has declined due to the strength of US employment markets and the decline in test-takers. Operating results declined in the first quarter of 2022 due to decreased revenues and increased advertising and product development costs.
Kaplan corporate and other represents unallocated expenses of Kaplan, Inc.’s corporate office, other minor businesses and certain shared activities.

Television Broadcasting
A summary of television broadcasting’s operating results is as follows:

	Three Months Ended
	March 31
(in thousands)	2022	2021	% Change
Revenue	$123,419	$113,625	9
Operating Income	39,898	32,978	21
Graham Media Group, Inc. owns seven television stations located in Houston, TX; Detroit, MI; Orlando, FL; San Antonio, TX; Jacksonville, FL; and Roanoke, VA, as well as SocialNewsDesk, a provider of social media management tools designed to connect newsrooms with their users. Revenue at the television broadcasting division increased 9% to $123.4 million in the first quarter of 2022, from $113.6 million in the same period of 2021. The revenue increase is due to a $2.5 million increase in retransmission revenues, a $2.4 million increase in political advertising revenue, and increases from winter Olympics and Super Bowl advertising revenue at the Company’s NBC affiliates in the first quarter of 2022. Operating income for the first quarter of 2022 increased 21% to $39.9 million, from $33.0 million in the same period of 2021, due to increased revenues, partially offset by higher network fees.
Manufacturing
A summary of manufacturing’s operating results is as follows:

	Three Months Ended
	March 31
(in thousands)	2022	2021	% Change
Revenue	$115,940	$115,960	0
Operating Income	9,975	8,907	12
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
Manufacturing revenues were flat in the first quarter of 2022, with a reduction in revenues at Hoover from lower wood prices and lower product demand, offset by increased revenues at Dekko, Joyce, and Forney. Wood prices have been highly volatile in 2021 and the first quarter of 2022; overall, Hoover results included significant wood gains on inventory sales in the first quarter of 2022 and 2021 from generally increasing wood prices during these periods, with gains in the first quarter of 2022 lower than the prior year. Manufacturing operating results increased 12% in the first quarter of 2022, due to improved results at Dekko and Forney and reduced amortization of intangible assets expense, partially offset by a decline at Hoover from reduced wood gains on inventory sales in the first quarter of 2022.
Healthcare
A summary of healthcare’s operating results is as follows:

	Three Months Ended
	March 31
(in thousands)	2022	2021	% Change
Revenue	$67,255	$50,043	34
Operating Income	6,359	7,140	(11)
Graham Healthcare Group (GHG) provides home health and hospice services in four states. In December 2021, GHG acquired two small businesses, one of which expanded GHG’s home health operations into Florida. GHG provides other healthcare services, including nursing care and prescription services for patients receiving in-home infusion treatments through its 75% interest in CSI Pharmacy Holdings Company, LLC (CSI). Healthcare revenues increased 34% for the first quarter of 2022 largely due to growth at CSI and home health services and from businesses acquired in the fourth quarter of 2021. The decline in GHG operating results in the first quarter of 2022 is due primarily to increased marketing, human resources and recruiting costs and overall increased compensation costs in nursing and clinical staffing, partially offset by improved results at CSI.
The Company also holds interests in four home health and hospice joint ventures managed by GHG, whose results are included in equity in earnings of affiliates in the Company’s Consolidated Statements of Operations. The

Company recorded equity in earnings of $1.9 million and $2.8 million for the first quarter of 2022 and 2021, respectively, from these joint ventures. During the first quarter of 2022, GHG, through its Residential Home Illinois and Residential Hospice Illinois affiliates, acquired an interest in the home health and hospice assets of NorthShore University HealthSystem, an integrated healthcare delivery system serving patients throughout the Chicago, IL area. The transaction resulted in a decrease to GHG’s interest in Residential Hospice Illinois and a $0.6 million non-operating gain related to the change in interest.
Automotive
A summary of automotive’s operating results is as follows:

	Three Months Ended
	March 31
(in thousands)	2022	2021	% Change
Revenue	$150,967	$67,727	—
Operating Income	7,078	524	—
Automotive includes four automotive dealerships in the Washington, D.C. metropolitan area: Ourisman Lexus of Rockville, Ourisman Honda of Tysons Corner, Ourisman Jeep Bethesda and Ourisman Ford of Manassas. On December 28, 2021, the Company acquired a Ford dealership located in Manassas, VA from the Battlefield Automotive Group. Christopher J. Ourisman, a member of the Ourisman Automotive Group family of dealerships, and his team of industry professionals operate and manage the dealerships; the Company holds a 90% stake.
Revenues for the first quarter of 2022 increased significantly due largely to the Ford dealership acquisition and sales growth at each of the three legacy dealerships from higher average new and used car selling prices as a result of strong customer demand and new vehicle inventory shortages related to supply chain disruptions and production delays at vehicle manufacturers. Operating results for the first quarter of 2022 improved significantly due largely to the Ford acquisition and improved results at each of the three legacy dealerships due to increased sales and margins.
Other Businesses
Leaf Group
On June 14, 2021, the Company acquired Leaf Group Ltd. (Leaf), a consumer internet company, headquartered in Santa Monica, CA, that builds enduring, creator-driven brands that reach passionate audiences in large and growing lifestyle categories, including fitness and wellness (Well+Good, Livestrong.com and MyPlate App), and home, art and design (Saatchi Art, Society6 and Hunker). Leaf has three major operating divisions: Society6 Group and Saatchi Art Group (Marketplace businesses) and the Media Group. Overall, Leaf reported a significant operating loss for the first quarter of 2022.
Clyde’s Restaurant Group
Clyde’s Restaurant Group (CRG) owns and operates eleven restaurants and entertainment venues in the Washington, D.C. metropolitan area, including Old Ebbitt Grill and The Hamilton. As a result of the COVID-19 pandemic, CRG temporarily closed its restaurant dining rooms in Maryland and the District of Columbia in December 2020, reopening again for limited indoor dining service in mid-February 2021. Various government-ordered dining restrictions continued until the middle of 2021. Overall, CRG incurred operating losses in each of the first quarters of 2022 and 2021. While CRG operations have been adversely impacted as a result of the pandemic, both revenues and operating results improved significantly in the first quarter of 2022 and this improvement is expected to continue for the remainder of 2022.
Framebridge
Framebridge is a custom framing service company, headquartered in Washington, D.C., with fifteen retail locations in the Washington, D.C., New York City, Atlanta, GA, Philadelphia, PA, Boston, MA and Chicago, IL areas and two manufacturing facilities in Kentucky and New Jersey. Framebridge plans to open five additional stores in 2022. Framebridge revenues increased in the first quarter of 2022 due primarily to operating additional retail stores compared to the first quarter of 2021. In the first quarter of 2022, Framebridge completed working through a significant backlog of orders that had built-up in the fourth quarter of 2021. Framebridge is an investment stage business and reported significant operating losses in the first quarters of 2022 and 2021.

Code3
Code3 is a performance marketing agency focused on driving performance for brands through three core elements of digital success: media, creative and commerce. Code3 revenues were up in the first quarter of 2022. Code3 reported operating losses in the first quarter of 2022 and 2021.
Other
Other businesses also include Slate and Foreign Policy, which publish online and print magazines and websites; and four investment stage businesses, CyberVista, Decile, Pinna and City Cast. Foreign Policy, Decile, Pinna and City Cast reported revenue increases in the first quarter of 2022. Losses from each of these six businesses in the first quarter of 2022 adversely affected operating results.
Overall, for the first quarter of 2022, operating revenues for other businesses increased due largely to the Leaf acquisition and increases at CRG and Framebridge. Operating results declined in the first quarter of 2022 due primarily to losses at Leaf and increased losses at Framebridge, partially offset by improved results at CRG.
Corporate Office
Corporate office includes the expenses of the Company’s corporate office and certain continuing obligations related to prior business dispositions.
Equity in Earnings of Affiliates
At March 31, 2022, the Company held an approximate 12% interest in Intersection Holdings, LLC (Intersection), a company that provides digital marketing and advertising services and products for cities, transit systems, airports, and other public and private spaces. The Company also holds interests in several other affiliates, including a number of home health and hospice joint ventures managed by GHG and two joint ventures managed by Kaplan. Overall, the Company recorded equity in earnings of affiliates of $2.6 million for the first quarter of 2022, compared to $13.4 million for the first quarter of 2021. These amounts include $0.4 million and $10.3 million in net earnings for the first quarter of 2022 and 2021, respectively, from affiliates whose operations are not managed by the Company.
Net Interest Expense and Related Balances
The Company incurred net interest expense of $10.7 million for the first quarter of 2022, compared to $7.6 million for the first quarter of 2021. The Company recorded interest expense of $3.4 million in the first quarter of 2022 and $1.1 million in the first quarter of 2021 to adjust the fair value of the mandatorily redeemable noncontrolling interest at GHG.
At March 31, 2022, the Company had $627.9 million in borrowings outstanding at an average interest rate of 4.6%, and cash, marketable equity securities and other investments of $975.7 million. At March 31, 2022, the Company had $170.9 million outstanding on its $300 million revolving credit facility. On May 3, 2022, the Company entered into an amended and restated revolving credit facility agreement, which among other things, extends the maturity date to May 30, 2027, and removes USD LIBOR as a benchmark interest rate for borrowings denominated in U.S. dollars.
Non-operating Pension and Postretirement Benefit Income, net
The Company recorded net non-operating pension and postretirement benefit income of $50.5 million for the first quarter of 2022, compared to $28.8 million for the first quarter of 2021.
Gain on Marketable Equity Securities, net
Overall, the Company recognized $46.9 million and $79.2 million in net gains on marketable equity securities in the first quarter of 2022 and 2021, respectively.
Other Non-Operating Income
The Company recorded total other non-operating income, net, of $2.9 million for the first quarter of 2022, compared to $6.3 million for the first quarter of 2021. The 2022 amounts included a $1.1 million gain on sale of a cost method investment; $0.9 million in gains related to the sale of businesses and contingent consideration; a $0.6 million gain on sale of an equity affiliate and other items; partially offset by $1.0 million in foreign currency losses. The 2021 amounts included a $2.7 million fair value increase on a cost method investment and other items.
Provision for Income Taxes
The Company’s effective tax rate for each of the first quarters of 2022 and 2021 was 26.9%.

Earnings Per Share
The calculation of diluted earnings per share for the first quarter of 2022 was based on 4,885,212 weighted average shares outstanding, compared to 4,977,340 for the first quarter of 2021. At March 31, 2022, there were 4,893,631 shares outstanding. On September 10, 2020, the Board of Directors authorized the Company to acquire up to 500,000 shares of its Class B common stock; the Company has remaining authorization for 254,219 shares as of March 31, 2022.
Financial Condition: Capital Resources and Liquidity
The Company considers the following when assessing its liquidity and capital resources:

	As of
(In thousands)	March 31, 2022	December 31, 2021
Cash and cash equivalents	$132,224	$145,886
Restricted cash	26,464	12,957
Investments in marketable equity securities and other investments	816,966	824,445
Total debt	627,926	667,501
Cash generated by operations is the Company’s primary source of liquidity. The Company maintains investments in a portfolio of marketable equity securities, which is considered when assessing the Company’s sources of liquidity. An additional source of liquidity includes the undrawn portion of the Company’s $300 million revolving credit facility, amounting to $129.1 million at March 31, 2022.
In March 2020, the U.S. government enacted legislation, including the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) to provide stimulus in the form of financial aid to businesses affected by the COVID-19 pandemic. Under the CARES Act, employers may defer the payment of the employer share of FICA taxes due for the period beginning on March 27, 2020, and ending December 31, 2020. The Company deferred $21.5 million of FICA payments under this program, with $10.7 million of the deferred payments still payable at March 31, 2022. The remaining deferred balance is due by December 31, 2022.
The CARES Act also included provisions to support healthcare providers in the form of grants and changes to Medicare and Medicaid payments. In April 2020, GHG applied for and received $31.5 million under the expanded Medicare Accelerated and Advanced Payment Program, modified by the CARES Act. The Department of Health and Human Services (HHS) started to recoup this advance in April 2021 by withholding a portion of the amount reimbursed for claims submitted for services provided after the beginning of the recoupment period. During the three months ended March 31, 2022, an amount of $6.4 million was withheld by HHS and the Company expects the remaining balance of $6.1 million to be withheld from claims submitted in the next three months.
During the first three months of 2022, the Company’s cash and cash equivalents decreased by $13.7 million, due to the net repayment of borrowings, additional investments in equity affiliates, capital expenditures, dividend payments and share repurchases, which was offset by cash generated from operations and the proceeds from the sale of marketable equity securities. In the first three months of 2022, the Company’s borrowings decreased by $39.6 million, primarily due to repayments under the revolving credit facility.
At March 31, 2022, the Company held approximately $79 million in cash and cash equivalents in businesses domiciled outside the U.S., of which approximately $8 million is not available for immediate use in operations or for distribution. Additionally, Kaplan’s business operations outside the U.S. retain cash balances to support ongoing working capital requirements, capital expenditures, and regulatory requirements. As a result, the Company considers a significant portion of the cash and cash equivalents balance held outside the U.S. as not readily available for use in U.S. operations.
At March 31, 2022, the fair value of the Company’s investments in marketable equity securities was $801.2 million, which includes investments in the common stock of six publicly traded companies. There were no purchases of marketable equity securities during the first three months of 2022. During the first three months of 2022, the Company sold marketable equity securities that generated proceeds of $55.7 million. At March 31, 2022, the net unrealized gain related to the Company’s investments totaled $542.1 million.
The Company had working capital of $724.1 million and $680.8 million at March 31, 2022 and December 31, 2021, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments.
At March 31, 2022 and December 31, 2021, the Company had borrowings outstanding of $627.9 million and $667.5 million, respectively. The Company’s borrowings at March 31, 2022 were mostly from $400.0 million of 5.75% unsecured notes due June 1, 2026, $170.9 million in outstanding borrowings under the Company’s revolving credit facility and commercial notes of $46.4 million at the Automotive subsidiary. The Company’s borrowings at December 31, 2021 were mostly from $400.0 million of 5.75% unsecured notes due June 1, 2026, $209.6 million in outstanding borrowings under the Company’s revolving credit facility and commercial notes of $47.0 million at the Automotive subsidiary. The interest on the $400.0 million of 5.75% unsecured notes is payable semiannually on June 1 and December 1.
During the three months ended March 31, 2022 and 2021, the Company had average borrowings outstanding of approximately $665.0 million and $512.1 million, respectively, at average annual interest rates of approximately 4.3% and 5.0%, respectively. During the three months ended March 31, 2022 and 2021, the Company incurred net interest expense of $10.7 million and $7.6 million, respectively.
On April 12, 2022, Standard & Poor’s affirmed the Company’s credit rating and maintained the outlook as Stable.
The Company’s current credit ratings are as follows:

	Moody’s	Standard & Poor’s
Long-term	Ba1	BB
Outlook	Stable	Stable
The Company expects to fund its estimated capital needs primarily through existing cash balances and internally generated funds, and, as needed, from borrowings under its revolving credit facility. As of March 31, 2022, the Company had $170.9 million outstanding under the $300 million revolving credit facility. In management’s opinion, the Company will have sufficient financial resources to meet its business requirements in the next 12 months, including working capital requirements, capital expenditures, interest payments, potential acquisitions and strategic investments, dividends and stock repurchases.
In summary, the Company’s cash flows for each period were as follows:

	Three Months Ended March 31
(In thousands)	2022	2021
Net cash provided by operating activities	$44,892	$23,999
Net cash provided by (used in) investing activities	19,523	(63,290)
Net cash used in financing activities	(64,362)	(10,129)
Effect of currency exchange rate change	(208)	(1,015)
Net decrease in cash and cash equivalents and restricted cash	$(155)	$(50,435)
Operating Activities. Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. The Company’s net cash flow provided by operating activities were as follows:

	Three Months Ended March 31
(In thousands)	2022	2021
Net Income	$96,566	$112,635
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and long-lived asset impairments	34,387	31,529
Amortization of lease right-of-use asset	17,569	18,594
Net pension benefit	(44,782)	(24,501)
Other non-cash activities	(24,518)	(60,201)
Change in operating assets and liabilities	(34,330)	(54,057)
Net Cash Provided by Operating Activities	$44,892	$23,999
Net cash provided by operating activities consists primarily of cash receipts from customers, less disbursements for costs, benefits, income taxes, interest and other expenses.
For the first three months of 2022 compared to the first three months of 2021, the increase in net cash provided by operating activities is primarily driven by changes in operating assets and liabilities. Changes in operating assets and liabilities were primarily the result of an increase in the collection of cash from customers that were partially offset by decreases in accounts payable and accrued liabilities.

Investing Activities. The Company’s net cash flow provided by (used in) investing activities were as follows:

	Three Months Ended March 31
(In thousands)	2022	2021
Net proceeds from sales of (purchases of) marketable equity securities	$55,731	$(48,036)
Investments in equity affiliates, cost method and other investments	(23,698)	(2,415)
Purchases of property, plant and equipment	(14,207)	(13,113)
Other	1,697	274
Net Cash Provided by (Used in) Investing Activities	$19,523	$(63,290)
Net proceeds from sale of (purchases of) investments. During the first three months of 2022, the Company sold marketable equity securities that generated proceeds of $55.7 million. The Company purchased $48.0 million of marketable equity securities during the first three months of 2021.
Investment in equity affiliates. During the first three months of 2022, GHG invested an additional $18.5 million in two affiliates to fund their acquisition of an interest in a health system in Illinois.
Capital Expenditures. The amounts reflected in the Company’s Condensed Consolidated Statements of Cash Flows are based on cash payments made during the relevant periods, whereas the Company’s capital expenditures for the first three months of 2022 of $13.1 million include assets acquired during the quarter. The Company estimates that its capital expenditures will be in the range of $75 million to $85 million in 2022.
Financing Activities. The Company’s net cash flow used in financing activities were as follows:

	Three Months Ended March 31
(In thousands)	2022	2021
Net payments under revolving credit facility	$(37,000)	$(2,223)
Repayments of borrowings	(977)	(1,034)
Net (repayments of) proceeds from vehicle floor plan payable	(3,889)	2,462
Common shares repurchased	(9,527)	—
Dividends paid	(7,749)	(7,553)
Other	(5,220)	(1,781)
Net Cash Used in Financing Activities	$(64,362)	$(10,129)
Borrowings and Vehicle Floor Plan Payable. In the first three months of 2022, the Company made repayments on the $300 million revolving credit facility. In the first three months of 2022 and 2021, the Company used vehicle floor plan financing to fund the purchase of new and used vehicles at its automotive division.
Common Stock Repurchases. During the first three months of 2022, the Company purchased a total of 15,963 shares of its Class B common stock at a cost of approximately $9.5 million. On September 10, 2020, the Board of Directors authorized the Company to acquire up to 500,000 shares of its Class B common stock. The Company did not announce a ceiling price or time limit for the purchases. At March 31, 2022, the Company had remaining authorization from the Board of Directors to purchase up to 254,219 shares of Class B common stock.
Dividends. The quarterly dividend rate per share was $1.58 and $1.51 for the first three months of 2022 and 2021, respectively. The Company expects to pay a dividend of $6.32 per share in 2022.
Other. During the first three months of 2022, the Company paid $3.3 million related to deferred payments from prior acquisitions. In March 2021, Hoover’s minority shareholders put their remaining outstanding shares to the Company, which had a redemption value of $3.5 million.
There were no other significant changes to the Company’s contractual obligations or other commercial commitments from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Forward-Looking Statements
All public statements made by the Company and its representatives that are not statements of historical fact, including certain statements in this report, in the Company’s Annual Report on Form 10-K and in the Company’s 2021 Annual Report to Stockholders, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the duration and severity of the COVID-19 pandemic and its effects on the Company’s operations, financial results, liquidity and cash flows. Other forward-looking statements include comments about expectations related to acquisitions or dispositions or related business activities, including the TOSA, the Company’s business strategies and objectives, anticipated results of license renewal applications, the prospects for growth in the Company’s various business operations and the Company’s future financial performance. As with any projection or forecast, forward-looking statements are subject to various risks and uncertainties, including the risks and uncertainties described in Item 1A of the Company’s Annual Report on Form 10-K, that could cause actual results or events to differ materially from those anticipated in such statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by or on behalf of the Company. The Company assumes no obligation to update any forward-looking statement after the date on which such statement is made, even if new information subsequently becomes available.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The Company is exposed to market risk in the normal course of its business due primarily to its ownership of marketable equity securities, which are subject to equity price risk; to its borrowing and cash-management activities, which are subject to interest rate risk; and to its foreign business operations, which are subject to foreign exchange rate risk. The Company’s market risk disclosures set forth in its 2021 Annual Report filed on Form 10-K have not otherwise changed significantly.
Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and the Company’s Chief Financial Officer (principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of March 31, 2022. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the quarter ended March 31, 2022, the Company purchased shares of its Class B Common Stock as set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan*	Maximum Number of Shares that May Yet Be Purchased Under the Plan*
January	2,463	$608.12	2,463	267,719
February	—	—	—	267,719
March	13,500	594.79	13,500	254,219
	15,963	$596.85	15,963
*On September 10, 2020, the Company’s Board of Directors authorized the Company to purchase, on the open market or otherwise, up to 500,000 shares of its Class B Common Stock. There is no expiration date for this authorization. All purchases made during the quarter ended March 31, 2022 were open market transactions.

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

4.3
Second Supplemental Indenture, dated as of January 6, 2022, among Graham Automotive LLC, a Delaware limited liability company, a subsidiary of Graham Holdings Company, a Delaware corporation, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021).

10.1
Second Amended and Restated Five Year Credit Agreement, dated as of May 3, 2022, among the Company, Kaplan U.K. Limited, and the foreign borrowers from time to time party thereto, and certain of its domestic subsidiaries as guarantors, the several lenders from time to time party thereto, Wells Fargo Bank, National Association, as Administrative Agent and JPMorgan Chase Bank, N.A., as Syndication Agent.

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

GRAHAM HOLDINGS COMPANY
(Registrant)

Date: May 4, 2022	/s/ Timothy J. O’Shaughnessy
Timothy J. O’Shaughnessy, President & Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2022	/s/ Wallace R. Cooney
Wallace R. Cooney, Chief Financial Officer (Principal Financial Officer)