Form 10-Q
period 2022-06-30
Graham Holdings Co
filed 2022-08-03
CIK 104889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2022
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
Shares outstanding at July 29, 2022:
Class A Common Stock – 964,001 Shares
Class B Common Stock – 3,878,319 Shares

GRAHAM HOLDINGS COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30

(in thousands, except per share amounts)	2022	2021	2022	2021
Operating Revenues
Sales of services	$563,113	$511,037	$1,120,682	$994,706
Sales of goods	370,189	290,115	727,341	518,901
	933,302	801,152	1,848,023	1,513,607
Operating Costs and Expenses
Cost of services sold (exclusive of items shown below)	329,702	306,983	654,683	599,417
Cost of goods sold (exclusive of items shown below)	302,126	226,892	592,646	405,679
Selling, general and administrative	227,844	195,429	452,706	371,290
Depreciation of property, plant and equipment	19,413	16,600	38,888	33,145
Amortization of intangible assets	14,889	13,889	29,801	27,826
Impairment of long-lived assets	—	3,768	—	4,815
	893,974	763,561	1,768,724	1,442,172
Income from Operations	39,328	37,591	79,299	71,435
Equity in earnings of affiliates, net	1,427	1,776	4,031	15,204
Interest income	696	1,876	1,411	2,766
Interest expense	(15,973)	(7,353)	(27,390)	(15,801)
Non-operating pension and postretirement benefit income, net	50,871	25,216	101,376	54,003
(Loss) gain on marketable equity securities, net	(165,540)	83,698	(118,628)	162,912
Other income, net	1,176	16,122	4,052	22,442
(Loss) Income Before Income Taxes	(88,015)	158,926	44,151	312,961
(Benefit from) Provision for Income Taxes	(21,400)	43,000	14,200	84,400
Net (Loss) Income	(66,615)	115,926	29,951	228,561
Net Income Attributable to Noncontrolling Interests	(870)	(568)	(1,812)	(753)
Net (Loss) Income Attributable to Graham Holdings Company Common Stockholders	$(67,485)	$115,358	$28,139	$227,808

Per Share Information Attributable to Graham Holdings Company Common Stockholders
Basic net (loss) income per common share	$(13.95)	$23.07	$5.76	$45.55
Basic average number of common shares outstanding	4,842	4,968	4,857	4,968
Diluted net (loss) income per common share	$(13.95)	$22.99	$5.74	$45.43
Diluted average number of common shares outstanding	4,842	4,985	4,870	4,981
See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2022	2021	2022	2021
Net (Loss) Income	$(66,615)	$115,926	$29,951	$228,561
Other Comprehensive (Loss) Income, Before Tax
Foreign currency translation adjustments:
Translation adjustments arising during the period	(40,928)	1,167	(42,666)	681
Pension and other postretirement plans:
Amortization of net prior service cost included in net income	716	792	1,432	1,584
Amortization of net actuarial gain included in net income	(18,082)	(924)	(35,856)	(3,353)
	(17,366)	(132)	(34,424)	(1,769)
Cash flow hedge gain	1,091	13	2,733	634
Other Comprehensive (Loss) Income, Before Tax	(57,203)	1,048	(74,357)	(454)
Income tax benefit related to items of other comprehensive (loss) income	4,224	32	8,243	331
Other Comprehensive (Loss) Income, Net of Tax	(52,979)	1,080	(66,114)	(123)
Comprehensive (Loss) Income	(119,594)	117,006	(36,163)	228,438
Comprehensive income attributable to noncontrolling interests	(870)	(568)	(1,812)	(753)
Total Comprehensive (Loss) Income Attributable to Graham Holdings Company	$(120,464)	$116,438	$(37,975)	$227,685

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands)	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$126,368	$145,886
Restricted cash	18,849	12,175
Investments in marketable equity securities and other investments	662,831	824,445
Accounts receivable, net	475,333	607,471
Inventories and contracts in progress	178,280	141,471
Prepaid expenses	97,566	81,741
Income taxes receivable	39,789	32,744
Other current assets	2,411	1,241
Total Current Assets	1,601,427	1,847,174
Property, Plant and Equipment, Net	442,409	468,126
Lease Right-of-Use Assets	434,843	437,969
Investments in Affiliates	172,612	155,444
Goodwill, Net	1,617,648	1,649,582
Indefinite-Lived Intangible Assets	137,545	142,180
Amortized Intangible Assets, Net	216,612	247,120
Prepaid Pension Cost	2,364,135	2,306,514
Deferred Income Taxes	7,042	7,900
Deferred Charges and Other Assets (includes $646 and $782 of restricted cash)	167,032	163,516
Total Assets	$7,161,305	$7,425,525

Liabilities and Equity
Current Liabilities
Accounts payable and accrued liabilities	$560,122	$583,629
Deferred revenue	283,701	358,720
Income taxes payable	3,440	4,585
Current portion of lease liabilities	70,896	77,655
Current portion of long-term debt	94,578	141,749
Dividends declared	7,688	—
Total Current Liabilities	1,020,425	1,166,338
Accrued Compensation and Related Benefits	164,239	175,391
Other Liabilities	28,686	36,497
Deferred Income Taxes	670,512	676,706
Mandatorily Redeemable Noncontrolling Interest	25,149	13,661
Lease Liabilities	401,977	405,200
Long-Term Debt	511,574	525,752
Total Liabilities	2,822,562	2,999,545
Commitments and Contingencies (Note 14)
Redeemable Noncontrolling Interests	16,500	14,311
Preferred Stock	—	—
Common Stockholders’ Equity
Common stock	20,000	20,000
Capital in excess of par value	392,973	389,456
Retained earnings	7,131,747	7,126,761
Accumulated other comprehensive income, net of taxes
Cumulative foreign currency translation adjustment	(48,964)	(6,298)
Unrealized gain on pensions and other postretirement plans	953,605	979,157
Cash flow hedge	633	(1,471)
Cost of Class B common stock held in treasury	(4,141,303)	(4,108,022)
Total Common Stockholders’ Equity	4,308,691	4,399,583
Noncontrolling Interests	13,552	12,086
Total Equity	4,322,243	4,411,669
Total Liabilities and Equity	$7,161,305	$7,425,525
See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30
(in thousands)	2022	2021
Cash Flows from Operating Activities
Net Income	$29,951	$228,561
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and long-lived asset impairments	68,689	65,786
Amortization of lease right-of-use asset	33,473	36,774
Net pension benefit	(90,971)	(45,413)
Loss (gain) on marketable equity securities and cost method investments, net	118,628	(165,257)
Gain on disposition of businesses, property, plant and equipment and investments, net	(2,265)	(15,080)
Provision for doubtful trade receivables	2,218	2,506
Stock-based compensation expense, net of forfeitures	3,102	3,060
Foreign exchange loss (gain)	1,525	(680)
Equity in earnings of affiliates, net of distributions	2,036	(5,053)
Provision for deferred income taxes	5,795	52,856
Accretion expense and change in fair value of contingent consideration liabilities	(2,655)	(2,679)
Change in operating assets and liabilities:
Accounts receivable	126,006	38,541
Inventories	(36,360)	(4,971)
Accounts payable and accrued liabilities	(37,455)	(15,592)
Deferred revenue	(59,558)	(61,591)
Income taxes receivable/payable	(8,284)	10,681
Lease liabilities	(40,872)	(41,655)
Other assets and other liabilities, net	(15,834)	(9,343)
Other	2,239	1,394
Net Cash Provided by Operating Activities	99,408	72,845
Cash Flows from Investing Activities
Proceeds from sales of marketable equity securities	74,233	37,629
Purchases of property, plant and equipment	(32,154)	(27,502)
Purchases of marketable equity securities	(31,468)	(48,036)
Investments in equity affiliates, cost method and other investments	(27,950)	(4,910)
Investments in certain businesses, net of cash acquired	(3,053)	(272,428)
Net proceeds from disposition of businesses, property, plant and equipment, and investments	2,324	4,735
Return of investment in equity affiliates	152	4
Net Cash Used in Investing Activities	(17,916)	(310,508)
Cash Flows from Financing Activities
Net payments under revolving credit facilities	(47,000)	(2,304)
Common shares repurchased	(34,303)	—
Dividends paid	(15,465)	(15,106)
Net proceeds from (repayments of) vehicle floor plan payable	14,121	(9,591)
Repayments of borrowings	(7,580)	(2,071)
Proceeds from bank overdrafts	6,073	4,433
Deferred payments of acquisitions	(4,731)	(30,866)
Proceeds from exercise of stock options	1,437	—
Purchase of noncontrolling interest	—	(3,508)
Issuance of borrowings	—	121
Other	(2,123)	(283)
Net Cash Used in Financing Activities	(89,571)	(59,175)
Effect of Currency Exchange Rate Change	(4,901)	(684)
Net Decrease in Cash and Cash Equivalents and Restricted Cash	(12,980)	(297,522)
Beginning Cash and Cash Equivalents and Restricted Cash	158,843	423,054
Ending Cash and Cash Equivalents and Restricted Cash	$145,863	$125,532

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
As of December 31, 2021	$20,000	$389,456	$7,126,761	$971,388	$(4,108,022)	$12,086	$4,411,669	$14,311
Net income for the period			96,566				96,566
Net income attributable to noncontrolling interests			(986)			986	—
Net loss attributable to redeemable noncontrolling interests			44				44	(44)
Change in redemption value of redeemable noncontrolling interests						64	64	64
Distribution to noncontrolling interest						(357)	(357)
Dividends on common stock			(15,497)				(15,497)
Repurchase of Class B common stock					(9,527)		(9,527)
Issuance of Class B common stock					1,437		1,437
Amortization of unearned stock compensation and stock option expense		1,677					1,677
Other comprehensive loss, net of income taxes				(13,135)			(13,135)
As of March 31, 2022	$20,000	$391,133	$7,206,888	$958,253	$(4,116,112)	$12,779	$4,472,941	$14,331
Net loss for the period			(66,615)				(66,615)
Noncontrolling interest capital contribution						140	140
Acquisition of noncontrolling interest						512	512
Net income attributable to noncontrolling interests			(929)			929	—
Acquisition of redeemable noncontrolling interest							—	2,164
Net loss attributable to redeemable noncontrolling interests			59				59	(59)
Change in redemption value of redeemable noncontrolling interests						64	64	64
Distribution to noncontrolling interest						(872)	(872)
Dividends on common stock			(7,656)				(7,656)
Repurchase of Class B common stock					(24,776)		(24,776)
Forfeiture of restricted stock awards, net of Class B common stock issuances		(462)			(415)		(877)
Amortization of unearned stock compensation and stock option expense		2,302					2,302
Other comprehensive loss, net of income taxes				(52,979)			(52,979)
As of June 30, 2022	$20,000	$392,973	$7,131,747	$905,274	$(4,141,303)	$13,552	$4,322,243	$16,500

(in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
As of December 31, 2020	$20,000	$388,159	$6,804,822	$603,314	$(4,056,993)	$7,091	$3,766,393	$11,928
Net income for the period			112,635				112,635
Net income attributable to noncontrolling interests			(185)			185	—
Change in redemption value of redeemable noncontrolling interests		697				64	761	(634)
Distribution to noncontrolling interest						(126)	(126)
Dividends on common stock			(15,106)				(15,106)
Issuance of Class B common stock, net of restricted stock forfeitures		(5,188)			5,084		(104)
Amortization of unearned stock compensation and stock option expense		1,589					1,589
Other comprehensive loss, net of income taxes				(1,203)			(1,203)
Purchase of redeemable noncontrolling interest							—	(3,508)
As of March 31, 2021	$20,000	$385,257	$6,902,166	$602,111	$(4,051,909)	$7,214	$3,864,839	$7,786
Net income for the period			115,926				115,926
Net income attributable to noncontrolling interests			(699)			699	—
Net loss attributable to redeemable noncontrolling interests			131				131	(131)
Change in redemption value of redeemable noncontrolling interests						65	65	65
Distribution to noncontrolling interest						(152)	(152)
Dividends on common stock			(7,553)				(7,553)
Forfeiture of restricted stock awards, net of Class B common stock issuances		(47)			(49)		(96)
Amortization of unearned stock compensation and stock option expense		1,672					1,672
Other comprehensive income, net of income taxes				1,080			1,080
As of June 30, 2021	$20,000	$386,882	$7,009,971	$603,191	$(4,051,958)	$7,826	$3,975,912	$7,720

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
Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States of America (GAAP) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (SEC). They include the assets, liabilities, results of operations and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or otherwise controlled by the Company. As permitted under such rules, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the three and six months ended June 30, 2022 and 2021 may not be indicative of the Company’s future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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
The Company assessed certain accounting matters that generally require consideration of forecasted financial information, in context with the information reasonably available to the Company and the unknown future impacts of the novel coronavirus (COVID-19) pandemic as of June 30, 2022 and through the date of this filing. The accounting matters assessed included, but were not limited to, the Company’s carrying value of goodwill and other long-lived assets, allowance for doubtful accounts, inventory valuation and related reserves, fair value of financial assets, valuation allowances for tax assets and revenue recognition. These assessments had no impact on the Company’s condensed consolidated financial statements as of and for the six months ended June 30, 2022. The Company’s assessments as of and for the six months ended June 30, 2021 resulted in other long-lived asset impairment charges (see Note 8). The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s condensed consolidated financial statements in future reporting periods.
2. ACQUISITIONS AND DISPOSITIONS OF BUSINESSES
Acquisitions. On July 5, 2022, the Company’s automotive subsidiary acquired two automotive dealerships, including the real property for the dealership operations. In addition to a cash payment and the assumption of $10.9 million in floor plan payables, the automotive subsidiary borrowed $77.4 million to finance the acquisition. The dealerships are operated and managed by an entity affiliated with Christopher J. Ourisman, a member of the Ourisman Automotive Group family of dealerships. These acquisitions expand the Company’s automotive business operations and will be included in automotive.
In May 2022, Graham Healthcare Group (GHG) acquired two small businesses which are included in healthcare.
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
Acquisition-related costs for acquisitions that closed during the first six months of 2021 were $1.4 million and were expensed as incurred. The aggregate purchase price of the 2021 acquisitions was allocated as follows on a preliminary basis, based on acquisition date fair values to the following assets and liabilities:

Purchase Price Allocation
Year Ended
(in thousands)	December 31, 2021
Accounts receivable	$17,928
Inventory	25,383
Property, plant and equipment	13,126
Lease right-of-use assets	25,890
Goodwill	204,070
Indefinite-lived intangible assets	22,200
Amortized intangible assets	99,800
Other assets	4,911
Deferred income taxes	44,975
Floor plan payables	(16,198)
Other liabilities	(52,760)
Current and noncurrent lease liabilities	(25,593)
Redeemable noncontrolling interest	(6,616)
Aggregate purchase price, net of cash acquired	$357,116
The 2021 fair values recorded were based upon preliminary valuations and the estimates and assumptions used in such valuations are subject to change within the measurement period (up to one year from the acquisition date). These values include measurement period adjustments related to accounts receivable, goodwill, amortized intangible assets, current and noncurrent lease liabilities, deferred income taxes and contingent consideration. The recording of deferred tax assets and liabilities, working capital and the amounts of residual goodwill are not yet finalized. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill recorded due to these acquisitions is attributable to the assembled workforces of the acquired companies and expected synergies. The Company expects to deduct $80.0 million of goodwill for income tax purposes for the acquisitions completed in 2021.
The acquired companies were consolidated into the Company’s financial statements starting on their respective acquisition dates. The following unaudited pro forma financial information presents the Company’s results as if the current year acquisitions had occurred at the beginning of 2021. The unaudited pro forma information also includes the 2021 acquisitions as if they occurred at the beginning of 2020:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2022	2021	2022	2021
Operating revenues	$934,076	$903,405	$1,851,383	$1,728,945
Net (loss) income	(66,299)	113,875	31,152	225,206
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
3. INVESTMENTS
Money Market Investments. As of June 30, 2022, the Company had money market investments of $17.8 million that are classified as cash and cash equivalents in the Company’s Condensed Consolidated Balance Sheets. The Company had no money market investments as of December 31, 2021.
Investments in Marketable Equity Securities. Investments in marketable equity securities consist of the following:

	As of
	June 30, 2022	December 31, 2021
(in thousands)
Total cost	$269,576	$273,201
Gross unrealized gains	382,007	537,915
Gross unrealized losses	(2,979)	(1,119)
Total Fair Value	$648,604	$809,997
At June 30, 2022 and December 31, 2021, the Company owned 55,430 and 44,430 shares in Markel Corporation (Markel) valued at $71.7 million and $54.8 million, respectively. The Co-Chief Executive Officer of Markel, Mr. Thomas S. Gayner, is a member of the Company’s Board of Directors. As of June 30, 2022, there was no marketable equity security holding that exceeded 5% of the Company’s total assets.
The Company purchased $31.5 million of marketable equity securities during the first six months of 2022. The Company purchased $48.0 million of marketable equity securities during the first six months of 2021.
During the first six months of 2022, the gross cumulative realized gains from the sales of marketable equity securities were $39.1 million. The total proceeds from such sales were $74.2 million. During the first six months of 2021, the gross cumulative realized gains from the sales of marketable equity securities were $27.7 million. The total proceeds from such sales were $37.6 million.
The net (loss) gain on marketable equity securities comprised the following:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2022	2021	2022	2021
(Loss) gain on marketable equity securities, net	$(165,540)	$83,698	$(118,628)	$162,912
Less: Net losses (gains) in earnings from marketable equity securities sold and donated	4,838	(8,161)	10,605	(8,161)
Net unrealized (losses) gains in earnings from marketable equity securities still held at the end of the period	$(160,702)	$75,537	$(108,023)	$154,751
Investments in Affiliates. As of June 30, 2022, the Company held an approximate 12% interest in Intersection Holdings, LLC (Intersection), and accounts for its investment under the equity method. The Company holds two of the ten seats of Intersection’s governing board, which allows the Company to exercise significant influence over

Intersection. As of June 30, 2022, the Company also held investments in several other affiliates; GHG held a 40% interest in Residential Home Health Illinois, a 40% interest in Residential Hospice Illinois, a 40% interest in the joint venture formed between GHG and a Michigan hospital, and a 40% interest in the joint venture formed between GHG and Allegheny Health Network (AHN). During the first quarter of 2022, GHG invested an additional $18.5 million in the Residential Home Health Illinois and Residential Hospice Illinois affiliates to fund their acquisition of certain home health and hospice assets of the NorthShore University HealthSystem. The transaction diluted GHG’s interest in Residential Hospice Illinois resulting in a $0.6 million gain on the sale of investment in affiliate (see Note 12). For the three and six months ended June 30, 2022, the Company recorded $3.7 million and $7.0 million, respectively, in revenue for services provided to the affiliates of GHG. For the three and six months ended June 30, 2021, the Company recorded $2.7 million and $5.2 million, respectively, in revenue for services provided to the affiliates of GHG.
The Company had $54.3 million and $52.5 million in its investment account that represents cumulative undistributed income in its investments in affiliates as of June 30, 2022 and December 31, 2021, respectively.
Additionally, Kaplan International Holdings Limited (KIHL) held a 45% interest in a joint venture formed with University of York. KIHL loaned the joint venture £22 million, which loan is repayable over 25 years at an interest rate of 7% and guaranteed by the University of York. The loan is repayable by December 2041.
Cost Method Investments. The Company held investments without readily determinable fair values in a number of equity securities that are accounted for as cost method investments, which are recorded at cost, less impairment, and adjusted for observable price changes for identical or similar investments of the same issuer. The carrying value of these investments was $52.3 million and $48.9 million as of June 30, 2022 and December 31, 2021, respectively. During the three and six months ended June 30, 2021, the Company recorded gains of $7.8 million and $10.5 million, respectively, to those equity securities based on observable transactions.
4. ACCOUNTS RECEIVABLE, ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts receivable consist of the following:

	As of
	June 30, 2022	December 31, 2021
(in thousands)
Receivables from contracts with customers, less estimated credit losses of $22,093 and $21,836	$449,268	$589,582
Other receivables	26,065	17,889
	$475,333	$607,471
Credit loss expense was $0.7 million and $1.4 million for the three months ended June 30, 2022 and 2021, respectively. Credit loss expense was $2.2 million and $2.5 million for the six months ended June 30, 2022 and 2021, respectively.
Accounts payable and accrued liabilities consist of the following:

	As of
	June 30, 2022	December 31, 2021
(in thousands)
Accounts payable	$143,196	$126,985
Accrued compensation and related benefits	155,031	179,307
Other accrued liabilities	261,895	277,337
	$560,122	$583,629
Cash overdrafts of $11.6 million and $5.5 million are included in accounts payable as of June 30, 2022 and December 31, 2021, respectively.

5. INVENTORIES, CONTRACTS IN PROGRESS AND VEHICLE FLOOR PLAN PAYABLE
Inventories and contracts in progress consist of the following:

	As of
	June 30, 2022	December 31, 2021
(in thousands)
Raw materials	$65,049	$54,944
Work-in-process	15,835	11,506
Finished goods	97,137	72,796
Contracts in progress	259	2,225
	$178,280	$141,471
The Company finances new, used and service loaner vehicle inventory through standardized floor plan facilities with Truist Bank (Truist floor plan facility) and Ford Motor Credit Company (Ford floor plan facility). The Truist floor plan facility bears interest at variable rates that are based on Secured Overnight Financing Rate (SOFR) plus 1.19% per annum. The Ford floor plan facility bears interest at variable interest rates that are based on the prime rate, with a floor of 3.5%, plus 1.5% per annum. The weighted average interest rate for the floor plan facilities was 2.2% and 1.2% for the three months ended June 30, 2022 and 2021, respectively. The weighted average interest rate for the floor plan facilities was 2.1% and 1.2% for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, the aggregate capacity under the floor plan facilities was $70.9 million, of which $45.7 million had been utilized, and is included in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheet. Changes in the vehicle floor plan payable are reported as cash flows from financing activities in the Condensed Consolidated Statements of Cash Flows.
The floor plan facilities are collateralized by vehicle inventory and other assets of the relevant dealership subsidiary, and contains a number of covenants, including, among others, covenants restricting the dealership subsidiary with respect to the creation of liens and changes in ownership, officers and key management personnel. The Company was in compliance with all of these restrictive covenants as of June 30, 2022.
The floor plan interest expense related to the vehicle floor plan arrangements is offset by amounts received from manufacturers in the form of floor plan assistance capitalized in inventory and recorded against cost of goods sold in the Condensed Consolidated Statements of Operations when the associated inventory is sold. For the three months ended June 30, 2022 and 2021, the Company recognized a reduction in cost of goods sold of $1.1 million and $0.8 million, respectively, related to manufacturer floor plan assistance. For the six months ended June 30, 2022 and 2021, the Company recognized a reduction in cost of goods sold of $2.0 million and $1.4 million, respectively, related to manufacturer floor plan assistance.
6. GOODWILL AND OTHER INTANGIBLE ASSETS
Amortization of intangible assets for the three months ended June 30, 2022 and 2021, was $14.9 million and $13.9 million, respectively. Amortization of intangible assets for the six months ended June 30, 2022 and 2021, was $29.8 million and $27.8 million, respectively. Amortization of intangible assets is estimated to be approximately $29 million for the remainder of 2022, $51 million in 2023, $39 million in 2024, $31 million in 2025, $26 million in 2026 and $41 million thereafter. The changes in the carrying amount of goodwill, by segment, were as follows:

(in thousands)	Education	Television Broadcasting	Manufacturing	Healthcare	Automotive	Other Businesses	Total
Balance as of December 31, 2021
Goodwill	$1,186,236	$190,815	$234,993	$118,329	$45,826	$253,399	$2,029,598
Accumulated impairment losses	(331,151)	—	(34,302)	—	—	(14,563)	(380,016)
	855,085	190,815	200,691	118,329	45,826	238,836	1,649,582
Measurement period adjustments	1,000	—	—	250	—	(2,183)	(933)
Acquisitions	—	—	—	5,971	—	—	5,971
Foreign currency exchange rate changes	(36,972)	—	—	—	—	—	(36,972)
Balance as of June 30, 2022
Goodwill	1,150,264	190,815	234,993	124,550	45,826	251,216	1,997,664
Accumulated impairment losses	(331,151)	—	(34,302)	—	—	(14,563)	(380,016)
	$819,113	$190,815	$200,691	$124,550	$45,826	$236,653	$1,617,648

The changes in carrying amount of goodwill at the Company’s education division were as follows:

(in thousands)	Kaplan International	Higher Education	Supplemental Education	Total
Balance as of December 31, 2021
Goodwill	$621,268	$174,564	$390,404	$1,186,236
Accumulated impairment losses	—	(111,324)	(219,827)	(331,151)
	621,268	63,240	170,577	855,085
Measurement period adjustments	—	—	1,000	1,000
Foreign currency exchange rate changes	(36,962)	—	(10)	(36,972)
Balance as of June 30, 2022
Goodwill	584,306	174,564	391,394	1,150,264
Accumulated impairment losses	—	(111,324)	(219,827)	(331,151)
	$584,306	$63,240	$171,567	$819,113
Other intangible assets consist of the following:

		As of June 30, 2022			As of December 31, 2021
(in thousands)	Useful Life Range	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Student and customer relationships	2–10 years	$297,886	$218,349	$79,537	$300,027	$206,714	$93,313
Trade names and trademarks	2–15 years	158,006	75,092	82,914	158,365	68,113	90,252
Databases and technology	3–6 years	36,186	29,309	6,877	36,585	26,464	10,121
Network affiliation agreements	10 years	17,400	9,497	7,903	17,400	8,628	8,772
Noncompete agreements	2–5 years	1,000	993	7	1,000	991	9
Other	1–8 years	68,900	29,526	39,374	68,500	23,847	44,653
		$579,378	$362,766	$216,612	$581,877	$334,757	$247,120
Indefinite-Lived Intangible Assets
Trade names and trademarks		$82,316			$86,972
Franchise agreements		44,058			44,058
FCC licenses		11,000			11,000
Licensure and accreditation		150			150
Other		21			—
		$137,545			$142,180
7. DEBT
The Company’s borrowings consist of the following:

				As of
(in thousands)	Maturities	Stated Interest Rate	Effective Interest Rate	June 30, 2022	December 31, 2021
Unsecured notes (1)	2026	5.75%	5.75%	$397,186	$396,830
Revolving credit facility	2027	1.61% - 4.38%	2.00%	150,804	209,643
Truist Bank commercial note (2)	2031	1.85% - 2.72%	2.16%	24,013	24,504
Truist Bank commercial note	2032	2.10% - 2.97%	2.41%	21,563	22,500
Pinnacle Bank term loan	2024	4.15%	4.19%	8,996	9,558
Other indebtedness	2025 - 2030	0.00% - 16.00%		3,590	4,466
Total Debt				606,152	667,501
Less: current portion				(94,578)	(141,749)
Total Long-Term Debt				$511,574	$525,752
____________
(1)     The carrying value is net of $2.8 million and $3.2 million of unamortized debt issuance costs as of June 30, 2022 and December 31, 2021, respectively.
(2)     The carrying value is net of $0.1 million of unamortized debt issuance costs as of June 30, 2022 and December 31, 2021.
At June 30, 2022 and December 31, 2021, the fair value of the Company’s 5.75% unsecured notes, based on quoted market prices (Level 2 fair value assessment), totaled $394.5 million and $417.5 million, respectively.

On May 3, 2022, the Company amended the revolving credit facility to, among other things, (i) extend the maturity of the facility to May 30, 2027, (ii) eliminate borrowings under separate U.S. Dollar and multicurrency tranches, (iii) update certain interest rate benchmarks including replacing USD London Interbank Offered Rate (LIBOR) with SOFR for borrowings denominated in U.S. dollars, (iv) incorporate a sub-facility for the issuance of letters of credit, and (v) allow for applicable margin for borrowings to be determined and adjusted quarterly based on the Company’s Total Net Leverage Ratio. The outstanding balance on the Company’s $300 million unsecured revolving credit facility was $150.8 million as of June 30, 2022, consisting of U.S. dollar borrowings of $90 million with interest payable at SOFR plus 1.375%, and British Pound (GBP) borrowings of £50 million with interest payable at Daily Sterling Overnight Index Average (SONIA) plus 1.375%.
The fair value of the Company’s other debt, which is based on Level 2 inputs, approximates its carrying value as of June 30, 2022 and December 31, 2021. The Company is in compliance with all financial covenants of the revolving credit facility, commercial notes, and Pinnacle Bank term loan as of June 30, 2022.
During the three months ended June 30, 2022 and 2021, the Company had average borrowings outstanding of approximately $638.3 million and $525.5 million, respectively, at average annual interest rates of approximately 4.7% and 4.9%, respectively. During the three months ended June 30, 2022 and 2021, the Company incurred net interest expense of $15.3 million and $5.5 million, respectively.
During the six months ended June 30, 2022 and 2021, the Company had average borrowings outstanding of approximately $648.8 million and $520.0 million, respectively, at average annual interest rates of approximately 4.5% and 5.0%, respectively. During the six months ended June 30, 2022 and 2021, the Company incurred net interest expense of $26.0 million and $13.0 million, respectively.
During the three and six months ended June 30, 2022, the Company recorded interest expense of $8.0 million and $11.4 million, respectively, to adjust the fair value of the mandatorily redeemable noncontrolling interest. During the three and six months ended June 30, 2021, the Company recorded interest income of $1.0 million and net interest expense of $0.1 million, respectively, to adjust the fair value of the mandatorily redeemable noncontrolling interest. The fair value of the mandatorily redeemable noncontrolling interest was based on the fair value of the underlying subsidiaries owned by GHC One, after taking into account any debt and other noncontrolling interests of its subsidiary investments. The fair value of the owned subsidiaries is determined by reference to either a discounted cash flow or EBITDA multiple, which approximates fair value (Level 3 fair value assessment).

8. FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	As of June 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market investments (1)	$—	$17,773	$—	$17,773
Marketable equity securities (2)	648,604	—	—	648,604
Other current investments (3)	7,890	6,337	—	14,227
Interest rate swap (4)	—	610	—	610
Total Financial Assets	$656,494	$24,720	$—	$681,214
Liabilities
Contingent consideration liabilities (5)	$—	$—	$10,873	$10,873
Mandatorily redeemable noncontrolling interest (6)	—	—	25,149	25,149
Total Financial Liabilities	$—	$—	$36,022	$36,022

	As of December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities (2)	$809,997	$—	$—	$809,997
Other current investments (3)	7,230	7,218	—	14,448
Total Financial Assets	$817,227	$7,218	$—	$824,445
Liabilities
Contingent consideration liabilities (5)	$—	$—	$14,881	$14,881
Interest rate swap (7)	—	2,049	—	2,049
Foreign exchange swap (8)	—	484	—	484
Mandatorily redeemable noncontrolling interest (6)	—	—	13,661	13,661
Total Financial Liabilities	$—	$2,533	$28,542	$31,075
____________

(1)	The Company’s money market investments are included in cash and cash equivalents and the value considers the liquidity of the counterparty.
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

The following tables provide a reconciliation of changes in the Company’s financial liabilities measured at fair value on a recurring basis, using Level 3 inputs:

(in thousands)	Contingent consideration liabilities	Mandatorily redeemable noncontrolling interest
As of December 31, 2021	$14,881	$13,661
Acquisition of business	397	—
Changes in fair value (1)	(3,317)	11,430
Capital contributions	—	242
Accretion of value included in net income (1)	662	—
Settlements or distributions	(1,750)	(184)
As of June 30, 2022	$10,873	$25,149

(in thousands)	Contingent consideration liabilities	Mandatorily redeemable noncontrolling interest
As of December 31, 2020	$37,174	$9,240
Changes in fair value (1)	(3,720)	96
Capital contributions	—	37
Accretion of value included in net income (1)	1,041	—
Settlements or distributions	(19,836)	(41)
Foreign currency exchange rate changes	34	—
As of June 30, 2021	$14,693	$9,332
____________

(1)	Changes in fair value and accretion of value of contingent consideration liabilities are included in Selling, general and administrative expenses and the changes in fair value of mandatorily redeemable noncontrolling interest is included in Interest expense in the Company’s Condensed Consolidated Statements of Operations.
During the three and six months ended June 30, 2021, the Company recorded other long-lived asset impairment charges of $3.8 million and $4.8 million, respectively. The remeasurement of the other long-lived assets is classified as a Level 3 fair value assessment due to the significance of unobservable inputs developed in the determination of the fair value. The Company used a discounted cash flow model to determine the estimated fair value of the other long-lived assets. A market value approach was also utilized to supplement the discounted cash flow model. The Company made estimates and assumptions regarding future cash flows, discount rates and market values.
During the three and six months ended June 30, 2021, the Company recorded gains of $7.8 million and $10.5 million, respectively, to equity securities that are accounted for as cost method investments based on observable transactions for identical or similar investments of the same issuer.
9. REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company generated 79% of its revenue from U.S. domestic sales for the three and six months ended June 30, 2022. The remaining 21% of revenue was generated from non-U.S. sales for the three and six months ended June 30, 2022. For the three and six months ended June 30, 2021, 78% and 77% of revenue was from U.S. domestic sales and the remaining 22% and 23% of revenue was generated from non-U.S. sales.
For the three and six months ended June 30, 2022, the Company recognized 60% of its revenue over time as control of the services and goods transferred to the customer, and the remaining 40% at a point in time, when the customer obtained control of the promised goods. For the three and six months ended June 30, 2021, the Company recognized 66% and 68% of its revenue over time, and the remaining 34% and 32% at a point in time.
Contract Assets. As of June 30, 2022, the Company recognized a contract asset of $19.0 million related to a contract at a Kaplan International business, which is included in Deferred Charges and Other Assets. The Company expects to recognize an additional $456.1 million related to this performance obligation within the next ten years. As of December 31, 2021, the contract asset was $17.7 million.
Deferred Revenue. The Company records deferred revenue when cash payments are received or due in advance of the Company’s performance, including amounts which are refundable. The following table presents the change in the Company’s deferred revenue balance:

	As of
	June 30, 2022	December 31, 2021%
(in thousands)			Change
Deferred revenue	$287,681	$363,065	(21)

In April 2020, GHG received $31.5 million under the expanded Medicare Accelerated and Advanced Payment Program modified by the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) as a result of COVID-19. The Department of Health and Human Services started to recoup this advance 365 days after the payment was issued. GHG recognized $5.6 million and $12.0 million of the balance in revenue for claims submitted for eligible services for the three and six months ended June 30, 2022, respectively. The remaining balance of $0.5 million is included in the current deferred revenue balance on the Condensed Consolidated Balance Sheet as of June 30, 2022. For the three and six months ended June 30, 2021, GHG recognized $5.0 million of the balance in revenue for claims submitted for eligible services.
The majority of the change in the deferred revenue balance is related to the cyclical nature of services in the Kaplan international division. During the six months ended June 30, 2022, the Company recognized $271.9 million related to the Company’s deferred revenue balance as of December 31, 2021.
Revenue allocated to remaining performance obligations represents deferred revenue amounts that will be recognized as revenue in future periods. As of June 30, 2022, the deferred revenue balance related to certain medical and nursing qualifications with an original contract length greater than twelve months at Kaplan Supplemental Education was $7.7 million. Kaplan Supplemental Education expects to recognize 75% of this revenue over the next twelve months and the remainder thereafter.
Costs to Obtain a Contract. The following table presents changes in the Company’s costs to obtain a contract asset:

(in thousands)	Balance at Beginning of Period	Costs associated with new contracts	Less: Costs amortized during the period	Other	Balance at End of Period
2022	$26,081	$20,991	$(28,911)	$(1,733)	$16,428
The majority of other activity was related to currency translation adjustments for the six months ended June 30, 2022.
10. (LOSS) EARNINGS PER SHARE
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

The following reflects the Company’s net (loss) income and share data used in the basic and diluted (loss) earnings per share computations using the two-class method:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands, except per share amounts)	2022	2021	2022	2021
Numerator:
Numerator for basic (loss) earnings per share:
Net (loss) income attributable to Graham Holdings Company common stockholders	$(67,485)	$115,358	$28,139	$227,808
Less: Dividends-common stock outstanding and unvested restricted shares	(7,656)	(7,553)	(23,153)	(22,659)
Undistributed (loss) earnings	(75,141)	107,805	4,986	205,149
Percent allocated to common stockholders (1)	100.00%	99.34%	99.40%	99.34%
	(75,141)	107,089	4,956	203,786
Add: Dividends-common stock outstanding	7,610	7,503	23,016	22,508
Numerator for basic (loss) earnings per share	$(67,531)	$114,592	$27,972	$226,294
Add: Additional undistributed earnings due to dilutive stock options	—	2	—	4
Numerator for diluted (loss) earnings per share	$(67,531)	$114,594	$27,972	$226,298
Denominator:
Denominator for basic (loss) earnings per share:
Weighted average shares outstanding	4,842	4,968	4,857	4,968
Add: Effect of dilutive stock options	—	17	13	13
Denominator for diluted (loss) earnings per share	4,842	4,985	4,870	4,981
Graham Holdings Company Common Stockholders:
Basic (loss) earnings per share	$(13.95)	$23.07	$5.76	$45.55
Diluted (loss) earnings per share	$(13.95)	$22.99	$5.74	$45.43
____________
(Loss) earnings per share amounts may not recalculate due to rounding.
(1)    Percent of undistributed losses allocated to common stockholders is 100% in the three months ended June 30, 2022 as participating securities are not contractually obligated to share in losses.
Diluted (loss) earnings per share excludes the following weighted average potential common shares, as the effect would be antidilutive, as computed under the treasury stock method:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2022	2021	2022	2021
Weighted average restricted stock	17	13	17	10
Weighted average stock options	13	—	—	—
The diluted (loss) earnings per share amounts for the three and six months ended June 30, 2022 and June 30, 2021 exclude the effects of 105,000 and 104,000 stock options and contingently issuable shares outstanding, respectively, as their inclusion would have been antidilutive due to a market condition.
In the three and six months ended June 30, 2022, the Company declared regular dividends totaling $1.58 and $4.74 per common share, respectively. In the three and six months ended June 30, 2021, the Company declared regular dividends totaling $1.51 and $4.53 per common share, respectively.

11. PENSION AND POSTRETIREMENT PLANS
Defined Benefit Plans. The total benefit arising from the Company’s defined benefit pension plans consists of the following components:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2022	2021	2022	2021
Service cost	$4,993	$5,877	$11,024	$11,479
Interest cost	7,611	6,754	15,281	13,408
Expected return on assets	(41,963)	(33,702)	(83,926)	(68,278)
Amortization of prior service cost	709	712	1,418	1,423
Recognized actuarial gain	(17,539)	(1,671)	(34,768)	(4,563)
Net Periodic Benefit	(46,189)	(22,030)	(90,971)	(46,531)
Special separation benefit expense	—	1,118	—	1,118
Total Benefit	$(46,189)	$(20,912)	$(90,971)	$(45,413)
In the second quarter of 2021, the Company recorded $1.1 million in expenses related to a Separation Incentive Program for certain Dekko employees, which was funded from the assets of the Company’s pension plan.
The total cost arising from the Company’s Supplemental Executive Retirement Plan (SERP) consists of the following components:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2022	2021	2022	2021
Service cost	$228	$256	$456	$511
Interest cost	822	735	1,644	1,471
Amortization of prior service cost	9	82	18	165
Recognized actuarial loss	167	1,483	333	2,965
Net Periodic Cost	$1,226	$2,556	$2,451	$5,112
Defined Benefit Plan Assets. The Company’s defined benefit pension obligations are funded by a portfolio made up of private investment funds, a U.S. stock index fund, and a relatively small number of stocks and high-quality fixed-income securities that are held by a third-party trustee. The assets of the Company’s pension plans were allocated as follows:

	As of
	June 30, 2022	December 31, 2021

U.S. equities	63%	61%
Private investment funds	16%	17%
U.S. stock index fund	8%	9%
International equities	8%	9%
U.S. fixed income	5%	4%
	100%	100%
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
The Company evaluated its defined benefit pension plan asset portfolio for the existence of significant concentrations (defined as greater than 10% of plan assets) of credit risk as of June 30, 2022. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country and individual fund. At June 30, 2022, the pension plan held investments in one common stock and one private investment fund that exceeded 10% of total plan assets, valued at $782.4 million, or approximately 31% of total plan assets. At December 31, 2021, the pension plan held investments in one common stock and one private investment fund that exceeded 10% of total plan assets, valued at $998.8 million, or approximately 29% of total plan assets.
Other Postretirement Plans. The total benefit arising from the Company’s other postretirement plans consists of the following components:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2022	2021	2022	2021
Interest cost	$25	$10	$49	$46
Amortization of prior service credit	(2)	(2)	(4)	(4)
Recognized actuarial gain	(710)	(736)	(1,421)	(1,755)
Net Periodic Benefit	$(687)	$(728)	$(1,376)	$(1,713)
12. OTHER NON-OPERATING INCOME
A summary of non-operating income is as follows:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2022	2021	2022	2021
Gain on sale of businesses	$753	$644	$1,698	$1,446
Foreign currency (loss) gain, net	(478)	677	(1,525)	680
(Loss) gain on sale of cost method investments	(51)	6,699	1,024	6,793
Gain on sale of investment in affiliate	—	—	604	—
Gain on cost method investments	—	7,783	—	10,506
Other gain, net	952	319	2,251	3,017
Total Other Non-Operating Income	$1,176	$16,122	$4,052	$22,442
The gains on cost method investments result from observable price changes in the fair value of the underlying equity securities accounted for under the cost method (see Notes 3 and 8).
During the three and six months ended June 30, 2022, the Company recorded contingent consideration gains of $0.8 million and $1.7 million, respectively, related to the disposition of Kaplan University (KU) in 2018. During the three and six months ended June 30, 2021, the Company recorded contingent consideration gains of $0.6 million and $1.5 million, respectively.

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The other comprehensive (loss) income consists of the following components:

	Three Months Ended June 30
	2022			2021
	Before-Tax	Income	After-Tax	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(40,928)	$—	$(40,928)	$1,167	$—	$1,167
Pension and other postretirement plans:
Amortization of net prior service cost included in net income	716	(185)	531	792	(214)	578
Amortization of net actuarial gain included in net income	(18,082)	4,660	(13,422)	(924)	249	(675)
	(17,366)	4,475	(12,891)	(132)	35	(97)
Cash flow hedge:
Gain for the period	1,091	(251)	840	13	(3)	10
Other Comprehensive (Loss) Income	$(57,203)	$4,224	$(52,979)	$1,048	$32	$1,080

	Six Months Ended June 30
	2022			2021
	Before-Tax	Income	After-Tax	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(42,666)	$—	$(42,666)	$681	$—	$681
Pension and other postretirement plans:
Amortization of net prior service cost included in net income	1,432	(369)	1,063	1,584	(427)	1,157
Amortization of net actuarial gain included in net income	(35,856)	9,241	(26,615)	(3,353)	905	(2,448)
	(34,424)	8,872	(25,552)	(1,769)	478	(1,291)
Cash flow hedge:
Gain for the period	2,733	(629)	2,104	634	(147)	487
Other Comprehensive Loss	$(74,357)	$8,243	$(66,114)	$(454)	$331	$(123)
The accumulated balances related to each component of other comprehensive income (loss) are as follows:

(in thousands, net of taxes)	Cumulative Foreign Currency Translation Adjustment	Unrealized Gain on Pensions and Other Postretirement Plans	Cash Flow Hedge	Accumulated Other Comprehensive Income
Balance as of December 31, 2021	$(6,298)	$979,157	$(1,471)	$971,388
Other comprehensive (loss) income before reclassifications	(42,666)	—	1,769	(40,897)
Net amount reclassified from accumulated other comprehensive income (loss)	—	(25,552)	335	(25,217)
Other comprehensive (loss) income, net of tax	(42,666)	(25,552)	2,104	(66,114)
Balance as of June 30, 2022	$(48,964)	$953,605	$633	$905,274

The amounts and line items of reclassifications out of Accumulated Other Comprehensive Income (Loss) are as follows:

	Three Months Ended June 30		Six Months Ended June 30		Affected Line Item in the Condensed Consolidated Statements of Operations

(in thousands)	2022	2021	2022	2021
Pension and Other Postretirement Plans:
Amortization of net prior service cost	$716	$792	$1,432	$1,584	(1)
Amortization of net actuarial gain	(18,082)	(924)	(35,856)	(3,353)	(1)
	(17,366)	(132)	(34,424)	(1,769)	Before tax
	4,475	35	8,872	478	(Benefit from) Provision for Income Taxes
	(12,891)	(97)	(25,552)	(1,291)	Net of Tax
Cash Flow Hedge	151	153	335	307	Interest expense
Total reclassification for the period	$(12,740)	$56	$(25,217)	$(984)	Net of Tax
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
In 2015, Kaplan sold substantially all of the assets of the KHE Campuses (KHEC) business to Education Corporation of America. In 2018, certain subsidiaries of Kaplan contributed the institutional assets and operations of KU to a new university: an Indiana nonprofit, public-benefit corporation affiliated with Purdue University, known as Purdue University Global. Kaplan could be held liable to the current owners of KU and the KHEC schools related to the pre-sale conduct of the schools, and the pre-sale conduct of the schools has been and could be the subject of future compliance reviews, regulatory proceedings or lawsuits that could result in monetary liabilities or fines or other sanctions. On May 6, 2021, Kaplan received a notice from the Department of Education (ED) that it would be conducting a fact-finding process pursuant to the borrower defense to repayment (BDTR) regulations to determine the validity of more than 800 BDTR claims and a request for documents related to several of Kaplan’s previously owned schools. Beginning in July 2021, Kaplan started receiving the claims and related information requests. In total, Kaplan received 1,449 borrower defense applications that seek discharge of approximately $35 million in loans (excluding interest). Most claims received are from former KU students. The ED’s process for adjudicating these claims is subject to the borrower defense regulations but it is not clear to what extent the ED will exclude claims based on the underlying statutes of limitations, evidence provided by Kaplan, or any prior investigation related to schools attended by the student applicants.
On June 22, 2022, the ED filed a joint motion for approval of a settlement agreement in Sweet, et al. vs. Cardona, a case pending in the United States District Court for the Northern District of California. Kaplan is not a party to this case. This case was brought in 2019 by a purported class of borrowers demanding that the ED adjudicate all pending borrower defense claims. The settlement proposes that the ED will discharge the loans for students who borrowed to attend any school on a specified list. The list includes approximately 150 schools, including Bauder College, Mount Washington College, Kaplan Career Institute and Kaplan College, as well as Purdue University Global (encompassing the former Kaplan University). This proposed settlement would cover all claims to which Kaplan has previously responded to the ED and may also include new claims for which Kaplan has not received any information or which may still be filed prior to any final approval of the settlement by the court. ED has clarified that while attendance at one of the listed schools justifies presumptive relief for the borrowers, inclusion on the list is not a finding of misconduct by the school and does not provide an evidentiary basis upon which ED could rely to take action against any of the schools. In its July 25, 2022 filing, the ED stated that the proposed settlement in Sweet “creates no independent basis for action against the schools” and “any concrete consequences on the schools – financial or otherwise—could be imposed only after the ED initiates a separate, future proceeding...” The proposed settlement agreement will not be effective unless and until it achieves final court approval; a hearing on the preliminary settlement approval is scheduled for later in August 2022. In the event the settlement is approved, the ED will likely be required to separately fully adjudicate the borrowers’ claims under the borrower defense rules process if it wishes to ultimately apply liability to institutions and seek recoupment of discharged amounts.
In any such process Kaplan believes it has defenses that would bar any student discharge or school liability including that the claims are barred by the applicable statute of limitations, unproven, incomplete and fail to meet regulatory filing requirements. Kaplan will vigorously defend any attempt by the ED to hold Kaplan liable for any ultimate student discharges and is responding to all claims with documentary and narrative evidence to refute the allegations, demonstrate their lack of merit, and support the denial of all such claims by the ED. If the ED grants borrower claims through the BTDR process, the ED may seek reimbursement for the amount discharged from Kaplan. If the ED were to initiate a recoupment action against Kaplan, and that action successfully overcame Kaplan’s defenses, Kaplan could be subject to significant liability.
On July 6, 2022 the ED released the draft Borrower Defense to Repayment rule for comment with the intention of publishing a final rule by November 1, 2022 with an effective date of July 1, 2023. Compared to the previous rule, this new rule in part, would expand actions that can give rise to claims for discharge; provides that the borrower’s claim will be presumed true if the institution does not provide any responsive evidence; provides an easier process for group claims; and relies on current program review penalty hearing processes for discharge recoupment. Under the proposed rule, the recoupment process applies only to loans first disbursed after July 1, 2023; however, the discharge process and standards apply to any pending application regardless of loan date.
In August 2018, Purdue University Global received an updated Provisional Program Participation Agreement (PPPA) from the ED which is necessary for continued participation in the federal Title IV programs after the change in ownership from Kaplan to Purdue. The PPPA expired on June 30, 2021 but was extended to June 30, 2022. Purdue Global submitted its renewed application for recertification in March 2022 which is pending review. The PPPA remains in effect as it is automatically extended on a month to month basis until the ED takes action to approve a full Program Participation Agreement.
In June 2021, the Committee for Private Education (CPE) in Singapore instructed Kaplan Singapore to cease new enrollments for three marketing diploma programs on both a full and part-time basis due to noncompliance with minimum entry level requirements for admission and to teach out existing students in these programs. On August 23, 2021, the CPE issued the same instructions with respect to the Kaplan Foundation diploma and four information technology diploma programs on both a full and part-time basis. In November 2021, the CPE issued the same instructions with respect to a further 23 full-time or part-time diploma programs. Post regulatory action, Kaplan Singapore was still able to offer 449 programs that remained registered with the CPE, out of which there were 16 diplomas, 361 bachelors and the balance of which were certificate and postgraduate courses. In April 2022, Kaplan Singapore applied for re-registration for certain of the diploma programs and in July 2022 received approval from the CPE. In May 2022, CPE also renewed Kaplan Singapore’s registrations as a private education institution for a four year period expiring in 2026. While the regulatory actions by the CPE in 2021 will have a significant adverse impact on Kaplan Singapore’s revenues, operating results and cash flows in the future, the impact is expected to be mitigated as a result of the recently approved registrations of certain impacted programs.

15. BUSINESS SEGMENTS
The Company has seven reportable segments: Kaplan International, Kaplan Higher Education, Kaplan Supplemental Education, Television Broadcasting, Manufacturing, Healthcare and Automotive.

The following tables summarize the financial information related to each of the Company’s business segments:

	Three months ended		Six months ended
	June 30		June 30
(in thousands)	2022	2021	2022	2021
Operating Revenues
Education	$353,013	$339,984	$711,025	$669,301
Television broadcasting	122,386	119,966	245,805	233,591
Manufacturing	127,062	141,123	243,002	257,083
Healthcare	76,385	54,696	143,640	104,739
Automotive	147,602	90,273	298,569	158,000
Other businesses	107,326	55,626	206,943	91,938
Corporate office	—	—	—	—
Intersegment elimination	(472)	(516)	(961)	(1,045)
	$933,302	$801,152	$1,848,023	$1,513,607
Income (Loss) from Operations before Amortization of Intangible Assets and Impairment of Long-Lived Assets
Education	$22,769	$19,221	$47,327	$43,369
Television broadcasting	41,042	36,964	82,300	71,301
Manufacturing	9,666	19,038	24,804	34,932
Healthcare	7,250	9,375	14,538	17,296
Automotive	7,365	3,785	14,443	4,309
Other businesses	(23,031)	(18,565)	(50,461)	(37,781)
Corporate office	(10,844)	(14,570)	(23,851)	(29,350)
	$54,217	$55,248	$109,100	$104,076
Amortization of Intangible Assets and Impairment of Long-Lived Assets
Education	$4,064	$6,073	$8,210	$11,285
Television broadcasting	1,360	1,361	2,720	2,720
Manufacturing	5,164	6,610	10,327	13,597
Healthcare	988	780	1,917	1,561
Automotive	—	—	—	—
Other businesses	3,313	2,833	6,627	3,478
Corporate office	—	—	—	—
	$14,889	$17,657	$29,801	$32,641
Income (Loss) from Operations
Education	$18,705	$13,148	$39,117	$32,084
Television broadcasting	39,682	35,603	79,580	68,581
Manufacturing	4,502	12,428	14,477	21,335
Healthcare	6,262	8,595	12,621	15,735
Automotive	7,365	3,785	14,443	4,309
Other businesses	(26,344)	(21,398)	(57,088)	(41,259)
Corporate office	(10,844)	(14,570)	(23,851)	(29,350)
	$39,328	$37,591	$79,299	$71,435
Equity in Earnings of Affiliates, Net	1,427	1,776	4,031	15,204
Interest Expense, Net	(15,277)	(5,477)	(25,979)	(13,035)
Non-Operating Pension and Postretirement Benefit Income, Net	50,871	25,216	101,376	54,003
(Loss) Gain on Marketable Equity Securities, Net	(165,540)	83,698	(118,628)	162,912
Other Income, Net	1,176	16,122	4,052	22,442
(Loss) Income Before Income Taxes	$(88,015)	$158,926	$44,151	$312,961

	Three months ended		Six months ended
	June 30		June 30
(in thousands)	2022	2021	2022	2021
Depreciation of Property, Plant and Equipment
Education	$8,531	$7,482	$17,036	$15,262
Television broadcasting	3,085	3,543	6,374	7,016
Manufacturing	2,323	2,427	4,751	4,944
Healthcare	455	331	865	648
Automotive	752	490	1,529	1,020
Other businesses	4,114	2,169	8,029	3,929
Corporate office	153	158	304	326
	$19,413	$16,600	$38,888	$33,145
Pension Service Cost
Education	$1,931	$2,398	$4,467	$4,681
Television broadcasting	856	956	1,782	1,791
Manufacturing	224	246	552	641
Healthcare	93	108	279	280
Automotive	5	—	11	—
Other businesses	477	487	997	856
Corporate office	1,407	1,682	2,936	3,230
	$4,993	$5,877	$11,024	$11,479
Asset information for the Company’s business segments is as follows:

	As of
(in thousands)	June 30, 2022	December 31, 2021
Identifiable Assets
Education	$1,824,482	$2,026,782
Television broadcasting	429,070	448,627
Manufacturing	500,918	486,304
Healthcare	217,190	194,823
Automotive	268,156	238,200
Other businesses	623,159	689,872
Corporate office	112,979	68,962
	$3,975,954	$4,153,570
Investments in Marketable Equity Securities	648,604	809,997
Investments in Affiliates	172,612	155,444
Prepaid Pension Cost	2,364,135	2,306,514
Total Assets	$7,161,305	$7,425,525

The Company’s education division comprises the following operating segments:

	Three Months Ended		Six months ended
	June 30		June 30
(in thousands)	2022	2021	2022	2021
Operating Revenues
Kaplan international	$200,871	$181,276	$405,384	$353,171
Higher education	72,975	78,740	148,783	154,426
Supplemental education	77,546	77,911	153,850	157,566
Kaplan corporate and other	4,454	3,615	8,799	6,978
Intersegment elimination	(2,833)	(1,558)	(5,791)	(2,840)
	$353,013	$339,984	$711,025	$669,301
Income (Loss) From Operations before Amortization of Intangible Assets and Impairment of Long-Lived Assets
Kaplan international	$19,063	$14,077	$39,627	$24,284
Higher education	2,704	2,374	7,741	8,627
Supplemental education	4,829	8,813	8,200	21,310
Kaplan corporate and other	(3,771)	(6,042)	(8,204)	(10,949)
Intersegment elimination	(56)	(1)	(37)	97
	$22,769	$19,221	$47,327	$43,369
Amortization of Intangible Assets	$4,064	$3,914	$8,210	$8,079
Impairment of Long-Lived Assets	$—	$2,159	$—	$3,206
Income (Loss) from Operations
Kaplan international	$19,063	$14,077	$39,627	$24,284
Higher education	2,704	2,374	7,741	8,627
Supplemental education	4,829	8,813	8,200	21,310
Kaplan corporate and other	(7,835)	(12,115)	(16,414)	(22,234)
Intersegment elimination	(56)	(1)	(37)	97
	$18,705	$13,148	$39,117	$32,084
Depreciation of Property, Plant and Equipment
Kaplan international	$5,794	$4,835	$11,549	$10,087
Higher education	1,064	873	2,084	1,725
Supplemental education	1,578	1,670	3,217	3,246
Kaplan corporate and other	95	104	186	204
	$8,531	$7,482	$17,036	$15,262
Pension Service Cost
Kaplan international	$63	$77	$135	$148
Higher education	820	1,137	1,901	2,220
Supplemental education	895	976	2,077	1,907
Kaplan corporate and other	153	208	354	406
	$1,931	$2,398	$4,467	$4,681
Asset information for the Company’s education division is as follows:

	As of
(in thousands)	June 30, 2022	December 31, 2021
Identifiable Assets
Kaplan international	$1,320,183	$1,493,868
Higher education	177,954	187,789
Supplemental education	268,054	286,877
Kaplan corporate and other	58,291	58,248
	$1,824,482	$2,026,782

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.
This analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto.
Results of Operations
The Company reported a net loss attributable to common shares of $67.5 million ($13.95 per share) for the second quarter of 2022, compared to income of $115.4 million ($22.99 per share) for the second quarter of 2021.
Items included in the Company’s net loss for the second quarter of 2022:
•a $3.2 million net credit related to a fair value change in contingent consideration from a prior acquisition at Corporate (after-tax impact of $3.2 million, or $0.66 per share);
•$165.5 million in net losses on marketable equity securities (after-tax impact of $122.4 million, or $25.05 per share);
•$0.4 million in net losses of affiliates whose operations are not managed by the Company (after-tax impact of $0.3 million, or $0.07 per share); and
•$8.0 million in interest expense to adjust the fair value of the mandatorily redeemable noncontrolling interest (after-tax impact of $7.6 million, or $1.56 per share).
Items included in the Company’s net income for the second quarter of 2021:
•a $2.6 million net credit related to a fair value change in contingent consideration from a prior acquisition at Corporate ($0.52 per share);
•$3.4 million in long-lived asset impairment charges (after-tax impact of $2.6 million, or $0.51 per share);
•$1.1 million in expenses related to a non-operating Separation Incentive Program (SIP) at manufacturing (after-tax impact of $0.8 million, or $0.16 per share);
•$83.7 million in net gains on marketable equity securities (after-tax impact of $60.9 million, or $12.18 per share);
•$1.4 million in net losses of affiliates whose operations are not managed by the Company (after-tax impact of $1.0 million, or $0.21 per share);
•a net non-operating gain of $14.5 million from the sale and write-up of cost method investments (after-tax impact of $10.7 million, or $2.13 per share); and
•$1.0 million in interest income to adjust the fair value of the mandatorily redeemable noncontrolling interest ($0.19 per share).
Revenue for the second quarter of 2022 was $933.3 million, up 16% from $801.2 million in the second quarter of 2021. Revenues increased at education, television broadcasting, healthcare, automotive and other businesses, partially offset by a decline at manufacturing. The Company reported operating income of $39.3 million for the second quarter of 2022, compared to $37.6 million for the second quarter of 2021. Operating results increased at education, television broadcasting and automotive, offset by declines at manufacturing, healthcare and other businesses.
For the first six months of 2022, the Company reported net income attributable to common shares of $28.1 million ($5.74 per share), compared to $227.8 million ($45.43 per share) for the first six months of 2021.
Items included in the Company’s net income for the first six months of 2022:
•a $3.2 million net credit related to a fair value change in contingent consideration from a prior acquisition at Corporate (after-tax impact of $3.1 million, or $0.64 per share);
•$118.6 million in net losses on marketable equity securities (after-tax impact of $87.7 million, or $17.90 per share);
•$0.1 million in net losses of affiliates whose operations are not managed by the Company (after-tax impact of $0.1 million, or $0.01 per share);
•Non-operating gain of $1.7 million from sales of an equity method and cost method investment (after-tax impact of $1.3 million, or $0.26 per share); and
•$11.4 million in interest expense to adjust the fair value of the mandatorily redeemable noncontrolling interest (after-tax impact of $10.9 million, or $2.23 per share).

Items included in the Company’s net income for the first six months of 2021:
•a $2.2 million net credit related to a fair value change in contingent consideration from a prior acquisition at Corporate ($0.44 per share);
•$3.4 million in long-lived asset impairment charges (after-tax impact of $2.6 million, or $0.51 per share);
•$1.1 million in expenses related to a non-operating SIP at manufacturing (after-tax impact of $0.8 million, or $0.16 per share);
•$162.9 million in net gains on marketable equity securities (after-tax impact of $118.5 million, or $23.64 per share);
•$8.9 million in net earnings of affiliates whose operations are not managed by the Company (after-tax impact of $6.5 million, or $1.29 per share);
•a net non-operating gain of $17.2 million from the sale and write-up of cost method investments (after-tax impact of $12.7 million, or $2.54 per share); and
•$0.1 million in net interest expense to adjust the fair value of the mandatorily redeemable noncontrolling interest ($0.02 per share).
Revenue for the first six months of 2022 was $1,848.0 million, up 22% from $1,513.6 million in the first six months of 2021. Revenues increased at education, television broadcasting, healthcare, automotive and other businesses, partially offset by a decline at manufacturing. The Company reported operating income of $79.3 million for the first six months of 2022, compared to $71.4 million for the first six months of 2021. Operating results increased at education, television broadcasting and automotive, offset by declines at manufacturing, healthcare and other businesses.
The COVID-19 pandemic and measures taken to prevent its spread significantly impacted the Company’s results for 2021 and, to a lesser extent, the first six months of 2022, largely from reduced demand for the Company’s products and services. The Company cannot predict the severity or duration of the pandemic, the extent to which demand for the Company’s products and services will be adversely affected or the degree to which financial and operating results will be negatively impacted.
Division Results
Education
Education division revenue totaled $353.0 million for the second quarter of 2022, up 4% from $340.0 million for the same period of 2021. Kaplan reported operating income of $18.7 million for the second quarter of 2022, compared to $13.1 million for the second quarter of 2021.
For the first six months of 2022, education division revenue totaled $711.0 million, up 6% from $669.3 million for the same period of 2021. Kaplan reported operating income of $39.1 million for the first six months of 2022, compared to $32.1 million for the first six months of 2021.
The COVID-19 pandemic adversely impacted Kaplan’s operating results during 2021 and, to a lesser extent, the first six months of 2022. Kaplan serves a large number of students who travel to other countries to study a second language, prepare for licensure, or pursue a higher education degree. Government-imposed travel restrictions and school closures arising from COVID-19 had a negative impact on the ability of certain international students to travel and attend Kaplan’s programs, particularly at Kaplan International’s Language programs (Languages) in 2021.
In addition, Kaplan recorded $2.2 million and $3.2 million in impairment of long-lived asset charges in the second quarter and first six months of 2021, respectively.

A summary of Kaplan’s operating results is as follows:

	Three Months Ended			Six Months Ended
	June 30			June 30
(in thousands)	2022	2021	% Change	2022	2021	% Change
Revenue
Kaplan international	$200,871	$181,276	11	$405,384	$353,171	15
Higher education	72,975	78,740	(7)	148,783	154,426	(4)
Supplemental education	77,546	77,911	0	153,850	157,566	(2)
Kaplan corporate and other	4,454	3,615	23	8,799	6,978	26
Intersegment elimination	(2,833)	(1,558)	—	(5,791)	(2,840)	—
	$353,013	$339,984	4	$711,025	$669,301	6
Operating Income (Loss)
Kaplan international	$19,063	$14,077	35	$39,627	$24,284	63
Higher education	2,704	2,374	14	7,741	8,627	(10)
Supplemental education	4,829	8,813	(45)	8,200	21,310	(62)
Kaplan corporate and other	(3,771)	(6,042)	38	(8,204)	(10,949)	25
Amortization of intangible assets	(4,064)	(3,914)	(4)	(8,210)	(8,079)	(2)
Impairment of long-lived assets	—	(2,159)	—	—	(3,206)	—
Intersegment elimination	(56)	(1)	—	(37)	97	—
	$18,705	$13,148	42	$39,117	$32,084	22
Kaplan International includes postsecondary education, professional training and language training businesses largely outside the United States. Kaplan International revenue increased 11% and 15% for the second quarter and first six months of 2022, respectively (20% and 21%, respectively, on a constant currency basis). The increase is due largely to growth at Languages, Pathways and UK Professional. Kaplan International reported operating income of $19.1 million in the second quarter of 2022, compared to $14.1 million in the second quarter of 2021. Operating income increased to $39.6 million in the first six months of 2022, compared to $24.3 million in the first six months of 2021. The increase is due largely to a reduction in losses at Languages, and improved results at Pathways, partially offset by declines in Australia and Singapore and the adverse impact of foreign currency exchange rates. Overall, Kaplan International’s operating results were negatively impacted by $3 million and $9 million in losses, respectively, incurred at Languages from COVID-19 disruptions for the second quarter and first six months of 2022; compared to $12 million and $26 million in losses, respectively, incurred at Languages from COVID-19 disruptions for the second quarter and first six months of 2021. At the end of the second quarter of 2022, travel restrictions imposed as a result of COVID-19 have been substantially lifted, except in parts of Asia. Consequently, the Company expects significantly improved results at Languages and Australia for the remainder of 2022, assuming no new travel restrictions are imposed.
Higher Education includes the results of Kaplan as a service provider to higher education institutions. In the second quarter and first six months of 2022, Higher Education revenue declined 7% and 4%, respectively, due largely to lower costs incurred for reimbursement under the Purdue Global agreement. For the second quarter and first half of 2022 and 2021, Kaplan recorded a portion of the fee with Purdue Global based on an assessment of its collectability under the TOSA. Enrollments at Purdue Global for the first half of 2022 were approximately the same as the first half of 2021. The Company will continue to assess the collectability of the fee with Purdue Global on a quarterly basis to make a determination as to whether to record all or part of the fee in the future and whether to make adjustments to fee amounts recognized in earlier periods. Higher Education results increased in the second quarter of 2022 due to an increase in the Purdue Global fee recorded, partially offset by increased investment costs incurred related to other university agreements. Higher Education results declined in the first half of 2022 due to increased investment costs incurred related to other university agreements, partially offset by an increase in the Purdue Global fee recorded.
As of June 30, 2022, Kaplan had a total outstanding accounts receivable balance of $90.0 million from Purdue Global related to amounts due for reimbursements for services, fees earned and a deferred fee. Included in this total, Kaplan has a $19.3 million long-term receivable balance due from Purdue Global at June 30, 2022, related to the advance of $20 million during the initial KU Transaction.
Supplemental Education includes Kaplan’s standardized test preparation programs and domestic professional and other continuing education businesses. In November 2021, Supplemental Education acquired two small businesses. Supplemental Education revenue was flat compared to the second quarter of 2021 and declined 2% for the first six months of 2022 due largely to declines in retail comprehensive test preparation demand. Overall, demand for graduate and pre-college test preparation programs has declined due to the strength of U.S. employment markets and the decline in test-takers. Operating results declined in the second quarter and first six months of 2022 due to lower revenues and increased advertising and product development costs.

Kaplan corporate and other represents unallocated expenses of Kaplan, Inc.’s corporate office, other minor businesses and certain shared activities.
Television Broadcasting
A summary of television broadcasting’s operating results is as follows:

	Three Months Ended			Six Months Ended
	June 30			June 30
(in thousands)	2022	2021	% Change	2022	2021	% Change
Revenue	$122,386	$119,966	2	$245,805	$233,591	5
Operating Income	39,682	35,603	11	79,580	68,581	16
Graham Media Group, Inc. owns seven television stations located in Houston, TX; Detroit, MI; Orlando, FL; San Antonio, TX; Jacksonville, FL; and Roanoke, VA, as well as SocialNewsDesk, a provider of social media management tools designed to connect newsrooms with their users. Revenue at the television broadcasting division increased 2% to $122.4 million in the second quarter of 2022, from $120.0 million in the same period of 2021. The revenue increase is due to a $2.6 million increase in political advertising revenue and a $1.1 million increase in retransmission revenues. Operating income for the second quarter of 2022 increased 11% to $39.7 million, from $35.6 million in the same period of 2021, due to increased revenues and a reduction in incentive compensation costs.
Revenue at the television broadcasting division increased 5% to $245.8 million in the first six months of 2022, from $233.6 million in the same period of 2021. The revenue increase is due to a $5.0 million increase in political revenue, a $3.6 million increase in retransmission revenues, and increases from winter Olympics and Super Bowl advertising revenue at the Company’s NBC affiliates in the first quarter of 2022. Operating income for the first six months of 2022 increased 16% to $79.6 million, from $68.6 million in the same period of 2021, due to increased revenues.
In May 2022, the Company’s television station in Orlando (WKMG) entered into a new network affiliation agreement with CBS that covers the period July 1, 2022 through June 30, 2026.
Manufacturing
A summary of manufacturing’s operating results is as follows:

	Three Months Ended			Six Months Ended
	June 30			June 30
(in thousands)	2022	2021	% Change	2022	2021	% Change
Revenue	$127,062	$141,123	(10)	$243,002	$257,083	(5)
Operating Income	4,502	12,428	(64)	14,477	21,335	(32)
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
Manufacturing revenues declined 10% and 5% in the second quarter and first six months of 2022, respectively, due largely to a significant reduction in revenues at Hoover from lower wood prices and modestly lower product demand, offset by increased revenues at Dekko, Joyce, and Forney. Wood prices were highly volatile in 2021 and the first half of 2022. Overall, Hoover results included wood gains on inventory sales for both the first half of 2022 and 2021; however, wood gains on inventory sales were significantly higher in the first half of 2021. For the second quarter of 2022, Hoover results included wood losses on inventory sales, compared with significant wood gains on inventory sales in the second quarter of 2021. Manufacturing operating results declined 64% and 32% in the second quarter and first six months of 2022, respectively, due largely to declines at Hoover related to wood gains and losses on inventory sales during the relevant periods. Excluding the impact of wood gains and losses, Hoover results improved in the second quarter of 2022 and were down slightly in the first half of 2022. The declines at Hoover in the second quarter and first half of 2022 were partially offset by improved results at Dekko and Forney and reduced amortization of intangible assets expense.
In the second quarter of 2021, Dekko announced a plan to relocate its manufacturing operations in Shelton, CT to other Dekko manufacturing facilities, which was substantially completed by the end of 2021. In connection with this activity, Dekko implemented a SIP for the affected employees, resulting in $1.1 million in non-operating SIP expense recorded in the second quarter of 2021, which was funded by the assets of the Company’s pension plan.

Healthcare
A summary of healthcare’s operating results is as follows:

	Three Months Ended			Six Months Ended
	June 30			June 30
(in thousands)	2022	2021	% Change	2022	2021	% Change
Revenue	$76,385	$54,696	40	$143,640	$104,739	37
Operating Income	6,262	8,595	(27)	12,621	15,735	(20)
Graham Healthcare Group (GHG) provides home health and hospice services in six states. In December 2021, GHG acquired two small businesses, one of which expanded GHG’s home health operations into Florida. In May 2022, GHG acquired two small businesses, one of which expanded GHG’s home health operations into Kansas and Missouri. GHG provides other healthcare services, including nursing care and prescription services for patients receiving in-home infusion treatments through its 75% interest in CSI Pharmacy Holdings Company, LLC (CSI). Healthcare revenues increased 40% and 37% for the second quarter and first six months of 2022, respectively, largely due to growth at CSI and home health services and from businesses acquired in the fourth quarter of 2021 and second quarter of 2022. The decline in GHG operating results in the second quarter and first six months of 2022 is due to increased marketing, human resources, recruiting and business development costs and overall increased compensation and transportation costs in nursing and clinical staffing, partially offset by improved results at CSI.
The Company also holds interests in four home health and hospice joint ventures managed by GHG, whose results are included in equity in earnings of affiliates in the Company’s Consolidated Statements of Operations. The Company recorded equity in earnings of $1.7 million and $2.7 million for the second quarter of 2022 and 2021, respectively, from these joint ventures. The Company recorded equity in earnings of $3.6 million and $5.5 million for the first six months of 2022 and 2021, respectively. During the first quarter of 2022, GHG, through its Residential Home Illinois and Residential Hospice Illinois affiliates, acquired an interest in the home health and hospice assets of NorthShore University HealthSystem, an integrated healthcare delivery system serving patients throughout the Chicago, IL area. The transaction resulted in a decrease to GHG’s interest in Residential Hospice Illinois and a $0.6 million non-operating gain was recorded in the first quarter of 2022 related to the change in interest.
Automotive
A summary of automotive’s operating results is as follows:

	Three Months Ended			Six Months Ended
	June 30			June 30
(in thousands)	2022	2021	% Change	2022	2021	% Change
Revenue	$147,602	$90,273	64	$298,569	$158,000	89
Operating Income	7,365	3,785	95	14,443	4,309	—
Automotive includes four automotive dealerships in the Washington, D.C. metropolitan area: Ourisman Lexus of Rockville, Ourisman Honda of Tysons Corner, Ourisman Jeep Bethesda and Ourisman Ford of Manassas, which was acquired on December 28, 2021, from the Battlefield Automotive Group. Christopher J. Ourisman, a member of the Ourisman Automotive Group family of dealerships, and his team of industry professionals operate and manage the dealerships; the Company holds a 90% stake.
Revenues for the second quarter and first six months of 2022 increased significantly due to the Ford dealership acquisition, sales growth at the Jeep dealership due to an increase in new vehicle inventory provided by the manufacturer, and higher average new and used car selling prices at the Jeep, Lexus and Honda dealerships as a result of strong customer demand and new vehicle inventory shortages related to supply chain disruptions and production delays at vehicle manufacturers, partially offset by volume declines at Honda and Lexus. Operating results for the second quarter of 2022 improved significantly due largely to the Ford acquisition and improved results at the Jeep dealership due to increased sales and margins, offset by declines at the Honda dealership due to inventory shortages. Operating results for the first six months of 2022 improved significantly due to the Ford acquisition and improved results at the Jeep, Lexus and Honda dealerships.
On July 5, 2022, the Company acquired a Toyota dealership and a Chrysler-Dodge-Jeep-Ram dealership in Woodbridge, VA from the Lustine Automotive Group.

Other Businesses
Leaf Group
On June 14, 2021, the Company acquired Leaf Group Ltd. (Leaf), a consumer internet company, headquartered in Santa Monica, CA, that builds enduring, creator-driven brands that reach passionate audiences in large and growing lifestyle categories, including fitness and wellness (Well+Good, Livestrong.com and MyPlate App), and home, art and design (Saatchi Art, Society6 and Hunker). Leaf has three major operating divisions: Society6 Group and Saatchi Art Group (Marketplace businesses) and the Media Group. Overall, Leaf reported significant operating losses for the second quarter and first six months of 2022.
Clyde’s Restaurant Group
Clyde’s Restaurant Group (CRG) owns and operates ten restaurants and entertainment venues in the Washington, D.C. metropolitan area, including Old Ebbitt Grill and The Hamilton. As a result of the COVID-19 pandemic, CRG temporarily closed its restaurant dining rooms in Maryland and the District of Columbia in December 2020, reopening again for limited indoor dining service in February 2021. Various government-ordered dining restrictions continued until the middle of 2021. CRG reported an operating profit for the second quarter and first six months of 2022; both revenues and operating results improved significantly from the second quarter and first six months of 2021 due largely to the absence of government-ordered dining restrictions in 2022 and a favorable rent concession that was recorded in the second quarter of 2022. Improvement in both revenue and operating results is expected to continue for the remainder of 2022.
Framebridge
Framebridge is a custom framing service company, headquartered in Washington, D.C., with sixteen retail locations in the Washington, D.C., New York City, Atlanta, GA, Philadelphia, PA, Boston, MA and Chicago, IL areas and two manufacturing facilities in Kentucky and New Jersey. Framebridge plans to open three additional stores in 2022. Framebridge revenues increased in the second quarter and first six months of 2022 due to operating additional retail stores compared to the same periods in 2021. Framebridge is an investment stage business and reported significant operating losses in the first six months of 2022 and 2021.
Code3
Code3 is a performance marketing agency focused on driving performance for brands through three core elements of digital success: media, creative and commerce. Code3 revenues increased modestly in the second quarter and first six months of 2022. Code3 reported operating losses in the second quarter and first six months of 2022 and 2021. In the second quarter of 2021, Code3 recorded a $1.6 million lease impairment charge (including $0.4 million in property, plant and equipment write-downs).
Other
Other businesses also include Slate and Foreign Policy, which publish online and print magazines and websites; and four investment stage businesses, CyberVista, Decile, Pinna and City Cast. Slate, Foreign Policy, Decile, Pinna and City Cast reported revenue increases in the first six months of 2022. Losses from each of these six businesses in the first six months of 2022 adversely affected operating results.
Overall, for the second quarter and first six months of 2022, operating revenues for other businesses increased due largely to the Leaf acquisition and increases at CRG and Framebridge. Operating results declined in the second quarter and first six months of 2022 due primarily to losses at Leaf and increased losses at Framebridge, partially offset by improved results at CRG.
Corporate Office
Corporate office includes the expenses of the Company’s corporate office and certain continuing obligations related to prior business dispositions. Corporate office expenses declined in the first six months of 2022 due primarily to lower incentive compensation costs.
Equity in Earnings (Losses) of Affiliates
At June 30, 2022, the Company held an approximate 12% interest in Intersection Holdings, LLC (Intersection), a company that provides digital marketing and advertising services and products for cities, transit systems, airports, and other public and private spaces. The Company also holds interests in several other affiliates, including a number of home health and hospice joint ventures managed by GHG and two joint ventures managed by Kaplan. Overall, the Company recorded equity in earnings of affiliates of $1.4 million for the second quarter of 2022, compared to $1.8 million for the second quarter of 2021. These amounts include $0.4 million and $1.4 million in net losses for the second quarter of 2022 and 2021, respectively, from affiliates whose operations are not managed by the Company; this includes losses from the Company’s investment in Intersection in the second quarter of 2022 and 2021.
The Company recorded equity in earnings of affiliates of $4.0 million for the first six months of 2022, compared to $15.2 million for the first six months of 2021. These amounts include $0.1 million in net losses for the first six months of 2022 from affiliates whose operations are not managed by the Company compared to $8.9 million in net earnings for the first six months of 2021; this includes losses from the Company’s investment in Intersection in the first six months of 2022 and 2021.
Net Interest Expense and Related Balances
The Company incurred net interest expense of $15.3 million and $26.0 million for the second quarter and first six months of 2022, respectively; compared to $5.5 million and $13.0 million for the second quarter and first six months of 2021, respectively. The Company recorded interest expense of $8.0 million and $11.4 million in the second quarter and first six months of 2022, respectively, to adjust the fair value of the mandatorily redeemable noncontrolling interest at GHG. The Company recorded interest income of $1.0 million in the second quarter of 2021 and net interest expense of $0.1 million in the first six months of 2021 to adjust the fair value of the mandatorily redeemable noncontrolling interest at GHG.
At June 30, 2022, the Company had $606.2 million in borrowings outstanding at an average interest rate of 4.8%, and cash, marketable equity securities and other investments of $808.7 million. At June 30, 2022, the Company had $150.8 million outstanding on its $300 million revolving credit facility. On May 3, 2022, the Company entered into an amended and restated revolving credit facility agreement, which among other things, extends the maturity date to May 30, 2027, and removes USD LIBOR as a benchmark interest rate for borrowings denominated in U.S. dollars.
Non-operating Pension and Postretirement Benefit Income, net
The Company recorded net non-operating pension and postretirement benefit income of $50.9 million and $101.4 million for the second quarter and first six months of 2022, respectively; compared to $25.2 million and $54.0 million for the second quarter and first six months of 2021, respectively.
In the second quarter of 2021, the Company recorded $1.1 million in expenses related to a non-operating SIP at manufacturing.
(Loss) Gain on Marketable Equity Securities, net
Overall, the Company recognized $165.5 million and $118.6 million in net losses on marketable equity securities in the second quarter and first six months of 2022, respectively; compared to $83.7 million and $162.9 million in net gains on marketable equity securities in the second quarter and first six months of 2021, respectively.
Other Non-Operating Income
The Company recorded total other non-operating income, net, of $1.2 million for the second quarter of 2022, compared to $16.1 million for the second quarter of 2021. The 2022 amounts included $0.8 million in gains related to the sale of businesses and contingent consideration, and other items; partially offset by $0.5 million in foreign currency losses. The 2021 amounts included $6.7 million in gains on the sale of cost method investments; $7.8 million in fair value increases on cost method investments; $0.7 million in foreign currency gains; $0.6 million in gains related to the sale of businesses and contingent consideration and other items.
The Company recorded total non-operating income, net of $4.1 million for the first six months of 2022, compared to $22.4 million for the first six months of 2021. The 2022 amounts included $1.7 million in gains related to the sale of businesses and contingent consideration; a $1.0 million gain on sale of a cost method investment; a $0.6 million gain on sale of an equity affiliate, and other items; partially offset by $1.5 million in foreign currency losses. The 2021 amounts included $6.8 million in gains on sales of cost method investments; $10.5 million in fair value increases on cost method investments; $1.4 million in gains related to the sale of businesses and contingent consideration; $0.7 million in foreign currency gains and other items.
Provision for Income Taxes
The Company’s effective tax rate for the first six months of 2022 and 2021 was 32.2% and 27.0%, respectively.
Earnings Per Share
The calculation of diluted earnings per share for the second quarter and first six months of 2022 was based on 4,842,383 and 4,870,316 weighted average shares outstanding, respectively, compared to 4,985,488 and 4,981,000, respectively, for the second quarter and first six months of 2021. At June 30, 2022, there were 4,850,326 shares outstanding. On September 10, 2020, the Board of Directors authorized the Company to acquire up to

500,000 shares of its Class B common stock; the Company has remaining authorization for 212,473 shares as of June 30, 2022.
Other
The Company continuously assesses relevant events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In the second quarter of 2022, the Company performed an interim impairment review at the Leaf marketplace and Framebridge reporting units due to significant operating losses at the reporting units, combined with a decline in general market conditions and in market multiples. The quantitative goodwill impairment analyses indicated the estimated fair values of these reporting units, included in other businesses, exceeded their carrying values as of June 30, 2022. The estimated fair values of these reporting units exceeded their carrying values by a margin less than 10%. The total goodwill at these reporting units was $79.0 million as of June 30, 2022, or 5% of the total goodwill of the Company.
In connection with the Company’s annual impairment testing in 2021, the Company performed a goodwill impairment review at all of its reporting units. At the time, the estimated fair value of the Dekko reporting unit at the manufacturing businesses exceeded its carrying values by a margin less than 25%. The total goodwill at this reporting unit was $47.8 million as of June 30, 2022, or 3% of the total goodwill of the Company. The estimated fair value of the Company’s other reporting units with significant goodwill balances exceeded their respective carrying values by a margin in excess of 25% at the time of the annual test.
It is possible that impairment charges, which may be material, could occur in the future, given changes in market conditions and the inherent variability in projecting future operating performance.
As previously communicated, the Company has been exploring opportunities to utilize surplus pension assets in a tax-efficient manner. This includes studying the viability of a transaction in which a part of the existing pension plan is spun off and then terminated in order to fund what is known as a Qualified Replacement Plan (QRP), which could allow the Company to utilize its pension surplus to fund and expand defined contribution benefits. Because of the complexities associated with these transactions and to ensure excise taxes of up to 50% would not be imposed, companies pursuing these transactions typically sought private letter rulings from the IRS prior to implementing them. However, in June 2022, the IRS announced that it will no longer issue private letter rulings on such transactions, and as a result, the Company is no longer actively considering this specific transaction.
Financial Condition: Capital Resources and Liquidity
The Company considers the following when assessing its liquidity and capital resources:

	As of
(In thousands)	June 30, 2022	December 31, 2021
Cash and cash equivalents	$126,368	$145,886
Restricted cash	19,495	12,957
Investments in marketable equity securities and other investments	662,831	824,445
Total debt	606,152	667,501
Cash generated by operations is the Company’s primary source of liquidity. The Company maintains investments in a portfolio of marketable equity securities, which is considered when assessing the Company’s sources of liquidity. An additional source of liquidity includes the undrawn portion of the Company’s $300 million revolving credit facility, amounting to $149.2 million at June 30, 2022.
In March 2020, the U.S. government enacted legislation, including the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) to provide stimulus in the form of financial aid to businesses affected by the COVID-19 pandemic. Under the CARES Act, employers may defer the payment of the employer share of FICA taxes due for the period beginning on March 27, 2020, and ending December 31, 2020. The Company deferred $21.5 million of FICA payments under this program, with $10.7 million of the deferred payments still payable at June 30, 2022. The remaining deferred balance is due by December 31, 2022.
The CARES Act also included provisions to support healthcare providers in the form of grants and changes to Medicare and Medicaid payments. In April 2020, GHG applied for and received $31.5 million under the expanded Medicare Accelerated and Advanced Payment Program, modified by the CARES Act. The Department of Health and Human Services (HHS) started to recoup this advance in April 2021 by withholding a portion of the amount reimbursed for claims submitted for services provided after the beginning of the recoupment period. During the six months ended June 30, 2022, an amount of $12.0 million was withheld by HHS and the Company expects the remaining balance of $0.5 million to be withheld from claims submitted in the next three months.

During the first six months of 2022, the Company’s cash and cash equivalents decreased by $19.5 million, due to the net repayment of borrowings, additional investments in marketable equity securities and equity affiliates, capital expenditures, dividend payments and share repurchases, which was offset by cash generated from operations and the proceeds from the sale of marketable equity securities. In the first six months of 2022, the Company’s borrowings decreased by $61.3 million, primarily due to repayments under the revolving credit facility.
At June 30, 2022, the Company held approximately $69 million in cash and cash equivalents in businesses domiciled outside the U.S., of which approximately $7 million is not available for immediate use in operations or for distribution. Additionally, Kaplan’s business operations outside the U.S. retain cash balances to support ongoing working capital requirements, capital expenditures, and regulatory requirements. As a result, the Company considers a significant portion of the cash and cash equivalents balance held outside the U.S. as not readily available for use in U.S. operations.
At June 30, 2022, the fair value of the Company’s investments in marketable equity securities was $648.6 million, which includes investments in the common stock of five publicly traded companies. During the first six months of 2022, the Company purchased $31.5 million of marketable equity securities and sold marketable equity securities that generated proceeds of $74.2 million. At June 30, 2022, the net unrealized gain related to the Company’s investments totaled $379.0 million.
The Company had working capital of $581.0 million and $680.8 million at June 30, 2022 and December 31, 2021, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments.
At June 30, 2022 and December 31, 2021, the Company had borrowings outstanding of $606.2 million and $667.5 million, respectively. The Company’s borrowings at June 30, 2022 were mostly from $400.0 million of 5.75% unsecured notes due June 1, 2026, $150.8 million in outstanding borrowings under the Company’s revolving credit facility and commercial notes of $45.6 million at the Automotive subsidiary. The Company’s borrowings at December 31, 2021 were mostly from $400.0 million of 5.75% unsecured notes due June 1, 2026, $209.6 million in outstanding borrowings under the Company’s revolving credit facility and commercial notes of $47.0 million at the Automotive subsidiary. The interest on the $400.0 million of 5.75% unsecured notes is payable semiannually on June 1 and December 1.
On May 3, 2022, the Company amended the revolving credit facility agreement to, among other things, extend the maturity date to May 30, 2027.
During the six months ended June 30, 2022 and 2021, the Company had average borrowings outstanding of approximately $648.8 million and $520.0 million, respectively, at average annual interest rates of approximately 4.5% and 5.0%, respectively. During the six months ended June 30, 2022 and 2021, the Company incurred net interest expense of $26.0 million and $13.0 million, respectively.
On July 5, 2022, the Company’s automotive subsidiary acquired two automotive dealerships, including the real property for the dealership operations. In addition to a cash payment and the assumption of $10.9 million in floor plan payables, the automotive subsidiary borrowed $77.4 million to finance the acquisition.
On April 12, 2022, Standard & Poor’s affirmed the Company’s credit rating and maintained the outlook as Stable.
The Company’s current credit ratings are as follows:

	Moody’s	Standard & Poor’s
Long-term	Ba1	BB
Outlook	Stable	Stable
The Company expects to fund its estimated capital needs primarily through existing cash balances and internally generated funds, and, as needed, from borrowings under its revolving credit facility. As of June 30, 2022, the Company had $150.8 million outstanding under the $300 million revolving credit facility. In management’s opinion, the Company will have sufficient financial resources to meet its business requirements in the next 12 months, including working capital requirements, capital expenditures, interest payments, potential acquisitions and strategic investments, dividends and stock repurchases.

In summary, the Company’s cash flows for each period were as follows:

	Six Months Ended June 30
(In thousands)	2022	2021
Net cash provided by operating activities	$99,408	$72,845
Net cash used in investing activities	(17,916)	(310,508)
Net cash used in financing activities	(89,571)	(59,175)
Effect of currency exchange rate change	(4,901)	(684)
Net decrease in cash and cash equivalents and restricted cash	$(12,980)	$(297,522)
Operating Activities. Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. The Company’s net cash flow provided by operating activities were as follows:

	Six Months Ended June 30
(In thousands)	2022	2021
Net Income	$29,951	$228,561
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and long-lived asset impairments	68,689	65,786
Amortization of lease right-of-use asset	33,473	36,774
Net pension benefit	(90,971)	(45,413)
Other non-cash activities	130,623	(128,933)
Change in operating assets and liabilities	(72,357)	(83,930)
Net Cash Provided by Operating Activities	$99,408	$72,845
Net cash provided by operating activities consists primarily of cash receipts from customers, less disbursements for costs, benefits, income taxes, interest and other expenses.
For the first six months of 2022 compared to the first six months of 2021, the increase in net cash provided by operating activities is primarily driven by higher net income, net of non-cash adjustments, and changes in operating assets and liabilities. Changes in operating assets and liabilities were primarily the result of an increase in the collection of cash from customers that were offset by higher purchase of inventories and decreases in accounts payable and accrued liabilities.
Investing Activities. The Company’s net cash flow used in investing activities were as follows:

	Six Months Ended June 30
(In thousands)	2022	2021
Net proceeds from sales of (purchases of) marketable equity securities	$42,765	$(10,407)
Purchases of property, plant and equipment	(32,154)	(27,502)
Investments in equity affiliates, cost method and other investments	(27,950)	(4,910)
Investments in certain businesses, net of cash acquired	(3,053)	(272,428)
Other	2,476	4,739
Net Cash Used in Investing Activities	$(17,916)	$(310,508)
Net proceeds from sale of (purchases of) marketable equity securities. During the first six months of 2022 and 2021, the Company sold marketable equity securities that generated proceeds of $74.2 million and $37.6 million, respectively. The Company purchased $31.5 million and $48.0 million of marketable equity securities during the first six months of 2022 and 2021, respectively.
Capital Expenditures. The amounts reflected in the Company’s Condensed Consolidated Statements of Cash Flows are based on cash payments made during the relevant periods, whereas the Company’s capital expenditures for the first six months of 2022 of $31.4 million include assets acquired during the quarter. The Company estimates that its capital expenditures will be in the range of $70 million to $80 million in 2022.
Investment in equity affiliates. During the first six months of 2022, GHG invested an additional $18.5 million in two affiliates to fund their acquisition of an interest in a health system in Illinois.
Acquisitions. In May 2022, GHG acquired two small businesses which are included in healthcare. During the first six months of 2021, the Company acquired all of the outstanding shares of Leaf for cash and the assumption of $9.2 million in liabilities related to their pre-acquisition stock compensation plan, which will be paid in the future. Leaf is included in other businesses.
On July 5, 2022, the Company’s automotive subsidiary acquired two automotive dealerships, including the real property for the dealership operations, which will be included in automotive.
Financing Activities. The Company’s net cash flow used in financing activities were as follows:

	Six Months Ended June 30
(In thousands)	2022	2021
Net payments under revolving credit facility	$(47,000)	$(2,304)
Repayments of borrowings	(7,580)	(2,071)
Net proceeds from (repayments of) vehicle floor plan payable	14,121	(9,591)
Common shares repurchased	(34,303)	—
Dividends paid	(15,465)	(15,106)
Other	656	(30,103)
Net Cash Used in Financing Activities	$(89,571)	$(59,175)
Borrowings and Vehicle Floor Plan Payable. In the first six months of 2022, the Company made repayments on the $300 million revolving credit facility. In the first six months of 2022 and 2021, the Company used vehicle floor plan financing to fund the purchase of new, used and service loaner vehicles at its automotive division. The proceeds from (repayments of) the vehicle floor plan payable fluctuates with changes in the amount of vehicle inventory held by the automotive dealerships.
Common Stock Repurchases. During the first six months of 2022, the Company purchased a total of 57,709 shares of its Class B common stock at a cost of approximately $34.3 million. On September 10, 2020, the Board of Directors authorized the Company to acquire up to 500,000 shares of its Class B common stock. The Company did not announce a ceiling price or time limit for the purchases. At June 30, 2022, the Company had remaining authorization from the Board of Directors to purchase up to 212,473 shares of Class B common stock.
Dividends. The quarterly dividend rate per share was $1.58 and $1.51 for the first six months of 2022 and 2021, respectively. The Company expects to pay a dividend of $6.32 per share in 2022.
Other. During the first six months of 2022, the Company paid $4.7 million related to deferred payments from prior acquisitions. During the first six months of 2021, the Company paid $30.9 million related to contingent consideration and deferred payments from prior acquisitions, mostly for the 2020 acquisition of Framebridge. During the first six months of 2022 and 2021, the Company increased the borrowings under its cash overdraft facilities by $6.1 million and $4.4 million, respectively. In March 2021, Hoover’s minority shareholders put their remaining outstanding shares to the Company, which had a redemption value of $3.5 million.
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
Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and the Company’s Chief Financial Officer (principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of June 30, 2022. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the quarter ended June 30, 2022, the Company purchased shares of its Class B Common Stock as set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan*	Maximum Number of Shares that May Yet Be Purchased Under the Plan*
April	11,762	$610.19	11,762	242,457
May	15,801	600.01	15,801	226,656
June	14,183	572.38	14,183	212,473
	41,746	$593.49	41,746
*On September 10, 2020, the Company’s Board of Directors authorized the Company to purchase, on the open market or otherwise, up to 500,000 shares of its Class B Common Stock. There is no expiration date for this authorization. All purchases made during the quarter ended June 30, 2022 were open market transactions and some of these shares were purchased under a 10b5-1 plan.

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

10.1
Second Amended and Restated Five Year Credit Agreement, dated as of May 3, 2022, among the Company, Kaplan U.K. Limited, and the foreign borrowers from time to time party thereto, and certain of its domestic subsidiaries as guarantors, the several lenders from time to time party thereto, Wells Fargo Bank, National Association, as Administrative Agent and JPMorgan Chase Bank, N.A., as Syndication Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).

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

GRAHAM HOLDINGS COMPANY
(Registrant)

Date: August 3, 2022	/s/ Timothy J. O’Shaughnessy
Timothy J. O’Shaughnessy, President & Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2022	/s/ Wallace R. Cooney
Wallace R. Cooney, Chief Financial Officer (Principal Financial Officer)