Form 10-Q
period 2022-09-30
Graham Holdings Co
filed 2022-11-02
CIK 104889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2022
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
Shares outstanding at October 28, 2022:
Class A Common Stock – 964,001 Shares
Class B Common Stock – 3,837,643 Shares

GRAHAM HOLDINGS COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30

(in thousands, except per share amounts)	2022	2021	2022	2021
Operating Revenues
Sales of services	$588,166	$515,280	$1,708,848	$1,509,986
Sales of goods	424,272	294,156	1,151,613	813,057
	1,012,438	809,436	2,860,461	2,323,043
Operating Costs and Expenses
Cost of services sold (exclusive of items shown below)	342,138	307,138	996,821	906,555
Cost of goods sold (exclusive of items shown below)	352,619	241,539	945,265	647,218
Selling, general and administrative	223,857	215,891	676,563	587,181
Depreciation of property, plant and equipment	19,657	18,741	58,545	51,886
Amortization of intangible assets	14,635	15,981	44,436	43,807
Impairment of goodwill and other long-lived assets	—	26,753	—	31,568
	952,906	826,043	2,721,630	2,268,215
Income (Loss) from Operations	59,532	(16,607)	138,831	54,828
Equity in (losses) earnings of affiliates, net	(1,111)	12,964	2,920	28,168
Interest income	803	(79)	2,214	2,687
Interest expense	(11,579)	(9,343)	(38,969)	(25,144)
Non-operating pension and postretirement benefit income, net	50,687	27,561	152,063	81,564
(Loss) gain on marketable equity securities, net	(54,250)	14,069	(172,878)	176,981
Other income, net	2,358	5,218	6,410	27,660
Income Before Income Taxes	46,440	33,783	90,591	346,744
Provision for (Benefit from) Income Taxes	12,600	(5,900)	26,800	78,500
Net Income	33,840	39,683	63,791	268,244
Net Income Attributable to Noncontrolling Interests	(1,060)	(97)	(2,872)	(850)
Net Income Attributable to Graham Holdings Company Common Stockholders	$32,780	$39,586	$60,919	$267,394

Per Share Information Attributable to Graham Holdings Company Common Stockholders
Basic net income per common share	$6.78	$7.93	$12.51	$53.49
Basic average number of common shares outstanding	4,808	4,961	4,841	4,966
Diluted net income per common share	$6.76	$7.90	$12.48	$53.33
Diluted average number of common shares outstanding	4,820	4,977	4,853	4,980
See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2022	2021	2022	2021
Net Income	$33,840	$39,683	$63,791	$268,244
Other Comprehensive Loss, Before Tax
Foreign currency translation adjustments:
Translation adjustments arising during the period	(44,260)	(16,033)	(86,926)	(15,352)
Pension and other postretirement plans:
Amortization of net prior service cost included in net income	716	793	2,148	2,377
Amortization of net actuarial gain included in net income	(18,083)	(1,066)	(53,939)	(4,419)
	(17,367)	(273)	(51,791)	(2,042)
Cash flow hedges gains	2,202	169	4,935	803
Other Comprehensive Loss, Before Tax	(59,425)	(16,137)	(133,782)	(16,591)
Income tax benefit related to items of other comprehensive loss	3,970	11	12,213	342
Other Comprehensive Loss, Net of Tax	(55,455)	(16,126)	(121,569)	(16,249)
Comprehensive (Loss) Income	(21,615)	23,557	(57,778)	251,995
Comprehensive income attributable to noncontrolling interests	(1,060)	(97)	(2,872)	(850)
Total Comprehensive (Loss) Income Attributable to Graham Holdings Company	$(22,675)	$23,460	$(60,650)	$251,145

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands)	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$149,773	$145,886
Restricted cash	20,436	12,175
Investments in marketable equity securities and other investments	610,756	824,445
Accounts receivable, net	537,561	607,471
Inventories and contracts in progress	209,804	141,471
Prepaid expenses	87,166	81,741
Income taxes receivable	21,934	32,744
Other current assets	1,943	1,241
Total Current Assets	1,639,373	1,847,174
Property, Plant and Equipment, Net	468,173	468,126
Lease Right-of-Use Assets	421,303	437,969
Investments in Affiliates	169,422	155,444
Goodwill, Net	1,631,440	1,649,582
Indefinite-Lived Intangible Assets	174,915	142,180
Amortized Intangible Assets, Net	202,260	247,120
Prepaid Pension Cost	2,392,746	2,306,514
Deferred Income Taxes	6,896	7,900
Deferred Charges and Other Assets (includes $646 and $782 of restricted cash)	170,603	163,516
Total Assets	$7,277,131	$7,425,525

Liabilities and Equity
Current Liabilities
Accounts payable and accrued liabilities	$556,646	$583,629
Deferred revenue	362,351	358,720
Income taxes payable	2,551	4,585
Current portion of lease liabilities	70,100	77,655
Current portion of long-term debt	141,802	141,749
Dividends declared	7,606	—
Total Current Liabilities	1,141,056	1,166,338
Accrued Compensation and Related Benefits	155,966	175,391
Other Liabilities	33,741	36,497
Deferred Income Taxes	668,964	676,706
Mandatorily Redeemable Noncontrolling Interest	27,142	13,661
Lease Liabilities	387,142	405,200
Long-Term Debt	568,534	525,752
Total Liabilities	2,982,545	2,999,545
Commitments and Contingencies (Note 14)
Redeemable Noncontrolling Interests	17,625	14,311
Preferred Stock	—	—
Common Stockholders’ Equity
Common stock	20,000	20,000
Capital in excess of par value	394,609	389,456
Retained earnings	7,156,952	7,126,761
Accumulated other comprehensive income, net of taxes
Cumulative foreign currency translation adjustment	(93,224)	(6,298)
Unrealized gain on pensions and other postretirement plans	940,714	979,157
Cash flow hedges	2,329	(1,471)
Cost of Class B common stock held in treasury	(4,161,672)	(4,108,022)
Total Common Stockholders’ Equity	4,259,708	4,399,583
Noncontrolling Interests	17,253	12,086
Total Equity	4,276,961	4,411,669
Total Liabilities and Equity	$7,277,131	$7,425,525
See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30
(in thousands)	2022	2021
Cash Flows from Operating Activities
Net Income	$63,791	$268,244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and goodwill and other long-lived asset impairments	102,981	127,261
Amortization of lease right-of-use asset	51,344	55,246
Net pension benefit and special separation benefit expense	(136,411)	(68,644)
Loss (gain) on marketable equity securities and cost method investments, net	172,318	(179,737)
Gain on disposition of businesses, property, plant and equipment and investments, net	(2,177)	(14,406)
Provision for doubtful trade receivables	2,831	4,171
Stock-based compensation expense, net of forfeitures	4,552	4,686
Foreign exchange loss (gain)	1,973	(674)
Equity in earnings of affiliates, net of distributions	5,167	(11,364)
Provision for deferred income taxes	9,189	43,580
Accretion expense and change in fair value of contingent consideration liabilities	(3,898)	(4,325)
Change in operating assets and liabilities:
Accounts receivable	58,940	(27,350)
Inventories	(47,486)	21,117
Accounts payable and accrued liabilities	(33,994)	(7,979)
Deferred revenue	36,676	33,561
Income taxes receivable/payable	(7,495)	10,724
Lease liabilities	(59,612)	(61,775)
Other assets and other liabilities, net	(19,698)	3,192
Other	4,674	1,743
Net Cash Provided by Operating Activities	203,665	197,271
Cash Flows from Investing Activities
Investments in certain businesses, net of cash acquired	(130,177)	(272,428)
Proceeds from sales of marketable equity securities	74,233	38,308
Purchases of property, plant and equipment	(57,097)	(140,935)
Purchases of marketable equity securities	(35,070)	(48,036)
Investments in equity affiliates, cost method and other investments	(30,075)	(6,610)
Net proceeds from disposition of businesses, property, plant and equipment, and investments	5,580	8,771
Other	961	474
Net Cash Used in Investing Activities	(171,645)	(420,456)
Cash Flows from Financing Activities
Issuance of borrowings	77,299	22,684
Common shares repurchased	(54,581)	(21,840)
Dividends paid	(23,122)	(22,659)
Net proceeds from (repayments of) vehicle floor plan payable	11,688	(15,035)
Net (payments) borrowings under revolving credit facilities	(11,000)	37,696
Repayments of borrowings	(10,564)	(16,878)
Deferred payments of acquisitions	(4,731)	(30,866)
Proceeds from bank overdrafts	4,391	1,137
Proceeds from exercise of stock options	1,531	—
Purchase of noncontrolling interest	—	(3,508)
Other	905	1,244
Net Cash Used in Financing Activities	(8,184)	(48,025)
Effect of Currency Exchange Rate Change	(11,824)	(2,908)
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	12,012	(274,118)
Beginning Cash and Cash Equivalents and Restricted Cash	158,843	423,054
Ending Cash and Cash Equivalents and Restricted Cash	$170,855	$148,936

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
As of December 31, 2021	$20,000	$389,456	$7,126,761	$971,388	$(4,108,022)	$12,086	$4,411,669	$14,311
Net income for the period			96,566				96,566
Net income attributable to noncontrolling interests			(986)			986	—
Net loss attributable to redeemable noncontrolling interests			44				44	(44)
Change in redemption value of redeemable noncontrolling interests						64	64	64
Distribution to noncontrolling interest						(357)	(357)
Dividends on common stock			(15,497)				(15,497)
Repurchase of Class B common stock					(9,527)		(9,527)
Issuance of Class B common stock					1,437		1,437
Amortization of unearned stock compensation and stock option expense		1,677					1,677
Other comprehensive loss, net of income taxes				(13,135)			(13,135)
As of March 31, 2022	$20,000	$391,133	$7,206,888	$958,253	$(4,116,112)	$12,779	$4,472,941	$14,331
Net loss for the period			(66,615)				(66,615)
Noncontrolling interest capital contribution						140	140
Acquisition of noncontrolling interest						512	512
Net income attributable to noncontrolling interests			(929)			929	—
Acquisition of redeemable noncontrolling interest							—	2,164
Net loss attributable to redeemable noncontrolling interests			59				59	(59)
Change in redemption value of redeemable noncontrolling interests						64	64	64
Distribution to noncontrolling interest						(872)	(872)
Dividends on common stock			(7,656)				(7,656)
Repurchase of Class B common stock					(24,776)		(24,776)
Forfeiture of restricted stock awards, net of Class B common stock issuances		(462)			(415)		(877)
Amortization of unearned stock compensation and stock option expense		2,302					2,302
Other comprehensive loss, net of income taxes				(52,979)			(52,979)
As of June 30, 2022	$20,000	$392,973	$7,131,747	$905,274	$(4,141,303)	$13,552	$4,322,243	$16,500
Net income for the period			33,840				33,840
Noncontrolling interest capital contribution						2,960	2,960
Redeemable noncontrolling interest capital contribution							—	1,050
Net income attributable to noncontrolling interest			(1,049)			1,049	—
Net income attributable to redeemable noncontrolling interests			(11)				(11)	11
Change in redemption value of redeemable noncontrolling interests						61	61	64
Distribution to noncontrolling interest						(369)	(369)
Dividends on common stock			(7,575)				(7,575)
Repurchase of Class B common stock					(20,278)		(20,278)
Forfeiture of restricted stock awards, net of Class B common stock issuances		(112)			(91)		(203)
Amortization of unearned stock compensation and stock option expense		1,748					1,748
Other comprehensive loss, net of income taxes				(55,455)			(55,455)
As of September 30, 2022	$20,000	$394,609	$7,156,952	$849,819	$(4,161,672)	$17,253	$4,276,961	$17,625

(in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
As of December 31, 2020	$20,000	$388,159	$6,804,822	$603,314	$(4,056,993)	$7,091	$3,766,393	$11,928
Net income for the period			112,635				112,635
Net income attributable to noncontrolling interests			(185)			185	—
Change in redemption value of redeemable noncontrolling interests		697				64	761	(634)
Distribution to noncontrolling interest						(126)	(126)
Dividends on common stock			(15,106)				(15,106)
Issuance of Class B common stock, net of restricted stock forfeitures		(5,188)			5,084		(104)
Amortization of unearned stock compensation and stock option expense		1,589					1,589
Other comprehensive loss, net of income taxes				(1,203)			(1,203)
Purchase of redeemable noncontrolling interest							—	(3,508)
As of March 31, 2021	$20,000	$385,257	$6,902,166	$602,111	$(4,051,909)	$7,214	$3,864,839	$7,786
Net income for the period			115,926				115,926
Net income attributable to noncontrolling interests			(699)			699	—
Net loss attributable to redeemable noncontrolling interests			131				131	(131)
Change in redemption value of redeemable noncontrolling interests						65	65	65
Distribution to noncontrolling interest						(152)	(152)
Dividends on common stock			(7,553)				(7,553)
Forfeiture of restricted stock awards, net of Class B common stock issuances		(47)			(49)		(96)
Amortization of unearned stock compensation and stock option expense		1,672					1,672
Other comprehensive income, net of income taxes				1,080			1,080
As of June 30, 2021	$20,000	$386,882	$7,009,971	$603,191	$(4,051,958)	$7,826	$3,975,912	$7,720
Net income for the period			39,683				39,683
Noncontrolling interest capital contribution						1,750	1,750
Net income attributable to noncontrolling interest			(469)			469	—
Net loss attributable to redeemable noncontrolling interests			372				372	(372)
Change in redemption value of redeemable noncontrolling interests						64	64	64
Distribution to noncontrolling interest						(206)	(206)
Dividends on common stock			(7,496)				(7,496)
Repurchase of Class B common stock					(21,840)		(21,840)
Issuance of Class B common stock, net of restricted stock forfeitures		(188)			121		(67)
Amortization of unearned stock compensation and stock option expense		1,692					1,692
Other comprehensive loss, net of income taxes				(16,126)			(16,126)
As of September 30, 2021	$20,000	$388,386	$7,042,061	$587,065	$(4,073,677)	$9,903	$3,973,738	$7,412

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
Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States of America (GAAP) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (SEC). They include the assets, liabilities, results of operations and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or otherwise controlled by the Company. As permitted under such rules, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the three and nine months ended September 30, 2022 and 2021 may not be indicative of the Company’s future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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
2. ACQUISITIONS AND DISPOSITIONS OF BUSINESSES
Acquisitions. During 2022, the Company acquired seven businesses: five in healthcare and two in automotive, for $142.8 million in cash and contingent consideration and the assumption of floor plan payables. The assets and liabilities of the companies acquired were recorded at their estimated fair values at the date of acquisition.
In August 2022, Graham Healthcare Group (GHG) acquired two small businesses which are included in healthcare.
In July 2022, GHG acquired a 100% interest in a multi-state provider of Applied Behavior Analysis clinics. The acquisition is expected to expand the product offerings of the healthcare division and is included in healthcare.
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
Kaplan acquired certain assets of Projects in Knowledge, a continuing medical education provider for healthcare professionals, and another small business in November 2021. These acquisitions are expected to build upon Kaplan’s existing customer base in the medical and test preparation fields. Both businesses are included in Kaplan’s supplemental education division.
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
On December 28, 2021, the Company’s automotive subsidiary acquired a Ford automotive dealership for cash and the assumption of $16.6 million in floor plan payables (see Note 5). In connection with the acquisition, the automotive subsidiary of the Company borrowed $22.5 million to finance the acquisition. The dealership is operated and managed by an entity affiliated with Christopher J. Ourisman, a member of the Ourisman Automotive Group family of dealerships. The acquisition expands the Company’s automotive business operations and is included in automotive.
Acquisition-related costs for acquisitions that closed during the first nine months of 2022 and 2021 were $1.6 million in each period and were expensed as incurred. The aggregate purchase price of the 2022 and 2021 acquisitions was allocated as follows (2022 on a preliminary basis), based on acquisition date fair values to the following assets and liabilities:

	Purchase Price Allocation
	Nine Months Ended	Year Ended
(in thousands)	September 30, 2022	December 31, 2021
Accounts receivable	$2,026	$17,878
Inventory	21,278	25,383
Property, plant and equipment	36,254	13,126
Lease right-of-use assets	5,397	25,890
Goodwill	56,902	204,151
Indefinite-lived intangible assets	41,800	22,200
Amortized intangible assets	1,200	99,800
Other assets	474	4,911
Deferred income taxes	241	44,975
Floor plan payables	(10,908)	(16,636)
Other liabilities	(3,798)	(52,567)
Current and noncurrent lease liabilities	(6,482)	(25,593)
Redeemable noncontrolling interest	(2,164)	(6,616)
Noncontrolling interest	(512)	—
Aggregate purchase price, net of cash acquired	$141,708	$356,902
The 2021 fair values include measurement period adjustments related to accounts receivable, goodwill, amortized intangible assets, current and noncurrent lease liabilities, deferred income taxes and contingent consideration. The 2022 fair values recorded were based upon preliminary valuations and the estimates and assumptions used in such valuations are subject to change within the measurement period (up to one year from the acquisition date). The recording of deferred tax assets and liabilities, working capital and the amounts of residual goodwill and other intangibles are not yet finalized. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill recorded due to these acquisitions is attributable to the assembled workforces of the acquired companies and expected synergies. The Company expects to deduct $38.0 million and $80.1 million of goodwill for income tax purposes for the acquisitions completed in 2022 and 2021, respectively.
The acquired companies were consolidated into the Company’s financial statements starting on their respective acquisition dates. The Company’s Condensed Consolidated Statements of Operations for the third quarter of 2022 include aggregate revenues and operating income for the companies acquired in 2022 of $73.2 million and $2.4 million, respectively. The Company’s Condensed Consolidated Statements of Operations include aggregate revenues and operating income of $74.7 million and $2.2 million, respectively, for the first nine months of 2022. The following unaudited pro forma financial information presents the Company’s results as if the current year acquisitions had occurred at the beginning of 2021. The unaudited pro forma information also includes the 2021 acquisitions as if they occurred at the beginning of 2020:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2022	2021	2022	2021
Operating revenues	$1,012,438	$948,465	$3,026,240	$2,830,653
Net income	34,827	49,563	74,491	283,499
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
3. INVESTMENTS
Money Market Investments. As of September 30, 2022, the Company had money market investments of $5.3 million that are classified as cash and cash equivalents in the Company’s Condensed Consolidated Balance Sheets. The Company had no money market investments as of December 31, 2021.
Investments in Marketable Equity Securities. Investments in marketable equity securities consist of the following:

	As of
	September 30, 2022	December 31, 2021
(in thousands)
Total cost	$273,047	$273,201
Gross unrealized gains	336,830	537,915
Gross unrealized losses	(12,421)	(1,119)
Total Fair Value	$597,456	$809,997
At September 30, 2022 and December 31, 2021, the Company owned 55,430 and 44,430 shares in Markel Corporation (Markel) valued at $60.1 million and $54.8 million, respectively. The Co-Chief Executive Officer of Markel, Mr. Thomas S. Gayner, is a member of the Company’s Board of Directors. As of September 30, 2022, there was no marketable equity security holding that exceeded 5% of the Company’s total assets.
The Company purchased $35.1 million of marketable equity securities during the first nine months of 2022. The Company purchased $48.0 million of marketable equity securities during the first nine months of 2021.
During the first nine months of 2022, the gross cumulative realized gains from the sales of marketable equity securities were $39.5 million. The total proceeds from such sales were $74.2 million. During the first nine months of 2021, the gross cumulative realized gains from the sales of marketable equity securities were $27.7 million. The total proceeds from such sales were $38.3 million.
The net (loss) gain on marketable equity securities comprised the following:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2022	2021	2022	2021
(Loss) gain on marketable equity securities, net	$(54,250)	$14,069	$(172,878)	$176,981
Less: Net losses (gains) in earnings from marketable equity securities sold and donated	137	411	10,742	(7,750)
Net unrealized (losses) gains in earnings from marketable equity securities still held at the end of the period	$(54,113)	$14,480	$(162,136)	$169,231

Investments in Affiliates. As of September 30, 2022, the Company held an approximate 12% interest in Intersection Holdings, LLC (Intersection), and accounts for its investment under the equity method. The Company holds two of the ten seats of Intersection’s governing board, which allows the Company to exercise significant influence over Intersection. As of September 30, 2022, the Company also held investments in several other affiliates; GHG held a 40% interest in Residential Home Health Illinois, a 40% interest in Residential Hospice Illinois, a 40% interest in the joint venture formed between GHG and a Michigan hospital, and a 40% interest in the joint venture formed between GHG and Allegheny Health Network (AHN). During the first quarter of 2022, GHG invested an additional $18.5 million in the Residential Home Health Illinois and Residential Hospice Illinois affiliates to fund their acquisition of certain home health and hospice assets of the NorthShore University HealthSystem. The transaction diluted GHG’s interest in Residential Hospice Illinois resulting in a $0.6 million gain on the sale of investment in affiliate (see Note 12). For the three and nine months ended September 30, 2022, the Company recorded $3.5 million and $10.5 million, respectively, in revenue for services provided to the affiliates of GHG. For the three and nine months ended September 30, 2021, the Company recorded $2.8 million and $8.0 million, respectively, in revenue for services provided to the affiliates of GHG.
The Company had $54.5 million and $52.5 million in its investment account that represents cumulative undistributed income in its investments in affiliates as of September 30, 2022 and December 31, 2021, respectively.
In the third quarter of 2021, the Company recorded an impairment charge of $6.6 million on one of its investments in affiliates as a result of the challenging economic environment for this business following an announcement by the Chinese government to reform the education sector for private education companies.
Additionally, Kaplan International Holdings Limited (KIHL) held a 45% interest in a joint venture formed with University of York. KIHL loaned the joint venture £22 million, which loan is repayable over 25 years at an interest rate of 7% and guaranteed by the University of York. The outstanding balance on this loan was £20.4 million as of September 30, 2022. The loan is repayable by December 2041.
Cost Method Investments. The Company held investments without readily determinable fair values in a number of equity securities that are accounted for as cost method investments, which are recorded at cost, less impairment, and adjusted for observable price changes for identical or similar investments of the same issuer. The carrying value of these investments was $54.9 million and $48.9 million as of September 30, 2022 and December 31, 2021, respectively. During the three and nine months ended September 30, 2022, the Company recorded gains of $0.6 million to those equity securities based on observable transactions. During the first nine months of 2021, the Company recorded gains of $10.5 million to those equity securities based on observable transactions.
4. ACCOUNTS RECEIVABLE, ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts receivable consist of the following:

	As of
	September 30, 2022	December 31, 2021
(in thousands)
Receivables from contracts with customers, less estimated credit losses of $20,930 and $21,836	$509,527	$589,582
Other receivables	28,034	17,889
	$537,561	$607,471
Credit loss expense was $0.6 million and $1.7 million for the three months ended September 30, 2022 and 2021, respectively. Credit loss expense was $2.8 million and $4.2 million for the nine months ended September 30, 2022 and 2021, respectively.
Accounts payable and accrued liabilities consist of the following:

	As of
	September 30, 2022	December 31, 2021
(in thousands)
Accounts payable	$118,061	$126,985
Accrued compensation and related benefits	151,865	179,307
Other accrued liabilities	286,720	277,337
	$556,646	$583,629
Cash overdrafts of $9.9 million and $5.5 million are included in accounts payable as of September 30, 2022 and December 31, 2021, respectively.

5. INVENTORIES, CONTRACTS IN PROGRESS AND VEHICLE FLOOR PLAN PAYABLE
Inventories and contracts in progress consist of the following:

	As of
	September 30, 2022	December 31, 2021
(in thousands)
Raw materials	$68,728	$54,944
Work-in-process	14,973	11,506
Finished goods	124,816	72,796
Contracts in progress	1,287	2,225
	$209,804	$141,471
The Company finances new, used and service loaner vehicle inventory through standardized floor plan facilities with Truist Bank (Truist floor plan facility) and Ford Motor Credit Company (Ford floor plan facility). The Truist floor plan facility bears interest at variable rates that are based on Secured Overnight Financing Rate (SOFR) plus 1.19% per annum. On July 5, 2022, the Company entered into an amended agreement with Truist to increase the capacity under the Truist floor plan facility to $80.0 million. The Ford floor plan facility bears interest at variable interest rates that are based on the prime rate, with a floor of 3.5%, plus 1.5% per annum. The weighted average interest rate for the floor plan facilities was 3.5% and 0.9% for the three months ended September 30, 2022 and 2021, respectively. The weighted average interest rate for the floor plan facilities was 2.6% and 1.1% for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, the aggregate capacity under the floor plan facilities was $100.9 million, of which $55.0 million had been utilized, and is included in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheet. Changes in the vehicle floor plan payable are reported as cash flows from financing activities in the Condensed Consolidated Statements of Cash Flows.
The floor plan facilities are collateralized by vehicle inventory and other assets of the relevant dealership subsidiary, and contains a number of covenants, including, among others, covenants restricting the dealership subsidiary with respect to the creation of liens and changes in ownership, officers and key management personnel. The Company was in compliance with all of these restrictive covenants as of September 30, 2022.
The floor plan interest expense related to the vehicle floor plan arrangements is offset by amounts received from manufacturers in the form of floor plan assistance capitalized in inventory and recorded against cost of goods sold in the Condensed Consolidated Statements of Operations when the associated inventory is sold. For the three months ended September 30, 2022 and 2021, the Company recognized a reduction in cost of goods sold of $1.4 million and $0.7 million, respectively, related to manufacturer floor plan assistance. For the nine months ended September 30, 2022 and 2021, the Company recognized a reduction in cost of goods sold of $3.4 million and $2.1 million, respectively, related to manufacturer floor plan assistance.
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
Amortization of intangible assets for the three months ended September 30, 2022 and 2021, was $14.6 million and $16.0 million, respectively. Amortization of intangible assets for the nine months ended September 30, 2022 and 2021, was $44.4 million and $43.8 million, respectively. Amortization of intangible assets is estimated to be approximately $15 million for the remainder of 2022, $51 million in 2023, $39 million in 2024, $31 million in 2025, $26 million in 2026 and $40 million thereafter.

The changes in the carrying amount of goodwill, by segment, were as follows:

(in thousands)	Education	Television Broadcasting	Manufacturing	Healthcare	Automotive	Other Businesses	Total
Balance as of December 31, 2021
Goodwill	$1,186,236	$190,815	$234,993	$118,329	$45,826	$253,399	$2,029,598
Accumulated impairment losses	(331,151)	—	(34,302)	—	—	(14,563)	(380,016)
	855,085	190,815	200,691	118,329	45,826	238,836	1,649,582
Measurement period adjustments	1,081	—	—	249	—	(2,183)	(853)
Acquisitions	—	—	—	18,031	38,871	—	56,902
Foreign currency exchange rate changes	(74,191)	—	—	—	—	—	(74,191)
Balance as of September 30, 2022
Goodwill	1,113,126	190,815	234,993	136,609	84,697	251,216	2,011,456
Accumulated impairment losses	(331,151)	—	(34,302)	—	—	(14,563)	(380,016)
	$781,975	$190,815	$200,691	$136,609	$84,697	$236,653	$1,631,440
The changes in carrying amount of goodwill at the Company’s education division were as follows:

(in thousands)	Kaplan International	Higher Education	Supplemental Education	Total
Balance as of December 31, 2021
Goodwill	$621,268	$174,564	$390,404	$1,186,236
Accumulated impairment losses	—	(111,324)	(219,827)	(331,151)
	621,268	63,240	170,577	855,085
Measurement period adjustments	—	—	1,081	1,081
Foreign currency exchange rate changes	(74,068)	—	(123)	(74,191)
Balance as of September 30, 2022
Goodwill	547,200	174,564	391,362	1,113,126
Accumulated impairment losses	—	(111,324)	(219,827)	(331,151)
	$547,200	$63,240	$171,535	$781,975
Other intangible assets consist of the following:

		As of September 30, 2022			As of December 31, 2021
(in thousands)	Useful Life Range	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Student and customer relationships	2–10 years	$296,743	$223,485	$73,258	$300,027	$206,714	$93,313
Trade names and trademarks	2–15 years	157,303	78,189	79,114	158,365	68,113	90,252
Databases and technology	3–6 years	35,848	30,454	5,394	36,585	26,464	10,121
Network affiliation agreements	10 years	17,400	9,933	7,467	17,400	8,628	8,772
Noncompete agreements	2–5 years	1,000	994	6	1,000	991	9
Other	1–8 years	69,450	32,429	37,021	68,500	23,847	44,653
		$577,744	$375,484	$202,260	$581,877	$334,757	$247,120
Indefinite-Lived Intangible Assets
Trade names and trademarks		$77,887			$86,972
Franchise agreements		85,858			44,058
FCC licenses		11,000			11,000
Licensure and accreditation		150			150
Other		20			—
		$174,915			$142,180

7. DEBT
The Company’s borrowings consist of the following:

				As of
(in thousands)	Maturities	Stated Interest Rate	Effective Interest Rate	September 30, 2022	December 31, 2021
Unsecured notes (1)	2026	5.75%	5.75%	$397,367	$396,830
Revolving credit facility	2027	1.61% - 6.63%	2.55%	180,662	209,643
Truist Bank commercial note (2)	2031	1.85% - 4.13%	2.73%	23,767	24,504
Truist Bank commercial note	2032	2.10% - 4.56%	3.04%	69,542	22,500
Truist Bank commercial note (3)	2032	3.49% - 4.31%	4.06%	26,886	—
Pinnacle Bank term loan	2024	4.15%	4.19%	8,715	9,558
Other indebtedness	2025 - 2030	0.00% - 16.00%		3,397	4,466
Total Debt				710,336	667,501
Less: current portion				(141,802)	(141,749)
Total Long-Term Debt				$568,534	$525,752
____________
(1)     The carrying value is net of $2.6 million and $3.2 million of unamortized debt issuance costs as of September 30, 2022 and December 31, 2021, respectively.
(2)     The carrying value is net of $0.1 million of unamortized debt issuance costs as of September 30, 2022 and December 31, 2021.
(3)     The carrying value is net of $0.1 million of unamortized debt issuance costs as of September 30, 2022.
At September 30, 2022 and December 31, 2021, the fair value of the Company’s 5.75% unsecured notes, based on quoted market prices (Level 2 fair value assessment), totaled $389.0 million and $417.5 million, respectively.
On May 3, 2022, the Company amended the revolving credit facility to, among other things, (i) extend the maturity of the facility to May 30, 2027, (ii) eliminate borrowings under separate U.S. Dollar and multicurrency tranches, (iii) update certain interest rate benchmarks including replacing USD London Interbank Offered Rate (LIBOR) with SOFR for borrowings denominated in U.S. dollars, (iv) incorporate a sub-facility for the issuance of letters of credit, and (v) allow for applicable margin for borrowings to be determined and adjusted quarterly based on the Company’s Total Net Leverage Ratio. The outstanding balance on the Company’s $300 million unsecured revolving credit facility was $180.7 million as of September 30, 2022, consisting of U.S. dollar borrowings of $126 million with interest payable at SOFR plus 1.375% or prime rate plus 0.375%, and British Pound (GBP) borrowings of £50 million with interest payable at Daily Sterling Overnight Index Average (SONIA) plus 1.375%.
On July 5, 2022, the Company’s automotive subsidiary amended its commercial note, dated December 28, 2021, with Truist Bank to, among other things, increase the aggregate loan amount to $71.6 million. The amended commercial note is payable over a 10-year period in monthly installments of $1.0 million, plus accrued and unpaid interest, for the first 24 months and $0.5 million, plus accrued and unpaid interest, for the remaining 96 months due on the first day of each month, with a final payment of the outstanding principal balance due on July 1, 2032. The amended commercial note bears interest at variable rates based on SOFR plus 2.05% per annum. The commercial note contains terms and conditions, including remedies in the event of a default by the automotive subsidiary.
On July 5, 2022, the Company’s automotive subsidiary entered into three additional commercial notes with Truist Bank in an aggregate amount of $27.2 million. The commercial notes are each payable over a 10-year period in aggregate monthly installments of $0.1 million, plus accrued and unpaid interest, due on the first day of each month, with a final payment of the outstanding principal balances due on July 1, 2032. The commercial notes each bear interest at variable rates based on SOFR plus 1.8% per annum. The commercial notes contain terms and conditions, including remedies in the event of a default by the automotive subsidiary. On the same date, the Company’s automotive subsidiary entered into three interest rate swap agreements with a total notional value of $27.2 million and a maturity date of July 1, 2032. The interest rate swap agreements will pay the automotive subsidiary interest on the $27.2 million notional amount based on SOFR plus 1.8% per annum and the automotive subsidiary will pay the counterparty a fixed rate of 4.861% per annum. The new interest rate swap agreements were entered into to convert the variable rate borrowings under these commercial notes into fixed rate borrowings. Based on the terms of the new interest rate swap agreements and the underlying borrowings, the new interest rate swaps were determined to be effective and thus qualify as cash flow hedges.
The fair value of the Company’s other debt, which is based on Level 2 inputs, approximates its carrying value as of September 30, 2022 and December 31, 2021. The Company is in compliance with all financial covenants of the revolving credit facility, commercial notes, and Pinnacle Bank term loan as of September 30, 2022.
During the three months ended September 30, 2022 and 2021, the Company had average borrowings outstanding of approximately $714.1 million and $545.9 million, respectively, at average annual interest rates of approximately

4.9% and 4.8%, respectively. During the three months ended September 30, 2022 and 2021, the Company incurred net interest expense of $10.8 million and $9.4 million, respectively.
During the nine months ended September 30, 2022 and 2021, the Company had average borrowings outstanding of approximately $676.5 million and $531.3 million, respectively, at average annual interest rates of approximately 4.6% and 4.9%, respectively. During the nine months ended September 30, 2022 and 2021, the Company incurred net interest expense of $36.8 million and $22.5 million, respectively.
During the three and nine months ended September 30, 2022, the Company recorded interest expense of $1.4 million and $12.8 million, respectively, to adjust the fair value of the mandatorily redeemable noncontrolling interest. During the three and nine months ended September 30, 2021, the Company recorded net interest expense of $2.6 million and $2.7 million, respectively, to adjust the fair value of the mandatorily redeemable noncontrolling interest. The fair value of the mandatorily redeemable noncontrolling interest was based on the fair value of the underlying subsidiaries owned by GHC One and GHC Two, after taking into account any debt and other noncontrolling interests of its subsidiary investments. The fair value of the owned subsidiaries is determined by reference to either a discounted cash flow or EBITDA multiple, which approximates fair value (Level 3 fair value assessment).

8. FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	As of September 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market investments (1)	$—	$5,306	$—	$5,306
Marketable equity securities (2)	597,456	—	—	597,456
Other current investments (3)	9,294	4,006	—	13,300
Interest rate swaps (4)	—	2,781	—	2,781
Total Financial Assets	$606,750	$12,093	$—	$618,843
Liabilities
Contingent consideration liabilities (5)	$—	$—	$9,631	$9,631
Mandatorily redeemable noncontrolling interest (6)	—	—	27,142	27,142
Total Financial Liabilities	$—	$—	$36,773	$36,773

	As of December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities (2)	$809,997	$—	$—	$809,997
Other current investments (3)	7,230	7,218	—	14,448
Total Financial Assets	$817,227	$7,218	$—	$824,445
Liabilities
Contingent consideration liabilities (5)	$—	$—	$14,881	$14,881
Interest rate swap (7)	—	2,049	—	2,049
Foreign exchange swap (8)	—	484	—	484
Mandatorily redeemable noncontrolling interest (6)	—	—	13,661	13,661
Total Financial Liabilities	$—	$2,533	$28,542	$31,075
____________

(1)	The Company’s money market investments are included in cash and cash equivalents and the value considers the liquidity of the counterparty.
(2)
The Company’s investments in marketable equity securities are held in common shares of U.S. corporations that are actively traded on U.S. stock exchanges. Price quotes for these shares are readily available.

(3)	Includes U.S. Government Securities, corporate bonds, mutual funds and time deposits. These investments are valued using a market approach based on the quoted market prices of the security or inputs that include quoted market prices for similar instruments and are classified as either Level 1 or Level 2 in the fair value hierarchy.
(4)	Included in Deferred Charges and Other Assets. The Company utilized a market approach model using the notional amount of the interest rate swap multiplied by the observable inputs of time to maturity and market interest rates.
(5)	Included in Accounts payable and accrued liabilities and Other Liabilities. The Company determined the fair value of the contingent consideration liabilities using either a Monte Carlo simulation, Black-Scholes model, or probability-weighted analysis depending on the type of target included in the contingent consideration requirements (revenue, EBITDA, client retention). All analyses included estimated financial projections for the acquired businesses and acquisition-specific discount rates.
(6)	The fair value of the mandatorily redeemable noncontrolling interest is based on the fair value of the underlying subsidiaries owned by GHC One and GHC Two, after taking into account any debt and other noncontrolling interests of its subsidiary investments. The fair value of the owned subsidiaries is determined using enterprise value analyses which include an equal weighing between guideline public company and discounted cash flow analyses.
(7)	Included in Other Liabilities. The Company utilized a market approach model using the notional amount of the interest rate swaps multiplied by the observable inputs of time to maturity and market interest rates.
(8)	Included in Accounts payable and accrued liabilities, and valued based on a valuation model that calculates the differential between the contract price and the market-based forward rate.

The following tables provide a reconciliation of changes in the Company’s financial liabilities measured at fair value on a recurring basis, using Level 3 inputs:

(in thousands)	Contingent consideration liabilities	Mandatorily redeemable noncontrolling interest
As of December 31, 2021	$14,881	$13,661
Acquisition of business	397	—
Changes in fair value (1)	(5,036)	12,799
Capital contributions	—	922
Accretion of value included in net income (1)	1,139	—
Settlements or distributions	(1,750)	(240)
As of September 30, 2022	$9,631	$27,142

(in thousands)	Contingent consideration liabilities	Mandatorily redeemable noncontrolling interest
As of December 31, 2020	$37,174	$9,240
Changes in fair value (1)	(5,482)	2,703
Capital contributions	—	50
Accretion of value included in net income (1)	1,157	—
Settlements or distributions	(19,942)	(72)
Foreign currency exchange rate changes	(12)	—
As of September 30, 2021	$12,895	$11,921
____________

(1)	Changes in fair value and accretion of value of contingent consideration liabilities are included in Selling, general and administrative expenses and the changes in fair value of mandatorily redeemable noncontrolling interest is included in Interest expense in the Company’s Condensed Consolidated Statements of Operations.
During the three and nine months ended September 30, 2021, the Company recorded goodwill and other long-lived asset impairment charges of $26.8 million and $31.6 million, respectively. The remeasurement of goodwill and other long-lived assets is classified as a Level 3 fair value assessment due to the significance of unobservable inputs developed in the determination of the fair value. The Company used a discounted cash flow model to determine the estimated fair value of the reporting unit and other long-lived assets. A market value approach was also utilized to supplement the discounted cash flow model. The Company made estimates and assumptions regarding future cash flows, discount rates, market values, and long-term growth rates.
During the three and nine months ended September 30, 2022, the Company recorded gains of $0.6 million to equity securities that are accounted for as cost method investments based on observable transactions for identical or similar investments of the same issuer. During the nine months ended September 30, 2021, the Company recorded gains of $10.5 million to equity securities that are accounted for as cost method investments based on observable transactions for identical or similar investments of the same issuer.
During the third quarter of 2021, the Company recorded an impairment charge of $6.6 million on one of its investments in affiliates (see Note 3).
9. REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company generated 84% and 81% of its revenue from U.S. domestic sales for the three and nine months ended September 30, 2022. The remaining 16% and 19% of revenue was generated from non-U.S. sales for the three and nine months ended September 30, 2022. For the three and nine months ended September 30, 2021, 82% and 79% of revenue was from U.S. domestic sales and the remaining 18% and 21% of revenue was generated from non-U.S. sales.
For the three and nine months ended September 30, 2022, the Company recognized 55% and 58% of its revenue over time as control of the services and goods transferred to the customer, and the remaining 45% and 42% at a point in time, when the customer obtained control of the promised goods. For the three and nine months ended September 30, 2021, the Company recognized 66% and 67% of its revenue over time, and the remaining 34% and 33% at a point in time.
Contract Assets. As of September 30, 2022, the Company recognized a contract asset of $21.0 million related to a contract at a Kaplan International business, which is included in Deferred Charges and Other Assets. The Company expects to recognize an additional $282.1 million related to this contract within the next seven years. As of December 31, 2021, the contract asset was $17.7 million.

Deferred Revenue. The Company records deferred revenue when cash payments are received or due in advance of the Company’s performance, including amounts which are refundable. The following table presents the change in the Company’s deferred revenue balance:

	As of
	September 30, 2022	December 31, 2021%
(in thousands)			Change
Deferred revenue	$367,048	$363,065	1
In April 2020, GHG received $31.5 million under the expanded Medicare Accelerated and Advanced Payment Program modified by the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) as a result of COVID-19. The Department of Health and Human Services started to recoup this advance 365 days after the payment was issued. GHG recognized $0.5 million and $12.5 million of the balance in revenue for claims submitted for eligible services for the three and nine months ended September 30, 2022, respectively. The advance has been recouped in full as of September 30, 2022. For the three and nine months ended September 30, 2021, GHG recognized $6.6 million and $11.6 million of the balance in revenue for claims submitted for eligible services.
The majority of the change in the deferred revenue balance is related to the cyclical nature of services in the Kaplan international division. During the nine months ended September 30, 2022, the Company recognized $296.6 million related to the Company’s deferred revenue balance as of December 31, 2021.
Revenue allocated to remaining performance obligations represents deferred revenue amounts that will be recognized as revenue in future periods. As of September 30, 2022, the deferred revenue balance related to certain medical and nursing qualifications with an original contract length greater than twelve months at Kaplan Supplemental Education was $7.8 million. Kaplan Supplemental Education expects to recognize 66% of this revenue over the next twelve months and the remainder thereafter.
Costs to Obtain a Contract. The following table presents changes in the Company’s costs to obtain a contract asset:

(in thousands)	Balance at Beginning of Period	Costs associated with new contracts	Less: Costs amortized during the period	Other	Balance at End of Period
2022	$26,081	$30,046	$(38,407)	$(2,747)	$14,973
The majority of other activity was related to currency translation adjustments for the nine months ended September 30, 2022.

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
The following reflects the Company’s net income and share data used in the basic and diluted earnings per share computations using the two-class method:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands, except per share amounts)	2022	2021	2022	2021
Numerator:
Numerator for basic earnings per share:
Net income attributable to Graham Holdings Company common stockholders	$32,780	$39,586	$60,919	$267,394
Less: Dividends-common stock outstanding and unvested restricted shares	(7,575)	(7,496)	(30,728)	(30,155)
Undistributed earnings	25,205	32,090	30,191	237,239
Percent allocated to common stockholders	99.41%	99.32%	99.41%	99.32%
	25,058	31,872	30,015	235,633
Add: Dividends-common stock outstanding	7,529	7,447	30,549	29,953
Numerator for basic earnings per share	$32,587	$39,319	$60,564	$265,586
Add: Additional undistributed earnings due to dilutive stock options	1	1	—	5
Numerator for diluted earnings per share	$32,588	$39,320	$60,564	$265,591
Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	4,808	4,961	4,841	4,966
Add: Effect of dilutive stock options	12	16	12	14
Denominator for diluted earnings per share	4,820	4,977	4,853	4,980
Graham Holdings Company Common Stockholders:
Basic earnings per share	$6.78	$7.93	$12.51	$53.49
Diluted earnings per share	$6.76	$7.90	$12.48	$53.33
____________
Earnings per share amounts may not recalculate due to rounding.
Diluted earnings per share excludes the following weighted average potential common shares, as the effect would be antidilutive, as computed under the treasury stock method:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2022	2021	2022	2021
Weighted average restricted stock	17	14	17	11
The diluted earnings per share amounts for the three and nine months ended September 30, 2022 and September 30, 2021 exclude the effects of 105,000 and 104,000 stock options and contingently issuable shares outstanding, respectively, as their inclusion would have been antidilutive due to a market condition.
In the three and nine months ended September 30, 2022, the Company declared regular dividends totaling $1.58 and $6.32 per common share, respectively. In the three and nine months ended September 30, 2021, the Company declared regular dividends totaling $1.51 and $6.04 per common share, respectively.

11. PENSION AND POSTRETIREMENT PLANS
Defined Benefit Plans. The total benefit arising from the Company’s defined benefit pension plans consists of the following components:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2022	2021	2022	2021
Service cost	$5,557	$5,775	$16,581	$17,254
Interest cost	7,612	6,754	22,893	20,162
Expected return on assets	(41,779)	(34,800)	(125,705)	(103,078)
Amortization of prior service cost	708	711	2,126	2,134
Recognized actuarial gain	(17,538)	(1,671)	(52,306)	(6,234)
Net Periodic Benefit	(45,440)	(23,231)	(136,411)	(69,762)
Special separation benefit expense	—	—	—	1,118
Total Benefit	$(45,440)	$(23,231)	$(136,411)	$(68,644)
In the second quarter of 2021, the Company recorded $1.1 million in expenses related to a Separation Incentive Program for certain Dekko employees, which was funded from the assets of the Company’s pension plan.
The total cost arising from the Company’s Supplemental Executive Retirement Plan (SERP) consists of the following components:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2022	2021	2022	2021
Service cost	$227	$256	$683	$767
Interest cost	823	736	2,467	2,207
Amortization of prior service cost	9	83	27	248
Recognized actuarial loss	166	1,482	499	4,447
Net Periodic Cost	$1,225	$2,557	$3,676	$7,669
Defined Benefit Plan Assets. The Company’s defined benefit pension obligations are funded by a portfolio made up of private investment funds, a U.S. stock index fund, and a relatively small number of stocks and high-quality fixed-income securities that are held by a third-party trustee. The assets of the Company’s pension plans were allocated as follows:

	As of
	September 30, 2022	December 31, 2021

U.S. equities	61%	61%
Private investment funds	17%	17%
U.S. stock index fund	8%	9%
International equities	9%	9%
U.S. fixed income	5%	4%
	100%	100%
The Company manages approximately 42% of the pension assets internally, of which the majority is invested in private investment funds with the remaining investments in Berkshire Hathaway stock, a U.S. stock index fund, and short-term fixed-income securities. The remaining 58% of plan assets are managed by two investment companies. The goal of the investment managers is to produce moderate long-term growth in the value of these assets, while protecting them against large decreases in value. Both investment managers may invest in a combination of equity and fixed-income securities and cash. The managers are not permitted to invest in securities of the Company or in alternative investments. One investment manager cannot invest more than 15% of the assets at the time of purchase in the stock of Alphabet and Berkshire Hathaway, and no more than 30% of the assets it manages in specified international exchanges at the time the investment is made. The other investment manager cannot invest more than 20% of the assets at the time of purchase in the stock of Berkshire Hathaway, and no more than 15% of the assets it manages in specified international exchanges at the time the investment is made, and no less than 10% of the assets could be invested in fixed-income securities. Excluding the exceptions noted above, the investment managers cannot invest more than 10% of the assets in the securities of any other single issuer, except for obligations of the U.S. Government, without receiving prior approval from the Plan administrator.
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
The Company evaluated its defined benefit pension plan asset portfolio for the existence of significant concentrations (defined as greater than 10% of plan assets) of credit risk as of September 30, 2022. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country and individual fund. At September 30, 2022, the pension plan held investments in one common stock and one private investment fund that exceeded 10% of total plan assets, valued at $783.6 million, or approximately 33% of total plan assets. At December 31, 2021, the pension plan held investments in one common stock and one private investment fund that exceeded 10% of total plan assets, valued at $998.8 million, or approximately 29% of total plan assets.
Other Postretirement Plans. The total benefit arising from the Company’s other postretirement plans consists of the following components:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2022	2021	2022	2021
Interest cost	$24	$23	$73	$69
Amortization of prior service credit	(1)	(1)	(5)	(5)
Recognized actuarial gain	(711)	(877)	(2,132)	(2,632)
Net Periodic Benefit	$(688)	$(855)	$(2,064)	$(2,568)
12. OTHER NON-OPERATING INCOME
A summary of non-operating income is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2022	2021	2022	2021
Gain on sale of businesses	$1,376	$1,303	$3,074	$2,749
Foreign currency (loss) gain, net	(448)	(6)	(1,973)	674
Gain on sale of cost method investments	8	—	1,032	6,793
Gain on sale of investment in affiliate	—	—	604	—
Gain on cost method investments	560	—	560	10,506
Other gain, net	862	3,921	3,113	6,938
Total Other Non-Operating Income	$2,358	$5,218	$6,410	$27,660
The gains on cost method investments result from observable price changes in the fair value of the underlying equity securities accounted for under the cost method (see Notes 3 and 8).
During the three and nine months ended September 30, 2022, the Company recorded contingent consideration gains of $1.4 million and $3.1 million, respectively, related to the disposition of Kaplan University (KU) in 2018. During the three and nine months ended September 30, 2021, the Company recorded contingent consideration gains of $1.3 million and $2.8 million, respectively.

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The other comprehensive loss consists of the following components:

	Three Months Ended September 30
	2022			2021
	Before-Tax	Income	After-Tax	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(44,260)	$—	$(44,260)	$(16,033)	$—	$(16,033)
Pension and other postretirement plans:
Amortization of net prior service cost included in net income	716	(185)	531	793	(188)	605
Amortization of net actuarial gain included in net income	(18,083)	4,661	(13,422)	(1,066)	238	(828)
	(17,367)	4,476	(12,891)	(273)	50	(223)
Cash flow hedges:
Gains for the period	2,202	(506)	1,696	169	(39)	130
Other Comprehensive Loss	$(59,425)	$3,970	$(55,455)	$(16,137)	$11	$(16,126)

	Nine Months Ended September 30
	2022			2021
	Before-Tax	Income	After-Tax	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(86,926)	$—	$(86,926)	$(15,352)	$—	$(15,352)
Pension and other postretirement plans:
Amortization of net prior service cost included in net income	2,148	(554)	1,594	2,377	(615)	1,762
Amortization of net actuarial gain included in net income	(53,939)	13,902	(40,037)	(4,419)	1,143	(3,276)
	(51,791)	13,348	(38,443)	(2,042)	528	(1,514)
Cash flow hedges:
Gains for the period	4,935	(1,135)	3,800	803	(186)	617
Other Comprehensive Loss	$(133,782)	$12,213	$(121,569)	$(16,591)	$342	$(16,249)
The accumulated balances related to each component of other comprehensive income (loss) are as follows:

(in thousands, net of taxes)	Cumulative Foreign Currency Translation Adjustment	Unrealized Gain on Pensions and Other Postretirement Plans	Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance as of December 31, 2021	$(6,298)	$979,157	$(1,471)	$971,388
Other comprehensive (loss) income before reclassifications	(86,926)	—	3,342	(83,584)
Net amount reclassified from accumulated other comprehensive income (loss)	—	(38,443)	458	(37,985)
Other comprehensive (loss) income, net of tax	(86,926)	(38,443)	3,800	(121,569)
Balance as of September 30, 2022	$(93,224)	$940,714	$2,329	$849,819

The amounts and line items of reclassifications out of Accumulated Other Comprehensive Income (Loss) are as follows:

	Three Months Ended September 30		Nine Months Ended September 30		Affected Line Item in the Condensed Consolidated Statements of Operations

(in thousands)	2022	2021	2022	2021
Pension and Other Postretirement Plans:
Amortization of net prior service cost	$716	$793	$2,148	$2,377	(1)
Amortization of net actuarial gain	(18,083)	(1,066)	(53,939)	(4,419)	(1)
	(17,367)	(273)	(51,791)	(2,042)	Before tax
	4,476	50	13,348	528	Provision for (Benefit from) Income Taxes
	(12,891)	(223)	(38,443)	(1,514)	Net of Tax
Cash Flow Hedges	123	149	458	456	Interest expense
Total reclassification for the period	$(12,768)	$(74)	$(37,985)	$(1,058)	Net of Tax
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
On June 22, 2022, the ED filed a joint motion for approval of a settlement agreement in Sweet, et al. vs. Cardona, a case pending in the United States District Court for the Northern District of California. Kaplan is not a party to this case. This case was brought in 2019 by a purported class of borrowers demanding that the ED adjudicate all pending borrower defense claims. The settlement proposes that the ED will discharge the loans for students who borrowed to attend any school on a specified list. The list includes approximately 150 schools, including Bauder College, Mount Washington College, Kaplan Career Institute and Kaplan College, as well as Purdue University Global (encompassing the former Kaplan University). This proposed settlement would cover all claims to which Kaplan has previously responded to the ED and may also include new claims for which Kaplan has not received any information or which may still be filed prior to any final approval of the settlement by the court. ED has clarified that while attendance at one of the listed schools justifies presumptive relief for the borrowers, inclusion on the list is not a finding of misconduct by the school and does not provide an evidentiary basis upon which ED could rely to take action against any of the schools. In its July 25, 2022 filing, the ED stated that the proposed settlement in Sweet “creates no independent basis for action against the schools” and “any concrete consequences on the schools – financial or otherwise—could be imposed only after the ED initiates a separate, future proceeding...” The proposed settlement agreement will not be effective unless and until it achieves final court approval. In the event the settlement is approved, the ED will likely be required to separately fully adjudicate the borrowers’ claims under the borrower defense rules process if it wishes to ultimately apply liability to institutions and seek recoupment of discharged amounts.
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
On October 31, 2022, the ED released the final Borrower Defense to Repayment rule with an effective date of July 1, 2023. Compared to the previous rule, this new rule in part, expands actions that can give rise to claims for discharge; provides that the borrower’s claim will be presumed true if the institution does not provide any responsive evidence; provides an easier process for group claims; and relies on current program review penalty hearing processes for discharge recoupment. Under the rule, the recoupment process applies only to loans first disbursed after July 1, 2023; however, the discharge process and standards apply to any pending application regardless of loan date.
On October 27, 2022, the ED released a final rule that among other things, changes the Title IV definition of “Nonprofit” institution to generally exclude from that definition any institution that is an obligor on a debt owed to a former owner of the institution or that maintains a revenue-based service agreement with a former owner of the institution. The final rule has an effective date of July 1, 2023 and could subject Purdue Global to additional regulatory requirements.
In August 2018, Purdue University Global received an updated Provisional Program Participation Agreement (PPPA) from the ED which is necessary for continued participation in the federal Title IV programs after the change in ownership from Kaplan to Purdue. The PPPA expired on June 30, 2021 but was extended to June 30, 2022. In August 2022, Purdue University Global received an extended PPPA that is effective through June 30, 2024. Under the extended PPPA, among other restrictions, Purdue University Global must also report information related to known open investigations and student complaints on a quarterly basis to the ED.
In June 2021, the Committee for Private Education (CPE) in Singapore instructed Kaplan Singapore to cease new enrollments for three marketing diploma programs on both a full and part-time basis due to noncompliance with minimum entry level requirements for admission and to teach out existing students in these programs. On August 23, 2021, the CPE issued the same instructions with respect to the Kaplan Foundation diploma and four information technology diploma programs on both a full and part-time basis. In November 2021, the CPE issued the same instructions with respect to a further 23 full-time or part-time diploma programs. Post regulatory action, Kaplan Singapore was still able to offer 449 programs that remained registered with the CPE, out of which there were 16 diplomas, 361 bachelors and the balance of which were certificate and postgraduate courses. In April 2022, Kaplan Singapore applied for re-registration for certain of the diploma programs and in July 2022 received approval from the CPE. In May 2022, CPE also renewed Kaplan Singapore’s registrations as a private education institution for a four year period expiring in 2026. In October 2022, Kaplan Singapore received approval from the CPE to re-register certain additional full-time and part-time programs. While the regulatory actions by the CPE in 2021 will have a significant adverse impact on Kaplan Singapore’s revenues, operating results and cash flows in the future, the impact is expected to be mitigated as a result of the recently approved registrations of certain impacted programs.

15. BUSINESS SEGMENTS
The Company has seven reportable segments: Kaplan International, Kaplan Higher Education, Kaplan Supplemental Education, Television Broadcasting, Manufacturing, Healthcare and Automotive.

The following tables summarize the financial information related to each of the Company’s business segments:

	Three months ended		Nine months ended
	September 30		September 30
(in thousands)	2022	2021	2022	2021
Operating Revenues
Education	$355,064	$335,999	$1,066,089	$1,005,300
Television broadcasting	135,165	126,498	380,970	360,089
Manufacturing	122,964	99,766	365,966	356,849
Healthcare	87,176	55,445	230,816	160,184
Automotive	211,396	84,702	509,965	242,702
Other businesses	101,207	107,539	308,150	199,477
Corporate office	—	—	—	—
Intersegment elimination	(534)	(513)	(1,495)	(1,558)
	$1,012,438	$809,436	$2,860,461	$2,323,043
Income (Loss) from Operations before Amortization of Intangible Assets and Impairment of Goodwill and Other Long-Lived Assets
Education	$22,625	$13,869	$69,952	$57,238
Television broadcasting	53,691	41,911	135,991	113,212
Manufacturing	14,723	(6,942)	39,527	27,990
Healthcare	6,953	6,016	21,491	23,312
Automotive	11,050	4,506	25,493	8,815
Other businesses	(17,840)	(19,752)	(68,301)	(57,533)
Corporate office	(17,035)	(13,481)	(40,886)	(42,831)
	$74,167	$26,127	$183,267	$130,203
Amortization of Intangible Assets and Impairment of Long-Lived Assets
Education	$3,980	$3,955	$12,190	$15,240
Television broadcasting	1,360	1,361	4,080	4,081
Manufacturing	5,076	32,541	15,403	46,138
Healthcare	905	756	2,822	2,317
Automotive	—	—	—	—
Other businesses	3,314	4,121	9,941	7,599
Corporate office	—	—	—	—
	$14,635	$42,734	$44,436	$75,375
Income (Loss) from Operations
Education	$18,645	$9,914	$57,762	$41,998
Television broadcasting	52,331	40,550	131,911	109,131
Manufacturing	9,647	(39,483)	24,124	(18,148)
Healthcare	6,048	5,260	18,669	20,995
Automotive	11,050	4,506	25,493	8,815
Other businesses	(21,154)	(23,873)	(78,242)	(65,132)
Corporate office	(17,035)	(13,481)	(40,886)	(42,831)
	$59,532	$(16,607)	$138,831	$54,828
Equity in Earnings of Affiliates, Net	(1,111)	12,964	2,920	28,168
Interest Expense, Net	(10,776)	(9,422)	(36,755)	(22,457)
Non-Operating Pension and Postretirement Benefit Income, Net	50,687	27,561	152,063	81,564
(Loss) Gain on Marketable Equity Securities, Net	(54,250)	14,069	(172,878)	176,981
Other Income, Net	2,358	5,218	6,410	27,660
Income Before Income Taxes	$46,440	$33,783	$90,591	$346,744

	Three months ended		Nine months ended
	September 30		September 30
(in thousands)	2022	2021	2022	2021
Depreciation of Property, Plant and Equipment
Education	$8,360	$8,217	$25,396	$23,479
Television broadcasting	2,961	3,462	9,335	10,478
Manufacturing	2,358	2,402	7,109	7,346
Healthcare	590	322	1,455	970
Automotive	1,067	535	2,596	1,555
Other businesses	4,169	3,649	12,198	7,578
Corporate office	152	154	456	480
	$19,657	$18,741	$58,545	$51,886
Pension Service Cost
Education	$2,233	$2,339	$6,700	$7,020
Television broadcasting	884	901	2,666	2,692
Manufacturing	276	321	828	962
Healthcare	138	141	417	421
Automotive	6	—	17	—
Other businesses	552	458	1,549	1,314
Corporate office	1,468	1,615	4,404	4,845
	$5,557	$5,775	$16,581	$17,254
Asset information for the Company’s business segments is as follows:

	As of
(in thousands)	September 30, 2022	December 31, 2021
Identifiable Assets
Education	$1,847,201	$2,026,782
Television broadcasting	422,465	448,627
Manufacturing	494,335	486,304
Healthcare	245,276	194,823
Automotive	411,440	238,200
Other businesses	620,287	689,872
Corporate office	76,503	68,962
	$4,117,507	$4,153,570
Investments in Marketable Equity Securities	597,456	809,997
Investments in Affiliates	169,422	155,444
Prepaid Pension Cost	2,392,746	2,306,514
Total Assets	$7,277,131	$7,425,525

The Company’s education division comprises the following operating segments:

	Three Months Ended		Nine months ended
	September 30		September 30
(in thousands)	2022	2021	2022	2021
Operating Revenues
Kaplan international	$193,085	$168,143	$598,469	$521,314
Higher education	80,684	85,518	229,467	239,944
Supplemental education	79,566	80,489	233,416	238,055
Kaplan corporate and other	4,927	3,761	13,726	10,739
Intersegment elimination	(3,198)	(1,912)	(8,989)	(4,752)
	$355,064	$335,999	$1,066,089	$1,005,300
Income (Loss) From Operations before Amortization of Intangible Assets and Impairment of Long-Lived Assets
Kaplan international	$8,503	$(999)	$48,130	$23,285
Higher education	9,027	9,525	16,768	18,152
Supplemental education	9,471	11,769	17,671	33,079
Kaplan corporate and other	(4,579)	(6,426)	(12,783)	(17,375)
Intersegment elimination	203	—	166	97
	$22,625	$13,869	$69,952	$57,238
Amortization of Intangible Assets	$3,980	$3,888	$12,190	$11,967
Impairment of Long-Lived Assets	$—	$67	$—	$3,273
Income (Loss) from Operations
Kaplan international	$8,503	$(999)	$48,130	$23,285
Higher education	9,027	9,525	16,768	18,152
Supplemental education	9,471	11,769	17,671	33,079
Kaplan corporate and other	(8,559)	(10,381)	(24,973)	(32,615)
Intersegment elimination	203	—	166	97
	$18,645	$9,914	$57,762	$41,998
Depreciation of Property, Plant and Equipment
Kaplan international	$5,709	$5,516	$17,258	$15,603
Higher education	988	923	3,072	2,648
Supplemental education	1,570	1,658	4,787	4,904
Kaplan corporate and other	93	120	279	324
	$8,360	$8,217	$25,396	$23,479
Pension Service Cost
Kaplan international	$67	$73	$202	$221
Higher education	961	1,109	2,862	3,329
Supplemental education	1,029	954	3,106	2,861
Kaplan corporate and other	176	203	530	609
	$2,233	$2,339	$6,700	$7,020
Asset information for the Company’s education division is as follows:

	As of
(in thousands)	September 30, 2022	December 31, 2021
Identifiable Assets
Kaplan international	$1,336,856	$1,493,868
Higher education	177,042	187,789
Supplemental education	267,826	286,877
Kaplan corporate and other	65,477	58,248
	$1,847,201	$2,026,782

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.
This analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto.
Results of Operations
The Company reported net income attributable to common shares of $32.8 million ($6.76 per share) for the third quarter of 2022, compared to $39.6 million ($7.90 per share) for the third quarter of 2021.
Items included in the Company’s net income for the third quarter of 2022:
•$54.2 million in net losses on marketable equity securities (after-tax impact of $40.2 million, or $8.28 per share);
•$2.7 million in net losses of affiliates whose operations are not managed by the Company (after-tax impact of $2.0 million, or $0.42 per share);
•a net operating gain of $0.6 million from write-up of a cost method investment (after-tax impact of $0.4 million, or $0.09 per share); and
•$1.4 million in interest expense to adjust the fair value of the mandatorily redeemable noncontrolling interest (after-tax impact of $1.3 million, or $0.28 per share).
Items included in the Company’s net income for the third quarter of 2021:
•a $1.7 million net credit related to a fair value change in contingent consideration from a prior acquisition at Corporate ($0.34 per share);
•$26.8 million in goodwill and other long-lived asset impairment charges (after-tax impact of $22.4 million, or $4.46 per share);
•$14.1 million in net gains on marketable equity securities (after-tax impact of $10.3 million, or $2.05 per share);
•$16.7 million in net earnings of affiliates whose operations are not managed by the Company (after-tax impact of $12.2 million, or $2.43 per share);
•a net non-operating loss of $6.4 million from the write-down of an equity method investment (after-tax impact of $4.8 million, or $0.95 per share);
•$2.6 million in net interest expense to adjust the fair value of the mandatorily redeemable noncontrolling interest ($0.52 per share); and
•a $15.7 million deferred tax benefit arising from a change in the estimated deferred state income tax rate related to the Company’s pension and other postretirement plans ($3.14 per share).
Revenue for the third quarter of 2022 was $1,012.4 million, up 25% from $809.4 million in the third quarter of 2021. Revenues increased at education, television broadcasting, manufacturing, healthcare, and automotive, partially offset by a decline at other businesses. The Company reported operating income of $59.5 million for the third quarter of 2022, compared to an operating loss of $16.6 million for the third quarter of 2021. Operating results improved at all the Company’s divisions.
For the first nine months of 2022, the Company reported net income attributable to common shares of $60.9 million ($12.48 per share), compared to $267.4 million ($53.33 per share) for the first nine months of 2021.

Items included in the Company’s net income for the first nine months of 2022:
•a $3.2 million net credit related to a fair value change in contingent consideration from a prior acquisition at Corporate (after-tax impact of $3.1 million, or $0.64 per share);
•$172.9 million in net losses on marketable equity securities (after-tax impact of $127.9 million, or $26.19 per share);
•$2.8 million in net losses of affiliates whose operations are not managed by the Company (after-tax impact of $2.1 million, or $0.43 per share);
•Non-operating gain of $2.2 million from sales and write-up of cost and equity method investments (after-tax impact of $1.7 million, or $0.34 per share); and
•$12.8 million in interest expense to adjust the fair value of the mandatorily redeemable noncontrolling interest (after-tax impact of $12.3 million, or $2.51 per share).
Items included in the Company’s net income for the first nine months of 2021:
•a $3.9 million net credit related to a fair value change in contingent consideration from a prior acquisition at Corporate ($0.78 per share);
•$30.2 million in goodwill and long-lived asset impairment charges (after-tax impact of $24.9 million, or $4.97 per share);
•$1.1 million in expenses related to a non-operating Separation Incentive Program (SIP) at manufacturing (after-tax impact of $0.8 million, or $0.16 per share);
•$177.0 million in net gains on marketable equity securities (after-tax impact of $128.8 million, or $25.69 per share);
•$25.6 million in net earnings of affiliates whose operations are not managed by the Company (after-tax impact of $18.7 million, or $3.72 per share);
•a net non-operating gain of $10.8 million from the sale, write-up and write-down of cost and equity method investments (after-tax impact of $7.9 million, or $1.58 per share);
•$2.7 million in net interest expense to adjust the fair value of the mandatorily redeemable noncontrolling interest ($0.54 per share); and
•a $15.7 million deferred tax benefit arising from a change in the estimated deferred state income tax rate related to the Company’s pension and other postretirement plans ($3.14 per share).
Revenue for the first nine months of 2022 was $2,860.5 million, up 23% from $2,323.0 million in the first nine months of 2021. Revenues increased at all the Company’s divisions. The Company reported operating income of $138.8 million for the first nine months of 2022, compared to $54.8 million for the first nine months of 2021. Operating results increased at education, television broadcasting, manufacturing and automotive, offset by declines at healthcare and other businesses.
The COVID-19 pandemic and measures taken to prevent its spread significantly impacted the Company’s results for 2021 and, to a lesser extent, the first nine months of 2022, largely from reduced demand for the Company’s products and services. The Company cannot predict the severity or duration of the pandemic, the extent to which demand for the Company’s products and services will be adversely affected or the degree to which financial and operating results will be negatively impacted.
Division Results
Education
Education division revenue totaled $355.1 million for the third quarter of 2022, up 6% from $336.0 million for the same period of 2021. Kaplan reported operating income of $18.6 million for the third quarter of 2022, compared to $9.9 million for the third quarter of 2021.
For the first nine months of 2022, education division revenue totaled $1,066.1 million, up 6% from $1,005.3 million for the same period of 2021. Kaplan reported operating income of $57.8 million for the first nine months of 2022, compared to $42.0 million for the first nine months of 2021.

The COVID-19 pandemic adversely impacted Kaplan’s operating results during 2021 and, to a lesser extent, the first nine months of 2022. Kaplan serves a large number of students who travel to other countries to study a second language, prepare for licensure, or pursue a higher education degree. Government-imposed travel restrictions and school closures arising from COVID-19 had a negative impact on the ability of certain international students to travel and attend Kaplan’s programs, particularly at Kaplan International’s Language programs (Languages) in 2021.
A summary of Kaplan’s operating results is as follows:

	Three Months Ended			Nine Months Ended
	September 30			September 30
(in thousands)	2022	2021	% Change	2022	2021	% Change
Revenue
Kaplan international	$193,085	$168,143	15	$598,469	$521,314	15
Higher education	80,684	85,518	(6)	229,467	239,944	(4)
Supplemental education	79,566	80,489	(1)	233,416	238,055	(2)
Kaplan corporate and other	4,927	3,761	31	13,726	10,739	28
Intersegment elimination	(3,198)	(1,912)	—	(8,989)	(4,752)	—
	$355,064	$335,999	6	$1,066,089	$1,005,300	6
Operating Income (Loss)
Kaplan international	$8,503	$(999)	—	$48,130	$23,285	—
Higher education	9,027	9,525	(5)	16,768	18,152	(8)
Supplemental education	9,471	11,769	(20)	17,671	33,079	(47)
Kaplan corporate and other	(4,579)	(6,426)	29	(12,783)	(17,375)	26
Amortization of intangible assets	(3,980)	(3,888)	(2)	(12,190)	(11,967)	(2)
Impairment of long-lived assets	—	(67)	—	—	(3,273)	—
Intersegment elimination	203	—	—	166	97	—
	$18,645	$9,914	88	$57,762	$41,998	38
Kaplan International includes postsecondary education, professional training and language training businesses largely outside the United States. Kaplan International revenue increased 15% for the third quarter and first nine months of 2022 (26% and 23%, respectively, on a constant currency basis). The increase is due largely to growth at Languages, Pathways and UK Professional, partially offset by a decline at Singapore. Kaplan International reported operating income of $8.5 million in the third quarter of 2022, compared to an operating loss of $1.0 million in the third quarter of 2021. Operating income increased to $48.1 million in the first nine months of 2022, compared to $23.3 million in the first nine months of 2021. The improved results are due largely to a reduction in losses at Languages, and improved results at Pathways, partially offset by a decline at Singapore. Overall, Kaplan International’s operating results were negatively impacted by $5 million and $31 million in losses, respectively, incurred at Languages from COVID-19 disruptions for the third quarter and first nine months of 2021. The losses incurred at Languages for the first nine months of 2022 were substantially lower than the prior year, and Languages reported an operating profit in the third quarter of 2022.
Higher Education includes the results of Kaplan as a service provider to higher education institutions. In the third quarter and first nine months of 2022, Higher Education revenue declined 6% and 4%, respectively, due largely to lower costs incurred for reimbursement under the Purdue Global agreement. For the third quarter and first nine months of 2022 and 2021, Kaplan recorded a portion of the fee with Purdue Global based on an assessment of its collectability under the TOSA. Enrollments at Purdue Global for the first nine months of 2022 were approximately the same as the first nine months of 2021. The Company will continue to assess the collectability of the fee with Purdue Global on a quarterly basis to make a determination as to whether to record all or part of the fee in the future and whether to make adjustments to fee amounts recognized in earlier periods. Higher Education results declined in the third quarter and first nine months of 2022 due to increased investment costs incurred related to other university agreements, partially offset by an increase in the Purdue Global fee recorded.
As of September 30, 2022, Kaplan had a total outstanding accounts receivable balance of $88.9 million from Purdue Global related to amounts due for reimbursements for services, fees earned and a deferred fee. Included in this total, Kaplan has a $19.4 million long-term receivable balance due from Purdue Global at September 30, 2022, related to the advance of $20 million during the initial KU Transaction.
Supplemental Education includes Kaplan’s standardized test preparation programs and domestic professional and other continuing education businesses. In November 2021, Supplemental Education acquired two small businesses. Supplemental Education revenue declined 1% and 2% for the third quarter and first nine months of 2022, respectively, due largely to declines in retail comprehensive test preparation demand, offset in part by growth in demand for professional certifications. Overall, demand for graduate and pre-college test preparation programs has declined due to the strength of U.S. employment markets and the decline in test-takers. Operating results declined in the third quarter and first nine months of 2022 due to lower revenues and increased advertising and product development costs.

Kaplan corporate and other represents unallocated expenses of Kaplan, Inc.’s corporate office, other minor businesses and certain shared activities.
Television Broadcasting
A summary of television broadcasting’s operating results is as follows:

	Three Months Ended			Nine Months Ended
	September 30			September 30
(in thousands)	2022	2021	% Change	2022	2021	% Change
Revenue	$135,165	$126,498	7	$380,970	$360,089	6
Operating Income	52,331	40,550	29	131,911	109,131	21
Graham Media Group, Inc. owns seven television stations located in Houston, TX; Detroit, MI; Orlando, FL; San Antonio, TX; Jacksonville, FL; and Roanoke, VA, as well as SocialNewsDesk, a provider of social media management tools designed to connect newsrooms with their users. Revenue at the television broadcasting division increased 7% to $135.2 million in the third quarter of 2022, from $126.5 million in the same period of 2021. The revenue increase is due primarily to a $19.4 million increase in political advertising revenue, partially offset by a decline in other categories from fewer available advertising spots, and a small decline in retransmission revenues. Operating income for the third quarter of 2022 increased 29% to $52.3 million, from $40.6 million in the same period of 2021, due to increased revenues and a reduction in incentive compensation costs.
Revenue at the television broadcasting division increased 6% to $381.0 million in the first nine months of 2022, from $360.1 million in the same period of 2021. The revenue increase is due to a $24.4 million increase in political revenue, a $2.8 million increase in retransmission revenues, and increases from winter Olympics and Super Bowl advertising revenue at the Company’s NBC affiliates in the first quarter of 2022. Operating income for the first nine months of 2022 increased 21% to $131.9 million, from $109.1 million in the same period of 2021, due to increased revenues and a reduction in incentive compensation costs. While per subscriber rates from cable, satellite and OTT providers have grown, overall subscribers are down due to cord cutting across all platforms, resulting in retransmission revenue net of network fees in 2022 expected to be flat compared with 2021, and this trend is expected to continue in the future.
In May 2022, the Company’s television station in Orlando (WKMG) entered into a new network affiliation agreement with CBS that covers the period July 1, 2022 through June 30, 2026.
Manufacturing
A summary of manufacturing’s operating results is as follows:

	Three Months Ended			Nine Months Ended
	September 30			September 30
(in thousands)	2022	2021	% Change	2022	2021	% Change
Revenue	$122,964	$99,766	23	$365,966	$356,849	3
Operating Income (Loss)	9,647	(39,483)	—	24,124	(18,148)	—
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
Manufacturing revenues increased 23% and 3% in the third quarter and first nine months of 2022, respectively. The revenue growth for the third quarter of 2022 is due primarily to significantly increased revenues at Hoover due to higher wood prices and increased product demand. The revenue growth for the first nine months of 2022 is due to increased revenues at Dekko, Joyce and Forney, partially offset by a reduction in revenues at Hoover from lower wood prices in the first half of 2022, but overall modestly higher product demand. Wood prices were highly volatile in 2021 and the first nine months of 2022. Overall, Hoover results included wood gains on inventory sales for both the first nine months of 2022 and 2021; however, wood gains on inventory sales were higher in the first nine months of 2022. For the third quarter of 2022, Hoover results included modest wood losses on inventory sales, compared with significant wood losses on inventory sales in the third quarter of 2021. Manufacturing operating results increased significantly in the third quarter and first nine months of 2022. Operating results increased for the third quarter of 2022 due primarily to a $26.7 million goodwill impairment charge recorded at Dekko during the third quarter of 2021 and significantly improved results at Hoover due to substantial wood losses on inventory sales in the third quarter of 2021. Operating results increased for the first nine months of 2022 due primarily to the Dekko goodwill impairment charge in 2021 and improved results at Hoover and Forney. Excluding the impact of wood gains and losses, Hoover results improved in the third quarter and first nine months of 2022.

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
Healthcare
A summary of healthcare’s operating results is as follows:

	Three Months Ended			Nine Months Ended
	September 30			September 30
(in thousands)	2022	2021	% Change	2022	2021	% Change
Revenue	$87,176	$55,445	57	$230,816	$160,184	44
Operating Income	6,048	5,260	15	18,669	20,995	(11)
Graham Healthcare Group (GHG) provides home health and hospice services in seven states. In December 2021, GHG acquired two small businesses, one of which expanded GHG’s home health operations into Florida. In May 2022, GHG acquired two small businesses, one of which expanded GHG’s home health operations into Kansas and Missouri. In July 2022, GHG acquired a 100% interest in a multi-state provider of Applied Behavior Analysis clinics and in August 2022, GHG acquired two small businesses, which expanded GHG’s hospice services into Missouri and Ohio. GHG provides other healthcare services, including nursing care and prescription services for patients receiving in-home infusion treatments through its 75% interest in CSI Pharmacy Holdings Company, LLC (CSI).
Healthcare revenues increased 57% and 44% for the third quarter and first nine months of 2022, respectively, largely due to significant growth at CSI and from businesses acquired in the fourth quarter of 2021 and the first nine months of 2022, along with growth in home health and hospice services. The increase in GHG operating results in the third quarter of 2022 is due to improved results at CSI, partially offset by net losses from newly acquired businesses and increased marketing, human resources, recruiting and business development costs and overall increased compensation and transportation costs in nursing and clinical staffing. The decline in GHG operating results in the first nine months of 2022 is due to net losses from newly acquired businesses, increased marketing, human resources, recruiting and business development costs and overall increased compensation and transportation costs in nursing and clinical staffing, partially offset by improved results at CSI.
The Company also holds interests in four home health and hospice joint ventures managed by GHG, whose results are included in equity in earnings of affiliates in the Company’s Consolidated Statements of Operations. The Company recorded equity in earnings of $1.5 million and $2.5 million for the third quarter of 2022 and 2021, respectively, from these joint ventures. The Company recorded equity in earnings of $5.1 million and $8.0 million for the first nine months of 2022 and 2021, respectively. During the first quarter of 2022, GHG, through its Residential Home Health Illinois and Residential Hospice Illinois affiliates, acquired an interest in the home health and hospice assets of NorthShore University HealthSystem, an integrated healthcare delivery system serving patients throughout the Chicago, IL area. The transaction resulted in a decrease to GHG’s interest in Residential Hospice Illinois and a $0.6 million non-operating gain was recorded in the first quarter of 2022 related to the change in interest.
Automotive
A summary of automotive’s operating results is as follows:

	Three Months Ended			Nine Months Ended
	September 30			September 30
(in thousands)	2022	2021	% Change	2022	2021	% Change
Revenue	$211,396	$84,702	—	$509,965	$242,702	—
Operating Income	11,050	4,506	—	25,493	8,815	—
Automotive includes six automotive dealerships in the Washington, D.C. metropolitan area: Ourisman Lexus of Rockville, Ourisman Honda of Tysons Corner, Ourisman Jeep Bethesda and Ourisman Ford of Manassas, which was acquired on December 28, 2021, from the Battlefield Automotive Group. In addition, on July 5, 2022, the Company acquired a Toyota dealership and a Chrysler-Dodge-Jeep-Ram (CDJR) dealership in Woodbridge, VA from the Lustine Automotive Group. Christopher J. Ourisman, a member of the Ourisman Automotive Group family of dealerships, and his team of industry professionals operate and manage the dealerships; the Company holds a 90% stake.
Revenues for the third quarter and first nine months of 2022 increased significantly due to the acquisitions of the Ford, Toyota and CDJR dealerships and sales growth at the Jeep dealership due to an increase in new vehicle inventory provided by the manufacturer and higher average new and used car selling prices at the Jeep, Lexus and Honda dealerships as a result of strong customer demand and new vehicle inventory shortages related to supply chain disruptions and production delays at vehicle manufacturers, partially offset by decreased revenues at the Honda and Lexus dealerships due to volume declines as a result of inventory shortages. Operating results for the third quarter and first nine months of 2022 improved significantly due largely to the Ford, Toyota and CDJR acquisitions and improved results at the Jeep dealership due to increased sales and margins, and at the Lexus dealership due to increased margins, offset by declines at the Honda dealership due to inventory shortages.
Other Businesses
Leaf Group
On June 14, 2021, the Company acquired Leaf Group Ltd. (Leaf), a consumer internet company, headquartered in Santa Monica, CA, that builds enduring, creator-driven brands that reach passionate audiences in large and growing lifestyle categories, including fitness and wellness (Well+Good, Livestrong.com and MyPlate App), and home, art and design (Saatchi Art, Society6 and Hunker). Leaf has three major operating divisions: Society6 Group and Saatchi Art Group (Marketplace businesses) and the Media Group. For the third quarter of 2022, revenue for Society6 Group and the Media Group declined, while Saatchi Art Group reported revenue growth. Overall, Leaf reported significant operating losses for the third quarter and first nine months of 2022.
Clyde’s Restaurant Group
Clyde’s Restaurant Group (CRG) owns and operates ten restaurants and entertainment venues in the Washington, D.C. metropolitan area, including Old Ebbitt Grill and The Hamilton. As a result of the COVID-19 pandemic, CRG temporarily closed its restaurant dining rooms in Maryland and the District of Columbia in December 2020, reopening again for limited indoor dining service in February 2021. Various government-ordered dining restrictions continued until the middle of 2021. CRG’s operating results are seasonal with the second and fourth quarters generally stronger than the first and third quarters. CRG incurred an operating loss for the third quarter of 2022, while reporting a small operating profit for the first nine months of 2022. Both revenues and operating results improved significantly from the third quarter and first nine months of 2021 due largely to the absence of government-ordered dining restrictions in 2022 and a favorable rent concession recorded in the second quarter of 2022. Improvement in both revenue and operating results is expected to continue in the fourth quarter of 2022.
Framebridge
Framebridge is a custom framing service company, headquartered in Washington, D.C., with sixteen retail locations in the Washington, D.C., New York City, Atlanta, GA, Philadelphia, PA, Boston, MA and Chicago, IL areas and two manufacturing facilities in Kentucky and New Jersey. Framebridge opened an additional store in the New York City area in October 2022. Framebridge revenues increased in the third quarter and first nine months of 2022 due to operating additional retail stores compared to the same periods in 2021. Framebridge is an investment stage business and reported significant operating losses in the first nine months of 2022 and 2021.
Code3
Code3 is a performance marketing agency focused on driving performance for brands through three core elements of digital success: media, creative and commerce. Code3 revenue declined in the third quarter and first nine months of 2022 due to sluggish marketing spending by certain advertising clients. Code3 reported operating losses in each of the first nine months of 2022 and 2021. In the second quarter of 2021, Code3 recorded a $1.6 million lease impairment charge (including $0.4 million in property, plant and equipment write-downs).
Other
Other businesses also include Slate and Foreign Policy, which publish online and print magazines and websites; and four investment stage businesses, CyberVista, Decile, Pinna and City Cast. Slate, Foreign Policy, CyberVista, Pinna and City Cast reported revenue increases in the first nine months of 2022. Losses from each of these six businesses in the first nine months of 2022 adversely affected operating results. In October 2022, the Company announced a strategic merger of CyberVista and CyberWire, a B2B cybersecurity audio network to form a new parent company, N2K Networks. N2K Networks will focus on expanding its technology platform to enable development of more resilient enterprise cyber workforces, to pioneer new markets, and to create original “news to knowledge” audio brands. In conjunction with the merger, a Series A funding round led by the Company also closed. The Company’s investment in N2K Networks will be reported as an equity method investment.
Overall, for the third quarter of 2022, operating revenues for other businesses declined due largely to decreased revenues at Leaf and Code3, partially offset by an increase at CRG. For the first nine months of 2022, operating revenues for other businesses increased due largely to the Leaf acquisition and increases at CRG and Framebridge. Operating results declined in the first nine months of 2022 due primarily to increased losses at Leaf and Framebridge, partially offset by improved results at CRG.

Corporate Office
Corporate office includes the expenses of the Company’s corporate office and certain continuing obligations related to prior business dispositions.
Equity in Earnings (Losses) of Affiliates
At September 30, 2022, the Company held an approximate 12% interest in Intersection Holdings, LLC (Intersection), a company that provides digital marketing and advertising services and products for cities, transit systems, airports, and other public and private spaces. The Company also holds interests in several other affiliates, including a number of home health and hospice joint ventures managed by GHG and two joint ventures managed by Kaplan. Overall, the Company recorded equity in losses of affiliates of $1.1 million for the third quarter of 2022, compared to earnings of $13.0 million for the third quarter of 2021. These amounts include $2.7 million in net losses for the third quarter of 2022 from affiliates whose operations are not managed by the Company compared to $16.7 million in net earnings for the third quarter of 2021; this includes losses from the Company’s investment in Intersection in the third quarter of 2022. The Company recorded $6.4 million in write-downs in equity in earnings of affiliates related to one of its investments in the third quarter of 2021.
The Company recorded equity in earnings of affiliates of $2.9 million for the first nine months of 2022, compared to $28.2 million for the first nine months of 2021. These amounts include $2.8 million in net losses for the first nine months of 2022 from affiliates whose operations are not managed by the Company compared to $25.6 million in net earnings for the first nine months of 2021; this includes losses from the Company’s investment in Intersection in the first nine months of 2022 and 2021. The Company recorded $6.4 million in write-downs in equity in earnings of affiliates related to one of its investments in the third quarter of 2021.
Net Interest Expense and Related Balances
In connection with the acquisition of the Toyota and CDJR dealerships, in July 2022, the automotive subsidiary of the Company amended its commercial note due January 1, 2032, to increase the aggregate loan amount to $71.6 million. Additionally, the Company borrowed $27.2 million, comprised of three commercial notes, and entered into an interest rate swap to fix the interest rate on the debts at 4.861% per annum.
The Company incurred net interest expense of $10.8 million and $36.8 million for the third quarter and first nine months of 2022, respectively; compared to $9.4 million and $22.5 million for the third quarter and first nine months of 2021, respectively. The Company recorded interest expense of $1.4 million and $12.8 million in the third quarter and first nine months of 2022, respectively, to adjust the fair value of the mandatorily redeemable noncontrolling interest at GHG. The Company recorded net interest expense of $2.6 million in the third quarter of 2021 and $2.7 million in the first nine months of 2021 to adjust the fair value of the mandatorily redeemable noncontrolling interest at GHG.
At September 30, 2022, the Company had $710.3 million in borrowings outstanding at an average interest rate of 5.2%, and cash, marketable equity securities and other investments of $781.6 million. At September 30, 2022, the Company had $180.7 million outstanding on its $300 million revolving credit facility.
Non-operating Pension and Postretirement Benefit Income, net
The Company recorded net non-operating pension and postretirement benefit income of $50.7 million and $152.1 million for the third quarter and first nine months of 2022, respectively; compared to $27.6 million and $81.6 million for the third quarter and first nine months of 2021, respectively.
In the second quarter of 2021, the Company recorded $1.1 million in expenses related to a non-operating SIP at manufacturing.
(Loss) Gain on Marketable Equity Securities, net
Overall, the Company recognized $54.3 million and $172.9 million in net losses on marketable equity securities in the third quarter and first nine months of 2022, respectively; compared to $14.1 million and $177.0 million in net gains on marketable equity securities in the third quarter and first nine months of 2021, respectively.
Other Non-Operating Income
The Company recorded total other non-operating income, net, of $2.4 million for the third quarter of 2022, compared to $5.2 million for the third quarter of 2021. The 2022 amounts included $1.4 million in gains related to the sale of businesses and contingent consideration, a $0.6 million fair value increase on a cost method investment, and other items; partially offset by $0.4 million in foreign currency losses. The 2021 amounts included $1.3 million in gains related to the sale of businesses and contingent consideration and other items.

The Company recorded total non-operating income, net of $6.4 million for the first nine months of 2022, compared to $27.7 million for the first nine months of 2021. The 2022 amounts included $3.1 million in gains related to the sale of businesses and contingent consideration, $1.0 million in gains on sales of cost method investments, a $0.6 million gain on sale of an equity affiliate, a $0.6 million fair value increase on a cost method investment, and other items; partially offset by $2.0 million in foreign currency losses. The 2021 amounts included $6.8 million in gains on sales of cost method investments, $10.5 million in fair value increases on cost method investments, $2.7 million in gains related to the sale of businesses and contingent consideration, $0.7 million in foreign currency gains, and other items.
Provision for Income Taxes
The Company’s effective tax rate for the first nine months of 2022 and 2021 was 29.6% and 22.6%, respectively. The Company’s effective tax rate for 2021 was favorably impacted by a $15.7 million deferred tax adjustment arising from a change in the estimated deferred state income tax rate attributable to the apportionment formula used in the calculation of deferred taxes related to the Company’s pension and other postretirement plans.
Earnings Per Share
The calculation of diluted earnings per share for the third quarter and first nine months of 2022 was based on 4,819,661 and 4,853,267 weighted average shares outstanding, respectively, compared to 4,976,998 and 4,980,056, respectively, for the third quarter and first nine months of 2021. At September 30, 2022, there were 4,814,182 shares outstanding. On September 10, 2020, the Board of Directors authorized the Company to acquire up to 500,000 shares of its Class B common stock; the Company has remaining authorization for 176,634 shares as of September 30, 2022.
Financial Condition: Capital Resources and Liquidity
The Company considers the following when assessing its liquidity and capital resources:

	As of
(In thousands)	September 30, 2022	December 31, 2021
Cash and cash equivalents	$149,773	$145,886
Restricted cash	21,082	12,957
Investments in marketable equity securities and other investments	610,756	824,445
Total debt	710,336	667,501
Cash generated by operations is the Company’s primary source of liquidity. The Company maintains investments in a portfolio of marketable equity securities, which is considered when assessing the Company’s sources of liquidity. An additional source of liquidity includes the undrawn portion of the Company’s $300 million revolving credit facility, amounting to $119.3 million at September 30, 2022.
In March 2020, the U.S. government enacted legislation, including the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) to provide stimulus in the form of financial aid to businesses affected by the COVID-19 pandemic. Under the CARES Act, employers may defer the payment of the employer share of FICA taxes due for the period beginning on March 27, 2020, and ending December 31, 2020. The Company deferred $21.5 million of FICA payments under this program, with $11.1 million of the deferred payments still payable at September 30, 2022. The remaining deferred balance is due by December 31, 2022.
The CARES Act also included provisions to support healthcare providers in the form of grants and changes to Medicare and Medicaid payments. In April 2020, GHG applied for and received $31.5 million under the expanded Medicare Accelerated and Advanced Payment Program, modified by the CARES Act. The Department of Health and Human Services (HHS) started to recoup this advance in April 2021 by withholding a portion of the amount reimbursed for claims submitted for services provided after the beginning of the recoupment period. During the nine months ended September 30, 2022, an amount of $12.5 million was withheld by HHS. The advance has been recouped in full as of September 30, 2022.
During the first nine months of 2022, the Company’s cash and cash equivalents increased by $3.9 million, due to cash generated from operations, the proceeds from the sale of marketable equity securities and net borrowings, which was offset by acquisitions, additional investments in marketable equity securities and equity affiliates, capital expenditures, dividend payments and share repurchases. In the first nine months of 2022, the Company’s borrowings increased by $42.8 million, primarily due to additional borrowings at the Automotive subsidiary, partially offset by repayments under the revolving credit facility.
At September 30, 2022, the Company held approximately $117 million in cash and cash equivalents in businesses domiciled outside the U.S., of which approximately $7 million is not available for immediate use in operations or for distribution. Additionally, Kaplan’s business operations outside the U.S. retain cash balances to support ongoing working capital requirements, capital expenditures, and regulatory requirements. As a result, the Company considers a significant portion of the cash and cash equivalents balance held outside the U.S. as not readily available for use in U.S. operations.
At September 30, 2022, the fair value of the Company’s investments in marketable equity securities was $597.5 million, which includes investments in the common stock of five publicly traded companies. During the first nine months of 2022, the Company purchased $35.1 million of marketable equity securities and sold marketable equity securities that generated proceeds of $74.2 million. At September 30, 2022, the net unrealized gain related to the Company’s investments totaled $324.4 million.
The Company had working capital of $498.3 million and $680.8 million at September 30, 2022 and December 31, 2021, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments.
At September 30, 2022 and December 31, 2021, the Company had borrowings outstanding of $710.3 million and $667.5 million, respectively. The Company’s borrowings at September 30, 2022 were mostly from $400.0 million of 5.75% unsecured notes due June 1, 2026, $180.7 million in outstanding borrowings under the Company’s revolving credit facility and commercial notes of $120.2 million at the Automotive subsidiary. The Company’s borrowings at December 31, 2021 were mostly from $400.0 million of 5.75% unsecured notes due June 1, 2026, $209.6 million in outstanding borrowings under the Company’s revolving credit facility and commercial notes of $47.0 million at the Automotive subsidiary. The interest on the $400.0 million of 5.75% unsecured notes is payable semiannually on June 1 and December 1.
On May 3, 2022, the Company amended the revolving credit facility agreement to, among other things, extend the maturity date to May 30, 2027.
During the nine months ended September 30, 2022 and 2021, the Company had average borrowings outstanding of approximately $676.5 million and $531.3 million, respectively, at average annual interest rates of approximately 4.6% and 4.9%, respectively. During the nine months ended September 30, 2022 and 2021, the Company incurred net interest expense of $36.8 million and $22.5 million, respectively.
On August 30, 2022, Moody’s affirmed the Company’s credit rating and maintained the outlook as Stable. On April 12, 2022, Standard & Poor’s affirmed the Company’s credit rating and maintained the outlook as Stable.
The Company’s current credit ratings are as follows:

	Moody’s	Standard & Poor’s
Long-term	Ba1	BB
Outlook	Stable	Stable
The Company expects to fund its estimated capital needs primarily through existing cash balances and internally generated funds, and, as needed, from borrowings under its revolving credit facility. As of September 30, 2022, the Company had $180.7 million outstanding under the $300 million revolving credit facility. In management’s opinion, the Company will have sufficient financial resources to meet its business requirements in the next 12 months, including working capital requirements, capital expenditures, interest payments, potential acquisitions and strategic investments, dividends and stock repurchases.
In summary, the Company’s cash flows for each period were as follows:

	Nine Months Ended September 30
(In thousands)	2022	2021
Net cash provided by operating activities	$203,665	$197,271
Net cash used in investing activities	(171,645)	(420,456)
Net cash used in financing activities	(8,184)	(48,025)
Effect of currency exchange rate change	(11,824)	(2,908)
Net increase (decrease) in cash and cash equivalents and restricted cash	$12,012	$(274,118)

Operating Activities. Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. The Company’s net cash flow provided by operating activities were as follows:

	Nine Months Ended September 30
(In thousands)	2022	2021
Net Income	$63,791	$268,244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and goodwill and other long-lived asset impairments	102,981	127,261
Amortization of lease right-of-use asset	51,344	55,246
Net pension benefit	(136,411)	(68,644)
Other non-cash activities	194,629	(156,326)
Change in operating assets and liabilities	(72,669)	(28,510)
Net Cash Provided by Operating Activities	$203,665	$197,271
Net cash provided by operating activities consists primarily of cash receipts from customers, less disbursements for costs, benefits, income taxes, interest and other expenses.
For the first nine months of 2022 compared to the first nine months of 2021, the increase in net cash provided by operating activities is primarily driven by higher net income, net of non-cash adjustments, and changes in operating assets and liabilities. Changes in operating assets and liabilities were primarily the result of an increase in the collection of cash from customers that were offset by higher purchase of inventories and decreases in accounts payable and accrued liabilities.
Investing Activities. The Company’s net cash flow used in investing activities were as follows:

	Nine Months Ended September 30
(In thousands)	2022	2021
Investments in certain businesses, net of cash acquired	$(130,177)	$(272,428)
Purchases of property, plant and equipment	(57,097)	(140,935)
Net proceeds from sales of (purchases of) marketable equity securities	39,163	(9,728)
Investments in equity affiliates, cost method and other investments	(30,075)	(6,610)
Other	6,541	9,245
Net Cash Used in Investing Activities	$(171,645)	$(420,456)
Acquisitions. During the first nine months of 2022, the Company acquired seven businesses: five in healthcare and two in automotive, for $142.8 million in cash and contingent consideration and the assumption of floor plan payables. GHG acquired two small businesses in August 2022, a 100% interest in a multi-state provider of Applied Behavior Analysis clinics in July 2022, and two small businesses in May 2022. In July 2022, the Company’s automotive subsidiary acquired two automotive dealerships, including the real property for the dealership operations. In addition to a cash payment and the assumption of $10.9 million in floor plan payables, the automotive subsidiary borrowed $77.4 million to finance the acquisition. During the first nine months of 2021, the Company acquired all of the outstanding shares of Leaf for cash and the assumption of $9.2 million in liabilities related to their pre-acquisition stock compensation plan, which will be paid in the future. Leaf is included in other businesses.
Capital Expenditures. The amounts reflected in the Company’s Condensed Consolidated Statements of Cash Flows are based on cash payments made during the relevant periods, whereas the Company’s capital expenditures for the first nine months of 2022 of $56.8 million include assets acquired during the quarter. The Company estimates that its capital expenditures will be in the range of $70 million to $80 million in 2022.
Net proceeds from sale of (purchases of) marketable equity securities. During the first nine months of 2022 and 2021, the Company sold marketable equity securities that generated proceeds of $74.2 million and $38.3 million, respectively. The Company purchased $35.1 million and $48.0 million of marketable equity securities during the first nine months of 2022 and 2021, respectively.
Investment in equity affiliates. During the first nine months of 2022, GHG invested an additional $18.5 million in two affiliates to fund their acquisition of an interest in a health system in Illinois.

Financing Activities. The Company’s net cash flow used in financing activities were as follows:

	Nine Months Ended September 30
(In thousands)	2022	2021
Issuance of borrowings	$77,299	$22,684
Net (payments) borrowings under revolving credit facility	(11,000)	37,696
Repayments of borrowings	(10,564)	(16,878)
Net proceeds from (repayments of) vehicle floor plan payable	11,688	(15,035)
Common shares repurchased	(54,581)	(21,840)
Dividends paid	(23,122)	(22,659)
Other	2,096	(31,993)
Net Cash Used in Financing Activities	$(8,184)	$(48,025)
Borrowings and Vehicle Floor Plan Payable. In July 2022, the Company’s automotive subsidiary amended its commercial note to, among other things, increase the aggregate loan amount to $71.6 million and entered into three commercial notes in an aggregate amount of $27.2 million. The additional borrowings were used to acquire two automotive dealerships, including the real property for the dealership operations. In the first nine months of 2022, the Company made repayments on the $300 million revolving credit facility. In the first nine months of 2022 and 2021, the Company used vehicle floor plan financing to fund the purchase of new, used and service loaner vehicles at its automotive division. The proceeds from (repayments of) the vehicle floor plan payable fluctuates with changes in the amount of vehicle inventory held by the automotive dealerships.
Common Stock Repurchases. During the first nine months of 2022, the Company purchased a total of 93,548 shares of its Class B common stock at a cost of approximately $54.6 million. On September 10, 2020, the Board of Directors authorized the Company to acquire up to 500,000 shares of its Class B common stock. The Company did not announce a ceiling price or time limit for the purchases. At September 30, 2022, the Company had remaining authorization from the Board of Directors to purchase up to 176,634 shares of Class B common stock.
Dividends. The quarterly dividend rate per share was $1.58 and $1.51 for the first nine months of 2022 and 2021, respectively. The Company expects to pay a dividend of $6.32 per share in 2022.
Other. During the first nine months of 2022, the Company paid $4.7 million related to deferred payments from prior acquisitions. During the first nine months of 2021, the Company paid $30.9 million related to contingent consideration and deferred payments from prior acquisitions, mostly for the 2020 acquisition of Framebridge. During the first nine months of 2022 and 2021, the Company increased the borrowings under its cash overdraft facilities by $4.4 million and $1.1 million, respectively. In March 2021, Hoover’s minority shareholders put their remaining outstanding shares to the Company, which had a redemption value of $3.5 million.
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
Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and the Company’s Chief Financial Officer (principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of September 30, 2022. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the quarter ended September 30, 2022, the Company purchased shares of its Class B Common Stock as set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan*	Maximum Number of Shares that May Yet Be Purchased Under the Plan*
July	7,749	$570.48	7,749	204,724
August	9,261	591.16	9,261	195,463
September	18,829	551.38	18,829	176,634
	35,839	$565.79	35,839
*On September 10, 2020, the Company’s Board of Directors authorized the Company to purchase, on the open market or otherwise, up to 500,000 shares of its Class B Common Stock. There is no expiration date for this authorization. All purchases made during the quarter ended September 30, 2022 were open market transactions and some of these shares were purchased under a 10b5-1 plan.

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

GRAHAM HOLDINGS COMPANY
(Registrant)

Date: November 2, 2022	/s/ Timothy J. O’Shaughnessy
Timothy J. O’Shaughnessy, President & Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2022	/s/ Wallace R. Cooney
Wallace R. Cooney, Chief Financial Officer (Principal Financial Officer)