Form 10-K
period 2022-12-31
Graham Holdings Co
filed 2023-02-24
CIK 104889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
Aggregate market value of the registrant’s common equity held by non-affiliates on June 30, 2022, based on the closing price for the Company’s Class B Common Stock on the New York Stock Exchange on such date: approximately $2,200,000,000.
Shares of common stock outstanding at February 17, 2023:
Class A Common Stock –  964,001 shares
Class B Common Stock –  3,827,123 shares
Documents partially incorporated by reference:
Definitive Proxy Statement for the registrant’s 2023 Annual Meeting of Stockholders
(incorporated in Part III to the extent provided in Items 10, 11, 12, 13 and 14 hereof).

GRAHAM HOLDINGS COMPANY 2022 FORM 10-K

PART I
Item 1. Business.
Graham Holdings Company (the Company) is a diversified holding company whose operations include: education, television broadcasting–online, podcast, print and local TV news; manufacturing; home health and hospice care; automotive dealerships; and other businesses. Through Kaplan, Inc. (Kaplan), the Company provides a wide variety of educational services to students, schools, colleges, universities and businesses, both domestically and outside the United States (U.S.), including academic preparation programs for international students, English-language programs, operations support services for pre-college, certificate, undergraduate and graduate programs, exam preparation for high school and graduate students and for professional certifications and licensures, career and academic advisement services to businesses, and operates a United Kingdom (U.K.) sixth-form college that prepares students for A-level examinations. The Company’s television broadcast segment owns and operates seven television broadcast stations and provides social media management tools designed to connect newsrooms with their users. The Company’s manufacturing companies comprise the ownership of a supplier of pressure treated wood, a manufacturer of electrical solutions, a manufacturer of lifting solutions, and a supplier of parts used in electric utilities and industrial systems. The Company’s healthcare segment provides home health, hospice and palliative services, in-home specialty pharmacy infusion therapies, applied behavior analysis therapy, physician services for allergy, asthma and immunology patients, in-home aesthetics, and healthcare software-as-a-service technology. The Company’s automotive business comprises six dealerships and valet repair services. The Company’s other businesses include a consumer internet company that builds creator-driven brands in lifestyle, home and art design categories; restaurants; a custom framing company; a marketing solutions provider; a customer data and analytics software company; Slate and Foreign Policy magazines; an ad-free audio streaming service for children; and a daily local news podcast and newsletter company.
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
The Company’s operations in geographic areas outside the U.S. consist primarily of Kaplan’s non-U.S. operations. During each of the fiscal years 2022, 2021 and 2020, these operations accounted for approximately 20%, 22% and 22%, respectively, of the Company’s consolidated revenues, and the identifiable assets attributable to non-U.S. operations represented approximately 21% and 19% of the Company’s consolidated assets at December 31, 2022 and 2021, respectively.
EDUCATION
Kaplan provides an extensive range of education and related services worldwide for students, universities and businesses. Kaplan products and services reach learners directly or through Kaplan’s many relationships. These include approximately 13,000 companies and approximately 4,100 universities, colleges, schools and school districts, which, along with individual students and professionals, pay for Kaplan’s products and services. In 2022, Kaplan was the provider for the educational needs of approximately 1.2 million students and professionals worldwide who engaged with Kaplan services and materials in-person, online, through their schools (K-12, college, or university) or through their employer education or coaching programs. In 2022, Kaplan’s reach also included sales of 1.9 million units of book/study aid products to individuals, businesses, schools, colleges and universities.
Kaplan executes its operations through three segments: Kaplan International, Kaplan North America Higher Education and Kaplan North America Supplemental Education. As more fully described below, in 2020, Kaplan consolidated its three segments based in the United States–Kaplan Higher Education, Kaplan Test Preparation and Kaplan Professional–into one business, Kaplan North America, operating through two segments, Higher Education and Supplemental Education. In addition, the results of the Kaplan Corporate segment include results of Kaplan’s investment activities in education technology companies. The following table presents revenues for each of Kaplan’s segments:

	Year Ended December 31
(in thousands)	2022	2021	2020
Kaplan International	$816,239	$726,875	$653,892
Kaplan North America Higher Education	304,136	317,854	316,095
Kaplan North America Supplemental Education	301,625	309,069	327,087
Kaplan Corporate and Intersegment Eliminations	5,915	7,447	8,639
Total Kaplan Revenue	$1,427,915	$1,361,245	$1,305,713

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
The Kaplan UK business in Europe, through Kaplan Financial Limited, is a provider of apprenticeship training and test preparation services for accounting and financial services professionals, including those studying for ACCA, CIMA and ICAEW qualifications. In 2022, Kaplan UK provided courses to over 47,000 students in accountancy and financial services. In addition, Kaplan UK has been the sole authorized assessment provider for the Solicitors Regulation Authority (SRA) of assessments under the Qualified Lawyers Transfer Scheme (QLTS) for candidates seeking to become solicitors of England and Wales who are already qualified lawyers in certain recognized jurisdictions. In 2018, Kaplan UK was awarded the contract by the SRA to become the sole authorized assessment provider for the Solicitors Qualifying Examination (SQE) for all candidates seeking to become a solicitor in England and Wales. The first SQE assessments took place in 2021 and the QLTS has now been discontinued as all candidates are required to take the SQE. Kaplan UK is headquartered in London, England, and has 16 training centers located throughout the U.K.
The KI Pathways business offers academic preparation programs especially designed for international students who wish to study for degrees at universities in English-speaking countries and recruits international students for enrollment in certain U.S. and U.K. university partner programs. In 2022, university preparation programs were delivered in Australia, Japan, Singapore, Myanmar, the U.K. and the U.S. No new students were enrolled in the Myanmar program in 2022.
The Kaplan Languages Group business provides English-language training, academic preparation programs and test preparation for English proficiency exams, principally for students wishing to study and travel in English-speaking countries. As of December 31, 2022, the Kaplan Languages Group operated 19 English-language schools, with 12 located in the U.K., Ireland and Canada and seven located in the U.S. In 2022, the Kaplan Languages Group served approximately 24,500 students for in-class and online English-language instruction, which is an increase of over 50% of the number of students served in 2021, reflecting a rebound in the business from the pandemic. Through the Alpadia language schools located in France, Germany and Switzerland, Kaplan Languages Group also offers French and German language training to adolescents (from 16+) and adults. Alpadia also operates language camps for juniors (from 8+) and teens during the fall, spring and summer seasons in the U.K., France, Germany and Switzerland. As of December 31, 2022, the Alpadia language schools served approximately 6,700 students.
Mander Portman Woodward (MPW) is a U.K. independent sixth-form college that prepares domestic and international students for the A-level examinations U.K. universities require for admission. MPW comprises three fifth- and sixth-form colleges in London, Cambridge and Birmingham.
KI also operates Dublin Business School in Ireland, a higher education institution, and Kaplan Open Learning in the U.K., an online learning institution. At the end of 2022, these institutions enrolled an aggregate of approximately 10,400 students.
In 2022, Kaplan Middle East, a financial training business operating in Dubai, United Arab Emirates and Saudi Arabia, taught approximately 3,500 students.
U.K. Immigration Regulations. Certain KI businesses serve a significant number of international students; therefore, it is critical for these businesses to be able to sponsor international students to come to the U.K. The United Kingdom Visas and Immigration Department (UKVI) administers certain regulations pursuant to which the KI Pathways business is required to hold or operate Student Route sponsorship licenses. These licenses are required for international students to enter the U.K. to enroll in the courses KI Pathways delivers. One of the Kaplan Languages Group schools also has a Student Route license enabling it to teach international students.
Each Student Route license holder is required to have passed the annual Basic Compliance Assessment (BCA) and hold Educational Oversight accreditation, which requires a current and satisfactory full risk assessment, audit or review by the appropriate academic standards body. For the eleventh consecutive year, all KI institutions have retained Educational Oversight accreditation, with high grades across colleges, and all Student Route annual BCA renewals have been approved with high scores in the core measurable requirements. Kaplan Languages Group has one U.K. English-language school listed on the Kaplan Student master license although students at these schools generally choose to enter the U.K. on a Visitor or Short Term Student visa as opposed to a Student Route visa. The MPW schools each hold current Student and Child Student Route licenses and have performed well consistently, with good records in their Office for Standards in Education, Children’s Services and Skills (OFSTED) and Independent Schools Inspectorate Educational Oversight inspections.
The Higher Education and Research Act 2017 created a new regulator for England, the Office for Students (OfS). All of KI’s higher education businesses in the U.K., excluding Glasgow International College and University of York International Pathway College, retained registration with the OfS in 2022 to ensure that they could continue operating and retain their Student Route sponsor licenses and/or continue to accept students funded by U.K. student loans. Glasgow International College, located in Scotland, is not regulated by the OfS and remains overseen by the Quality Assurance Agency for Higher Education (QAA). The University of York International Pathway College forms part of the University of York’s OfS registration. No assurance can be given that each KI business in the U.K. will be able to maintain its Student Route or Child Student route license and Educational Oversight or OfS/QAA registration. Maintenance of each of these approvals requires compliance with several core metrics that may be difficult to sustain. The loss by one or more institutions of either the Student Route or Child Student route license or Educational Oversight or OfS/QAA registration would have a material adverse effect on KI Europe’s operating results.
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
In Singapore, Kaplan operates two business units: Kaplan Higher Education and Kaplan Financial (which comprises the former Kaplan Higher Education Academy (KHEA)-Genesis business unit). During 2022, the Kaplan Higher Education and Kaplan Financial divisions served more than 6,200 students from Singapore and approximately 2,300 students from other countries throughout Asia and Western Europe. Kaplan Financial provided short courses to approximately 50 professionals, managers, executives and businesspeople in 2022.
Kaplan Singapore’s Higher Education business provides students with the opportunity to earn bachelor’s and postgraduate degrees in various fields on either a part-time or full-time basis. Kaplan Singapore’s students receive degrees from affiliated educational institutions in Australia, Ireland and the U.K. In addition, this division offers pre-university and diploma programs.
Kaplan Singapore’s Kaplan Financial business provides preparatory courses for professional qualifications in accountancy and finance, such as the Association of Chartered Certified Accountants (ACCA) and Chartered Financial Analyst (CFA). Previously, Kaplan Financial, through Kaplan Learning Institute, an authorized SkillsFuture Singapore (SSG) Approved Training Organization (ATO), provided professionals with various skills training through workforce skills qualifications (WSQ) courses. Kaplan Learning Institute ceased offering such courses and voluntarily deregistered Kaplan Learning Institute as a private education institution on March 9, 2020, following a notice in June 2019 from SSG suspending Kaplan Singapore Professional’s WSQ ATO status and revoking accreditation and funding for all WSQ courses effective July 1, 2019. These actions have adversely affected and will continue to adversely affect Kaplan Singapore’s revenues and operating results.
On October 7, 2020, Kaplan Higher Education Academy was granted approval by SSG to deliver WSQ courses as an ATO for a period of two years. KHEA-Genesis (Professional) started offering WSQ courses in the second quarter of 2021. In February 2022, KHEA informed SSG and the Committee for Private Education (CPE) in Singapore that KHEA would voluntarily cease offering WSQ courses, and all remaining course runs were fulfilled by mid-2022.
In June 2021, the CPE instructed Kaplan Singapore to cease new enrollments for three marketing diploma programs on both a full and part-time basis and to teach out existing students in these programs due to noncompliance with minimum entry level requirements for admission. On August 23, 2021, the CPE issued the same instructions with respect to the Kaplan Foundation diploma and four information technology diploma programs on both a full and part-time basis. In November 2021, the CPE issued the same instructions with respect to a further 23 full-time or part-time diploma programs. Kaplan Singapore successfully applied for re-registration of certain diploma and additional full-time and part-time programs in 2022. In May 2022, CPE also renewed Kaplan Singapore’s registrations as a private education institution for a four-year period expiring in 2026. In 2023, Kaplan Singapore will apply to renew the certification required for private education institutions to enroll international students and offer certain programs. As enrollments in diploma programs and undergraduate degree programs are not yet at levels existing prior to the regulatory action by the CPE in 2021, the impact of such regulatory actions will continue to have an adverse impact on Kaplan Singapore’s revenues, operating results and cash flows in the future while enrollment levels stabilize.
In Australia, Kaplan delivers a broad range of financial services programs from certificate level through master’s level, together with professional development offerings through Kaplan Professional, as well as higher education programs in business, accounting, business analytics, hospitality, and tourism and management through Kaplan Business School. In 2022, these businesses provided courses to approximately 6,300 students through face-to-face and online or hybrid classroom programs (within Kaplan Business School) and approximately 32,000 students through online or distance-learning programs offered by Kaplan Professional. In 2022, Kaplan Professional also had approximately 34,000 subscribers for Ontrack, its continuing professional development platform for financial services professionals.
Kaplan Australia’s English language business taught approximately 300 students in 2022. During 2022, three Australian English language schools were closed and consolidated into the one remaining school in Sydney, Australia, offering online classes only. The Sydney English language school is scheduled to close in April 2023. The Kaplan Australia Pathways business is also part of KI Pathways. In 2022, it consisted of Murdoch Institute of Technology, the University of Newcastle College of International Education and the University of Adelaide College, and offered face-to-face pathways and foundational education in 2022 to approximately 1,100 students wishing to enter Murdoch University, the University of Newcastle and the University of Adelaide. The contract to run the Murdoch Institute of Technology expired in June 2021, and teaching finished in 2022. In September 2022, Kaplan Australia signed a new partnership agreement with Murdoch University to establish the new Murdoch College on the Murdoch University campus. Murdoch College commenced delivery of English, foundation studies and Murdoch University preparation courses in February 2023, and will commence a postgraduate pre-qualifying program later in 2023. Offering other planned programs is dependent on regulatory approval. In October 2021, Kaplan International New Zealand obtained approval to establish a new pathways college, Massey University College, which began diploma and graduate diploma courses in July and October 2022, respectively. Kaplan Australia also owns Red Marker Pty Ltd., a machine learning and artificial intelligence-based provider of legal risk detection for digital, advertising and marketing content. Red Marker supports a wide variety of industries, including financial services, telecoms, automotive, pharmaceutical, food and beverage, media and government bodies. Red Marker’s Artemis product detects potentially noncompliant content as it is being created, helping advisers and licensees to identify and remediate compliance risks.
In Hong Kong, Kaplan operates three main business units: Kaplan Financial, Kaplan Language Training and Kaplan Higher Education, serving approximately 7,100 students annually.
Kaplan Hong Kong’s Financial division delivers preparatory courses to approximately 6,100 students and business executives wishing to earn professional qualifications in accountancy, financial markets designations and other professional fields.
Kaplan Hong Kong’s Language Training division offers test preparation for both overseas study and college applications, including TOEFL, IELTS, SAT and GMAT, to approximately 100 students.
Kaplan Hong Kong’s Higher Education division offers both full-time and part-time programs to approximately 900 students studying for degrees from leading Western universities. Students earn doctorate, master’s and bachelor’s degrees in Hong Kong. Kaplan also offers a proprietary pre-college diploma program through the Kaplan Business and Accountancy School.
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
Through its Higher Education and Supplemental Education units, KNA provides operations support services to institutions of higher education for online courses and programs as well as directly providing courses, programs and training to pre-college, certificate, undergraduate and graduate students, and professionals. These include professional training and exam preparation for professional certifications and licensures both direct to students and professionals and through agreements with institutions and corporate partner employees, online pre-college summer programs in partnership with traditional universities, pre-college and graduate entrance exam test preparation services. KNA ‘s non-academic operations support services for online pre-college, certificate, undergraduate and graduate programs are provided to institutions such as Purdue University, Purdue University Global, Creighton University, Wake Forest University and Lynn University.
Kaplan North America Higher Education
Prior Postsecondary Institutions. Prior to March 22, 2018, through the Kaplan Higher Education segment, Kaplan provided postsecondary education to students through Kaplan University (KU) online and campus-based colleges. On March 22, 2018, certain subsidiaries of Kaplan contributed the institutional assets and operations of KU to a new university: an Indiana nonprofit, public-benefit corporation affiliated with Purdue University, known as Purdue University Global (Purdue Global). As part of the transfer to Purdue Global, KU transferred students, academic personnel, faculty and operations, property leases for KU’s campuses and learning centers, and Kaplan-owned academic curricula and content related to KU courses. Kaplan also indemnified Purdue for certain pre-closing liabilities, including student claims and federal student aid liability. At the same time, KU and Purdue Global entered into a Transition and Operations Support Agreement, which was amended on July 29, 2019 (TOSA), pursuant to which KNA now provides key non-academic operations support to Purdue Global in exchange for a fee based on the cost of such services. As a result of the contribution of KU, Kaplan received nominal upfront cash consideration upon the transfer of the institutional assets and operations of KU. The combination of the KHE, KTP and KP segments into one KNA business did not change Kaplan’s or Purdue Global’s obligations under the TOSA.
Transition and Operations Support Agreement (TOSA) with Purdue University Global (Purdue Global). Purdue Global operates largely online as an Indiana public university affiliated with Purdue University. The operations support activities that KNA provides to Purdue Global (and other institutions of higher education, including Purdue University) include technology support, help-desk functions, human resources support for transferred faculty and employees, admissions support, financial aid processing, marketing and advertising, back-office business functions, certain test preparation, and domestic and international student recruiting services.
Pursuant to the TOSA, KNA is not entitled to receive any reimbursement of costs incurred in providing support functions, or any fee, unless and until Purdue Global has first covered all of its academic costs (subject to a cap). If Purdue Global achieves cost efficiencies in its operations, Purdue Global may be entitled to an additional payment equal to 20% of such cost efficiencies (Purdue Efficiency Payment). In addition, during each of Purdue Global’s first five years, prior to any payment to KNA, Purdue Global is entitled to a priority payment of $10 million per year beyond costs (Purdue Priority Payment). To the extent that Purdue Global’s revenue is insufficient to pay the Purdue Priority Payment, KNA is required to advance an amount to Purdue Global to cover such insufficiency. Upon closing of the transaction, Kaplan paid to Purdue Global an advance in the amount of $20 million, representing, and in lieu of, a Purdue Priority Payment for each of the fiscal years ending June 30, 2019, and June 30, 2020.
To the extent that there is sufficient revenue to pay the Purdue Efficiency Payment, Purdue Global will be reimbursed for its academic costs (subject to a cap) and will be paid the Purdue Priority Payment. To the extent that there is remaining revenue, KNA will then be reimbursed for its operating costs (subject to a cap) of providing the support activities. If KNA achieves cost efficiencies in its operations, then KNA may be entitled to an additional payment equal to 20% of such cost efficiencies (KNA Efficiency Payment). The TOSA, as amended, reflects the parties’ intent that, subject to available cash (calculated as cash balance minus cash deficiencies, if any, projected for the next six-month period based on applicable budget), KNA is entitled to receive a payment equal to 12.5% (increasing to 13% from June 30, 2023, through June 30, 2027) of Purdue Global’s revenue, which served as the deferred purchase price for the transfer of KU (Deferred Purchase Price). Separately, KNA is entitled to a fee for services provided equal to 8% of KNA’s costs of providing such services to Purdue Global (Contributor Service Fee). KNA’s Contributor Service Fee is deducted from any amounts owed to KNA for the Deferred Purchase Price. Together these payments are known as “Contributor Compensation.” In each case, the Contributor Compensation remains subject to available cash and the limitations of payment carry over from year to year.
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
Kaplan Postsecondary Online Managed Services. In addition to services provided to Purdue Global through the TOSA, KNA provides specific non-academic managed services to university online programs at institutions including Wake Forest, Creighton University, Lynn University, and Purdue University. These services include analytics, technology support, marketing, student advising and admissions support, and curriculum development support.
Pre-college Programs. KNA’s Prelum provides online pre-college programs for high school students to explore careers and courses in partnership with leading postsecondary institutions. The programs also allow KNA’s university partners to build a relationship with prospective students and to expose them to their academic offerings, unique educational approach and culture. KNA’s Prelum programs have served thousands of students all over the world and in all 50 states, and include more than 20 programs in partnership with seven university partners including Wake Forest, Georgetown and Parsons Paris.
Higher Education Regulatory Environment. KNA no longer owns or operates KU or any other institution participating in student financial aid programs created under Title IV of the U.S. Federal Higher Education Act of 1965 (Higher Education Act), as amended (Title IV). KNA provides services to Purdue Global, Purdue University, Wake Forest University, Lynn University and other Title IV participating institutions that may require KNA to comply with certain laws and regulations, including applicable statutory provisions of Title IV. Currently, KNA also provides financial aid services to Purdue Global (but no other institution). Due to the provision of these services, KNA meets the definition of a “third-party servicer” contained in the Title IV regulations. As a third-party servicer, KNA is subject to applicable statutory provisions of Title IV and U.S. Department of Education (ED) regulations that, among other things, require KNA to be jointly and severally liable with its Title IV participating client institutions to the ED for any violation by KNA or its client institutions of any Title IV statute or ED regulation or requirement. KNA is also subject to other federal and state laws, including, but not limited to, federal and state consumer protection laws and rules prohibiting unfair or deceptive marketing practices, data privacy, data protection and information security requirements established by federal state and foreign governments, including for example the Federal Trade Commission and the applicable provisions of the Family Educational Rights and Privacy Act regarding the privacy of student records. KNA’s failure to comply with these and other federal and state laws and regulations could result in adverse consequences to KNA’s business, including, for example:
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
The laws, regulations and other requirements applicable to KNA or any KNA client institutions are subject to change and to interpretation. For example, a Negotiated Rulemaking began in October 2021 that covered, in part, rules related to the borrower defense to repayment adjudication process and recovery from institutions, closed school loan discharges, disability loan discharges, public loan forgiveness, income driven repayment plans and arbitration agreements. As a result of this Negotiated Rulemaking, new rules and changes to existing rules were finalized by the ED in the fourth quarter of 2022 and will be effective on July 1, 2023. Included in these new rules is a change to the Title IV definition of “nonprofit” institution to generally exclude from that definition any institution that is an obligor on a debt owed to a former owner of the institution or that maintains a revenue-based service agreement with a former owner of the institution. The ED intends to apply this new definition to public institutions as well as private nonprofit institutions. The ED also finalized changes to the Borrower Defense regulations including expanding the types of claims that can be made by students, reinstating the ability of the ED to consider claims as a group, removing limitations periods on claims, and changing the process for seeking recoupment from institutions. Such regulatory changes including those described above could subject Purdue Global to additional regulatory requirements and liabilities.
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
Compliance by client institutions with Title IV program requirements and other federal, state and accreditation requirements. KNA currently provides services to education institutions that are heavily regulated by federal and state laws and regulations and subject to extensive accrediting body requirements. Presently, a material portion of KNA’s revenues is attributable to deferred purchase price and service fees it receives under the TOSA, which are dependent upon revenues generated by Purdue Global and dependent upon Purdue Global’s eligibility to participate in the Title IV federal student aid program. To maintain Title IV eligibility, Purdue Global and KNA’s other client institutions must be certified by the ED as eligible institutions, maintain authorizations by applicable state education agencies and be accredited by an accrediting commission recognized by the ED. Purdue Global and KNA’s other client institutions must also comply with the extensive statutory and regulatory requirements of the Higher Education Act and other state and federal laws and accrediting standards relating to their financial aid management, educational programs, financial strength, disbursement and return of Title IV funds, facilities, recruiting practices, representations made by the school and other parties, and various other matters. Additionally, Purdue Global and other client institutions are subject to laws and regulations that, among other things, limit student default rates on the repayment of Title IV loans, permit borrower defenses to repayment of Title IV loans based on certain conduct of the institution, establish specific measures of financial responsibility and administrative capability, regulate the addition of new campuses and programs and other institutional changes; require compliance with state professional licensure board requirements to the extent applicable to institutional programs and require state authorization and institutional and programmatic accreditation. If the ED finds that Purdue Global or other client institutions have failed to comply with Title IV requirements or improperly disbursed or retained Title IV program funds, it may take one or more of a number of actions, including, but not limited to:
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
If Purdue Global or other client institutions lose or have limits placed on their Title IV eligibility, accreditation or state licensure, or if they are subject to fines, repayment obligations or other adverse actions due to their or KNA’s noncompliance with Title IV regulations, accreditor or state agency requirements or other state or federal laws, KNA’s financial results of operations could be adversely affected. After acquiring KU, on August 3, 2018, Purdue Global received an updated Provisional Program Participation Agreement (PPPA) from the ED which is necessary for continued participation in the federal Title IV programs after the change in ownership from Kaplan to Purdue. The PPPA expired on June 30, 2021, but continues in effect until the ED issues the final approved Program Participation Agreement. On October 15, 2021, Purdue Global received from the ED a new PPPA granting provisional certification until June 30, 2022. This PPPA was extended month to month until August 18, 2022, when the ED granted new provisional certification until June 30, 2024. Under this most recent PPPA, Purdue Global must apply for and receive approval for expansion or any substantial change before it may award, disburse or distribute Title IV funds based on the substantial change. Substantial changes generally include, but are not limited to: (a) establishment of an additional location; (b) increase in the level of academic offering beyond those listed in the institution’s Eligibility and Certification Approval Report (ECAR); (c) addition of any educational program (including degree, non-degree or short-term training programs), or (d) the addition of any new degree program. In addition, the institution must pay any liabilities found in a currently open program review prior to the expiration of the PPPA. Purdue Global must also inform the ED on a quarterly basis of any governmental investigations involving the university as well as provide a summary of any student complaints. The provisional certification ends upon the ED’s notification to the institution of the ED’s decision to grant or deny a six-year certification to participate in the Title IV, Higher Education Act programs.
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
On May 6, 2021, Kaplan received a notice from the ED that it would be conducting a fact-finding process pursuant to the borrower defense to repayment (BDTR) regulations to determine the validity of more than 800 BDTR claims and a request for documents related to several of Kaplan’s previously owned schools. Beginning in July 2021, Kaplan started receiving the claims and related information requests. In total, Kaplan received 1,449 borrower defense applications that seek discharge of approximately $35 million in loans, excluding interest. Most claims received are from former KU students. The ED’s process for adjudicating these claims is subject to the borrower defense regulations including those finalized in 2022 and effective July 1, 2023, but it is not clear to what extent the ED will exclude claims based on the underlying statutes of limitations, evidence provided by Kaplan, or any prior investigation related to schools attended by the student applicants. Compared to the previous rule, the new rule in part, expands actions that can give rise to claims for discharge; provides that the borrower’s claim will be presumed true if the institution does not provide any responsive evidence; provides an easier process for group claims; and

relies on current program review penalty hearing processes for discharge recoupment. Under the rule, the recoupment process applies only to loans first disbursed after July 1, 2023; however, the discharge process and standards apply to any pending application regardless of loan date. Kaplan believes it has defenses that would bar any student discharge or school liability including that the claims are barred by the applicable statute of limitations, unproven, incomplete and fail to meet regulatory filing requirements. Kaplan expects to vigorously defend any attempt by the ED to hold Kaplan liable for any ultimate student discharges and has responded to all claims with documentary and narrative evidence to refute the allegations, demonstrate their lack of merit, and support the denial of all such claims by the ED. If the claims are successful, the ED may seek reimbursement for the amount discharged from Kaplan. If the ED initiates a reimbursement action against Kaplan following approval of former students’ BDTR applications, Kaplan may be subject to significant liability. In November 2022 the Northern District of California approved the settlement agreement in the lawsuit Sweet v. Cardona. The Plaintiffs in that lawsuit claimed that the ED failed to properly consider and decide pending BDTR claims. As part of the settlement, the ED agreed to discharge loans of borrowers who attended 150 specific schools, including all schools formerly owned by Kaplan, and who had BDTR claims pending as of the June 22, 2022 settlement execution date. This discharge will likely cover each of the 1,449 applications the ED sent to Kaplan and to which Kaplan responded. The ED and the Court made clear that these discharges as part of a settlement are not determinations that the pending BDTR claims are valid and the fact of the settlement discharge cannot be used as evidence of any determination of wrongdoing by the institutions. However, despite the fact that the loans are discharged per the settlement, the ED may still attempt to separately adjudicate the associated BDTR claims and follow the regulatory process for seeking recoupment from the institutions for such claims.
In addition, Kaplan could be the subject of future compliance reviews or lawsuits related to formerly owned KU and KHE schools in connection with the pre-sale conduct of such schools that could result in monetary liabilities or fines or other sanctions against Kaplan.
Kaplan North America Supplemental Education
In 2022, KNA’s Supplemental Education included all products of the former KTP and KP segments, including exam preparation, professional licensure and certification, and corporate training and continuing education. KNA offers a wide array of programs and services across various markets focusing on lifetime value creation and professional lifecycles. These markets are discussed below.
In 2022, KNA served over 835,000 students through its exam preparation, professional licensure and certification, and corporate training and continuing education programs and related products (such as tutoring, online question banks and online practice tests), excluding sales of test prep books by third-party retailers. Since the end of the first quarter of 2020, virtually all KNA exam preparation programs have been offered online, typically in a live online classroom or a self-study format, while some programs have continued in person. Private tutoring services are provided online. In 2022, KNA served approximately 3,200 business-to-business clients, including approximately 154 Fortune 500 companies.
Pre-college and Social Sciences. KNA provides exam preparation for high school and graduate students under the Kaplan Test Prep, Manhattan Prep and Barron’s Educational Series brands for a broad range of standardized, high-stakes tests, including the SAT, ACT, GMAT and GRE. KNA also provides admissions consulting, tutoring and other advisory services.
Healthcare. KNA provides exam preparation for the medical college admissions test (MCAT) and professional licensure exam preparation for physicians (USMLE), nurses (NCLEX), pharmacists (NAPLEX), dentists (NBDE) and physician assistants (PANCE). Under the brand i-Human Patients, KNA offers online, simulated patient interaction training for medical health professionals, which is typically purchased by medical, nursing and physician assistant schools. KNA’s USMLE in-person programs are accredited and Student and Exchange Visitor Program (SEVP) approved for F-1 students and operate under the Kaplan Medical Prep brand. In 2021, KNA acquired a continuing medical education business for physicians, nurses and pharmacists which is accredited by Joint Accreditation for Interprofessional Continuing Education and operated under the brand Projects in Knowledge.
Legal and Government. KNA offers exam preparation for the law school admissions test (LSAT) and state bar licensure exam preparation for lawyers in 50 jurisdictions through Kaplan Bar Review and Preliminary Multistate Bar Review (PMBR). For the military, KNA offers the Armed Services Vocational Aptitude Battery (ASVAB) that measures developed abilities and helps predict future academic and occupational success in the military and offers practice test questions for Navy advancement exams on a subscription basis through Bluejacketeer.
Business and Financial. Professional licensure products are operated under the brands Dearborn Real Estate Education, Kaplan Real Estate Education, Bob Hogue School of Real Estate, Kaplan Financial Education and Kaplan Schweser. KNA helps professionals obtain certifications, licenses and designations to enable them to advance their careers. Additionally, KNA collaborates with organizations to solve their talent management challenges through customized corporate learning and development solutions. Through live and online instruction,

KNA provides professional license test preparation, licensing and continuing education, as well as leadership and professional development programs to businesses and individuals in the accounting, insurance, securities, real estate, financial services and wealth management areas.
Technology and Engineering. KNA offers licensing exam preparation for engineers, architects and designers under the brand name PPI. At the end of 2022, KNA ceased offering data science and analytics bootcamps to new cohorts and the last cohort graduated at the end of January 2023.
Publishing. Kaplan Publishing focuses on Kaplan Test Prep, Barron’s, and Manhattan Prep test preparation and reference resources sold through retail channels. At the end of 2022, Kaplan Publishing had 1,171 products available in print and digital formats, including 352 digital products.
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

Station, Location and Year Commercial Operation Commenced	National Market Ranking (a)	Primary Network Affiliation	Expiration Date of FCC License	Expiration Date of Network Agreement	Total Commercial Stations in DMA (b)
KPRC, Houston, TX, 1949	7th	NBC	Aug. 1, 2030	Dec. 31, 2025	14
WDIV, Detroit, MI, 1947	14th	NBC	Oct. 1, 2029	Dec. 31, 2025	9
WKMG, Orlando, FL, 1954	17th	CBS	Feb. 1, 2029	June 30, 2026	14
KSAT, San Antonio, TX, 1957	31st	ABC	Aug. 1, 2030	March 31, 2026	11
WJXT, Jacksonville, FL, 1947	41st	None	Feb. 1, 2029	—	7
WCWJ, Jacksonville, FL, 1966	41st	CW	Feb. 1, 2029	Aug. 31, 2025	7
WSLS, Roanoke, VA, 1952	71st	NBC	Oct. 1, 2028	Dec. 31, 2025	7
 _________________________________________________________________________________
(a) Source: 2022/2023 Local Television Market Universe Estimates, the Nielsen Company, November 2022 and effective January 1, 2023, based on television homes in DMA (see note (b) below).
(b) Full-power commercial TV stations, Designated Market Area (DMA) is a market designation of the Nielsen Company that defines each television market exclusive of another, based on measured viewing patterns.
Revenue from broadcasting operations is derived primarily from the sale of advertising time to local, regional and national advertisers. In 2022, advertising revenue accounted for 54.8% of the total for GMG’s operations. Advertising revenue is sensitive to a number of factors, some specific to a particular station or market and others more general in nature. These factors include a station’s audience share and market ranking; seasonal fluctuations in demand for airtime; annual or biannual events, such as sporting events and political elections; and broader economic and other market trends, including alternative advertising platforms, among others.
Regulation of Broadcasting and Related Matters
GMG’s television broadcasting operations are subject to the jurisdiction of the U.S. Federal Communications Commission (FCC) under the U.S. Federal Communications Act of 1934, as amended (the Communications Act). Each GMG television station holds an FCC license that is renewable upon application for an eight-year period. As shown in the table above, the current terms of the GMG station licenses expire in 2028 through 2030. GMG expects the FCC to grant future renewal applications for its stations in due course, but cannot provide any assurances that the FCC will do so.
Digital Television (DTV) and Spectrum Issues.  Each GMG station (and each full-power television station nationwide) broadcasts only in a digital format, which allows transmission of HDTV programming and multiple channels of standard-definition television programming (multicasting).
Television stations may receive interference from a variety of sources, including interference from other broadcast stations, that is below a threshold established by the FCC. That interference could limit viewers’ ability to receive television stations’ signals. The amount of interference received by television stations could increase in the future because of the FCC’s decision to allow electronic devices, known as “white space” devices, to operate in the television frequency band on an unlicensed basis on channels not used by nearby television stations.
In November 2017, the FCC voted to adopt rules authorizing broadcast television stations to voluntarily transition to a new technical standard, called Next Generation TV or ATSC 3.0. The new standard is designed to allow broadcasters to provide consumers with better sound and picture quality; hyper-localized programming, including news and weather; enhanced emergency alerts and improved mobile reception. The standard allows for the use of targeted advertising and more efficient use of spectrum, for example, by allowing for more multicast streams to be aired on the same six-megahertz channel. ATSC 3.0 is not backward compatible with existing television equipment, and the FCC’s rules require full-power television stations that transition to the new standard to continue broadcasting a signal in the existing DTV standard until the FCC phases out the requirement in a future order. A transitioning station’s DTV-formatted content must be substantially similar to the programming aired on its ATSC 3.0 channel until July17, 2023, five years from the date the rules in the original 2017 FCC order were finalized. In June 2022, the FCC opened a proceeding to determine whether to retain or extend the July 2023 sunset date. The FCC has not yet taken action in that proceeding.
GMG launched its first ATSC 3.0 stream in December 2020 for station WDIV-TV in Detroit; prior to the launch, WDIV-TV had applied for and was granted authority by the FCC to effectuate an ATSC 3.0 simulcasting arrangement with WMYD (licensed to Scripps Broadcasting Holdings, LLC) in the Detroit area. In 2021, two GMG stations each entered into simulcasting arrangements. First, in June 2021, GMG station WKMG-TV (Orlando) applied for and was granted authority by the FCC to effectuate an ATSC 3.0 simulcasting arrangement with another station in the Orlando area (WRBW-DT, licensed to Fox Television Stations, LLC). The station’s ATSC 3.0 stream was then launched along with the rest of the market on June 30, 2021. Second, in November 2021, GMG station KPRC-TV (Houston) applied for and was granted authority by the FCC to effectuate an ATSC 3.0 simulcasting arrangement with another station in the Houston area (KIAH, licensed to Tribune Media Company). The station’s ATSC 3.0 stream was launched on December 2, 2021. Further, on September 2022, WSLS-TV (Roanoke) applied for and was granted authority by the FCC to effectuate an ATSC 3.0 simulcasting arrangement with WSET-TV (Sinclair ABC), WDBJ (Gray Television CBS), WWCW (Nexstar Fox) and WZBJ (Gray Television MyNetwork) in the Roanoke market. As required by the FCC rules, each of the respective stations’ ATSC 3.0 streams is in addition to such station’s current DTV stream, which viewers continue to be able to view.
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
In April 2017, the FCC announced the completion of an incentive auction in which certain broadcast television stations bid to relinquish spectrum or move to a different spectrum band in exchange for a share of the revenues obtained by auctioning the reallocated broadcast spectrum for use by wireless broadband providers. None of GMG’s stations participated in the incentive auction. However, certain GMG stations–specifically, WDIV, WSLS, WCWJ and WJXT–were required to move to new channel allotments in order to free up a nationwide block of spectrum for wireless broadband use. The FCC adopted rules requiring this “repacking” of broadcast television stations to new channels to be completed within 39 months after the incentive auction closed, with earlier deadlines set for particular stations in order to stagger the transition to new channels. The WSLS transition was completed on September 11, 2019, the WCWJ and WJXT transitions were completed on January 16, 2020 and the WDIV transition was completed on September 16, 2020 (following tolling of its assigned deadline due to delays related to the COVID-19 pandemic).
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
To date, each repacked commercial television station, including each of the repacked GMG stations, has been allocated a reimbursement amount equal to approximately 94% of the station’s estimated repacking costs, as verified by the FCC’s fund administrator. Receipt of the allocated funds is subject to FCC approval of particular requests for reimbursement of actual costs fully incurred. By October 8, 2021, stations that transitioned in the first half of the 39-month post-auction repack had to submit all remaining invoices for incurred expenses. WSLS, which transitioned in the first half of the post-auction repack, complied with this deadline. The remaining GMG stations submitted all remaining invoices in compliance with the March 22, 2022 deadline.
In March 2020, the FCC announced the reformation of the 3.7-4.2 GHz band (C-band) through a public auction of the lower 280 megahertz of these frequencies (3.7-3.98 GHz). This auction, which concluded February 2021, allows winning bidders to use the 3.7-3.98 GHz frequencies for wireless broadband services. However, this spectrum reallocation requires the relocation of incumbent C-band satellite operations—including those used to deliver programming to television stations–to a “repacked” 4.0-4.2 GHz band. In exchange for a portion of the auction proceeds, satellite operators have chosen to relocate their operations pursuant to an “accelerated” relocation timeline.
GMG’s television stations receive programming from the relocating satellite operators, which requires the transition of operations at GMG stations through the installation of antenna filters, repointing and retuning of antennas, and other activities. Although GMG elected to have the satellite operators manage these transition efforts, GMG coordinated with the satellite operators and submitted various filings to the FCC to confirm the transition eligibility of its stations and ensure the stations remain protected from harmful interference post-transition.
The first phase of the “accelerated” C-band transition concluded December 5, 2021, and the deadline for the second phase is December 5, 2023. GMG anticipates that the satellite operators and the FCC may request additional information about GMG’s stations to complete the second phase of the transition.
The FCC is considering whether to allow unlicensed devices to operate in other bands of spectrum used by broadcast television stations, including the 6 GHz and 13 GHz bands, which are used for electronic news gathering and other broadcast auxiliary services. Broadcasters have urged the FCC to ensure that broadcast operations are protected against interference from unlicensed devices in these and other bands of spectrum. An FCC decision in any proceeding opening bands of spectrum to use by unlicensed devices could cause interference to certain operations of GMG’s stations.
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
The Communications Act and the FCC rules allow a commercial television broadcast station, under certain circumstances, to insist on mandatory carriage of its signal on cable systems serving the station’s market area (must carry). Alternatively, stations may elect, at three-year intervals, to forgo must-carry rights and allow their signals to be carried by cable systems only pursuant to a “retransmission consent” agreement. Commercial television stations also may elect either mandatory carriage or retransmission consent with respect to the carriage of their signals on direct broadcast satellite (DBS) systems that provide “local-into-local” service (i.e., distribute the signals of local television stations to viewers in the local market area). Stations that elect retransmission consent may negotiate for compensation from cable and DBS systems in exchange for the right to carry their signals. Each of GMG’s television stations has elected retransmission consent for both cable and DBS operators, and each is carried on all of the major cable and DBS systems serving each station’s respective local market pursuant to retransmission consent agreements. Retransmission consent elections must be made every three years. The most recent election deadline was October 1, 2020; all GMG stations elected retransmission consent for both cable and DBS operators. The 2020 election process was simpler and less time-intensive than prior processes, as the FCC in July 2019 moved to an electronic election system that now allows broadcasters to post their carriage elections online and to send notices to covered MVPDs electronically. The next election deadline is October 1, 2023 and will follow the same process.
Recent statutory changes have required the FCC to modify its rules governing retransmission consent negotiations. The Television Viewer Protection Act, enacted on December 20, 2019, made changes to the “good faith” standards for retransmission consent negotiations, calling for the FCC to implement regulations requiring “large station groups” (groups of television broadcast stations that have a national audience reach of more than 20%) to negotiate in good faith with MVPD “buying groups” (entities that negotiate on behalf of multiple small MVPDs). GMG does not qualify as a “large station group” under the statute and therefore is not subject to this obligation. While GMG does not anticipate that these rules will materially affect its bargaining position in retransmission consent negotiations, if Congress or the FCC were to enact further changes to the retransmission consent rules (such as by requiring small station groups like GMG to negotiate with MVPD buying groups, mandating continued carriage of a station’s signal by an MVPD during a retransmission consent dispute, or otherwise giving MVPDs heightened bargaining power), such changes could have a material effect on retransmission consent revenues.
In 2014, the FCC opened a proceeding to consider whether certain internet-based programming distribution services, called “virtual” MVPDs, should be classified as MVPDs and thus subject to the retransmission consent rules. The FCC has not yet taken action in that proceeding. Because the retransmission consent rules at present do not apply to virtual MVPDs such as YouTube TV and Hulu + Live TV, the broadcast networks negotiate agreements with virtual MVPDs that are presented to their affiliates as “opt-in” agreements, and local affiliates of the broadcast networks are unable to negotiate directly with virtual MVPDs to reach agreements for the carriage of their signals. Unless the FCC rules that virtual MVPDs should be classified as MVPDs, GMG may be unable to negotiate carriage agreements with these distribution services that include the payment of market-based retransmission fees.

The FCC has also considered proposals to alter its rules governing network non-duplication and syndicated exclusivity. Nearly nine years ago, in March 2014, the FCC solicited comments on a proposal to eliminate its network non-duplication and syndicated exclusivity rules, which restrict the ability of cable operators, direct broadcast satellite systems and other distributors classified by the FCC as MVPDs to import the signals of out-of-market television stations with duplicate programming during retransmission consent disputes or otherwise. The FCC has not acted on that proposal to date. If Congress or the FCC were to enact further changes to the exclusivity rules, such changes could materially affect the GMG stations’ bargaining position in future retransmission consent negotiations.
Ownership Limits.  The Communications Act and the FCC’s rules limit the number and types of media outlets in which a single person or entity may have an attributable interest. The FCC is required by statute to review its media ownership rules (with the exception of the national television ownership rule, discussed below) every four years to determine whether those rules remain necessary in the public interest as the result of competition. This process is referred to as the quadrennial review. In November 2017, the FCC conducted such a review and voted to eliminate certain of its ownership limit restrictions and to modify others. This FCC decision was challenged in court, and the Third Circuit Court of Appeals set aside the FCC’s decision in November 2019. However, the FCC appealed the Third Circuit court’s decision, and on April 1, 2021, the U.S. Supreme Court reversed that decision. This means that the current media ownership rules reflect the November 2017 changes. The current ownership rule most relevant to GMG is the local television ownership rule. The rule prohibits one broadcaster from owning (or having an attributable interest in) two full-power television stations licensed to the same Nielsen DMA if both of them are ranked among the top four stations in the market, unless the broadcaster can demonstrate to the FCC that the combination serves the public interest. Ownership of more than two top-four, full-power television stations is generally prohibited.
Prior to the decisions of the Third Circuit and Supreme Court, the FCC initiated a quadrennial review of its media ownership rules in December 2018. That proceeding remains open. In June 2021, the FCC solicited comments to refresh the record following the Supreme Court decision that effectively reinstated the November 2017 rule changes, but no action has been taken in that proceeding to date.
On December 22, 2022, the FCC initiated the most recent quadrennial review of its media ownership rules, including the local television ownership rule. The FCC has invited comments that address changes in the media marketplace, technological developments and public interest considerations relevant to the media ownership rules, among others. GMG’s ability to enter into certain transactions in the future may be affected by the resolution of the 2022 and/or 2018 FCC quadrennial review proceedings.
Under the national television ownership rule, a single person or entity may have an attributable interest in an unlimited number of television stations nationwide, as long as the aggregate audience reach of such stations does not exceed 39% of nationwide television households and as long as such interest complies with the FCC’s other ownership restrictions. In 2016, the FCC eliminated the 50% Ultra High Frequency (UHF) discount, under which stations broadcasting on UHF channels are credited with only half the number of households in their market for purposes of calculating compliance with the 39% cap. However, the FCC reversed that decision in early 2017, concluding that the UHF discount should not be altered except in connection with a broader review of the national ownership cap. The reinstatement of the UHF discount was upheld by the D.C. Circuit in the summer of 2018. In December 2017, the FCC initiated a rule-making proceeding seeking comments regarding its authority to modify or eliminate the national television ownership cap, which was set at 39% by statute, as well as the potential elimination of the UHF discount. That proceeding remains open.
Programming.  Six of GMG’s seven stations are affiliated with one or more of the national television networks that provide a substantial amount of programming to their television station affiliates. The expiration dates of GMG’s affiliation agreements are set forth at the beginning of this Television Broadcasting section. WJXT, one of GMG’s Jacksonville stations, has operated as an independent station since 2002. In addition, each of the GMG stations receives programming from syndicators and other third-party programming providers. GMG’s performance depends in part on the quality and availability of third-party programming broadcast by its stations, and any substantial decline in the quality or availability of this programming could materially affect the ability of GMG and its competitors to attract viewers, generate advertising revenues or enter into certain transactions in the future.
Public Interest Obligations.  To satisfy FCC requirements, stations generally are expected to air a specified number of hours of programming intended to serve the educational and informational needs of children and to complete reports on a quarterly basis concerning children’s programming. In July 2019, the FCC modified these rules to provide broadcasters with more flexibility in meeting the public interest obligations. Among other things, these rules allow up to 52 hours per year of children’s programming to consist of educational specials and/or short-form programming. The prior rules required all qualifying programming to be regularly scheduled and aired in 30-minute blocks. While stations are required to air the substantial majority of their educational and informational children’s programming on their primary program stream, under the current rules they may now air up to 13 hours per quarter of regularly scheduled weekly programming on a multicast stream. In addition, the FCC requires stations to limit the amount of advertising that appears during certain children’s programs.
Other FCC regulations and policies ensure that broadcast licensees operate in the public interest, including rules requiring the disclosure of certain information and documents in an online public inspection file; rules requiring the closed-captioning of programming to assist television viewing by the hearing impaired; video description rules to assist television viewing by the visually impaired; rules concerning the captioning of video programming distributed via the internet; rules governing the broadcast of emergency alerts, and rules concerning the volume of commercials. Compliance with these rules imposes additional costs on the GMG stations that could affect GMG’s operations.
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
Broadcast Indecency.  The FCC’s policies prohibit the broadcast of indecent and profane material during certain hours of the day, and the FCC may impose monetary forfeitures when it determines that a television station has violated that policy. Broadcasters have repeatedly challenged these rules in court, arguing, among other things, that the FCC has failed to justify its indecency decisions adequately, that the FCC’s policy is too subjective to guide broadcasters’ programming decisions and that its enforcement approach otherwise violates the First Amendment. In June 2012, the U.S. Supreme Court held that certain fines against broadcasters for “fleeting expletives” and “fleeting nudity” were unconstitutional because the FCC failed to provide clear, advance notice to broadcasters of what the FCC deemed to be indecent, but it also upheld the FCC’s general authority to regulate broadcast decency. The Company cannot predict how GMG’s stations may be affected by the FCC’s current or future interpretation and enforcement of its indecency policies.
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
Group Dekko Inc.
Group Dekko Inc. (Dekko) is an electrical solutions company that focuses on innovative power charging and data systems; industrial and commercial indoor lighting solutions; and the manufacture of electrical components and assemblies for medical equipment, transportation, industrial and appliance products. Dekko, founded in 1952, is headquartered in Fort Wayne, IN, and operates 11 facilities in four states and Mexico.
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

HEALTHCARE
Graham Healthcare Group
Graham Healthcare Group (GHG) provides home health, hospice and palliative services to approximately 70,000 patients annually. GHG operates 18 home health, 10 hospice and four palliative care operating units in Michigan, Illinois, Pennsylvania, Kansas, Missouri, Ohio and Florida. Sixteen of GHG’s 32 operating units are operated through joint ventures with health systems and physician groups. The remainder are wholly owned and operated under the “Residential” brand name. Home health services include a wide range of health and social services delivered at home to recovering, disabled or chronically ill persons in need of medical, nursing, social or therapeutic treatment and assistance with the essential activities of daily living. Hospice care focuses on relieving symptoms and supporting terminally ill patients with a life expectancy of six months or less. Hospice care involves an interdisciplinary approach to the provision of medical care, pain management and emotional and spiritual support, with an emphasis on comfort, not curing. Hospice services can be provided in the patient’s home, as well as in free-standing hospice facilities, hospitals, nursing homes and other long-term care facilities. Palliative care is a specialized form of medicine provided by nurse practitioners that aims to enhance the quality of life of patients who are faced with serious illness and their families. It focuses on increasing comfort through prevention and treatment of distressing symptoms. In addition to expert symptom management, palliative care focuses on clear communication, advance planning and coordination of care. Each GHG operating unit offers care coordination, healthcare solutions and clinical expertise. All home health and hospice operations are Medicare certified and accredited by the Accreditation Commission for Health Care (ACHC) or are in the process of being ACHC accredited. GHG derives 90% of its revenues for home health and hospice services from Medicare. The remaining sources of revenue are from Medicaid, commercial insurance and private payors.
GHG also operates a nationwide specialty pharmacy licensed in 38 states that serves patients suffering from chronic illness through its Clinical Specialty Infusions, LLC (CSI Pharmacy) business located in Texarkana, Texas. CSI Pharmacy specializes in treating rare diseases with biologics and plasma-derived therapies, with revenues derived primarily from intravenous immunoglobulin (IVIG) therapy. CSI Pharmacy delivers products to patients’ homes and employs nurses to provide specialized infusion therapies on a monthly basis. Through its Clarus Care, LLC (Clarus) business in Nashville, Tennessee, GHG provides call management solutions to physician groups and hospitals. Clarus replaces traditional human-staffed answering services with a SaaS-based solution. Clarus streamlines calls, eliminates patient hold times, and manages referrals and new appointments. The solution eliminates delays, call routing errors and malpractice risk inherent with traditional call centers. Through Weiss Medical, GHG operates a full-service physician practice based in Riverdale, New Jersey. Weiss has expertise in all allergic and immunologic conditions, and specializes in challenging cases. The practice also offers infusion services.
In 2022, GHG acquired two businesses, The Skin Clique and Surpass Behavioral Health. The Skin Clique is a physician-led provider of at-home dermatology and professional aesthetics based in Charleston, South Carolina serving private clients in over 20 states. The Skin Clique generates a majority of its revenue from Botox and Xeomin, and the remaining revenue from skin peels, Ultherapy, lip and face fillers, and skin care subscription boxes. The Skin Clique utilizes approximately 150 licensed nurse practitioner and physician assistant providers that develop clients via their personal network. Ray Beyond Behavioral Corporation, dba Surpass Behavioral Health, is a multi-state provider of Applied Behavior Analysis (ABA) clinics headquartered in Nashville, Tennessee. Surpass Behavioral Health operates approximately 28 ABA clinics with 449 clinicians and 37 back-office employees throughout Kentucky, South Carolina, Georgia, Pennsylvania and Florida as well as a school program in Pennsylvania and a community living program in Kentucky. The majority of its revenue is center-based, with a smaller portion from school settings, and the remaining from telehealth and adult programs.
AUTOMOTIVE
Graham Automotive LLC
The Company owns a 90% interest in six automotive dealerships in the Washington, D.C. area: Honda of Tysons Corner in Virginia, Lexus of Rockville in Maryland, Jeep in Bethesda, Maryland, Ford of Manassas in Virginia, and in July 2022, the Company acquired a 90% interest in two dealerships in Woodbridge, VA, a Toyota dealership and a Chrysler-Dodge-Jeep-Ram dealership. The Company has a management services agreement with an entity affiliated with Christopher J. Ourisman, a member of the Ourisman Automotive Group family of dealerships, to operate and manage the operations of the dealerships. The Company also owns CarCare To Go, which provides valet repair services to and from a network of dealership service centers in the Washington, D.C. area.
OTHER ACTIVITIES
Leaf Group Ltd.
In June 2021, the Company acquired Leaf Group Ltd. (Leaf), headquartered in Santa Monica, California. Leaf is a diversified consumer internet company that builds creator-driven brands in lifestyle and home and art design categories. Through its Society6 Group, Leaf operates leading art and design marketplaces where large communities of artists and designers can market and sell their original art and designs printed on a wide variety of products. Its made-to-order marketplaces, consisting of Society6.com (Society6) and its wholesale channel (collectively, Society6 Group), provide artists and designers with an online commerce platform to feature and sell their original art and designs on an array of consumer products primarily in the home décor category. Society6 Group’s wholesale channel sells products to trade and hospitality clients, as well as retail distribution partners. Through Leaf’s Saatchi Art Group, including SaatchiArt.com (Saatchi Art) and its art fair event brand, The Other Art Fair, Leaf provides an online art gallery where a global community of artists exhibit and sell their original artwork directly to consumers through a curated online gallery, virtual reality or in-person at art fairs hosted in the United Kingdom, Australia and the U.S. Saatchi Art’s online art gallery features a wide selection of original paintings, drawings, sculptures and photography. Leaf’s Media Group consists of a diverse portfolio of media properties that educate and inform consumers across a wide variety of life topics, including fitness and wellness brands such as Well+Good and Livestrong.com, Hunker in the home and design space and Only In Your State in the travel sector. Together with these premium brands, Leaf owns and operates or hosts and operates over 45 websites focused on specific categories or interests. Leaf generates the majority of its media revenue from the sale of advertising.
Clyde’s Restaurant Group
In July 2019, the Company acquired Clyde’s Restaurant Group (Clyde’s). Clyde’s, founded in 1963, owns and operates 11 restaurants and entertainment venues in the Washington, D.C. metropolitan area, including six Clyde’s locations, Old Ebbitt Grill, The Hamilton, 1789 Restaurant, Fitzgerald’s and The Tombs.
Framebridge, Inc.
Framebridge provides high-quality, affordable and fast custom framing directly to consumers. Through its website, app and retail locations, Framebridge offers consumers the option to drop off or ship artwork, pictures and other personal objects directly to Framebridge to be custom framed and then delivered directly to a customer or a retail store for in-store pick up. Framebridge is headquartered in Washington, D.C., has five retail locations in the Washington, D.C./Maryland/Northern Virginia market, five locations in Manhattan and Brooklyn, NY, one in Hoboken, NJ, three in Chicago, two in Atlanta, GA, two in Boston, one in Philadelphia, and two manufacturing facilities in Kentucky and New Jersey.
Code3
Code3 is a marketing and insights company that manages digital advertising for global brands and early-stage companies. It delivers media, creative and data services to transform consumer and performance data into planning, content, media activation and measurement to maximize ROI. Code3 works across platforms such as Facebook, Instagram, Amazon, Google, Twitter, Pinterest, Snapchat and YouTube. The legacy business surrounding the Audience Intelligence Platform has been operated since the beginning of 2021 as a separate software company under the name, Decile LLC. “Code3” is the trade name of Social Code, LLC and Marketplace Strategy, LLC.
Decile LLC
Decile LLC (Decile) is a customer data and analytics software company that helps marketers extract value from their proprietary first-party customer and sales data. Decile provides software and services to help its business clients better understand customer personas, customer acquisition and retention, product analytics and how to increase profitable growth.
The Slate Group LLC
The Slate Group LLC (Slate) publishes Slate, an online magazine. Slate features articles and podcasts analyzing news, politics and contemporary culture and adds new material on a daily basis. Content is supplied by the magazine’s own editorial staff, as well as by independent contributors. As measured by The Slate Group, Slate had an average of more than 15 million unique visitors per month and averaged more than 42 million page views per month across desktop and mobile platforms in 2022. The Slate Group owns an interest in E2J2 SAS, a company incorporated in France that produces two French-language news magazine websites at slate.fr and slateafrique.com. The Slate Group provides content, technology and branding support.
Pinna LLC
Pinna LLC (Pinna) is an audio-first children’s media company offering an on-demand subscription service that delivers curated audio programming for children, all in one place, including podcasts, audio shows, audiobooks and music. The service offers children an ad-free, screen-free way to play and listen. Pinna creates and produces award-winning, original shows and partners with best-in-class brands and top creative talent to deliver age-appropriate, high-quality, highly entertaining audio experiences for three- to 12-year-olds.

The FP Group
The FP Group produces Foreign Policy magazine and the ForeignPolicy.com website, which cover developments in national security, international politics, global economics and related issues. The site features blogs, unique news content, specialized channels and newsletters, and podcasts focusing on regions and topics of interest. The FP Group provides insight and analysis into global affairs for government, military, business, media and academic leaders. FP Events also produces a growing number of live and virtual events, bringing together government, military, business and investment leaders to discuss important regional and topical developments and their implications.
City Cast LLC
City Cast LLC (City Cast) is a network of daily local news podcasts in cities around the country, accompanied by a daily email newsletter about local communities, including local news, events and places. Currently City Cast is available in Chicago, Denver, Houston, Salt Lake City, Pittsburgh, D.C., Madison, Portland, Philadelphia, Las Vegas and Boise.
COMPETITION
Kaplan
Kaplan’s businesses operate in fragmented and competitive markets. Each of KI’s businesses competes in disaggregated markets with other for-profit institutions and companies (ranging in size from large for-profit universities to small competitors offering English-language courses) and, in certain instances, with government-supported schools and institutions that provide similar training and educational programs. Competitive factors vary by business and include program offerings, ranking of university partners, convenience, quality of instruction, reputation, placement rates, student services and cost. KI derives its competitive advantage from, among other things, delivering high-quality education and training experiences to students, having name brand recognition across multiple markets, developing strong relationships with corporate clients and recruitment partners and offering competitive pricing. KNA competes with companies that provide various education technology solutions, consumer test and licensure preparation and course delivery, corporate training, university administrative support for online programs and courses, curriculum development, overall online program development and analytics for colleges and universities, as well as support for corporate, employer and employee education programs. The market for KNA’s services and products, and especially its higher education services and products, is dynamic and rapidly evolving, and several competitors offer a mix of some of the same products and services or are seeking to move into the markets in which KNA operates. Competitive factors in these KNA markets include 1) the ability to deliver a wide range of educational services and programs to clients across all levels of programs and administrative functions; 2) cost effectiveness; 3) expertise in marketing, recruitment and program delivery; 4) student outcomes and satisfaction; 5) the ability to invest in start-up and scaling initiatives; 6) reputation; and 7) compliance with laws and the ability to navigate complex regulatory requirements. KNA’s ability to effectively compete in the higher education services markets will depend in large part on its successful delivery and navigation of these factors. While the competitive landscape is expanding, KNA’s resources, capabilities and experience are key differentiators in the market. Similarly, KNA’s supplemental education products and services compete with a wide range of national, regional, local, online and location-based competitors. Competitors vary by test, with many focused on preparing students for a single high-stakes test. For its curricular and assessment services, KNA has a number of national competitors as well as competitors focused on preparation for particular tests. Competitive factors for the supplemental education products vary by product line and include price, features, modality, schedule and reputation. Although KNA faces intense competition and shifting consumer preferences in these areas, particularly with respect to online test preparation, where some new competitors are offering lower-cost and free test preparation products, KNA, and particularly Kaplan Test Prep, remains a leading name in test preparation owing in part to its technical expertise and capabilities, quality of instructors, content, curricula, longevity and reputation in the industry. KNA’s professional licensure training and preparation and corporate training products and services offer a broad portfolio of products, many within highly regulated and mature industries, including securities, insurance, real estate and wealth management, where competition includes a wide variety of national, regional and local companies seeking the same market share and resulting in deep price discounting and commoditization of offerings.
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
Competition continues to increase from established and emerging online distribution platforms. Movies and other video programming increasingly are available on an on-demand basis through a variety of online platforms, which include free access on the websites and apps of the major TV networks, ad-supported viewing on platforms such as Hulu, and subscription-based access through services such as Netflix. In addition, online-only subscription services offering live television services have been launched both by traditional pay-TV competitors (such as DISH and DirecTV) and newer entrants (such as YouTube TV and Fubo). The Company has entered into agreements for some of its stations to be distributed via certain of these services, typically through opt-in agreements negotiated by the stations’ affiliated networks. Participation in these services has given the Company’s stations access to new distribution platforms. At the same time, competition from these various platforms could adversely affect the viewership of the Company’s television stations via traditional platforms and/or the Company’s strategic position in negotiations with pay-TV services. In addition, the networks’ increased role in negotiating online distribution arrangements for their affiliated stations, together with the networks’ imposition of higher fees on affiliated stations in exchange for broadcast and traditional pay-TV retransmission rights, may have broader effects on the overall network-affiliate relationship, which the Company cannot predict.
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
Dekko
Dekko has three distinct product families that compete in fragmented, competitive global markets: power and data distribution for office and furniture products, lighting solutions, and electrical harness manufacturing. These products are sold through dealer and distribution channels and original equipment manufacturer customers, focused primarily on the North American market. While all markets and products are price sensitive, technology, engineering solutions, quality and delivery performance are critical in purchase decisions. Dekko’s multiple long-term relationships, high-quality manufacturing facilities, engineering support and reputation as a solutions provider, in addition to being a product supplier, all contribute to sustaining its competitive advantages.
Graham Healthcare Group
The home health and hospice industries are extremely competitive and fragmented, consisting of both for-profit and nonprofit companies. According to the Medicare Payment Advisory Commission’s July 2022 Data Book, there are approximately 11,474 Medicare-certified home health agencies and approximately 5,058 hospices in the U.S., with the number of active home healthcare providers rapidly increasing. GHG markets its services to physicians, discharge planners and social workers at hospitals, nursing homes, senior living communities and physicians’ offices through a direct sales model. GHG differentiates its offerings based on response time, clinical programming, clinical outcomes and patient satisfaction. Throughout the seven states in which it operates, GHG competes primarily with both privately owned and hospital-operated home health and hospice service providers. The competitive landscape for other healthcare services provided by GHG is highly fragmented, with competition from a number of small providers and a few national companies.
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
Leaf
Leaf operates in highly competitive and developing industries that are characterized by rapid technological change, a variety of business models and frequent disruption of incumbents by innovative entrants. Its art and design marketplaces, Society6 Group and Saatchi Art Group, compete with a wide variety of online and brick-and-mortar companies selling comparable products. Its made-to-order marketplace business, Society6 Group, primarily competes with companies that also utilize a made-to-order business model whereby consumer products featuring artist designs are produced by third-party fulfillment partners and shipped directly to customers, such as Redbubble, Zazzle, Art.com, Shutterfly and Minted, as well as companies that offer broader home décor and apparel products, such as Amazon, Etsy and Wayfair. Its online art gallery and in-person art fair business, Saatchi Art Group, competes with traditional offline art galleries, art consultants and online platforms selling original artwork, such as Artfinder, Artspace, Rise Art, Singulart, eBay and Amazon Art, as well as various art fairs that feature reasonably priced artwork from emerging artists, such as The Affordable Art Fair. Leaf’s marketplaces must successfully attract, retain and engage both buyers and sellers to use its platforms and attend its fairs. The principal competitive factors for such marketplaces include the quality, price and uniqueness of the products, artwork or services being offered; the selection of goods and artists featured; the ability to source numerous products efficiently and cost-effectively with respect to its made-to-order products; customer service; the convenience and ease of the shopping experience; and its reputation and brand strength. Competition is expected to continue to intensify as online and offline businesses increasingly compete with each other and the barriers to enter online channels are reduced. For properties within its Media Group, Leaf faces intense competition from a wide range of competitors, including those of much larger scale. These markets are rapidly evolving, highly fragmented and competition could increase in the future as more companies enter the space. The Media Group competes for advertisers on the basis of a number of factors, including return on marketing expenditures, price of its offerings, and the ability to deliver large audiences or precise types of segmented audiences. Principal competitors in this space currently include various online media companies ranging from large internet media companies to specialized and enthusiast properties that focus on particular areas of consumer interest, as well as social media outlets such as Facebook, TikTok, YouTube, Snapchat, Instagram and Pinterest, where brands and advertisers are focusing a significant portion of their online advertising spend in order to connect with their customers. Some of its competitors have larger audiences and more financial resources and many of its competitors are making significant investments in order to compete with various aspects of this business. Many of Leaf’s current competitors have, and potential competitors may have, substantially greater financial, marketing and other resources than Leaf; greater technical capabilities; greater brand recognition; longer operating histories; differentiated products and services; and larger customer bases. These resources may help some of these competitors and potential competitors respond more quickly as the industry and technology evolves, focus more on product innovation, adopt more aggressive pricing policies and devote substantially more resources to website and system development.
Clyde’s
The restaurant industry is highly competitive. Clyde’s competes with national and regional chains and independent, locally owned restaurants for customers and personnel. The principal bases for competition are types of food and service, quality, price, location, brand and attractiveness of facilities.
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

Decile
Decile faces competition from lower-cost providers that provide a narrower data analytics offering. In addition, at higher price points aimed at larger marketers ($50M+ annual revenue), there are several large customer data platform competitors that attempt to unify many disparate sources of data to improve omnichannel advertising outcomes. Decile seeks to maintain a competitive advantage by providing a better view of customer personas and their associated value and making it easier for clients to activate those customers in a more personalized way. Decile’s third-party data enrichment capabilities and advanced analytics serve as key differentiators in the mid-market space where those capabilities are not available at a competitive price.
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
Pinna
Pinna is currently the only ad-free, audio on-demand streaming service designed just for children that offers multiple audio formats in one space that complies with the Children’s Online Privacy Protection Act (COPPA). The market for children’s subscription digital media entertainment is large. It includes media subscription services for families, subscription services for children, online learning/gaming destinations, audiobooks and podcasts for children, gaming subscriptions and free digital content. Key differentiators for Pinna include its access to multiple audio formats and its offering of curated best-in-class brands and original shows all in one ad-free COPPA-compliant place.
City Cast
City Cast is the only national network of daily local podcasts and newsletters. City Cast faces significant competition in all aspects of its business. Several companies operate large national networks of local daily newsletters, notably Axios and 6am City, both of which have many more subscribers than City Cast. There are also single-city daily newsletters–often created by the local newspaper–in every city where City Cast is located. On the podcasting side, public radio stations in most City Cast markets create local podcasts, as do some commercial radio stations. City Cast competes for advertising dollars with all these newsletter and podcast competitors, as well as with local radio, newspaper, TV and digital outlets.
EXECUTIVE OFFICERS
The executive officers of the Company, each of whom is elected annually by the Board of Directors, are as follows:
Donald E. Graham, age 77, has been Chairman of the Board of the Company since September 1993 and served as Chief Executive Officer of the Company from May 1991 until November 2015. Mr. Graham served as President of the Company from May 1991 until September 1993 and prior to that had been a Vice President of the Company for more than five years. Mr. Graham also served as Publisher of The Washington Post (the Post) from 1979 until September 2000 and as Chairman of the Post from September 2000 to February 2008.
Timothy J. O’Shaughnessy, age 41, became Chief Executive Officer of the Company in November 2015. From November 2014 until November 2015, he served as President of the Company. He was elected to the Board of Directors in November 2014. From 2007 to August 2014, Mr. O’Shaughnessy served as chief executive officer of LivingSocial, an e-commerce and marketing company that he co-founded in 2007. Mr. O’Shaughnessy is the son-in-law of Donald E. Graham, Chairman of the Company.
Andrew S. Rosen, age 62, became Executive Vice President of the Company in April 2014. He became Chairman of Kaplan, Inc. in November 2008 and served as Chief Executive Officer of Kaplan, Inc. from November 2008 to April 2014 and from August 2015 to the present. Mr. Rosen has spent more than 35 years at the Company and its affiliates. He joined the Company in 1986 as a staff attorney with the Post and later served as assistant counsel at Newsweek. He moved to Kaplan in 1992 and held numerous leadership positions there before being named Chairman and Chief Executive Officer of Kaplan, Inc.
Wallace R. Cooney, age 60, became Senior Vice President–Finance and Chief Financial Officer of the Company in April 2017. Mr. Cooney served as the Company’s Vice President–Finance and Chief Accounting Officer from 2008 to 2017. He joined the Company in 2001 as Controller.

Jacob M. Maas, age 46, became Executive Vice President of the Company in January 2022, prior to which he served as Senior Vice President–Planning and Development beginning October 2015. Prior to joining the Company, he served as executive vice president of operations and head of corporate development at LivingSocial, an e-commerce and marketing company that he joined as chief financial officer in 2008.
Nicole M. Maddrey, age 58, became Senior Vice President, General Counsel and Secretary of the Company in April 2015. Ms. Maddrey joined the Company in 2007 as Associate General Counsel. Prior to joining the Company, Ms. Maddrey served as Special Counsel in the Division of Corporation Finance at the U.S. Securities and Exchange Commission.
Marcel A. Snyman, age 48, became Vice President and Chief Accounting Officer of the Company in January 2018. Mr. Snyman served as Controller of the Company from 2016 to 2018, prior to which he served as Assistant Controller beginning in April 2014 and Director of Accounting Policy beginning in July 2008.
Sandra M. Stonesifer, age 38, became Vice President–Chief Human Resources Officer of the Company in January 2021. Prior to joining the Company, Ms. Stonesifer was a consultant with S-Squared Consulting, an organization development consulting company.
HUMAN CAPITAL
The Company employs approximately 19,527 people worldwide, of which approximately 12,327 are employed in the U.S. and approximately 7,200 are employed outside the U.S. Employment across each of the Company’s businesses is further discussed below.
In the education segment, Kaplan employs approximately 6,500 people on a full-time basis in 26 countries. Kaplan also employs substantial numbers of part-time employees who serve in instructional and administrative capacities. Kaplan’s part-time workforce comprises approximately 3,500 individuals in 16 countries. Collectively, in the U.S. and Canada, 95 Kaplan employees are represented by a union. In countries where Kaplan has a presence but union membership is not disclosed to the employer–the U.K., Australia and Singapore–there may be union represented employees as well.
In the television broadcast segment, Graham Media Group has approximately 988 employees, including 948 full-time employees and 40 part-time employees, of whom approximately 104 are represented by a union.
In the manufacturing segment, Hoover has approximately 412 full-time employees, of whom 23 are represented by a union. Dekko has approximately 1,298 full-time employees and six part-time employees, none of whom is represented by a union. Joyce/Dayton Corp. has approximately 177 full-time employees, none of whom is represented by a union. Forney has approximately 110 full-time employees, of whom 41 are represented by a union.
In the healthcare segment, Graham Healthcare Group has approximately 1,715 full-time employees and 436 part-time employees. None of these employees is represented by a union.
In the automotive segment, Graham Automotive employs approximately 781 full-time employees. None of these employees is represented by a union.
In other businesses, Leaf Group employs 420 full-time employees, none of whom is represented by a union. Clyde’s has approximately 159 full-time employees and 1,610 part-time employees, none of whom is represented by a union. Framebridge has approximately 591 employees, including 67 seasonal workers, none of whom is represented by a union. Code3 has approximately 186 full-time employees, none of whom is represented by a union. Decile has 36 full-time employees, none of whom is represented by a union. Slate employs 115 full-time employees and four part-time employees, of whom approximately 49 are represented by a union. Pinna employs seven full-time employees, none of whom is represented by a union. The FP Group has 57 full-time employees and two part-time employees, of whom approximately 13 are represented by a union. City Cast has 58 full-time employees and two part-time employees.
The parent Company has approximately 74 full-time employees and one part-time employee, none of whom is represented by a union.
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
Compensation and Benefits. The Company offers strong compensation and benefits programs to its employees. Depending on the business unit, employee benefits may include healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, employee assistance programs, tuition assistance programs, a matching gifts program, bonuses, long-term incentive compensation plans, pension participation and a 401(k) Plan. The Company also offers a small group of eligible employees certain equity-based grants under the Company’s Incentive Compensation Plan with vesting and performance conditions to facilitate the attraction, retention, motivation and reward of key employees and to align their interests with those of the Company’s stockholders.
Training and Talent Development. The Company is committed to the continued growth and development of its employees across all businesses. While development opportunities vary across the businesses, the Company seeks to offer a variety of learning opportunities, including virtual learning as well as on-the-job mentoring and coaching. U.S. employees complete core harassment and discrimination training and ethics training and all employees are offered specific skills training designed to support the growth and advancement of their professional skills. For example, Graham Media Group introduced a micro-learning platform that offers biweekly professional development activities to GMG employees. Clyde’s Restaurant Group has a robust training program for both full-time and hourly staff, including a multi-day leadership program for all new salaried employees. In 2022, Hoover conducted an Employee HPT (High Potential Talent) assessment and built individual development plans with internal top talent. Kaplan offers personalized and immersive learning experiences for leaders via an e-learning platform designed to build capabilities and drive personal and business growth. Additionally, Kaplan provides a portfolio of individual, management and leadership development opportunities, including a leadership forum for directors to vice presidents, round table learning sessions for managers, new leaders training and individualized development planning.
Diversity and Inclusion. Diversity and inclusion remain a high priority within the Company. In 2022, several new initiatives focused on attracting, retaining, developing and engaging underrepresented talent were launched at both the corporate level and at the Company’s business units. The Company requires all business units to set actionable goals and promote policies prioritizing diversity, equity and inclusion (DEI). The progress on those goals was presented to the Board in December of 2022. The GHC Diversity, Equity and Inclusion Council, a panel of DEI practitioners from across the business units, continued to meet in 2022 to build community and accountability and support ongoing progress. Additionally, the Company launched its first internal podcast focused on sharing insights and best practices about DEI with all employees.
The Company is committed to a culture in which its diverse employee base can thrive in an inclusive and respectful environment. As of December 2022, the diversity of the Company’s employees in the U.S. was: 54% female; 46% male; 66% White; 13% Hispanic or Latino; 12% Black or African American; 6% Asian; and 3% Other.
The Company’s businesses have launched various initiatives to support their diversity, equity and inclusion strategies in ways that are tailored to their employees, customers and products. For example, Graham Healthcare Group introduced new diversity-specific training courses aimed at cultural diversity and aging LGBTQIA+ patients. Graham Healthcare Group also implemented a new survey administration tool to assess potential gaps in career progression, employee experience, and engagement between employee populations. Graham Media Group continued to focus its efforts to ensure DEI is reflected in its editorial processes, story coverage, on-air presence and community outreach programs by offering ongoing learning opportunities, including newscast portrayals featuring people of color and diversity month webinars. Kaplan focuses on building and fostering an inclusive employee experience by offering employee and leader learning opportunities, including global Inclusive Colleague training and an expanded diverse holiday schedule to increase cultural awareness and build community. Additionally, Kaplan promoted BIPOC and women’s financial, mental and physical health through a year-long wellness series.
Community Impact. The Company has a long history of investing in the communities it serves. While its businesses operate in a variety of industries in markets around the world, the Company is unified in its connection to the places where its teams live and work. In addition to philanthropy managed at the corporate level, the Company’s business units engage in charitable endeavors, community and civic activities, and volunteer projects.
In 2022, the Corporate office provided approximately $1.4 million in financial support to over 80 nonprofit and civic organizations in the areas of education, health and human services, civic and community, and culture and art. Corporate philanthropy is primarily focused on providing resources, access and services to the most underserved members of the community. The Company has forged deep relationships with its community partners, and it works closely in collaboration with them to support their very important work.

The service-oriented nature of the Company’s businesses, along with its core values, not only connects its daily operations to its products and services but also enables each entity to authentically engage in service through its normal business activities. For example, at the Education division, Kaplan is the primary donor and supporter of The Kaplan Educational Foundation (KEF), an independent public charity founded by Kaplan executives to help promote racial equality through higher education. The program works with the City University of New York (CUNY), to help high achieving, underrepresented community college students prepare for, gain acceptance to, pay for, and succeed at top four-year institutions such as Stanford University, Yale University, Brown University, Morehouse College, Smith College and numerous others. The foundation relies on Kaplan grants, in-kind service, donations from the Kaplan community, and volunteers from Kaplan’s employee base. In addition, through a partnership with ACT, Inc., maker of the ACT® college admissions test, Kaplan provides free ACT prep for low-income students. In 2022, Kaplan enrolled approximately 186,000 students who qualified as such–according to eligibility in ACT’s fee waiver program–delivering approximately $17 million in free ACT prep to low-income students. At GMG, its stations and their employees are committed to their local communities through spotlighting nonprofit and community organizations, hosting community forums to air and address community concerns, volunteering at local classrooms to conduct and air science experiments, and partnering with local organizations to assist people impacted by natural disasters. At WJXT, employees launched the Shoeboxes of Love initiative whereby they collected over 3,000 shoe boxes filled with personal care items, wrapped in a blanket for City Rescue Mission to be given to the unhoused in Jacksonville. At the Company’s healthcare segment, Graham Healthcare Group partners with We Honor Veterans to serve the unique hospice needs of veterans and their families. There are numerous other examples of community impact and philanthropy throughout the Company, including conducting and/or participating in blood drives, actively engaging in initiatives to address food insecurity, and participating in annual toy, gift and basket drives to ensure that children and families are well served during the holiday season. The Company supports and applauds the work of its employees and their commitment to serving others.
FORWARD-LOOKING STATEMENTS
All public statements made by the Company and its representatives that are not statements of historical fact, including certain statements in this Annual Report on Form 10-K and elsewhere in the Company’s 2022 Annual Report to Stockholders, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include comments about expectations related to acquisitions or dispositions or related business activities, including the TOSA, the Company’s business strategies and objectives, anticipated results of license renewal applications, the prospects for growth in the Company’s various business operations and the Company’s future financial performance. Other forward-looking statements include comments about expectations related to the duration and severity of the COVID-19 pandemic and its effects on the Company’s operations, financial results, liquidity and cash flows. As with any projection or forecast, forward-looking statements are subject to various risks and uncertainties, including the risks and uncertainties described in Item 1A of this Annual Report on Form 10-K, that could cause actual results or events to differ materially from those anticipated in such statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by or on behalf of the Company. The Company assumes no obligation to update any forward-looking statement after the date on which such statement is made, even if new information subsequently becomes available.
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
•     Failure to Comply with the ED’s Title IV Incentive Compensation Rule.
•     Failure to Comply with the ED’s Title IV Misrepresentation Regulations.
•     Compliance Reviews, Program Reviews, Audits and Investigations, Including in Connection with Borrower Defense to Repayment Claims.
•     Noncompliance with Regulations by KNA’s Client Institutions.
•     Failure to Realize the Anticipated Benefits of the Purdue Global Transaction.
•    Regulatory Changes and Developments.
•     Changes in the Extent to Which Standardized Tests are Used and Increased Competition.
•     Postponement and Cancellation of Examinations and Changes in the Extent to Which Licensing and Proficiency Examinations Are Used.
Risks Related to the Company’s Television Broadcasting and Media Businesses
•     Changing Perceptions about the Effectiveness of Television Broadcasting in Delivering Advertising.
•     Increased Competition Resulting from Technological Innovations and Changing Consumer Behavior.
•    Changes in the Nature and Extent of Government Regulations.
•    Transition to New Technical Standards for Broadcast Television Stations.
•    Changes in MVPD Subscriber Numbers, Retransmission Consent Fees, and “Reverse Retransmission Consent” Payments to the Networks.
•     Potential Liability for Intellectual Property Infringement.
Risks Related to the Company’s Manufacturing Businesses
•     Failure to Recruit and Retain Production Staff Needed to Meet Customer Demand.
•    Potential Liability Claims.
Risks Related to the Company’s Healthcare Business
•     Extensive Regulation of the Healthcare Industry.
•Continued Nursing Staffing Shortages.
•Negative Impact on Medicare Reimbursement from Value-based Purchasing Requirements.

Risks Related to the Company’s Automotive Businesses
•    Termination or Non-renewal of a Dealership Agreements and Limitations on the Company’s Ability to Acquire Additional Dealerships.
•    Changes Affecting Automobile Manufacturers.
•    Changes to State Dealer Franchise Laws and Technological Innovations.
•    Changes in a Manufacturer’s Incentive Programs.
•Changes in Economic Conditions and Vehicle Inventories.
Risks Related to the Company’s Other Businesses
•    Current Macroeconomic Conditions.
•    Failure to Successfully Drive Traffic to Leaf’s Marketplaces and Media Properties and Expand its Customer Base for its Marketplaces.
•    Failure to Effectively Distribute Leaf’s Media Content on Social Media Platforms or Effectively Optimize its Mobile Solutions.
•    Significant Competition for Leaf’s Businesses.
•    Failure to Recruit and Retain Employees in the Company’s Restaurants.
•    Food-Borne Illness Concerns and Damage to the Company’s Reputation.
•    Concentration of the Company’s Restaurants in the Washington, D.C. Region.
Risks Related to the Company’s Stock Ownership and Operations
•    As a Controlled Company, the Rights of Class B Common Stockholders are Limited.
•    Pandemics or Other Outbreaks of Disease.
•    Failure to Comply with Environmental and Health and Safety Laws.
•     Failure to Successfully Integrate Acquired Businesses.
•     Goodwill and Other Intangible Assets Impairment.
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
In response to the COVID-19 pandemic, many governments imposed student travel restrictions (applicable to exit and entry), made recommendations for their students to return home and closed physical campus locations, and many state and professional bodies postponed or canceled examination dates related to state examinations and professional education programs, all of which have materially adversely affected Kaplan International’s operations and resulted in significant losses at Kaplan Languages Group. Certain of these restrictions remained in place in 2022 and some may remain in place into 2023. The emergence of new variants of COVID-19, and consequential changes to travel and study arrangements could further negatively affect Kaplan International and its operating results. Further changes to the regulatory environment, including changes to government policy or practice in oversight and enforcement, or other factors, including geopolitical instability, imposition or extension of international sanctions, a natural disaster or pandemic in either the students’ countries of origin or countries in which they desire to study, could continue to negatively affect Kaplan’s ability to attract and retain students and negatively affect Kaplan’s operating results. Additionally, increasingly, governments have begun imposing sales taxes on digital services, such as education, offered in their jurisdictions by foreign providers. Any significant changes to availability of government funding for education, visa policies for students and their dependents, or other administrative immigration requirements, or the tax environment, including changes to tax laws, policies and practices, in any one or more countries in which KI operates or makes its services available could negatively affect its operating results.
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
A substantial portion of KI’s revenue comes from programs that prepare international students to study and travel in English-speaking countries. In 2022, university preparation programs were principally delivered in Australia, Singapore and the U.K. KI’s ability to enroll students in these programs is directly dependent on its ability to comply with complex regulatory environments. For example, the impact of Brexit on KI over time will depend on the agreed terms of the U.K.’s withdrawal from the EU. Uncertainty over the impact and terms of Brexit trade deals may materially diminish interest in traveling to the U.K. for study. If the U.K. is no longer viewed as a favorable study destination, KI’s ability to recruit international students would be adversely impacted, which would materially adversely affect KI’s results of operations and cash flows.
Changes to levels of direct and indirect government funding for international education programs would also materially affect the success of KI’s operations. For example, if access to student loans or other funding were to be lost for KI operations that admit students who are entitled to receive the benefit of this funding, Kaplan’s operating results could be materially adversely affected.
In January 2021, President Biden reversed a previously enacted ban on travel from certain countries to the U.S. and directed the State Department to restart visa processing for individuals from the affected countries. There have since been new, unrelated travel restrictions into the U.S. due to COVID-19, and those restrictions can be expected to continue changing. On September 25, 2020, the previous U.S. presidential administration proposed significant changes to the visa rules governing entry of non-immigrant academic students and exchange visitors. In July 2021, the Biden administration formally withdrew the notice of proposed rulemaking regarding these changes. Nevertheless, negative perceptions regarding travel to the U.S. could continue to have a significant negative impact on KI’s ability to recruit international students, and Kaplan’s business could be materially adversely affected.
•    Difficulties of Managing Foreign Operations and Failure to Comply with Foreign Regulatory Requirements Have Negatively Impacted and Could Continue to Negatively Affect Kaplan’s Business.
Kaplan has operations and investments in a growing number of foreign countries and regions, including Australia, Canada, the People’s Republic of China, Colombia, France, Germany, Hong Kong, India, Ireland, Japan, New Zealand, Nigeria, Saudi Arabia, Singapore, the U.K. and the United Arab Emirates. Operating in foreign countries and regions presents a number of inherent risks, including the difficulties of complying with unfamiliar laws and regulations, effectively managing and staffing foreign operations, successfully navigating local customs and practices, preparing for potential political and economic instability and adapting to currency exchange rate fluctuations. Failure to effectively manage these risks could have a material adverse effect on Kaplan’s operating results.

In June 2021, the Committee for Private Education (CPE) in Singapore instructed Kaplan Singapore to cease new enrollments for certain diploma programs, comprising three marketing diploma programs on both a full and part-time basis due to noncompliance with minimum entry level requirements for admission and to teach out existing students in these programs. On August 23, 2021, the CPE issued the same instructions with respect to the Kaplan Foundation diploma programs and four information technology diploma programs on both a full and part-time basis. In November 2021, the CPE issued the same instructions with respect to a further 23 full-time or part-time diploma programs. Kaplan Singapore successfully applied for re-registration of certain diploma and additional full-time and part-time programs in 2022. In May 2022, CPE also renewed Kaplan Singapore’s registrations as a private education institution for a four-year period expiring 2026. In 2023, Kaplan Singapore will apply to renew the certification required for private education institutions to enroll international students and offer certain programs. As enrollments in diploma programs and undergraduate degree programs are not yet at levels existing prior to the regulatory actions in 2021, the impact from regulatory actions by the CPE will continue to have an adverse impact on Kaplan Singapore’s revenues, operating results and cash flows in the future while enrollment levels stabilize.
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
The Glasgow College is not currently included in the OfS registration as it is located in Scotland. Under a different statutory VAT exemption, bodies which qualify for VAT purposes as “colleges of a university” are able to exempt their tuition fees from VAT, and UK Pathways Glasgow International College applies this status. In 2019, a tax case was determined by the U.K. Supreme Court on the meaning of “college of a university.” The U.K. Supreme Court decided the case in the college’s favor. The result was more favorable to private providers working in collaboration with a university. The U.K. Supreme Court emphasized five principal tests for a private provider to meet, for it to be sufficiently integrated with a university, to qualify as a “college of a university” even if it does not have a constitutional link to the university. Although the focus on these five tests has now been incorporated into official His Majesty’s Revenue and Customs (HMRC) guidance, it is not yet clear how HMRC will apply the Supreme Court judgment and the five key tests in practice. If the HMRC’s application of the Supreme Court judgment and the five key tests deems Glasgow International College not to constitute a “college of a university” and not entitled to a VAT exemption, KI Pathways Colleges’ financial results may be materially adversely impacted if they are not able to meet any new requirements.
Following the departure of the U.K. from the EU on December 31, 2020, the U.K. may further develop its VAT rules in this complex area separate from the EU rules but has not yet done so. Kaplan continues to closely monitor this area.
•    Failure to Comply with Statutory and Regulatory Requirements as a Third-Party Servicer to Title IV Participating Institutions Could Result in Monetary Liabilities or Subject Kaplan to Other Material Adverse Consequences.
KNA provides services to Purdue Global (including financial aid services to Purdue Global), Purdue University and other Title IV participating institutions, and as such, KNA is a “third-party servicer” for Purdue Global as defined in the Title IV regulations. As a result, KNA is subject to applicable statutory provisions of Title IV and ED regulations that, among other things, require Kaplan to be jointly and severally liable with its Title IV participating client institution(s) to the ED for any violation by such client institution(s) of any Title IV statute or ED regulation or requirement. Separately, if KNA provides financial aid services to more than one Title IV participating institution, it will be required to arrange for an independent auditor to conduct an annual Title IV audit of KNA’s compliance with applicable ED requirements. KNA is also subject to other federal and state laws, including federal and state consumer protection laws and rules prohibiting unfair or deceptive marketing practices; data privacy, data protection and information security requirements established by federal, state and foreign governments, including, for example, the Federal Trade Commission; and applicable provisions of the Family Educational Rights and Privacy Act regarding the privacy of student records.

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
•    Failure to Comply with the ED’s Title IV Incentive Compensation Rule Could Subject Kaplan to Liabilities, Sanctions and Fines.
Under the ED’s incentive compensation rule, an institution participating in Title IV programs may not provide any commission, bonus or other incentive payment to any person or entity engaged in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV funds if such payment is based directly or indirectly on success in securing enrollments or financial aid. KNA is a third party providing bundled services to Title IV participating institutions, including recruiting and, in the case of Purdue Global, financial aid services. As such, KNA is also subject to the incentive compensation rule and cannot provide any commission, bonus or other incentive payment to any covered employees, subcontractors or other parties engaged in certain student recruiting, admission or financial aid activities based on success in securing enrollments or financial aid. In addition, Purdue Global’s payments to KNA under the TOSA (as well as any other agreement with any Title IV participating institution) must comply with revenue sharing guidance provided by the ED related to bundled services agreements. In 2011 guidance, the ED provided that in certain arrangements with Title IV participating institutions where student recruiting services are “bundled” with other non-recruiting services, revenue sharing may be allowable despite the incentive compensation rule’s general prohibition on such revenue sharing with entities or individuals that provide recruiting services. Because this guidance is not codified in any rule or law, but is instead an ED opinion on the applicability of the incentive compensation rule, such guidance can be revoked at any time and without notice. Some lawmakers and states, such as California, have publicly called for the revocation of this guidance or sought to introduce federal and state legislation seeking to prevent any such revenue sharing. The change of control of the executive branch in 2021 increased the likelihood of changes to this guidance and to the incentive compensation rule or limitations on the bundled service allowance through additional federal rulemaking. As previously described, the TOSA revenue sharing fee provisions are defined as deferred purchase price payments rather than payments for services. KNA’s services are paid for as a percentage of KNA’s costs of delivering those services to Purdue Global. KNA cannot predict how the ED or a federal court will interpret, revise or enforce all aspects of the incentive compensation rule or the bundled service revenue sharing guidance in the future or how they would be applied to the TOSA or any of KNA’s agreements by the ED or in any litigation. Any revisions or changes in interpretation or enforcement could require KNA and its client institutions to change their practices or renegotiate the tuition revenue sharing payment terms of KNA’s agreements with such client institutions and could have a material adverse effect on Kaplan’s business and results of operations. Additionally, failure to comply with the incentive compensation rule could result in litigation or enforcement actions against KNA or its clients and could result in liabilities, fines or other sanctions against KNA or its clients, which could have a material adverse effect on Kaplan’s business and results of operations.
•    Failure to Comply with the ED’s Title IV Misrepresentation Regulations Could Subject Kaplan to Liabilities, Sanctions and Fines.
A Title IV participating institution is required to comply with the ED regulations related to misrepresentations and with related federal and state laws. These laws and regulations are broad in scope and may extend to statements by servicers, such as KNA, that provide marketing or certain other services to such institutions. These laws and regulations may also apply to KNA’s employees and agents, with respect to statements addressing the nature of an institution’s programs, financial charges or the employability of its graduates. KNA provides certain marketing and other services to Title IV participating institutions. On October 31, 2022, the ED published a new final rule governing the “Borrower Defense to Repayment” rules that will be effective July 1, 2023. Among other things, the final rule refines the standard for aggressive and deceptive recruitment tactics that might constitute misrepresentation and provides additional bases for future borrowers’ defense claims against their current or former institutions. The failure to comply with these or other federal and state laws and regulations regarding misrepresentation and marketing practices could result in the imposition on KNA or its client institutions of fines, other sanctions or liabilities, including federal student aid repayment obligations to the ED, the termination or limitation of Kaplan’s eligibility to provide services as a third-party servicer to Title IV participating institutions, the termination or limitation of a client institution’s eligibility to participate in the Title IV programs, or legal action by students or other third parties. A violation of misrepresentation regulations or other federal or state laws and regulations applicable to the services KNA provides to its client institutions arising out of statements by KNA, its employees or agents could require KNA to pay the costs associated with indemnifying its client institutions from applicable losses resulting from the violation or could result in termination by such client institutions of their services agreements with KNA.
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
On May 6, 2021, Kaplan received a notice from the ED that it would be conducting a fact-finding process pursuant to the borrower defense to repayment regulations to determine the validity of more than 800 borrower defense to repayment claims and a request for documents related to several of Kaplan’s previously owned schools. Beginning in July 2021, Kaplan started receiving the claims and related information requests. In total, Kaplan received 1,449 borrower defense applications that seek discharge of approximately $35 million in loans, excluding interest. Most claims received are from former KU students. The ED’s process for adjudicating these claims is subject to the borrower defense regulations but it is not clear to what extent the ED will exclude claims based on the underlying statutes of limitations, evidence provided by Kaplan, or any prior investigation related to schools attended by the student applicants. Kaplan believes it has defenses that would bar any student discharge or school liability including that the claims are barred by the applicable statute of limitations, unproven, incomplete and fail to meet regulatory filing requirements. On August 16, 2022, the ED announced the approval of discharges for just under 100 borrowers who had enrolled in the medical assistant  or medical billing and coding program at Kaplan Career Institute’s Kenmore Square location in Massachusetts from July 1, 2011 to February 16, 2012, when the institution stopped enrolling new students. These are borrowers identified by the Massachusetts Attorney General as part of an investigation in 2013-2015. The location closed in February 2013. The ED has not to date sought to recoup any discharged amount from Kaplan. Although the ED did not announce the total amount discharged, Kaplan believes it to be approximately $200,000. Kaplan believes that each of the students subject to discharge were likely previously covered by Kaplan’s prior settlement with the Massachusetts Attorney General through which they should have received refunds of all or part of their tuition.
The settlement agreement in Sweet v. Cardona, a case brought by plaintiffs against the ED and described below, discharges all pending BDTR claims against Kaplan filed through the date of the settlement agreement in June 2022. Although the ED may argue that it has the right to separately adjudicate those BDTR claims to attempt to seek recoupment from Kaplan, it is not clear whether a federal court would hold that the Sweet settlement resolves or moots all such claims.

In any case, Kaplan expects to vigorously defend any attempt by the ED to hold Kaplan liable for any ultimate student discharges and is responding to all claims with documentary and narrative evidence to refute the allegations, demonstrate their lack of merit and support the denial of all such claims by the ED. As noted, if the claims are successful, the ED may seek reimbursement for the amount discharged from Kaplan. If the ED initiates a reimbursement action against Kaplan following approval of additional former students’ borrower defense to repayment applications, Kaplan may be subject to significant liability.
•    Noncompliance with Regulations by KNA’s Client Institutions May Adversely Impact Kaplan’s Results of Operations.
KNA currently provides services to higher education institutions that are heavily regulated by federal and state laws and regulations and by accrediting bodies. Currently, a substantial portion of KNA’s revenue is attributable to service fees and deferred purchase price payments it receives under its agreement with Purdue Global, which are dependent upon revenue generated by Purdue Global and upon Purdue Global’s eligibility to participate in the Title IV federal student aid program. To maintain Title IV eligibility, Purdue Global and KNA’s other client institutions must be certified by the ED as eligible institutions, maintain authorizations by applicable state education agencies and be accredited by an accrediting commission recognized by the ED. Purdue Global and KNA’s other client institutions must also comply with the extensive statutory and regulatory requirements of the Higher Education Act and other state and federal laws and accrediting standards relating to their financial aid management, educational programs, financial strength, disbursement and return of Title IV funds, facilities, recruiting practices, representations made by the school and other parties, and various other matters. Additionally, Purdue Global and other client institutions are subject to laws and regulations that, among other things, limit student default rates on the repayment of Title IV loans; permit borrower defenses to repayment of Title IV loans based on certain conduct of the institution; establish specific measures of financial responsibility and administrative capability; regulate the addition of new campuses and programs and other institutional changes; require compliance with state professional licensure board requirements to the extent applicable to institutional programs; require compliance with the Title IV definition of nonprofit institution; and require state authorization and institutional and programmatic accreditation. In addition, the Coronavirus Aid, Relief, and Economic Security (CARES) Act, the Consolidated Appropriations Act of 2021 and subsequent guidance from the ED have created changes in the administration of federal financial assistance programs, the interpretation of which may not yet be fully understood.
If the ED finds that Purdue Global or any other KNA client institution has failed to comply with Title IV requirements or improperly disbursed or retained Title IV program funds, it may take one or more of a number of actions, including: fining the school, requiring the school to repay Title IV program funds, limiting or terminating the school’s eligibility to participate in Title IV programs, initiating an emergency action to suspend the school’s participation in the Title IV programs without prior notice or opportunity for a hearing, transferring the school to a method of Title IV payment that would adversely affect the timing of the institution’s receipt of Title IV funds, requiring the school to submit a letter of credit, denying or refusing to consider the school’s application for renewal of its certification to participate in the Title IV programs or for approval to add a new campus or educational program, requiring the institution to comply with additional regulatory requirements reserved for schools not meeting the definition of a nonprofit institution including 90/10 and Gainful Employment requirements, and/or referring the matter for possible civil or criminal investigation. There can be no assurance that the ED will not take any of these or other actions in the future, whether as a result of lawsuits, program reviews or otherwise. In addition, on August 18, 2022 the ED granted new provisional certification until June 30, 2024. Under this most recent PPPA, Purdue Global must apply for and receive approval for expansion or any substantial change before it may award, disburse or distribute Title IV funds based on the substantial change. Substantial changes generally include, but are not limited to: (a) establishment of an additional location; (b) increase in the level of academic offering beyond those listed in the institution’s Eligibility and Certification Approval Report; (c) addition of any educational program (including degree, non-degree or short-term training programs), or (d) the addition of any new degree program. In addition, the institution must pay any liabilities found in a currently open program review prior to the expiration of the PPPA. Purdue Global must also quarterly inform the ED of any governmental investigations involving the university as well as provide a summary of any student complaints. The provisional certification ends upon the ED’s notification to the institution of the ED’s decision to grant or deny a six-year certification to participate in the Title IV, HEA programs. If Purdue Global or another KNA client institution loses or has limits placed on its Title IV eligibility, accreditation or state licensure, or if Purdue Global or another KNA client institution is subject to fines, repayment obligations or other adverse actions owing to its or Kaplan’s noncompliance with Title IV regulations, accreditor or state agency requirements, or other state or federal laws, Kaplan’s financial results of operations could be adversely affected. Additionally, as a prior owner of Title IV institutions, KNA may retain certain liability for student loans related to the current BDTR applications described above or future similar applications.

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
•    Kaplan May Fail to Realize the Anticipated Benefits of the Purdue Global Transaction.
Kaplan’s ability to realize the anticipated benefits of the Purdue Global transaction will depend, in part, on its ability to successfully and efficiently provide services to Purdue Global. Achieving the anticipated benefits is subject to a number of uncertainties, including whether the services can be provided in the manner and at the cost Kaplan anticipated and whether Purdue Global is able to realize anticipated student enrollment levels. If Kaplan is unable to effectively execute its post-transaction strategy, it may take longer than anticipated to achieve the benefits of the transaction or it may not realize those benefits at all. In 2022 Purdue Global began working with KNA to provide certain human resources, finance and accounting, facility management, and communications services itself, in-house. The TOSA (Kaplan’s service agreement with Purdue Global) acknowledges that the Purdue Global Board of Trustees controls the university. While the TOSA provides financial protections to Kaplan to ensure payment of certain of its fees, actions by Purdue Global that change university policies, direct the provision of certain non-academic service functions, or increase costs associated with the non-academic service functions could impact Kaplan’s ability to achieve the benefits of the transaction.
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
The laws, regulations and other requirements applicable to KNA or any KNA client institutions are subject to change and to interpretation. Regulations drafted as a result of the 2021 Negotiated Rulemaking and released in 2022 and effective in July 2023 include restrictions on revenue sharing arrangements between universities and former university owners, as discussed above. This could impact KNA Higher Education managed service provider contracts with Purdue Global. In addition, any change in general to the currently allowed revenue sharing requirements or limitations could impact other KNA client institutions such as Wake Forest, Purdue or Lynn (or others). These and other regulatory, policy or legal changes could include imposing outcome metrics on universities, a form of free community college, and changes to the financial aid system, including broad loan forgiveness. In addition, the 2021 Negotiated Rulemaking also resulted in new rules that cover, in part, rules related to the borrower defense to repayment adjudication process and recovery from institutions, closed school loan discharges, disability loan discharges, public loan forgiveness, income driven repayment plans and arbitration agreements. The ED also changed the Title IV definition of “nonprofit” institution to generally exclude from that definition any institution that is an obligor on a debt owed to a former owner of the institution or maintains a revenue-based service agreement with a former owner of the institution. Such regulatory changes as well as those described above could subject Purdue Global to additional regulatory requirements. The new rules and changes to existing rules will not be effective until July 1, 2023. In addition, there are other factors related to Purdue Global’s and other client institutions’ compliance with federal, state and accrediting agency requirements—many of which are largely outside of Kaplan’s control—that could have a material adverse effect on Purdue Global’s and other client institutions’ revenues and, in turn, on Kaplan’s operating results, including, for example:
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
Legislative and regulatory change: Congress periodically revises the Higher Education Act and other laws and enacts new laws governing the Title IV programs and annually determines the funding level for each Title IV program and may make changes in the laws at any time. The ED and other federal and state agencies also may issue new regulations and guidance or change their interpretation of regulations at any time. For example, on October 27, 2022 and October 31, 2022 the ED released new final regulations that further change the borrower defense regulations, including changes affecting the ability of student borrowers to obtain discharges of their obligations to repay certain Title IV loans that were first disbursed on or after July 1, 2023; relating to recoupment of BDTR discharges from institutions; adding a new definition for nonprofit institutions that limits the ability of such institutions to contract with former owners; and, establishing new accountability rules for colleges and universities undergoing changes in ownership. The application of these regulations to KNA for loans disbursed between July 1, 2017, and March 22, 2018, the close of the Purdue Global transaction, could materially affect Kaplan’s revenues. Additionally, changes to the ability of students to discharge loans owing to prior school closures could impose liability on Kaplan for loans made to students at institutions previously owned by Kaplan and closed during Kaplan’s ownership. Any action by Congress or the ED that significantly reduces funding for Title IV programs or the ability of Purdue Global or other client institutions to receive funding through these programs could reduce Purdue Global’s or other client institutions’ enrollments and tuition revenues and, in turn, the revenues KNA receives under the TOSA or other agreements. Any action by Congress or the ED that impacts the ability of Purdue Global to contract with KNA to receive a share of revenue as deferred payment for the sale of KU or the ability of KNA to contract with any client institution to provide bundled services in exchange for a share of tuition revenue could require KNA to modify the TOSA, other agreements or its practices and could impact the revenues KNA may receive under such agreements. Congress, the ED and other federal and state regulators may create new laws or take actions that may require Purdue Global, other client institutions or KNA to modify practices in ways that could have a material adverse effect on Kaplan’s business and results of operations.
Increased regulatory scrutiny of postsecondary education and service providers: The increased scrutiny of online schools that offer programs similar to those offered by Purdue Global or other client institutions and of service providers that provide services similar to Kaplan’s has resulted, and may continue to result, in additional enforcement actions, investigations and lawsuits by the ED, other federal agencies, Congress, state Attorneys General and state licensing agencies, or private plaintiffs. Recent enforcement actions have resulted in substantial liabilities, restrictions and sanctions and in some cases have led to the loss of Title IV eligibility and closure of institutions. The change of control of the executive branch and Congress in 2021 could increase the amount of regulation and scrutiny of service companies like Kaplan and online schools like Kaplan’s client institutions, and has resulted in new regulations as described in part above. This increased activity and other current and future activity may result in further legislation, rulemaking and other governmental actions affecting the amount of student financial assistance for which Purdue Global’s or other client institutions’ students are eligible, or Kaplan’s participation in Title IV programs as a third-party servicer to Purdue Global or such other client institutions. In addition, increased scrutiny and legislative proposals restricting the ability of entities like KNA that provide certain admissions related services to Title IV participating institutions under revenue sharing arrangements could impact KNA agreements. Such scrutiny could result in requests to Kaplan for information or negative publicity that could adversely affect KNA and its client institutions.

•    Changes in the Extent to Which Standardized Tests are Used in the Admissions Process by Colleges or Graduate Schools and Increased Competition Could Reduce Demand for KNA Supplemental Education Test Preparation Offerings.
KNA Supplemental Education Exam Preparation provides courses that prepare students for a broad range of admissions examinations that are considered by colleges and graduate schools. Historically, colleges and graduate schools have required standardized tests as part of the admissions process. There has been some movement away from the historical reliance on standardized admissions tests among certain colleges, which have phased out admissions tests, are in the process of phasing out admissions tests or have adopted “test-optional” admissions policies. Moreover, as a part of a settlement in a lawsuit brought by students in 2019, a large public university will no longer use the SAT and ACT for admissions or scholarship decisions for its system of 10 schools. Reductions in the use of standardized tests in the college or graduate school admissions processes have had and could continue to have an adverse effect on KNA’s operating results.
Additionally, KNA faces increased competition from competitors offering lower-cost or free test prep products that may be used by students to piece together alternatives to traditional comprehensive test prep programs. Kaplan’s operating results may be adversely affected if student demand for KNA’s traditional comprehensive programs shifts to KNA’s lower-cost, stand-alone offerings, or if competitors offer lower-cost, stand-alone offerings or free test prep products that are more attractive to students than KNA’s products.
•    Postponement and Cancellation of Examinations and Changes in the Extent to Which Licensing and Proficiency Examinations Are Used to Qualify Individuals to Pursue Certain Careers Could Reduce Demand for Kaplan’s Offerings.
A material portion of KNA’s and KI’s revenue comes from preparing individuals for licensing or technical proficiency examinations in various fields. Any significant relaxation or elimination of licensing or technical proficiency requirements in those fields served by KNA’s and KI’s businesses could negatively affect Kaplan’s operating results. As a result of the COVID-19 pandemic, a number of professional certification examinations have been canceled or permanently altered. While the impact of these changes on Kaplan’s operations continues to improve relative to 2020, further changes and impacts on student timing due to the pandemic may impact Kaplan’s results.
Risks Related to the Company’s Television Broadcasting and Media Businesses
•    Changing Perceptions about the Effectiveness of Television Broadcasting in Delivering Advertising Could Adversely Affect the Profitability of Television Broadcasting.
Historically, television broadcasting has been viewed as a cost-effective method of delivering various forms of advertising. There can be no guarantee that this historical perception will guide future decisions by advertisers. To the extent that advertisers shift advertising expenditures away from television to other media outlets, including digital distribution platforms, the profitability of the Company’s television broadcasting business could be adversely affected.
•    Increased Competition Resulting from Technological Innovations in News, Information and Video Programming Distribution Systems and Changing Consumer Behavior Could Adversely Affect the Company’s Operating Results.
The continuing growth and technological expansion of internet-based services has increased competitive pressure on the Company’s media businesses. Examples of such developments include delivery of programming via online platforms, including both ad-supported and subscription video programming services, technologies that enable users to fast-forward or skip advertisements and devices that allow users to consume content on demand and in remote locations while avoiding traditional commercial advertisements or cable and satellite subscriptions. Changing consumer behavior may also put pressure on the Company’s media businesses to change traditional distribution methods. The Company obtains significant revenue from its retransmission consent agreements with traditional cable and satellite distributors. These payments are on a per-subscriber basis, so that payments to the Company may decrease as customers “cut the cord” and cancel their cable and satellite subscriptions. The Company also receives payments for distribution of its stations’ signals on certain online “over-the-top” services; however, these revenues may be less than those received from traditional cable and satellite distribution. Anticipating and adapting to changes in technology and consumer behavior on a timely basis will affect the Company’s media businesses’ ability to continue to increase their revenue. The development and deployment of new technologies and changing consumer behavior have the potential to negatively and significantly affect the Company’s media businesses in ways that cannot now be reliably predicted and that may have a material adverse effect on the Company’s operating results.

•    Changes in the Nature and Extent of Government Regulations Could Adversely Affect the Company’s Television Broadcasting Business and Other Businesses.
The Company’s television broadcasting business operates in a highly regulated environment. Complying with applicable regulations has significantly increased, and may continue to increase, the costs, and has reduced the revenues, of the business. Changes in regulations have the potential to negatively impact the television broadcasting business, not only by increasing compliance costs and reducing revenues through restrictions on certain types of advertising, limitations on pricing flexibility or other means, but also by possibly creating more favorable regulatory environments for the providers of competing services, including unregulated digital programming distribution platforms. In addition, changes to the FCC’s rules governing broadcast ownership may affect the Company’s ability to expand its television broadcasting business and/or may enable the Company’s competitors to improve their market positions through consolidation. More generally, significant changes in applicable regulations could adversely affect the profitability and/or competitive positions of the Company’s businesses.
•    Transition to New Technical Standards for Broadcast Television Stations May Alter the Competitive Environment in the Company’s Stations’ Markets or Cause the Company to Incur Increased Costs.
The Company cannot predict how the market will evolve as the new broadcast television station technical standard, ATSC 3.0, is made available in a growing number of television markets. Equipment manufacturers began releasing certain TV set models with built-in ATSC 3.0-capable receivers in 2020, and an increasing number of external tuners or converter boxes are available, but ATSC 3.0-capable consumer devices are not yet widely available or in use in the U.S. As part of the voluntary transition, many station groups are beginning to test ATSC 3.0 streams. Notably, there is a large consortium led by Pearl TV (of which GMG is a member) that has been leading test trials in the Phoenix, Detroit, Portland and other markets. ATSC 3.0 streams are now available in more than 60 markets across the country. Competing stations that transition to ATSC 3.0 may increase competition for the Company’s stations and/or create competitive pressure for the Company’s stations to launch ATSC 3.0 streams. As noted above, GMG stations WDIV-TV, WKMG-TV, WSLS-TV and KPRC-TV have begun broadcasting ATSC 3.0 streams. The ongoing transition to ATSC 3.0 may cause the Company to incur substantial costs over time. More generally, the deployment of ATSC 3.0 may have other material effects on the Company’s media businesses that cannot now be reliably predicted and that may have a material adverse effect on the Company’s operating results.
•    Changes in MVPD Subscriber Numbers, Retransmission Consent Fees, and “Reverse Retransmission Consent” Payments to the Networks Could Adversely Affect the Company’s Revenues.
As the number of subscribers to traditional cable, satellite and telecommunications services declines, the Company faces the possibility of declining revenues under its existing retransmission agreements, which typically provide for payment to the Company on a per-subscriber basis. Those subscribers who “cut the cord” and move to internet-based streaming services may not generate the same revenues as the Company receives under its existing retransmission consent agreements, because the distribution agreements that apply to “virtual” MVPDs are negotiated by the national networks, and the per-subscriber fees paid to network-affiliated stations are determined by the network rather than by the Company in direct negotiation with those distributors.
At the same time, the Company’s network affiliation agreements typically require payments to the networks with which GMG stations are affiliated in the form of “reverse retransmission consent fees,” which require the Company to share a specified portion of retransmission consent fees with the respective networks. As reverse retransmission consent fee payments required to be paid to the networks escalate, the Company potentially could retain smaller shares of revenues generated by its retransmission consent agreements. The reverse retransmission consent fee obligations are sometimes structured as annual flat fees. In those cases, as the number of subscribers to traditional MVPD platforms decreases, the Company alone bears the costs and risks of declining retransmission consent revenues. Taken together, these factors together could adversely affect GMG’s revenues and operating results.
•    Potential Liability for Intellectual Property Infringement Could Adversely Affect the Company’s Businesses.
The Company periodically receives claims from third parties alleging that the Company’s businesses infringe on the intellectual property rights of others. It is likely that the Company will continue to be subject to similar claims, particularly as they relate to its media businesses. Other parts of the Company’s business could also be subject to such claims. Addressing intellectual property claims is a time-consuming and expensive endeavor, regardless of the merits of the claims. In order to resolve such claims, the Company may have to change its method of doing business, enter into licensing agreements with copyright holders, or incur substantial monetary liability. It is also possible that one of the Company’s businesses could be enjoined from using the intellectual property at issue, causing it to significantly alter its operations. Although the Company cannot predict the impact at this time, if any such claim is successful, the outcome would likely affect the business utilizing the intellectual property at issue and could have a material adverse effect on that business’s operating results or prospects.

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
Reimbursement for services by third-party payors, including Medicare, Medicaid and private health insurance providers, may decline, while authorization, audit and compliance requirements continue to add to the cost of providing those services.
Managed-care organizations, hospitals, physician practices and other third-party payors continue to consolidate in response to the evolving regulatory environment, thereby enhancing their ability to influence the delivery of healthcare services and decreasing the number of organizations serving patients. This consolidation could adversely impact GHG’s businesses if they are unable to maintain their ability to participate in established networks. In addition, CSI Pharmacy and Weiss Medical both face risks from manufacturer supply shortages, competitive vertical integration and pricing power, and government intervention on drug pricing.
GHG is also subject to periodic and routine reviews, audits and investigations by federal and state government agencies and private payors, which could result in negative findings that adversely impact the business. The federal Centers for Medicare and Medicaid Services (CMS) increasingly uses third-party, for-profit contractors to conduct these reviews, many of which share in the amounts that CMS denies. These reviews, audits and investigations consume significant staff and financial resources and may take years to resolve.
•Continued Nursing Staffing Shortages Could Adversely Affect the Growth of the Company’s Healthcare Businesses.
The country’s severe shortage of nurses could adversely affect GHG’s ability to meet customer demand and may impact its ability to take on new business. In addition, competition to attract new nurses necessitates offering increased wages and benefits, which increases costs.
•    Value-based Purchasing Could Negatively Impact Medicare Reimbursement.
Both private and government payors are increasingly looking to value-based purchasing to lower costs. Value-based purchasing focuses on quality of outcomes and care efficiency, rather than quantity of care. Effective January 1, 2023, according to the 2022 Home Health final rule for Medicare home health providers, value-based purchasing will be expanded to all 50 states. Under the expanded model, home health agencies receive adjustments to their Medicare fee-for-service payments based on their performance against a set of quality measures, relative to their peers’ performance. Performance on these quality measures in a specified year (performance year) impacts payment adjustments in a later year (payment year). CMS could also create a similar plan for hospice providers in the future. Private and government payors’ implementation of value-based purchasing requirements could negatively impact Medicare reimbursement and have an adverse effect on GHG’s financial condition, results of operations and overall cash flows.
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
Risks Related to the Company’s Other Businesses
•     Current Macroeconomic Conditions May Adversely Affect Revenue Opportunities for Leaf’s Businesses.
Global and regional business, macroeconomic and geopolitical conditions have had, and may continue to have, an adverse impact on advertising revenue. Historically, in times of economic uncertainty, advertising budgets are generally reduced as advertisers seek to reduce expenses while they assess an uncertain economic climate. In 2022, the effects of inflation, rising interest rates and broader economic uncertainty contributed to a decrease in advertising spend. In addition, art is often considered a discretionary expenditure, and as such, this economic uncertainty may contribute to a decrease in sales. Leaf expects such trends to continue in 2023.
•If Leaf is Unable to Successfully Drive Traffic to its Marketplaces and Media Properties and Expand its Customer Base for its Marketplaces, its Business and Results of Operations Would be Adversely Affected.
In order for Leaf’s businesses to grow, Leaf must attract new visitors and customers to its marketplaces and media properties and retain its existing visitors and customers. Leaf’s success in attracting traffic to its media properties and converting these visitors into repeat users depends, in part, upon Leaf’s ability to identify, create and distribute high-quality and reliable content through engaging products and Leaf’s ability to meet rapidly changing consumer demand. Leaf may not be able to identify and create the desired content or produce an engaging user experience in a cost-effective or timely manner, if at all. Leaf depends on search engines, primarily Google, to direct a significant amount of traffic to its media and marketplace properties, and Leaf utilizes search engine optimization efforts to help generate search referral traffic to its media and marketplace properties. Changes in the methodologies or algorithms used by search engines to display results could cause Leaf’s properties to receive less favorable placements in the search results. Google and other search engines regularly deploy changes to their search engine algorithms. The changes to search engine algorithms by Google and other search engines have resulted in the past, and may result in the future, in substantial declines in traffic to certain of the Leaf’s media properties, which contributed to revenue declines from Leaf’s media properties. For example, in the third quarter of 2022, Google made a search engine update that Leaf believes negatively impacted the volume of referral traffic to older lifestyle content, impacting LiveStrong.com, Hunker.com, as well as other Leaf Group media properties. If Leaf is unable to successfully modify its search engine optimization practices in response to changes regularly implemented by search engine algorithms and in search query trends, or if Leaf is unable to generate increased or diversified traffic from other sources such as social media, email, direct navigation and online marketing activities, Leaf could experience substantial declines in traffic to its marketplace properties, its media properties and to its partners’ media properties, which would adversely impact Leaf’s business and results of operations. One of the key factors to growing the marketplace platforms for Society6 Group and Saatchi Art Group is expanding their new and repeat customer base. Their ability to attract new customers, some of whom may already purchase similar products from competitors, depends in part on Leaf’s ability to successfully drive traffic to Leaf’s marketplaces using social media platforms, email marketing campaigns and promotions, paid referrals and search engines.
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
Leaf’s Society6 Group and Saatchi Art Group businesses compete with a wide variety of online and brick-and-mortar companies selling comparable products. Leaf expects competition to continue to intensify given the low barrier of entry into online channels and the increase in conversion and competition between online and offline businesses. Leaf’s Media Group faces intense competition from a wide range of competitors. Leaf’s current principal competitors include online media properties, some of which have much larger audiences than Leaf. Leaf also competes with companies and individuals that provide specialized consumer information online, including through enthusiast websites, message boards and blogs. Many of Leaf’s current and potential competitors enjoy substantial competitive advantages, such as greater brand recognition, greater technical capabilities, access to larger customer bases and, in some cases, the ability to combine their online marketing products with traditional offline media such as newspapers or magazines. These companies may use these advantages to offer similar products and services at a lower price, develop different products to compete with Leaf’s current offerings and respond more quickly and effectively than Leaf can to new or changing opportunities, technologies, standards or customer requirements. For example, if Google chose to compete more directly with Leaf as a publisher of similar content, Leaf may face the prospect of the loss of business or other adverse financial consequences due to Google’s significantly greater customer base, financial resources, distribution channels and patent portfolio.
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
•Food-Borne Illness Concerns and Damage to the Company’s Reputation Could Harm the Company’s Restaurant Business.
Historically, reports of food-borne illness or food safety issues at restaurants, even if caused by food suppliers or distributors, have had negative effects on restaurant sales. Because food safety issues could be experienced at the source by food suppliers or distributors, food safety could, in part, be out of the Company’s control. Even instances of food-borne illness at a location served by one of the Company’s competitors could result in negative publicity regarding the food service industry generally and could negatively impact restaurant revenue. Regardless of the source or cause, negative publicity about food-borne illness or other food safety issues could adversely impact the Company’s reputation. Similarly, publicity about litigation, violence, complaints or government investigations could have a negative effect on restaurant sales.
•    Concentration of the Company’s Restaurants in the Washington, D.C. Region Subjects the Company’s Restaurant Business to Regional Economic Conditions.
The concentration of the Company’s restaurants in the Washington, D.C. region subjects it to adverse economic conditions and trends in the region that are out of the Company’s control. For example, increases in the level of unemployment, a temporary government shutdown or a decrease in tourism would decrease customers’ disposable income available for discretionary spending. These and other national, regional and local economic pressures could result in decreases in customer traffic and lower sales and profits.
Risks Related to the Company’s Stock Ownership and Operations
•    As a Controlled Company, the Rights of Class B Common Stockholders are Limited
The Company has two classes of shares, Class A Common Stock and Class B Common Stock. Class B Common Stock has limited voting rights, including the right to elect 30% of the Company’s Board of Directors, to vote on the reservation of shares for option grants and on the acquisition of the stock or assets of other companies under certain circumstances. The descendants of Katharine Graham and trusts for the benefit of those descendants own the majority of the shares of Class A Common Stock and have the right to vote for 70% of the Board of Directors and to vote on all other matters. As a result, control of the Company has been and is expected to remain with members of the Graham family. In addition, the Company is a “controlled company” under the corporate governance rules of the New York Stock Exchange (NYSE) and as such, the Company is exempt from certain corporate governance requirements of the NYSE.

•    Pandemics or Other Outbreaks of Disease, such as the COVID-19 Pandemic, Have Had, and Future Outbreaks, Could Have, Adverse Impacts on the Company’s Business, Results of Operations and Cash Flows.
Pandemics and other disease outbreaks, such as the COVID-19 pandemic, have materially affected, and may in the future, materially adversely affect the Company’s businesses, including the demand for its products and services. As a result of the COVID-19 pandemic, travel restrictions and school closures impeded the ability of students to travel to undertake overseas study resulting in reduced enrollments for programs offered by Kaplan International, reduced demand for student housing and delays and cancellations of standardized tests. The COVID-19 pandemic also led to plant closures and disruptions in the Company’s supply chains, declines in demand for products and advertising, closures of the Company’s restaurants and live art fairs, and increased competition for labor and absenteeism affecting the Company’s media, manufacturing, healthcare, automotive and other businesses. The adverse impact of a new health crisis could include, and in the past has included, reduced demand for the Company’s products and services, supply chain disruptions, asset impairment charges, labor disruptions and manufacturing, restaurant and other closures. Additionally, to the extent a pandemic or other health crisis adversely affects the Company’s business operations, financial condition or operating results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
•Failure to Comply with Environmental and Health and Safety Laws Applicable to the Company’s Operations Could Negatively Impact the Company’s Businesses.
The Company’s operations are subject to extensive federal, state and local laws and regulations relating to the environment, as well as health and workplace safety, including those set forth by the Occupational Safety and Health Administration (OSHA), the Environmental Protection Agency (EPA) and state and local regulatory authorities in the U.S. as well as similar laws and regulations internationally where the Company operates. Such laws and regulations affect operations and require compliance with various environmental registrations, licenses, permits, inspections and other approvals. In the U.K., the Company will be subject to new registration requirements under the U.K. Building Safety Act in 2022 with respect to its dormitories as well as compliance with existing U.K. and local legislation regarding licensing occupancy of such dormitories. The Company incurs substantial costs to comply with these regulations, and any failure to comply may expose the Company to civil, criminal and administrative fees, fines, penalties and interruptions in operations that could have a material adverse impact on the Company’s results of operations, financial position or cash flows.
Environmental laws and regulations to which the Company is subject include those governing discharges into the air and water, the operation and removal of above-ground and underground storage tanks, the use, handling, storage and disposal of hazardous substances and other materials, and the investigation and remediation of environmental contamination at facilities that are owned or operated. The Company may be subject to liability, for example, in the automotive business, because the business involves the generation, use, handling and contracting for recycling or disposal of hazardous or toxic substances or wastes, including environmentally sensitive materials such as motor oil, filters, transmission fluid, antifreeze, refrigerant, batteries, solvents, lubricants, tires and fuel. In addition, climate change could cause increases in hurricanes, floods, wildfires, and other risks that could produce losses affecting our businesses. Although in connection with certain acquisitions, the Company has obtained indemnification for certain environmental liabilities and insurance policies, such rights and policies may not be sufficient to reimburse the Company for all losses that it might incur. The Company has incurred, and will continue to incur, capital and operating expenditures and other costs in complying with such laws and regulations and changes to such regulations, including any new regulations related to climate change, could give rise to additional compliance or remedial costs.
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
•    Changes in Business Conditions Have Caused and May in the Future Cause Goodwill and Other Intangible Assets to Become Impaired.
Goodwill generally represents the purchase price paid in excess of the fair value of net tangible and intangible assets acquired in a business combination. Goodwill is not amortized and remains on the Company’s balance sheet indefinitely unless there is an impairment or a sale of a portion of the business. Goodwill is subject to an impairment test on an annual basis and when circumstances indicate that an impairment is more likely than not. Such circumstances include an adverse change in the business climate for one of the Company’s businesses or a decision to dispose of a business or a significant portion of a business. Each of the Company’s businesses faces uncertainty in its business environment due to a variety of factors, including challenges in operating environments created by the COVID-19 pandemic and changes in demand for products and services. In the fourth quarter of 2022, the Company recorded a goodwill impairment of $129 million at Leaf. Additional declines in revenue could result in adverse changes in projections for future operating results or other key assumptions, such as projected revenue, profit margin, capital expenditures or cash flows associated with fair value estimates and could lead to additional future impairments, which could be material. The Company may experience other unforeseen circumstances that adversely affect the value of the Company’s goodwill or intangible assets and trigger an evaluation of the amount of the recorded goodwill and intangible assets. There also exists a reasonable possibility that changes to the discounted cash-flow model used to perform the quantitative goodwill impairment review, including a decrease in the assumed projected cash flows or long-term growth rate, or an increase in the discount rate assumption, could result in an impairment charge. Future write-offs of goodwill or other intangible assets as a result of an impairment in the business could materially adversely affect the Company’s results of operations and financial condition.
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
The Company’s systems and the third-party systems on which it relies are subject to damage or interruption from a number of causes, including but not limited to power outages; computer and telecommunications failures; computer viruses; industry-wide software supply chain vulnerabilities, security breaches; cyberattacks, including phishing and other forms of social engineering, hacking, denial-of-service attacks, cyber extortion, including the use of ransomware and other actions or attempts to exploit vulnerabilities; catastrophic events such as fires, floods, earthquakes, tornadoes and hurricanes; infectious disease outbreaks (such as COVID-19); acts of war or terrorism; and design or usage errors by our employees, contractors or third-party service providers. The techniques used by computer hackers and cyber criminals to obtain unauthorized access to data or to sabotage computer systems change frequently, continue to grow in sophistication and volume, and may not be detected until after an incident has occurred. Although the Company and the third-party service providers seek to maintain their respective systems effectively and to successfully address the risk of compromise of the integrity, security and consistent operations of these systems, such efforts may not be successful. As a result, the Company or its service providers could experience errors, interruptions, delays or cessations of service in key portions of the Company’s information technology infrastructure, which could significantly disrupt its operations and be costly, time-consuming and resource-intensive to remedy. Any security breach or unauthorized access also could result in a misappropriation of the Company’s proprietary information or the proprietary information of the Company’s users, customers or partners, which could result in significant legal and financial exposure and damage to the Company’s reputation. If an actual or perceived breach of the Company’s security occurs, or if the Company’s consumer facing sites become the subject of external attacks that affect or disrupt service or availability, the market perception of the effectiveness of the Company’s security measures could be harmed and the Company could lose users, customers, advertisers or partners, all of which could have a material adverse effect on the Company’s business, financial condition and results of operations. Any security breach at a company providing services to the Company or the Company’s users, including third-party payment processors, could have similar effects and the Company may not be fully indemnified for the costs it may incur as a result of any such breach. To the extent that such vulnerabilities require remediation, such remedial measures could require significant resources and may not be implemented before such vulnerabilities are exploited. As the cybersecurity landscape evolves, the Company may also find it necessary to make significant further investments to protect data and infrastructure, including continuing to evaluate control changes and investments needed to support an increased remote workforce. Any of these events could have a material adverse effect on the Company’s businesses and results of operations. Sustained or repeated system failures or security breaches that interrupt the Company’s ability to process information in a timely manner or that result in a breach of proprietary or personal information could have a material adverse effect on the Company’s operations and reputation. In addition, minor incidents, even if dealt with promptly, could lead to severe legal, financial and reputational issues, such as investigations by authorities, enforcement, lawsuits and negative publicity, and a collection of incidents, though not considered material individually at the time they occur, may be deemed material later in the aggregate.

•    Failure to Comply with Privacy Laws or Regulations Could Have an Adverse Effect on the Company’s Businesses.
Various U.S. federal, state and international laws and regulations govern the collection, use, retention, sharing and security of personal data. This area of the law is evolving, and interpretations of applicable laws and regulations differ. Legislative activity in the privacy area may result in new laws that are relevant to the Company’s operations, including restrictions on the collection, use and sharing of personal data that could limit our ability to use the data for marketing or advertising, and could result in exposure to material liability. For example, data privacy regulations adopted by the European Union known as the General Data Protection Regulation (GDPR), became effective in May 2018. These regulations require certain of the Company’s operations to meet extensive requirements regarding the handling of personal data, including its use, protection and transfer. In addition, the GDPR provides the legal right for persons whose data is stored to request access to or correction or deletion of their personal data, among other rights. Failure to meet the applicable requirements in the GDPR could result in fines of up to 4% of the Company’s annual global revenues. In addition to the GDPR in Europe, new privacy laws and regulations are rapidly developing and being implemented elsewhere around the globe, including amendments to the scope, penalties and other provisions of existing data protection laws. Failure to comply with these international data protection laws and regulations could have a negative impact on the Company’s reputation and subject the Company to significant fines, penalties or other liabilities or restrict the Company’s ability to continue operating its existing business processes, all of which may increase the cost of operations, reduce customer growth, or otherwise harm the Company’s business.
The California Consumer Privacy Act of 2018 (CCPA), which became effective on January 1, 2020, provided a new private right of action for data breaches and requires companies that process personal information pertaining to California residents to make disclosures to consumers about their data collection, use and sharing practices and allows consumers to opt out of certain data sharing with third parties. The enforcement of the CCPA by the California Attorney General commenced on July 1, 2020. In November 2020, the California Privacy Rights Act (CPRA) was approved by California voters, and went into effect on January 1, 2023. The CPRA includes new requirements that are not in the CCPA. Similar laws include Virginia’s, that went into effect January 1, 2023; Colorado and Connecticut’s, effective July 1, 2023; and Utah’s effective December 31, 2023. In addition, data privacy bills have been introduced in various U.S. state legislatures, including, but not limited to Washington, New York and Florida. There are also bills that have been introduced at the U.S. federal level. The passage of any additional laws could result in further uncertainty and cause the Company to incur additional costs and expenses in order to comply. Compliance with the GDPR, the CCPA, the CPRA and other applicable international and U.S. privacy laws can be costly and time-consuming. If the Company fails to properly respond to security breaches of its or its third-party’s information technology systems or fails to properly respond to an individual’s requests under these laws, the Company could experience damage to its reputation, adverse publicity, loss of consumer confidence, reduced sales and profits, complications in executing the Company’s growth initiatives and regulatory and legal risk, including criminal penalties or civil liabilities.
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
In the education segment, Kaplan owns a total of seven properties, including six in the U.S. totaling approximately 48,736 square feet and one property in South Kensington, London, U.K. used for school and dormitory space. Kaplan also leases facilities used for offices, instruction and student dormitories in the U.S., the U.K., Ireland, Germany, France, Switzerland, Spain, Singapore, Australia and India. Kaplan International entered into a 135-year lease of land in Liverpool, U.K. on which it completed the construction of college and/or dormitory space that opened in January 2020. Kaplan International’s other significant space is dormitory space leased in Nottingham, Glasgow, Bournemouth and Brighton, U.K.
In the television broadcast segment, Graham Media Group owns all six of its studio facilities in Houston, TX, Detroit, MI, Orlando, FL, San Antonio, TX, Jacksonville, FL and Roanoke, VA. GMG owns the tower facilities in its San

Antonio, TX, Detroit, MI, Roanoke, VA markets and jointly owns the transmitter facilities in Jacksonville, FLA, Orlando, FL and Houston, TX.
In the healthcare segment, Graham Healthcare Group leases 50 facilities for nursing and other office space across 15 states to support its home health, hospice, pharmacy infusion, physician practices and behavioral services and leases 10 facilities through its joint ventures with health systems and physician groups. GHG also owns two properties that are used for pharmacy infusion services (Nash, TX) and home health and hospice administrative services (Lapeer, MI).
In the manufacturing segment, Hoover owns 10 properties in GA, AR, VA, MI, CA, PA, NC, WV, FL and TX; Dekko owns 5 properties in IN, TX, AL and Juarez, Mexico; and Joyce/Dayton owns 3 properties in OH and IN, which are used for manufacturing, warehouse and office space. The remaining office and manufacturing facilities are leased, including one manufacturing facility in Monterrey, Mexico.
In the automotive segment, Graham Automotive owns properties for its Honda of Tysons Corner dealership, in VA, Toyota of Woodbridge dealership in VA and Chrysler-Dodge-Jeep-Ram of Woodbridge in VA. It leases 10 additional properties that serve as the sales and service departments for its Lexus of Rockville, Ourisman Jeep and Ford of Manassas dealerships.
The businesses that comprise the Company’s other businesses lease space for their operations, including office space and retail locations in DC, MD, VA, NY, NJ, IL, GA, MA and PA, and manufacturing facilities in KY and NJ for Framebridge; restaurant facilities in DC, MD, and VA for Clyde’s; office space in NY and DC for Slate; office space in DC for Foreign Policy; and office space in CA, the U.K. and Australia for Leaf.
The Company considers its properties suitable for the conduct of its respective businesses and adequate for its current use. The Company believes that suitable additional or alternative space is available at commercially reasonable terms as leases expire or premises become unavailable. However, it recognizes that replacements for student dormitory space leased by Kaplan International may be difficult to obtain due to high demand and alternative transmitter facilities could be costly and require a significant amount of time to construct.
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
At January 31, 2023, there were 27 holders of record of the Company’s Class A Common Stock and 322 holders of record of the Company’s Class B Common Stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the quarter ended December 31, 2022, the Company purchased shares of its Class B Common Stock as set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan*	Maximum Number of Shares That May Yet Be Purchased Under the Plan*
2022
October 1 - 31	13,135	$560.83	13,135	163,499
November 1 - 30	7,064	643.39	7,064	156,435
December 1 - 31	8,014	610.64	8,014	148,421
Total	28,213	$595.65	28,213
____________
*On September 10, 2020, the Company’s Board of Directors authorized the Company to purchase, on the open market or otherwise, up to 500,000 shares of its Class B Common Stock. There is no expiration date for this authorization. All purchases made during the quarter ended December 31, 2022, were open market transactions and some of these shares were purchased under a 10b5-1 plan.
Performance Graph
The following graph is a comparison of the yearly percentage change in the Company’s cumulative total shareholder return with the cumulative total return of the Standard & Poor’s 500 Stock Index (S&P 500 Index) and a custom peer group index comprised of a composite group of education and television broadcasting companies. The Standard & Poor’s 500 Stock Index is comprised of 500 U.S. companies in the industrial, transportation, utilities and financial industries and is weighted by market capitalization. The custom peer group of composite companies includes Adtalem Global Education Inc., Chegg, Inc., The E.W. Scripps Company, Grand Canyon Education Inc., Nexstar Media Group Inc., Gray Television Inc., New Oriental Education & Technology Group Inc., Pearson plc and Tegna Inc. The graph reflects the investment of $100 on December 31, 2017, in the Company’s Class B Common Stock, the Standard & Poor’s 500 Stock Index and the custom peer group index of composite companies. For purposes of this graph, it has been assumed that dividends were reinvested on the date paid in the case of the Company, and on a quarterly basis in the case of the Standard & Poor’s 500 Index and the custom peer group index of composite companies.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN
$200
$150
$100
$50
$0
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Graham Holdings Company
S&P 500 Index
Peer Group

December 31	2017	2018	2019	2020	2021	2022
Graham Holdings Company	100.00	115.78	116.43	98.60	117.58	114.03
S&P 500 Index	100.00	95.62	125.72	148.85	191.58	156.88
Composite Peer Group	100.00	93.85	123.85	164.01	82.89	99.74

Item 6. Reserved.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
See the information contained under the heading “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” which is included in this Annual Report on Form 10-K and listed in the index to financial information on page 50 hereof.
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
Equity Price Risk.  The Company has common stock investments in several publicly traded companies (as discussed in Note 4 to the Company’s Consolidated Financial Statements) that are subject to market price volatility. The fair value of these common stock investments totaled $609.9 million at December 31, 2022.
Interest Rate Risk.  The Company manages the risk associated with interest rate movements through the use of a combination of variable and fixed-rate debt.
At December 31, 2022, the Company had $400 million principal amount of 5.75% unsecured fixed-rate notes due June 1, 2026 (the Notes). At December 31, 2022, the aggregate fair value of the Notes, based upon quoted market prices, was $395.1 million. There were no earnings or liquidity risks associated with the Company’s Notes. The fair value of the Notes varies with fluctuations in market interest rates. A 100 basis point decrease in market interest rates would increase the fair value of the Notes by $5.3 million at December 31, 2022 using a yield to par call. A 100 basis point increase in market interest rates would decrease the fair value of the Notes by $5.2 million at December 31, 2022, using a yield to par call. The Company also had approximately $11 million of other fixed-rate debt, primarily relating to the healthcare business (as discussed in Note 11 to the Company’s Consolidated Financial Statements).
At December 31, 2022, the Company had approximately $388 million of variable-rate debt, including floor plan facility obligations. Approximately $50.2 million of this debt is hedged by an interest rate swap. The Company is subject to earnings and liquidity risks for changes in the interest rate on the unhedged portion of this debt. A 100 basis point increase in the applicable floating rates for the unhedged portions of our variable-rate debt would increase annual interest expense by approximately $3.4 million.
Foreign Exchange Rate Risk.  The Company is exposed to foreign exchange rate risk primarily at its Kaplan international operations, and the primary exposure relates to the exchange rate between the U.S. dollar and the British pound, the Australian dollar, and the Singapore dollar. In 2022, 2021 and 2020 the Company reported net foreign currency losses of $2.0 million, $0.2 million and $2.2 million, respectively.
If the values of the British pound, the Australian dollar, and the Singapore dollar relative to the U.S. dollar had been 10% lower than the values that prevailed during 2022, the Company’s pre-tax income for 2022 would have been approximately $8 million lower. Conversely, if such values had been 10% higher, the Company’s reported pre-tax income for 2022 would have been approximately $8 million higher.
Item 8. Financial Statements and Supplementary Data.
See the Company’s Consolidated Financial Statements at December 31, 2022, and for the periods then ended, together with the report of PricewaterhouseCoopers LLP thereon, which are included in this Annual Report on Form 10-K and listed in the index to financial information on page 50 hereof.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and the Company’s Chief Financial Officer (principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of December 31, 2022. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
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
The Company’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Management has concluded that as of December 31, 2022, the Company’s internal control over financial reporting was effective based on these criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information contained under the heading “Executive Officers” in Item 1 hereof and the information contained under the headings “Nominees for Election by Class A Shareholders,” “Nominees for Election by Class B Shareholders,” “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for the Company’s 2023 Annual Meeting of Stockholders is incorporated herein by reference thereto.
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
In addition to the certifications of the Company’s Chief Executive Officer and Chief Financial Officer filed as exhibits to this Annual Report on Form 10-K, on May 31, 2022, the Company’s Chief Executive Officer submitted to the New York Stock Exchange the annual certification regarding compliance with the NYSE’s corporate governance listing standards required by Section 303A.12(a) of the NYSE Listed Company Manual.
Item 11. Executive Compensation.
The information contained under the headings “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation” and “Compensation Committee Report” in the definitive Proxy Statement for the Company’s 2023 Annual Meeting of Stockholders is incorporated herein by reference thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information contained under the heading “Stock Holdings of Certain Beneficial Owners and Management” in the definitive Proxy Statement for the Company’s 2023 Annual Meeting of Stockholders is incorporated herein by reference thereto.
Item 13. Certain Relationships and Related Transactions and Director Independence.
The information contained under the headings “Transactions With Related Persons, Promoters and Certain Control Persons” and “Controlled Company” in the definitive Proxy Statement for the Company’s 2023 Annual Meeting of Stockholders is incorporated herein by reference thereto.
Item 14. Principal Accounting Fees and Services.
The information contained under the heading “Audit Committee Report” in the definitive Proxy Statement for the Company’s 2023 Annual Meeting of Stockholders is incorporated herein by reference thereto.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
The following documents are filed as part of this report:
1.     Financial Statements.  As listed in the index to financial information on page 50 hereof.
2.     Exhibits.  As listed in the index to exhibits on page 47 hereof.
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

10.2
First Amendment, dated as of November 23, 2021, to Amended and Restated Five Year Credit Agreement, dated as of May 30, 2018, among the Company, and the foreign borrowers from time to time party thereto, and certain of its domestic subsidiaries as guarantors, the several lenders from time to time party thereto, Wells Fargo Bank, National Association, as Administrative Agent and JPMorgan Chase Bank, N.A., as Syndication Agent (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021).

10.3
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

10.4
Transition and Operations Support Agreement, dated March 22, 2018, by and among Kaplan Higher Education, LLC, Iowa College Acquisition, LLC and Purdue University Global, Inc., with Purdue University as a party to the Transition and Operations Support Agreement solely for the purposes of being bound by the Purdue Provisions (as defined therein) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 22, 2018).**+

10.5
First Amendment, dated as of July 29, 2019, to the Transition and Operations Support Agreement, dated March 22, 2018, by and among Kaplan Higher Education, LLC, Iowa College Acquisition, LLC and Purdue University Global, Inc. (the “First Amendment”), with The Trustees of Purdue University as a party to the First Amendment solely for the purposes of continuing to be bound by the Purdue Provisions (as defined therein) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).+

10.6
Graham Holdings Company 2022 Incentive Compensation Plan, effective May 5, 2022, filed as Appendix A to the Company’s Proxy Statement on Form DEF 14A for the fiscal year ended December 31, 2021, and incorporated herein by reference.*

Exhibit Number	Description

10.7
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

10.10
Letter Agreement between the Company and Timothy J. O’Shaughnessy, dated October 20, 2014 (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).*

10.11
Letter Agreement between the Company and Andrew S. Rosen, dated April 7, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).*

10.12
Letter Agreement between the Company and Jacob M. Maas, dated August 24, 2015 (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018).*

21	List of subsidiaries of the Company.
23	Consent of independent registered public accounting firm.
24	Power of Attorney dated February 20, 2023.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File, formatted in Inline XBRL and included as Exhibit 101
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2023.

GRAHAM HOLDINGS COMPANY
(Registrant)

By	/s/ Wallace R. Cooney
Wallace R. Cooney
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 24, 2023:

Timothy J. O’Shaughnessy	President, Chief Executive Officer (Principal Executive Officer) and Director
Wallace R. Cooney	Chief Financial Officer (Principal Financial Officer)
Marcel A. Snyman	Principal Accounting Officer
Donald E. Graham	Chairman of the Board
Tony Allen	Director
Danielle Conley	Director
Christopher C. Davis	Director
Thomas S. Gayner	Director
Anne M. Mulcahy	Director
G. Richard Wagoner, Jr.	Director
Katharine Weymouth	Director

By	/s/ Wallace R. Cooney
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
This analysis should be read in conjunction with the Consolidated Financial Statements and the notes thereto. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Graham Holdings Company’s 2021 Annual Report on Form 10-K for management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020.
OVERVIEW
Graham Holdings Company (the Company) is a diversified holding company whose operations include educational services, television broadcasting, manufacturing, healthcare and automotive dealerships. The Company has seven reportable segments and a group of companies that make up Other Businesses. The Company’s business units are diverse and subject to different trends and risks.
Education is the largest operating division of the Company, making up 36% of the Company’s consolidated revenues in 2022. Through its subsidiary Kaplan, Inc., the Company provides extensive worldwide education services for individuals, schools and businesses. The Company has devoted significant resources and attention to this division for many years, given its geographic and product diversity, the investment opportunities and growth prospects during this time, and challenges related to government regulation. Kaplan is organized into the following three operating segments: Kaplan International, Kaplan Higher Education (KHE) and Supplemental Education.
Kaplan International reported revenue growth for 2022 due largely to increases at Languages and Pathways, partially offset by a decline at Singapore. Kaplan International operating results improved in 2022 due to a reduction in losses at Languages and improved results at Pathways and UK Professional. KHE revenue declined in 2022, due to lower costs incurred for reimbursement under the Purdue University Global (Purdue Global) agreement. KHE operating results were flat in 2022 as growth from Purdue Global fees was offset by increased investment costs. Supplemental Education revenues and operating results declined in 2022 due largely to a reduction in retail comprehensive test preparation demand; demand for professional programs remained stable.
The Company’s second largest business is television broadcasting. The Company’s television broadcasting division reported higher revenues and operating income in 2022, due largely to significant political advertising revenue from the 2022 election cycle. Retransmission revenues, net of network fee expense, trended down slightly in 2022 with this trend expected to continue in the future due largely to adverse subscriber trends from cord cutting. In recent years, the television broadcasting division has consistently generated significantly higher operating income amounts and operating income margins than the education division and the Company’s other reporting segments.
The Company’s manufacturing division has provided meaningful operating cash flow over the last few years, despite reduced demand due to the COVID-19 pandemic at certain businesses. Graham Healthcare Group (GHG) has grown substantially over the last few years and provided meaningful operating cash flow from acquisitions and internal growth. GHG has expanded from its home health and hospice operations into new lines of business, largely from significant growth at CSI Pharmacy Holding Company, which provides nursing care and prescription services for patients receiving in-home infusion treatments. Automotive revenues, operating income and operating cash flow grew substantially in 2022 due to three large dealership acquisitions, internal growth and a favorable operating environment.
The Company’s other businesses include several investment stage businesses as well as investments into new lines of business over the last few years. In total, there are nine operating business units that make up this group in three categories: retail, media and specialty. The largest of these businesses from a revenue standpoint is Leaf, a consumer internet company acquired in 2021, followed by Clyde’s Restaurant Group and Framebridge, a custom framing service company. In 2022, Clyde’s reported positive operating income, while the other businesses each reported operating losses, which were significant at Leaf and Framebridge.
The Company generates a significant amount of cash from its businesses that is used to support its operations, pay down debt and fund capital expenditures, share repurchases, dividends, acquisitions and other investments.
RESULTS OF OPERATIONS
Net income attributable to common shares was $67.1 million ($13.79 per share) for the year ended December 31, 2022, compared to $352.1 million ($70.45 per share) for the year ended December 31, 2021.

Items included in the Company’s net income for 2022 are listed below:
•a $6.1 million net credit related to fair value changes in contingent consideration from prior acquisitions (after-tax impact of $6.1 million or $1.25 per share);
•$129.0 million in goodwill and intangible asset impairment charges (after-tax impact of $117.0 million, or $24.06 per share) at Leaf recorded in the fourth quarter;
•$3.6 million in expenses related to a non-operating Separation Incentive Program (SIP) at the education division (after-tax impact of $2.7 million, or $0.56 per share) recorded in the fourth quarter;
•$139.6 million in net losses on marketable equity securities (after-tax impact of $102.8 million, or $21.14 per share);
•$11.8 million in net losses of affiliates whose operations are not managed by the Company (after-tax impact of $8.7 million, or $1.79 per share);
•a fourth quarter gain of $18.4 million on the sale of CyberVista (after-tax impact of $13.5 million, or $2.78 per share);
•Non-operating gains, net, of $9.5 million from write-ups, sales and impairments of cost and equity method investments (after-tax impact of $7.1 million, or $1.45 per share); and
•$16.5 million in interest expense to adjust the fair value of the mandatorily redeemable noncontrolling interest (after-tax impact of $15.4 million, or $3.17 per share).
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
Revenue for 2022 was $3,924.5 million, up 23% from $3,186.0 million in 2021. Revenues increased at all the Company’s divisions. Operating costs and expenses for the year increased to $3,840.6 million in 2022, from $3,108.6 million in 2021. Expenses in 2022 increased at education, healthcare, automotive and other businesses, partially offset by decreases at television broadcasting and manufacturing. The Company reported operating income for 2022 of $83.9 million, compared to $77.4 million in 2021. Operating results increased at education, television broadcasting, manufacturing and automotive, partially offset by declines at healthcare and other businesses.
The COVID-19 pandemic and measures taken to prevent its spread significantly impacted the Company’s results for 2021 and, to a lesser extent, 2022, largely from reduced demand for the Company’s products and services.
Division Results
Education
Education division revenue in 2022 totaled $1,427.9 million, up 5% from $1,361.2 million in 2021. Kaplan reported operating income of $82.9 million for 2022, an increase from $50.6 million in 2021.
The COVID-19 pandemic adversely impacted Kaplan’s operating results during 2021 and, to a lesser extent, during 2022. Kaplan serves a large number of students who travel to other countries to study a second language, prepare for licensure, or pursue a higher education degree. Government-imposed travel restrictions and school closures arising from COVID-19 had a negative impact on the ability of certain international students to travel and attend Kaplan’s programs, particularly Kaplan International’s Language programs (Languages) in 2021.
A summary of Kaplan’s operating results is as follows:

	Year Ended December 31
(in thousands)	2022	2021	% Change
Revenue
Kaplan international	$816,239	$726,875	12
Higher education	304,136	317,854	(4)
Supplemental education	301,625	309,069	(2)
Kaplan corporate and other	18,752	14,759	27
Intersegment elimination	(12,837)	(7,312)	—
	$1,427,915	$1,361,245	5
Operating Income (Loss)
Kaplan international	$72,066	$33,457	—
Higher education	24,031	24,134	0
Supplemental education	21,069	36,919	(43)
Kaplan corporate and other	(18,018)	(24,715)	27
Amortization of intangible assets	(16,170)	(16,001)	(1)
Impairment of long-lived assets	—	(3,318)	—
Intersegment elimination	(45)	97	—
	$82,933	$50,573	64
Kaplan International includes postsecondary education, professional training and language training businesses largely outside the United States. Kaplan International revenue increased 12% in 2022 (22% on a constant currency basis). The increase is due largely to growth at Languages and Pathways, partially offset by a decline at Singapore. Kaplan International reported operating income of $72.1 million in 2022, compared to $33.5 million in 2021. The improved results are due largely to a reduction in losses at Languages, and improved results at Pathways and UK Professional, partially offset by a decline at Singapore. Overall, Kaplan International’s operating results in 2021 were negatively impacted by $43 million in losses incurred at Languages from significant COVID-19 disruptions.
Higher Education includes the results of Kaplan as a service provider to higher education institutions. Higher Education revenue declined 4% in 2022 due largely to lower costs incurred for reimbursement under the Purdue Global agreement. In 2022 and 2021, Kaplan recorded a portion of the fee with Purdue Global based on an assessment of its collectability under the TOSA. Enrollments at Purdue Global for 2022 finished 1% lower compared with the end of 2021. The Company will continue to assess the collectability of the fee with Purdue Global on a quarterly basis to make a determination as to whether to record all or part of the fee in the future and whether to make adjustments to fee amounts recognized in earlier periods. During 2022 and 2021, Kaplan recorded $38.9 million and $34.8 million, respectively, in fees from Purdue Global in its Higher Education operating results. Higher Education results were flat in 2022 due to an increase in the Purdue Global fee recorded, partially offset by increased investment costs incurred related to other university agreements and other higher education development costs.
Supplemental Education includes Kaplan’s standardized test preparation programs and domestic professional and other continuing education businesses. In November 2021, Supplemental Education acquired two small businesses. Supplemental Education revenue declined 2% in 2022 due largely to declines in retail comprehensive test preparation demand, offset in part by revenue from acquisitions completed in November 2021. Overall, demand for graduate and pre-college test preparation programs has declined due to the strength of U.S. employment markets and the decline in test takers, while demand for professional programs remained stable. Operating results declined in 2022 due to lower revenues and increased advertising and product development costs.
In the fourth quarter of 2022, Kaplan implemented a SIP to reduce the number of employees at Supplemental Education and Higher Education, which was funded by the assets of the Company’s pension plan. In connection with the SIP, the Company recorded $3.6 million in non-operating pension expense in the fourth quarter of 2022. Kaplan estimates the SIP will result in annual expense reductions of approximately $10 million.
Kaplan corporate and other represents unallocated expenses of Kaplan, Inc.’s corporate office, other minor businesses and certain shared activities. Overall, Kaplan corporate and other expenses declined in 2022 due to lower incentive compensation costs compared to 2021.

Television Broadcasting
A summary of television broadcasting’s operating results is as follows:

	Year Ended December 31
(in thousands)	2022	2021	% Change
Revenue	$535,651	$494,177	8
Operating Income	201,879	149,422	35
Graham Media Group, Inc. owns seven television stations located in Houston, TX; Detroit, MI; Orlando, FL; San Antonio, TX; Jacksonville, FL; and Roanoke, VA, as well as SocialNewsDesk, a provider of social media management tools designed to connect newsrooms with their users. Revenue at the television broadcasting division increased 8% to $535.7 million in 2022, from $494.2 million in 2021. The revenue increase is due to a $57.7 million increase in political revenue, increases from winter Olympics and Super Bowl advertising revenue at the Company’s NBC affiliates in the first quarter of 2022, and a $0.4 million increase in retransmission revenues, partially offset by declines in other categories from fewer available advertising spots and a reduction in digital revenues. Operating income for 2022 increased 35% to $201.9 million, from $149.4 million in 2021, due to increased revenues and a reduction in incentive compensation costs. While per subscriber rates from cable, satellite and OTT providers have grown, overall subscribers are down due to cord cutting across all platforms, resulting in retransmission revenue net of network fees in 2022 to be down slightly compared with 2021, and this trend is expected to continue in the future. Operating margin at the television broadcasting division was 38% in 2022 and 30% in 2021.
In May 2022, the Company’s television station in Orlando (WKMG) entered into a new network affiliation agreement with CBS effective July 1, 2022 through June 30, 2026. In December 2022, the Company’s television stations in Houston (KPRC), Detroit (WDIV) and Roanoke (WSLS) entered into a new three-year NBC Affiliation Agreement effective January 1, 2023 through December 31, 2025.
Graham Media Group’s media hubs remain competitive and ideally positioned in their respective markets. Regarding linear, KSAT in San Antonio and WJXT in Jacksonville ended the year with market-leading 6 a.m., 6 p.m. and late newscasts among the all-important 25 to 54 audience segment. KPRC in Houston had success at 6 p.m. and 10 p.m. with a dominant performance and finished a very close second in the mornings. WDIV in Detroit had a solid win at 6 p.m. and remained competitive at 6 a.m. and 11 p.m., while WKMG in Orlando wrapped up the year with a respectable late news performance finishing #2. WSLS ranked third in key newscasts, while syndication remained a strength for WCWJ in daytime and early fringe. On the digital front, GMG delivered year over year growth in overall digital users, a significant increase in live stream minutes watched, steady subscriber growth in their Insider membership program and finished another year with leading local media sites in each of their respective markets.
Manufacturing
A summary of manufacturing’s operating results is as follows:

	Year Ended December 31
(in thousands)	2022	2021	% Change
Revenue	$486,643	$458,125	6
Operating Income (Loss)	33,707	(16,048)	—
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
Manufacturing revenues increased 6% in 2022 due to increased revenues at all of the manufacturing businesses. The revenue growth in 2022 at Hoover is due to higher wood prices and increased product demand. Wood prices were highly volatile in 2022 and 2021. Overall, Hoover results include gains on inventory sales in 2022 and 2021; however, wood gains on inventory sales were modestly higher in 2021. Manufacturing operating results increased significantly in 2022 due to $28.0 million in goodwill and other long-lived asset impairment charges in 2021 ($26.7 million of this charge was recorded at Dekko in the third quarter of 2021), and improved results at all of the manufacturing businesses.
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

Healthcare
A summary of healthcare’s operating results is as follows:

	Year Ended December 31
(in thousands)	2022	2021	% Change
Revenue	$326,000	$223,030	46
Operating Income	15,265	26,806	(43)
The Graham Healthcare Group (GHG) provides home health and hospice services in seven states. GHG also provides other healthcare services, including nursing care and prescription services for patients receiving in-home infusion treatments through its 76.5% interest in CSI Pharmacy Holding Company, LLC (CSI). In December 2021, GHG acquired two small businesses, one of which expanded GHG’s home health operations into Florida. In May 2022, GHG acquired two small businesses, one of which expanded GHG’s home health operations into Kansas and Missouri. In July 2022, GHG acquired a 100% interest in a multi-state provider of Applied Behavior Analysis clinics and in August 2022, GHG acquired two small businesses, which expanded GHG’s hospice services into Missouri and Ohio. Healthcare revenues increased 46% in 2022 largely due to significant growth at CSI and from businesses acquired in the fourth quarter of 2021 and in 2022, along with growth in home health and hospice services.
In 2022, GHG implemented a new pension credit retention program in order to improve employee retention and utilize the Company’s surplus pension assets. The GHG pilot program offers a pension credit up to $50,000 per employee, cliff vested after three years of continuous employment for certain existing employees and new employees hired from January 1, 2022 through December 31, 2024. GHG recorded pension expense of $10.5 million related to this program in 2022.
The decline in GHG operating results in 2022 is due to $10.5 million in 2022 pension expense related to the new GHG pension credit retention program, net losses from newly acquired businesses, and increased marketing, human resources, recruiting and business development costs and overall increased compensation and transportation costs in nursing and clinical staffing. Excluding pension expense and net losses from newly acquired businesses, 2022 operating results increased due to revenue growth and improved results at CSI and in home health.
The Company also holds interests in four home health and hospice joint ventures managed by GHG, whose results are included in equity in earnings of affiliates in the Company’s Consolidated Statements of Operations. In 2022 and 2021, the Company recorded equity in earnings of $8.1 million and $10.2 million, respectively, from these joint ventures. During the first quarter of 2022, GHG, through its Residential Home Health Illinois and Residential Hospice Illinois affiliates, acquired an interest in the home health and hospice assets of NorthShore University HealthSystem, an integrated healthcare delivery system serving patients throughout the Chicago, IL area. The transaction resulted in a decrease to GHG’s interest in Residential Hospice Illinois and a $0.6 million non-operating gain was recorded in the first quarter of 2022 related to the change in interest.
Automotive
A summary of automotive’s operating results is as follows:

	Year Ended December 31
(in thousands)	2022	2021	% Change
Revenue	$734,185	$327,069	—
Operating Income	34,633	11,771	—
Automotive includes six automotive dealerships in the Washington, D.C. metropolitan area: Ourisman Lexus of Rockville, Ourisman Honda of Tysons Corner, Ourisman Jeep Bethesda, Ourisman Ford of Manassas, which was acquired on December 28, 2021, from the Battlefield Automotive Group, and Ourisman Toyota of Woodbridge and Ourisman Chrysler-Dodge-Jeep-Ram (CDJR) of Woodbridge, which were acquired on July 5, 2022 from the Lustine Automotive Group. Christopher J. Ourisman, a member of the Ourisman Automotive Group family of dealerships, and his team of industry professionals operates and manages the dealerships; the Company holds a 90% stake.
Revenues for 2022 increased significantly due to the acquisitions of the Ford, Toyota and CDJR dealerships; sales growth at the Jeep dealership due to an increase in new vehicle inventory provided by the manufacturer and a growing market presence; and higher average new and used car selling prices at the Lexus, Honda and Jeep dealerships as a result of strong customer demand and new vehicle inventory shortages related to supply chain disruptions and production delays at vehicle manufacturers. Revenue increases in 2022 were partially offset by lower revenues at the Honda and Lexus dealerships due to volume declines as a result of inventory shortages. Operating results for 2022 improved significantly due largely to the Ford, Toyota and CDJR acquisitions, increased sales at the Jeep dealership and increased margins at the Lexus dealership.

Other Businesses
A summary of revenue by category for other businesses:

	Year Ended December 31
(in thousands)	2022	2021	% Change
Operating Revenues
Retail (1)	$163,570	$130,720	25
Media (2)	126,095	110,805	14
Specialty (3)	126,419	82,828	53
	$416,084	$324,353	28
____________

(1)	Includes Leaf Marketplace and Framebridge
(2)	Includes Leaf Media, Code3, Slate, Foreign Policy, Pinna and City Cast
(3)	Includes Clyde’s Restaurant Group, Decile and CyberVista
Overall, revenue from other businesses increased across all categories in 2022. Retail revenue increased primarily due to the Leaf acquisition, as well as revenue growth at Framebridge; Media revenue increased primarily due to the Leaf acquisition, as well as revenue growth at Foreign Policy, partially offset by declines at Code3; and Specialty revenue increased due to significant revenue growth at Clyde’s Restaurant Group (CRG).
Overall, operating results at other businesses declined in 2022 due to $129.0 million in goodwill and intangible asset impairment charges at Leaf and increased losses at Leaf, Framebridge, Code3 and City Cast, partially offset by improved results at CRG, Decile, Pinna and Slate.
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
For the second half of 2022, revenue for Society6 Group and the Media Group declined substantially compared to the second half of 2021, with fourth quarter 2022 revenue declines at an accelerated level. Revenues also declined at Saatchi Art Group for the second half of 2022. Revenue decreases at Society6 Group are due to declines in traffic, conversion rates and related sales for both direct to consumer and business to business categories; revenue declines at the Media Group are due to reduced traffic and the soft digital advertising market for both direct and programmatic categories. Overall, Leaf reported significant operating losses for 2022.
As a result of the substantial revenue declines and significant operating losses at Leaf in the fourth quarter of 2022, the Company’s current outlook for digital advertising revenue and consumer demand for art and related goods at Leaf has weakened. Consequently, the Company recorded $129.0 million in goodwill and intangible asset impairment charges.
Clyde’s Restaurant Group
CRG owns and operates 11 restaurants and entertainment venues in the Washington, D.C. metropolitan area, including Old Ebbitt Grill and The Hamilton. As a result of the COVID-19 pandemic, CRG temporarily closed its restaurant dining rooms in Maryland and the District of Columbia in December 2020, reopening again for limited indoor dining service in February 2021. Various government-ordered dining restrictions continued until the middle of 2021. CRG reported an operating profit for 2022 compared with operating losses in 2021. Both revenues and operating results improved significantly in 2022 due to strong guest traffic, the absence of government-ordered dining restrictions and a favorable rent concession recorded in the second quarter of 2022.
Framebridge
Framebridge is a custom framing service company, headquartered in Washington, D.C., with 17 retail locations in the Washington, D.C., New York City, Atlanta, GA, Philadelphia, PA, Boston, MA and Chicago, IL areas and two manufacturing facilities in Kentucky and New Jersey. Framebridge has opened two additional stores in early 2023 and is exploring opportunities for further store expansion for the remainder of the year. Framebridge revenues in 2022 increased from the prior year due to operating additional retail stores compared to 2021. In the fourth quarter of 2022, Framebridge successfully managed their production operations for timely completion of holiday orders without a significant backlog. Framebridge is an investment stage business and reported significant operating losses in 2022 and 2021.

Other
Other businesses also include Code3, a performance marketing agency focused on driving performance for brands through three core elements of digital success: media, creative and commerce; Slate and Foreign Policy, which publish online and print magazines and websites; and three investment stage businesses, Decile, Pinna and City Cast. Slate, Foreign Policy, Pinna and City Cast reported revenue increases in 2022. Losses from each of these six businesses in 2022 adversely affected operating results. Other businesses also include CyberVista, which was sold in October 2022 when the Company announced a strategic merger of CyberVista and CyberWire, a B2B cybersecurity audio network to form a new parent company, N2K Networks. The focus of N2K Networks is to expand its technology platform to enable development of more resilient enterprise cyber workforces, to pioneer new markets, and to create original “news to knowledge” audio brands. In connection with the merger, the Company recorded an $18.4 million non-cash, non-operating gain, and participated in a Series A funding round. The Company’s investment in N2K Networks is reported as an equity method investment.
Corporate Office
Corporate office includes the expenses of the Company’s corporate office and certain continuing obligations related to prior business dispositions. Corporate office expenses decreased in 2022 due primarily to a higher net credit recorded in 2022 related to fair value changes in contingent consideration related to the Framebridge acquisition.
Equity in (Losses) Earnings of Affiliates
At December 31, 2022, the Company held an approximate 12% interest in Intersection Holdings, LLC (Intersection), a company that provides digital marketing and advertising services and products for cities, transit systems, airports, and other public and private spaces. The Company also holds interests in several other affiliates, including a number of home health and hospice joint ventures managed by GHG and two joint ventures managed by Kaplan. The Company recorded equity in losses of affiliates of $2.8 million for 2022, compared to earnings of $17.9 million for 2021. These amounts include $11.8 million in net losses for 2022 and $12.6 million in net earnings for 2021 from affiliates whose operations are not managed by the Company; this includes losses from the Company’s investment in Intersection of $8.1 million in 2022 and $30.5 million in 2021. The Company also recorded $6.4 million in write-downs in equity in earnings of affiliates related to one of its investments in the third quarter of 2021.
Net Interest Expense and Related Balances
In connection with the acquisition of the Toyota and CDJR dealerships, in July 2022, the automotive subsidiary of the Company amended its commercial note due January 1, 2032, to increase the aggregate loan amount to $71.6 million. The Company also borrowed $27.2 million, comprised of three commercial notes, to purchase the real estate associated with these dealerships; the Company entered into an interest rate swap to fix the interest rate on this debt at 4.861% per annum.
The Company incurred net interest expense of $51.2 million in 2022, compared to $30.5 million in 2021. The Company recorded net interest expense of $16.5 million and $4.1 million in 2022 and 2021, respectively, to adjust the fair value of the mandatorily redeemable noncontrolling interest at GHG.
At December 31, 2022, the Company had $726.4 million in borrowings outstanding at an average interest rate of 5.7%, and cash, marketable securities and other investments of $812.8 million. At December 31, 2022, the Company had $200.2 million outstanding on its $300 million revolving credit facility. At December 31, 2021, the Company had $667.5 million in borrowings outstanding at an average interest rate of 4.3%, and cash, marketable securities and other investments of $983.3 million.
Non-Operating Pension and Postretirement Benefit Income, Net
The Company recorded net non-operating pension and postretirement benefit income of $197.9 million in 2022, compared to $109.2 million in 2021.
In the fourth quarter of 2022, the Company recorded $3.6 million in expenses related to a non-operating SIP at the education division. In the second quarter of 2021, the Company recorded $1.1 million in expenses related to a non-operating SIP at manufacturing.
(Loss) Gain on Marketable Equity Securities, Net
The Company recognized $139.6 million in net losses on marketable equity securities in 2022 compared to $243.1 million in net gains in 2021.

Other Non-Operating Income
The Company recorded total other non-operating income, net, of $33.5 million in 2022, compared to $32.6 million in 2021. The 2022 amounts included a non-cash gain of $18.4 million on the sale of CyberVista; $4.3 million in gains related to sales of businesses and contingent consideration; a $6.9 million increase in the fair value of cost method investments; $3.3 million in gains on sales of cost method investments; a $0.6 million gain on sale of an equity affiliate, and other items; partially offset by $2.0 million in foreign currency losses and $1.3 million in impairment on a cost method investment. The 2021 amounts included $11.8 million in fair value increases on cost method investments; $9.4 million in gains on sales of cost method investments; $3.8 million in gains related to sales of businesses and contingent consideration and other items.
Provision for Income Taxes
The Company’s effective tax rate for 2022 was 42.1%. The Company’s effective tax rate in 2022 was unfavorably impacted by permanent differences related to the goodwill and intangible asset impairment charges and the interest expense recorded to adjust the fair value of the mandatorily redeemable noncontrolling interest at GHG. Excluding the impact of these items, the overall income tax rate for 2022 was 24.1%.
The Company’s effective tax rate for 2021 was 21.4%. The Company’s effective tax rate in 2021 was favorably impacted by a $17.2 million deferred tax adjustment arising from a change in the estimated deferred state income tax rate attributable to the apportionment formula used in the calculation of deferred taxes related to the Company’s pension and other postretirement plans. In addition, the Company’s effective tax rate was unfavorably impacted by permanent differences related to the goodwill and other long-lived asset impairment charges and the interest expense recorded to adjust the fair value of the mandatorily redeemable noncontrolling interest at GHG. Excluding the impact of these items, the overall income tax rate for 2021 was 24.6%.
FINANCIAL CONDITION: LIQUIDITY AND CAPITAL RESOURCES
The Company considers the following when assessing its liquidity and capital resources:

	As of December 31
(In thousands)	2022	2021
Cash and cash equivalents	$169,319	$145,886
Restricted cash	21,113	12,957
Investments in marketable equity securities and other investments	622,408	824,445
Total debt	726,360	667,501
Cash generated by operations is the Company’s primary source of liquidity. The Company maintains investments in a portfolio of marketable equity securities, which is considered when assessing the Company’s sources of liquidity. An additional source of liquidity includes the undrawn portion of the Company’s $300 million five-year revolving credit facility, amounting to $99.8 million at December 31, 2022.
In March 2020, the U.S. government enacted legislation, including the CARES Act to provide stimulus in the form of financial aid to businesses affected by the COVID-19 pandemic. Under the CARES Act, employers could defer the payment of the employer share of FICA taxes due for the period beginning on March 27, 2020, and ending December 31, 2020. The Company deferred $21.5 million of FICA payments under this program, with $10.7 million of the deferred payments still payable at December 31, 2021. The remaining deferred balance was paid in 2022.
The CARES Act also included provisions to support healthcare providers in the form of grants and changes to Medicare and Medicaid payments. In April 2020, GHG applied for and received $31.5 million under the expanded Medicare Accelerated and Advanced Payment Program, modified by the CARES Act. The Department of Health and Human Services (HHS) started to recoup this advance in April 2021 by withholding a portion of the amount reimbursed for claims submitted for services provided after the beginning of the recoupment period. During 2021, an amount of $18.9 million was withheld by HHS with the remaining $12.6 million withheld in 2022. The advance has been recouped in full as of December 31, 2022.
Governments in other jurisdictions where the Company operates also provided relief to businesses affected by the COVID-19 pandemic in the form of job retention schemes, payroll assistance, deferral of income and other tax payments, and loans. For the year ended December 31, 2021, Kaplan recorded benefits totaling $4.7 million related to job retention and payroll schemes, mostly at Kaplan International.
During 2022, the Company’s cash and cash equivalents increased by $23.4 million, due to cash generated from operations, the net proceeds from the sale of marketable equity securities and net borrowings, which was partially offset by acquisitions, additional investments in marketable equity securities and equity securities, capital expenditures, dividend payments and share repurchases. In 2022, the Company’s borrowings increased by $58.9 million, primarily due to additional borrowings at the automotive subsidiary, partially offset by repayments under the revolving credit facility.
As of December 31, 2022, the Company had money market investments of $7.7 million, which are included in cash and cash equivalents. The Company had no money market investments as of December 31, 2021. At December 31, 2022, the Company held approximately $132 million in cash and cash equivalents in businesses domiciled outside the U.S., of which approximately $8 million is not available for immediate use in operations or for distribution. Additionally, Kaplan’s business operations outside the U.S. retain cash balances to support ongoing working capital requirements, capital expenditures, and regulatory requirements. As a result, the Company considers a significant portion of the cash and cash equivalents balance held outside the U.S. as not readily available for use in U.S. operations.
At December 31, 2022, the fair value of the Company’s investments in marketable equity securities was $609.9 million, which includes investments in the common stock of five publicly traded companies. The Company purchased $42.1 million of marketable equity securities during 2022, of which $1.5 million was settled in January 2023. During 2022, the Company sold marketable equity securities that generated proceeds of $102.0 million. At December 31, 2022, the net unrealized gain related to the Company’s investments totaled $339.2 million.
The Company had working capital of $534.1 million and $680.8 million at December 31, 2022 and 2021, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments.
At December 31, 2022 and 2021, the Company had borrowings outstanding of $726.4 million and $667.5 million, respectively. The Company’s borrowings at December 31, 2022 were mostly from $400.0 million of 5.75% unsecured notes due June 1, 2026, $200.2 million in outstanding borrowings under the Company’s revolving credit facility and commercial notes of $116.6 million at the automotive subsidiary. The Company’s borrowings at December 31, 2021 were mostly from $400.0 million of 5.75% unsecured notes due June 1, 2026, $209.6 million in outstanding borrowings under the Company’s revolving credit facility and commercial notes of $47.0 million at the automotive subsidiary. The interest on the $400.0 million of 5.75% unsecured notes is payable semi-annually on June 1 and December 1.
On May 3, 2022, the Company amended the revolving credit facility agreement to, among other things, extend the maturity date to May 30, 2027.
During 2022 and 2021, the Company had average borrowings outstanding of approximately $689.9 million and $545.2 million, respectively, at average annual interest rates of approximately 4.8%. The Company incurred net interest expense of $51.2 million and $30.5 million, respectively, during 2022 and 2021. Included in the 2022 and 2021 interest expense is $16.5 million and $4.1 million, respectively, to adjust the fair value of the mandatorily redeemable noncontrolling interest (see Note 11).
On August 30, 2022, Moody’s affirmed the Company’s credit rating and maintained the outlook as Stable. On April 12, 2022, Standard & Poor’s affirmed the Company’s credit rating and maintained the outlook as Stable.
The Company’s current credit ratings are as follows:

	Moody’s	Standard & Poor’s
Long-term	Ba1	BB
Outlook	Stable	Stable
The Company expects to fund its estimated capital needs primarily through existing cash balances and internally generated funds, and, as needed, from borrowings under its revolving credit facility. As of December 31, 2022, the Company had $200.2 million outstanding under the $300 million revolving credit facility. In management’s opinion, the Company will have sufficient financial resources to meet its business requirements in the next 12 months, including working capital requirements, capital expenditures, interest payments, potential acquisitions and strategic investments, dividends and stock repurchases.
In summary, the Company’s cash flows for each period were as follows:

	Year Ended December 31
(In thousands)	2022	2021	2020
Net cash provided by operating activities	$235,604	$202,426	$210,663
Net cash (used in) provided by investing activities	(184,066)	(494,635)	199,371
Net cash (used in) provided by financing activities	(18,107)	31,027	(204,002)
Effect of currency exchange rate change	(1,842)	(3,029)	2,978
Net increase (decrease) in cash and cash equivalents and restricted cash	$31,589	$(264,211)	$209,010

Operating Activities. Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. The Company’s net cash flow provided by operating activities were as follows:

	Year Ended December 31
(In thousands)	2022	2021	2020
Net Income	$70,434	$353,327	$299,968
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and goodwill and other long-lived asset impairment	261,138	162,225	161,207
Amortization of lease right-of-use asset	67,568	73,752	89,956
Net pension benefit and special separation benefit expense	(166,611)	(91,898)	(41,573)
Other non-cash activities	130,230	(183,742)	(229,134)
Change in operating assets and liabilities	(127,155)	(111,238)	(69,761)
Net Cash Provided by Operating Activities	$235,604	$202,426	$210,663
Net cash provided by operating activities consists primarily of cash receipts from customers, less disbursements for costs, benefits, income taxes, interest and other expenses.
For 2022 compared to 2021, the increase in net cash provided by operating activities is primarily due to higher net income, net of non-cash adjustments, partially offset by changes in operating assets and liabilities. Changes in operating assets and liabilities were driven by higher purchase of inventories and decreases in accounts payable and accrued liabilities, partially offset by an increase in the collection of accounts receivable.
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
Investing Activities. The Company’s net cash flow (used in) provided by investing activities were as follows:

	Year Ended December 31
(In thousands)	2022	2021	2020
Investments in certain businesses, net of cash acquired	$(130,106)	$(351,882)	$(20,080)
Purchases of property, plant and equipment	(82,684)	(162,537)	(69,591)
Net proceeds from sales of marketable equity securities	61,522	17,463	73,771
Investments in equity affiliates, cost method and other investments	(38,894)	(8,531)	(12,367)
Net proceeds from sales of businesses, property, plant and equipment and other assets	5,057	10,295	225,570
Other	1,039	557	2,068
Net Cash (Used in) Provided by Investing Activities	$(184,066)	$(494,635)	$199,371
Acquisitions. During 2022, the Company acquired seven businesses: five in healthcare and two in automotive, for $143.2 million in cash and contingent consideration and the assumption of floor plan payables. GHG acquired two small businesses in August 2022, a 100% interest in a multi-state provider of Applied Behavioral Analysis clinics in July 2022, and two small businesses in May 2022. In July 2022, the Company’s automotive subsidiary acquired two automotive dealerships, including the real property for the dealership operations. In addition to a cash payment and the assumption of $10.9 million in floor plan payables, the automotive subsidiary borrowed $77.4 million to finance the acquisition. During 2021, the Company acquired six businesses: two small businesses in its education division, two small businesses in healthcare, one new auto dealership in automotive, and all the outstanding shares of Leaf for cash and the assumption of $9.2 million in liabilities related to their pre-acquisition stock compensation plan, which will be paid in the future. Leaf is included in other businesses. During 2020, the Company acquired three businesses: two small businesses in its education division and an additional interest in Framebridge, Inc., which is included in other businesses. The Framebridge purchase price included $54.3 million in deferred payments and contingent consideration based on the acquiree achieving certain revenue milestones in the future.
Capital Expenditures. The 2022 and 2020 capital expenditures are lower than 2021 due to significant land and building purchases at Kaplan International’s sixth-form college in London, U.K. and at the automotive subsidiary in 2021. The 2020 capital expenditures include spending in connection with spectrum repacking at the Company’s television stations in Detroit, MI, Jacksonville, FL, and Roanoke, VA, as mandated by the FCC; these spectrum repacking expenditures were largely reimbursed to the Company by the FCC. The amounts reflected in the Company’s Statements of Cash Flows are based on cash payments made during the relevant periods, whereas the Company’s capital expenditures for 2022, 2021 and 2020 disclosed in Note 19 to the Consolidated Financial Statements include assets acquired during the year. The Company estimates that its capital expenditures will be in the range of $85 million to $95 million in 2023.

Net Proceeds from Sales of Investments and Businesses. During 2022, 2021 and 2020, the Company sold marketable securities that generated proceeds of $102.0 million, $65.5 million and $93.8 million, respectively. The Company purchased $42.1 million, of which $1.5 million was settled in January 2023, $48.0 million and $20.0 million of marketable equity securities during 2022, 2021 and 2020, respectively. In December 2020, the Company completed the sale of Megaphone; the total net proceeds from the sale were $223.0 million.
Investment in Equity Affiliates. During 2022, GHG invested an additional $18.5 million in two affiliates to fund their acquisition of an interest in a health system in Illinois and the Company also made an additional investment of $5.0 million in N2K Networks, the new parent entity formed through the CyberVista transaction.
Financing Activities. The Company’s net cash flow (used in) provided by financing activities were as follows:

	Year Ended December 31
(In thousands)	2022	2021	2020
Issuance (repayments) of borrowings	$62,815	$20,539	$(81,276)
Net borrowing under revolving credit facilities	3,000	134,696	76,241
Net proceeds from (repayments of) vehicle floor plan payable	26,230	(10,563)	(14,160)
Common shares repurchased	(71,386)	(55,683)	(161,829)
Dividends paid	(30,712)	(30,136)	(29,970)
Other	(8,054)	(27,826)	6,992
Net Cash (Used in) Provided by Financing Activities	$(18,107)	$31,027	$(204,002)
Borrowings and Vehicle Floor Plan Payable. In July 2022, the Company’s automotive subsidiary amended its commercial note to, among other things, increase the aggregate loan amount to $71.6 million and entered into three commercial notes in an aggregate amount of $27.2 million. The additional borrowings were used to acquire two automotive dealerships, including the real property for the dealership operations. In 2021, the Company borrowed against the $300 million revolving credit facility, which borrowing was used to purchase land and buildings at Kaplan International’s sixth-form college in London, U.K. and at the automotive subsidiary and, to a lesser extent, to repurchase stock and fund various acquisitions during the fourth quarter of 2021. In addition, the automotive subsidiary borrowed $47.3 million, which was used to repay the outstanding balance of the term loan due on January 31, 2029 and fund the acquisition of an automotive dealership in the fourth quarter. In 2020, the Company borrowed £60 million against the $300 million revolving credit facility and used the proceeds to repay the £60 million outstanding balance under the Kaplan Credit Agreement that matured at the end of June 2020. In 2022, 2021, and 2020, the Company used vehicle floor plan financing to fund the purchase of new, used and service loaner vehicles at its automotive subsidiary. The proceeds from (repayments of) the vehicle floor plan payable fluctuates with changes in the amount of vehicle inventory held by the automotive dealerships.
Common Stock Repurchases. During 2022, 2021, and 2020, the Company purchased a total of 121,761, 93,969, and 406,112 shares, respectively, of its Class B common stock at a cost of approximately $71.4 million, $55.7 million, and $161.8 million, respectively. On September 10, 2020, the Board of Directors authorized the Company to acquire up to 500,000 shares of its Class B common stock. The Company did not announce a ceiling price or time limit for the purchases. At December 31, 2022, the Company had remaining authorization from the Board of Directors to purchase up to 148,421 shares of Class B common stock.
Dividends. The annual dividend rate per share was $6.32, $6.04 and $5.80 in 2022, 2021 and 2020, respectively. The Company expects to pay a dividend of $6.60 per share in 2023.
Other. In 2022, the Company paid $5.7 million related to contingent consideration and deferred payments from prior acquisitions. In 2021, the Company paid $30.9 million related to contingent consideration and deferred payments from prior acquisitions, mostly for the 2020 acquisition of Framebridge. In March 2021, Hoover’s minority shareholders put their remaining outstanding shares to the Company, which had a redemption value of $3.5 million. In 2020, the Company received $25.1 million in proceeds from the exercise of stock options.

Contractual Obligations. The following reflects a summary of the Company’s contractual obligations as of December 31, 2022:

(in thousands)	2023	2024	2025	2026	2027	Thereafter	Total
Debt and interest	$56,437	$59,128	$47,870	$435,332	$218,265	$77,195	$894,227
Finance leases	9,034	3,590	1,990	—	—	—	14,614
Operating leases	108,222	77,138	60,960	53,709	48,522	286,561	635,112
Programming purchase commitments (1)	7,923	5,907	3,404	35	—	—	17,269
Other purchase obligations (2)	126,944	90,374	76,557	37,287	9,471	39,392	380,025
Long-term liabilities (3)	2,643	2,562	2,472	2,431	2,412	8,227	20,747
Total	$311,203	$238,699	$193,253	$528,794	$278,670	$411,375	$1,961,994
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
KHE provides non-academic operations support services to Purdue Global pursuant to a TOSA, which includes technology support, help-desk functions, human resources support for faculty and employees, admissions support, financial aid administration, marketing and advertising, back-office business functions, and certain student recruitment services. KHE is not entitled to receive any reimbursement of costs incurred in providing support services, or any fee, unless and until Purdue Global has first covered all of its academic costs (subject to a cap), received payment for cost efficiencies, if any, and during the first five years of the TOSA receive a priority payment of $10 million per year in addition to the operating cost reimbursements and cost efficiency payments. KHE will receive reimbursement for its operating costs of providing the support services after payment of Purdue Global’s operating costs, cost efficiency payments, and priority payment. If there are sufficient revenues, KHE may be entitled to a cost efficiency payment, if any, and additional fee equal to 12.5% of Purdue Global’s revenue. Subject to certain limitations, a portion of the fee that is earned by KHE in one year may be carried over to subsequent years for payment to Kaplan.
The support fee and reimbursement for KHE support costs are entirely dependent on the availability of cash at the end of Purdue Global’s fiscal year (June 30), and therefore, all consideration in the contract is variable. The Company uses significant judgment to forecast the operating results of Purdue Global, the availability of cash at the end of each fiscal year, and the consideration it expects to receive from Purdue Global annually. Key assumptions used in the forecast model include student census and degree enrollment data, Purdue Global and KHE expenses, changes to working capital, contractually stipulated minimum payments, and lead conversion rates. The forecast is updated as uncertainties are resolved. The Company reviews and updates the assumptions regularly, as a significant change in one or more of these estimates could affect revenue recognized. Changes to the estimated variable consideration were not material for the year ended December 31, 2022.
A Kaplan International business has a contract with an examination body through August 2029 comprised of two performance obligations, one to build and create a professional exam and another to manage the delivery of that exam to qualified candidates. The first obligation was completed in 2021. The second obligation began after the first obligation was completed and is expected to continue through the end of the contract term. Revenues are recognized for both of these obligations by allocating the transaction price based on forecasted financial results and the use of a market-based profit margin applied to costs incurred during the financial reporting period. This profit margin, determined at contract inception, is different for each obligation as a result of the different value created by each distinct obligation. The forecast, including key assumptions such as expected candidate volumes and related exam-management expenses, is updated as future uncertainties are resolved, which may result in changes to the transaction price. The Company reviews and updates the assumptions regularly, as a significant change in one or more of these estimates could affect revenue recognized. Changes to the estimated variable consideration were not material for the year ended December 31, 2022.
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

	As of December 31
(in millions)	2022	2021
Goodwill and indefinite-lived intangible assets	$1,739.9	$1,791.8
Total assets	6,582.2	7,425.5
Percentage of goodwill and indefinite-lived intangible assets to total assets	26%	24%
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
In conjunction with the Company’s annual impairment review, as a result of the weakened current outlook for digital advertising and consumer demand for art and related goods following substantial declines in revenues and significant operating losses at Leaf, the Company recorded a $84.5 million and $17.6 million goodwill impairment charge at the Leaf Media and Leaf Marketplace reporting units, respectively. The Company estimated the fair value of the reporting units by utilizing a discounted cash flow model. The carrying value of each reporting unit exceeded its estimated fair value, resulting in a goodwill impairment charge for the amount by which the carrying value exceeded the estimated fair value after taking into account the effect of deferred income taxes. As a result of the impairment charge, no goodwill remains at the Leaf Marketplace reporting unit. Leaf is included in other businesses.
The Company had 20 reporting units as of December 31, 2022. The reporting units with significant goodwill balances as of December 31, 2022, were as follows, representing 90% of the total goodwill of the Company:

(in millions)	Goodwill
Education
Kaplan international	$579.6
Higher education	63.2
Supplemental education	171.6
Television broadcasting	190.8
Healthcare	135.9
Leaf Media	57.7
Hoover	91.3
Framebridge	60.9
Dekko	47.8
Total	$1,398.8
As of November 30, 2022, in connection with the Company’s annual impairment testing, the Company decided to perform the quantitative goodwill impairment process at all of the reporting units. The Company’s policy requires the performance of a quantitative impairment review of the goodwill at least once every three years. The Company used a discounted cash flow model, and, where appropriate, a market value approach was also utilized to supplement the discounted cash flow model to determine the estimated fair value of its reporting units. The Company made estimates and assumptions regarding future cash flows, discount rates, long-term growth rates and market values to determine each reporting unit’s estimated fair value. The methodology used to estimate the fair value of the Company’s reporting units on November 30, 2022, was consistent with the one used during the 2021 annual goodwill impairment test.
The Company made changes to certain of its assumptions utilized in the discounted cash flow models for 2022 compared with the prior year to take into account changes in the economic environment, regulations and their impact on the Company’s businesses. The key assumptions used by the Company were as follows:
•    Expected cash flows underlying the Company’s business plans for the periods 2023 through 2027 were used. The Company used expected cash flows for the periods 2023 through 2032 for the Hoover, Dekko, Framebridge, Leaf Media and Leaf Marketplace reporting units. The expected cash flows took into account historical growth rates, the effect of the changed economic outlook at the Company’s businesses, industry challenges and an estimate for the possible impact of any applicable regulations.
•    Cash flows beyond 2027 and 2032, where applicable, were projected to grow at a long-term growth rate, which the Company estimated between 1.5% and 3% for each reporting unit.
•    The Company used a discount rate of 10% to 23% to risk adjust the cash flow projections in determining the estimated fair value.
The fair value of each of the reporting units exceeded its respective carrying value as of November 30, 2022, with the exception of the Leaf Media and Leaf Marketplace reporting units as described above.
The estimated fair values of the Dekko, Framebridge, and Leaf Media reporting units exceeded their carrying values by a margin less than 25%. The Company recorded goodwill impairments at the Leaf Media and Dekko reporting units in 2022 and 2021, respectively. The total goodwill at these reporting units was $166.4 million as of December 31, 2022, or 11% of the total goodwill of the Company. There exists a reasonable possibility that a decrease in the assumed projected cash flows or long-term growth rate, or an increase in the discount rate assumption used in the discounted cash flow model of these reporting units, could result in additional impairment charges.
The estimated fair value of the Company’s other reporting units with significant goodwill balances exceeded their respective carrying values by a margin in excess of 25%. It is possible that impairment charges could occur in the future, as changes in market conditions and the inherent variability in projecting future operating performance could result in adverse changes in projections for future operating results or other key assumptions, such as projected revenue, profit margin, capital expenditures or cash flows associated with fair value estimates and could lead to additional future impairments, which could be material.

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
The Company’s intangible assets with an indefinite life are principally from trade names, franchise rights and FCC licenses. The fair value of the indefinite-lived intangible assets exceeded their respective carrying values as of November 30, 2022. There is always a possibility that impairment charges could occur in the future, as changes in market conditions and the inherent variability in projecting future operating performance could result in adverse changes in projections for future operating results or other key assumptions, such as projected revenue, profit margin, capital expenditures or cash flows associated with fair value estimates and could lead to additional future impairments, which could be material.
Pension Costs.  The Company sponsors a defined benefit pension plan for eligible employees in the U.S. Excluding curtailment gains, settlement gains and special termination benefits, the Company’s net pension credit was $170.2 million, $93.0 million and $55.4 million for 2022, 2021 and 2020, respectively. The Company’s pension benefit obligation and related credits are actuarially determined and are impacted significantly by the Company’s assumptions related to future events, including the discount rate, expected return on plan assets and rate of compensation increases. The Company evaluates these critical assumptions at least annually and, periodically, evaluates other assumptions involving demographic factors, such as retirement age, mortality and turnover, and updates them to reflect its experience and expectations for the future. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.
The Company assumed a 6.25% expected return on plan assets for 2022, 2021 and 2020. The Company’s actual (loss) return on plan assets was (23.4%) in 2022, 24.4% in 2021 and 25.4% in 2020. The 10-year and 20-year actual returns on plan assets on an annual basis were 8.8% and 8.6%, respectively.
Accumulated and projected benefit obligations are measured as the present value of future cash payments. The Company discounts those cash payments using the weighted average of market-observed yields for high-quality fixed-income securities with maturities that correspond to the payment of benefits. Lower discount rates increase present values and generally increase subsequent-year pension costs; higher discount rates decrease present values and decrease subsequent-year pension costs. The Company’s discount rate at December 31, 2022, 2021 and 2020, was 5.5%, 2.9% and 2.5%, respectively, reflecting market interest rates.
Changes in key assumptions for the Company’s pension plan would have had the following effects on the 2022 pension credit, excluding curtailment gains, settlement gains and special termination benefits:
•    Expected return on assets – A 1% increase or decrease to the Company’s assumed expected return on plan assets would have increased or decreased the pension credit by approximately $26.8 million.
•    Discount rate – A 1% decrease to the Company’s assumed discount rate would have decreased the pension credit by approximately $15.0 million. A 1% increase to the Company’s assumed discount rate would have increased the pension credit by approximately $12.4 million.
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
Amortization of the unrecognized actuarial gain or loss is included as a component of pension credit for a year if the magnitude of the net unamortized gain or loss in accumulated other comprehensive income exceeds 10% of the greater of the benefit obligation or the market-related value of assets (10% corridor). The amortization component is equal to that excess divided by the average remaining service period of active employees expected to receive benefits under the plan. At the end of 2019, the Company had no net unamortized actuarial gains in accumulated other comprehensive income subject to amortization outside the 10% corridor, and therefore, no amortized gain was included in the pension credit for 2020.
During 2020, there were significant pension asset gains offset by a decrease in the discount rate that resulted in net unamortized actuarial gains in accumulated other comprehensive income subject to amortization outside the 10% corridor, and therefore, an amortized gain of $7.9 million was included in the pension credit for 2021.
During 2021, there were significant pension asset gains and an increase in the discount rate that resulted in net unamortized actuarial gains in accumulated other comprehensive income subject to amortization outside the 10% corridor, and therefore, an amortized gain of $68.7 million was included in the pension credit for 2022.
During 2022, there were significant pension asset losses partially offset by an increase in the discount rate. The Company currently estimates that there will be net unamortized actuarial gains in accumulated other comprehensive income subject to amortization outside the 10% corridor, and therefore, an amortized gain amount of $40.6 million is included in the estimated pension credit for 2023.
Overall, the Company estimates that it will record a net pension credit of approximately $109 million in 2023.
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
As of December 31, 2022, the Company had state income tax net operating loss carryforwards of $1,049.7 million, which will expire at various future dates. Also at December 31, 2022, the Company had $91.1 million of non-U.S. income tax loss carryforwards, of which $50.7 million may be carried forward indefinitely; $26.0 million of losses that, if unutilized, will expire in varying amounts through 2027; and $14.4 million of losses that, if unutilized, will start to expire after 2027. At December 31, 2022, the Company has established approximately $62.8 million in total valuation allowances, primarily against deferred state tax assets, net of U.S. Federal income taxes, and non-U.S. deferred tax assets, as the Company believes that it is more likely than not that the benefit from certain state and non-U.S. net operating loss carryforwards and other deferred tax assets will not be realized. The Company has established valuation allowances against state income tax benefits recognized, without considering potentially offsetting deferred tax liabilities established with respect to prepaid pension cost and goodwill. Prepaid pension cost and goodwill have not been considered a source of future taxable income for realizing deferred tax benefits recognized since these temporary differences are not likely to reverse in the foreseeable future. However, certain deferred state tax assets have an indefinite life. As a result, the Company has considered deferred tax liabilities for prepaid pension cost and goodwill as a source of future taxable income for realizing those deferred state tax assets. The valuation allowances established against state and non-U.S. income tax benefits recorded may increase or decrease within the next 12 months, based on operating results, the market value of investment holdings or business and tax planning strategies; as a result, the Company is unable to estimate the potential tax impact, given the uncertain operating and market environment. The Company will be monitoring future operating results and projected future operating results on a quarterly basis to determine whether the valuation allowances provided against state and non-U.S. deferred tax assets should be increased or decreased, as future circumstances warrant.
Recent Accounting Pronouncements.  See Note 2 to the Company’s Consolidated Financial Statements for a discussion of recent accounting pronouncements.

    REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Graham Holdings Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Graham Holdings Company and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive (loss) income, of changes in common stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Annual Goodwill Impairment Assessments - Leaf Media, Leaf Marketplace, Framebridge, and Dekko Reporting Units
As described in Notes 2 and 9 to the consolidated financial statements, the Company’s consolidated goodwill balance was $1,561.0 million as of December 31, 2022, and the goodwill associated with the Leaf Media, Framebridge, and Dekko reporting units makes up a portion of the consolidated goodwill balance as of December 31, 2022. Management reviews goodwill for possible impairment at least annually, as of November 30, or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. As disclosed by management, an impairment charge is recognized for the amount by which the carrying value exceeds the reporting unit’s fair value. The fair value of each of the reporting units exceeded its respective carrying value as of November 30, 2022, with the exception of the Leaf Media and Leaf Marketplace reporting units for which the Company recorded a $84.5 million and $17.6 million goodwill impairment charge, respectively. As a result of the impairment charge, no goodwill remains at the Leaf Marketplace reporting unit as of December 31, 2022. Management used a discounted cash flow model and, where appropriate, a market value approach to supplement the discounted cash flow model, to determine the estimated fair value of each reporting unit. Management made assumptions regarding estimated future cash flows, discount rates, long-term growth rates, and market values to determine the estimated fair value of each reporting unit.
The principal considerations for our determination that performing procedures relating to the annual goodwill impairment assessments of the Leaf Media, Leaf Marketplace, Framebridge, and Dekko reporting units is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the estimated future cash flows and discount rates used in the discounted cash flow model; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of the Leaf Media, Leaf Marketplace, Framebridge, and Dekko reporting units. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Leaf Media, Leaf Marketplace, Framebridge, and Dekko reporting units; (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow model; and (iv) evaluating the reasonableness of the significant assumptions related to the estimated future cash flows and discount rates. Evaluating management’s significant assumption related to the estimated future cash flows involved evaluating whether the assumption used by management was reasonable considering (i) the past and present performance of the reporting units; (ii) the consistency with external market and industry data; and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow model and (ii) the reasonableness of the discount rate significant assumption.

/s/ PricewaterhouseCoopers LLP
Washington, District of Columbia
February 24, 2023
We have served as the Company’s auditor since 1946.

GRAHAM HOLDINGS COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
(in thousands, except per share amounts)	2022	2021	2020
Operating Revenues
Sales of services	$2,328,869	$2,089,800	$2,056,228
Sales of goods	1,595,624	1,096,174	832,893
	3,924,493	3,185,974	2,889,121
Operating Costs and Expenses
Cost of services sold (exclusive of items shown below)	1,346,519	1,243,384	1,239,241
Cost of goods sold (exclusive of items shown below)	1,311,199	871,137	672,865
Selling, general and administrative	921,739	831,853	715,401
Depreciation of property, plant and equipment	73,297	71,415	74,257
Amortization of intangible assets	58,851	57,870	56,780
Impairment of goodwill and other long-lived assets	128,990	32,940	30,170
	3,840,595	3,108,599	2,788,714
Income from Operations	83,898	77,375	100,407
Equity in (losses) earnings of affiliates, net	(2,837)	17,914	6,664
Interest income	3,226	3,409	3,871
Interest expense	(54,403)	(33,943)	(38,310)
Non-operating pension and postretirement benefit income, net	197,939	109,230	59,315
(Loss) gain on marketable equity securities, net	(139,589)	243,088	60,787
Other income, net	33,500	32,554	214,534
Income Before Income Taxes	121,734	449,627	407,268
Provision for Income Taxes	51,300	96,300	107,300
Net Income	70,434	353,327	299,968
Net (Income) Loss Attributable to Noncontrolling Interests	(3,355)	(1,252)	397
Net Income Attributable to Graham Holdings Company Common Stockholders	$67,079	$352,075	$300,365

Per Share Information Attributable to Graham Holdings Company Common Stockholders
Basic net income per common share	$13.83	$70.65	$58.30
Basic average number of common shares outstanding	4,823	4,951	5,124
Diluted net income per common share	$13.79	$70.45	$58.13
Diluted average number of common shares outstanding	4,836	4,965	5,139
See accompanying Notes to Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31
(in thousands)	2022	2021	2020
Net Income	$70,434	$353,327	$299,968
Other Comprehensive (Loss) Income, Before Tax
Foreign currency translation adjustments:
Translation adjustments arising during the year	(48,340)	(16,052)	31,642
Pension and other postretirement plans:
Actuarial (loss) gain	(727,097)	519,595	365,164
Prior service cost	—	(2)	(69)
Amortization of net actuarial (gain) loss included in net income	(70,833)	(5,486)	1,219
Amortization of net prior service cost included in net income	2,864	3,170	2,680
Settlement included in net income	—	(120)	—
	(795,066)	517,157	368,994
Cash flow hedges gain (loss)	4,765	349	(1,282)
Other Comprehensive (Loss) Income, Before Tax	(838,641)	501,454	399,354
Income tax benefit (expense) related to items of other comprehensive (loss) income	203,404	(133,380)	(99,335)
Other Comprehensive (Loss) Income, Net of Tax	(635,237)	368,074	300,019
Comprehensive (Loss) Income	(564,803)	721,401	599,987
Comprehensive (income) loss attributable to noncontrolling interests	(3,355)	(1,252)	397
Total Comprehensive (Loss) Income Attributable to Graham Holdings Company	$(568,158)	$720,149	$600,384
See accompanying Notes to Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONSOLIDATED BALANCE SHEETS

	As of December 31
(In thousands, except share amounts)	2022	2021
Assets
Current Assets
Cash and cash equivalents	$169,319	$145,886
Restricted cash	20,467	12,175
Investments in marketable equity securities and other investments	622,408	824,445
Accounts receivable, net	560,779	607,471
Inventories and contracts in progress	226,811	141,471
Prepaid expenses	97,450	81,741
Income taxes receivable	9,313	32,744
Other current assets	1,547	1,241
Total Current Assets	1,708,094	1,847,174
Property, Plant and Equipment, Net	503,000	468,126
Lease Right-of-Use Assets	429,403	437,969
Investments in Affiliates	186,419	155,444
Goodwill, Net	1,560,953	1,649,582
Indefinite-Lived Intangible Assets	178,934	142,180
Amortized Intangible Assets, Net	161,422	247,120
Prepaid Pension Cost	1,658,046	2,306,514
Deferred Income Taxes	6,812	7,900
Deferred Charges and Other Assets (includes $646 and $782 of restricted cash)	189,132	163,516
Total Assets	$6,582,215	$7,425,525

Liabilities and Equity
Current Liabilities
Accounts payable and accrued liabilities	$563,005	$583,629
Deferred revenue	381,416	358,720
Income taxes payable	3,766	4,585
Current portion of lease liabilities	70,007	77,655
Current portion of long-term debt	155,813	141,749
Total Current Liabilities	1,174,007	1,166,338
Accrued Compensation and Related Benefits	134,921	175,391
Other Liabilities	37,506	36,497
Deferred Income Taxes	466,275	676,706
Mandatorily Redeemable Noncontrolling Interest	30,845	13,661
Lease Liabilities	393,626	405,200
Long-Term Debt	570,547	525,752
Total Liabilities	2,807,727	2,999,545
Commitments and Contingencies (Note 18)
Redeemable Noncontrolling Interests	21,827	14,311
Preferred Stock, $1 par value; 977,000 shares authorized, none issued	—	—
Common Stockholders’ Equity
Common stock
Class A Common stock, $1 par value; 7,000,000 shares authorized; 964,001 shares issued and outstanding	964	964
Class B Common stock, $1 par value; 40,000,000 shares authorized; 19,035,999 shares issued; 3,822,601 and 3,942,065 shares outstanding	19,036	19,036
Capital in excess of par value	390,438	389,456
Retained earnings	7,163,128	7,126,761
Accumulated other comprehensive income, net of taxes
Cumulative foreign currency translation adjustment	(54,638)	(6,298)
Unrealized gain on pensions and other postretirement plans	388,591	979,157
Cash flow hedges	2,198	(1,471)
Cost of 15,213,398 and 15,093,934 shares of Class B common stock held in treasury	(4,178,334)	(4,108,022)
Total Common Stockholders’ Equity	3,731,383	4,399,583
Noncontrolling Interests	21,278	12,086
Total Equity	3,752,661	4,411,669
Total Liabilities and Equity	$6,582,215	$7,425,525
See accompanying Notes to Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
(In thousands)	2022	2021	2020
Cash Flows from Operating Activities
Net Income	$70,434	$353,327	$299,968
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and goodwill and other long-lived asset impairment	261,138	162,225	161,207
Amortization of lease right-of-use asset	67,568	73,752	89,956
Net pension benefit and special separation benefit expense	(166,611)	(91,898)	(41,573)
Loss (gain) on marketable equity securities and cost method investments, net	134,011	(254,844)	(57,669)
Credit loss expense and provision for other receivables	2,958	6,824	10,667
Stock-based compensation expense, net of forfeitures	6,121	5,659	6,348
Contingent consideration fair value measurements and accretion	(5,105)	(4,207)	2,895
Foreign exchange loss	2,023	179	2,153
Gain on disposition and write-downs of businesses, property, plant and equipment, investments and other assets, net	(24,220)	(8,554)	(214,926)
Equity in earnings of affiliates, net of distributions	13,503	4,917	6,592
(Benefit from) provision for deferred income taxes	(3,844)	65,046	14,377
Change in operating assets and liabilities:
Accounts receivable	41,635	(59,292)	61,328
Inventories	(64,324)	4,551	3,786
Accounts payable and accrued liabilities	(44,870)	32,397	(32,714)
Deferred revenue	33,384	19,086	(25,728)
Income taxes receivable/payable	6,766	(8,689)	3,310
Lease liabilities	(78,471)	(85,147)	(91,478)
Other assets and other liabilities, net	(21,275)	(14,144)	11,735
Other	4,783	1,238	429
Net Cash Provided by Operating Activities	235,604	202,426	210,663
Cash Flows from Investing Activities
Investments in certain businesses, net of cash acquired	(130,106)	(351,882)	(20,080)
Proceeds from sales of marketable equity securities	102,040	65,499	93,775
Purchases of property, plant and equipment	(82,684)	(162,537)	(69,591)
Purchases of marketable equity securities	(40,518)	(48,036)	(20,004)
Investments in equity affiliates, cost method and other investments	(38,894)	(8,531)	(12,367)
Net proceeds from sales of businesses, property, plant and equipment and other assets	5,057	10,295	225,570
Other	1,039	557	2,068
Net Cash (Used in) Provided by Investing Activities	(184,066)	(494,635)	199,371
Cash Flows from Financing Activities
Issuance of borrowings	77,299	70,184	2,084
Common shares repurchased	(71,386)	(55,683)	(161,829)
Dividends paid	(30,712)	(30,136)	(29,970)
Net proceeds from (repayments of) vehicle floor plan payable	26,230	(10,563)	(14,160)
Repayments of borrowings	(14,484)	(49,645)	(83,360)
Deferred payments of acquisitions	(5,731)	(30,866)	(19,348)
(Repayments of) proceeds from bank overdrafts	(5,060)	3,410	1,636
Issuance of noncontrolling interest	4,918	3,777	—
Proceeds from sale of noncontrolling interest	3,200	—	—
Net borrowings under revolving credit facilities	3,000	134,696	76,241
Proceeds from exercise of stock options	1,817	—	25,129
Purchase of noncontrolling interest	(1,200)	(3,508)	—
Other	(5,998)	(639)	(425)
Net Cash (Used in) Provided by Financing Activities	(18,107)	31,027	(204,002)
Effect of Currency Exchange Rate Change	(1,842)	(3,029)	2,978
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	31,589	(264,211)	209,010
Cash and Cash Equivalents and Restricted Cash at Beginning of Year	158,843	423,054	214,044
Cash and Cash Equivalents and Restricted Cash at End of Year	$190,432	$158,843	$423,054
Supplemental Cash Flow Information
Cash paid during the year for:
Income taxes	$48,000	$39,000	$91,000
Interest	$37,000	$30,000	$31,000
See accompanying Notes to Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY

(in thousands)	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
As of December 31, 2019	$964	$19,036	$381,669	$6,534,427	$303,295	$(3,920,152)	$7,557	$3,326,796	$5,655
Net income for the year				299,968				299,968
Net loss attributable to noncontrolling interest				386			(386)	—
Acquisition of redeemable noncontrolling interest								—	6,005
Net loss attributable to redeemable noncontrolling interests				11				11	(11)
Change in redemption value of redeemable noncontrolling interests							273	273	279
Distribution to noncontrolling interest							(353)	(353)
Dividends paid on common stock				(29,970)				(29,970)
Repurchase of Class B common stock						(161,829)		(161,829)
Issuance of Class B common stock, net of restricted stock award forfeitures			(411)			24,988		24,577
Amortization of unearned stock compensation and stock option expense			6,901					6,901
Other comprehensive income, net of income taxes					300,019			300,019
As of December 31, 2020	964	19,036	388,159	6,804,822	603,314	(4,056,993)	7,091	3,766,393	11,928
Net income for the year				353,327				353,327
Noncontrolling interest capital contribution							3,350	3,350
Net income attributable to noncontrolling interests				(1,943)			1,943	—
Acquisition of redeemable noncontrolling interest								—	6,617
Net loss attributable to redeemable noncontrolling interests				691				691	(691)
Change in redemption value of redeemable noncontrolling interests			292				257	549	(35)
Distribution to noncontrolling interest							(555)	(555)
Dividends paid on common stock				(30,136)				(30,136)
Repurchase of Class B common stock						(55,683)		(55,683)
Issuance of Class B common stock, net of restricted stock award forfeitures			(5,593)			4,654		(939)
Amortization of unearned stock compensation and stock option expense			6,598					6,598
Other comprehensive income, net of income taxes					368,074			368,074
Purchase of redeemable noncontrolling interest								—	(3,508)
As of December 31, 2021	964	19,036	389,456	7,126,761	971,388	(4,108,022)	12,086	4,411,669	14,311
Net income for the year				70,434				70,434
Noncontrolling interest capital contributions							3,900	3,900	1,050
Acquisition of noncontrolling interest							512	512
Sale of equity in subsidiary			146				3,054	3,200
Net income attributable to noncontrolling interests				(3,384)			3,384	—
Acquisition of redeemable noncontrolling interest								—	2,164
Net loss attributable to redeemable noncontrolling interests				29				29	(29)
Change in redemption value of redeemable noncontrolling interests			(6,027)				247	(5,780)	6,281
Distribution to noncontrolling interests							(1,905)	(1,905)	(750)
Dividends paid on common stock				(30,712)				(30,712)
Repurchase of Class B common stock						(71,386)		(71,386)
Issuance of Class B common stock, net of restricted stock award forfeitures			(733)			1,074		341
Amortization of unearned stock compensation and stock option expense			7,596					7,596
Other comprehensive loss, net of income taxes					(635,237)			(635,237)
Purchase of redeemable noncontrolling interest								—	(1,200)
As of December 31, 2022	$964	$19,036	$390,438	$7,163,128	$336,151	$(4,178,334)	$21,278	$3,752,661	$21,827
See accompanying Notes to Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    ORGANIZATION AND NATURE OF OPERATIONS
Graham Holdings Company (the Company), is a diversified holding company. The Company’s Kaplan subsidiary provides a wide variety of educational services, both domestically and outside the United States (U.S.). The Company’s media operations comprise the ownership and operation of seven television broadcasting stations.
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
Television broadcasting. As of December 31, 2022, the Company owned seven television stations located in Houston, TX; Detroit, MI; Orlando, FL; San Antonio, TX; Roanoke, VA; and two stations in Jacksonville, FL. All stations are network-affiliated except for WJXT in Jacksonville, FL.
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
The Company reviews goodwill and indefinite-lived intangible assets at least annually, as of November 30, for possible impairment. Goodwill and indefinite-lived intangible assets are reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit or indefinite-lived intangible asset below its carrying value. The Company tests its goodwill at the reporting unit level, which is an operating segment or one level below an operating segment. The Company initially assesses qualitative factors to determine if it is necessary to perform the goodwill or indefinite-lived intangible asset quantitative impairment review. The Company reviews the goodwill and indefinite-lived assets for impairment using the quantitative process if, based on its assessment of the qualitative factors, it determines that it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying value, or if it decides to bypass the qualitative assessment. The Company uses a discounted cash flow model, and, where appropriate, a market value approach is also utilized to supplement the discounted cash flow model, to determine the estimated fair value of its reporting units and indefinite-lived intangible assets. The Company makes assumptions regarding estimated future cash flows, discount rates, long-term growth rates and market values to determine the estimated fair value of each reporting unit and indefinite-lived intangible asset. If these estimates or related assumptions change in the future, the Company may be required to record impairment charges.
Investments in Affiliates. The Company uses the equity method of accounting for its investments in and earnings or losses of affiliates that it does not control, but over which it exerts significant influence. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of an investee between 20% and 50%. The Company also uses the equity method of accounting for its investments in a partnership or limited liability company with specific ownership accounts, if the Company has an ownership interest of 3% or more. The Company considers whether the fair values of any of its equity method investments have declined below their carrying values whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considered any such decline to be other than temporary (based on various factors, including historical financial results, product development activities and the overall health of the affiliate’s industry), a write-down would be recorded to estimated fair value. The Company records its share of the earnings or losses of its affiliates from their most recent available financial statements. In some instances, the reporting period of the affiliates’ financial statements lag the Company’s reporting period, but such lag is never more than three months.
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
One Kaplan International business has a contract with a customer consisting of two performance obligations which consisted entirely of variable consideration at contract inception. The Company allocates revenue to each performance obligation based on the expected cost plus a margin. The margin was determined by a market assessment performed at contract inception. Revenue is recognized over time, using an input method, as the customer simultaneously benefits from the services as delivery occurs. The Company records a contract asset associated with this Kaplan International contract as the right to revenue is dependent on something other than the passage of time.
Kaplan Higher Education. KHE primarily provides non-academic operations support services to Purdue University Global (Purdue Global) pursuant to a Transition and Operations Support Agreement (TOSA). This contract has a 30-year term and consists of one performance obligation, which represents a series of daily promises to provide support services to Purdue Global. The transaction price is entirely made up of variable consideration related to the reimbursement of KHE support costs and the KHE fee. The TOSA outlines a payment structure, which dictates how cash will be distributed at the end of Purdue Global’s fiscal year, which is the 30th of June. The collectability of the KHE support costs and KHE fee is entirely dependent on the availability of cash at the end of the fiscal year. This variable consideration is constrained based on fiscal year forecasts prepared for Purdue Global. The forecasts are updated throughout the fiscal year until the uncertainty is ultimately resolved, which is at the end of each Purdue Global fiscal year. As KHE’s performance obligation is made up of a series, the variable consideration is allocated to the distinct service period to which it relates, which is the Purdue Global fiscal year.
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
The Company recognizes revenue when or as control transfers to the customer. Some manufacturing revenue is recognized ratably over the manufacturing period, if the product created for the customer does not have an alternative use to the Company and the Company has an enforceable right to payment for performance completed to date. The determination of the method by which the Company measures its progress toward the satisfaction of its performance obligations requires judgment. The Company measures its progress for these products using the units delivered method, an output measure. These arrangements represented 21%, 21%, and 23% of the manufacturing revenue recognized for the years ended December 31, 2022, 2021 and 2020, respectively.
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
Other Revenue. Restaurant Revenue. Restaurant revenues consist of sales generated by Clyde’s Restaurant Group (CRG). Food and beverage revenue, net of discounts and taxes, is recognized at the point in time when it is delivered to the customer. Proceeds from the sale of gift cards are recorded as deferred revenue and recognized as revenue upon redemption by the customer.
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

Other Revenue. Other revenue primarily includes advertising, circulation and subscription revenue from Slate, Decile, Pinna and Foreign Policy. The Company accounts for other advertising revenues consistently with the advertising revenue streams addressed above. Circulation revenue consists of fees that provide customers access to online and print publications. The Company recognizes circulation and subscription revenue ratably over the subscription period beginning on the date that the publication or product is made available to the customer. Circulation revenue contracts are generally annual or monthly subscription contracts that are paid in advance of delivery of performance obligations.
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
The Company’s lease terms may include options to extend or terminate the lease by one to 10 years or more when it is reasonably certain that the option will be exercised. Leases with a term of twelve months or less are not recorded on the balance sheet; however, lease expense for these leases is recognized on a straight-line basis. The Company has elected the practical expedient to not separate lease components from nonlease components. As such, lease expense includes these nonlease components, when applicable. Fixed lease expense is recognized on a straight-line basis over the lease term. Variable lease expense is recognized when incurred. The Company’s lease agreements do not contain any significant residual value guarantees or restrictive covenants. In some instances, the Company subleases its leased real estate facilities to third parties. The Company has several restaurant leases with an entity affiliated with some of CRG’s senior managers.
Finance leases are included in property, plant and equipment, net, accounts payable and accrued liabilities and other liabilities on the Company’s Consolidated Balance Sheets. The Company primarily has finance leases for its vehicle fleet at the healthcare subsidiary and service loaner vehicles at the automotive subsidiary. Service loaner vehicles are generally purchased from the lessor within six months of contract commencement and upon purchase the vehicles are placed into used vehicle inventory at cost. As of December 31, 2022 and 2021, the Company had

$5.4 million and $4.0 million, respectively, in net, property, plant and equipment and current finance lease liabilities related to service loaner vehicles at the automotive subsidiary.
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
Mandatorily Redeemable Noncontrolling Interest.  The mandatorily redeemable noncontrolling interest represents the ownership portion of a group of minority shareholders, consisting of a group of senior managers of the healthcare business, in subsidiaries of Graham Healthcare Group (GHG). The Company established GHC One LLC (GHC One) and GHC Two LLC (GHC Two) as vehicles to invest in a portfolio of healthcare businesses together with the group of senior managers of GHG. As the holder of preferred units, the Company is obligated to contribute 95% of the capital required for the acquisition of portfolio investments with the remaining 5% of the capital coming from the group of senior managers. The operating agreements of GHC One and GHC Two require the dissolution of the entities on March 31, 2026, and March 31, 2029, respectively, at which time the net assets will be distributed to its members. As a preferred unit holder, the Company will receive an amount up to its contributed capital plus a preferred annual return of 8% (guaranteed return) after the group of senior managers has received the redemption of their 5% interest in net assets (manager return). All distributions in excess of the manager and guaranteed return will be paid to common unit holders, which currently comprise the group of senior managers of GHG. The Company may convert its preferred units to common units at any time after which it will receive 80% of all distributions in excess of the manager return, with the remaining 20% of excess distributions going to the group of senior managers as holders of the other common units. The mandatorily redeemable noncontrolling interest is reported as a noncurrent liability at December 31, 2022 and 2021 in the Consolidated Balance Sheets. The Company presents this liability at fair value, which is computed quarterly at the current redemption value. Changes in the redemption value are recorded as interest expense or income in the Company’s Consolidated Statement of Operations.
Redeemable Noncontrolling Interest.  The Company’s redeemable noncontrolling interest represents the noncontrolling interest in CSI Pharmacy Holding Company, LLC (CSI), which is 76.5% owned, Framebridge, which is 93.4% owned, Weiss, which is 50.1% owned and Skin Clique, which is 51% owned.
CSI’s minority shareholders may put up to 50% of their shares to the Company. The first put period began in 2022. A second put period for another tranche of shares begins in 2024. In November 2022, a CSI minority shareholder put some shares to the Company, which had a redemption value of $1.2 million. Prior to the redemption, the Company owned 75% of CSI. The minority shareholder of Framebridge has an option to put 20% of the shares to the Company annually starting in 2024. The minority shareholder of Weiss has an option to put 10% of the shares to the Company annually starting in 2026 and may put all of the shares starting in 2033. The minority shareholders of Skin Clique have the option to put all or a portion of their shares to the Company starting in 2029 and ending in 2032. In March 2021, Hoover’s minority shareholders put the remaining outstanding shares to the Company. Following the redemption, the Company owns 100% of Hoover. Prior to the redemption, the Company owned 98.01% of Hoover. The Company presents the redeemable noncontrolling interests at the greater of its carrying amount or redemption value at the end of each reporting period in the Consolidated Balance Sheets. Changes in the redemption value are recorded to capital in excess of par value in the Company’s Consolidated Balance Sheets.
Comprehensive Income. Comprehensive income consists of net income, foreign currency translation adjustments, net changes in cash flow hedges, and pension and other postretirement plan adjustments.
Recently Adopted and Issued Accounting Pronouncements. New accounting pronouncements issued but not effective until after December 31, 2022, are not expected to have a material impact on the Company’s Consolidated Financial Statements.
3.    ACQUISITIONS AND DISPOSITIONS OF BUSINESSES
Acquisitions. During 2022, the Company acquired seven businesses: five in healthcare and two in automotive, for $143.2 million in cash and contingent consideration and the assumption of floor plan payables. The assets and liabilities of the companies acquired were recorded at their estimated fair values at the date of acquisition.
In August 2022, GHG acquired two small businesses which are included in healthcare.
In July 2022, GHG acquired a 100% interest in a multi-state provider of Applied Behavior Analysis clinics. The acquisition is expected to expand the product offerings of the healthcare division and is included in healthcare.
On July 5, 2022, the Company’s automotive subsidiary acquired two automotive dealerships, including the real property for the dealership operations. In addition to a cash payment and the assumption of $10.9 million in floor plan payables, the automotive subsidiary borrowed $77.4 million to finance the acquisition. The dealerships are operated and managed by an entity affiliated with Christopher J. Ourisman, a member of the Ourisman Automotive Group family of dealerships. These acquisitions expand the Company’s automotive business operations and are included in automotive.
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
On December 28, 2021, the Company’s automotive subsidiary acquired a Ford automotive dealership for cash and the assumption of $16.6 million in floor plan payables. In connection with the acquisition, the automotive subsidiary of the Company borrowed $22.5 million to finance the acquisition. The dealership is operated and managed by an entity affiliated with Christopher J. Ourisman, a member of the Ourisman Automotive Group family of dealerships. The acquisition expands the Company’s automotive business operations and is included in automotive.
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

Acquisition-related costs for acquisitions that closed during 2022, 2021 and 2020 were $1.7 million, $3.0 million and $1.1 million, respectively, and were expensed as incurred. The aggregate purchase price of these acquisitions was allocated as follows, based on acquisition date fair values to the following assets and liabilities:

	Purchase Price Allocation
	Year Ended December 31
(in thousands)	2022	2021	2020
Accounts receivable	$3,172	$17,878	$745
Inventory	21,278	25,383	3,496
Property, plant and equipment	36,255	13,126	3,346
Lease right-of-use assets	4,773	25,890	6,580
Goodwill	56,163	204,151	73,951
Indefinite-lived intangible assets	41,800	22,200	—
Amortized intangible assets	1,200	99,800	14,589
Other assets	481	4,911	975
Deferred income taxes	241	44,975	15,958
Floor plan payables	(10,908)	(16,636)	—
Other liabilities	(3,798)	(52,567)	(14,917)
Current and noncurrent lease liabilities	(5,865)	(25,593)	(6,593)
Redeemable noncontrolling interest	(2,164)	(6,616)	(6,005)
Noncontrolling interest	(512)	—	—
Aggregate purchase price, net of cash acquired	$142,116	$356,902	$92,125
The 2022 fair values recorded were based upon valuations and the estimates and assumptions used in such valuations are subject to change within the measurement period (up to one year from the acquisition date). The recording of deferred tax assets or liabilities and the final amount of residual goodwill is not yet finalized. The 2021 fair values include measurement period adjustments related to accounts receivable, goodwill, amortized intangible assets, current and noncurrent lease liabilities, deferred income taxes and contingent consideration. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill recorded due to these acquisitions is attributable to the assembled workforces of the acquired companies and expected synergies. The Company expects to deduct $38.5 million, $80.6 million and $3.2 million of goodwill for income tax purposes for the acquisitions completed in 2022, 2021 and 2020, respectively.
The acquired companies were consolidated into the Company’s financial statements starting on their respective acquisition dates. The Company’s Consolidated Statements of Operations include aggregate revenue and operating income of $153.8 million and $6.3 million, respectively, for the year ended December 31, 2022. The following unaudited pro forma financial information presents the Company’s results as if the current year acquisitions had occurred at the beginning of 2021. The unaudited pro forma information also includes the 2021 acquisitions as if they occurred at the beginning of 2020 and the 2020 acquisitions as if they had occurred at the beginning of 2019:

	Year Ended December 31
(in thousands)	2022	2021	2020
Operating revenues	$4,090,272	$3,827,486	$3,323,427
Net income	81,373	376,478	279,810
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
Disposition of Businesses. In October 2022, the Company entered into an agreement to merge the CyberVista business with CyberWire, Inc. in return for a noncontrolling financial interest in the merged entity, N2K Networks, Inc. (the CyberVista transaction). The Company deconsolidated the CyberVista subsidiary, which was included in other businesses, and accounts for its continuing interest in N2K Networks under the equity method of accounting (see Note 4). In December 2020, the Company completed the sale of Megaphone which was included in other businesses. As a result of these transactions, the Company reported gains in other non-operating income (see Note 16).

Other Transactions. In November 2022, a CSI minority shareholder put some shares to the Company, which had a redemption value of $1.2 million. Following the redemption, the Company owns 76.5% of CSI. In March 2021, Hoover’s minority shareholders put the remaining outstanding shares to the Company, which had a redemption value of $3.5 million. Following the redemption, the Company owns 100% of Hoover.
As of December 31, 2022, the Company holds a controlling financial interest in GHC One and GHC Two and therefore includes the assets, liabilities, results of operations and cash flows in its consolidated financial statements. GHC One acquired CSI and another small business during 2019. GHC Two acquired Weiss during 2021 and a provider of Applied Behavior Analysis clinics and another small business in 2022. The Company accounts for the minority ownership of the group of senior managers in GHC One and GHC Two as a mandatorily redeemable noncontrolling interest (see Note 2).
4.    INVESTMENTS
Money Market Investments. As of December 31, 2022, the Company had money market investments of $7.7 million that are classified as cash and cash equivalents in the Company’s Consolidated Balance Sheets. The Company had no money market investments as of December 31, 2021.
Investments in Marketable Equity Securities. Investments in marketable equity securities consist of the following:

	As of December 31
(in thousands)	2022	2021
Total cost	$270,764	$273,201
Gross unrealized gains	363,147	537,915
Gross unrealized losses	(23,990)	(1,119)
Total Fair Value	$609,921	$809,997
At December 31, 2022 and 2021, the Company owned 55,430 and 44,430 shares, respectively, in Markel Corporation (Markel) valued at $73.0 million and $54.8 million, respectively. The Chief Executive Officer of Markel, Mr. Thomas S. Gayner, is a member of the Company’s Board of Directors. As of December 31, 2022, the Company owned 422 Class A and 482,945 Class B shares in Berkshire Hathaway valued at $347.0 million, which exceeded 5% of the Company’s total assets.
The Company purchased $42.1 million, of which $1.5 million was settled in January 2023, $48.0 million and $20.0 million of marketable equity securities during 2022, 2021 and 2020, respectively.
During 2022, 2021 and 2020, the gross cumulative realized net gains from the sales of marketable equity securities were $58.1 million, $46.0 million and $23.0 million, respectively. The total proceeds from such sales were $102.0 million, $65.5 million and $93.8 million, respectively.
The net (loss) gain on marketable equity securities comprised the following:

	Year Ended December 31
(in thousands)	2022	2021	2020
(Loss) gain on marketable equity securities, net	$(139,589)	$243,088	$60,787
Less: Net losses (gains) in earnings from marketable equity securities sold and donated	27,786	(17,830)	13,382
Net unrealized (losses) gains in earnings from marketable equity securities still held at the end of the year	$(111,803)	$225,258	$74,169
Investments in Affiliates. As of December 31, 2022, the Company held a 49.9% interest in N2K Networks on a fully diluted basis, and accounts for its investment under the equity method. The Company holds two of the five seats of N2K Networks’ governing board with the other shareholders retaining substantive participation rights to control the financial and operating decisions of N2K Networks through their representation on the board.
As of December 31, 2022, the Company held an approximate 12% interest in Intersection Holdings, LLC (Intersection), and accounts for its investment under the equity method. The Company holds two of the ten seats of Intersection’s governing board, which allows the Company to exercise significant influence over Intersection.
As of December 31, 2022, the Company also held investments in several other affiliates; GHG held a 40% interest in Residential Home Health Illinois, a 40% interest in Residential Hospice Illinois, a 40% interest in the joint venture formed between GHG and a Michigan hospital, and a 40% interest in the joint venture formed between GHG and Allegheny Health Network (AHN). During the first quarter of 2022, GHG invested an additional $18.5 million in the Residential Home Health Illinois and Residential Hospice Illinois affiliates to fund their acquisition of certain home health and hospice assets of the NorthShore University HealthSystem. The transaction diluted GHG’s interest in

Residential Hospice Illinois resulting in a $0.6 million gain on sale of investment in affiliate (see Note 16). For the years ended December 31, 2022, 2021 and 2020, GHG recorded $13.9 million, $10.9 million and $9.6 million, respectively, in revenue for services provided to its affiliates.
The Company had $49.1 million and $52.5 million in its investment account that represents cumulative undistributed income in its investments in affiliates as of December 31, 2022 and 2021, respectively.
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
Additionally, Kaplan International Holdings Limited (KIHL) held a 45% interest in a joint venture formed with University of York. KIHL loaned the joint venture £22 million, which loan is repayable over 25 years at an interest rate of 7% and guaranteed by the University of York. The outstanding balance on this loan was £20.4 million as of December 31, 2022. The loan is repayable by December 2041.
Summarized Financial Data of Nonconsolidated Affiliates. The Company’s investments in affiliates consists of investments in private equity funds and other operating entities that it does not control, but over which it exerts significant influence. The following tables present summarized financial data for the Company’s nonconsolidated affiliates. The amounts included in the tables below present 100% of the balance sheets and the results of operations of such nonconsolidated affiliates accounted for under the equity method.
The Company’s ownership in private equity fund partnerships varies between approximately 4% and 10%; the Company’s related investment balance included in Investments in Affiliates was $68.9 million and $72.8 million as of December 31, 2022 and 2021, respectively.
The summarized balance sheet data of the private equity fund investments consists of the following:

	As of December 31
(in thousands)	2022	2021
Investments in securities, at estimated fair value	$1,974,189	$2,039,368
Other current assets	19,072	28,590
Total assets	$1,993,261	$2,067,958
Total liabilities	$3,945	$4,790
Total partners’ capital	1,989,316	2,063,168
Total liabilities and partners’ capital	$1,993,261	$2,067,958
The summarized operating data of the private equity fund investments was as follows:

	Year Ended December 31
(in thousands)	2022	2021	2020
Net investment loss	$(14,129)	$(13,324)	$(15,301)
Net realized gain on investments	162,644	190,368	440
Net change in unrealized (depreciation) appreciation on investments	(66,333)	1,043,627	525,588
Increase in net assets from operations	$82,182	$1,220,671	$510,727

The summarized balance sheet data of the operating entity investments consists of the following:

	As of December 31
(in thousands)	2022	2021
Current assets	$174,027	$203,274
Noncurrent assets	542,625	569,505
Total assets	$716,652	$772,779
Current liabilities	$126,365	$219,220
Noncurrent liabilities	386,425	329,965
Total liabilities	$512,790	$549,185
Noncontrolling interests	$(26,593)	$(80,604)
The summarized operating data of the operating entity investments was as follows:

	Year Ended December 31
(in thousands)	2022	2021	2020
Net sales	$459,949	$358,928	$312,194
Gross profit	196,481	146,312	11,217
Net income (loss)	3,206	135,241	(206,504)
Net income (loss) attributable to the entity	5,124	102,829	(148,394)
Cost Method Investments. The Company held investments without readily determinable fair values in a number of equity securities that are accounted for as cost method investments, which are recorded at cost, less impairment, and adjusted for observable price changes for identical or similar investments of the same issuer. The carrying value of these investments was $66.7 million and $48.9 million as of December 31, 2022 and 2021, respectively. During the years ended December 31, 2022, 2021 and 2020, the Company recorded gains of $6.9 million, $11.8 million and $4.2 million, respectively, to those equity securities based on observable transactions. For the years ended December 31, 2022 and 2020, the Company recorded impairment losses of $1.3 million and $7.3 million, respectively, to those securities.
5.    ACCOUNTS RECEIVABLE, ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts receivable consist of the following:

	As of December 31
(in thousands)	2022	2021
Receivables from contracts with customers, less estimated credit losses of $21,387 and $21,836	$533,622	$589,582
Other receivables	27,157	17,889
	$560,779	$607,471
The changes in estimated credit losses were as follows:

(in thousands)	Balance at Beginning of Period	Additions – Charged to Costs and Expenses	Deductions	Balance at End of Period
2022	$21,836	$2,958	$(3,407)	$21,387
2021	21,494	6,824	(6,482)	21,836
2020	14,276	10,667	(3,449)	21,494
Accounts payable and accrued liabilities consist of the following:

	As of December 31
(in thousands)	2022	2021
Accounts payable	$136,186	$126,985
Accrued compensation and related benefits	149,823	179,307
Other accrued liabilities	276,996	277,337
	$563,005	$583,629
Cash overdrafts of $0.5 million and $5.5 million are included in accounts payable and accrued liabilities at December 31, 2022 and 2021, respectively.

6.    INVENTORIES, CONTRACTS IN PROGRESS AND VEHICLE FLOOR PLAN PAYABLE
Inventories and contracts in progress consist of the following:

	As of December 31
(in thousands)	2022	2021
Raw materials	$68,494	$54,944
Work-in-process	15,718	11,506
Finished goods	140,548	72,796
Contracts in progress	2,051	2,225
	$226,811	$141,471
The Company finances new, used and service loaner vehicle inventory through standardized floor plan facilities with Truist Bank (Truist floor plan facility) and Ford Motor Credit Company (Ford floor plan facility). At December 31, 2022, the floor plan facilities bore interest at variable rates that are based on Secure Overnight Financing Rate (SOFR) and prime-based interest rates. On July 5, 2022, the Company entered into an amended agreement with Truist to increase the capacity under the Truist floor plan facility to $80.0 million. The weighted average interest rate for the floor plan facilities was 3.2%, 1.1% and 1.7% for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, the aggregate capacity under the floor plan facilities was $106.3 million, of which $69.8 million had been utilized, and is included in accounts payable and accrued liabilities in the Consolidated Balance Sheet. Changes in the vehicle floor plan payable are reported as cash flows from financing activities in the Consolidated Statements of Cash Flows.
The floor plan facilities are collateralized by vehicle inventory and other assets of the relevant dealership subsidiary, and contains a number of covenants, including, among others, covenants restricting the dealership subsidiary with respect to the creation of liens and changes in ownership, officers and key management personnel. The Company was in compliance with all of these restrictive covenants as of December 31, 2022.
The floor plan interest expense related to the vehicle floor plan arrangements is offset by amounts received from manufacturers in the form of floor plan assistance capitalized in inventory and recorded against cost of goods sold in the Consolidated Statements of Operations when the associated inventory is sold. For the years ended December 31, 2022, 2021 and 2020, the Company recognized a reduction in cost of goods sold of $4.6 million, $2.7 million and $2.1 million, respectively, related to manufacturer floor plan assistance.
7.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

	As of December 31
(in thousands)	2022	2021
Land	$86,892	$73,651
Buildings	203,256	211,758
Machinery, equipment and fixtures	457,145	419,778
Leasehold improvements	226,967	215,640
Construction in progress	35,150	19,517
	1,009,410	940,344
Less accumulated depreciation	(506,410)	(472,218)
	$503,000	$468,126
Depreciation expense was $73.3 million, $71.4 million, and $74.3 million in 2022, 2021 and 2020, respectively.
The Company recorded property, plant and equipment impairment charges of $2.4 million and $2.3 million in 2021 and 2020, respectively. The Company estimated the fair value of the property, plant and equipment using income and market approaches.

8.    LEASES
Operating Leases. The components of operating lease expense were as follows:

	Year Ended December 31
(in thousands)	2022	2021	2020
Operating lease cost	$91,613	$96,078	$113,669
Short-term and month-to-month lease cost	30,754	17,724	21,862
Variable lease cost	21,265	20,889	18,718
Sublease income	(14,734)	(16,918)	(18,508)
Total net lease cost	$128,898	$117,773	$135,741
The Company recorded impairment charges of $3.9 million and $11.4 million in 2021 and 2020, respectively. The Company estimated the fair value of the right-of-use assets using an income approach.
Supplemental information related to operating leases was as follows:

	Year Ended December 31
(in thousands)	2022	2021	2020
Cash Flow Information:
Operating cash flows from operating leases (payments)	$100,207	$105,164	$113,664
Right-of-use assets obtained in exchange for new operating lease liabilities (noncash)	81,838	59,409	27,031

		As of December 31
		2022	2021
Balance Sheet Information:
Lease right-of-use assets		$429,403	$437,969

Current lease liabilities		$70,007	$77,655
Noncurrent lease liabilities		393,626	405,200
Total lease liabilities		$463,633	$482,855

Weighted average remaining lease term (years)	10.7	10.6
Weighted average discount rate	4.9%	4.6%
At December 31, 2022, maturities of operating lease liabilities were as follows:

(in thousands)	December 31, 2022
2023	$90,564
2024	77,138
2025	60,960
2026	53,709
2027	48,522
Thereafter	286,561
Total payments	617,454
Less: Imputed interest	(153,821)
Total	$463,633
As of December 31, 2022, the Company has entered into operating leases, including educational and other facilities, that have not yet commenced that have minimum lease payments of $6.3 million. These operating leases will commence in fiscal year 2023 with lease terms of 3 to 11 years.
Finance Leases. The components of financing lease expense were as follows:

(in thousands)	Year Ended December 31, 2022
Finance lease cost:
Amortization of right-of-use assets	$2,351
Interest on lease liabilities	317
Finance lease cost	2,668
Variable lease cost	85
Total net lease cost	$2,753

Supplemental information related to finance leases was as follows:

(in thousands)	Year Ended December 31, 2022
Cash Flow Information:
Operating cash flows from finance leases	$317
Financing cash flows from finance leases (payments)	6,237
Right-of-use assets obtained in exchange for new finance lease liabilities (noncash)	9,182

As of December 31, 2022
Balance Sheet Information:
Property, plant and equipment, net	$13,835

Current lease liabilities	8,697
Noncurrent lease liabilities	5,362
Total lease liabilities	$14,059

Weighted average remaining lease term (years)	2.0
Weighted average discount rate	4.6%
At December 31, 2022, maturities of finance lease liabilities were as follows:

(in thousands)	December 31, 2022
2023	$9,034
2024	3,590
2025	1,990
Total payments	14,614
Less: Imputed interest	(555)
Total	$14,059
9.    GOODWILL AND OTHER INTANGIBLE ASSETS
In the fourth quarter of 2022, as a result of the weakened current outlook for digital advertising and consumer demand for art and related goods following substantial declines in revenues and significant operating losses at Leaf, the Company recorded goodwill and amortized intangible asset impairment charges of $129.0 million at the Leaf Media and Leaf Marketplace reporting units. The Company estimated the fair value of the reporting units and amortized intangible assets by utilizing a discounted cash flow model. The carrying values of the reporting units and amortized intangible assets exceeded their estimated fair values, resulting in goodwill and intangible asset impairment charges for the amount by which the carrying values exceeded their estimated fair values after taking into account the effect of deferred income taxes. Leaf is included in other businesses.
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

Amortization of intangible assets for the years ended December 31, 2022, 2021 and 2020, was $58.9 million, $57.9 million and $56.8 million, respectively. Amortization of intangible assets is estimated to be approximately $50 million in 2023, $37 million in 2024, $29 million in 2025, $20 million in 2026, $6 million in 2027 and $19 million thereafter.
The changes in the carrying amount of goodwill, by segment, were as follows:

(in thousands)	Education	Television Broadcasting	Manufacturing	Healthcare	Automotive	Other Businesses	Total
As of December 31, 2020
Goodwill	$1,183,379	$190,815	$234,993	$98,421	$39,121	$91,351	$1,838,080
Accumulated impairment losses	(331,151)	—	(7,616)	—	—	(14,563)	(353,330)
	852,228	190,815	227,377	98,421	39,121	76,788	1,484,750
Acquisitions	16,342	—	—	19,908	6,705	162,048	205,003
Impairment	—	—	(26,686)	—	—	—	(26,686)
Foreign currency exchange rate changes	(13,485)	—	—	—	—	—	(13,485)
As of December 31, 2021
Goodwill	1,186,236	190,815	234,993	118,329	45,826	253,399	2,029,598
Accumulated impairment losses	(331,151)	—	(34,302)	—	—	(14,563)	(380,016)
	855,085	190,815	200,691	118,329	45,826	238,836	1,649,582
Measurement period adjustment	1,081	—	—	249	—	(2,183)	(853)
Acquisitions	—	—	—	17,292	38,871	—	56,163
Impairment	—	—	—	—	—	(102,124)	(102,124)
Foreign currency exchange rate changes	(41,815)	—	—	—	—	—	(41,815)
As of December 31, 2022
Goodwill	1,145,502	190,815	234,993	135,870	84,697	251,216	2,043,093
Accumulated impairment losses	(331,151)	—	(34,302)	—	—	(116,687)	(482,140)
	$814,351	$190,815	$200,691	$135,870	$84,697	$134,529	$1,560,953
The changes in carrying amount of goodwill at the Company’s education division were as follows:

(in thousands)	Kaplan International	Higher Education	Supplemental Education	Total
As of December 31, 2020
Goodwill	$634,749	$174,564	$374,066	$1,183,379
Accumulated impairment losses	—	(111,324)	(219,827)	(331,151)
	634,749	63,240	154,239	852,228
Acquisitions	—	—	16,342	16,342
Foreign currency exchange rate changes	(13,481)	—	(4)	(13,485)
As of December 31, 2021
Goodwill	621,268	174,564	390,404	1,186,236
Accumulated impairment losses	—	(111,324)	(219,827)	(331,151)
	621,268	63,240	170,577	855,085
Measurement period adjustment	—	—	1,081	1,081
Foreign currency exchange rate changes	(41,707)	—	(108)	(41,815)
As of December 31, 2022
Goodwill	579,561	174,564	391,377	1,145,502
Accumulated impairment losses	—	(111,324)	(219,827)	(331,151)
	$579,561	$63,240	$171,550	$814,351

Other intangible assets consist of the following:

		As of December 31, 2022			As of December 31, 2021
(in thousands)	Useful Life Range	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Student and customer relationships	2–10 years	$297,766	$230,429	$67,337	$300,027	$206,714	$93,313
Trade names and trademarks	2–15 years	148,102	81,078	67,024	158,365	68,113	90,252
Network affiliation agreements	10 years	17,400	10,367	7,033	17,400	8,628	8,772
Databases and technology	3–6 years	36,216	32,219	3,997	36,585	26,464	10,121
Noncompete agreements	2–5 years	1,000	995	5	1,000	991	9
Other	1–8 years	43,644	27,618	16,026	68,500	23,847	44,653
		$544,128	$382,706	$161,422	$581,877	$334,757	$247,120
Indefinite-Lived Intangible Assets
Franchise agreements		$85,858			$44,058
Trade names and trademarks		81,905			86,972
FCC licenses		11,000			11,000
Licensure and accreditation		150			150
Other		21			—
		$178,934			$142,180
10.    INCOME TAXES
Income before income taxes consists of the following:

	Year Ended December 31
(in thousands)	2022	2021	2020
U.S.	$69,499	$421,420	$403,295
Non-U.S.	52,235	28,207	3,973
	$121,734	$449,627	$407,268
The provision for income taxes consists of the following:

(in thousands)	Current	Deferred	Total
Year Ended December 31, 2022
U.S. Federal	$37,525	$(6,180)	$31,345
State and Local	5,676	2,513	8,189
Non-U.S.	11,943	(177)	11,766
	$55,144	$(3,844)	$51,300
Year Ended December 31, 2021
U.S. Federal	$20,806	$64,356	$85,162
State and Local	4,354	(435)	3,919
Non-U.S.	6,094	1,125	7,219
	$31,254	$65,046	$96,300
Year Ended December 31, 2020
U.S. Federal	$77,882	$6,669	$84,551
State and Local	8,083	4,954	13,037
Non-U.S.	6,958	2,754	9,712
	$92,923	$14,377	$107,300

The provision for income taxes differs from the amount of income tax determined by applying the U.S. Federal statutory rate of 21% to the income before taxes as a result of the following:

	Year Ended December 31
(in thousands)	2022	2021	2020
U.S. Federal taxes at statutory rate (see above)	$25,564	$94,422	$85,526
State and local taxes, net of U.S. Federal tax	(331)	2,238	15,366
Valuation allowances against state tax benefits, net of U.S. Federal tax	6,800	859	(5,067)
Stock-based compensation	2	(24)	2,048
Valuation allowances against other non-U.S. income tax benefits	263	4,042	2,445
Goodwill impairments	15,628	1,612	—
Other, net	3,374	(6,849)	6,982
Provision for Income Taxes	$51,300	$96,300	$107,300
The Company’s effective tax rate for 2021 was favorably impacted by a $17.2 million deferred tax adjustment arising from a change in the estimated deferred state income tax rate attributable to the apportionment formula used in the calculation of deferred taxes related to the Company’s pension and other postretirement plans. This benefit is included in the overall state tax provision for 2021 of $2.2 million reflected above.
Deferred income taxes consist of the following:

	As of December 31
(in thousands)	2022	2021
Employee benefit obligations	$53,307	$64,258
Accounts receivable	3,770	3,554
State income tax loss carryforwards	61,826	63,050
State capital loss carryforwards	36	107
State income tax credit carryforwards	421	511
U.S. Federal income tax loss carryforwards	64,310	69,509
U.S. Federal foreign income tax credit carryforwards	1,271	970
Non-U.S. income tax loss carryforwards	19,937	18,877
Non-U.S. capital loss carryforwards	3,458	3,707
Leases	59,072	63,715
Other	2,350	6,396
Deferred Tax Assets	269,758	294,654
Valuation allowances	(62,816)	(57,603)
Deferred Tax Assets, Net	206,942	237,051
Prepaid pension cost	426,348	594,372
Unrealized gain on marketable equity securities	87,204	138,868
Goodwill and other intangible assets	81,593	103,497
Property, plant and equipment	19,703	15,451
Leases	49,473	51,668
Non-U.S. withholding tax	2,084	2,001
Deferred Tax Liabilities	666,405	905,857
Deferred Income Tax Liabilities, Net	$459,463	$668,806
The Company has $1,049.7 million of state income tax net operating loss carryforwards available to offset future state taxable income. During 2021, the Company recorded $115.4 million of state income tax loss carryforwards as a result of the Leaf acquisition. State income tax loss carryforwards, if unutilized, will start to expire approximately as follows:

(in millions)
2023	$5.4
2024	7.2
2025	18.1
2026	13.7
2027	17.6
2028 and after	987.7
Total	$1,049.7

The Company has recorded at December 31, 2022, $61.8 million in deferred state income tax assets, net of U.S. Federal income tax, with respect to these state income tax loss carryforwards. The Company has established $41.6 million in valuation allowances against these deferred state income tax assets, since the Company has determined that it is more likely than not that some of these state tax losses may not be fully utilized in the future to reduce state taxable income.
The Company has $306.2 million of U.S. Federal income tax loss carryforwards obtained as a result of prior stock acquisitions. During 2021, the Company recorded $262.5 million of U.S. Federal income tax loss carryforwards as a result of the Leaf acquisition. U.S. Federal income tax loss carryforwards are expected to be fully utilized as follows:

(in millions)
2023	$27.8
2024	27.8
2025	24.8
2026	14.0
2027	6.6
2028 and after	205.2
Total	$306.2
The Company has established at December 31, 2022, $64.3 million in U.S. Federal deferred tax assets with respect to these U.S. Federal income tax loss carryforwards.
For U.S. Federal income tax purposes, the Company has established U.S. Federal deferred tax assets with respect to $1.3 million of foreign tax credits available to be credited against future U.S. Federal income tax liabilities that will start to expire in 2023 if unutilized. The Company has recorded $1.3 million in valuation allowances against these deferred tax assets since the Company determined that it is more likely than not these foreign tax credit carryforwards may not be utilized in the future to reduce U.S. Federal income taxes.
The Company has $91.1 million of non-U.S. income tax loss carryforwards as a result of operating losses and carryforwards that were obtained in part through prior stock acquisitions that are available to offset future non-U.S. taxable income and has recorded, with respect to these losses, $19.9 million in non-U.S. deferred income tax assets. The Company has established $14.4 million in valuation allowances against the deferred tax assets for the portion of non-U.S. tax losses that may not be utilized to reduce future non-U.S. taxable income. The $91.1 million of non-U.S. income tax loss carryforwards consist of $50.7 million in losses that may be carried forward indefinitely; $26.0 million of losses that, if unutilized, will expire in varying amounts through 2027; and $14.4 million of losses that, if unutilized, will start to expire after 2027.
The Company has $11.5 million of non-U.S. capital loss carryforwards that may be carried forward indefinitely and are available to offset future non-U.S. capital gains. The Company recorded a $3.5 million non-U.S. deferred income tax asset for these non-U.S. capital loss carryforwards and has established a full valuation allowance against this non-U.S. deferred tax asset since the Company has determined that it is more likely than not that the capital loss carryforwards may not be utilized to reduce taxable income in the future.
Deferred tax valuation allowances and changes in deferred tax valuation allowances were as follows:

(in thousands)	Balance at Beginning of Period	Tax Expense and Revaluation	Deductions	Balance at End of Period
Year Ended
December 31, 2022	$57,603	$7,460	$(2,247)	$62,816
December 31, 2021	47,217	13,915	(3,529)	57,603
December 31, 2020	46,243	7,303	(6,329)	47,217
The Company has established $43.2 million in valuation allowances against deferred state tax assets recognized, net of U.S. Federal tax. As stated above, approximately $41.6 million of the valuation allowances, net of U.S. Federal income tax, relate to state income tax loss carryforwards. In most instances, the Company has established valuation allowances against deferred state income tax assets without considering potentially offsetting deferred tax liabilities established with respect to prepaid pension cost and goodwill. Prepaid pension cost and goodwill have not been considered a source of future taxable income for realizing those deferred state tax assets recognized since these temporary differences are not likely to reverse in the foreseeable future. However, certain deferred state tax assets have an indefinite life. As a result, the Company has considered deferred tax liabilities for prepaid pension cost and goodwill as a source of future taxable income for realizing those deferred state tax assets with indefinite lives. The valuation allowances established against deferred state income tax assets may increase or decrease within the next 12 months, based on operating results or the market value of investment holdings. The Company will monitor future results on a quarterly basis to determine whether the valuation allowances provided against deferred state tax assets should be increased or decreased as future circumstances warrant.
The Company has established $18.2 million in valuation allowances against non-U.S. deferred tax assets, and, as stated above, $14.4 million of the non-U.S. valuation allowances relate to non-U.S. income tax loss carryforwards and $3.5 million relate to non-U.S. capital loss carryforwards. Valuation allowances established against non-U.S. deferred tax assets are recorded at the education division and other businesses. These non-U.S. valuation allowances may increase or decrease within the next 12 months, based on operating results. As a result, the Company is unable to estimate the potential tax impact, given the uncertain operating environment. The Company will monitor future education division and other businesses’ operating results and projected future operating results on a quarterly basis to determine whether the valuation allowances provided against non-U.S. deferred tax assets should be increased or decreased as future circumstances warrant.
The Company estimates that unremitted non-U.S. subsidiary earnings, when distributed, will not be subject to tax except to the extent non-U.S. withholding taxes are imposed. Approximately $2.1 million of deferred tax liabilities remain recorded on the books at December 31, 2022 with respect to future non-U.S. withholding taxes the Company estimated may be imposed on future cash distributions.
U.S. Federal and state tax liabilities may be recorded if the investment in non-U.S. subsidiaries become held for sale instead of being held indefinitely, but calculation of the tax due is not practicable.
The 2019 U.S. Federal tax return and subsequent years remain open to IRS examination. The Company files income tax returns with the U.S. Federal government and in various state, local and non-U.S. governmental jurisdictions, with the consolidated U.S. Federal tax return filing considered the only major tax jurisdiction.
The Company endeavors to comply with tax laws and regulations where it does business, but cannot guarantee that, if challenged, the Company’s interpretation of all relevant tax laws and regulations will prevail and that all tax benefits recorded in the financial statements will ultimately be recognized in full.
The following summarizes the Company’s unrecognized tax benefits, excluding interest and penalties, for the respective periods:

	Year Ended December 31
(in thousands)	2022	2021	2020
Beginning unrecognized tax benefits	$3,004	$1,898	$1,572
Increases related to current year tax positions	300	1,061	742
Increases related to prior year tax positions	778	45	656
Decreases related to prior year tax positions	(185)	—	—
Decreases related to settlement with tax authorities	—	—	(1,072)
Decreases due to lapse of applicable statutes of limitations	—	—	—
Ending unrecognized tax benefits	$3,897	$3,004	$1,898
The unrecognized tax benefits relate to federal and state research and development tax credits applicable to the 2019 to 2022 tax periods, as well as state income tax filing positions applicable to the 2012 to 2018 and 2020 tax periods. In making these determinations, the Company presumes that taxing authorities pursuing examinations of the Company’s compliance with tax law filing requirements will have full knowledge of all relevant information, and, if necessary, the Company will pursue resolution of disputed tax positions by appeals or litigation. Although the Company cannot predict the timing of resolution with tax authorities, the Company estimates that some of the unrecognized tax benefits may change in the next 12 months due to settlement with the tax authorities. The Company expects that a $1.9 million federal tax benefit and a $2.0 million state tax benefit, net of $0.4 million federal tax expense, will reduce the effective tax rate in the future if the unrecognized tax benefits are recognized.
The Company classifies interest and penalties related to uncertain tax positions as a component of interest and other expenses, respectively. As of December 31, 2022, the Company has accrued $0.3 million of interest related to the unrecognized tax benefits. The Company has not accrued any penalties related to the unrecognized tax benefits.

11.    DEBT
The Company’s borrowings consist of the following:

				As of December 31
(in thousands)	Maturities	Stated Interest Rate	Effective Interest Rate	2022	2021
Unsecured notes (1)	2026	5.75%	5.75%	$397,548	$396,830
Revolving credit facility	2027	1.61% - 7.88%	3.16%	200,236	209,643
Truist Bank commercial note (2)	2031	1.85% - 5.77%	3.39%	23,522	24,504
Truist Bank commercial note	2032	2.10% - 6.17%	3.71%	66,513	22,500
Truist Bank commercial note (3)	2032	3.49% - 5.92%	4.78%	26,548	—
Pinnacle Bank term loan	2024	4.15%	4.19%	8,433	9,558
Other indebtedness	2025 - 2030	0.00% - 16.00%		3,560	4,466
Total Debt				726,360	667,501
Less: current portion				(155,813)	(141,749)
Total Long-Term Debt				$570,547	$525,752
____________
(1)    The carrying value is net of $2.5 million and $3.2 million of unamortized debt issuance costs as of December 31, 2022 and 2021, respectively.
(2)    The carrying value is net of $0.1 million of unamortized debt issuance costs as of December 31, 2022 and 2021.
(3)    The carrying value is net of $0.1 million of unamortized debt issuance costs as of December 31, 2022.
The Company’s $400 million senior unsecured fixed-rate notes (the Notes), due June 1, 2026, are guaranteed, jointly and severally, on a senior unsecured basis, by certain of the Company’s existing and future domestic subsidiaries, as described in the terms of the indenture. The Notes have a coupon rate of 5.75% per annum, payable semi-annually on June 1 and December 1. The Company may redeem the Notes in whole or in part at any time at the respective redemption prices described in the indenture. At December 31, 2022 and 2021, the fair value of the Notes, based on quoted market prices (Level 2 fair value assessment), totaled $395.1 million and $417.5 million, respectively.
On May 3, 2022, the Company amended the revolving credit facility to, among other things, (i) extend the maturity of the facility to May 30, 2027, (ii) eliminate borrowings under separate U.S. dollar and multicurrency tranches, (iii) update certain interest rate benchmarks including replacing USD London Interbank Offered Rate (LIBOR) with SOFR for borrowings denominated in U.S. dollars, (iv) incorporate a sub-facility for the issuance of letters of credit, and (v) allow for applicable margin for borrowings to be determined and adjusted quarterly based on the Company’s Total Net Leverage Ratio. The outstanding balance on the Company’s $300 million unsecured revolving credit facility was $200.2 million as of December 31, 2022, consisting of U.S. dollar borrowings of $140 million with interest payable at SOFR plus 1.375% or prime rate plus 0.375%, and British Pound (GBP) borrowings of £50 million with interest payable at Daily Sterling Overnight Index Average (SONIA) plus 1.375%.
On July 5, 2022, the Company’s automotive subsidiary amended its commercial note, dated December 28, 2021, with Truist Bank to, among other things, increase the aggregate loan amount to $71.6 million. The amended commercial note is payable over a 10-year period, with a final payment of the outstanding principal balance due on July 1, 2032. The amended commercial note bears interest at variable rates based on SOFR plus 2.05% per annum.
On July 5, 2022, the Company’s automotive subsidiary entered into three additional commercial notes with Truist Bank in an aggregate amount of $27.2 million. The commercial notes are each payable over a 10-year period, with a final payment of the outstanding principal balances due on July 1, 2032. The commercial notes each bear interest at variable rates based on SOFR plus 1.8% per annum. On the same date, the Company’s automotive subsidiary entered into three interest rate swap agreements with a total notional value of $27.2 million and a maturity date of July 1, 2032. The interest rate swap agreements will pay the automotive subsidiary interest on the $27.2 million notional amount based on SOFR plus 1.8% per annum and the automotive subsidiary will pay the counterparty a fixed rate of 4.861% per annum. The new interest rate swap agreements were entered into to convert the variable rate borrowings under these commercial notes into fixed rate borrowings. Based on the terms of the new interest rate swap agreements and the underlying borrowings, the new interest rate swaps were determined to be effective and thus qualify as cash flow hedges.
On October 21, 2021, the Company’s automotive subsidiary entered into a commercial note with Truist Bank in an aggregate principal amount of $24.75 million. The commercial note is payable over a 10-year period, with a final payment of the outstanding principal balance on October 1, 2031. The commercial note bears interest at variable rates based on SOFR plus 1.8% per annum. The automotive subsidiary used the net proceeds from this commercial note to repay the outstanding balance on the commercial note due in 2029. On the same date, the Company’s automotive subsidiary rolled its existing interest rate swap into a new interest rate swap agreement with a total notional value of $24.75 million and a maturity date of October 1, 2031. The new interest rate swap agreement will pay the automotive subsidiary variable interest on the $24.75 million notional amount based on SOFR plus 1.8% per annum and the automotive subsidiary will pay the counterparty a fixed rate of 4.118% per annum. The new interest rate swap agreement was entered into to convert the variable rate borrowing under this commercial note into a fixed rate borrowing. Based on the terms of the new interest rate swap agreement and the underlying borrowing, the new interest rate swap was determined to be effective and thus qualifies as a cash flow hedge.
On December 2, 2022, the GHG subsidiary amended its loan facility with Pinnacle Bank to extend the maturity of its $6.0 million line of credit to December 2, 2023 and updated the interest rate to be based on SOFR plus 2.85% per annum. The GHG subsidiary had no borrowings outstanding under its line of credit as of December 31, 2022 and 2021.
On January 26, 2021, the GHG subsidiary amended its loan facility with Pinnacle Bank to decrease the principal of the term loan to $10.6 million, bearing interest at 4.15% per annum.
The fair value of the Company’s other debt, which is based on Level 2 inputs, approximates its carrying value as of December 31, 2022 and 2021. The Company is in compliance with all financial covenants of the revolving credit facility, commercial notes, and Pinnacle Bank term loan as of December 31, 2022.
During 2022 and 2021, the Company had average borrowings outstanding of approximately $689.9 million and $545.2 million, respectively, at average annual interest rates of approximately 4.8%. The Company incurred net interest expense of $51.2 million, $30.5 million and $34.4 million during 2022, 2021 and 2020, respectively.
For the years ended December 31, 2022, 2021 and 2020, the Company recorded interest expense of $16.5 million, $4.1 million and $8.5 million, respectively, to adjust the fair value of the mandatorily redeemable noncontrolling interest. The fair value of the mandatorily redeemable noncontrolling interest was based on the fair value of the underlying subsidiaries owned by GHC One and GHC Two, after taking into account any debt and other noncontrolling interests of its subsidiary investments. The fair value of the owned subsidiaries is determined by reference to either a discounted cash flow or EBITDA multiple, which approximates fair value (Level 3 fair value assessment).

12.    FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	As of December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market investments (1)	$—	$7,686	$—	$7,686
Marketable equity securities (2)	609,921	—	—	609,921
Other current investments (3)	7,471	5,016	—	12,487
Interest rate swaps (4)	—	2,636	—	2,636
Total Financial Assets	$617,392	$15,338	$—	$632,730
Liabilities
Contingent consideration liabilities (5)	$—	$—	$8,423	$8,423
Foreign exchange swap (6)	—	333	—	333
Mandatorily redeemable noncontrolling interest (7)	—	—	30,845	30,845
Total Financial Liabilities	$—	$333	$39,268	$39,601

	As of December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities (2)	$809,997	$—	$—	$809,997
Other current investments (3)	7,230	7,218	—	14,448
Total Financial Assets	$817,227	$7,218	$—	$824,445
Liabilities
Contingent consideration liabilities (5)	$—	$—	$14,881	$14,881
Interest rate swap (8)	—	2,049	—	2,049
Foreign exchange swap (6)	—	484	—	484
Mandatorily redeemable noncontrolling interest (7)	—	—	13,661	13,661
Total Financial Liabilities	$—	$2,533	$28,542	$31,075
____________

(1)	The Company’s money market investments are included in cash and cash equivalents and the value considers the liquidity of the counterparty.
(2)
The Company’s investments in marketable equity securities are held in common shares of U.S. corporations that are actively traded on U.S. exchanges. Price quotes for these shares are readily available.

(3)	Includes U.S. Government Securities, corporate bonds, mutual funds and time deposits. These investments are valued using a market approach based on the quoted market prices of the security or inputs that include quoted market prices for similar instruments and are classified as either Level 1 or Level 2 in the fair value hierarchy.
(4)	Included in Deferred Charges and Other Assets. The Company utilized a market approach model using a notional amount of the interest rate swaps multiplied by the observable inputs of time to maturity and market interest rates.
(5)	Included in Accounts payable and accrued liabilities and Other Liabilities. The Company determined the fair value of the contingent consideration liabilities using either a Monte Carlo simulation, Black-Scholes model, or probability-weighted analysis depending on the type of target included in the contingent consideration requirements (revenue, EBITDA, client retention). All analyses included estimated financial projections for the acquired businesses and acquisition-specific discount rates.
(6)	Included in Accounts payable and accrued liabilities, and valued based on a valuation model that calculates the differential between the contract price and the market-based forward rate.
(7)	The fair value of the mandatorily redeemable noncontrolling interest is based on the fair value of the underlying subsidiaries owned by GHC One and GHC Two, after taking into account any debt and other noncontrolling interests of its subsidiary investments. The fair value of the owned subsidiaries is determined using enterprise value analyses which include an equal weighing between guideline public company and discounted cash flow analyses.
(8)	Included in Other Liabilities. The Company utilized a market approach model using the notional amount of the interest rate swap multiplied by the observable inputs of time to maturity and market interest rates.

The following table provides a reconciliation of changes in the Company’s financial liabilities measured at fair value on a recurring basis, using Level 3 inputs:

(in thousands)	Contingent consideration liabilities	Mandatorily redeemable noncontrolling interest
As of December 31, 2020	$37,174	$9,240
Acquisition of business	1,868	—
Changes in fair value (1)	(5,482)	4,077
Capital contributions	—	427
Accretion of value included in net income (1)	1,275	—
Settlements or distributions	(19,942)	(83)
Foreign currency exchange rate changes	(12)	—
As of December 31, 2021	14,881	13,661
Acquisition of business	397	—
Changes in fair value (1)	(6,672)	16,489
Capital contributions	—	1,018
Accretion of value included in net income (1)	1,567	—
Settlements or distributions	(1,750)	(323)
As of December 31, 2022	$8,423	$30,845
____________

(1)	Changes in fair value and accretion of value of contingent consideration liabilities are included in Selling, general and administrative expenses and the changes in fair value of mandatorily redeemable noncontrolling interest is included in Interest expense in the Company’s Consolidated Statements of Operations.
For the years ended December 31, 2022, 2021 and 2020, the Company recorded goodwill and other long-lived asset impairment charges of $129.0 million, $32.9 million and $30.2 million, respectively (see Note 19). The remeasurement of goodwill and other long-lived assets is classified as a Level 3 fair value assessment due to the significance of unobservable inputs developed in the determination of the fair value. The Company used a discounted cash flow model to determine the estimated fair value of the reporting units, indefinite-lived intangible assets, and other long-lived assets. Where appropriate, a market value approach was also utilized to supplement the discounted cash flow model. The Company made estimates and assumptions regarding future cash flows, royalty rates, discount rates, market values, and long-term growth rates.
For the years ended December 31, 2022, 2021 and 2020, the Company recorded gains of $6.9 million, $11.8 million, and $4.2 million, respectively, to equity securities that are accounted for as cost method investments based on observable transactions for identical or similar investments of the same issuer. For the years ended December 31, 2022 and 2020, the Company recorded impairment losses of $1.3 million and $7.3 million, respectively, to equity securities that are accounted for as cost method investments.
For the years ended December 31, 2021 and 2020, the Company recorded impairment charges of $6.6 million on one of its investments in affiliates and $3.6 million on two of its investments in affiliates, respectively (see Note 4).
13.    REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company generated 81%, 78% and 78% of its revenue from U.S. domestic sales in 2022, 2021 and 2020, respectively. The remaining 19%, 22%, and 22% of revenue was generated from non-U.S. sales.
In 2022, 2021 and 2020, the Company recognized 58%, 67%, and 73%, respectively, of its revenue over time as control of the services and goods transferred to the customer. The remaining 42%, 33% and 27%, respectively, of revenue was recognized at a point in time, when the customer obtained control of the promised goods.
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
Contract Assets. As of December 31, 2022, the Company recognized a contract asset of $26.3 million related to a contract at a Kaplan International business, which is included in Deferred Charges and Other Assets. The Company expects to recognize an additional $312.0 million related to the remaining performance obligation in the contract over the next seven years. As of December 31, 2021, the contract asset was $17.7 million.

Deferred Revenue. The Company records deferred revenue when cash payments are received or due in advance of the Company’s performance, including amounts which are refundable. The following table presents the change in the Company’s deferred revenue balance during the year ended December 31, 2022:

	As of December 31
(in thousands)	2022	2021	% Change
Deferred revenue	$385,507	$363,065	6
In April 2020, GHG received $31.5 million under the expanded Medicare Accelerated and Advanced Payment Program modified by the CARES Act as a result of COVID-19. The Department of Health and Human Services began to recoup this advance 365 days after the payment was issued. The advance has been recouped in full as of December 31, 2022. For the years ended December 31, 2022 and 2021, GHG recognized $12.6 million and $18.9 million of the balance in revenue for claims submitted for eligible services, respectively.
The majority of the change in the deferred revenue balance is due to increased enrollment in the Kaplan International division as a result of recovery from COVID-19, offset by the advanced Medicare payment. During the year ended December 31, 2022, the Company recognized $308.2 million from the Company’s deferred revenue balance as of December 31, 2021.
Revenue allocated to remaining performance obligations represents deferred revenue amounts that will be recognized as revenue in future periods. As of December 31, 2022, the deferred revenue balance related to certain medical and nursing qualifications with an original contract length greater than twelve months at Kaplan Supplemental Education was $7.2 million. Kaplan Supplemental Education expects to recognize 68% of this revenue over the next twelve months and the remainder thereafter.
Costs to Obtain a Contract. The following table presents changes in the Company’s costs to obtain a contract asset:

(in thousands)	Balance at Beginning of Year	Costs Associated with New Contracts	Less: Costs Amortized During the Year	Other	Balance at End of Year
2022	$26,081	$72,606	$(66,064)	$(976)	$31,647
2021	24,363	61,214	(59,116)	(380)	26,081
2020	31,020	51,891	(58,855)	307	24,363
The majority of other activity was related to currency translation adjustments in 2022, 2021, and 2020.
14.    CAPITAL STOCK, STOCK AWARDS AND STOCK OPTIONS
Capital Stock.  Each share of Class A common stock and Class B common stock participates equally in dividends. The Class B stock has limited voting rights and as a class has the right to elect 30% of the Board of Directors; the Class A stock has unlimited voting rights, including the right to elect a majority of the Board of Directors.
During 2022, 2021, and 2020 the Company purchased a total of 121,761, 93,969, and 406,112 shares, respectively, of its Class B common stock at a cost of approximately $71.4 million, $55.7 million, and $161.8 million, respectively. On September 10, 2020, the Board of Directors authorized the Company to purchase up to 500,000 shares of its Class B Common Stock. The Company did not announce a ceiling price or time limit for the purchases. At December 31, 2022, the Company had remaining authorization from the Board of Directors to purchase up to 148,421 shares of Class B common stock.
Stock Awards.  In 2012, the Company adopted an incentive compensation plan (the 2012 Plan), which, among other provisions, authorizes the awarding of Class B common stock to key employees in the form of stock awards, stock options and other awards involving the issuance of shares. Stock awards made under the 2012 Plan are primarily subject to the general restriction that stock awarded to a participant will be forfeited and revert to Company ownership if the participant’s employment terminates before the end of a specified period of service to the Company. At December 31, 2022, there were 206,323 shares reserved for issuance under the 2012 Plan, which were all subject to stock awards and stock options outstanding.
In 2022, the Company adopted a new incentive compensation plan (the 2022 Plan), which, among other provisions, authorizes the awarding of Class B common stock to key employees and non-employee Directors in the form of stock awards, stock options and other awards involving the issuance of shares. All stock awards, stock options and other awards involving the issuance of shares issued subsequent to the adoption of this plan are covered under this new incentive compensation plan. Stock awards made under the 2022 Plan are primarily subject to the general restriction that stock awarded to a participant will be forfeited and revert to Company ownership if the participant’s employment terminates before the end of a specified period of service to the Company. The number of Class B common shares authorized for issuance under the 2022 Plan is 500,000 shares. At December 31, 2022, there were 499,655 shares reserved for issuance under the 2022 Plan, all of which were available for future awards.
Activity related to stock awards under these incentive compensation plans for the year ended December 31, 2022 was as follows:

	Number of Shares	Average Grant-Date Fair Value
Beginning of year, unvested	31,571	$579.37
Awarded	1,221	605.49
Vested	(1,221)	605.49
Forfeited	(4,353)	576.45
End of Year, unvested	27,218	579.84
For the share awards outstanding at December 31, 2022, the aforementioned restriction is expected to lapse in 2023 for 11,120 shares, 2025 for 14,098 shares and 2027 for 2,000 shares. Also, early in 2023, the Company issued stock awards of 14,630 shares. Stock-based compensation costs resulting from Company stock awards were $3.4 million, $3.9 million and $4.1 million in 2022, 2021 and 2020, respectively.
As of December 31, 2022, there was $4.6 million of total unrecognized compensation expense related to these awards. That cost is expected to be recognized on a straight-line basis over a weighted average period of 1.4 years.
Stock Options.  Stock options granted under the incentive compensation plans cannot be less than the fair value on the grant date, generally vest over six years and have a maximum term of ten years.
Activity related to options outstanding for the year ended December 31, 2022 was as follows:

	Number of Shares	Average Option Price
Beginning of year	183,189	$612.16
Granted	—	—
Exercised	(5,084)	357.35
Expired or forfeited	—	—
End of Year	178,105	619.44
Of the shares covered by options outstanding at the end of 2022, 126,264 are now exercisable; 13,211 are expected to become exercisable in 2023; 12,876 are expected to become exercisable in 2024; 12,877 are expected to become exercisable in 2025; and 12,877 are expected to become exercisable in 2026. For 2022, 2021 and 2020, the Company recorded expense of $1.2 million, $1.7 million and $2.2 million, respectively, related to stock options. Information related to stock options outstanding and exercisable at December 31, 2022, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding at 12/31/2022	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable at 12/31/2022	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$427	74,105	7.7	426.86	22,599	7.7	426.86
719	77,258	1.8	719.15	77,258	1.8	719.15
805–872	26,742	3.0	865.02	26,407	2.9	865.26
	178,105	4.4	619.44	126,264	3.1	697.39
At December 31, 2022, the intrinsic value for all options outstanding, exercisable and unvested was $13.1 million, $4.0 million and $9.1 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of the Company’s stock was $604.21 at December 31, 2022. At December 31, 2022, there were 51,841 unvested options related to this plan with an average exercise price of $429.57 and a weighted average remaining contractual term of 7.7 years. At December 31, 2021, there were 65,050 unvested options with an average exercise price of $431.16 and a weighted average remaining contractual term of 8.7 years.
As of December 31, 2022, total unrecognized stock-based compensation expense related to stock options was $4.4 million, which is expected to be recognized on a straight-line basis over a weighted average period of approximately 3.7 years. There were 5,084 options exercised during 2022. The total intrinsic value of options exercised during 2022 was $1.2 million; a tax benefit from these option exercises of $0.3 million was realized. There were no options exercised during 2021. There were 77,258 options exercised during 2020. The total intrinsic value of options exercised during 2020 was $11.1 million; a tax benefit from these option exercises of $2.9 million was realized.
During 2020, the Company granted 77,258 options at an exercise price above the fair market value of its common stock at the date of grant. The weighted average grant-date fair value of options granted during 2020 was $93.79. No options were granted during 2022 or 2021.
The fair value of options at date of grant was estimated using the Black-Scholes method utilizing the following assumptions:

2020
Expected life (years)	8
Interest rate	0.53%
Volatility	27.70%
Dividend yield	1.45%
Other Awards. In 2022, the Company granted a stock award to an executive officer that is subject to price-based vesting conditions. The stock award provides the executive officer the right to receive 1,000 shares of the Company’s Class B common stock each time the Company’s closing share price exceeds a certain share price target for a 90 consecutive day period; the award period expires on December 31, 2027. The grant date fair value of the stock award totaled $3.5 million, which was estimated using a Monte Carlo simulation. The grant date fair value is recognized over the derived service period of each tranche. No shares related to this award vested in 2022 and the Company recognized $1.3 million in stock-based compensation expense related to this award in 2022.
For the year ended December 31, 2022, the Company recognized expense of $0.2 million related to the issuance and vesting of 345 shares to non-employee Directors under the 2022 Plan.
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
At December 31, 2022, a Kaplan senior manager holds 7,206 Kaplan restricted shares. The fair value of Kaplan’s common stock is determined by the Company’s compensation committee of the Board of Directors, and in January 2023, the committee set the fair value price at $1,565 per share. No options were awarded during 2022, 2021, or 2020; no options were exercised during 2022, 2021 or 2020; and no options were outstanding at December 31, 2022.
Kaplan recorded stock compensation expense of $1.0 million and $1.3 million in 2022 and 2021, respectively, and a stock compensation credit of $1.1 million in 2020. At December 31, 2022, the Company’s accrual balance related to the Kaplan restricted shares totaled $11.3 million. There were no payouts in 2022, 2021 or 2020.
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

The following reflects the Company’s net income and share data used in the basic and diluted earnings per share computations using the two-class method:

	Year Ended December 31
(in thousands, except per share amounts)	2022	2021	2020
Numerator:
Numerator for basic earnings per share:
Net income attributable to Graham Holdings Company common stockholders	$67,079	$352,075	$300,365
Less: Dividends paid–common stock outstanding and unvested restricted shares	(30,712)	(30,136)	(29,970)
Undistributed earnings	36,367	321,939	270,395
Percent allocated to common stockholders	99.43%	99.36%	99.45%
	36,160	319,867	268,917
Add: Dividends paid–common stock outstanding	30,540	29,946	29,812
Numerator for basic earnings per share	66,700	349,813	298,729
Add: Additional undistributed earnings due to dilutive stock options	—	5	4
Numerator for diluted earnings per share	$66,700	$349,818	$298,733
Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	4,823	4,951	5,124
Add: Effect of dilutive stock options	13	14	15
Denominator for diluted earnings per share	4,836	4,965	5,139
Graham Holdings Company Common Stockholders:
Basic earnings per share	$13.83	$70.65	$58.30
Diluted earnings per share	$13.79	$70.45	$58.13
____________
Earnings per share amounts may not recalculate due to rounding.
Diluted earnings per share excludes the following weighted average potential common shares, as the effect would be antidilutive, as computed under the treasury stock method:

	Year Ended December 31
(in thousands)	2022	2021	2020
Weighted average restricted stock	18	13	12
The 2022, 2021 and 2020 diluted earnings per share amounts exclude the effects of 105,000, 104,000 and 181,258 stock options and contingently issuable shares outstanding, respectively, as their inclusion would have been antidilutive due to a market condition.
In 2022, 2021 and 2020, the Company declared regular dividends totaling $6.32, $6.04 and $5.80 per share, respectively.
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
In 2022, a new pension credit retention program was implemented by the Company for certain Graham Healthcare Group employees; the program offers a pension credit up to $50,000 per employee, cliff vested after three years of continuous employment for existing employees and new employees hired from January 1, 2022 through December 31, 2024. The Company recorded $10.5 million in pension service cost expense in 2022 related to this program.
In the fourth quarter of 2022, the Company recorded $3.6 million in expenses related to a Separation Incentive Program (SIP) for certain Kaplan employees, which was funded from the assets of the Company’s pension plans.
In the second quarter of 2021, the Company recorded $1.1 million in expenses related to a SIP for certain Dekko employees, which was funded from the assets of the Company’s pension plans.

In the second quarter of 2020, the Company recorded $6.0 million in expenses related to a SIP for certain Kaplan, Code3 and Decile employees, which was funded from the assets of the Company’s pension plans. In the third quarter of 2020, the Company recorded $7.8 million in expenses related to a SIP for certain Kaplan employees, which was funded from the assets of the Company’s pension plans.
The following table sets forth obligation, asset and funding information for the Company’s defined benefit pension plans:

	Pension Plans
	As of December 31
(in thousands)	2022	2021
Change in Benefit Obligation
Benefit obligation at beginning of year	$1,088,309	$1,095,117
Service cost	32,567	22,991
Interest cost	30,504	26,917
Amendments	—	2
Actuarial (gain) loss	(219,466)	5,660
Benefits paid	(65,240)	(63,510)
Special termination benefits	3,624	1,132
Benefit Obligation at End of Year	$870,298	$1,088,309
Change in Plan Assets
Fair value of assets at beginning of year	$3,394,823	$2,803,422
Actual return on plan assets	(801,239)	654,911
Benefits paid	(65,240)	(63,510)
Fair Value of Assets at End of Year	$2,528,344	$3,394,823
Funded Status	$1,658,046	$2,306,514

	SERP
	As of December 31
(in thousands)	2022	2021
Change in Benefit Obligation
Benefit obligation at beginning of year	$112,706	$122,299
Service cost	911	1,022
Interest cost	3,289	2,943
Actuarial gain	(20,956)	(7,640)
Benefits paid	(5,932)	(5,918)
Benefit Obligation at End of Year	$90,018	$112,706
Funded Status	$(90,018)	$(112,706)
The changes in the Company’s benefit obligations for the pension plans and SERP were primarily due to the recognition of an actuarial gain resulting from an increase to the discount rate used to measure the benefit obligation and benefits paid during the year.
The accumulated benefit obligation for the Company’s pension plans at December 31, 2022 and 2021, was $843.6 million and $1,052.7 million, respectively. The accumulated benefit obligation for the Company’s SERP at December 31, 2022 and 2021, was $88.0 million and $112.2 million, respectively. The amounts recognized in the Company’s Consolidated Balance Sheets for its defined benefit pension plans are as follows:

	Pension Plans		SERP
	As of December 31		As of December 31
(in thousands)	2022	2021	2022	2021
Noncurrent asset	$1,658,046	$2,306,514	$—	$—

Current liability	—	—	(6,570)	(6,334)
Noncurrent liability	—	—	(83,448)	(106,372)
Recognized Asset (Liability)	$1,658,046	$2,306,514	$(90,018)	$(112,706)

Key assumptions utilized for determining the benefit obligation are as follows:

	Pension Plans		SERP
	As of December 31		As of December 31
	2022	2021	2022	2021
Discount rate	5.5%	2.9%	5.5%	2.9%
Rate of compensation increase – age graded	5.0%–1.0%	5.0%–1.0%	5.0%–1.0%	5.0%–1.0%
Cash balance interest crediting rate	4.28% with phase in to 5.50% in 2025	1.41% with phase in to 2.90% in 2024	—	—
The Company made no contributions to its pension plans in 2022 and 2021, and the Company does not expect to make any contributions in 2023. The SERP is unfunded, therefore, the Company made actual benefit payments of $5.9 million to beneficiaries in each of the years ended December 31, 2022 and 2021.
At December 31, 2022, future estimated benefit payments, excluding charges for early retirement programs, are as follows:

(in thousands)	Pension Plans	SERP
2023	$60,164	$6,748
2024	61,225	6,999
2025	67,838	7,244
2026	66,898	7,413
2027	68,227	7,452
2028–2032	334,626	36,725
The total (benefit) cost arising from the Company’s defined benefit pension plans consists of the following components:

	Pension Plans
	Year Ended December 31
(in thousands)	2022	2021	2020
Service cost	$32,567	$22,991	$22,656
Interest cost	30,504	26,917	32,587
Expected return on assets	(167,485)	(137,878)	(113,427)
Amortization of prior service cost	2,835	2,846	2,830
Recognized actuarial gain	(68,656)	(7,906)	—
Net Periodic Benefit for the Year	(170,235)	(93,030)	(55,354)
Special separation benefit expense	3,624	1,132	13,781
Total Benefit for the Year	$(166,611)	$(91,898)	$(41,573)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Current year actuarial loss (gain)	$749,258	$(511,373)	$(371,621)
Current year prior service cost	—	2	69
Amortization of prior service cost	(2,835)	(2,846)	(2,830)
Recognized net actuarial gain	68,656	7,906	—
Total Recognized in Other Comprehensive Income (Before Tax Effects)	$815,079	$(506,311)	$(374,382)
Total Recognized in Total Benefit and Other Comprehensive Income (Before Tax Effects)	$648,468	$(598,209)	$(415,955)

	SERP
	Year Ended December 31
(in thousands)	2022	2021	2020
Service cost	$911	$1,022	$954
Interest cost	3,289	2,943	3,678
Amortization of prior service cost	36	331	331
Recognized actuarial loss	666	5,930	5,267
Total Cost for the Year	$4,902	$10,226	$10,230
Other Changes in Benefit Obligations Recognized in Other Comprehensive Income
Current year actuarial (gain) loss	$(20,956)	$(7,640)	$7,448
Amortization of prior service cost	(36)	(331)	(331)
Recognized net actuarial loss	(666)	(5,930)	(5,267)
Total Recognized in Other Comprehensive Income (Before Tax Effects)	$(21,658)	$(13,901)	$1,850
Total Recognized in Total Cost and Other Comprehensive Income (Before Tax Effects)	$(16,756)	$(3,675)	$12,080
The costs for the Company’s defined benefit pension plans are actuarially determined. Below are the key assumptions utilized to determine periodic cost:

	Pension Plans			SERP
	Year Ended December 31			Year Ended December 31
	2022	2021	2020	2022	2021	2020
Discount rate	2.9%	2.5%	3.3%	2.9%	2.5%	3.3%
Expected return on plan assets	6.25%	6.25%	6.25%	—	—	—
Rate of compensation increase – age graded	5.0%–1.0%	5.0%–1.0%	5.0%–1.0%	5.0%–1.0%	5.0%–1.0%	5.0%–1.0%
Cash balance interest crediting rate	1.41% with phase in to 2.90% in 2024	1.41% with phase in to 2.50% in 2023	2.77% with phase in to 3.30% in 2022	—	—	—
Accumulated other comprehensive income (AOCI) includes the following components of unrecognized net periodic cost for the defined benefit plans:

	Pension Plans		SERP
	As of December 31		As of December 31
(in thousands)	2022	2021	2022	2021
Unrecognized actuarial (gain) loss	$(524,709)	$(1,342,623)	$(2,511)	$19,111
Unrecognized prior service cost	1,676	4,511	—	36
Gross Amount	(523,033)	(1,338,112)	(2,511)	19,147
Deferred tax liability (asset)	145,430	355,078	230	(5,340)
Net Amount	$(377,603)	$(983,034)	$(2,281)	$13,807
Defined Benefit Plan Assets.  The Company’s defined benefit pension obligations are funded by a portfolio made up of private investment funds, a U.S. stock index fund, and a relatively small number of stocks and high-quality fixed-income securities that are held by a third-party trustee. The assets of the Company’s pension plans were allocated as follows:

	As of December 31
	2022	2021
U.S. equities	59%	61%
Private investment funds	16%	17%
International equities	11%	9%
U.S. stock index fund	7%	9%
U.S. fixed income	7%	4%
	100%	100%
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
The Company evaluated its defined benefit pension plan asset portfolio for the existence of significant concentrations (defined as greater than 10% of plan assets) of credit risk as of December 31, 2022. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country and individual fund. At December 31, 2022, the pension plan held investments in one common stock and one private investment fund that exceeded 10% of total plan assets, valued at $842.6 million, or approximately 33% of total plan assets. At December 31, 2021, the pension plan held investments in one common stock and one private investment fund that exceeded 10% of total plan assets, valued at $998.8 million, or approximately 29% of total plan assets.

The Company’s pension plan assets measured at fair value on a recurring basis were as follows:

	As of December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$1,980	$—	$—	$1,980
Equity securities
U.S. equities (1)	1,507,609	—	—	1,507,609
International equities (2)	270,872	—	—	270,872
Total Investments	$1,780,461	$—	$—	$1,780,461
Short-term investment funds measured at NAV (3)				170,062
Private investment funds measured at NAV (4)				406,600
U.S. stock index fund measured at NAV (5)				168,532
Receivables, net				2,689
Total				$2,528,344

	As of December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$2,159	$—	$—	$2,159
Equity securities
U.S. equities (1)	2,067,152	—	—	2,067,152
International equities (2)	301,640	—	—	301,640
Total Investments	$2,370,951	$—	$—	$2,370,951
Short-term investment funds measured at NAV (3)				145,683
Private investment funds measured at NAV (4)				573,970
U.S. stock index fund measured at NAV (5)				302,478
Receivables, net				1,741
Total				$3,394,823
____________

(1)
U.S. equities.  These investments are held in common and preferred stock of U.S. corporations and American Depositary Receipts (ADRs) traded on U.S. exchanges. Common and preferred shares and ADRs are traded actively on exchanges, and price quotes for these shares are readily available. These investments are classified as Level 1 in the valuation hierarchy.

(2)
International equities.  These investments are held in common and preferred stock issued by non-U.S. corporations. Common and preferred shares are traded actively on exchanges, and price quotes for these shares are readily available. These investments are classified as Level 1 in the valuation hierarchy.

(3)
Short-term investment funds.  These investments include commingled funds that are primarily held in U.S. Treasury securities. The funds are valued using the net asset value (NAV) provided by the administrator of the funds and reviewed by the Company.

(4)
Private investment funds. This category includes a commingled fund and a private investment fund. The commingled fund invests in a diversified mix of publicly traded securities (U.S. and international stocks) and private companies. The private investment fund invests in non-public companies. The funds are valued using the NAV provided by the administrator of the funds and reviewed by the Company. The NAV is based on the value of the underlying assets owned by the fund, minus liabilities and divided by the number of units outstanding.

(5)
U.S. stock index fund. This fund consists of investments held in common stock, plus an uninvested cash portion comprising less than 1% of fund value, that together are designed to track the performance of the S&P 500 Index. The fund is valued using the NAV provided by the administrator of the fund and reviewed by the Company. The NAV is based on the value of the underlying assets owned by the fund, minus liabilities and divided by the number of units outstanding.

The following table sets forth a summary of the Plan’s investments with a reported NAV:

(in thousands)	Fair Value	Unfunded Commitment	Redemption Frequency	Other Redemption Restriction	Redemption Notice Period
Short-term investment funds
2022	$170,062	$—	Immediate	None	None
2021	$145,683	$—	Immediate	None	None
Private investment funds
2022	$406,600	$20,673	(1)	(1)	90 days
2021	$573,970	$26,088	(1)	(1)	90 days
U.S. stock index fund
2022	$168,532	$—	Immediate	None	1 day
2021	$302,478	$—	Immediate	None	1 day
____________

(1)
Five percent of the NAV of the investment in the commingled fund may be redeemed annually starting at the 12-month anniversary of the investment, subject to certain limitations. Additionally, the investment in the commingled fund may be redeemed in part, or in full, at the 60-month anniversary of the investment, or at any subsequent 36-month anniversary date following the initial 60-month anniversary. The investment in the private investment fund is generally not redeemable until the dissolution of the fund.

Other Postretirement Plans.  The following table sets forth obligation, asset and funding information for the Company’s other postretirement plans:

	Postretirement Plans
	As of December 31
(in thousands)	2022	2021
Change in Benefit Obligation
Benefit obligation at beginning of year	$4,722	$5,587
Interest cost	98	92
Actuarial gain	(1,205)	(582)
Benefits paid, net of Medicare subsidy	(215)	(375)
Benefit Obligation at End of Year	$3,400	$4,722
Funded Status	$(3,400)	$(4,722)
The change in the benefit obligation for the Company’s other postretirement plans was due to updated claims experience based on actual premium rates, the recognition of an actuarial gain resulting from an increase to the discount rate used to measure the benefit obligation, and benefits paid during the year.
The amounts recognized in the Company’s Consolidated Balance Sheets for its other postretirement plans are as follows:

	Postretirement Plans
	As of December 31
(in thousands)	2022	2021
Current liability	$(541)	$(671)
Noncurrent liability	(2,859)	(4,051)
Recognized Liability	$(3,400)	$(4,722)
The discount rates utilized for determining the benefit obligation at December 31, 2022 and 2021, for the postretirement plans were 4.76% and 2.23%, respectively. The assumed healthcare cost trend rate used in measuring the postretirement benefit obligation at December 31, 2022, was 6.75% for pre-age 65, decreasing to 4.5% in the year 2032 and thereafter. The assumed healthcare cost trend rate used in measuring the postretirement benefit obligation at December 31, 2022, was 6.92% for post-age 65, decreasing to 4.5% in the year 2032 and thereafter. The assumed healthcare cost trend rate used in measuring the postretirement benefit obligation at December 31, 2022, was 8.00% for Medicare Advantage, decreasing to 4.5% in the year 2032 and thereafter.
The Company’s postretirement benefit plans are unfunded, therefore, the Company made actual benefit payments of $0.2 million and $0.4 million to beneficiaries for the years ended December 31, 2022 and 2021, respectively.

At December 31, 2022, future estimated benefit payments are as follows:

(in thousands)	Postretirement Plans
2023	$541
2024	$468
2025	$382
2026	$341
2027	$322
2028–2032	$2,054
The total benefit arising from the Company’s other postretirement plans consists of the following components:

	Postretirement Plans
	Year Ended December 31
(in thousands)	2022	2021	2020
Interest cost	$98	$92	$167
Amortization of prior service credit	(7)	(7)	(481)
Recognized actuarial gain	(2,843)	(3,510)	(4,048)
Net Periodic Benefit for the Year	(2,752)	(3,425)	(4,362)
Settlement	—	(120)	—
Total Benefit for the Year	$(2,752)	$(3,545)	$(4,362)
Other Changes in Benefit Obligations Recognized in Other Comprehensive Income
Current year actuarial gain	$(1,205)	$(582)	$(991)
Amortization of prior service credit	7	7	481
Recognized actuarial gain	2,843	3,510	4,048
Settlement	—	120	—
Total Recognized in Other Comprehensive Income (Before Tax Effects)	$1,645	$3,055	$3,538
Total Recognized in Benefit and Other Comprehensive Income (Before Tax Effects)	$(1,107)	$(490)	$(824)
The costs for the Company’s postretirement plans are actuarially determined. The discount rate utilized to determine periodic cost for the years ended December 31, 2022, 2021 and 2020 were 2.23%, 1.78% and 2.68%. AOCI included the following components of unrecognized net periodic benefit for the postretirement plans:

	As of December 31
(in thousands)	2022	2021
Unrecognized actuarial gain	$(12,004)	$(13,642)
Unrecognized prior service credit	(5)	(12)
Gross Amount	(12,009)	(13,654)
Deferred tax liability	3,302	3,724
Net Amount	$(8,707)	$(9,930)
Multiemployer Pension Plans.  In 2022, 2021 and 2020, the Company contributed to one multiemployer defined benefit pension plan under the terms of a collective-bargaining agreement that covered certain union-represented employees. The Company’s total contributions to the multiemployer pension plan amounted to $0.1 million in each year for 2022, 2021 and 2020.
Savings Plans.  The Company recorded expense associated with retirement benefits provided under incentive savings plans (primarily 401(k) plans) of approximately $11.6 million in 2022, $10.9 million in 2021 and $8.8 million in 2020.

16.    OTHER NON-OPERATING INCOME
A summary of non-operating income is as follows:

	Year Ended December 31
(in thousands)	2022	2021	2020
Net gain on sale of businesses	$22,679	$3,789	$213,302
Net gain on cost method investments	6,883	11,756	4,209
Gain on sale of cost method investments	3,294	9,355	1,039
Foreign currency loss, net	(2,023)	(179)	(2,153)
Impairment of cost method investments	(1,305)	—	(7,327)
Gain on acquiring a controlling interest in an equity affiliate	—	—	3,708
Gain on sale of investment in affiliates	604	—	1,370
Other, net	3,368	7,833	386
Total Other Non-Operating Income	$33,500	$32,554	$214,534
The gains on cost method investments result from observable price changes in the fair value of the underlying equity securities accounted for under the cost method (see Notes 4 and 12).
For the years ended December 31, 2022, 2021 and 2020, the Company recorded contingent consideration gains of $4.3 million, $3.9 million and $3.5 million, respectively, related to the disposition of Kaplan University (KU) in 2018.
In the fourth quarter of 2022, the Company recorded an $18.4 million gain related to the CyberVista transaction (see Notes 3 and 4). The Company used a market approach to determine the fair value of the noncontrolling financial interest retained in CyberVista through its interest in N2K Networks.
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
17.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The other comprehensive (loss) income consists of the following components:

	Year Ended December 31, 2022
	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the year	$(48,340)	$—	$(48,340)
Pension and other postretirement plans:
Actuarial loss	(727,097)	187,018	(540,079)
Amortization of net actuarial gain included in net income	(70,833)	18,219	(52,614)
Amortization of net prior service cost included in net income	2,864	(737)	2,127
	(795,066)	204,500	(590,566)
Cash flow hedges:
Gain for the year	4,765	(1,096)	3,669
Other Comprehensive Loss	$(838,641)	$203,404	$(635,237)

	Year Ended December 31, 2021
	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the year	$(16,052)	$—	$(16,052)
Pension and other postretirement plans:
Actuarial gain	519,595	(133,915)	385,680
Prior service cost	(2)	1	(1)
Amortization of net actuarial gain included in net income	(5,486)	1,414	(4,072)
Amortization of net prior service cost included in net income	3,170	(817)	2,353
Settlement included in net income	(120)	30	(90)
	517,157	(133,287)	383,870
Cash flow hedge:
Gain for the year	349	(93)	256
Other Comprehensive Income	$501,454	$(133,380)	$368,074

	Year Ended December 31, 2020
	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the year	$31,642	$—	$31,642
Pension and other postretirement plans:
Actuarial gain	365,164	(98,594)	266,570
Prior service cost	(69)	19	(50)
Amortization of net actuarial loss included in net income	1,219	(329)	890
Amortization of net prior service cost included in net income	2,680	(724)	1,956
	368,994	(99,628)	269,366
Cash flow hedges:
Loss for the year	(1,282)	293	(989)
Other Comprehensive Income	$399,354	$(99,335)	$300,019
The accumulated balances related to each component of other comprehensive income (loss) are as follows:

(in thousands, net of taxes)	Cumulative Foreign Currency Translation Adjustment	Unrealized Gain on Pensions and Other Postretirement Plans	Cash Flow Hedges	Accumulated Other Comprehensive Income
As of December 31, 2020	$9,754	$595,287	$(1,727)	$603,314
Other comprehensive income (loss) before reclassifications	(16,052)	385,679	(375)	369,252
Net amount reclassified from accumulated other comprehensive income	—	(1,809)	631	(1,178)
Net other comprehensive income (loss)	(16,052)	383,870	256	368,074
As of December 31, 2021	(6,298)	979,157	(1,471)	971,388
Other comprehensive income (loss) before reclassifications	(48,340)	(540,079)	3,276	(585,143)
Net amount reclassified from accumulated other comprehensive income	—	(50,487)	393	(50,094)
Net other comprehensive income (loss)	(48,340)	(590,566)	3,669	(635,237)
As of December 31, 2022	$(54,638)	$388,591	$2,198	$336,151

The amounts and line items of reclassifications out of Accumulated Other Comprehensive Income (Loss) are as follows:

	Year Ended December 31			Affected Line Item in the Consolidated Statements of Operations
(in thousands)	2022	2021	2020
Pension and Other Postretirement Plans:
Amortization of net actuarial (gain) loss	$(70,833)	$(5,486)	$1,219	(1)
Amortization of net prior service cost	2,864	3,170	2,680	(1)
Settlement gains	—	(120)	—	(1)
	(67,969)	(2,436)	3,899	Before tax
	17,482	627	(1,053)	Provision for income taxes
	(50,487)	(1,809)	2,846	Net of tax
Cash Flow Hedges
	393	631	474	Interest expense
	—	—	13	Provision for income taxes
	393	631	487	Net of tax
Total reclassification for the year	$(50,094)	$(1,178)	$3,333	Net of tax
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
In 2015, Kaplan sold substantially all of the assets of the KHE Campuses (KHEC) business to Education Corporation of America. In 2018, certain subsidiaries of Kaplan contributed the institutional assets and operations of KU to a new university: an Indiana nonprofit, public-benefit corporation affiliated with Purdue University, known as Purdue University Global. Kaplan could be held liable to the current owners of KU and the KHEC schools related to the pre-sale conduct of the schools, and the pre-sale conduct of the schools has been and could be the subject of future compliance reviews, regulatory proceedings or lawsuits that could result in monetary liabilities or fines or other sanctions. On May 6, 2021, Kaplan received a notice from the Department of Education (ED) that it would be conducting a fact-finding process pursuant to the borrower defense to repayment (BDTR) regulations to determine the validity of more than 800 BDTR claims and a request for documents related to several of Kaplan’s previously owned schools. Beginning in July 2021, Kaplan started receiving the claims and related information requests. In total, Kaplan received 1,449 borrower defense applications that seek discharge of approximately $35 million in loans, excluding interest. Most claims received are from former KU students. The ED’s process for adjudicating these claims is subject to the borrower defense regulations including those finalized in 2022 and effective July 1, 2023, but it is not clear to what extent the ED will exclude claims based on the underlying statutes of limitations, evidence provided by Kaplan, or any prior investigation related to schools attended by the student applicants. Compared to the previous rule, the new rule in part, expands actions that can give rise to claims for discharge; provides that the borrower’s claim will be presumed true if the institution does not provide any responsive evidence; provides an easier process for group claims; and relies on current program review penalty hearing processes for discharge recoupment. Under the rule, the recoupment process applies only to loans first disbursed after July 1, 2023; however, the discharge process and standards apply to any pending application regardless of loan date. Kaplan believes it has defenses that would bar any student discharge or school liability including that the claims are barred by the applicable statute of limitations, unproven, incomplete and fail to meet regulatory filing requirements. Kaplan expects to vigorously defend any attempt by the ED to hold Kaplan liable for any ultimate student discharges and has responded to all claims with documentary and narrative evidence to refute the allegations, demonstrate their lack of merit, and support the denial of all such claims by the ED. If the claims are successful, the ED may seek reimbursement for the amount discharged from Kaplan. If the ED initiates a reimbursement action against Kaplan following approval of former students’ BDTR applications, Kaplan may be subject to significant liability. In November 2022 the Northern District of California approved the settlement agreement in the lawsuit Sweet v.

Cardona. The Plaintiffs in that lawsuit claimed that the ED failed to properly consider and decide pending BDTR claims. As part of the settlement, the ED agreed to discharge loans of borrowers who attended 150 specific schools, including all schools formerly owned by Kaplan, and who had BDTR claims pending as of the June 22, 2022 settlement execution date. This discharge will likely cover each of the 1,449 applications the ED sent to Kaplan and to which Kaplan responded. The ED and the Court made clear that these discharges as part of a settlement are not determinations that the pending BDTR claims are valid and the fact of the settlement discharge cannot be used as evidence of any determination of wrongdoing by the institutions. However, despite the fact that the loans are discharged per the settlement, the ED may still attempt to separately adjudicate the associated BDTR claims and follow the regulatory process for seeking recoupment from the institutions for such claims.
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
In August 2018, Purdue University Global received an updated Provisional Program Participation Agreement (PPPA) from the ED which is necessary for continued participation in the federal Title IV programs after the change in ownership from Kaplan to Purdue. The PPPA expired on June 30, 2021 but was extended to June 30, 2022. In August 2022, Purdue University Global received an extended PPPA that is effective through June 30, 2024. Under the extended PPPA, among other restrictions, Purdue University Global must also report information related to known governmental investigations and student complaints on a quarterly basis to the ED.
In June 2021, the Committee for Private Education (CPE) in Singapore instructed Kaplan Singapore to cease new enrollments for three marketing diploma programs on both a full and part-time basis due to noncompliance with minimum entry level requirements for admission and to teach out existing students in these programs. On August 23, 2021, the CPE issued the same instructions with respect to the Kaplan Foundation diploma and four information technology diploma programs on both a full and part-time basis. In November 2021, the CPE issued the same instructions with respect to a further 23 full-time or part-time diploma programs. Kaplan Singapore successfully applied for re-registration of certain diploma and additional full-time and part-time programs in 2022. In May 2022, CPE also renewed Kaplan Singapore’s registrations as a private education institution for a four year period expiring in 2026. In 2023, Kaplan Singapore will apply to renew the certification required for private education institutions to enroll international students and offer certain programs. As enrollments in diploma programs and undergraduate degree programs are not yet at levels existing prior to the regulatory action by the CPE in 2021, the impact of such regulatory actions will continue to have an adverse impact on Kaplan Singapore’s revenues, operating results and cash flows in the future while enrollment levels stabilize.
Other Commitments. The Company’s broadcast subsidiaries are parties to certain agreements that commit them to purchase programming to be produced in future years. At December 31, 2022, such commitments amounted to approximately $17.3 million. If such programs are not produced, the Company’s commitment would expire without obligation.
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
As of December 31, 2022, Kaplan had a total outstanding accounts receivable balance of $90.0 million from Purdue Global related to amounts due for reimbursements for services, fees earned and a deferred fee. Included in this total, Kaplan has a $19.4 million long-term receivable balance due from Purdue Global at December 31, 2022, related to the advance of $20.0 million during the initial KU Transaction.
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
Healthcare. Graham Healthcare Group provides home health, hospice and palliative services. GHG also provides other healthcare services, including nursing care and prescription services for patients receiving in-home infusion treatments, ABA therapy clinics, physician services for allergy, asthma and immunology patients, in-home aesthetics and healthcare software-as-a-service technology.
Automotive. Automotive includes six automotive dealerships in the Washington, D.C. metropolitan area, including Lexus of Rockville, Honda of Tysons Corner, Jeep of Bethesda, Ford of Manassas, which was acquired in December 2021, and Toyota of Woodbridge and Chrysler-Dodge-Jeep-Ram of Woodbridge, which were acquired in July 2022.
Other Businesses. Other businesses includes the following:
•Leaf Group, a consumer internet company, which was acquired in June 2021.
•Clyde’s Restaurant Group owns and operates 11 restaurants and entertainment venues in the Washington, D.C. metropolitan area.
•Framebridge, a custom framing service company, which was acquired in May 2020.
•Code3 is a marketing and insights company that manages digital advertising campaigns.
•The Slate Group and Foreign Policy Group, which publish online and print magazines and websites; and three investment stage businesses, Decile, Pinna and City Cast. Other businesses also includes Megaphone, which was sold in December 2020, and CyberVista, which merged with another entity in October 2022 resulting in the deconsolidation of the subsidiary.
Corporate Office.  Corporate office includes the expenses of the Company’s corporate office, defined benefit pension expense, and certain continuing obligations related to prior business dispositions.
Geographical Information.  The Company’s non-U.S. revenues in 2022, 2021 and 2020 totaled approximately $776 million, $709 million and $642 million, respectively, primarily from Kaplan’s operations outside the U.S. Additionally, revenues in 2022, 2021 and 2020 totaled approximately $448 million, $404 million, and $375 million, respectively, from Kaplan’s operations in the U.K. The Company’s long-lived assets in non-U.S. countries (excluding goodwill and other intangible assets), totaled approximately $477 million and $476 million at December 31, 2022 and 2021, respectively.
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
Total accrued restructuring costs at Kaplan was $1.2 million as of December 31, 2021.
In June 2020, CRG made the decision to close its restaurant and entertainment venue in Columbia, MD effective July 19, 2020 and recorded accelerated depreciation of property, plant and equipment totaling $5.7 million for the year ended December 31, 2020.

Company information broken down by operating segment and education division:

	Year Ended December 31
(in thousands)	2022	2021	2020
Operating Revenues
Education	$1,427,915	$1,361,245	$1,305,713
Television broadcasting	535,651	494,177	525,212
Manufacturing	486,643	458,125	416,137
Healthcare	326,000	223,030	198,196
Automotive	734,185	327,069	258,144
Other businesses	416,084	324,353	187,347
Corporate office	—	—	—
Intersegment elimination	(1,985)	(2,025)	(1,628)
	$3,924,493	$3,185,974	$2,889,121
Income (Loss) from Operations before Amortization of Intangible Assets and Impairment of Goodwill and Other Long-Lived Assets
Education	$99,103	$69,892	$41,056
Television broadcasting	207,319	154,862	199,938
Manufacturing	54,079	36,926	40,427
Healthcare	19,041	29,912	30,327
Automotive	34,633	11,771	502
Other businesses	(86,270)	(76,153)	(72,915)
Corporate office	(56,166)	(59,025)	(51,978)
	$271,739	$168,185	$187,357
Amortization of Intangible Assets and Impairment of Goodwill and Other Long-Lived Assets
Education	$16,170	$19,319	$29,452
Television broadcasting	5,440	5,440	5,440
Manufacturing	20,372	52,974	28,099
Healthcare	3,776	3,106	4,220
Automotive	—	—	6,698
Other businesses	142,083	9,971	13,041
Corporate office	—	—	—
	$187,841	$90,810	$86,950
Income (Loss) from Operations
Education	$82,933	$50,573	$11,604
Television broadcasting	201,879	149,422	194,498
Manufacturing	33,707	(16,048)	12,328
Healthcare	15,265	26,806	26,107
Automotive	34,633	11,771	(6,196)
Other businesses	(228,353)	(86,124)	(85,956)
Corporate office	(56,166)	(59,025)	(51,978)
	$83,898	$77,375	$100,407
Equity in (Losses) Earnings of Affiliates, Net	(2,837)	17,914	6,664
Interest Expense, Net	(51,177)	(30,534)	(34,439)
Non-Operating Pension and Postretirement Benefit Income, Net	197,939	109,230	59,315
(Loss) Gain on Marketable Equity Securities, net	(139,589)	243,088	60,787
Other Income, Net	33,500	32,554	214,534
Income Before Income Taxes	$121,734	$449,627	$407,268

	Year Ended December 31
(in thousands)	2022	2021	2020
Depreciation of Property, Plant and Equipment
Education	$34,114	$32,113	$31,759
Television broadcasting	12,294	14,018	13,830
Manufacturing	9,399	9,808	10,333
Healthcare	3,781	1,313	1,665
Automotive	3,709	2,156	2,017
Other businesses	9,392	11,376	13,947
Corporate office	608	631	706
	$73,297	$71,415	$74,257
Pension Service Cost
Education	$8,934	$9,357	$10,024
Television broadcasting	3,554	3,575	3,263
Manufacturing	1,104	1,282	1,424
Healthcare	11,008	561	543
Automotive	22	—	—
Other businesses	2,073	1,755	1,698
Corporate office	5,872	6,461	5,704
	$32,567	$22,991	$22,656
Capital Expenditures
Education	$46,878	$100,780	$33,553
Television broadcasting	5,832	6,803	13,470
Manufacturing	7,968	7,190	8,034
Healthcare	2,745	3,671	2,481
Automotive	3,606	31,124	3,181
Other businesses	15,352	13,176	5,075
Corporate office	21	25	80
	$82,402	$162,769	$65,874
Asset information for the Company’s business segments is as follows:

	As of December 31
(in thousands)	2022	2021
Identifiable Assets
Education	$1,987,042	$2,026,782
Television broadcasting	431,084	448,627
Manufacturing	486,487	486,304
Healthcare	249,845	194,823
Automotive	427,221	238,200
Other businesses	475,583	689,872
Corporate office	70,567	68,962
	$4,127,829	$4,153,570
Investments in Marketable Equity Securities	609,921	809,997
Investments in Affiliates	186,419	155,444
Prepaid Pension Cost	1,658,046	2,306,514
Total Assets	$6,582,215	$7,425,525

The Company’s education division comprises the following operating segments:

	Year Ended December 31
(in thousands)	2022	2021	2020
Operating Revenues
Kaplan international	$816,239	$726,875	$653,892
Higher education	304,136	317,854	316,095
Supplemental education	301,625	309,069	327,087
Kaplan corporate and other	18,752	14,759	12,643
Intersegment elimination	(12,837)	(7,312)	(4,004)
	$1,427,915	$1,361,245	$1,305,713
Income (Loss) from Operations before Amortization of Intangible Assets and Impairment of Long-Lived Assets
Kaplan international	$72,066	$33,457	$15,248
Higher education	24,031	24,134	24,364
Supplemental education	21,069	36,919	19,705
Kaplan corporate and other	(18,018)	(24,715)	(18,266)
Intersegment elimination	(45)	97	5
	$99,103	$69,892	$41,056
Amortization of Intangible Assets	$16,170	$16,001	$17,174
Impairment of Long-Lived Assets	$—	$3,318	$12,278
Income (Loss) from Operations
Kaplan international	$72,066	$33,457	$15,248
Higher education	24,031	24,134	24,364
Supplemental education	21,069	36,919	19,705
Kaplan corporate and other	(34,188)	(44,034)	(47,718)
Intersegment elimination	(45)	97	5
	$82,933	$50,573	$11,604
Depreciation of Property, Plant and Equipment
Kaplan international	$23,270	$21,472	$19,562
Higher education	4,107	3,658	3,082
Supplemental education	6,344	6,544	8,724
Kaplan corporate and other	393	439	391
	$34,114	$32,113	$31,759
Pension Service Cost
Kaplan international	$270	$291	$433
Higher education	3,842	4,440	4,150
Supplemental education	4,114	3,814	4,207
Kaplan corporate and other	708	812	1,234
	$8,934	$9,357	$10,024
Capital Expenditures
Kaplan international	$39,206	$92,532	$24,085
Higher education	1,398	3,629	3,234
Supplemental education	4,749	4,297	6,030
Kaplan corporate and other	1,525	322	204
	$46,878	$100,780	$33,553
Asset information for the Company’s education division is as follows:

	As of December 31
(in thousands)	2022	2021
Identifiable Assets
Kaplan international	$1,479,833	$1,493,868
Higher education	174,033	187,789
Supplemental education	268,499	286,877
Kaplan corporate and other	64,677	58,248
	$1,987,042	$2,026,782