Form 10-Q
period 2023-06-30
Graham Holdings Co
filed 2023-08-02
CIK 104889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2023
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
Shares outstanding at July 28, 2023:
Class A Common Stock – 964,001 Shares
Class B Common Stock – 3,684,526 Shares

GRAHAM HOLDINGS COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30

(in thousands, except per share amounts)	2023	2022	2023	2022
Operating Revenues
Sales of services	$625,219	$563,113	$1,212,082	$1,120,682
Sales of goods	479,780	370,189	924,463	727,341
	1,104,999	933,302	2,136,545	1,848,023
Operating Costs and Expenses
Cost of services sold (exclusive of items shown below)	363,030	329,702	719,972	654,683
Cost of goods sold (exclusive of items shown below)	404,824	302,126	775,096	592,646
Selling, general and administrative	244,683	227,844	486,645	452,706
Depreciation of property, plant and equipment	21,103	19,413	41,128	38,888
Amortization of intangible assets	13,304	14,889	27,248	29,801
Impairment of long-lived assets	—	—	745	—
	1,046,944	893,974	2,050,834	1,768,724
Income from Operations	58,055	39,328	85,711	79,299
Equity in (losses) earnings of affiliates, net	(6,115)	1,427	(1,454)	4,031
Interest income	1,548	696	2,752	1,411
Interest expense	(11,774)	(15,973)	(26,068)	(27,390)
Non-operating pension and postretirement benefit income, net	29,815	50,871	61,660	101,376
Gain (loss) on marketable equity securities, net	78,648	(165,540)	96,670	(118,628)
Other income, net	15,794	1,176	18,877	4,052
Income (Loss) Before Income Taxes	165,971	(88,015)	238,148	44,151
Provision for (Benefit from) Income Taxes	41,800	(21,400)	61,000	14,200
Net Income (Loss)	124,171	(66,615)	177,148	29,951
Net Income Attributable to Noncontrolling Interests	(1,383)	(870)	(2,088)	(1,812)
Net Income (Loss) Attributable to Graham Holdings Company Common Stockholders	$122,788	$(67,485)	$175,060	$28,139

Per Share Information Attributable to Graham Holdings Company Common Stockholders
Basic net income (loss) per common share	$25.96	$(13.95)	$36.78	$5.76
Basic average number of common shares outstanding	4,700	4,842	4,729	4,857
Diluted net income (loss) per common share	$25.89	$(13.95)	$36.67	$5.74
Diluted average number of common shares outstanding	4,713	4,842	4,744	4,870
See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2023	2022	2023	2022
Net Income (Loss)	$124,171	$(66,615)	$177,148	$29,951
Other Comprehensive Loss, Before Tax
Foreign currency translation adjustments:
Translation adjustments arising during the period	2,384	(40,928)	11,378	(42,666)
Pension and other postretirement plans:
Amortization of net prior service cost included in net income	411	716	820	1,432
Amortization of net actuarial gain included in net income	(10,434)	(18,082)	(21,200)	(35,856)
	(10,023)	(17,366)	(20,380)	(34,424)
Cash flow hedges gain	1,188	1,091	258	2,733
Other Comprehensive Loss, Before Tax	(6,451)	(57,203)	(8,744)	(74,357)
Income tax benefit related to items of other comprehensive loss	2,305	4,224	5,183	8,243
Other Comprehensive Loss, Net of Tax	(4,146)	(52,979)	(3,561)	(66,114)
Comprehensive Income (Loss)	120,025	(119,594)	173,587	(36,163)
Comprehensive income attributable to noncontrolling interests	(1,383)	(870)	(2,088)	(1,812)
Total Comprehensive Income (Loss) Attributable to Graham Holdings Company	$118,642	$(120,464)	$171,499	$(37,975)

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands)	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$111,738	$169,319
Restricted cash	40,468	20,467
Investments in marketable equity securities and other investments	661,306	622,408
Accounts receivable, net	468,363	560,779
Inventories and contracts in progress	259,224	226,811
Prepaid expenses	119,100	97,450
Income taxes receivable	2,048	9,313
Other current assets	3,683	1,547
Total Current Assets	1,665,930	1,708,094
Property, Plant and Equipment, Net	511,182	503,000
Lease Right-of-Use Assets	420,357	429,403
Investments in Affiliates	198,261	186,419
Goodwill, Net	1,568,020	1,560,953
Indefinite-Lived Intangible Assets	181,026	178,934
Amortized Intangible Assets, Net	134,363	161,422
Prepaid Pension Cost	1,684,914	1,658,046
Deferred Income Taxes	6,850	6,812
Deferred Charges and Other Assets (includes $174 and $646 of restricted cash)	233,055	189,132
Total Assets	$6,603,958	$6,582,215

Liabilities and Equity
Current Liabilities
Accounts payable and accrued liabilities	$559,153	$563,005
Deferred revenue	319,549	381,416
Income taxes payable	10,305	3,766
Current portion of lease liabilities	70,431	70,007
Current portion of long-term debt	141,161	155,813
Dividends declared	7,788	—
Total Current Liabilities	1,108,387	1,174,007
Accrued Compensation and Related Benefits	137,588	134,921
Other Liabilities	32,974	37,506
Deferred Income Taxes	485,467	466,275
Mandatorily Redeemable Noncontrolling Interest	31,136	30,845
Lease Liabilities	383,318	393,626
Long-Term Debt	565,564	570,547
Total Liabilities	2,744,434	2,807,727
Commitments and Contingencies (Note 14)
Redeemable Noncontrolling Interests	26,999	21,827
Preferred Stock	—	—
Common Stockholders’ Equity
Common stock	20,000	20,000
Capital in excess of par value	385,399	390,438
Retained earnings	7,314,654	7,163,128
Accumulated other comprehensive income, net of taxes
Cumulative foreign currency translation adjustment	(43,260)	(54,638)
Unrealized gain on pensions and other postretirement plans	373,453	388,591
Cash flow hedges	2,397	2,198
Cost of Class B common stock held in treasury	(4,243,166)	(4,178,334)
Total Common Stockholders’ Equity	3,809,477	3,731,383
Noncontrolling Interests	23,048	21,278
Total Equity	3,832,525	3,752,661
Total Liabilities and Equity	$6,603,958	$6,582,215
See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30
(in thousands)	2023	2022
Cash Flows from Operating Activities
Net Income	$177,148	$29,951
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and long-lived asset impairments	69,121	68,689
Amortization of lease right-of-use asset	33,245	33,473
Net pension benefit and special separation benefit expense	(46,074)	(90,971)
(Gain) loss on marketable equity securities and cost method investments, net	(99,774)	118,628
Gain on disposition of business, property, plant and equipment and investments, net	(11,755)	(2,265)
Credit loss expense	1,909	2,218
Stock-based compensation expense	3,334	3,102
Foreign exchange (gain) loss	(100)	1,525
Equity in losses (earnings) of affiliates, net of distributions	8,386	2,036
Provision for deferred income taxes	26,224	5,795
Accretion expense and change in fair value of contingent consideration liabilities	(4,466)	(2,655)
Change in operating assets and liabilities:
Accounts receivable	93,496	126,006
Inventories	(32,276)	(36,360)
Accounts payable and accrued liabilities	(50,664)	(37,455)
Deferred revenue	(58,505)	(59,558)
Income taxes receivable/payable	13,908	(8,284)
Lease liabilities	(34,878)	(40,872)
Other assets and other liabilities, net	(26,009)	(15,834)
Other	(31)	2,239
Net Cash Provided by Operating Activities	62,239	99,408
Cash Flows from Investing Activities
Proceeds from sales of marketable equity securities	61,979	74,233
Purchases of property, plant and equipment	(40,909)	(32,154)
Loan to related party	(30,000)	—
Investments in equity affiliates, cost method and other investments	(11,982)	(27,950)
Purchases of marketable equity securities	(6,162)	(31,468)
Net proceeds from disposition of property, plant and equipment, and investments	3,234	2,324
Other	868	(2,901)
Net Cash Used in Investing Activities	(22,972)	(17,916)
Cash Flows from Financing Activities
Common shares repurchased	(69,082)	(34,303)
Net proceeds from vehicle floor plan payable	28,982	14,121
Net payments under revolving credit facilities	(15,000)	(47,000)
Dividends paid	(15,746)	(15,465)
Repayments of borrowings	(7,983)	(7,580)
Proceeds from bank overdrafts	3,656	6,073
Deferred payments of acquisitions	(1,361)	(4,731)
Other	(1,346)	(686)
Net Cash Used in Financing Activities	(77,880)	(89,571)
Effect of Currency Exchange Rate Change	561	(4,901)
Net Decrease in Cash and Cash Equivalents and Restricted Cash	(38,052)	(12,980)
Beginning Cash and Cash Equivalents and Restricted Cash	190,432	158,843
Ending Cash and Cash Equivalents and Restricted Cash	$152,380	$145,863

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
As of December 31, 2022	$20,000	$390,438	$7,163,128	$336,151	$(4,178,334)	$21,278	$3,752,661	$21,827
Net income for the period			52,977				52,977
Net income attributable to noncontrolling interests			(650)			650	—
Net income attributable to redeemable noncontrolling interests			(55)				(55)	55
Change in redemption value of redeemable noncontrolling interests						64	64	70
Noncontrolling interest capital contribution						520	520
Distribution to redeemable noncontrolling interest							—	(70)
Dividends on common stock			(15,812)				(15,812)
Repurchase of Class B common stock					(23,439)		(23,439)
Issuance of Class B common stock		(4,067)			4,494		427
Amortization of unearned stock compensation and stock option expense		1,802					1,802
Other comprehensive income, net of income taxes				585			585
As of March 31, 2023	$20,000	$388,173	$7,199,588	$336,736	$(4,197,279)	$22,512	$3,769,730	$21,882
Net income for the period			124,171				124,171
Net income attributable to noncontrolling interests			(809)			809	—
Net income attributable to redeemable noncontrolling interests			(574)				(574)	574
Change in redemption value of redeemable noncontrolling interests		(4,550)				51	(4,499)	4,604
Distributions to noncontrolling interest						(324)	(324)	(61)
Dividends on common stock			(7,722)				(7,722)
Repurchase of Class B common stock					(45,643)		(45,643)
Forfeiture of restricted stock awards, net of Class B common stock issuances		61			(244)		(183)
Amortization of unearned stock compensation and stock option expense		1,715					1,715
Other comprehensive loss, net of income taxes				(4,146)			(4,146)
As of June 30, 2023	$20,000	$385,399	$7,314,654	$332,590	$(4,243,166)	$23,048	$3,832,525	$26,999

(in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
As of December 31, 2021	$20,000	$389,456	$7,126,761	$971,388	$(4,108,022)	$12,086	$4,411,669	$14,311
Net income for the period			96,566				96,566
Net income attributable to noncontrolling interests			(986)			986	—
Net loss attributable to redeemable noncontrolling interests			44				44	(44)
Change in redemption value of redeemable noncontrolling interests						64	64	64
Distribution to noncontrolling interest						(357)	(357)
Dividends on common stock			(15,497)				(15,497)
Repurchase of Class B common stock					(9,527)		(9,527)
Issuance of Class B common stock					1,437		1,437
Amortization of unearned stock compensation and stock option expense		1,677					1,677
Other comprehensive loss, net of income taxes				(13,135)			(13,135)
As of March 31, 2022	$20,000	$391,133	$7,206,888	$958,253	$(4,116,112)	$12,779	$4,472,941	$14,331
Net loss for the period			(66,615)				(66,615)
Noncontrolling interest capital contribution						140	140
Acquisition of noncontrolling interest						512	512
Net income attributable to noncontrolling interests			(929)			929	—
Acquisition of redeemable noncontrolling interest							—	2,164
Net loss attributable to redeemable noncontrolling interests			59				59	(59)
Change in redemption value of redeemable noncontrolling interests						64	64	64
Distribution to noncontrolling interest						(872)	(872)
Dividends on common stock			(7,656)				(7,656)
Repurchase of Class B common stock					(24,776)		(24,776)
Forfeiture of restricted stock awards, net of Class B common stock issuances		(462)			(415)		(877)
Amortization of unearned stock compensation and stock option expense		2,302					2,302
Other comprehensive loss, net of income taxes				(52,979)			(52,979)
As of June 30, 2022	$20,000	$392,973	$7,131,747	$905,274	$(4,141,303)	$13,552	$4,322,243	$16,500

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

Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States of America (GAAP) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (SEC). They include the assets, liabilities, results of operations and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or otherwise controlled by the Company. As permitted under such rules, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the three and six months ended June 30, 2023 and 2022 may not be indicative of the Company’s future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.
Certain amounts in previously issued financial statements have been reclassified to conform to the current year presentation (see Note 15).
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
Acquisition-related costs for acquisitions were expensed as incurred. The aggregate purchase price of the 2022 acquisitions was allocated as follows, based on acquisition date fair values to the following assets and liabilities:

Purchase Price Allocation
Year Ended
(in thousands)	December 31, 2022
Accounts receivable	$3,172
Inventory	21,278
Property, plant and equipment	36,255
Lease right-of-use assets	4,773
Goodwill	53,946
Indefinite-lived intangible assets	41,800
Amortized intangible assets	1,200
Other assets	404
Deferred income taxes	2,535
Floor plan payables	(10,908)
Other liabilities	(3,798)
Current and noncurrent lease liabilities	(5,865)
Redeemable noncontrolling interest	(2,164)
Noncontrolling interest	(512)
Aggregate purchase price, net of cash acquired	$142,116
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
The acquired companies were consolidated into the Company’s financial statements starting on their respective acquisition dates. The following unaudited pro forma information includes the 2022 acquisitions as if they occurred at the beginning of 2021:

	Three Months Ended June 30	Six Months Ended June 30
(in thousands)	2022	2022
Operating revenues	$1,015,285	$2,013,479
Net (loss) income	(62,062)	38,614
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
Disposition of Businesses. In June 2023, the Company entered into an agreement to merge the Pinna business with Realm of Possibility, Inc. (Realm) in return for an additional noncontrolling financial interest in Realm (the Pinna transaction). The Company deconsolidated the Pinna subsidiary, which was included in other businesses, and continues to account for its interest in Realm under the equity method of accounting (see Notes 3 and 12).
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
3. INVESTMENTS
Money Market Investments. As of June 30, 2023 and December 31, 2022, the Company had money market investments of $6.0 million and $7.7 million, respectively, that are classified as cash and cash equivalents in the Company’s Condensed Consolidated Balance Sheets.
Investments in Marketable Equity Securities. Investments in marketable equity securities consist of the following:

	As of
	June 30, 2023	December 31, 2022
(in thousands)
Total cost	$225,971	$270,764
Gross unrealized gains	422,785	363,147
Gross unrealized losses	—	(23,990)
Total Fair Value	$648,756	$609,921
At June 30, 2023 and December 31, 2022, the Company owned 55,430 shares in Markel Group Inc. (Markel) valued at $76.7 million and $73.0 million, respectively. The Chief Executive Officer of Markel, Mr. Thomas S. Gayner, is a member of the Company’s Board of Directors. As of June 30, 2023, the Company owned 422 Class A and 482,945 Class B shares in Berkshire Hathaway valued at $383.2 million, which exceeded 5% of the Company’s total assets.
The Company purchased $4.6 million of marketable equity securities during the first six months of 2023. The Company purchased $31.5 million of marketable equity securities during the first six months of 2022.
During the first six months of 2023, the gross cumulative realized net gains from the sales of marketable equity securities were $13.0 million. The total proceeds from such sales were $62.0 million. During the first six months of 2022, the gross cumulative realized gains from the sales of marketable equity securities were $39.1 million. The total proceeds from such sales were $74.2 million.
The net gain (loss) on marketable equity securities comprised the following:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2023	2022	2023	2022
Gain (loss) on marketable equity securities, net	$78,648	$(165,540)	$96,670	$(118,628)
Less: Net (gains) losses in earnings from marketable equity securities sold and donated	(9,132)	4,838	(5,475)	10,605
Net unrealized gains (losses) in earnings from marketable equity securities still held at the end of the period	$69,516	$(160,702)	$91,195	$(108,023)
Investments in Affiliates. In June 2023, the Company entered into an agreement to merge the Pinna business with Realm in return for an additional noncontrolling financial interest in Realm. The Company held an equity interest in Realm prior to the merger transaction, which was accounted for under the equity method. Following the merger transaction, the Company’s convertible note in Realm converted into equity and the Company also made an additional investment in Realm. As of June 30, 2023, the Company held a 42.2% interest in Realm on a fully diluted basis, and continues to account for its investment under the equity method.
As of June 30, 2023, the Company held a 49.9% interest in N2K Networks on a fully diluted basis, and accounts for its investment under the equity method. The Company holds two of the five seats of N2K Networks’ governing board with the other shareholders retaining substantive participation rights to control the financial and operating decisions of N2K Networks through representation on the board.

As of June 30, 2023, the Company held an approximate 18% interest in Intersection Holdings, LLC (Intersection), and accounts for its investment under the equity method. The Company holds two of the ten seats of Intersection’s governing board, which allows the Company to exercise significant influence over Intersection. In April 2023, the Company entered into a term note agreement to loan Intersection $30.0 million at an interest rate of 9% per annum. The principal and interest on the note are payable in monthly installments over 5 years with the final payment due by May 2028. The outstanding balance on this loan was $29.7 million as of June 30, 2023.
As of June 30, 2023, the Company also held investments in several other affiliates; GHG held a 40% interest in Residential Home Health Illinois, a 40% interest in Residential Hospice Illinois, a 40% interest in the joint venture formed between GHG and a Michigan hospital, and a 40% interest in the joint venture formed between GHG and Allegheny Health Network (AHN). During the first quarter of 2022, GHG invested an additional $18.5 million in the Residential Home Health Illinois and Residential Hospice Illinois affiliates to fund their acquisition of certain home health and hospice assets of the NorthShore University HealthSystem. The transaction diluted GHG’s interest in Residential Hospice Illinois resulting in a $0.6 million gain on the sale of investment in affiliate (see Note 12). For the three and six months ended June 30, 2023, the Company recorded $3.9 million and $7.4 million, respectively, in revenue for services provided to the affiliates of GHG. For the three and six months ended June 30, 2022, the Company recorded $3.7 million and $7.0 million, respectively, in revenue for services provided to the affiliates of GHG.
The Company had $42.6 million and $49.1 million in its investment account that represents cumulative undistributed income in its investments in affiliates as of June 30, 2023 and December 31, 2022, respectively.
Additionally, Kaplan International Holdings Limited (KIHL) held a 45% interest in a joint venture formed with University of York. KIHL loaned the joint venture £22 million, which loan is repayable over 25 years at an interest rate of 7% and guaranteed by the University of York. The outstanding balance on this loan was £20.4 million as of June 30, 2023. The loan is repayable by December 2041.
Cost Method Investments. The Company held investments without readily determinable fair values in a number of equity securities that are accounted for as cost method investments, which are recorded at cost, less impairment, and adjusted for observable price changes for identical or similar investments of the same issuer. The carrying value of these investments was $73.4 million and $66.7 million as of June 30, 2023 and December 31, 2022, respectively. During the three and six months ended June 30, 2023, the Company recorded gains of $1.3 million and $3.1 million, respectively, to those equity securities based on observable transactions.
4. ACCOUNTS RECEIVABLE, ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts receivable consist of the following:

	As of
	June 30, 2023	December 31, 2022
(in thousands)
Receivables from contracts with customers, less estimated credit losses of $24,252 and $21,387	$440,944	$533,622
Other receivables	27,419	27,157
	$468,363	$560,779
Credit loss expense was $1.4 million and $0.7 million for the three months ended June 30, 2023 and 2022, respectively. Credit loss expense was $1.9 million and $2.2 million for the six months ended June 30, 2023 and 2022, respectively.
Accounts payable and accrued liabilities consist of the following:

	As of
	June 30, 2023	December 31, 2022
(in thousands)
Accounts payable	$135,173	$136,186
Accrued compensation and related benefits	112,145	149,823
Other accrued liabilities	311,835	276,996
	$559,153	$563,005
Cash overdrafts of $4.1 million and $0.5 million are included in accounts payable as of June 30, 2023 and December 31, 2022, respectively.

5. INVENTORIES, CONTRACTS IN PROGRESS AND VEHICLE FLOOR PLAN PAYABLE
Inventories and contracts in progress consist of the following:

	As of
	June 30, 2023	December 31, 2022
(in thousands)
Raw materials	$65,076	$68,494
Work-in-process	14,687	15,718
Finished goods	178,323	140,548
Contracts in progress	1,138	2,051
	$259,224	$226,811
The Company finances new, used and service loaner vehicle inventory through standardized floor plan facilities with Truist Bank (Truist floor plan facility) and Ford Motor Credit Company (Ford floor plan facility). At June 30, 2023, the floor plan facilities bore interest at variable rates that are based on the Secured Overnight Financing Rate (SOFR) and prime-based interest rates. The weighted average interest rate for the floor plan facilities was 6.1% and 2.2% for the three months ended June 30, 2023 and 2022, respectively. The weighted average interest rate for the floor plan facilities was 5.7% and 2.1% for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, the aggregate capacity under the floor plan facilities was $106.3 million, of which $98.7 million had been utilized, and is included in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheet. Changes in the vehicle floor plan payable are reported as cash flows from financing activities in the Condensed Consolidated Statements of Cash Flows.
The floor plan facilities are collateralized by vehicle inventory and other assets of the relevant dealership subsidiary, and contains a number of covenants, including, among others, covenants restricting the dealership subsidiary with respect to the creation of liens and changes in ownership, officers and key management personnel. The Company was in compliance with all of these restrictive covenants as of June 30, 2023.
The floor plan interest expense related to the vehicle floor plan arrangements is offset by amounts received from manufacturers in the form of floor plan assistance capitalized in inventory and recorded against cost of goods sold in the Condensed Consolidated Statements of Operations when the associated inventory is sold. For the three months ended June 30, 2023 and 2022, the Company recognized a reduction in cost of goods sold of $1.5 million and $1.1 million, respectively, related to manufacturer floor plan assistance. For the six months ended June 30, 2023 and 2022, the Company recognized a reduction in cost of goods sold of $2.9 million and $2.0 million, respectively, related to manufacturer floor plan assistance.
6. GOODWILL AND OTHER INTANGIBLE ASSETS
Amortization of intangible assets for the three months ended June 30, 2023 and 2022, was $13.3 million and $14.9 million, respectively. Amortization of intangible assets for the six months ended June 30, 2023 and 2022, was $27.2 million and $29.8 million, respectively. Amortization of intangible assets is estimated to be approximately $23 million for the remainder of 2023, $37 million in 2024, $29 million in 2025, $20 million in 2026, $6 million in 2027 and $19 million thereafter.

The changes in the carrying amount of goodwill, by segment, were as follows:

(in thousands)	Education	Television Broadcasting	Manufacturing	Healthcare	Automotive	Other Businesses	Total
Balance as of December 31, 2022
Goodwill	$1,145,502	$190,815	$234,993	$135,870	$84,697	$251,216	$2,043,093
Accumulated impairment losses	(331,151)	—	(34,302)	—	—	(116,687)	(482,140)
	814,351	190,815	200,691	135,870	84,697	134,529	1,560,953
Measurement period adjustments	—	—	—	(2,217)	—	—	(2,217)
Acquisitions	—	—	—	385	—	—	385
Foreign currency exchange rate changes	8,899	—	—	—	—	—	8,899
Balance as of June 30, 2023
Goodwill	1,154,401	190,815	234,993	134,038	84,697	251,216	2,050,160
Accumulated impairment losses	(331,151)	—	(34,302)	—	—	(116,687)	(482,140)
	$823,250	$190,815	$200,691	$134,038	$84,697	$134,529	$1,568,020
The changes in carrying amount of goodwill at the Company’s education division were as follows:

(in thousands)	Kaplan International	Higher Education	Supplemental Education	Total
Balance as of December 31, 2022
Goodwill	$579,561	$174,564	$391,377	$1,145,502
Accumulated impairment losses	—	(111,324)	(219,827)	(331,151)
	579,561	63,240	171,550	814,351
Foreign currency exchange rate changes	8,856	—	43	8,899
Balance as of June 30, 2023
Goodwill	588,417	174,564	391,420	1,154,401
Accumulated impairment losses	—	(111,324)	(219,827)	(331,151)
	$588,417	$63,240	$171,593	$823,250
Other intangible assets consist of the following:

		As of June 30, 2023			As of December 31, 2022
(in thousands)	Useful Life Range	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Student and customer relationships	2–10 years	$282,017	$226,281	$55,736	$297,766	$230,429	$67,337
Trade names and trademarks	2–15 years	143,024	83,129	59,895	148,102	81,078	67,024
Network affiliation agreements	10 years	17,400	11,857	5,543	17,400	10,367	7,033
Databases and technology	3–6 years	36,287	34,545	1,742	36,216	32,219	3,997
Noncompete agreements	2–5 years	20	17	3	1,000	995	5
Other	1–8 years	41,144	29,700	11,444	43,644	27,618	16,026
		$519,892	$385,529	$134,363	$544,128	$382,706	$161,422
Indefinite-Lived Intangible Assets
Franchise agreements		$85,858			$85,858
Trade names and trademarks		83,997			81,905
FCC licenses		11,000			11,000
Licensure and accreditation		150			150
Other		21			21
		$181,026			$178,934

7. DEBT
The Company’s borrowings consist of the following:

				As of
(in thousands)	Maturities	Stated Interest Rate	Effective Interest Rate	June 30, 2023	December 31, 2022
Unsecured notes (1)	2026	5.75%	5.75%	$397,904	$397,548
Revolving credit facility	2027	4.80% - 8.63%	6.09%	188,136	200,236
Truist Bank commercial note (2)	2031	6.10% - 6.86%	6.58%	23,031	23,522
Truist Bank commercial note	2032	6.38% - 7.21%	6.81%	60,452	66,513
Truist Bank commercial note (3)	2032	6.13% - 6.96%	6.63%	25,873	26,548
Pinnacle Bank term loan	2024	4.15%	4.18%	7,871	8,433
Other indebtedness	2025 - 2030	0.00% - 16.00%		3,458	3,560
Total Debt				706,725	726,360
Less: current portion				(141,161)	(155,813)
Total Long-Term Debt				$565,564	$570,547
____________
(1)     The carrying value is net of $2.1 million and $2.5 million of unamortized debt issuance costs as of June 30, 2023 and December 31, 2022, respectively.
(2)     The carrying value is net of $0.1 million of unamortized debt issuance costs as of June 30, 2023 and December 31, 2022.
(3)     The carrying value is net of $0.1 million of unamortized debt issuance costs as of June 30, 2023 and December 31, 2022.
On July 28, 2023, the Company entered into a $150 million term note with each of the lenders party thereto, Wells Fargo Bank, N.A., JPMorgan Chase Bank N.A., Bank of America, N.A., HSBC Bank USA, N.A., and PNC Bank, N.A. The term note is payable in quarterly installments of $1.875 million starting in December 2023 with a final payment of the principal balance due on May 30, 2027. The term note bears interest at variable rates based on SOFR plus 1.75% per annum. The Company may redeem the term note in whole or in part with no penalty at any time. The term note has no impact on the existing financial covenants of the revolving credit facility.
At June 30, 2023 and December 31, 2022, the fair value of the Company’s 5.75% unsecured notes, based on quoted market prices (Level 2 fair value assessment), totaled $395.1 million.
The outstanding balance on the Company’s $300 million unsecured revolving credit facility was $188.1 million as of June 30, 2023, consisting of U.S. dollar borrowings of $125 million with interest payable at SOFR plus 1.375% or prime rate plus 0.375%, and British Pound (GBP) borrowings of £50 million with interest payable at Daily Sterling Overnight Index Average (SONIA) plus 1.375%.
The fair value of the Company’s other debt, which is based on Level 2 inputs, approximates its carrying value as of June 30, 2023 and December 31, 2022. The Company is in compliance with all financial covenants of the revolving credit facility, commercial notes, and Pinnacle Bank term loan as of June 30, 2023.
During the three months ended June 30, 2023 and 2022, the Company had average borrowings outstanding of approximately $742.1 million and $638.3 million, respectively, at average annual interest rates of approximately 6.0% and 4.7%, respectively. During the six months ended June 30, 2023 and 2022, the Company incurred net interest expense of $10.2 million and $15.3 million, respectively.
During the six months ended June 30, 2023 and 2022, the Company had average borrowings outstanding of approximately $738.3 million and $648.8 million, respectively, at average annual interest rates of approximately 5.9% and 4.5%, respectively. During the six months ended June 30, 2023 and 2022, the Company incurred net interest expense of $23.3 million and $26.0 million, respectively.
During the three months ended June 30, 2023, the Company recorded a credit to interest expense of $1.2 million to adjust the fair value of the mandatorily redeemable noncontrolling interest. During the six months ended June 30, 2023, the Company recorded interest expense of $0.3 million to adjust the fair value of the mandatorily redeemable noncontrolling interest. During the three and six months ended June 30, 2022, the Company recorded interest expense of $8.0 million and $11.4 million, respectively, to adjust the fair value of the mandatorily redeemable noncontrolling interest. The fair value of the mandatorily redeemable noncontrolling interest was based on the fair value of the underlying subsidiaries owned by GHC One and GHC Two, after taking into account any debt and other noncontrolling interests of its subsidiary investments. The fair value of the owned subsidiaries is determined by reference to either a discounted cash flow or EBITDA multiple, which approximates fair value (Level 3 fair value assessment).

8. FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	As of June 30, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market investments (1)	$—	$6,001	$—	$6,001
Marketable equity securities (2)	648,756	—	—	648,756
Other current investments (3)	11,419	1,131	—	12,550
Interest rate swaps (4)	—	2,841	—	2,841
Total Financial Assets	$660,175	$9,973	$—	$670,148
Liabilities
Contingent consideration liabilities (5)	$—	$—	$2,915	$2,915
Mandatorily redeemable noncontrolling interest (6)	—	—	31,136	31,136
Total Financial Liabilities	$—	$—	$34,051	$34,051

	As of December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market investments (1)	$—	$7,686	$—	$7,686
Marketable equity securities (2)	609,921	—	—	609,921
Other current investments (3)	7,471	5,016	—	12,487
Interest rate swaps (4)	—	2,636	—	2,636
Total Financial Assets	$617,392	$15,338	$—	$632,730
Liabilities
Contingent consideration liabilities (5)	$—	$—	$8,423	$8,423
Foreign exchange swap (7)	—	333	—	333
Mandatorily redeemable noncontrolling interest (6)	—	—	30,845	30,845
Total Financial Liabilities	$—	$333	$39,268	$39,601
____________

(1)	The Company’s money market investments are included in cash and cash equivalents and the value considers the liquidity of the counterparty.
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

The following tables provide a reconciliation of changes in the Company’s financial liabilities measured at fair value on a recurring basis, using Level 3 inputs:

(in thousands)	Contingent consideration liabilities	Mandatorily redeemable noncontrolling interest
As of December 31, 2022	$8,423	$30,845
Acquisition of business	220	—
Changes in fair value (1)	(5,157)	289
Capital contributions	—	66
Accretion of value included in net income (1)	691	—
Settlements or distributions	(1,262)	(64)
As of June 30, 2023	$2,915	$31,136

(in thousands)	Contingent consideration liabilities	Mandatorily redeemable noncontrolling interest
As of December 31, 2021	$14,881	$13,661
Acquisition of business	397	—
Changes in fair value (1)	(3,317)	11,430
Capital contributions	—	242
Accretion of value included in net income (1)	662	—
Settlements or distributions	(1,750)	(184)
As of June 30, 2022	$10,873	$25,149
____________

(1)	Changes in fair value and accretion of value of contingent consideration liabilities are included in Selling, general and administrative expenses and the changes in fair value of mandatorily redeemable noncontrolling interest is included in Interest expense in the Company’s Condensed Consolidated Statements of Operations.
During the six months ended June 30, 2023, the Company recorded long-lived asset impairment charges of $0.7 million. The remeasurement of the long-lived assets is classified as a Level 3 fair value assessment due to the significance of unobservable inputs developed in the determination of the fair value. The Company used a discounted cash flow model to determine the estimated fair value of the long-lived assets and made estimates and assumptions regarding future cash flows and discount rates.
During the three and six months ended June 30, 2023, the Company recorded gains of $1.3 million and $3.1 million, respectively, to equity securities that are accounted for as cost method investments based on observable transactions for identical or similar investments of the same issuer.
9. REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company generated 79% of its revenue from U.S. domestic sales for the three and six months ended June 30, 2023 and 2022. The remaining 21% of revenue was generated from non-U.S. sales for the three and six months ended June 30, 2023 and 2022.
For the three and six months ended June 30, 2023, the Company recognized 56% of its revenue over time as control of the services and goods transferred to the customer, and the remaining 44% at a point in time, when the customer obtained control of the promised goods. For the three and six months ended June 30, 2022, the Company recognized 60% of its revenue over time, and the remaining 40% at a point in time.
Contract Assets. As of June 30, 2023, the Company recognized a contract asset of $36.0 million related to a contract at a Kaplan International business, which is included in Deferred Charges and Other Assets. The Company expects to recognize an additional $322.5 million related to this contract over the next six years. As of December 31, 2022, the contract asset was $26.3 million.
Deferred Revenue. The Company records deferred revenue when cash payments are received or due in advance of the Company’s performance, including amounts which are refundable. The following table presents the change in the Company’s deferred revenue balance:

	As of
	June 30, 2023	December 31, 2022%
(in thousands)			Change
Deferred revenue	$323,330	$385,507	(16)
In April 2020, GHG received $31.5 million under the expanded Medicare Accelerated and Advanced Payment Program modified by the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) as a result of COVID-19.

The Department of Health and Human Services started to recoup this advance 365 days after the payment was issued. The advance has been recouped in full as of September 30, 2022. For the three and six months ended June 30, 2022, GHG recognized $5.6 million and $12.0 million of the balance in revenue for claims submitted for eligible services.
The majority of the change in the deferred revenue balance is related to the cyclical nature of services in the Kaplan international division. During the six months ended June 30, 2023, the Company recognized $280.4 million related to the Company’s deferred revenue balance as of December 31, 2022.
Revenue allocated to remaining performance obligations represents deferred revenue amounts that will be recognized as revenue in future periods. As of June 30, 2023, the deferred revenue balance related to certain medical and nursing qualifications with an original contract length greater than twelve months at Kaplan Supplemental Education was $7.0 million. Kaplan Supplemental Education expects to recognize 68% of this revenue over the next twelve months and the remainder thereafter.
Costs to Obtain a Contract. The following table presents changes in the Company’s costs to obtain a contract asset:

(in thousands)	Balance at Beginning of Period	Costs associated with new contracts	Less: Costs amortized during the period	Other	Balance at End of Period
2023	$31,647	$28,477	$(39,583)	$801	$21,342
The majority of other activity was related to currency translation adjustments for the six months ended June 30, 2023.

10. EARNINGS (LOSS) PER SHARE
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
The following reflects the Company’s net income (loss) and share data used in the basic and diluted earnings (loss) per share computations using the two-class method:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands, except per share amounts)	2023	2022	2023	2022
Numerator:
Numerator for basic earnings (loss) per share:
Net income (loss) attributable to Graham Holdings Company common stockholders	$122,788	$(67,485)	$175,060	$28,139
Less: Dividends paid-common stock outstanding and unvested restricted shares	(7,722)	(7,656)	(23,534)	(23,153)
Undistributed earnings (loss)	115,066	(75,141)	151,526	4,986
Percent allocated to common stockholders (1)	99.37%	100.00%	99.37%	99.40%
	114,337	(75,141)	150,566	4,956
Add: Dividends paid-common stock outstanding	7,673	7,610	23,388	23,016
Numerator for basic earnings (loss) per share	$122,010	$(67,531)	$173,954	$27,972
Add: Additional undistributed earnings due to dilutive stock options	2	—	3	—
Numerator for diluted earnings (loss) per share	$122,012	$(67,531)	$173,957	$27,972
Denominator:
Denominator for basic earnings (loss) per share:
Weighted average shares outstanding	4,700	4,842	4,729	4,857
Add: Effect of dilutive stock options	13	—	15	13
Denominator for diluted earnings (loss) per share	4,713	4,842	4,744	4,870
Graham Holdings Company Common Stockholders:
Basic earnings (loss) per share	$25.96	$(13.95)	$36.78	$5.76
Diluted earnings (loss) per share	$25.89	$(13.95)	$36.67	$5.74
____________
Earnings (loss) per share amounts may not recalculate due to rounding.
(1)    Percent of undistributed losses allocated to common stockholders is 100% in the three months ended June 30, 2022 as participating securities are not contractually obligated to share in losses.
Diluted earnings (loss) per share excludes the following weighted average potential common shares, as the effect would be antidilutive, as computed under the treasury stock method:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2023	2022	2023	2022
Weighted average restricted stock	10	17	10	17
Weighted average stock options	—	13	—	—
The diluted earnings (loss) per share amounts for the three and six months ended June 30, 2023 and June 30, 2022 exclude the effects of 105,000 stock options and contingently issuable shares outstanding as their inclusion would have been antidilutive due to a market condition.
In the three and six months ended June 30, 2023, the Company declared regular dividends totaling $1.65 and $4.95 per common share, respectively. In the three and six months ended June 30, 2022, the Company declared regular dividends totaling $1.58 and $4.74 per common share, respectively.

11. PENSION AND POSTRETIREMENT PLANS
Defined Benefit Plans. The total benefit arising from the Company’s defined benefit pension plans consists of the following components:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2023	2022	2023	2022
Service cost	$7,573	$4,993	$16,816	$11,024
Interest cost	11,559	7,611	23,093	15,281
Expected return on assets	(38,085)	(41,963)	(76,423)	(83,926)
Amortization of prior service cost	412	709	822	1,418
Recognized actuarial gain	(9,888)	(17,539)	(20,028)	(34,768)
Net Periodic Benefit	(28,429)	(46,189)	(55,720)	(90,971)
Special separation benefit expense	5,517	—	9,646	—
Total Benefit	$(22,912)	$(46,189)	$(46,074)	$(90,971)
In the second quarter of 2023, the Company recorded $5.5 million in expenses related to Separation Incentive Programs (SIPs) for certain Kaplan, Graham Media Group, Leaf Group, Code3 and Pinna employees, which will be funded from the assets of the Company’s pension plans. In the first quarter of 2023, the Company recorded $4.1 million in expenses related to SIPs for certain Leaf Group and Code3 employees, which was funded from the assets of the Company’s pension plans.
The total cost arising from the Company’s Supplemental Executive Retirement Plan (SERP) consists of the following components:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2023	2022	2023	2022
Service cost	$148	$228	$296	$456
Interest cost	1,165	822	2,330	1,644
Amortization of prior service cost	—	9	—	18
Recognized actuarial loss	—	167	—	333
Net Periodic Cost	$1,313	$1,226	$2,626	$2,451
Defined Benefit Plan Assets. The Company’s defined benefit pension obligations are funded by a portfolio made up of private investment funds, a U.S. stock index fund, and a relatively small number of stocks and high-quality fixed-income securities that are held by a third-party trustee. The assets of the Company’s pension plans were allocated as follows:

	As of
	June 30, 2023	December 31, 2022

U.S. equities	61%	59%
Private investment funds	17%	16%
International equities	11%	11%
U.S. stock index fund	4%	7%
U.S. fixed income	7%	7%
	100%	100%
The Company manages approximately 41% of the pension assets internally, of which the majority is invested in private investment funds with the remaining investments in Berkshire Hathaway and Markel stock, a U.S. stock index fund, and short-term fixed-income securities. The remaining 59% of plan assets are managed by two investment companies. The goal of the investment managers is to produce moderate long-term growth in the value of these assets, while protecting them against large decreases in value. Both investment managers may invest in a combination of equity and fixed-income securities and cash. The managers are not permitted to invest in securities of the Company or in alternative investments. One investment manager cannot invest more than 15% of the assets at the time of purchase in the stock of Alphabet and Berkshire Hathaway, and no more than 30% of the assets it manages in specified international exchanges at the time the investment is made. The other investment manager cannot invest more than 20% of the assets at the time of purchase in the stock of Berkshire Hathaway, and no more than 15% of the assets it manages in specified international exchanges at the time the investment is made, and no less than 10% of the assets could be invested in fixed-income securities. Excluding the exceptions noted above, the investment managers cannot invest more than 10% of the assets in the securities of any other single issuer, except for obligations of the U.S. Government, without receiving prior approval from the Plan administrator.

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
The Company evaluated its defined benefit pension plan asset portfolio for the existence of significant concentrations (defined as greater than 10% of plan assets) of credit risk as of June 30, 2023. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country and individual fund. At June 30, 2023, the pension plan held investments in one common stock and one private investment fund that exceeded 10% of total plan assets, valued at $946.4 million, or approximately 34% of total plan assets. At December 31, 2022, the pension plan held investments in one common stock and one private investment fund that exceeded 10% of total plan assets, valued at $842.6 million, or approximately 33% of total plan assets.
Other Postretirement Plans. The total benefit arising from the Company’s other postretirement plans consists of the following components:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2023	2022	2023	2022
Interest cost	$52	$25	$74	$49
Amortization of prior service credit	(1)	(2)	(2)	(4)
Recognized actuarial gain	(546)	(710)	(1,172)	(1,421)
Net Periodic Benefit	$(495)	$(687)	$(1,100)	$(1,376)
12. OTHER NON-OPERATING INCOME
A summary of non-operating income is as follows:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2023	2022	2023	2022
Gain on sale of businesses	$12,232	$753	$13,232	$1,698
Gain on cost method investments	1,273	—	3,104	—
Gain (loss) on sale of cost method investments	46	(51)	831	1,024
Foreign currency gain (loss), net	1,604	(478)	100	(1,525)
Gain on sale of investments in affiliates	—	—	15	604
Other gain, net	639	952	1,595	2,251
Total Other Non-Operating Income	$15,794	$1,176	$18,877	$4,052
The gain on cost method investments resulted from observable price changes in the fair value of the underlying equity securities accounted for under the cost method (see Notes 3 and 8).
During the three and six months ended June 30, 2023, the Company recorded contingent consideration gains of $2.2 million and $3.2 million, respectively, related to the disposition of Kaplan University (KU) in 2018. During the three and six months ended June 30, 2022, the Company recorded contingent consideration gains of $0.8 million and $1.7 million, respectively.
In the second quarter of 2023, the Company recorded a $10.0 million gain related to the Pinna transaction (see Notes 2 and 3). The Company used a market approach to determine the fair value of the noncontrolling financial interest received in Realm in exchange for the Pinna business.

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The other comprehensive income (loss) consists of the following components:

	Three Months Ended June 30
	2023			2022
	Before-Tax	Income	After-Tax	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$2,384	$—	$2,384	$(40,928)	$—	$(40,928)
Pension and other postretirement plans:
Amortization of net prior service cost included in net income	411	(106)	305	716	(185)	531
Amortization of net actuarial gain included in net income	(10,434)	2,684	(7,750)	(18,082)	4,660	(13,422)
	(10,023)	2,578	(7,445)	(17,366)	4,475	(12,891)
Cash flow hedges:
Gains for the period	1,188	(273)	915	1,091	(251)	840
Other Comprehensive Loss	$(6,451)	$2,305	$(4,146)	$(57,203)	$4,224	$(52,979)

	Six Months Ended June 30
	2023			2022
	Before-Tax	Income	After-Tax	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$11,378	$—	$11,378	$(42,666)	$—	$(42,666)
Pension and other postretirement plans:
Amortization of net prior service cost included in net income	820	(211)	609	1,432	(369)	1,063
Amortization of net actuarial gain included in net income	(21,200)	5,453	(15,747)	(35,856)	9,241	(26,615)
	(20,380)	5,242	(15,138)	(34,424)	8,872	(25,552)
Cash flow hedges:
Gains for the period	258	(59)	199	2,733	(629)	2,104
Other Comprehensive Loss	$(8,744)	$5,183	$(3,561)	$(74,357)	$8,243	$(66,114)
The accumulated balances related to each component of other comprehensive income (loss) are as follows:

(in thousands, net of taxes)	Cumulative Foreign Currency Translation Adjustment	Unrealized Gain on Pensions and Other Postretirement Plans	Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance as of December 31, 2022	$(54,638)	$388,591	$2,198	$336,151
Other comprehensive income before reclassifications	11,378	—	608	11,986
Net amount reclassified from accumulated other comprehensive income	—	(15,138)	(409)	(15,547)
Net other comprehensive income (loss)	11,378	(15,138)	199	(3,561)
Balance as of June 30, 2023	$(43,260)	$373,453	$2,397	$332,590

The amounts and line items of reclassifications out of Accumulated Other Comprehensive Income (Loss) are as follows:

	Three Months Ended June 30		Six Months Ended June 30		Affected Line Item in the Condensed Consolidated Statements of Operations

(in thousands)	2023	2022	2023	2022
Pension and Other Postretirement Plans:
Amortization of net prior service cost	$411	$716	$820	$1,432	(1)
Amortization of net actuarial gain	(10,434)	(18,082)	(21,200)	(35,856)	(1)
	(10,023)	(17,366)	(20,380)	(34,424)	Before tax
	2,578	4,475	5,242	8,872	Provision for (Benefit from) Income Taxes
	(7,445)	(12,891)	(15,138)	(25,552)	Net of Tax
Cash Flow Hedges	(235)	151	(409)	335	Interest expense
Total reclassification for the period	$(7,680)	$(12,740)	$(15,547)	$(25,217)	Net of Tax
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
In 2015, Kaplan sold substantially all of the assets of the KHE Campuses (KHEC) business to Education Corporation of America. In 2018, certain subsidiaries of Kaplan contributed the institutional assets and operations of KU to a new university: an Indiana nonprofit, public-benefit corporation affiliated with Purdue University, known as Purdue University Global. Kaplan could be held liable to the current owners of KU and the KHEC schools related to the pre-sale conduct of the schools, and the pre-sale conduct of the schools has been and could be the subject of future compliance reviews, regulatory proceedings or lawsuits that could result in monetary liabilities or fines or other sanctions. On May 6, 2021, Kaplan received a notice from the Department of Education (ED) that it would be conducting a fact-finding process pursuant to the borrower defense to repayment (BDTR) regulations to determine the validity of more than 800 BDTR claims and a request for documents related to several of Kaplan’s previously owned schools. Beginning in July 2021, Kaplan started receiving the claims and related information requests. In total, Kaplan received 1,449 borrower defense applications that seek discharge of approximately $35 million in loans, excluding interest. Most claims received are from former KU students. The ED’s process for adjudicating these claims is subject to the borrower defense regulations including those finalized in 2022 and effective July 1, 2023, but it is not clear to what extent the ED will exclude claims based on the underlying statutes of limitations, evidence provided by Kaplan, or any prior investigation related to schools attended by the student applicants. Compared to the previous rule, the new rule in part, expands actions that can give rise to claims for discharge; provides that the borrower’s claim will be presumed true if the institution does not provide any responsive evidence; provides an easier process for group claims; and relies on current program review penalty hearing processes for discharge recoupment. Under the rule, the recoupment process applies only to loans first disbursed after July 1, 2023; however, the discharge process and standards apply to any pending application regardless of loan date. Kaplan believes it has defenses that would bar any student discharge or school liability including that the claims are barred by the applicable statute of limitations, unproven, incomplete and fail to meet regulatory filing requirements. Kaplan expects to vigorously defend any attempt by the ED to hold Kaplan liable for any ultimate student discharges and has responded to all claims with documentary and narrative evidence to refute the allegations, demonstrate their lack of merit, and support the denial of all such claims by the ED. If the claims are successful, the ED may seek reimbursement for the amount discharged from Kaplan. If the ED initiates a reimbursement action against Kaplan following approval of former students’ BDTR applications, Kaplan may be subject to significant liability. In November 2022 the Northern District of California approved the settlement agreement in the lawsuit Sweet v. Cardona. The Plaintiffs in that lawsuit claimed that the ED failed to properly consider and decide pending BDTR claims. As part of the settlement, the ED agreed to discharge loans of borrowers who attended 150 specific schools, including schools formerly owned by Kaplan, and who had BDTR claims pending as of the June 22, 2022 settlement execution date. This discharge will likely cover each of the 1,449 applications the ED sent to Kaplan and to which Kaplan responded. The ED and the Court made clear that these discharges as part of a settlement are not determinations that the pending BDTR claims are valid and the fact of the settlement discharge cannot be used as evidence of any determination of wrongdoing by the institutions. However, despite the fact that the loans are discharged per the settlement, the ED may still attempt to separately adjudicate the associated BDTR claims and follow the regulatory process for seeking recoupment from the institutions for such claims. On October 27, 2022, the ED released a final rule that among other things, changes the Title IV definition of “Nonprofit” institution to generally exclude from that definition any institution that is an obligor on a debt owed to a former owner of the institution or that maintains a revenue-based service agreement with a former owner of the institution. The final rule had an effective date of July 1, 2023 and could subject Purdue Global to additional regulatory requirements.

15. BUSINESS SEGMENTS
In the second quarter of 2023, Kaplan modified its segment reporting for Kaplan India, a shared services center that supports Higher Education. Kaplan India was previously included in Kaplan corporate and other. Certain amounts in previously issued financial statements have been reclassified to conform to the current presentation.
The Company has seven reportable segments: Kaplan International, Kaplan Higher Education, Kaplan Supplemental Education, Television Broadcasting, Manufacturing, Healthcare and Automotive.

The following tables summarize the financial information related to each of the Company’s business segments:

	Three Months Ended June 30		Six Months Ended June 30

(in thousands)	2023	2022	2023	2022
Operating Revenues
Education	$402,227	$353,013	$780,268	$711,025
Television broadcasting	118,829	122,386	231,706	245,805
Manufacturing	120,082	127,062	234,666	243,002
Healthcare	113,282	76,385	215,341	143,640
Automotive	260,672	147,602	493,233	298,569
Other businesses	90,449	107,326	182,457	206,943
Corporate office	850	—	850	—
Intersegment elimination	(1,392)	(472)	(1,976)	(961)
	$1,104,999	$933,302	$2,136,545	$1,848,023
Income (Loss) from Operations before Amortization of Intangible Assets and Impairment of Long-Lived Assets
Education	$34,100	$22,769	$61,556	$47,327
Television broadcasting	34,553	41,042	64,498	82,300
Manufacturing	16,314	9,666	28,504	24,804
Healthcare	9,259	7,250	13,149	14,538
Automotive	9,460	7,365	20,303	14,443
Other businesses	(21,118)	(23,031)	(49,024)	(50,461)
Corporate office	(11,209)	(10,844)	(25,282)	(23,851)
	$71,359	$54,217	$113,704	$109,100
Amortization of Intangible Assets and Impairment of Long-Lived Assets
Education	$3,984	$4,064	$8,400	$8,210
Television broadcasting	1,363	1,360	2,725	2,720
Manufacturing	4,332	5,164	9,194	10,327
Healthcare	882	988	1,836	1,917
Automotive	—	—	—	—
Other businesses	2,743	3,313	5,838	6,627
Corporate office	—	—	—	—
	$13,304	$14,889	$27,993	$29,801
Income (Loss) from Operations
Education	$30,116	$18,705	$53,156	$39,117
Television broadcasting	33,190	39,682	61,773	79,580
Manufacturing	11,982	4,502	19,310	14,477
Healthcare	8,377	6,262	11,313	12,621
Automotive	9,460	7,365	20,303	14,443
Other businesses	(23,861)	(26,344)	(54,862)	(57,088)
Corporate office	(11,209)	(10,844)	(25,282)	(23,851)
	$58,055	$39,328	$85,711	$79,299
Equity in (Losses) Earnings of Affiliates, Net	(6,115)	1,427	(1,454)	4,031
Interest Expense, Net	(10,226)	(15,277)	(23,316)	(25,979)
Non-Operating Pension and Postretirement Benefit Income, Net	29,815	50,871	61,660	101,376
Gain (Loss) on Marketable Equity Securities, Net	78,648	(165,540)	96,670	(118,628)
Other Income, Net	15,794	1,176	18,877	4,052
Income (Loss) Before Income Taxes	$165,971	$(88,015)	$238,148	$44,151

	Three Months Ended June 30		Six Months Ended June 30

(in thousands)	2023	2022	2023	2022
Depreciation of Property, Plant and Equipment
Education	$9,460	$8,531	$18,428	$17,036
Television broadcasting	3,087	3,085	6,123	6,374
Manufacturing	2,287	2,323	4,569	4,751
Healthcare	1,287	455	2,391	865
Automotive	1,148	752	2,261	1,529
Other businesses	3,681	4,114	7,050	8,029
Corporate office	153	153	306	304
	$21,103	$19,413	$41,128	$38,888
Pension Service Cost
Education	$2,256	$1,931	$4,454	$4,467
Television broadcasting	805	856	1,665	1,782
Manufacturing	281	224	556	552
Healthcare	2,685	93	7,042	279
Automotive	5	5	10	11
Other businesses	613	477	1,185	997
Corporate office	928	1,407	1,904	2,936
	$7,573	$4,993	$16,816	$11,024
Asset information for the Company’s business segments is as follows:

	As of
(in thousands)	June 30, 2023	December 31, 2022
Identifiable Assets
Education	$1,925,946	$1,987,042
Television broadcasting	420,915	431,084
Manufacturing	483,495	486,487
Healthcare	258,435	249,845
Automotive	461,630	427,221
Other businesses	424,718	475,583
Corporate office	96,888	70,567
	$4,072,027	$4,127,829
Investments in Marketable Equity Securities	648,756	609,921
Investments in Affiliates	198,261	186,419
Prepaid Pension Cost	1,684,914	1,658,046
Total Assets	$6,603,958	$6,582,215

The Company’s education division comprises the following operating segments:

	Three Months Ended June 30		Six Months Ended June 30

(in thousands)	2023	2022	2023	2022
Operating Revenues
Kaplan international	$237,663	$200,871	$464,739	$405,384
Higher education	90,291	74,427	168,632	151,676
Supplemental education	74,616	77,546	148,203	153,850
Kaplan corporate and other	2,887	2,445	5,259	4,798
Intersegment elimination	(3,230)	(2,276)	(6,565)	(4,683)
	$402,227	$353,013	$780,268	$711,025
Income (Loss) From Operations before Amortization of Intangible Assets and Impairment of Long-Lived Assets
Kaplan international	$20,751	$19,063	$42,052	$39,627
Higher education	17,795	3,012	24,878	8,359
Supplemental education	3,512	4,829	7,263	8,200
Kaplan corporate and other	(7,824)	(4,079)	(12,662)	(8,822)
Intersegment elimination	(134)	(56)	25	(37)
	$34,100	$22,769	$61,556	$47,327
Amortization of Intangible Assets	$3,984	$4,064	$7,923	$8,210
Impairment of Long-Lived Assets	$—	$—	$477	$—
Income (Loss) from Operations
Kaplan international	$20,751	$19,063	$42,052	$39,627
Higher education	17,795	3,012	24,878	8,359
Supplemental education	3,512	4,829	7,263	8,200
Kaplan corporate and other	(11,808)	(8,143)	(21,062)	(17,032)
Intersegment elimination	(134)	(56)	25	(37)
	$30,116	$18,705	$53,156	$39,117
Depreciation of Property, Plant and Equipment
Kaplan international	$6,903	$5,794	$13,233	$11,549
Higher education	1,071	1,127	2,173	2,206
Supplemental education	1,461	1,578	2,970	3,217
Kaplan corporate and other	25	32	52	64
	$9,460	$8,531	$18,428	$17,036
Pension Service Cost
Kaplan international	$81	$63	$161	$135
Higher education	923	820	1,845	1,901
Supplemental education	1,023	895	2,047	2,077
Kaplan corporate and other	229	153	401	354
	$2,256	$1,931	$4,454	$4,467
Asset information for the Company’s education division is as follows:

	As of
(in thousands)	June 30, 2023	December 31, 2022
Identifiable Assets
Kaplan international	$1,416,815	$1,479,833
Higher education	207,928	187,034
Supplemental education	249,206	268,499
Kaplan corporate and other	51,997	51,676
	$1,925,946	$1,987,042

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.
This analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto.
Results of Operations
The Company reported net income attributable to common shares of $122.8 million ($25.89 per share) for the second quarter of 2023, compared to a net loss of $67.5 million ($13.95 per share) for the second quarter of 2022.
Items included in the Company’s net income for the second quarter of 2023:
•a $4.3 million net credit related to a fair value change in contingent consideration from a prior acquisition at Corporate (after-tax impact of $4.2 million, or $0.89 per share);
•$5.5 million in expenses related to non-operating Separation Incentive Programs (SIPs) at other businesses and the education and television broadcasting divisions (after-tax impact of $4.1 million, or $0.86 per share);
•$78.6 million in net gains on marketable equity securities (after-tax impact of $57.9 million, or $12.22 per share);
•$8.6 million in net losses of affiliates whose operations are not managed by the Company (after-tax impact of $6.4 million, or $1.34 per share);
•a non-operating gain of $10.0 million on the sale of Pinna (after-tax-impact of $7.4 million, or $1.56 per share);
•non-operating gain of $1.3 million from the write-up and sale of cost method investments (after-tax impact of $1.0 million, or $0.21 per share); and
•a $1.2 million credit to interest expense to adjust the fair value of the mandatorily redeemable noncontrolling interest (after-tax impact of $1.2 million, or $0.24 per share).
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
Revenue for the second quarter of 2023 was $1,105.0 million, up 18% from $933.3 million in the second quarter of 2022. Revenues increased at education, healthcare and automotive, partially offset by declines at television broadcasting, manufacturing and other businesses. The Company reported operating income of $58.1 million for the second quarter of 2023, compared to $39.3 million for the second quarter of 2022. Operating results increased at education, manufacturing, healthcare, automotive and other businesses, partially offset by a decline at television broadcasting.

For the first six months of 2023, the Company recorded net income attributable to common shares of $175.1 million ($36.67 per share), compared to $28.1 million ($5.74 per share) for the first six months of 2022.
Items included in the Company’s net income for the first six months of 2023:
•a $4.2 million net credit related to a fair value change in contingent consideration from a prior acquisition at Corporate (after-tax impact of $4.1 million, or $0.86 per share);
•$9.6 million in expenses related to non-operating SIPs at other businesses and the education and television broadcasting divisions (after-tax impact of $7.2 million, or $1.50 per share);
•$96.7 million in net gains on marketable equity securities (after-tax impact of $71.2 million, or $14.92 per share);
•$6.8 million in net losses of affiliates whose operations are not managed by the Company (after-tax impact of $5.0 million, or $1.05 per share);
•a non-operating gain of $10.0 million on the sale of Pinna (after-tax-impact of $7.4 million, or $1.55 per share);
•non-operating gain of $3.9 million from the write-up and sales of cost method investments (after-tax impact of $2.9 million, or $0.61 per share); and
•$0.3 million in interest expense to adjust the fair value of the mandatorily redeemable noncontrolling interest (after-tax impact of $0.2 million, or $0.05 per share).
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
Revenue for the first six months of 2023 was $2,136.5 million, up 16% from $1,848.0 million in the first six months of 2022. Revenues increased at education, healthcare and automotive, partially offset by declines at television broadcasting, manufacturing and other businesses. The Company reported operating income of $85.7 million for the first six months of 2023, compared to $79.3 million for the first six months of 2022. Operating results increased at education, manufacturing, automotive and other businesses, partially offset by declines at television broadcasting and healthcare.
Division Results
Education
Education division revenue totaled $402.2 million for the second quarter of 2023, up 14% from $353.0 million for the same period of 2022. Kaplan reported operating income of $30.1 million for the second quarter of 2023, compared to $18.7 million for the second quarter of 2022.
For the first six months of 2023, education division revenue totaled $780.3 million, up 10% from $711.0 million for the same period of 2022. Kaplan reported operating income of $53.2 million for the first six months of 2023, compared to $39.1 million for the first six months of 2022.
In the second quarter of 2023, Kaplan modified its segment reporting for Kaplan India, a shared services center that supports Higher Education (previously included in Kaplan corporate and other); prior periods have been reclassified to conform with the current presentation.

A summary of Kaplan’s operating results is as follows:

	Three Months Ended			Six Months Ended
	June 30			June 30
(in thousands)	2023	2022	% Change	2023	2022	% Change
Revenue
Kaplan international	$237,663	$200,871	18	$464,739	$405,384	15
Higher education	90,291	74,427	21	168,632	151,676	11
Supplemental education	74,616	77,546	(4)	148,203	153,850	(4)
Kaplan corporate and other	2,887	2,445	18	5,259	4,798	10
Intersegment elimination	(3,230)	(2,276)	—	(6,565)	(4,683)	—
	$402,227	$353,013	14	$780,268	$711,025	10
Operating Income (Loss)
Kaplan international	$20,751	$19,063	9	$42,052	$39,627	6
Higher education	17,795	3,012	—	24,878	8,359	—
Supplemental education	3,512	4,829	(27)	7,263	8,200	(11)
Kaplan corporate and other	(7,824)	(4,079)	(92)	(12,662)	(8,822)	(44)
Amortization of intangible assets	(3,984)	(4,064)	2	(7,923)	(8,210)	3
Impairment of long-lived assets	—	—	—	(477)	—	—
Intersegment elimination	(134)	(56)	—	25	(37)	—
	$30,116	$18,705	61	$53,156	$39,117	36
Kaplan International includes postsecondary education, professional training and language training businesses largely outside the United States. Kaplan International revenue increased 18% and 15% for the second quarter and first six months of 2023, respectively (increases of 19% each on a constant currency basis). The increases are due largely to growth at Pathways, Australia and Languages, partially offset by a decline at Singapore. Kaplan International reported operating income of $20.8 million in the second quarter of 2023, compared to $19.1 million in the second quarter of 2022. Operating income increased to $42.1 million in the first six months of 2023, compared to $39.6 million in the first six months of 2022. The improved results are due largely to improved results at Pathways and Australia, partially offset by declines at UK Professional and Singapore.
Higher Education includes the results of Kaplan as a service provider to higher education institutions. In the second quarter and first six months of 2023, Higher Education revenue increased 21% and 11%, respectively, due to an increase in the Purdue Global fee recorded. For the second quarter and first six months of 2023 and 2022, Kaplan recorded a portion of the fee with Purdue Global based on an assessment of its collectability under the TOSA. Enrollments at Purdue Global for the first half of 2023 increased 2% compared to the first half of 2022. The Company will continue to assess the collectability of the fee with Purdue Global on a quarterly basis to make a determination as to whether to record all or part of the fee in the future and whether to make adjustments to fee amounts recognized in earlier periods. Higher Education results increased in the second quarter and first six months of 2023 due to an increase in the Purdue Global fee recorded, and a decline in investment costs incurred related to other university agreements and other higher education development costs.
As of June 30, 2023, Kaplan had a total outstanding accounts receivable balance of $113.3 million from Purdue Global related to amounts due for reimbursements for services, fees earned and a deferred fee. Included in this total, Kaplan has a $19.5 million long-term receivable balance due from Purdue Global at June 30, 2023, related to the advance of $20 million during the initial KU Transaction.
Supplemental Education includes Kaplan’s standardized test preparation programs and domestic professional and other continuing education businesses. Supplemental Education revenue declined 4% for the second quarter and first six months of 2023, driven mostly by softness in Real Estate, Securities and Medical Licensure test preparation, offset in part by growth in CFP and MCAT test preparation and publishing activities. Overall, demand for graduate and pre-college test preparation programs has declined due to the strength of U.S. employment markets and the decline in test-takers, while demand for professional programs remained stable. Operating results declined in the second quarter and first six months of 2023 due to lower revenues, partially offset by savings from reduced headcount.
Kaplan corporate and other represents unallocated expenses of Kaplan, Inc.’s corporate office, other minor businesses and certain shared activities. Kaplan corporate and other expenses increased in the second quarter and first six months of 2023, largely due to increased incentive compensation costs.

Television Broadcasting
A summary of television broadcasting’s operating results is as follows:

	Three Months Ended			Six Months Ended
	June 30			June 30
(in thousands)	2023	2022	% Change	2023	2022	% Change
Revenue	$118,829	$122,386	(3)	$231,706	$245,805	(6)
Operating Income	33,190	39,682	(16)	61,773	79,580	(22)
Graham Media Group, Inc. owns seven television stations located in Houston, TX; Detroit, MI; Orlando, FL; San Antonio, TX; Jacksonville, FL; and Roanoke, VA, as well as SocialNewsDesk, a provider of social media management tools designed to connect newsrooms with their users. Revenue at the television broadcasting division decreased 3% to $118.8 million in the second quarter of 2023, from $122.4 million in the same period of 2022. The revenue decline is due primarily to a $2.5 million decline in political advertising revenue and a decline in national advertising revenue, partially offset by modest increases in digital advertising and retransmission revenues. Operating income for the second quarter of 2023 declined 16% to $33.2 million, from $39.7 million in the same period of 2022, due to reduced revenues and higher network fees.
Revenue at the television broadcasting division decreased 6% to $231.7 million in the first six months of 2023, from $245.8 million in the same period of 2022. The revenue decline is due primarily to winter Olympics and Super Bowl advertising at the Company’s NBC affiliates in the first quarter of 2022, a $3.5 million decline in political advertising revenue as well as modest declines in retransmission and digital advertising revenues. Operating income for the first six months of 2023 declined 22% to $61.8 million, from $79.6 million in the same period of 2022, due to reduced revenues and higher network fees. While per subscriber rates from cable, satellite and OTT providers have grown, overall cable and satellite subscribers are down due to cord cutting, resulting in retransmission revenue net of network fees in 2023 expected to be similar compared with 2022.
Manufacturing
A summary of manufacturing’s operating results is as follows:

	Three Months Ended			Six Months Ended
	June 30			June 30
(in thousands)	2023	2022	% Change	2023	2022	% Change
Revenue	$120,082	$127,062	(5)	$234,666	$243,002	(3)
Operating Income	11,982	4,502	—	19,310	14,477	33
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
Manufacturing revenues decreased 5% and 3% in the second quarter and first six months of 2023, respectively. The revenue decline in the second quarter of 2023 is due primarily to lower revenues at Hoover and Dekko, partially offset by increased revenues at Forney. The revenue decline in the first six months of 2023 is due primarily to lower revenues at Hoover and Dekko, partially offset by increased revenues at Joyce. Revenues declined at Hoover due largely to lower wood prices, partially offset by increased product demand. Revenues declined at Dekko due largely to lower product demand, particularly in the commercial office electrical products sector. Overall, Hoover results included wood gains on inventory sales in the first half of 2023 and 2022, with gains in the first half of 2023 lower than the prior year. For the second quarter of 2023, Hoover results included wood gains on inventory sales, compared with wood losses on inventory sales in the second quarter of 2022. Manufacturing operating results increased in the second quarter of 2023, due primarily to improvements at Hoover, partially offset by a decline at Dekko. Manufacturing results increased for the first six months of 2023, due primarily to improvements at Hoover and Joyce, partially offset by declines at Dekko.

Healthcare
A summary of healthcare’s operating results is as follows:

	Three Months Ended			Six Months Ended
	June 30			June 30
(in thousands)	2023	2022	% Change	2023	2022	% Change
Revenue	$113,282	$76,385	48	$215,341	$143,640	50
Operating Income	8,377	6,262	34	11,313	12,621	(10)
Graham Healthcare Group (GHG) provides home health and hospice services in seven states. GHG also provides other healthcare services, including nursing care and prescription services for patients receiving in-home infusion treatments through its 76.5% interest in CSI Pharmacy Holdings Company, LLC (CSI). In May 2022, GHG acquired two small businesses, one of which expanded GHG’s home health operations into Kansas and Missouri. In July 2022, GHG acquired a 100% interest in a multi-state provider of Applied Behavior Analysis clinics and in August 2022, GHG acquired two small businesses, which expanded GHG’s hospice services into Missouri and Ohio. Healthcare revenues increased 48% and 50% for the second quarter and first six months of 2023, respectively, largely due to significant growth at CSI and from businesses acquired in 2022, along with growth in home health and hospice services.
In 2022, GHG implemented a new pension credit retention program in order to improve employee retention and utilize the Company’s surplus pension assets. The GHG pilot program offers a pension credit up to $50,000 per employee, cliff vested after three years of continuous employment for certain existing employees and new employees hired from January 1, 2022 through December 31, 2024. GHG recorded pension expense of $2.5 million and $6.7 million related to this program in the second quarter and first six months of 2023, respectively.
The increase in GHG operating results in the second quarter of 2023 is due to improved results at CSI and in home health and hospice, partially offset by an increase in pension expense related to the new GHG pension credit retention program. The decline in GHG operating results in the first six months of 2023 is due to an increase in pension expense related to the new GHG pension credit retention program, partially offset by improved results at CSI and in home health and hospice. Excluding pension expense and net losses from newly acquired businesses, GHG operating results increased in the first six months of 2023 due to improved results at CSI and in home health and hospice.
The Company also holds interests in four home health and hospice joint ventures managed by GHG, whose results are included in equity in earnings of affiliates in the Company’s Condensed Consolidated Statements of Operations. The Company recorded equity in earnings of $2.3 million and $1.7 million for the second quarter of 2023 and 2022, respectively, from these joint ventures. The Company recorded equity in earnings of $5.0 million and $3.6 million for the first six months of 2023 and 2022, respectively. During the first quarter of 2022, GHG, through its Residential Home Health Illinois and Residential Hospice Illinois affiliates, acquired an interest in the home health and hospice assets of NorthShore University HealthSystem, an integrated healthcare delivery system serving patients throughout the Chicago, IL area. The transaction resulted in a decrease to GHG’s interest in Residential Hospice Illinois and a $0.6 million non-operating gain was recorded in the first quarter of 2022 related to the change in interest.
Automotive
A summary of automotive’s operating results is as follows:

	Three Months Ended			Six Months Ended
	June 30			June 30
(in thousands)	2023	2022	% Change	2023	2022	% Change
Revenue	$260,672	$147,602	77	$493,233	$298,569	65
Operating Income	9,460	7,365	28	20,303	14,443	41
Automotive includes six automotive dealerships in the Washington, D.C. metropolitan area: Ourisman Lexus of Rockville, Ourisman Honda of Tysons Corner, Ourisman Jeep Bethesda, Ourisman Ford of Manassas, and Toyota of Woodbridge and Ourisman Chrysler-Dodge-Jeep-Ram (CDJR) of Woodbridge, which were acquired on July 5, 2022 from the Lustine Automotive Group. Christopher J. Ourisman, a member of the Ourisman Automotive Group family of dealerships, and his team of industry professionals operate and manage the dealerships; the Company holds a 90% stake.
Revenues for the second quarter and first six months of 2023 increased significantly due to the acquisitions of the Toyota and CDJR dealerships and sales growth at the Ford, Honda and Lexus dealerships, partially offset by lower revenue at the Jeep dealership due to a decline in new vehicle sales. Additionally, all of the dealerships reported sales growth for services and parts. Operating results for the second quarter and first six months of 2023 improved due largely to the Toyota and CDJR acquisitions, and improved results at the Lexus and Honda dealerships, partially offset by declines at the Jeep dealership due primarily to declines in new vehicle sales and related margins, and declines at the Ford dealership in margins on new vehicle sales.
Other Businesses
A summary of revenue by category for other businesses:

	Three Months Ended			Six Months Ended
	June 30		%	June 30		%
(in thousands)	2023	2022	Change	2023	2022	Change
Operating Revenues
Retail (1)	$29,373	$40,157	(27)	$61,770	$83,246	(26)
Media (2)	25,283	33,252	(24)	50,686	64,042	(21)
Specialty (3)	35,793	33,917	6	70,001	59,655	17
	$90,449	$107,326	(16)	$182,457	$206,943	(12)
____________

(1)	Includes Society6 and Saatchi Art (formerly Leaf Marketplace) and Framebridge
(2)	Includes World of Good (formerly Leaf Media), Code3, Slate, Foreign Policy, Pinna and City Cast
(3)	Includes Clyde’s Restaurant Group, Decile and CyberVista
Overall, revenue from other businesses declined 16% and 12% in the second quarter and first six months of 2023, respectively. Retail revenue declined in the first half of 2023 largely due to significantly lower revenue at Society6. Media revenue declined in the first half of 2023 due to lower revenue at World of Good and Code3, partially offset by revenue growth at Slate and Foreign Policy. Specialty revenue increased in the first half of 2023 due to revenue growth at Clyde’s Restaurant Group (CRG). Excluding the Leaf businesses, revenue from other businesses grew in the second quarter and first six months of 2023.
Overall, operating results at other businesses improved in the first six months of 2023 due to improved results at CRG, reduced losses at Framebridge, Slate, Decile and Foreign Policy, and a reduction in losses due to the sales of CyberVista and Pinna; partially offset by increased losses at the Leaf businesses, City Cast and Code3.
Leaf Group
On June 14, 2021, the Company acquired Leaf Group Ltd. (Leaf), a consumer internet company headquartered in Santa Monica, CA, that builds enduring, creator-driven brands that reach passionate audiences in large and growing lifestyle categories, including fitness and wellness (Well+Good and Livestrong.com), and home, art and design (Saatchi Art, Society6 and Hunker). In the second quarter of 2023, the Company restructured Leaf into three stand-alone businesses: Society6 (formerly included in Leaf Marketplace), Saatchi Art (formerly included in Leaf Marketplace) and World of Good (formerly Leaf Media).
Revenue at each of the three Leaf businesses declined in the second quarter and first half of 2023, with substantial declines at Society6 and World of Good. Revenue decreases at Society6 are due to declines in traffic, conversion rates and related sales for both direct to consumer and business to business categories; revenue declines at World of Good are due to reduced traffic and the soft digital advertising market for both direct and programmatic categories. Overall, the Leaf businesses reported significant operating losses in each of the second quarters and first six months of 2023 and 2022, with an increase in operating losses in the first half of 2023.
In the first and second quarters of 2023, Leaf implemented a SIP to reduce the number of employees, which is being funded by the assets of the Company’s pension plan; $2.9 million and $3.9 million in related non-operating pension expense was recorded in the first and second quarters of 2023, respectively.
Clyde’s Restaurant Group
CRG owns and operates 12 restaurants and entertainment venues in the Washington, D.C. metropolitan area, including Old Ebbitt Grill and The Hamilton. CRG reported an operating profit for each of the second quarters and first six months of 2023 and 2022. Both revenues and operating results improved in the first half of 2023, due to strong guest traffic, modest price increases, and the absence of any significant adverse impact from the COVID-19 pandemic. Operating results in the second quarter of 2022 benefited from a favorable rent concession.
CRG recently announced plans to open new restaurants in Baltimore, MD; Washington, D.C.; and Reston, VA in early 2024, mid 2024 and early 2025, respectively.

Framebridge
Framebridge is a custom framing service company, headquartered in Washington, D.C., with 19 retail locations in the Washington, D.C., New York City, Atlanta, GA, Philadelphia, PA, Boston, MA and Chicago, IL areas and two manufacturing facilities in Kentucky and New Jersey. Framebridge continues to explore opportunities for further store expansion. Revenues increased modestly in the second quarter of 2023 but were flat for the first half of 2023, as Framebridge worked through a significant backlog of orders in the first quarter of 2022 that had built-up in the fourth quarter of 2021. In the fourth quarter of 2022, Framebridge successfully managed their production operations for timely completion of holiday orders without a significant backlog of orders going into the first quarter of 2023. Retail revenue increased in the second quarter and first six months of 2023 from same-store sales growth and operating additional retail stores compared to the same periods in 2022. Framebridge is an investment stage business and reported significant operating losses in the first six months of 2023 and 2022, with a reduction in losses in 2023.
Other
Other businesses also include Code3, a performance marketing agency focused on driving performance for brands though three core elements of digital success: media, creative and commerce; Slate and Foreign Policy, which publish online and print magazines and websites; and two investment stage businesses, Decile and City Cast. Slate, Foreign Policy and City Cast reported revenue increases in the first six months of 2023, while Code3 reported revenue declines. Losses from each of these five businesses in the first six months of 2023 adversely affected operating results.
Other businesses also included Pinna, which was sold in June 2023 when the Company entered into a merger agreement with Realm of Possibility, Inc. (Realm), a provider of audio entertainment services, to merge Pinna with Realm in return for a noncontrolling financial interest in the merged entity. In connection with the merger, the Company recorded a $10.0 million non-cash, non-operating gain related to the transaction. The Company held a noncontrolling interest in Realm prior to the transaction and continues to hold a noncontrolling interest in Realm following the transaction. The Company’s investment in Realm is reported as an equity method investment.
Other businesses also included CyberVista, which was sold in October 2022 when the Company announced a strategic merger of CyberVista and CyberWire, a B2B cybersecurity audio network to form a new parent company, N2K Networks. The Company’s investment in N2K Networks is reported as an equity method investment.
In the first and second quarters of 2023, Code3 implemented a SIP to reduce the number of employees, which is being funded by the assets of the Company’s pension plan; $1.2 million and $0.6 million in related non-operating pension expense was recorded in the first and second quarters of 2023, respectively.
Corporate Office
Corporate office includes the expenses of the Company’s corporate office and certain continuing obligations related to prior business dispositions.
Equity in (Losses) Earnings of Affiliates
At June 30, 2023, the Company held an approximate 18% interest in Intersection Holdings, LLC (Intersection), a company that provides digital marketing and advertising services and products for cities, transit systems, airports, and other public and private spaces; and a 49.9% interest in N2K Networks on a fully diluted basis. The Company also holds interests in several other affiliates, including a number of home health and hospice joint ventures managed by GHG and two joint ventures managed by Kaplan. Overall, the Company recorded equity in losses of affiliates of $6.1 million for the second quarter of 2023, compared to earnings of $1.4 million for the second quarter of 2022. These amounts include $8.6 million and $0.4 million in net losses for the second quarter of 2023 and 2022, respectively, from affiliates whose operations are not managed by the Company.
The Company recorded equity in losses of affiliates of $1.5 million for the first six months of 2023, compared to earnings of $4.0 million for the first six months of 2022. These amounts include $6.8 million and $0.1 million in net losses for the first six months of 2023 and 2022, respectively, from affiliates whose operations are not managed by the Company.
Net Interest Expense and Related Balances
The Company incurred net interest expense of $10.2 million and $23.3 million for the second quarter and first six months of 2023, respectively, compared to $15.3 million and $26.0 million for the second quarter and first six months of 2022, respectively. The Company recorded a credit to interest expense of $1.2 million in the second quarter of 2023 and interest expense of $0.3 million in the first six months of 2023, to adjust the fair value of the mandatorily redeemable noncontrolling interest at GHG. The Company recorded interest expense of $8.0 million and $11.4 million in the second quarter and first six months of 2022, respectively, to adjust the fair value of the mandatorily redeemable noncontrolling interest at GHG. Excluding these adjustments, the increase in net interest expense relates primarily to increased debt at the automotive dealerships and higher interest rates on the Company’s variable debt.
At June 30, 2023, the Company had $706.7 million in borrowings outstanding at an average interest rate of 6.0%, and cash, marketable equity securities and other investments of $813.7 million. At June 30, 2023, the Company had $188.1 million outstanding on its $300 million revolving credit facility.
Non-operating Pension and Postretirement Benefit Income, net
The Company recorded net non-operating pension and postretirement benefit income of $29.8 million and $61.7 million for the second quarter and first six months of 2023, respectively, compared to $50.9 million and $101.4 million for the second quarter and first six months of 2022, respectively.
In the second quarter of 2023, the Company recorded $5.5 million in expenses related to non-operating SIPs at other businesses and the education and television broadcasting divisions. In the first quarter of 2023, the Company recorded $4.1 million in expenses related to non-operating SIPs at other businesses.
Gain (Loss) on Marketable Equity Securities, net
Overall, the Company recognized $78.6 million and $96.7 million in net gains on marketable equity securities in the second quarter and first six months of 2023, respectively, compared to $165.5 million and $118.6 million in net losses on marketable equity securities in the second quarter and first six months of 2022, respectively.
Other Non-Operating Income
The Company recorded total other non-operating income, net, of $15.8 million for the second quarter of 2023, compared to $1.2 million for the second quarter of 2022. The 2023 amounts included a non-cash gain of $10.0 million on the sale of Pinna; $2.2 million in gains related to the sale of businesses and contingent consideration; $1.6 million in foreign currency gains; a $1.3 million fair value increase on a cost method investment, and other items. The 2022 amounts included $0.8 million in gains related to the sale of businesses and contingent consideration, and other items; partially offset by $0.5 million in foreign currency losses.
The Company recorded total non-operating income, net, of $18.9 million for the first six months of 2023, compared to $4.1 million for the first six months of 2022. The 2023 amounts included a non-cash gain of $10.0 million on the sale of Pinna; $3.2 million in gains related to the sale of businesses and contingent consideration; a $3.1 million fair value increase on cost method investments; a $0.8 million gain on sales of cost method investments; $0.1 million in foreign currency gains, and other items. The 2022 amounts included $1.7 million in gains related to the sale of businesses and contingent consideration; a $1.0 million gain sale of a cost method investment; a $0.6 million gain on sale of an equity affiliate, and other items; partially offset by $1.5 million on foreign currency losses.
Provision for Income Taxes
The Company’s effective tax rate for the first six months of 2023 and 2022 was 25.6% and 32.2%, respectively.
Earnings Per Share
The calculation of diluted earnings per share for the second quarter and first six months of 2023 was based on 4,712,626 and 4,744,076 weighted average shares outstanding, respectively, compared to 4,842,383 and 4,870,316, respectively, for the second quarter and first six months of 2022. At June 30, 2023, there were 4,684,690 shares outstanding. On May 4, 2023, the Board of Directors authorized the Company to acquire up to 500,000 shares of its Class B common stock; the Company has remaining authorization for 444,715 shares as of June 30, 2023.
Financial Condition: Liquidity and Capital Resources
The Company considers the following when assessing its liquidity and capital resources:

	As of
(In thousands)	June 30, 2023	December 31, 2022
Cash and cash equivalents	$111,738	$169,319
Restricted cash	40,642	21,113
Investments in marketable equity securities and other investments	661,306	622,408
Total debt	706,725	726,360

Cash generated by operations is the Company’s primary source of liquidity. The Company maintains investments in a portfolio of marketable equity securities, which is considered when assessing the Company’s sources of liquidity. An additional source of liquidity includes the undrawn portion of the Company’s $300 million revolving credit facility, amounting to $111.9 million at June 30, 2023.
During the first six months of 2023, the Company’s cash and cash equivalents decreased by $57.6 million, due to share repurchases, capital expenditures, a loan to a related party, additional investments in marketable equity securities and equity affiliates, dividend payments, and net repayments of borrowings, which was offset by cash generated from operations, the proceeds from the sale of marketable equity securities, and net proceeds from the vehicle floor plan payable. In the first six months of 2023, the Company’s borrowings decreased by $19.6 million, primarily due to repayments under the revolving credit facility and of commercial notes at the automotive subsidiary.
As of June 30, 2023 and December 31, 2022, the Company had money market investments of $6.0 million and $7.7 million, that are included in cash and cash equivalents. At June 30, 2023, the Company held approximately $84 million in cash and cash equivalents in businesses domiciled outside the U.S., of which approximately $8 million is not available for immediate use in operations or for distribution. Additionally, Kaplan’s business operations outside the U.S. retain cash balances to support ongoing working capital requirements, capital expenditures, and regulatory requirements. As a result, the Company considers a significant portion of the cash and cash equivalents balance held outside the U.S. as not readily available for use in U.S. operations.
At June 30, 2023, the fair value of the Company’s investments in marketable equity securities was $648.8 million, which includes investments in the common stock of four publicly traded companies. During the first six months of 2023, the Company purchased $4.6 million of marketable equity securities and sold marketable equity securities that generated proceeds of $62.0 million. At June 30, 2023, the unrealized gain related to the Company’s investments totaled $422.8 million.
In April 2023, the Company entered into a term note agreement to loan Intersection $30.0 million at an interest rate of 9% per annum. The principal and interest on the note are payable in monthly installments over 5 years with the final payment due by May 2028. The outstanding balance on this loan was $29.7 million as of June 30, 2023.
The Company had working capital of $557.5 million and $534.1 million at June 30, 2023 and December 31, 2022, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments.
At June 30, 2023 and December 31, 2022, the Company had borrowings outstanding of $706.7 million and $726.4 million, respectively. The Company’s borrowings at June 30, 2023 were mostly from $400.0 million of 5.75% unsecured notes due June 1, 2026, $188.1 million in outstanding borrowings under the Company’s revolving credit facility and commercial notes of $109.4 million at the automotive subsidiary. The Company’s borrowings at December 31, 2022 were mostly from $400.0 million of 5.75% unsecured notes due June 1, 2026, $200.2 million in outstanding borrowings under the Company’s revolving credit facility and commercial notes of $116.6 million at the automotive subsidiary. The interest on the $400.0 million of 5.75% unsecured notes is payable semiannually on June 1 and December 1.
During the six months ended June 30, 2023 and 2022, the Company had average borrowings outstanding of approximately $738.3 million and $648.8 million, respectively, at average annual interest rates of approximately 5.9% and 4.5%, respectively. During the six months ended June 30, 2023 and 2022, the Company incurred net interest expense of $23.3 million and $26.0 million, respectively.
On July 28, 2023, the Company entered into a $150 million term note with each of the lenders party thereto, Wells Fargo Bank, N.A., JPMorgan Chase Bank N.A., Bank of America, N.A., HSBC Bank USA, N.A., and PNC Bank, N.A. The term note is payable in quarterly installments of $1.875 million starting in December 2023 with a final payment of the principal balance due on May 30, 2027. The term note bears interest at variable rates based on SOFR plus 1.75% per annum. The Company may redeem the term note in whole or in part with no penalty at any time. The term note has no impact on the existing financial covenants of the revolving credit facility.
On April 4, 2023, Standard & Poor’s affirmed the Company’s credit rating and maintained the outlook as Stable. On August 30, 2022, Moody’s affirmed the Company’s credit rating and maintained the outlook as Stable.
The Company’s current credit ratings are as follows:

	Moody’s	Standard & Poor’s
Long-term	Ba1	BB
Outlook	Stable	Stable
The Company expects to fund its estimated capital needs primarily through existing cash balances and internally generated funds, and, as needed, from borrowings under its revolving credit facility. As of June 30, 2023, the

Company had $188.1 million outstanding under the $300 million revolving credit facility. In management’s opinion, the Company will have sufficient financial resources to meet its business requirements in the next 12 months, including working capital requirements, capital expenditures, interest payments, potential acquisitions and strategic investments, dividends and stock repurchases.
In summary, the Company’s cash flows for each period were as follows:

	Six Months Ended June 30
(In thousands)	2023	2022
Net cash provided by operating activities	$62,239	$99,408
Net cash used in investing activities	(22,972)	(17,916)
Net cash used in financing activities	(77,880)	(89,571)
Effect of currency exchange rate change	561	(4,901)
Net decrease in cash and cash equivalents and restricted cash	$(38,052)	$(12,980)
Operating Activities. Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. The Company’s net cash flow provided by operating activities were as follows:

	Six Months Ended June 30
(In thousands)	2023	2022
Net Income	$177,148	$29,951
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and long-lived asset impairments	69,121	68,689
Amortization of lease right-of-use asset	33,245	33,473
Net pension benefit and special separation benefit expense	(46,074)	(90,971)
Other non-cash activities	(76,273)	130,623
Change in operating assets and liabilities	(94,928)	(72,357)
Net Cash Provided by Operating Activities	$62,239	$99,408
Net cash provided by operating activities consists primarily of cash receipts from customers, less disbursements for costs, benefits, income taxes, interest and other expenses.
For the first six months of 2023 compared to the first six months of 2022, the decrease in net cash provided by operating activities is primarily driven by lower net income, after adjusting for non-cash activities. The change in non-cash activities is largely the result of fluctuations in the share prices of the Company’s investments in marketable equity securities which resulted in a gain in 2023 compared to a loss in 2022.
Investing Activities. The Company’s net cash flow used in investing activities were as follows:

	Six Months Ended June 30
(In thousands)	2023	2022
Net proceeds from sales of marketable equity securities	$55,817	$42,765
Purchases of property, plant and equipment	(40,909)	(32,154)
Investments in equity affiliates, cost method and other investments	(11,982)	(27,950)
Loan to related party	(30,000)	—
Other	4,102	(577)
Net Cash Used in Investing Activities	$(22,972)	$(17,916)
Net proceeds from sale of marketable equity securities. During the first six months of 2023 and 2022, the Company sold marketable equity securities that generated proceeds of $62.0 million and $74.2 million, respectively. The Company purchased $4.6 million and $31.5 million of marketable equity securities during the first six months of 2023 and 2022.
Capital Expenditures. The amounts reflected in the Company’s Condensed Consolidated Statements of Cash Flows are based on cash payments made during the relevant periods, whereas the Company’s capital expenditures for the first six months of 2023 of $44.8 million include assets acquired during the quarter. The Company estimates that its capital expenditures will be in the range of $90 million to $100 million in 2023.
Investment in equity affiliates. During the first six months of 2022, GHG invested an additional $18.5 million in two affiliates to fund their acquisition of an interest in a health system in Illinois.

Loan to related party. In April 2023, the Company entered into a term note agreement to loan Intersection $30.0 million at an interest rate of 9% per annum. The principal and interest on the note are payable in monthly installments over 5 years with the final payment due by May 2028. The outstanding balance on this loan was $29.7 million as of June 30, 2023.
Financing Activities. The Company’s net cash flow used in financing activities were as follows:

	Six Months Ended June 30
(In thousands)	2023	2022
Net payments under revolving credit facility	$(15,000)	$(47,000)
Repayments of borrowings	(7,983)	(7,580)
Net proceeds from vehicle floor plan payable	28,982	14,121
Common shares repurchased	(69,082)	(34,303)
Dividends paid	(15,746)	(15,465)
Other	949	656
Net Cash Used in Financing Activities	$(77,880)	$(89,571)
Borrowings and Vehicle Floor Plan Payable. In the first six months of 2023 and 2022, the Company made repayments on the $300 million revolving credit facility. In the first six months of 2023 and 2022, the Company used vehicle floor plan financing to fund the purchase of new, used and service loaner vehicles at its automotive division. The proceeds from the vehicle floor plan payable fluctuates with changes in the amount of vehicle inventory held by the automotive dealerships.
Common Stock Repurchases. During the first six months of 2023, the Company purchased a total of 116,822 shares of its Class B common stock at a cost of approximately $69.1 million. On May 4, 2023, the Board of Directors authorized the Company to acquire up to 500,000 shares of its Class B common stock. The Company did not announce a ceiling price or time limit for the purchases. At June 30, 2023, the Company had remaining authorization from the Board of Directors to purchase up to 444,715 shares of Class B common stock.
Dividends. The quarterly dividend rate per share was $1.65 and $1.58 for the first six months of 2023 and 2022, respectively. The Company expects to pay a dividend of $6.60 per share in 2023.
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

Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and the Company’s Chief Financial Officer (principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of June 30, 2023. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the quarter ended June 30, 2023, the Company purchased shares of its Class B Common Stock as set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan*	Maximum Number of Shares that May Yet Be Purchased Under the Plan*
April 1 - 30	19,949	$593.29	19,949	89,677
May 1 - 31	22,700	585.56	22,700	480,093
June 1 - 30	35,378	579.90	35,378	444,715
	78,027	$584.97	78,027
*On September 10, 2020, the Company’s Board of Directors authorized the Company to purchase, on the open market or otherwise, up to 500,000 shares of its Class B Common Stock. There was no expiration date for this authorization. On May 4, 2023, the Company’s Board of Directors authorized the Company to purchase, on the open market or otherwise, up to 500,000 shares of its Class B Common Stock. This authorization includes shares that remained under the previous authorization. There is no expiration date for this authorization. All purchases made during the quarter ended June 30, 2023 were open market transactions and some of these shares were purchased under a 10b5-1 plan.

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

10.1
First Amendment to Second Amended and Restated Five Year Credit Agreement, dated as of July 28, 2023, among the Company, Kaplan U.K. Limited, and the foreign borrowers from time to time party thereto, and certain of its domestic subsidiaries as guarantors, the several lenders from time to time party thereto, Wells Fargo Bank, National Association, as Administrative Agent and JPMorgan Chase Bank, N.A., as Syndication Agent.

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

GRAHAM HOLDINGS COMPANY
(Registrant)

Date: August 2, 2023	/s/ Timothy J. O’Shaughnessy
Timothy J. O’Shaughnessy, President & Chief Executive Officer (Principal Executive Officer)

Date: August 2, 2023	/s/ Wallace R. Cooney
Wallace R. Cooney, Chief Financial Officer (Principal Financial Officer)