Form 10-Q
period 2023-09-30
Graham Holdings Co
filed 2023-11-01
CIK 104889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2023
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
Shares outstanding at October 27, 2023:
Class A Common Stock – 964,001 Shares
Class B Common Stock – 3,580,335 Shares

GRAHAM HOLDINGS COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30

(in thousands, except per share amounts)	2023	2022	2023	2022
Operating Revenues
Sales of services	$633,535	$588,166	$1,845,617	$1,708,848
Sales of goods	477,984	424,272	1,402,447	1,151,613
	1,111,519	1,012,438	3,248,064	2,860,461
Operating Costs and Expenses
Cost of services sold (exclusive of items shown below)	373,784	342,138	1,093,756	996,821
Cost of goods sold (exclusive of items shown below)	407,803	352,619	1,182,899	945,265
Selling, general and administrative	254,757	223,857	741,402	676,563
Depreciation of property, plant and equipment	22,207	19,657	63,335	58,545
Amortization of intangible assets	11,759	14,635	39,007	44,436
Impairment of goodwill and other long-lived assets	98,321	—	99,066	—
	1,168,631	952,906	3,219,465	2,721,630
(Loss) Income from Operations	(57,112)	59,532	28,599	138,831
Equity in (losses) earnings of affiliates, net	(791)	(1,111)	(2,245)	2,920
Interest income	1,986	803	4,738	2,214
Interest expense	(11,810)	(11,579)	(37,878)	(38,969)
Non-operating pension and postretirement benefit income, net	35,653	50,687	97,313	152,063
Gain (loss) on marketable equity securities, net	16,759	(54,250)	113,429	(172,878)
Other income, net	3,581	2,358	22,458	6,410
(Loss) Income Before Income Taxes	(11,734)	46,440	226,414	90,591
Provision for Income Taxes	9,400	12,600	70,400	26,800
Net (Loss) Income	(21,134)	33,840	156,014	63,791
Net Income Attributable to Noncontrolling Interests	(1,897)	(1,060)	(3,985)	(2,872)
Net (Loss) Income Attributable to Graham Holdings Company Common Stockholders	$(23,031)	$32,780	$152,029	$60,919

Per Share Information Attributable to Graham Holdings Company Common Stockholders
Basic net (loss) income per common share	$(5.02)	$6.78	$32.23	$12.51
Basic average number of common shares outstanding	4,602	4,808	4,686	4,841
Diluted net (loss) income per common share	$(5.02)	$6.76	$32.14	$12.48
Diluted average number of common shares outstanding	4,602	4,820	4,700	4,853
See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2023	2022	2023	2022
Net (Loss) Income	$(21,134)	$33,840	$156,014	$63,791
Other Comprehensive Loss, Before Tax
Foreign currency translation adjustments:
Translation adjustments arising during the period	(19,474)	(44,260)	(8,096)	(86,926)
Pension and other postretirement plans:
Amortization of net prior service cost included in net income	410	716	1,230	2,148
Amortization of net actuarial gain included in net income	(10,473)	(18,083)	(31,673)	(53,939)
	(10,063)	(17,367)	(30,443)	(51,791)
Cash flow hedges (losses) gains	(3,824)	2,202	(3,566)	4,935
Other Comprehensive Loss, Before Tax	(33,361)	(59,425)	(42,105)	(133,782)
Income tax benefit related to items of other comprehensive loss	3,468	3,970	8,651	12,213
Other Comprehensive Loss, Net of Tax	(29,893)	(55,455)	(33,454)	(121,569)
Comprehensive (Loss) Income	(51,027)	(21,615)	122,560	(57,778)
Comprehensive income attributable to noncontrolling interests	(1,897)	(1,060)	(3,985)	(2,872)
Total Comprehensive (Loss) Income Attributable to Graham Holdings Company	$(52,924)	$(22,675)	$118,575	$(60,650)

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands)	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$159,981	$169,319
Restricted cash	40,657	20,467
Investments in marketable equity securities and other investments	672,346	622,408
Accounts receivable, net	541,670	560,779
Inventories and contracts in progress	279,211	226,811
Prepaid expenses	100,746	97,450
Income taxes receivable	1,592	9,313
Other current assets	1,893	1,547
Total Current Assets	1,798,096	1,708,094
Property, Plant and Equipment, Net	539,924	503,000
Lease Right-of-Use Assets	406,527	429,403
Investments in Affiliates	191,408	186,419
Goodwill, Net	1,499,707	1,560,953
Indefinite-Lived Intangible Assets	185,711	178,934
Amortized Intangible Assets, Net	122,847	161,422
Prepaid Pension Cost	1,703,216	1,658,046
Deferred Income Taxes	6,810	6,812
Deferred Charges and Other Assets (includes $0 and $646 of restricted cash)	234,943	189,132
Total Assets	$6,689,189	$6,582,215

Liabilities and Equity
Current Liabilities
Accounts payable, vehicle floor plan payable and accrued liabilities	$629,725	$563,005
Deferred revenue	414,525	381,416
Income taxes payable	12,572	3,766
Current portion of lease liabilities	65,591	70,007
Current portion of long-term debt	21,880	155,813
Dividends declared	7,555	—
Total Current Liabilities	1,151,848	1,174,007
Accrued Compensation and Related Benefits	133,057	134,921
Other Liabilities	35,971	37,506
Deferred Income Taxes	482,420	466,275
Mandatorily Redeemable Noncontrolling Interest	32,043	30,845
Lease Liabilities	372,021	393,626
Long-Term Debt	739,806	570,547
Total Liabilities	2,947,166	2,807,727
Commitments and Contingencies (Note 14)
Redeemable Noncontrolling Interests	27,882	21,827
Preferred Stock	—	—
Common Stockholders’ Equity
Common stock	20,000	20,000
Capital in excess of par value	387,039	390,438
Retained earnings	7,284,165	7,163,128
Accumulated other comprehensive income, net of taxes
Cumulative foreign currency translation adjustment	(62,734)	(54,638)
Unrealized gain on pensions and other postretirement plans	365,979	388,591
Cash flow hedges	(548)	2,198
Cost of Class B common stock held in treasury	(4,305,400)	(4,178,334)
Total Common Stockholders’ Equity	3,688,501	3,731,383
Noncontrolling Interests	25,640	21,278
Total Equity	3,714,141	3,752,661
Total Liabilities and Equity	$6,689,189	$6,582,215
See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30
(in thousands)	2023	2022
Cash Flows from Operating Activities
Net Income	$156,014	$63,791
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and goodwill and long-lived asset impairments	201,408	102,981
Amortization of lease right-of-use asset	50,181	51,344
Net pension benefit and special separation benefit expense	(73,852)	(136,411)
(Gain) loss on marketable equity securities and cost method investments, net	(116,533)	172,318
Gain on disposition of business, property, plant and equipment and investments, net	(11,785)	(2,177)
Credit loss expense	4,312	2,831
Stock-based compensation expense, net of forfeitures	5,026	4,552
Foreign exchange (gain) loss	(1,820)	1,973
Equity in losses (earnings) of affiliates, net of distributions	15,516	5,167
Provision for deferred income taxes	25,696	9,189
Accretion expense and change in fair value of contingent consideration liabilities	(4,301)	(3,898)
Change in operating assets and liabilities:
Accounts receivable	15,629	58,940
Inventories	(47,164)	(47,486)
Accounts payable and accrued liabilities	(6,878)	(33,994)
Deferred revenue	44,822	36,676
Income taxes receivable/payable	16,367	(7,495)
Lease liabilities	(53,924)	(59,612)
Other assets and other liabilities, net	(13,638)	(19,698)
Other	(2,550)	4,674
Net Cash Provided by Operating Activities	202,526	203,665
Cash Flows from Investing Activities
Investments in certain businesses, net of cash acquired	(77,004)	(130,177)
Proceeds from sales of marketable equity securities	61,979	74,233
Purchases of property, plant and equipment	(61,156)	(57,097)
Loan to related party	(30,000)	—
Investments in equity affiliates, cost method and other investments	(12,839)	(30,075)
Purchases of marketable equity securities	(6,162)	(35,070)
Net proceeds from disposition of property, plant and equipment, and investments	3,712	5,580
Other	2,039	961
Net Cash Used in Investing Activities	(119,431)	(171,645)
Cash Flows from Financing Activities
Issuance of borrowings	293,387	77,299
Net payments under revolving credit facilities	(140,000)	(11,000)
Common shares repurchased	(132,248)	(54,581)
Repayments of borrowings	(117,792)	(10,564)
Net proceeds from vehicle floor plan payable	52,623	11,688
Dividends paid	(23,534)	(23,122)
Proceeds from bank overdrafts	3,824	4,391
Deferred payments of acquisitions	(3,786)	(4,731)
Proceeds from exercise of stock options	1,306	1,531
Other	(3,485)	905
Net Cash Used in Financing Activities	(69,705)	(8,184)
Effect of Currency Exchange Rate Change	(3,184)	(11,824)
Net Increase in Cash and Cash Equivalents and Restricted Cash	10,206	12,012
Beginning Cash and Cash Equivalents and Restricted Cash	190,432	158,843
Ending Cash and Cash Equivalents and Restricted Cash	$200,638	$170,855

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
As of December 31, 2022	$20,000	$390,438	$7,163,128	$336,151	$(4,178,334)	$21,278	$3,752,661	$21,827
Net income for the period			52,977				52,977
Net income attributable to noncontrolling interests			(650)			650	—
Net income attributable to redeemable noncontrolling interests			(55)				(55)	55
Change in redemption value of redeemable noncontrolling interests						64	64	70
Noncontrolling interest capital contribution						520	520
Distribution to redeemable noncontrolling interest							—	(70)
Dividends on common stock			(15,812)				(15,812)
Repurchase of Class B common stock					(23,439)		(23,439)
Issuance of Class B common stock		(4,067)			4,494		427
Amortization of unearned stock compensation and stock option expense		1,802					1,802
Other comprehensive income, net of income taxes				585			585
As of March 31, 2023	$20,000	$388,173	$7,199,588	$336,736	$(4,197,279)	$22,512	$3,769,730	$21,882
Net income for the period			124,171				124,171
Net income attributable to noncontrolling interests			(809)			809	—
Net income attributable to redeemable noncontrolling interests			(574)				(574)	574
Change in redemption value of redeemable noncontrolling interests		(4,550)				51	(4,499)	4,604
Distributions to noncontrolling interests						(324)	(324)	(61)
Dividends on common stock			(7,722)				(7,722)
Repurchase of Class B common stock					(45,643)		(45,643)
Forfeiture of restricted stock awards, net of Class B common stock issuances		61			(244)		(183)
Amortization of unearned stock compensation and stock option expense		1,715					1,715
Other comprehensive loss, net of income taxes				(4,146)			(4,146)
As of June 30, 2023	$20,000	$385,399	$7,314,654	$332,590	$(4,243,166)	$23,048	$3,832,525	$26,999
Net loss for the period			(21,134)				(21,134)
Net income attributable to noncontrolling interest			(1,034)			1,034	—
Net income attributable to redeemable noncontrolling interests			(863)				(863)	863
Change in redemption value of redeemable noncontrolling interests						44	44	52
Noncontrolling interest capital contribution						3,000	3,000
Distributions to noncontrolling interests						(1,486)	(1,486)	(32)
Dividends on common stock			(7,458)				(7,458)
Repurchase of Class B common stock					(63,166)		(63,166)
Issuance of Class B common stock		(52)			932		880
Amortization of unearned stock compensation and stock option expense		1,692					1,692
Other comprehensive loss, net of income taxes				(29,893)			(29,893)
As of September 30, 2023	$20,000	$387,039	$7,284,165	$302,697	$(4,305,400)	$25,640	$3,714,141	$27,882

(in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
As of December 31, 2021	$20,000	$389,456	$7,126,761	$971,388	$(4,108,022)	$12,086	$4,411,669	$14,311
Net income for the period			96,566				96,566
Net income attributable to noncontrolling interests			(986)			986	—
Net loss attributable to redeemable noncontrolling interests			44				44	(44)
Change in redemption value of redeemable noncontrolling interests						64	64	64
Distribution to noncontrolling interest						(357)	(357)
Dividends on common stock			(15,497)				(15,497)
Repurchase of Class B common stock					(9,527)		(9,527)
Issuance of Class B common stock					1,437		1,437
Amortization of unearned stock compensation and stock option expense		1,677					1,677
Other comprehensive loss, net of income taxes				(13,135)			(13,135)
As of March 31, 2022	$20,000	$391,133	$7,206,888	$958,253	$(4,116,112)	$12,779	$4,472,941	$14,331
Net loss for the period			(66,615)				(66,615)
Noncontrolling interest capital contribution						140	140
Acquisition of noncontrolling interest						512	512
Net income attributable to noncontrolling interests			(929)			929	—
Acquisition of redeemable noncontrolling interest							—	2,164
Net loss attributable to redeemable noncontrolling interests			59				59	(59)
Change in redemption value of redeemable noncontrolling interests						64	64	64
Distribution to noncontrolling interest						(872)	(872)
Dividends on common stock			(7,656)				(7,656)
Repurchase of Class B common stock					(24,776)		(24,776)
Forfeiture of restricted stock awards, net of Class B common stock issuances		(462)			(415)		(877)
Amortization of unearned stock compensation and stock option expense		2,302					2,302
Other comprehensive loss, net of income taxes				(52,979)			(52,979)
As of June 30, 2022	$20,000	$392,973	$7,131,747	$905,274	$(4,141,303)	$13,552	$4,322,243	$16,500
Net income for the period			33,840				33,840
Noncontrolling interest capital contribution						2,960	2,960
Redeemable noncontrolling interest capital contribution							—	1,050
Net income attributable to noncontrolling interests			(1,049)			1,049	—
Net income attributable to redeemable noncontrolling interests			(11)				(11)	11
Change in redemption value of redeemable noncontrolling interests						61	61	64
Distribution to noncontrolling interest						(369)	(369)
Dividends on common stock			(7,575)				(7,575)
Repurchase of Class B common stock					(20,278)		(20,278)
Forfeiture of restricted stock awards, net of Class B common stock issuances		(112)			(91)		(203)
Amortization of unearned stock compensation and stock option expense		1,748					1,748
Other comprehensive loss, net of income taxes				(55,455)			(55,455)
As of September 30, 2022	$20,000	$394,609	$7,156,952	$849,819	$(4,161,672)	$17,253	$4,276,961	$17,625

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. ORGANIZATION, BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS
Graham Holdings Company (the Company) is a diversified holding company whose operations include: education; television broadcasting–online, podcast, print and local TV news; manufacturing; home health and hospice care; automotive dealerships; and other businesses. The Company’s Kaplan subsidiary provides a wide variety of educational services, both domestically and outside the United States (U.S.). The Company’s television broadcast segment owns and operates seven television broadcasting stations. The Company’s manufacturing companies comprise the ownership of a supplier of pressure treated wood, a manufacturer of electrical solutions, a manufacturer of lifting solutions, and a supplier of parts used in electric utilities and industrial systems. The Company’s healthcare segment provides home health, hospice and palliative services, in-home specialty pharmacy infusion therapies, applied behavior analysis (ABA) therapy, physician services for allergy, asthma and immunology patients, in-home aesthetics, and healthcare software-as-a-service technology. The Company’s automotive business comprises seven dealerships and valet repair services. The Company’s other businesses include a consumer internet company; restaurants; a custom framing company; a marketing solutions provider; a customer data and analytics software company; website and print magazines; and a daily local news podcast and newsletter company.

Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States of America (GAAP) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (SEC). They include the assets, liabilities, results of operations and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or otherwise controlled by the Company. As permitted under such rules, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the three and nine months ended September 30, 2023 and 2022 may not be indicative of the Company’s future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
2. ACQUISITIONS AND DISPOSITIONS OF BUSINESSES
Acquisitions. During 2023, the Company acquired four businesses: two in healthcare, one in automotive, and one in other businesses for $82.3 million in cash and contingent consideration and the assumption of floor plan payables. The assets and liabilities of the companies acquired were recorded at their estimated fair values at the date of acquisition.
In September 2023, the Company’s automotive subsidiary acquired a Toyota automotive dealership, including the real property for the dealership operations. In addition to a cash payment and the assumption of $2.2 million in floor plan payables, the automotive subsidiary borrowed $37.0 million to finance the acquisition. The dealership is operated and managed by an entity affiliated with Christopher J. Ourisman, a member of the Ourisman Automotive Group family of dealerships. This acquisition expands the Company’s automotive business operations and is included in automotive.
In July 2023, the Company acquired a small business which is included in other businesses.
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
Acquisition-related costs for acquisitions that closed during the first nine months of 2023 and 2022 were $1.2 million and $1.6 million, respectively. The aggregate purchase price of the 2023 and 2022 acquisitions was allocated as follows (2023 on a preliminary basis), based on acquisition date fair values to the following assets and liabilities:

	Purchase Price Allocation
	Nine Months Ended	Year Ended
(in thousands)	September 30, 2023	December 31, 2022
Accounts receivable	$68	$3,172
Inventory	5,224	21,278
Property, plant and equipment	29,859	36,255
Lease right-of-use assets	—	4,773
Goodwill	44,968	53,946
Indefinite-lived intangible assets	6,300	41,800
Amortized intangible assets	235	1,200
Other assets	4	404
Deferred income taxes	—	2,535
Floor plan payables	(2,215)	(10,908)
Other liabilities	(935)	(3,798)
Current and noncurrent lease liabilities	(1,184)	(5,865)
Redeemable noncontrolling interest	—	(2,164)
Noncontrolling interest	—	(512)
Aggregate purchase price, net of cash acquired	$82,324	$142,116
The 2023 fair values recorded were based upon preliminary valuations and the estimates and assumptions used in such valuations are subject to change within the measurement period (up to one year from the acquisition date). The recording of the amounts of residual goodwill and other intangibles are not yet finalized. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill recorded due to these acquisitions is attributable to the assembled workforces of the acquired companies and expected synergies. The Company expects to deduct $44.0 million and $39.7 million of goodwill for income tax purposes for the acquisitions completed in 2023 and 2022, respectively.
The acquired companies were consolidated into the Company’s financial statements starting on their respective acquisition dates. The Company’s Condensed Consolidated Statements of Operations for the third quarter of 2023 include aggregate revenues and operating losses for the companies acquired in 2023 of $2.4 million and $0.1 million, respectively. The Company’s Condensed Consolidated Statements of Operations include aggregate revenues and operating losses of $3.5 million and $0.1 million, respectively, for the nine months ended

September 30, 2023. The following unaudited pro forma financial information presents the Company’s results as if the current year acquisitions had occurred at the beginning of 2022. The unaudited pro forma also includes the 2022 acquisitions as if they occurred at the beginning of 2021:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2023	2022	2023	2022
Operating revenues	$1,150,953	$1,053,162	$3,363,004	$3,148,090
Net (loss) income	(18,235)	36,255	162,653	78,704
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
3. INVESTMENTS
Money Market Investments. As of September 30, 2023 and December 31, 2022, the Company had money market investments of $39.7 million and $7.7 million, respectively, that are classified as cash and cash equivalents in the Company’s Condensed Consolidated Balance Sheets.
Investments in Marketable Equity Securities. Investments in marketable equity securities consist of the following:

	As of
	September 30, 2023	December 31, 2022
(in thousands)
Total cost	$225,971	$270,764
Gross unrealized gains	447,394	363,147
Gross unrealized losses	(7,851)	(23,990)
Total Fair Value	$665,514	$609,921
At September 30, 2023 and December 31, 2022, the Company owned 55,430 shares in Markel Group Inc. (Markel) valued at $81.6 million and $73.0 million, respectively. The Chief Executive Officer of Markel, Mr. Thomas S. Gayner, is a member of the Company’s Board of Directors. As of September 30, 2023, the Company owned 422 Class A and 482,945 Class B shares in Berkshire Hathaway valued at $393.5 million, which exceeded 5% of the Company’s total assets.
The Company purchased $4.6 million of marketable equity securities during the first nine months of 2023. The Company purchased $35.1 million of marketable equity securities during the first nine months of 2022.
During the first nine months of 2023, the gross cumulative realized net gains from the sales of marketable equity securities were $13.0 million. The total proceeds from such sales were $62.0 million. During the first nine months of 2022, the gross cumulative realized gains from the sales of marketable equity securities were $39.5 million. The total proceeds from such sales were $74.2 million.

The net gain (loss) on marketable equity securities comprised the following:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2023	2022	2023	2022
Gain (loss) on marketable equity securities, net	$16,759	$(54,250)	$113,429	$(172,878)
Less: Net losses (gains) in earnings from marketable equity securities sold and donated	—	137	(5,475)	10,742
Net unrealized gains (losses) in earnings from marketable equity securities still held at the end of the period	$16,759	$(54,113)	$107,954	$(162,136)
Investments in Affiliates. In June 2023, the Company entered into an agreement to merge the Pinna business with Realm in return for an additional noncontrolling financial interest in Realm. The Company held an equity interest in Realm prior to the merger transaction, which was accounted for under the equity method. Following the merger transaction, the Company’s convertible note in Realm converted into equity and the Company also made an additional investment in Realm. As of September 30, 2023, the Company held a 42.3% interest in Realm on a fully diluted basis, and continues to account for its investment under the equity method.
As of September 30, 2023, the Company held a 49.9% interest in N2K Networks on a fully diluted basis, and accounts for its investment under the equity method. The Company holds two of the five seats of N2K Networks’ governing board with the other shareholders retaining substantive participation rights to control the financial and operating decisions of N2K Networks through representation on the board.
As of September 30, 2023, the Company held an approximate 18% interest in Intersection Holdings, LLC (Intersection), and accounts for its investment under the equity method. The Company holds two of the ten seats of Intersection’s governing board, which allows the Company to exercise significant influence over Intersection. In April 2023, the Company entered into a term note agreement to loan Intersection $30.0 million at an interest rate of 9% per annum. The principal and interest on the note are payable in monthly installments over 5 years with the final payment due by May 2028. The outstanding balance on this loan was $29.3 million as of September 30, 2023.
As of September 30, 2023, the Company also held investments in several other affiliates; GHG held a 40% interest in Residential Home Health Illinois, a 40% interest in Residential Hospice Illinois, a 40% interest in the joint venture formed between GHG and a Michigan hospital, and a 40% interest in the joint venture formed between GHG and Allegheny Health Network (AHN). During the first quarter of 2022, GHG invested an additional $18.5 million in the Residential Home Health Illinois and Residential Hospice Illinois affiliates to fund their acquisition of certain home health and hospice assets of the NorthShore University HealthSystem. The transaction diluted GHG’s interest in Residential Hospice Illinois resulting in a $0.6 million gain on the sale of investment in affiliate (see Note 12). For the three and nine months ended September 30, 2023, the Company recorded $4.1 million and $11.5 million, respectively, in revenue for services provided to the affiliates of GHG. For the three and nine months ended September 30, 2022, the Company recorded $3.5 million and $10.5 million, respectively, in revenue for services provided to the affiliates of GHG.
The Company had $40.8 million and $49.1 million in its investment account that represents cumulative undistributed income in its investments in affiliates as of September 30, 2023 and December 31, 2022, respectively.
Additionally, Kaplan International Holdings Limited (KIHL) held a 45% interest in a joint venture formed with University of York. KIHL loaned the joint venture £22 million, which loan is repayable over 25 years at an interest rate of 7% and guaranteed by the University of York. The outstanding balance on this loan was £19.9 million as of September 30, 2023. The loan is repayable by December 2041.
Cost Method Investments. The Company held investments without readily determinable fair values in a number of equity securities that are accounted for as cost method investments, which are recorded at cost, less impairment, and adjusted for observable price changes for identical or similar investments of the same issuer. The carrying value of these investments was $73.6 million and $66.7 million as of September 30, 2023 and December 31, 2022, respectively. During the first nine months ended September 30, 2023, the Company recorded gains of $3.1 million to those equity securities based on observable transactions. During the three and nine months ended September 30, 2022, the Company recorded gains of $0.6 million to those equity securities based on observable transactions.

4. ACCOUNTS RECEIVABLE, ACCOUNTS PAYABLE, VEHICLE FLOOR PLAN PAYABLE AND ACCRUED LIABILITIES
Accounts receivable consist of the following:

	As of
	September 30, 2023	December 31, 2022
(in thousands)
Receivables from contracts with customers, less estimated credit losses of $22,598 and $21,387	$513,747	$533,622
Other receivables	27,923	27,157
	$541,670	$560,779
Credit loss expense was $2.4 million and $0.6 million for the three months ended September 30, 2023 and 2022, respectively. Credit loss expense was $4.3 million and $2.8 million for the nine months ended September 30, 2023 and 2022, respectively.
Accounts payable, vehicle floor plan payable and accrued liabilities consist of the following:

	As of
	September 30, 2023	December 31, 2022
(in thousands)
Accounts payable	$136,468	$136,186
Vehicle floor plan payable	126,869	69,756
Accrued compensation and related benefits	137,232	149,823
Other accrued liabilities	229,156	207,240
	$629,725	$563,005
Cash overdrafts of $4.3 million and $0.5 million are included in accounts payable as of September 30, 2023 and December 31, 2022, respectively.
The Company finances new, used and service loaner vehicle inventory through standardized floor plan facilities with Truist Bank and Toyota Motor Credit Corporation (Truist and Toyota floor plan facility) and Ford Motor Credit Company (Ford floor plan facility). On September 26, 2023, the Company entered into a credit agreement with Truist Bank (see Note 7) to, among other things, establish a new revolving floor plan credit facility with an aggregate capacity of $115.0 million. The Truist and Toyota floor plan facility bears interest at variable rates that are based on Secured Overnight Financing Rate (SOFR) plus 1.25% per annum. In connection with the establishment of the Truist and Toyota floor plan facility, the previous Truist floor plan facility, dated July 5, 2022, was repaid and terminated. At September 30, 2023, the floor plan facilities bore interest at variable rates that are based on the SOFR and prime-based interest rates. The weighted average interest rate for the floor plan facilities was 6.6% and 3.5% for the three months ended September 30, 2023 and 2022, respectively. The weighted average interest rate for the floor plan facilities was 6.0% and 2.6% for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, the aggregate capacity under the floor plan facilities was $142.9 million. Changes in the vehicle floor plan payable are reported as cash flows from financing activities in the Condensed Consolidated Statements of Cash Flows.
The floor plan facilities are collateralized by vehicle inventory and other assets of the relevant dealership subsidiary, and contain a number of covenants, including, among others, covenants restricting the dealership subsidiary with respect to the creation of liens and changes in ownership, officers and key management personnel. The Company was in compliance with all of these restrictive covenants as of September 30, 2023.
The floor plan interest expense related to the vehicle floor plan arrangements is offset by amounts received from manufacturers in the form of floor plan assistance capitalized in inventory and recorded against cost of goods sold in the Condensed Consolidated Statements of Operations when the associated inventory is sold. For the three months ended September 30, 2023 and 2022, the Company recognized a reduction in cost of goods sold of $1.6 million and $1.4 million, respectively, related to manufacturer floor plan assistance. For the nine months ended September 30, 2023 and 2022, the Company recognized a reduction in cost of goods sold of $4.5 million and $3.4 million, respectively, related to manufacturer floor plan assistance.

5. INVENTORIES AND CONTRACTS IN PROGRESS
Inventories and contracts in progress consist of the following:

	As of
	September 30, 2023	December 31, 2022
(in thousands)
Raw materials	$64,354	$68,494
Work-in-process	15,670	15,718
Finished goods	196,541	140,548
Contracts in progress	2,646	2,051
	$279,211	$226,811
6. GOODWILL AND OTHER INTANGIBLE ASSETS
In the third quarter of 2023, due to continued sustained weakness in demand for certain Dekko power and data products primarily in the commercial office space market, the Company performed an interim review of the goodwill of the Dekko reporting unit. As a result of the impairment review, the Company recorded a $47.8 million goodwill impairment charge. Also in the third quarter of 2023, as a result of the substantial digital advertising revenue declines and continued significant operating losses at World of Good Brands (WGB, formerly Leaf Media), the Company performed an interim review of the goodwill of the WGB reporting unit. As a result of the impairment review, the Company recorded a $50.2 million goodwill impairment charge. The Company estimated the fair value of the reporting units by utilizing a discounted cash flow model. The carrying value of the reporting units exceeded their estimated fair values, resulting in goodwill impairment charges for the amount by which the carrying values exceeded their estimated fair values after taking into account the effect of deferred income taxes. Dekko is included in manufacturing and WGB is included in other businesses.
Amortization of intangible assets for the three months ended September 30, 2023 and 2022, was $11.8 million and $14.6 million, respectively. Amortization of intangible assets for the nine months ended September 30, 2023 and 2022, was $39.0 million and $44.4 million, respectively. Amortization of intangible assets is estimated to be approximately $11 million for the remainder of 2023, $37 million in 2024, $29 million in 2025, $20 million in 2026, $6 million in 2027 and $20 million thereafter.
The changes in the carrying amount of goodwill, by segment, were as follows:

(in thousands)	Education	Television Broadcasting	Manufacturing	Healthcare	Automotive	Other Businesses	Total
Balance as of December 31, 2022
Goodwill	$1,145,502	$190,815	$234,993	$135,870	$84,697	$251,216	$2,043,093
Accumulated impairment losses	(331,151)	—	(34,302)	—	—	(116,687)	(482,140)
	814,351	190,815	200,691	135,870	84,697	134,529	1,560,953
Measurement period adjustments	—	—	—	(2,217)	—	—	(2,217)
Acquisitions	—	—	—	385	44,583	—	44,968
Impairments	—	—	(47,760)	—	—	(50,239)	(97,999)
Foreign currency exchange rate changes	(5,998)	—	—	—	—	—	(5,998)
Balance as of September 30, 2023
Goodwill	1,139,504	190,815	234,993	134,038	129,280	251,216	2,079,846
Accumulated impairment losses	(331,151)	—	(82,062)	—	—	(166,926)	(580,139)
	$808,353	$190,815	$152,931	$134,038	$129,280	$84,290	$1,499,707

The changes in carrying amount of goodwill at the Company’s education division were as follows:

(in thousands)	Kaplan International	Higher Education	Supplemental Education	Total
Balance as of December 31, 2022
Goodwill	$579,561	$174,564	$391,377	$1,145,502
Accumulated impairment losses	—	(111,324)	(219,827)	(331,151)
	579,561	63,240	171,550	814,351
Foreign currency exchange rate changes	(6,009)	—	11	(5,998)
Balance as of September 30, 2023
Goodwill	573,552	174,564	391,388	1,139,504
Accumulated impairment losses	—	(111,324)	(219,827)	(331,151)
	$573,552	$63,240	$171,561	$808,353
Other intangible assets consist of the following:

		As of September 30, 2023			As of December 31, 2022
(in thousands)	Useful Life Range	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Student and customer relationships	2–10 years	$281,838	$231,161	$50,677	$297,766	$230,429	$67,337
Trade names and trademarks	2–15 years	142,812	86,534	56,278	148,102	81,078	67,024
Network affiliation agreements	10 years	17,400	12,603	4,797	17,400	10,367	7,033
Databases and technology	3–6 years	36,087	34,871	1,216	36,216	32,219	3,997
Noncompete agreements	2–5 years	20	18	2	1,000	995	5
Other	1–8 years	41,327	31,450	9,877	43,644	27,618	16,026
		$519,484	$396,637	$122,847	$544,128	$382,706	$161,422
Indefinite-Lived Intangible Assets
Franchise agreements		$92,158			$85,858
Trade names and trademarks		82,382			81,905
FCC licenses		11,000			11,000
Licensure and accreditation		150			150
Other		21			21
		$185,711			$178,934

7. DEBT
The Company’s borrowings consist of the following:

				As of
(in thousands)	Maturities	Stated Interest Rate	Effective Interest Rate	September 30, 2023	December 31, 2022
Unsecured notes (1)	2026	5.75%	5.75%	$398,085	$397,548
Revolving credit facility	2027	4.80% - 8.88%	6.19%	60,895	200,236
Term loan (2)	2027	7.17% - 7.25%	7.31%	149,303	—
Real estate term loan (3)	2028	7.07%	7.17%	75,165	—
Capital term loan (4)	2028	7.32%	7.42%	64,137	—
Truist Bank commercial note (5)	2031	6.10% - 7.10%	6.68%	—	23,522
Truist Bank commercial note	2032	6.38% - 7.38%	6.90%	—	66,513
Truist Bank commercial note (6)	2032	6.13% - 7.13%	6.72%	—	26,548
Pinnacle Bank term loan	2024	4.15%	4.18%	7,589	8,433
Other indebtedness	2024 - 2030	0.00% - 16.00%		6,512	3,560
Total Debt				761,686	726,360
Less: current portion				(21,880)	(155,813)
Total Long-Term Debt				$739,806	$570,547
____________
(1)     The carrying value is net of $1.9 million and $2.5 million of unamortized debt issuance costs as of September 30, 2023 and December 31, 2022, respectively.
(2)     The carrying value is net of $0.7 million of unamortized debt issuance costs as of September 30, 2023.
(3)     The carrying value is net of $0.1 million of unamortized debt issuance costs as of September 30, 2023.
(4)     The carrying value is net of $0.9 million of unamortized debt issuance costs as of September 30, 2023.
(5)     The carrying value is net of $0.1 million of unamortized debt issuance costs as of December 31, 2022.
(6)     The carrying value is net of $0.1 million of unamortized debt issuance costs as of December 31, 2022.
On September 26, 2023, the Company’s automotive subsidiary entered into a credit agreement with Truist Bank, which includes (i) a $75.2 million real estate term loan, (ii) a $65.0 million capital term loan, (iii) a $50.0 million delayed draw term loan, and (iv) establishment of a revolving floor plan credit facility (see Note 4). The real estate term loan is payable in monthly installments of $0.3 million and bears interest at variable rates based on SOFR plus 1.75% per annum, and the capital term loan is payable in monthly installments of $0.5 million and bears interest at variable rates based on SOFR plus 2.00% per annum. The monthly installment payments on the real estate and capital term loans commence on November 1, 2023, with final payments of the outstanding principal balances due on September 26, 2028. Subject to terms and conditions set forth in the credit agreement, the automotive subsidiary may also request borrowings of delayed draw term loans for which the proceeds may be used to (i) finance the acquisition of automobile dealerships (delayed draw capital loan) and (ii) finance the acquisition of real estate (delayed draw real estate loan). The delayed draw term loan bears interest at variable rates based on SOFR plus an applicable margin based on the type of delayed draw term loan requested. The delayed draw term loan availability period terminates on September 26, 2025. The automotive subsidiary did not borrow against the delayed term loan as of September 30, 2023.
On the same date, the Company’s automotive subsidiary entered into three interest rate swap agreements with a total notional value of $75.2 million and a maturity date of September 26, 2028. The interest rate swap agreements will pay the automotive subsidiary interest on the $75.2 million notional amount based on SOFR and the automotive subsidiary will pay the counterparty a fixed rate of 4.67% per annum. The new interest rate swap agreements were entered into to convert the variable rate borrowing under the real estate term loan into a fixed rate borrowing. Based on the terms of the new interest rate swap agreements and underlying borrowings, the new interest rate swaps were determined to be effective and thus qualify as cash flow hedges. Including a 1.75% applicable margin, the overall interest rate that the Company will pay on the $75.2 million real estate term loan is fixed at 6.42% per annum.
The automotive subsidiary used the net proceeds from the real estate and capital term loans to repay the outstanding balances of the commercial notes maturing in 2031 and 2032. The interest rate swap agreements maturing in 2031 and 2032 were also terminated resulting in realized gains of $4.6 million that reduced interest expense during the third quarter of 2023.
On July 28, 2023, the Company entered into a $150 million term loan with each of the lenders party thereto, Wells Fargo Bank, N.A., JPMorgan Chase Bank N.A., Bank of America, N.A., HSBC Bank USA, N.A., and PNC Bank, N.A. The term loan is payable in quarterly installments of $1.875 million starting in December 2023 with a final payment of the principal balance due on May 30, 2027. The term loan bears interest at variable rates based on SOFR plus 1.75% per annum. The Company may redeem the term loan in whole or in part with no penalty at any time. The term loan has no impact on the existing financial covenants of the revolving credit facility. The Company’s outstanding balance under its term loan was $149.3 million as of September 30, 2023.
At September 30, 2023 and December 31, 2022, the fair value of the Company’s 5.75% unsecured notes, based on quoted market prices (Level 2 fair value assessment), totaled $387.1 million and $395.1 million.
The outstanding balance on the Company’s $300 million unsecured revolving credit facility was $60.9 million as of September 30, 2023, consisting of British Pound (GBP) borrowings of £50 million with interest payable at Daily Sterling Overnight Index Average (SONIA) plus 1.375%.
The fair value of the Company’s other debt, which is based on Level 2 inputs, approximates its carrying value as of September 30, 2023 and December 31, 2022. The Company is in compliance with all financial covenants of the revolving credit facility and term loans as of September 30, 2023.
During the three months ended September 30, 2023 and 2022, the Company had average borrowings outstanding of approximately $737.7 million and $714.1 million, respectively, at average annual interest rates of approximately 6.2% and 4.9%, respectively. During the three months ended September 30, 2023 and 2022, the Company incurred net interest expense of $9.8 million and $10.8 million, respectively.
During the nine months ended September 30, 2023 and 2022, the Company had average borrowings outstanding of approximately $737.1 million and $676.5 million, respectively, at average annual interest rates of approximately 6.0% and 4.6%, respectively. During the nine months ended September 30, 2023 and 2022, the Company incurred net interest expense of $33.1 million and $36.8 million, respectively.
During the three and nine months ended September 30, 2023, the Company recorded interest expense of $1.1 million and $1.4 million, respectively, to adjust the fair value of the mandatorily redeemable noncontrolling interest. During the three and nine months ended September 30, 2022, the Company recorded interest expense of $1.4 million and $12.8 million, respectively, to adjust the fair value of the mandatorily redeemable noncontrolling interest. The fair value of the mandatorily redeemable noncontrolling interest was based on the fair value of the underlying subsidiaries owned by GHC One and GHC Two, after taking into account any debt and other noncontrolling interests of its subsidiary investments. The fair value of the owned subsidiaries is determined by reference to either a discounted cash flow or EBITDA multiple, which approximates fair value (Level 3 fair value assessment).

8. FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	As of September 30, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market investments (1)	$—	$39,740	$—	$39,740
Marketable equity securities (2)	665,514	—	—	665,514
Other current investments (3)	6,799	33	—	6,832
Total Financial Assets	$672,313	$39,773	$—	$712,086
Liabilities
Contingent consideration liabilities (4)	$—	$—	$3,080	$3,080
Interest rate swaps (5)	—	733	—	733
Mandatorily redeemable noncontrolling interest (6)	—	—	32,043	32,043
Total Financial Liabilities	$—	$733	$35,123	$35,856

	As of December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market investments (1)	$—	$7,686	$—	$7,686
Marketable equity securities (2)	609,921	—	—	609,921
Other current investments (3)	7,471	5,016	—	12,487
Interest rate swaps (7)	—	2,636	—	2,636
Total Financial Assets	$617,392	$15,338	$—	$632,730
Liabilities
Contingent consideration liabilities (5)	$—	$—	$8,423	$8,423
Foreign exchange swap (8)	—	333	—	333
Mandatorily redeemable noncontrolling interest (6)	—	—	30,845	30,845
Total Financial Liabilities	$—	$333	$39,268	$39,601
____________

(1)	The Company’s money market investments are included in cash and cash equivalents and the value considers the liquidity of the counterparty.
(2)
The Company’s investments in marketable equity securities are held in common shares of U.S. corporations that are actively traded on U.S. stock exchanges. Price quotes for these shares are readily available.

(3)	Includes U.S. Government Securities, corporate bonds, mutual funds and time deposits. These investments are valued using a market approach based on the quoted market prices of the security or inputs that include quoted market prices for similar instruments and are classified as either Level 1 or Level 2 in the fair value hierarchy.
(4)	Included in Accounts payable, vehicle floor plan payable and accrued liabilities and Other Liabilities. The Company determined the fair value of the contingent consideration liabilities using either a Monte Carlo simulation, Black-Scholes model, or probability-weighted analysis depending on the type of target included in the contingent consideration requirements (revenue, EBITDA, client retention). All analyses included estimated financial projections for the acquired businesses and acquisition-specific discount rates.
(5)	Included in Other Liabilities. The Company utilized a market approach model using the notional amount of the interest rate swaps multiplied by the observable inputs of time to maturity and market interest rates.
(6)	The fair value of the mandatorily redeemable noncontrolling interest is based on the fair value of the underlying subsidiaries owned by GHC One and GHC Two, after taking into account any debt and other noncontrolling interests of its subsidiary investments. The fair value of the owned subsidiaries is determined using enterprise value analyses which include an equal weighing between guideline public company and discounted cash flow analyses.
(7)	Included in Deferred charges and other assets. The Company utilized a market approach model using the notional amount of the interest rate swap multiplied by the observable inputs of time to maturity and market interest rates.
(8)	Included in Accounts payable, vehicle floor plan payable and accrued liabilities, and valued based on a valuation model that calculates the differential between the contract price and the market-based forward rate.

The following tables provide a reconciliation of changes in the Company’s financial liabilities measured at fair value on a recurring basis, using Level 3 inputs:

(in thousands)	Contingent consideration liabilities	Mandatorily redeemable noncontrolling interest
As of December 31, 2022	$8,423	$30,845
Acquisition of business	220	—
Changes in fair value (1)	(5,157)	1,421
Capital contributions	—	84
Accretion of value included in net income (1)	856	—
Settlements or distributions	(1,262)	(307)
As of September 30, 2023	$3,080	$32,043

(in thousands)	Contingent consideration liabilities	Mandatorily redeemable noncontrolling interest
As of December 31, 2021	$14,881	$13,661
Acquisition of business	397	—
Changes in fair value (1)	(5,036)	12,799
Capital contributions	—	922
Accretion of value included in net income (1)	1,139	—
Settlements or distributions	(1,750)	(240)
As of September 30, 2022	$9,631	$27,142
____________

(1)	Changes in fair value and accretion of value of contingent consideration liabilities are included in Selling, general and administrative expenses and the changes in fair value of mandatorily redeemable noncontrolling interest is included in Interest expense in the Company’s Condensed Consolidated Statements of Operations.
During the three and nine months ended September 30, 2023, the Company recorded goodwill and other long-lived asset impairment charges of $98.3 million and $99.1 million, respectively. The remeasurement of goodwill and other long-lived assets is classified as a Level 3 fair value assessment due to the significance of unobservable inputs developed in the determination of the fair value. The Company used a discounted cash flow model to determine the estimated fair value of the reporting units and other long-lived assets. The Company made estimates and assumptions regarding future cash flows, discount rates and long-term growth rates.
During the first nine months ended September 30, 2023, the Company recorded gains of $3.1 million to equity securities that are accounted for as cost method investments based on observable transactions for identical or similar investments of the same issuer. During the three and nine months ended September 30, 2022, the Company recorded gains of $0.6 million to equity securities that are accounted for as cost method investments based on observable transactions for identical or similar investments of the same issuer.
9. REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company generated 81% and 80% of its revenue from U.S. domestic sales for the three and nine months ended September 30, 2023. The remaining 19% and 20% of revenue was generated from non-U.S. sales for the three and nine months ended September 30, 2023. For the three and nine months ended September 30, 2022, 84% and 81% of revenue was from U.S. domestic sales and the remaining 16% and 19% of revenue was generated from non-U.S. sales.
For the three and nine months ended September 30, 2023, the Company recognized 53% and 55% of its revenue over time as control of the services and goods transferred to the customer, and the remaining 47% and 45% at a point in time, when the customer obtained control of the promised goods. For the three and nine months ended September 30, 2022, the Company recognized 55% and 58% of its revenue over time, and the remaining 45% and 42% at a point in time.
Contract Assets. As of September 30, 2023, the Company recognized a contract asset of $42.8 million related to a contract at a Kaplan International business, which is included in Deferred Charges and Other Assets. The Company expects to recognize an additional $300.9 million related to this contract over the next six years. As of December 31, 2022, the contract asset was $26.3 million.

Deferred Revenue. The Company records deferred revenue when cash payments are received or due in advance of the Company’s performance, including amounts which are refundable. The following table presents the change in the Company’s deferred revenue balance:

	As of
	September 30, 2023	December 31, 2022%
(in thousands)			Change
Deferred revenue	$418,831	$385,507	9
In April 2020, GHG received $31.5 million under the expanded Medicare Accelerated and Advanced Payment Program modified by the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) as a result of COVID-19. The Department of Health and Human Services started to recoup this advance 365 days after the payment was issued. The advance has been recouped in full as of September 30, 2022. For the three and nine months ended September 30, 2022, GHG recognized $0.5 million and $12.5 million of the balance in revenue for claims submitted for eligible services.
The majority of the change in the deferred revenue balance is related to the cyclical nature of services in the Kaplan international division. During the nine months ended September 30, 2023, the Company recognized $313.0 million related to the Company’s deferred revenue balance as of December 31, 2022.
Revenue allocated to remaining performance obligations represents deferred revenue amounts that will be recognized as revenue in future periods. As of September 30, 2023, the deferred revenue balance related to certain medical and nursing qualifications with an original contract length greater than twelve months at Kaplan Supplemental Education was $7.4 million. Kaplan Supplemental Education expects to recognize 66% of this revenue over the next twelve months and the remainder thereafter.
Costs to Obtain a Contract. The following table presents changes in the Company’s costs to obtain a contract asset:

(in thousands)	Balance at Beginning of Period	Costs associated with new contracts	Less: Costs amortized during the period	Other	Balance at End of Period
2023	$31,647	$40,999	$(53,601)	$275	$19,320
The majority of other activity was related to currency translation adjustments for the nine months ended September 30, 2023.

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
The following reflects the Company’s net (loss) income and share data used in the basic and diluted (loss) earnings per share computations using the two-class method:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands, except per share amounts)	2023	2022	2023	2022
Numerator:
Numerator for basic (loss) earnings per share:
Net (loss) income attributable to Graham Holdings Company common stockholders	$(23,031)	$32,780	$152,029	$60,919
Less: Dividends paid-common stock outstanding and unvested restricted shares	(7,458)	(7,575)	(30,992)	(30,728)
Undistributed (loss) earnings	(30,489)	25,205	121,037	30,191
Percent allocated to common stockholders (1)	100.00%	99.41%	99.35%	99.41%
	(30,489)	25,058	120,253	30,015
Add: Dividends paid-common stock outstanding	7,409	7,529	30,797	30,549
Numerator for basic (loss) earnings per share	$(23,080)	$32,587	$151,050	$60,564
Add: Additional undistributed earnings due to dilutive stock options	—	1	2	—
Numerator for diluted (loss) earnings per share	$(23,080)	$32,588	$151,052	$60,564
Denominator:
Denominator for basic (loss) earnings per share:
Weighted average shares outstanding	4,602	4,808	4,686	4,841
Add: Effect of dilutive stock options	—	12	14	12
Denominator for diluted (loss) earnings per share	4,602	4,820	4,700	4,853
Graham Holdings Company Common Stockholders:
Basic (loss) earnings per share	$(5.02)	$6.78	$32.23	$12.51
Diluted (loss) earnings per share	$(5.02)	$6.76	$32.14	$12.48
____________
(Loss) earnings per share amounts may not recalculate due to rounding.
(1)    Percent of undistributed losses allocated to common stockholders is 100% in the three months ended September 30, 2023 as participating securities are not contractually obligated to share in losses.
Diluted (loss) earnings per share excludes the following weighted average potential common shares, as the effect would be antidilutive, as computed under the treasury stock method:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2023	2022	2023	2022
Weighted average restricted stock	12	17	10	17
Weighted average stock options	13	—	—	—
The diluted (loss) earnings per share amounts for the three and nine months ended September 30, 2023 and September 30, 2022 exclude the effects of 105,000 stock options and contingently issuable shares outstanding as their inclusion would have been antidilutive due to a market condition.
In the three and nine months ended September 30, 2023, the Company declared regular dividends totaling $1.65 and $6.60 per common share, respectively. In the three and nine months ended September 30, 2022, the Company declared regular dividends totaling $1.58 and $6.32 per common share, respectively.

11. PENSION AND POSTRETIREMENT PLANS
Defined Benefit Plans. The total benefit arising from the Company’s defined benefit pension plans consists of the following components:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2023	2022	2023	2022
Service cost	$8,490	$5,557	$25,306	$16,581
Interest cost	11,559	7,612	34,652	22,893
Expected return on assets	(38,351)	(41,779)	(114,774)	(125,705)
Amortization of prior service cost	412	708	1,234	2,126
Recognized actuarial gain	(9,888)	(17,538)	(29,916)	(52,306)
Net Periodic Benefit	(27,778)	(45,440)	(83,498)	(136,411)
Special separation benefit expense	—	—	9,646	—
Total Benefit	$(27,778)	$(45,440)	$(73,852)	$(136,411)
In the second quarter of 2023, the Company recorded $5.5 million in expenses related to Separation Incentive Programs (SIPs) for certain Kaplan, Graham Media Group, Leaf Group, Code3 and Pinna employees, which was funded from the assets of the Company’s pension plans. In the first quarter of 2023, the Company recorded $4.1 million in expenses related to SIPs for certain Leaf Group and Code3 employees, which was funded from the assets of the Company’s pension plans.
The total cost arising from the Company’s Supplemental Executive Retirement Plan (SERP) consists of the following components:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2023	2022	2023	2022
Service cost	$148	$227	$444	$683
Interest cost	1,164	823	3,494	2,467
Amortization of prior service cost	—	9	—	27
Recognized actuarial loss	—	166	—	499
Net Periodic Cost	$1,312	$1,225	$3,938	$3,676
Defined Benefit Plan Assets. The Company’s defined benefit pension obligations are funded by a portfolio made up of private investment funds, a U.S. stock index fund, and a relatively small number of stocks and high-quality fixed-income securities that are held by a third-party trustee. The assets of the Company’s pension plans were allocated as follows:

	As of
	September 30, 2023	December 31, 2022

U.S. equities	61%	59%
Private investment funds	17%	16%
International equities	12%	11%
U.S. fixed income	6%	7%
U.S. stock index fund	4%	7%
	100%	100%
The Company manages approximately 42% of the pension assets internally, of which the majority is invested in private investment funds with the remaining investments in Berkshire Hathaway and Markel stock, a U.S. stock index fund, and short-term fixed-income securities. The remaining 58% of plan assets are managed by two investment companies. The goal of the investment managers is to produce moderate long-term growth in the value of these assets, while protecting them against large decreases in value. Both investment managers may invest in a combination of equity and fixed-income securities and cash. The managers are not permitted to invest in securities of the Company or in alternative investments. One investment manager cannot invest more than 15% of the assets at the time of purchase in the stock of Alphabet and Berkshire Hathaway, and no more than 35% of the assets it manages in specified international exchanges at the time the investment is made. The other investment manager cannot invest more than 20% of the assets at the time of purchase in the stock of Berkshire Hathaway, and no more than 15% of the assets it manages in specified international exchanges at the time the investment is made, and no less than 10% of the assets could be invested in fixed-income securities. Excluding the exceptions noted above, the investment managers cannot invest more than 10% of the assets in the securities of any other single issuer, except for obligations of the U.S. Government, without receiving prior approval from the Plan administrator.

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
The Company evaluated its defined benefit pension plan asset portfolio for the existence of significant concentrations (defined as greater than 10% of plan assets) of credit risk as of September 30, 2023. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country and individual fund. At September 30, 2023, the pension plan held investments in one common stock and one private investment fund that exceeded 10% of total plan assets, valued at $966.4 million, or approximately 35% of total plan assets. At December 31, 2022, the pension plan held investments in one common stock and one private investment fund that exceeded 10% of total plan assets, valued at $842.6 million, or approximately 33% of total plan assets.
Other Postretirement Plans. The total benefit arising from the Company’s other postretirement plans consists of the following components:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2023	2022	2023	2022
Interest cost	$38	$24	$112	$73
Amortization of prior service credit	(2)	(1)	(4)	(5)
Recognized actuarial gain	(585)	(711)	(1,757)	(2,132)
Net Periodic Benefit	$(549)	$(688)	$(1,649)	$(2,064)
12. OTHER NON-OPERATING INCOME
A summary of non-operating income is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2023	2022	2023	2022
Gain on sale of businesses	$1,136	$1,376	$14,368	$3,074
Gain on cost method investments	—	560	3,104	560
Foreign currency gain (loss), net	1,720	(448)	1,820	(1,973)
Gain on sale of cost method investments	127	8	958	1,032
Gain on sale of investments in affiliates	—	—	15	604
Other gain, net	598	862	2,193	3,113
Total Other Non-Operating Income	$3,581	$2,358	$22,458	$6,410
The gain on cost method investments resulted from observable price changes in the fair value of the underlying equity securities accounted for under the cost method (see Notes 3 and 8).
During the three and nine months ended September 30, 2023, the Company recorded contingent consideration gains of $1.1 million and $4.3 million, respectively, related to the disposition of Kaplan University (KU) in 2018. During the three and nine months ended September 30, 2022, the Company recorded contingent consideration gains of $1.4 million and $3.1 million, respectively.
In the second quarter of 2023, the Company recorded a $10.0 million gain related to the Pinna transaction (see Notes 2 and 3). The Company used a market approach to determine the fair value of the noncontrolling financial interest received in Realm in exchange for the Pinna business.

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The other comprehensive income (loss) consists of the following components:

	Three Months Ended September 30
	2023			2022
	Before-Tax	Income	After-Tax	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(19,474)	$—	$(19,474)	$(44,260)	$—	$(44,260)
Pension and other postretirement plans:
Amortization of net prior service cost included in net income	410	(105)	305	716	(185)	531
Amortization of net actuarial gain included in net income	(10,473)	2,694	(7,779)	(18,083)	4,661	(13,422)
	(10,063)	2,589	(7,474)	(17,367)	4,476	(12,891)
Cash flow hedges:
(Losses) gains for the period	(3,824)	879	(2,945)	2,202	(506)	1,696
Other Comprehensive Loss	$(33,361)	$3,468	$(29,893)	$(59,425)	$3,970	$(55,455)

	Nine Months Ended September 30
	2023			2022
	Before-Tax	Income	After-Tax	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(8,096)	$—	$(8,096)	$(86,926)	$—	$(86,926)
Pension and other postretirement plans:
Amortization of net prior service cost included in net income	1,230	(316)	914	2,148	(554)	1,594
Amortization of net actuarial gain included in net income	(31,673)	8,147	(23,526)	(53,939)	13,902	(40,037)
	(30,443)	7,831	(22,612)	(51,791)	13,348	(38,443)
Cash flow hedges:
(Losses) gains for the period	(3,566)	820	(2,746)	4,935	(1,135)	3,800
Other Comprehensive Loss	$(42,105)	$8,651	$(33,454)	$(133,782)	$12,213	$(121,569)
The accumulated balances related to each component of other comprehensive income (loss) are as follows:

(in thousands, net of taxes)	Cumulative Foreign Currency Translation Adjustment	Unrealized Gain on Pensions and Other Postretirement Plans	Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance as of December 31, 2022	$(54,638)	$388,591	$2,198	$336,151
Other comprehensive (loss) income before reclassifications	(8,096)	—	2,491	(5,605)
Net amount reclassified from accumulated other comprehensive income (loss)	—	(22,612)	(5,237)	(27,849)
Net other comprehensive loss	(8,096)	(22,612)	(2,746)	(33,454)
Balance as of September 30, 2023	$(62,734)	$365,979	$(548)	$302,697

The amounts and line items of reclassifications out of Accumulated Other Comprehensive Income (Loss) are as follows:

	Three Months Ended September 30		Nine Months Ended September 30		Affected Line Item in the Condensed Consolidated Statements of Operations

(in thousands)	2023	2022	2023	2022
Pension and Other Postretirement Plans:
Amortization of net prior service cost	$410	$716	$1,230	$2,148	(1)
Amortization of net actuarial gain	(10,473)	(18,083)	(31,673)	(53,939)	(1)
	(10,063)	(17,367)	(30,443)	(51,791)	Before tax
	2,589	4,476	7,831	13,348	Provision for Income Taxes
	(7,474)	(12,891)	(22,612)	(38,443)	Net of Tax
Cash Flow Hedges	(4,828)	123	(5,237)	458	Interest expense
Total reclassification for the period	$(12,302)	$(12,768)	$(27,849)	$(37,985)	Net of Tax
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

The following tables summarize the financial information related to each of the Company’s business segments:

	Three Months Ended September 30		Nine Months Ended September 30

(in thousands)	2023	2022	2023	2022
Operating Revenues
Education	$411,837	$355,064	$1,192,105	$1,066,089
Television broadcasting	116,112	135,165	347,818	380,970
Manufacturing	109,216	122,964	343,882	365,966
Healthcare	116,164	87,176	331,505	230,816
Automotive	272,018	211,396	765,251	509,965
Other businesses	86,653	101,207	269,110	308,150
Corporate office	365	—	1,215	—
Intersegment elimination	(846)	(534)	(2,822)	(1,495)
	$1,111,519	$1,012,438	$3,248,064	$2,860,461
Income (Loss) from Operations before Amortization of Intangible Assets and Impairment of Goodwill and Other Long-Lived Assets
Education	$33,069	$22,625	$94,625	$69,952
Television broadcasting	33,310	53,691	97,808	135,991
Manufacturing	10,515	14,723	39,019	39,527
Healthcare	6,837	6,953	19,986	21,491
Automotive	8,240	11,050	28,543	25,493
Other businesses	(24,404)	(17,840)	(73,428)	(68,301)
Corporate office	(14,599)	(17,035)	(39,881)	(40,886)
	$52,968	$74,167	$166,672	$183,267
Amortization of Intangible Assets and Impairment of Goodwill and Other Long-Lived Assets
Education	$3,210	$3,980	$11,610	$12,190
Television broadcasting	1,363	1,360	4,088	4,080
Manufacturing	51,489	5,076	60,683	15,403
Healthcare	866	905	2,702	2,822
Automotive	3	—	3	—
Other businesses	53,149	3,314	58,987	9,941
Corporate office	—	—	—	—
	$110,080	$14,635	$138,073	$44,436
Income (Loss) from Operations
Education	$29,859	$18,645	$83,015	$57,762
Television broadcasting	31,947	52,331	93,720	131,911
Manufacturing	(40,974)	9,647	(21,664)	24,124
Healthcare	5,971	6,048	17,284	18,669
Automotive	8,237	11,050	28,540	25,493
Other businesses	(77,553)	(21,154)	(132,415)	(78,242)
Corporate office	(14,599)	(17,035)	(39,881)	(40,886)
	$(57,112)	$59,532	$28,599	$138,831
Equity in (Losses) Earnings of Affiliates, Net	(791)	(1,111)	(2,245)	2,920
Interest Expense, Net	(9,824)	(10,776)	(33,140)	(36,755)
Non-Operating Pension and Postretirement Benefit Income, Net	35,653	50,687	97,313	152,063
Gain (Loss) on Marketable Equity Securities, Net	16,759	(54,250)	113,429	(172,878)
Other Income, Net	3,581	2,358	22,458	6,410
(Loss) Income Before Income Taxes	$(11,734)	$46,440	$226,414	$90,591

	Three Months Ended September 30		Nine Months Ended September 30

(in thousands)	2023	2022	2023	2022
Depreciation of Property, Plant and Equipment
Education	$10,000	$8,360	$28,428	$25,396
Television broadcasting	3,120	2,961	9,243	9,335
Manufacturing	2,388	2,358	6,957	7,109
Healthcare	1,411	590	3,802	1,455
Automotive	1,304	1,067	3,565	2,596
Other businesses	3,832	4,169	10,882	12,198
Corporate office	152	152	458	456
	$22,207	$19,657	$63,335	$58,545
Pension Service Cost
Education	$2,226	$2,233	$6,680	$6,700
Television broadcasting	833	884	2,498	2,666
Manufacturing	280	276	836	828
Healthcare	3,521	138	10,563	417
Automotive	16	6	26	17
Other businesses	662	552	1,847	1,549
Corporate office	952	1,468	2,856	4,404
	$8,490	$5,557	$25,306	$16,581
Asset information for the Company’s business segments is as follows:

	As of
(in thousands)	September 30, 2023	December 31, 2022
Identifiable Assets
Education	$1,960,870	$1,987,042
Television broadcasting	420,938	431,084
Manufacturing	435,324	486,487
Healthcare	252,770	249,845
Automotive	568,673	427,221
Other businesses	366,694	475,583
Corporate office	123,782	70,567
	$4,129,051	$4,127,829
Investments in Marketable Equity Securities	665,514	609,921
Investments in Affiliates	191,408	186,419
Prepaid Pension Cost	1,703,216	1,658,046
Total Assets	$6,689,189	$6,582,215

The Company’s education division comprises the following operating segments:

	Three Months Ended September 30		Nine Months Ended September 30

(in thousands)	2023	2022	2023	2022
Operating Revenues
Kaplan international	$249,976	$193,085	$714,715	$598,469
Higher education	81,925	82,314	250,557	233,990
Supplemental education	78,332	79,566	226,535	233,416
Kaplan corporate and other	3,101	2,616	8,360	7,414
Intersegment elimination	(1,497)	(2,517)	(8,062)	(7,200)
	$411,837	$355,064	$1,192,105	$1,066,089
Income (Loss) From Operations before Amortization of Intangible Assets and Impairment of Long-Lived Assets
Kaplan international	$22,220	$8,503	$64,272	$48,130
Higher education	8,465	9,064	33,343	17,423
Supplemental education	9,729	9,471	16,992	17,671
Kaplan corporate and other	(7,412)	(4,616)	(20,074)	(13,438)
Intersegment elimination	67	203	92	166
	$33,069	$22,625	$94,625	$69,952
Amortization of Intangible Assets	$3,210	$3,980	$11,133	$12,190
Impairment of Long-Lived Assets	$—	$—	$477	$—
Income (Loss) from Operations
Kaplan international	$22,220	$8,503	$64,272	$48,130
Higher education	8,465	9,064	33,343	17,423
Supplemental education	9,729	9,471	16,992	17,671
Kaplan corporate and other	(10,622)	(8,596)	(31,684)	(25,628)
Intersegment elimination	67	203	92	166
	$29,859	$18,645	$83,015	$57,762
Depreciation of Property, Plant and Equipment
Kaplan international	$7,599	$5,709	$20,832	$17,258
Higher education	1,258	1,050	3,431	3,256
Supplemental education	1,117	1,570	4,087	4,787
Kaplan corporate and other	26	31	78	95
	$10,000	$8,360	$28,428	$25,396
Pension Service Cost
Kaplan international	$83	$67	$244	$202
Higher education	958	961	2,803	2,862
Supplemental education	1,063	1,029	3,110	3,106
Kaplan corporate and other	122	176	523	530
	$2,226	$2,233	$6,680	$6,700
Asset information for the Company’s education division is as follows:

	As of
(in thousands)	September 30, 2023	December 31, 2022
Identifiable Assets
Kaplan international	$1,437,590	$1,479,833
Higher education	223,593	187,034
Supplemental education	252,571	268,499
Kaplan corporate and other	47,116	51,676
	$1,960,870	$1,987,042

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.
This analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto.
Results of Operations
The Company reported a net loss attributable to common shares of $23.0 million ($5.02 per share) for the third quarter of 2023, compared to net income attributable to common shares of $32.8 million ($6.76 per share) for the third quarter of 2022.
Items included in the Company’s net loss for the third quarter of 2023:
•$98.3 million in goodwill and other long-lived asset impairment charges (after-tax impact of $84.4 million, or $18.18 per share);
•$16.8 million in net gains on marketable equity securities (after-tax impact of $12.3 million, or $2.66 per share);
•$2.8 million in net losses of affiliates whose operations are not managed by the Company (after-tax impact of $2.1 million, or $0.45 per share);
•a $4.6 million credit to interest expense resulting from gains realized related to the termination of interest rate swaps (after-tax impact of $3.3 million, or $0.72 per share); and
•$1.1 million in interest expense to adjust the fair value of the mandatorily redeemable noncontrolling interest (after-tax impact of $1.0 million, or $0.22 per share).
Items included in the Company’s net income for the third quarter of 2022:
•a $1.7 million net credit related to a fair value change in contingent consideration from a prior acquisition at the education division ($0.35 per share);
•$54.2 million in net losses on marketable equity securities (after-tax impact of $40.2 million, or $8.28 per share);
•$2.7 million in net losses of affiliates whose operations are not managed by the Company (after-tax impact of $2.0 million, or $0.42 per share);
•a net non-operating gain of $0.6 million from the write-up of a cost method investment (after-tax impact of $0.4 million, or $0.09 per share); and
•$1.4 million in interest expense to adjust the fair value of the mandatorily redeemable noncontrolling interest (after-tax impact of $1.3 million, or $0.28 per share).
Revenue for the third quarter of 2023 was $1,111.5 million, up 10% from $1,012.4 million in the third quarter of 2022. Revenues increased at education, healthcare and automotive, partially offset by declines at television broadcasting, manufacturing and other businesses. The Company reported an operating loss of $57.1 million for the third quarter of 2023, compared to operating income of $59.5 million for the third quarter of 2022. The decrease in operating results is due to goodwill impairment charges at World of Good Brands (WGB, formerly Leaf Media) and Dekko and declines at television broadcasting, manufacturing, automotive and other businesses, partially offset by an increase at education.

For the first nine months of 2023, the Company recorded net income attributable to common shares of $152.0 million ($32.14 per share), compared to $60.9 million ($12.48 per share) for the first nine months of 2022.
Items included in the Company’s net income for the first nine months of 2023:
•a $4.2 million net credit related to a fair value change in contingent consideration from a prior acquisition at Corporate (after-tax impact of $4.1 million, or $0.89 per share);
•$99.1 million in goodwill and other-long lived asset impairment charges (after-tax impact of $85.0 million, or $18.30 per share);
•$9.6 million in expenses related to non-operating Separation Incentive Programs (SIPs) at other businesses and the education and television broadcasting divisions (after-tax impact of $7.2 million, or $1.54 per share);
•$113.4 million in net gains on marketable equity securities (after-tax impact of $83.6 million, or $17.99 per share);
•$9.7 million in net losses of affiliates whose operations are not managed by the Company (after-tax impact of $7.1 million, or $1.53 per share);
•a non-operating gain of $10.0 million on the sale of Pinna (after-tax-impact of $7.4 million, or $1.59 per share);
•non-operating gain of $3.9 million from the write-up and sales of cost method investments (after-tax impact of $2.9 million, or $0.63 per share);
•a $4.6 million credit to interest expense resulting from gains realized related to the termination of interest rate swaps (after-tax impact of $3.3 million, or $0.72 per share); and
•$1.4 million in net interest expense to adjust the fair value of the mandatorily redeemable noncontrolling interest (after-tax impact of $1.3 million, or $0.27 per share).
Items included in the Company’s net income for the first nine months of 2022:
•a $4.9 million net credit related to fair value changes in contingent consideration from prior acquisitions (after-tax impact of $4.9 million, or $1.00 per share);
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
Revenue for the first nine months of 2023 was $3,248.1 million, up 14% from $2,860.5 million in the first nine months of 2022. Revenues increased at education, healthcare and automotive, partially offset by declines at television broadcasting, manufacturing and other businesses. The Company reported operating income of $28.6 million for the first nine months of 2023, compared to $138.8 million for the first nine months of 2022. The decrease in operating results is due to goodwill impairment charges at WGB and Dekko and declines at television broadcasting, healthcare, and other businesses, partially offset by increases at education and automotive.
Division Results
Education
Education division revenue totaled $411.8 million for the third quarter of 2023, up 16% from $355.1 million for the same period of 2022. Kaplan reported operating income of $29.9 million for the third quarter of 2023, compared to $18.6 million for the third quarter of 2022.
For the first nine months of 2023, education division revenue totaled $1,192.1 million, up 12% from $1,066.1 million for the same period of 2022. Kaplan reported operating income of $83.0 million for the first nine months of 2023, compared to $57.8 million for the first nine months of 2022.

In the second quarter of 2023, Kaplan modified its segment reporting for Kaplan India, a shared services center that supports Higher Education (previously included in Kaplan corporate and other); prior periods have been reclassified to conform with the current presentation.
A summary of Kaplan’s operating results is as follows:

	Three Months Ended			Nine Months Ended
	September 30			September 30
(in thousands)	2023	2022	% Change	2023	2022	% Change
Revenue
Kaplan international	$249,976	$193,085	29	$714,715	$598,469	19
Higher education	81,925	82,314	0	250,557	233,990	7
Supplemental education	78,332	79,566	(2)	226,535	233,416	(3)
Kaplan corporate and other	3,101	2,616	19	8,360	7,414	13
Intersegment elimination	(1,497)	(2,517)	—	(8,062)	(7,200)	—
	$411,837	$355,064	16	$1,192,105	$1,066,089	12
Operating Income (Loss)
Kaplan international	$22,220	$8,503	—	$64,272	$48,130	34
Higher education	8,465	9,064	(7)	33,343	17,423	91
Supplemental education	9,729	9,471	3	16,992	17,671	(4)
Kaplan corporate and other	(7,412)	(4,616)	(61)	(20,074)	(13,438)	(49)
Amortization of intangible assets	(3,210)	(3,980)	19	(11,133)	(12,190)	9
Impairment of long-lived assets	—	—	—	(477)	—	—
Intersegment elimination	67	203	—	92	166	—
	$29,859	$18,645	60	$83,015	$57,762	44
Kaplan International includes postsecondary education, professional training and language training businesses largely outside the United States. Kaplan International revenue increased 29% and 19% for the third quarter and first nine months of 2023, respectively (25% and 21%, respectively, on a constant currency basis). The increases are due largely to growth at Pathways, Australia, Languages and UK Professional, partially offset by a decline at Singapore. Kaplan International reported operating income of $22.2 million in the third quarter of 2023, compared to $8.5 million in the third quarter of 2022. The improved results are due largely to improved results at Australia, Pathways, UK Professional and Languages. Operating income increased to $64.3 million in the first nine months of 2023, compared to $48.1 million in the first nine months of 2022. The improved results are due largely to improved results at Australia, Pathways and Languages, partially offset by declines at UK Professional and Singapore.
Higher Education includes the results of Kaplan as a service provider to higher education institutions. Higher Education revenue was flat compared to the third quarter of 2022 and increased 7% for the first nine months of 2023. For the third quarter and first nine months of 2023 and 2022, Kaplan recorded a portion of the fee with Purdue Global based on an assessment of its collectability under the TOSA. Enrollments at Purdue Global for the first nine months of 2023 increased 5% compared to the first nine months of 2022. The Company will continue to assess the collectability of the fee with Purdue Global on a quarterly basis to make a determination as to whether to record all or part of the fee in the future and whether to make adjustments to fee amounts recognized in earlier periods. Higher Education results declined in the third quarter of 2023 due to a lower Purdue Global fee recorded compared to the third quarter of 2022, partially offset by a decline in other higher education development costs. Higher Education results improved in the first nine months of 2023 due to an increase in the Purdue Global fee recorded, and a decline in other higher education development costs.
As of September 30, 2023, Kaplan had a total outstanding accounts receivable balance of $127.8 million from Purdue Global related to amounts due for reimbursements for services, fees earned and a deferred fee. Included in this total, Kaplan has a $19.6 million long-term receivable balance due from Purdue Global at September 30, 2023, related to the advance of $20 million during the initial KU Transaction.
Supplemental Education includes Kaplan’s standardized test preparation programs and domestic professional and other continuing education businesses. Supplemental Education revenue declined 2% and 3% for the third quarter and first nine months of 2023, respectively, driven mostly by softness in Real Estate, Securities and Medical Licensure test preparation, offset in part by growth in CFP, CFA, Architecture and Engineering and MCAT test preparation and publishing activities. Overall, demand for graduate and pre-college test preparation programs has declined due to the strength of U.S. employment markets and the decline in test-takers, while demand for professional programs remained stable. Operating results improved in the third quarter of 2023 due to savings from reduced headcount, partially offset by lower revenues. Operating results declined in the first nine months of 2023 due to lower revenues, partially offset by savings from reduced headcount.

Kaplan corporate and other represents unallocated expenses of Kaplan, Inc.’s corporate office, other minor businesses and certain shared activities. Kaplan corporate and other expenses increased in the third quarter and first nine months of 2023, largely due to increased incentive compensation costs.
Television Broadcasting
A summary of television broadcasting’s operating results is as follows:

	Three Months Ended			Nine Months Ended
	September 30			September 30
(in thousands)	2023	2022	% Change	2023	2022	% Change
Revenue	$116,112	$135,165	(14)	$347,818	$380,970	(9)
Operating Income	31,947	52,331	(39)	93,720	131,911	(29)
Graham Media Group, Inc. owns seven television stations located in Houston, TX; Detroit, MI; Orlando, FL; San Antonio, TX; Jacksonville, FL; and Roanoke, VA, as well as SocialNewsDesk, a provider of social media management tools designed to connect newsrooms with their users. Revenue at the television broadcasting division decreased 14% to $116.1 million in the third quarter of 2023, from $135.2 million in the same period of 2022. The revenue decline is due primarily to a $20.3 million decline in political advertising revenue, partially offset by a modest increase in retransmission revenues. Operating income for the third quarter of 2023 declined 39% to $31.9 million, from $52.3 million in the same period of 2022, due to reduced revenues and higher network fees.
Revenue at the television broadcasting division decreased 9% to $347.8 million in the first nine months of 2023, from $381.0 million in the same period of 2022. The revenue decline is due primarily to a $23.8 million decline in political advertising revenue, winter Olympics and Super Bowl advertising at the Company’s NBC affiliates in the first quarter of 2022, as well as modest declines in digital advertising and retransmission revenues. Operating income for the first nine months of 2023 declined 29% to $93.7 million, from $131.9 million in the same period of 2022, due to reduced revenues and higher network fees. While per subscriber rates from cable, satellite and OTT providers have grown, overall cable and satellite subscribers are down due to cord cutting, resulting in retransmission revenue net of network fees in 2023 expected to be down modestly compared with 2022, and this trend is expected to continue in the future.
Manufacturing
A summary of manufacturing’s operating results is as follows:

	Three Months Ended			Nine Months Ended
	September 30			September 30
(in thousands)	2023	2022	% Change	2023	2022	% Change
Revenue	$109,216	$122,964	(11)	$343,882	$365,966	(6)
Operating (Loss) Income	(40,974)	9,647	—	(21,664)	24,124	—
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
Manufacturing revenues decreased 11% and 6% in the third quarter and first nine months of 2023, respectively. The revenue declines are due primarily to lower revenues at Hoover and Dekko, partially offset by increased revenues at Joyce and Forney. Revenues declined in the third quarter of 2023 at Hoover due largely to lower wood prices and a decrease in product demand. Revenues declined in the first nine months of 2023 at Hoover due largely to lower wood prices, partially offset by overall increased rates and higher product demand. Revenues declined at Dekko due largely to lower product demand, particularly in the commercial office electrical products sector. Overall, Hoover results included wood gains on inventory sales in the first nine months of 2023 and 2022, with gains in the first nine months of 2023 modestly higher than the prior year. For the third quarter of 2023, Hoover results included wood gains on inventory sales, compared with modest wood losses on inventory sales in the third quarter of 2022. Manufacturing operating results declined in the third quarter and first nine months of 2023 due primarily to a $47.8 million goodwill impairment charge at Dekko, resulting from continued sustained weakness in demand for certain Dekko power and data products, primarily in the commercial office sector. Excluding the impairment charge at Dekko, manufacturing operating results were down in the third quarter of 2023, due to declines at Dekko and Hoover, partially offset by improved results at Joyce and Forney. Excluding the impairment charge at Dekko, manufacturing operating results were down slightly in the first nine months of 2023, due to declines at Dekko, partially offset by improvements at Hoover and Joyce.

Healthcare
A summary of healthcare’s operating results is as follows:

	Three Months Ended			Nine Months Ended
	September 30			September 30
(in thousands)	2023	2022	% Change	2023	2022	% Change
Revenue	$116,164	$87,176	33	$331,505	$230,816	44
Operating Income	5,971	6,048	(1)	17,284	18,669	(7)
Graham Healthcare Group (GHG) provides home health and hospice services in seven states. GHG also provides other healthcare services, including nursing care and prescription services for patients receiving in-home infusion treatments through its 76.5% interest in CSI Pharmacy Holdings Company, LLC (CSI). In May 2022, GHG acquired two small businesses, one of which expanded GHG’s home health operations into Kansas and Missouri. In July 2022, GHG acquired a 100% interest in a multi-state provider of Applied Behavior Analysis clinics and in August 2022, GHG acquired two small businesses, which expanded GHG’s hospice services into Missouri and Ohio. Healthcare revenues increased 33% and 44% for the third quarter and first nine months of 2023, respectively, largely due to significant growth at CSI and from businesses acquired in 2022, along with growth in home health and hospice services.
In 2022, GHG implemented a new pension credit retention program in order to improve employee retention and utilize the Company’s surplus pension assets. The GHG pilot program offers a pension credit up to $50,000 per employee, cliff vested after three years of continuous employment for certain existing employees and new employees hired from January 1, 2022 through December 31, 2024. GHG recorded pension expense of $3.4 million and $10.1 million related to this program in the third quarter and first nine months of 2023, respectively.
The decline in GHG operating results in the third quarter and first nine months of 2023 is due largely to an increase in pension expense related to the new GHG pension credit retention program, partially offset by improved results at CSI and in home health and hospice. Excluding pension expense, GHG operating results increased in the third quarter and first nine months of 2023.
The Company also holds interests in four home health and hospice joint ventures managed by GHG, whose results are included in equity in earnings of affiliates in the Company’s Condensed Consolidated Statements of Operations. The Company recorded equity in earnings of $1.9 million and $1.5 million for the third quarter of 2023 and 2022, respectively, from these joint ventures. The Company recorded equity in earnings of $6.9 million and $5.1 million for the first nine months of 2023 and 2022, respectively. During the first quarter of 2022, GHG, through its Residential Home Health Illinois and Residential Hospice Illinois affiliates, acquired an interest in the home health and hospice assets of NorthShore University HealthSystem, an integrated healthcare delivery system serving patients throughout the Chicago, IL area. The transaction resulted in a decrease to GHG’s interest in Residential Hospice Illinois and a $0.6 million non-operating gain was recorded in the first quarter of 2022 related to the change in interest.
Automotive
A summary of automotive’s operating results is as follows:

	Three Months Ended			Nine Months Ended
	September 30			September 30
(in thousands)	2023	2022	% Change	2023	2022	% Change
Revenue	$272,018	$211,396	29	$765,251	$509,965	50
Operating Income	8,237	11,050	(25)	28,540	25,493	12
Automotive includes seven automotive dealerships in the Washington, D.C. metropolitan area and Richmond, VA: Ourisman Lexus of Rockville, Ourisman Honda of Tysons Corner, Ourisman Jeep Bethesda, Ourisman Ford of Manassas, and Toyota of Woodbridge and Ourisman Chrysler-Dodge-Jeep-Ram (CDJR) of Woodbridge, which were acquired on July 5, 2022 from the Lustine Automotive Group. In addition, on September 27, 2023, the Company acquired a Toyota dealership in Henrico, VA from McGeorge Toyota. Christopher J. Ourisman, a member of the Ourisman Automotive Group family of dealerships, and his team of industry professionals operate and manage the dealerships; the Company holds a 90% stake. The automotive group has also been awarded a KIA Open Point dealership in Bethesda, MD with plans to commence operations by the end of the year.
Revenues for the third quarter of 2023 increased 29% due to sales growth at all dealerships, except for the Jeep dealership, which had lower revenues due to a decline in new vehicle sales. Revenues for the first nine months of 2023 increased 50% due to the acquisitions of the Toyota of Woodbridge and CDJR dealerships and sales growth at the other dealerships, except for the Jeep dealership, which had lower revenues due to a decline in new vehicle sales. Additionally, all of the dealerships reported sales growth for services and parts for the first nine month of 2023. Operating results for the third quarter of 2023 decreased due to declines at the Jeep, CDJR, Ford, and Lexus dealerships and transaction costs related to the McGeorge Toyota acquisition, partially offset by improved results at the Toyota of Woodbridge and Honda dealerships. Operating results for the first nine months of 2023 improved due largely to the Toyota of Woodbridge and CDJR acquisitions, and improved results at the Honda and Lexus dealerships, partially offset by declines at the Jeep dealership due primarily to declines in new vehicle sales and related margins, and declines at the Ford dealership in margins on new vehicle sales.
Other Businesses
A summary of revenue by category for other businesses:

	Three Months Ended			Nine Months Ended
	September 30		%	September 30		%
(in thousands)	2023	2022	Change	2023	2022	Change
Operating Revenues
Retail (1)	$28,446	$38,990	(27)	$90,215	$122,236	(26)
Media (2)	27,418	31,604	(13)	78,105	95,646	(18)
Specialty (3)	30,789	30,613	1	100,790	90,268	12
	$86,653	$101,207	(14)	$269,110	$308,150	(13)
____________

(1)	Includes Society6 and Saatchi Art (formerly Leaf Marketplace) and Framebridge
(2)	Includes WGB, Code3, Slate, Foreign Policy, Pinna and City Cast
(3)	Includes Clyde’s Restaurant Group, Decile and CyberVista
Overall, revenue from other businesses declined 14% and 13% in the third quarter and first nine months of 2023, respectively. Retail revenue declined in the first nine months of 2023 largely due to significantly lower revenue at Society6, partially offset by revenue growth at Framebridge. Media revenue declined in the first nine months of 2023 due to lower revenue at WGB and Code3, partially offset by revenue growth at Slate and Foreign Policy. Specialty revenue increased in the first nine months of 2023 due to revenue growth at Clyde’s Restaurant Group (CRG). Excluding the former Leaf businesses, revenue from other businesses grew in the third quarter and first nine months of 2023.
Overall, operating results at other businesses declined in the first nine months of 2023 due to a $50.2 million goodwill impairment charge recorded at WGB, increased losses at the former Leaf businesses, Code3, Decile and City Cast; partially offset by improved results at CRG, Slate and Foreign Policy, reduced losses at Framebridge, and a reduction in losses due to the sales of CyberVista and Pinna.
Leaf Group
On June 14, 2021, the Company acquired Leaf Group Ltd. (Leaf), a consumer internet company headquartered in Santa Monica, CA, that builds enduring, creator-driven brands that reach passionate audiences in large and growing lifestyle categories, including fitness and wellness (Well+Good and Livestrong.com), and home, art and design (Saatchi Art, Society6 and Hunker).
In the second quarter of 2023, the Company restructured Leaf into three stand-alone businesses: Society6 (formerly included in Leaf Marketplace), Saatchi Art (formerly included in Leaf Marketplace) and World of Good Brands (WGB, formerly Leaf Media). The transition process for this restructuring involves various cost reduction initiatives, including elimination of shared services costs and functions; transitioning financial and human resources systems; and rationalizing physical facilities and data centers. In the first and second quarters of 2023, Leaf implemented a SIP to reduce the number of employees, which is being funded by the assets of the Company’s pension plan; $2.9 million and $3.9 million in related non-operating pension expense was recorded in the first and second quarters of 2023, respectively. Each of Society6, Saatchi Art and World of Good Brands is continuing with the transition and cost reduction process, which is expected to be completed by the end of the second quarter of 2024.
Revenue at each of the three Leaf businesses declined in the third quarter and first nine months of 2023, with substantial declines at Society6 and WGB. Revenue decreases at Society6 are due to declines in traffic, conversion rates and related sales for both direct to consumer and business to business categories; revenue declines at WGB are due to reduced traffic and the soft digital advertising market for both direct and programmatic categories. Overall, the Leaf businesses reported significant operating losses in each of the third quarters and first nine months of 2023 and 2022, with an increase in operating losses in the third quarter and first nine months of 2023.
As a result of the substantial digital advertising revenue declines and continued significant operating losses at WGB, the Company recorded a $50.2 million goodwill impairment charge in the third quarter of 2023.

Clyde’s Restaurant Group
CRG owns and operates 12 restaurants and entertainment venues in the Washington, D.C. metropolitan area, including Old Ebbitt Grill and The Hamilton. CRG reported an operating loss in the third quarter of 2023 and 2022 and an operating profit for the first nine months of 2023 and 2022. Both revenues and operating results improved in the first nine months of 2023, due to strong guest traffic, modest price increases, and the absence of any significant adverse impact from the COVID-19 pandemic. Operating results in the first nine months of 2022 benefited from a favorable rent concession.
CRG recently announced plans to open new restaurants in Baltimore, MD; Washington, D.C.; and Reston, VA in early 2024, mid 2024 and early 2025, respectively.
Framebridge
Framebridge is a custom framing service company, headquartered in Washington, D.C., with 20 retail locations in the Washington, D.C., New York City, Atlanta, GA, Philadelphia, PA, Boston, MA and Chicago, IL areas and two manufacturing facilities in Kentucky and New Jersey. Framebridge continues to actively explore opportunities for further store expansion. Revenues increased in the third quarter and first nine months of 2023 due to an increase in retail revenue from same-store sales growth and operating additional retail stores compared to the same periods in 2022. Framebridge is an investment stage business and reported significant operating losses in the first nine months of 2023 and 2022.
Other
Other businesses also include Code3, a performance marketing agency focused on driving performance for brands though three core elements of digital success: media, creative and commerce; Slate and Foreign Policy, which publish online and print magazines and websites; and two investment stage businesses, Decile and City Cast. Slate, Foreign Policy and City Cast reported revenue increases in the first nine months of 2023, while Code3 reported a revenue decline. Losses from City Cast, Code3 and Decile in the first nine months of 2023 adversely affected operating results, while Slate and Foreign Policy each reported an operating profit during this period.
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
Equity in (Losses) Earnings of Affiliates
At September 30, 2023, the Company held an approximate 18% interest in Intersection Holdings, LLC (Intersection), a company that provides digital marketing and advertising services and products for cities, transit systems, airports, and other public and private spaces; a 49.9% interest in N2K Networks on a fully diluted basis; and a 42.3% interest in Realm on a fully diluted basis. The Company also holds interests in several other affiliates, including a number of home health and hospice joint ventures managed by GHG and two joint ventures managed by Kaplan. Overall, the Company recorded equity in losses of affiliates of $0.8 million for the third quarter of 2023, compared to $1.1 million for the third quarter of 2022. These amounts include $2.8 million and $2.7 million in net losses for the third quarter of 2023 and 2022, respectively, from affiliates whose operations are not managed by the Company.
The Company recorded equity in losses of affiliates of $2.2 million for the first nine months of 2023, compared to earnings of $2.9 million for the first nine months of 2022. These amounts include $9.7 million and $2.8 million in net losses for the first nine months of 2023 and 2022, respectively, from affiliates whose operations are not managed by the Company.
Net Interest Expense and Related Balances
In connection with the acquisition of the Toyota of Richmond dealership, in September 2023, the automotive subsidiary of the Company entered into a credit agreement with Truist Bank, which includes (i) a $75.2 million real estate term loan, (ii) a $65.0 million capital term loan, (iii) an undrawn $50.0 million delayed draw term loan available upon request and (iv) establishment of a revolving floor plan credit facility. Additionally, the automotive subsidiary entered into interest rate swaps to fix the interest rate that the Company will pay on the $75.2 million real estate term loan at 6.42% per annum. The proceeds from this borrowing were used to finance the acquisition of the Toyota of Richmond dealership and to repay the outstanding balance of the automotive subsidiary commercial notes that were maturing in 2031 and 2032. The related interest rate swaps were also terminated, resulting in a realized gain of $4.6 million recorded as a credit to interest expense during the third quarter of 2023.
The Company incurred net interest expense of $9.8 million and $33.1 million for the third quarter and first nine months of 2023, respectively, compared to $10.8 million and $36.8 million for the third quarter and first nine months of 2022, respectively. The Company recorded interest expense of $1.1 million and $1.4 million in the third quarter and first nine months of 2023, respectively, to adjust the fair value of the mandatorily redeemable noncontrolling interest at GHG. The Company recorded interest expense of $1.4 million and $12.8 million in the third quarter and first nine months of 2022, respectively, to adjust the fair value of the mandatorily redeemable noncontrolling interest at GHG. Excluding these adjustments, the increase in net interest expense relates primarily to increased debt at the automotive dealerships and higher interest rates on the Company’s variable debt.
At September 30, 2023, the Company had $761.7 million in borrowings outstanding at an average interest rate of 6.3%, and cash, marketable equity securities and other investments of $873.0 million. At September 30, 2023, the Company had $60.9 million outstanding on its $300 million revolving credit facility.
Non-operating Pension and Postretirement Benefit Income, net
The Company recorded net non-operating pension and postretirement benefit income of $35.7 million and $97.3 million for the third quarter and first nine months of 2023, respectively, compared to $50.7 million and $152.1 million for the third quarter and first nine months of 2022, respectively.
In the second quarter of 2023, the Company recorded $5.5 million in expenses related to non-operating SIPs at other businesses and the education and television broadcasting divisions. In the first quarter of 2023, the Company recorded $4.1 million in expenses related to non-operating SIPs at other businesses.
Gain (Loss) on Marketable Equity Securities, net
Overall, the Company recognized $16.8 million and $113.4 million in net gains on marketable equity securities in the third quarter and first nine months of 2023, respectively, compared to $54.3 million and $172.9 million in net losses on marketable equity securities in the third quarter and first nine months of 2022, respectively.
Other Non-Operating Income
The Company recorded total other non-operating income, net, of $3.6 million for the third quarter of 2023, compared to $2.4 million for the third quarter of 2022. The 2023 amounts included $1.7 million in foreign currency gains; $1.1 million in gains related to the sale of businesses and contingent consideration; a $0.1 million gain on sale of a cost method investment, and other items. The 2022 amounts included $1.4 million in gains related to the sale of businesses and contingent consideration; a $0.6 million fair value increase on a cost method investment, and other items; partially offset by $0.4 million in foreign currency losses.
The Company recorded total non-operating income, net, of $22.5 million for the first nine months of 2023, compared to $6.4 million for the first nine months of 2022. The 2023 amounts included a non-cash gain of $10.0 million on the sale of Pinna; $4.3 million in gains related to the sale of businesses and contingent consideration; a $3.1 million fair value increase on cost method investments; $1.8 million in foreign currency gains; a $1.0 million gain on sales of cost method investments, and other items. The 2022 amounts included $3.1 million in gains related to the sale of businesses and contingent consideration; $1.0 million in gains on sales of cost method investments; a $0.6 million gain on sale of an equity affiliate; a $0.6 million fair value increase on a cost method investment, and other items; partially offset by $2.0 million in foreign currency losses.
Provision for Income Taxes
The Company’s effective tax rate for the first nine months of 2023 and 2022 was 31.1% and 29.6%, respectively.

Earnings Per Share
The calculation of diluted earnings per share for the third quarter and first nine months of 2023 was based on 4,601,521 and 4,700,304 weighted average shares outstanding, respectively, compared to 4,819,661 and 4,853,267, respectively, for the third quarter and first nine months of 2022. At September 30, 2023, there were 4,578,889 shares outstanding. On May 4, 2023, the Board of Directors authorized the Company to acquire up to 500,000 shares of its Class B common stock; the Company has remaining authorization for 336,666 shares as of September 30, 2023.
Other
The Company continuously assesses relevant events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In the third quarter of 2023, the Company performed an interim impairment review at the Dekko, WGB and Framebridge reporting units.
As a result of continued sustained weakness in demand for certain Dekko power and data products primarily in the commercial office space market, the Company recorded a $47.8 million goodwill impairment charge at Dekko. After the impairment charge, no goodwill remains at the Dekko reporting unit, which is included in manufacturing.
As a result of the substantial digital advertising revenue declines and continued significant operating losses at WGB, the Company recorded a $50.2 million goodwill impairment charge to the reporting unit, which is included in other businesses. After the impairment charge, $7.5 million of goodwill remains at the WGB reporting unit.
The quantitative goodwill impairment analysis at Framebridge indicated the estimated fair value of the reporting unit, included in other businesses, exceeded its carrying value as of September 30, 2023. The estimated fair value of Framebridge exceeded its carrying value by a margin less than 10%. The total goodwill at this reporting unit was $60.9 million as of September 30, 2023, or 4% of the total goodwill of the Company.
It is possible that impairment charges, which may be material, could occur in the future, given changes in market conditions and the inherent variability in projecting future operating performance.
Financial Condition: Liquidity and Capital Resources
The Company considers the following when assessing its liquidity and capital resources:

	As of
(In thousands)	September 30, 2023	December 31, 2022
Cash and cash equivalents	$159,981	$169,319
Restricted cash	40,657	21,113
Investments in marketable equity securities and other investments	672,346	622,408
Total debt	761,686	726,360
Cash generated by operations is the Company’s primary source of liquidity. The Company maintains investments in a portfolio of marketable equity securities, which is considered when assessing the Company’s sources of liquidity. An additional source of liquidity includes the undrawn portion of the Company’s $300 million revolving credit facility, amounting to $239.1 million at September 30, 2023 and the undrawn $50.0 million delayed draw term loan at the automotive subsidiary.
During the first nine months of 2023, the Company’s cash and cash equivalents decreased by $9.3 million, due to share repurchases, acquisitions, capital expenditures, a loan to a related party, additional investments in marketable equity securities and equity affiliates, and dividend payments, which was offset by cash generated from operations, the proceeds from the sale of marketable equity securities, net proceeds from the vehicle floor plan payable, and net borrowings. In the first nine months of 2023, the Company’s borrowings increased by $35.3 million, primarily due to the issuance of the term loan and new loans at the automotive subsidiary, offset by repayments under the revolving credit facility and commercial notes at the automotive subsidiary.
As of September 30, 2023 and December 31, 2022, the Company had money market investments of $39.7 million and $7.7 million, that are included in cash and cash equivalents. At September 30, 2023, the Company held approximately $90 million in cash and cash equivalents in businesses domiciled outside the U.S., of which approximately $8 million is not available for immediate use in operations or for distribution. Additionally, Kaplan’s business operations outside the U.S. retain cash balances to support ongoing working capital requirements, capital expenditures, and regulatory requirements. As a result, the Company considers a significant portion of the cash and cash equivalents balance held outside the U.S. as not readily available for use in U.S. operations.

At September 30, 2023, the fair value of the Company’s investments in marketable equity securities was $665.5 million, which includes investments in the common stock of four publicly traded companies. During the first nine months of 2023, the Company purchased $4.6 million of marketable equity securities and sold marketable equity securities that generated proceeds of $62.0 million. At September 30, 2023, the net unrealized gain related to the Company’s investments totaled $439.5 million.
In April 2023, the Company entered into a term note agreement to loan Intersection $30.0 million at an interest rate of 9% per annum. The principal and interest on the note are payable in monthly installments over 5 years with the final payment due by May 2028. The outstanding balance on this loan was $29.3 million as of September 30, 2023.
The Company had working capital of $646.2 million and $534.1 million at September 30, 2023 and December 31, 2022, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments.
At September 30, 2023 and December 31, 2022, the Company had borrowings outstanding of $761.7 million and $726.4 million, respectively. The Company’s borrowings at September 30, 2023 were mostly from $400.0 million of 5.75% unsecured notes due June 1, 2026, $60.9 million in outstanding borrowings under the Company’s revolving credit facility, a term loan of $149.3 million, and real estate and capital term loans of $139.3 million at the automotive subsidiary. The Company’s borrowings at December 31, 2022 were mostly from $400.0 million of 5.75% unsecured notes due June 1, 2026, $200.2 million in outstanding borrowings under the Company’s revolving credit facility and commercial notes of $116.6 million at the automotive subsidiary. The interest on the $400.0 million of 5.75% unsecured notes is payable semiannually on June 1 and December 1.
During the nine months ended September 30, 2023 and 2022, the Company had average borrowings outstanding of approximately $737.1 million and $676.5 million, respectively, at average annual interest rates of approximately 6.0% and 4.6%, respectively. During the nine months ended September 30, 2023 and 2022, the Company incurred net interest expense of $33.1 million and $36.8 million, respectively.
On July 28, 2023, the Company entered into a $150 million term loan with each of the lenders party thereto, Wells Fargo Bank, N.A., JPMorgan Chase Bank N.A., Bank of America, N.A., HSBC Bank USA, N.A., and PNC Bank, N.A. The term loan is payable in quarterly installments of $1.875 million starting in December 2023 with a final payment of the principal balance due on May 30, 2027. The term loan bears interest at variable rates based on Secured Overnight Financing Rate (SOFR) plus 1.75% per annum. The Company may redeem the term loan in whole or in part with no penalty at any time. The term loan has no impact on the existing financial covenants of the revolving credit facility.
On September 26, 2023, the Company’s automotive subsidiary entered into a credit agreement with Truist Bank, which includes (i) a $75.2 million real estate term loan, (ii) a $65.0 million capital term loan, (iii) a $50.0 million delayed draw term loan, and (iv) establishment of a revolving floor plan credit facility. The real estate term loan is payable in monthly installments of $0.3 million and bears interest at variable rates based on SOFR plus 1.75% per annum, and the capital term loan is payable in monthly installments of $0.5 million and bears interest at variable rates based on SOFR plus 2.00% per annum. The monthly installment payments on the real estate and capital term loans commence on November 1, 2023, with final payments of the outstanding principal balances due on September 26, 2028. Subject to terms and conditions set forth in the credit agreement, the automotive subsidiary may also request borrowings of delayed draw term loans for which the proceeds may be used to (i) finance the acquisition of automobile dealerships (delayed draw capital loan) and (ii) finance the acquisition of real estate (delayed draw real estate loan). The delayed draw term loan bears interest at variable rates based on SOFR plus an applicable margin based on the type of delayed draw term loan requested. The delayed draw term loan availability period terminates on September 26, 2025. The automotive subsidiary did not borrow against the delayed term loan as of September 30, 2023.
On the same date, the Company’s automotive subsidiary entered into three interest rate swap agreements with a total notional value of $75.2 million and a maturity date of September 26, 2028. The interest rate swap agreements will pay the automotive subsidiary interest on the $75.2 million notional amount based on SOFR and the automotive subsidiary will pay the counterparty a fixed rate of 4.67% per annum. The new interest rate swap agreements were entered into to convert the variable rate borrowing under the real estate term loan into a fixed rate borrowing. Based on the terms of the new interest rate swap agreements and underlying borrowings, the new interest rate swaps were determined to be effective and thus qualify as cash flow hedges. Including a 1.75% applicable margin, the overall interest rate that the Company will pay on the $75.2 million real estate term loan is fixed at 6.42% per annum.
The automotive subsidiary used the net proceeds from the real estate and capital term loans to finance the acquisition of the Toyota of Richmond dealership and to repay the outstanding balances of the commercial notes maturing 2031 and 2032. The interest rate swap agreements maturing in 2031 and 2032 were also terminated resulting in realized gains of $4.6 million that reduced interest expense during the third quarter of 2023.

On August 17, 2023, Moody’s affirmed the Company’s credit rating and maintained the outlook as Stable. On April 4, 2023, Standard & Poor’s affirmed the Company’s credit rating and maintained the outlook as Stable.
The Company’s current credit ratings are as follows:

	Moody’s	Standard & Poor’s
Long-term	Ba1	BB
Outlook	Stable	Stable
The Company expects to fund its estimated capital needs primarily through existing cash balances and internally generated funds, and, as needed, from borrowings under its revolving credit facility. As of September 30, 2023, the Company had $60.9 million outstanding under the $300 million revolving credit facility. In management’s opinion, the Company will have sufficient financial resources to meet its business requirements in the next 12 months, including working capital requirements, capital expenditures, interest payments, potential acquisitions and strategic investments, dividends and stock repurchases.
In summary, the Company’s cash flows for each period were as follows:

	Nine Months Ended September 30
(In thousands)	2023	2022
Net cash provided by operating activities	$202,526	$203,665
Net cash used in investing activities	(119,431)	(171,645)
Net cash used in financing activities	(69,705)	(8,184)
Effect of currency exchange rate change	(3,184)	(11,824)
Net increase in cash and cash equivalents and restricted cash	$10,206	$12,012
Operating Activities. Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. The Company’s net cash flow provided by operating activities were as follows:

	Nine Months Ended September 30
(In thousands)	2023	2022
Net Income	$156,014	$63,791
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and goodwill and long-lived asset impairments	201,408	102,981
Amortization of lease right-of-use asset	50,181	51,344
Net pension benefit and special separation benefit expense	(73,852)	(136,411)
Other non-cash activities	(86,439)	194,629
Change in operating assets and liabilities	(44,786)	(72,669)
Net Cash Provided by Operating Activities	$202,526	$203,665
Net cash provided by operating activities consists primarily of cash receipts from customers, less disbursements for costs, benefits, income taxes, interest and other expenses.
For the first nine months of 2023 compared to the first nine months of 2022, the small decrease in net cash provided by operating activities is primarily driven by lower net income, after adjusting for non-cash activities, offset by a decrease in customer collections and vendor payments in 2023 compared to 2022 . The change in non-cash activities is largely the result of fluctuations in the share prices of the Company’s investments in marketable equity securities which resulted in a gain in 2023 compared to a loss in 2022.

Investing Activities. The Company’s net cash flow used in investing activities were as follows:

	Nine Months Ended September 30
(In thousands)	2023	2022
Investments in certain businesses, net of cash acquired	$(77,004)	$(130,177)
Purchases of property, plant and equipment	(61,156)	(57,097)
Net proceeds from sales of marketable equity securities	55,817	39,163
Loan to related party	(30,000)	—
Investments in equity affiliates, cost method and other investments	(12,839)	(30,075)
Other	5,751	6,541
Net Cash Used in Investing Activities	$(119,431)	$(171,645)
Acquisitions. During the first nine months of 2023, the Company acquired four business: one in automotive, two small businesses in healthcare and one in other businesses for $82.3 million in cash and contingent consideration and the assumption of floor plan payables. In September 2023, the Company’s automotive subsidiary acquired a Toyota automotive dealership, including the real property for the dealership operations. In addition to a cash payment and the assumption of $2.2 million in floor plan payables, the automotive subsidiary borrowed $37.0 million to finance the acquisition. During the first nine months of 2022, the Company acquired seven businesses: five in healthcare and two in automotive, for $142.8 million in cash and contingent consideration and the assumption of floor plan payables. GHG acquired two small businesses in August 2022, a 100% interest in a multi-state provider of Applied Behavior Analysis clinics in July 2022, and two small businesses in May 2022. In July 2022, the Company’s automotive subsidiary acquired two automotive dealerships, including the real property for the dealership operations. In addition to a cash payment and the assumption of $10.9 million in floor plan payables, the automotive subsidiary borrowed $77.4 million to finance the acquisition.
Capital Expenditures. The amounts reflected in the Company’s Condensed Consolidated Statements of Cash Flows are based on cash payments made during the relevant periods, whereas the Company’s capital expenditures for the first nine months of 2023 of $71.6 million include assets acquired during the period. The Company estimates that its capital expenditures will be in the range of $95 million to $105 million in 2023.
Net proceeds from sale of marketable equity securities. During the first nine months of 2023 and 2022, the Company sold marketable equity securities that generated proceeds of $62.0 million and $74.2 million, respectively. The Company purchased $4.6 million and $35.1 million of marketable equity securities during the first nine months of 2023 and 2022.
Loan to related party. In April 2023, the Company entered into a term note agreement to loan Intersection $30.0 million at an interest rate of 9% per annum. The principal and interest on the note are payable in monthly installments over 5 years with the final payment due by May 2028. The outstanding balance on this loan was $29.3 million as of September 30, 2023.
Investment in equity affiliates. During the first nine months of 2022, GHG invested an additional $18.5 million in two affiliates to fund their acquisition of an interest in a health system in Illinois.
Financing Activities. The Company’s net cash flow used in financing activities were as follows:

	Nine Months Ended September 30
(In thousands)	2023	2022
Issuance of borrowings	$293,387	$77,299
Net payments under revolving credit facility	(140,000)	(11,000)
Repayments of borrowings	(117,792)	(10,564)
Net proceeds from vehicle floor plan payable	52,623	11,688
Common shares repurchased	(132,248)	(54,581)
Dividends paid	(23,534)	(23,122)
Other	(2,141)	2,096
Net Cash Used in Financing Activities	$(69,705)	$(8,184)
Borrowings and Vehicle Floor Plan Payable. In September 2023, the Company’s automotive subsidiary entered into a credit agreement with Truist Bank which includes (i) a $75.2 million real estate term loan, (ii) a $65.0 million capital term loan, (iii) a $50.0 million delayed draw term loan, and (iv) establishment of a revolving floor plan credit facility. The automotive subsidiary used the net proceeds from the real estate and capital term loans to acquire an automotive dealership, including the real property for the dealership operations, and to repay the outstanding balances of the commercial notes maturing in 2031 and 2032. On July 28, 2023, the Company entered into a $150 million term loan and used the proceeds to repay the U.S. dollar borrowings of the $300 million revolving credit facility. In July 2022, the Company’s automotive subsidiary amended its commercial note to, among other things, increase the aggregate loan amount to $71.6 million and entered into three commercial notes in an aggregate amount of $27.2 million. The additional borrowings were used to acquire two automotive dealerships, including the real property for the dealership operations. In the first nine months of 2023 and 2022, the Company made repayments on the $300 million revolving credit facility. In the first nine months of 2023 and 2022, the Company used vehicle floor plan financing to fund the purchase of new, used and service loaner vehicles at its automotive division. The proceeds from the vehicle floor plan payable fluctuates with changes in the amount of vehicle inventory held by the automotive dealerships.
Common Stock Repurchases. During the first nine months of 2023, the Company purchased a total of 224,871 shares of its Class B common stock at a cost of approximately $132.2 million. On May 4, 2023, the Board of Directors authorized the Company to acquire up to 500,000 shares of its Class B common stock. The Company did not announce a ceiling price or time limit for the purchases. At September 30, 2023, the Company had remaining authorization from the Board of Directors to purchase up to 336,666 shares of Class B common stock.
Dividends. The quarterly dividend rate per share was $1.65 and $1.58 for the first nine months of 2023 and 2022, respectively. The Company expects to pay a dividend of $6.60 per share in 2023.
Other. During the first nine months of 2023 and 2022, the Company paid $3.8 million and $4.7 million, respectively, related to deferred payments from prior acquisitions. During the first nine months of 2023 and 2022, the Company increased the borrowings under its cash overdraft facilities by $3.8 million and $4.4 million, respectively.
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
Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and the Company’s Chief Financial Officer (principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of September 30, 2023. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the quarter ended September 30, 2023, the Company purchased shares of its Class B Common Stock as set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan*	Maximum Number of Shares that May Yet Be Purchased Under the Plan*
July 1 - 31	40,129	$576.96	40,129	404,586
August 1 - 31	37,295	590.36	37,295	367,291
September 1 - 30	30,625	587.60	30,625	336,666
	108,049	$584.60	108,049
*On May 4, 2023, the Company’s Board of Directors authorized the Company to purchase, on the open market or otherwise, up to 500,000 shares of its Class B Common Stock. This authorization includes shares that remained under the previous authorization. There is no expiration date for this authorization. All purchases made during the quarter ended September 30, 2023 were open market transactions and some of these shares were purchased under a 10b5-1 plan.

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

4.4
Third Supplemental Indenture, dated as of August 15, 2023, among Graham Digital Holding Company LLC, a Delaware limited liability company, a subsidiary of Graham Holdings Company, a Delaware corporation, and The Bank of New York Mellon Trust Company, N.A., as trustee.

10.1
First Amendment to Second Amended and Restated Five Year Credit Agreement, dated as of July 28, 2023, among the Company, Kaplan U.K. Limited, and the foreign borrowers from time to time party thereto, and certain of its domestic subsidiaries as guarantors, the several lenders from time to time party thereto, Wells Fargo Bank, National Association, as Administrative Agent and JPMorgan Chase Bank, N.A., as Syndication Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023).

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

GRAHAM HOLDINGS COMPANY
(Registrant)

Date: November 1, 2023	/s/ Timothy J. O’Shaughnessy
Timothy J. O’Shaughnessy, President & Chief Executive Officer (Principal Executive Officer)

Date: November 1, 2023	/s/ Wallace R. Cooney
Wallace R. Cooney, Chief Financial Officer (Principal Financial Officer)