Form 10-K
period 2023-12-31
Graham Holdings Co
filed 2024-02-23
CIK 104889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
Aggregate market value of the registrant’s common equity held by non-affiliates on June 30, 2023, based on the closing price for the Company’s Class B Common Stock on the New York Stock Exchange on such date: approximately $2,000,000,000.
Shares of common stock outstanding at February 16, 2024:
Class A Common Stock –  964,001 shares
Class B Common Stock –  3,498,459 shares
Documents partially incorporated by reference:
Definitive Proxy Statement for the registrant’s 2024 Annual Meeting of Stockholders
(incorporated in Part III to the extent provided in Items 10, 11, 12, 13 and 14 hereof).

GRAHAM HOLDINGS COMPANY 2023 FORM 10-K

PART I
Item 1. Business.
Graham Holdings Company (the Company) is a diversified holding company whose operations include educational services, television broadcasting, manufacturing, healthcare, automotive dealerships and other businesses. Through Kaplan, Inc. (Kaplan), the Company provides a wide variety of educational services to students, schools, colleges, universities and businesses, both domestically and outside the United States (U.S.), including academic preparation programs for international students, English-language programs, operations support services for pre-college, certificate, undergraduate and graduate programs, exam preparation for high school and graduate students and for professional certifications and licensures, career and academic advisement services to businesses, and operates a United Kingdom (U.K.) sixth-form college that prepares students for A-level examinations. The Company’s television broadcasting segment owns and operates seven television broadcast stations and provides social media management tools designed to connect newsrooms with their users. The Company’s manufacturing companies comprise the ownership of a supplier of pressure-treated wood, a manufacturer of electrical solutions, a manufacturer of lifting solutions, and a supplier of parts used in electric utilities and industrial systems. The Company’s healthcare segment provides home health, hospice and palliative services, in-home specialty pharmacy infusion therapies, applied behavior analysis therapy, physician services for allergy, asthma and immunology patients, in-home aesthetics, and healthcare software-as-a-service technology. The Company’s automotive business comprises eight dealerships and valet repair services. The Company’s other businesses include an online art gallery and in-person art fair business; an online commerce platform featuring original art and designs on an array of consumer products; an owner and operator of websites; restaurants; a custom framing company; a marketing solutions provider; a customer data and analytics software company; Slate and Foreign Policy magazines; and a daily local news podcast and newsletter company.
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
The Company’s operations in geographic areas outside the U.S. consist primarily of Kaplan’s non-U.S. operations. During each of the fiscal years 2023, 2022 and 2021, these operations accounted for approximately 21%, 20% and 22%, respectively, of the Company’s consolidated revenues, and the identifiable assets attributable to non-U.S. operations represented approximately 20% and 21% of the Company’s consolidated assets at December 31, 2023 and 2022, respectively.
EDUCATION
Kaplan provides an extensive range of education and related services worldwide for students, universities and businesses. Kaplan products and services reach learners directly or through Kaplan’s many relationships. These relationships include approximately 15,000 companies and approximately 3,300 universities, colleges, schools and school districts, which, along with individual students and professionals, pay for Kaplan’s products and services. In 2023, Kaplan was the provider for the educational needs of approximately 1.2 million students and professionals worldwide who engaged with Kaplan services and materials in-person, online, through their schools (K-12, college, or university) or through their employer education or coaching programs. In 2023, Kaplan’s reach also included sales of 1.8 million units of book/study aid products to individuals, businesses, schools, colleges and universities.
Kaplan conducts its business through two operating segments: Kaplan International (KI), and Kaplan North America (KNA). KNA conducts business through two operating segments, Higher Education and Supplemental Education. In addition, the results of the Kaplan Corporate segment consist of results of Kaplan’s investment activities in education technology companies.
Kaplan International
KI operates businesses in Europe and the Middle East, North America and the Asia Pacific region, each of which is discussed below.
Europe and the Middle East. In Europe, KI operates the following businesses, all of which are based in the U.K. and Ireland: Kaplan UK, KI Pathways, Kaplan Languages Group, Mander Portman Woodward, Dublin Business School, Kaplan Open Learning and BridgeU. In the Middle East, Kaplan Professional Middle East is based in the United Arab Emirates.
The Kaplan UK business in Europe, through Kaplan Financial Limited, is a provider of apprenticeship training and test preparation services for accounting and financial services professionals, including those studying for ACCA, CIMA and ICAEW qualifications. Headquartered in London, England, Kaplan UK has 14 training centers located throughout the U.K. In 2023, Kaplan UK provided courses to over 48,000 students in accountancy and financial services. In 2018, the Solicitors Regulation Authority (SRA) awarded Kaplan UK the contract to become the sole authorized assessment provider for the Solicitors Qualifying Examination (SQE) for all candidates seeking to become a solicitor in England and Wales. The first SQE assessments took place in 2021. The former Qualified Lawyers Transfer Scheme (QLTS) exam for candidates seeking to become solicitors of England and Wales who are already qualified lawyers in certain recognized jurisdictions has now been discontinued as all candidates are required to take the SQE.
The KI Pathways business offers academic preparation programs designed for international students who wish to study for degrees at universities in English-speaking countries. KI Pathways also recruits international students for enrollment in certain U.S., U.K. and Canadian university partner programs. In 2023, university preparation programs were delivered in Australia, Japan, Singapore, the U.K. and the U.S.
The Kaplan Languages Group business provides English-language training, academic preparation programs and test preparation for English proficiency exams, principally for students wishing to study and travel in English-speaking countries. As of December 31, 2023, the Kaplan Languages Group operated 20 English-language schools, with 13 located in the U.K., Ireland and Canada and seven located in the U.S. In 2023, the Kaplan Languages Group served approximately 28,000 students for in-class and online English-language instruction. Through the Alpadia language schools located in France, Germany and Switzerland, Kaplan Languages Group also offers French and German language training to adolescents (from 16+) and adults. Alpadia also operates language camps for juniors (from 8+) and teens during the fall, spring and summer seasons in the U.K., France, Germany and Switzerland. As of December 31, 2023, the Alpadia language schools served approximately 8,200 students.
Mander Portman Woodward (MPW) is a U.K. independent sixth-form college that prepares domestic and international students for the A-level examinations that U.K. universities require for admission. MPW comprises three fifth- and sixth-form colleges in London, Cambridge and Birmingham.
KI also operates Dublin Business School in Ireland, a higher education institution, and Kaplan Open Learning in the U.K., an online learning institution working in partnership with the University of Essex and the University of Liverpool. At the end of 2023, these institutions enrolled an aggregate of approximately 11,500 students.
In 2023, Kaplan Professional Middle East, a financial training business operating in the United Arab Emirates and Saudi Arabia, taught approximately 4,700 students.
U.K. Immigration Regulations. Certain KI businesses serve a significant number of international students; therefore, it is critical that these businesses are able to sponsor international students to come to the U.K. The United Kingdom Visas and Immigration Department (UKVI) administers certain regulations pursuant to which the KI Pathways business is required to hold or operate sponsorship licenses. KI Pathways is required to hold Student Route licenses for international students aged 16 and above who enter the U.K. on a Student Route Visa to enroll in the courses KI Pathways delivers.
Each Student Route license holder is required to hold Educational Oversight accreditation, which requires a current and satisfactory full risk assessment, audit or review by the appropriate governing academic standards body. Student Route license holders are also required to pass the annual Basic Compliance Assessment (BCA). For the twelfth consecutive year, all KI institutions have retained Educational Oversight accreditation, with high grades across colleges, and all Student Route annual BCA renewals have been approved with high scores in the core measurable requirements. Students at English language schools generally choose to enter the U.K. on a Visitor or Short Term Student visa. The MPW schools each hold current Student Route and Child Student Route (applicable to students aged 4-17) licenses and have performed well consistently, with good records in their inspections by their applicable oversight bodies.
The Higher Education and Research Act 2017 created a new regulator for higher education in England, the Office for Students (OfS). All of KI’s higher education businesses in the U.K., excluding Glasgow International College and University of York International Pathway College, retained registration with the OfS in 2023 to ensure that they could continue operating and retain their Student Route sponsor licenses and/or continue to accept students funded by U.K. student loans. Glasgow International College, located in Scotland, is not regulated by the OfS and remains overseen by the Quality Assurance Agency for Higher Education (QAA). The University of York International Pathway College forms part of the University of York’s OfS registration. No assurance can be given that each KI business in the U.K. will be able to maintain its Student Route or Child Student route license and Educational Oversight or OfS/QAA registration. Maintenance of each of these approvals requires compliance with several core metrics that may be difficult to sustain. The loss by one or more institutions of the Student Route or Child Student route license, Educational Oversight accreditation or OfS/QAA registration would have a material adverse effect on KI Europe’s operating results.
Asia Pacific. In the Asia Pacific region, Kaplan operates businesses primarily in Singapore, Australia, New Zealand and the People’s Republic of China, including the Hong Kong Special Administrative Region (Hong Kong).

Singapore. In Singapore, Kaplan operates two businesses: Kaplan Higher Education and Kaplan Financial (which comprises the former Kaplan Higher Education Academy (KHEA)-Genesis business unit). During 2023, the Kaplan Higher Education and Kaplan Financial divisions served more than 6,900 students from Singapore and approximately 3,100 students from other countries throughout Asia and Western Europe. Kaplan Financial provided short courses to approximately 600 professionals, managers, executives and businesspeople in 2023.
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
In June 2021, the Committee for Private Education (CPE) instructed Kaplan Singapore to cease new enrollments in a number of diploma programs. In 2022, Kaplan Singapore successfully applied for re-registration of certain diploma and additional full-time and part-time programs. In May 2022, CPE also renewed Kaplan Singapore’s registration as a private education institution for a four-year period expiring in 2026. In 2023, Kaplan Singapore successfully renewed the certification required for private education institutions to enroll international students and offer certain programs.
Australia. In Australia, Kaplan delivers a broad range of financial services programs from certificate level through master’s level, professional development offerings through Kaplan Professional, and higher education programs in business, accounting, business analytics, hospitality, and information technology through Kaplan Business School. In 2023, these businesses provided courses to approximately 9,700 students through face-to-face and online programs. Kaplan Professionals offered programs to approximately 26,000 students through online or distance-learning programs. In 2023, Kaplan Professional also had approximately 38,000 subscribers for Ontrack, its continuing professional development platform for financial services professionals.
The Kaplan Australia Pathways business is also part of KI Pathways. In 2023, it consisted of Murdoch College, the University of Newcastle College of International Education and the University of Adelaide College, and offered face-to-face pathways and foundational education to approximately 1,600 students wishing to enter associated universities. New programs were launched during 2023 at the University of Newcastle College of International Education. Murdoch College commenced English foundation studies and Murdoch University preparation courses in February 2023, and diploma programs in business and IT were approved by Australia’s national regulator, Tertiary Education Quality and Standards Agency (TEQSA), and will begin in early 2024. Offering other planned programs is dependent on regulatory approval. Kaplan Australia ceased to offer any standalone English language courses in 2023 as planned.
Kaplan International New Zealand operates a pathways college in Aukland in partnership with Massey University, known as Massey University College. Kaplan Australia also owns Red Marker Pty Ltd., a machine learning and artificial intelligence-based provider of legal risk detection for digital, advertising and marketing content. Red Marker supports a wide variety of industries, including financial services, telecoms, automotive, pharmaceutical, food and beverage, media and government bodies. Red Marker’s Artemis product detects potentially noncompliant content as it is being created, helping advisers and licensees identify and remediate compliance risks.
Hong Kong. In Hong Kong, Kaplan operates three main business units: Kaplan Financial, Kaplan Language Training and Kaplan Higher Education, serving approximately 6,500 students annually.
Kaplan Hong Kong’s Financial division delivers preparatory courses to approximately 5,650 students and business executives wishing to earn professional qualifications in accountancy, financial markets designations and other professional fields.
Kaplan Hong Kong’s Language Training division offers test preparation for both overseas study and college applications, including TOEFL, IELTS, SAT and GMAT, to approximately 160 students.
Kaplan Hong Kong’s Higher Education division offers both part-time and full-time programs to local students in Hong Kong and international students from Europe; providing students with the opportunity to earn diplomas, bachelor’s and postgraduate degrees in various fields from affiliated educational institutions in Australia, the U.K. and Germany.
In 2014, Kaplan Holdings Limited (Hong Kong) signed a joint venture agreement with CITIC Press Corporation. Under the terms of the agreement, the parties incorporated a joint venture company, Kaplan CITIC Education Co. Limited, 49% of which is owned by Kaplan Holdings Limited. The joint venture company is carrying out the publishing and distribution of Kaplan Financial training products in the People’s Republic of China.

Each of Kaplan’s international businesses is subject to unique and often complex regulatory environments in the countries in which they operate, and the degree of consistency in the application and interpretation of such regulations can vary significantly in certain jurisdictions.
Kaplan North America
KNA is comprised of two segments, Kaplan North America Higher Education and Kaplan North America Supplemental Education.
Through its Higher Education and Supplemental Education units, KNA provides operations support services to institutions of higher education for online courses and programs as well as directly providing courses, programs and training to pre-college, certificate, undergraduate and graduate students, and professionals. These include professional training and exam preparation for professional certifications and licensures both direct to students and professionals and through agreements with institutions and corporate partner employees, online pre-college summer programs in partnership with traditional universities, and pre-college and graduate entrance exam test preparation services. KNA’s non-academic operations support services for online pre-college, certificate, undergraduate and graduate programs are provided to institutions including Purdue University, Purdue University Global, Creighton University, Wake Forest University and Lynn University.
Kaplan North America Higher Education
Transition and Support Operations for Purdue University Global. KNA provides operations support functions to Purdue University Global (Purdue Global) which operates largely online as an Indiana public university affiliated with Purdue University. The operations support activities that KNA provides to Purdue Global (and other institutions of higher education, including Purdue University) include technology support, helpdesk functions, human resources support for transferred faculty and employees, admissions support, financial aid processing, back-office business functions, certain test preparation and other non-academic functions.
The support functions provided to Purdue Global are provided under a Transition and Operations Support Agreement (TOSA), which was entered into in March 2018 at the time Kaplan transferred the institutional assets and academic operations of Kaplan University (its postsecondary education operations) to Purdue Global. The TOSA was amended in July 2019. Pursuant to the TOSA, KNA is not entitled to receive any reimbursement of costs incurred in providing support functions, or any fee, unless and until Purdue Global has first covered all of its academic costs (subject to a cap). If Purdue Global achieves cost efficiencies in its operations, Purdue Global may be entitled to an additional payment equal to 20% of such cost efficiencies (Purdue Efficiency Payment). In addition, during each of Purdue Global’s first five years until 2023, prior to any payment to KNA, Purdue Global was entitled to a priority payment of $10 million per year beyond costs (Purdue Priority Payment). Upon closing of the transaction, Kaplan paid to Purdue Global an advance in the amount of $20 million, representing, and in lieu of, a Purdue Priority Payment for each of the fiscal years ending June 30, 2019, and June 30, 2020. Kaplan is entitled to reimbursement of this advance, subject to available cash or upon termination of the TOSA.
To the extent that there is sufficient revenue, Purdue Global is reimbursed for its academic costs (subject to a cap) and is paid any Purdue Efficiency Payment and Purdue Priority Payment, if due. To the extent that there is remaining revenue, KNA is then reimbursed for its operating costs (subject to a cap) of providing the support functions. If KNA achieves cost efficiencies in its operations, then KNA may be entitled to an additional payment equal to 20% of such cost efficiencies (KNA Efficiency Payment). The TOSA, as amended, reflects the parties’ intent that, subject to available cash (calculated as cash balance minus cash deficiencies, if any, projected for the next six-month period based on applicable budget), KNA is entitled to receive a payment equal to 12.5% (increased to 13% beginning on June 30, 2023 and through June 30, 2027) of Purdue Global’s revenue, which served as the deferred purchase price for the transfer of Kaplan University to Purdue Global (Deferred Purchase Price). Separately, KNA is entitled to a fee for services provided equal to 8% of KNA’s costs of providing such services to Purdue Global (Contributor Service Fee). KNA’s Contributor Service Fee is deducted from any amounts owed to KNA for the Deferred Purchase Price. Together these payments are known as “Contributor Compensation.” In each case, the Contributor Compensation remains subject to available cash and certain limitations on unpaid amounts carrying over from year to year.
In addition, beginning in 2023, to the extent that there are sufficient revenues after payment of the KNA Efficiency Payment (if any), Purdue Global is entitled to an annual payment equal to 10% of the remaining revenue after the KNA Efficiency Payment (if any) is paid, subject to certain other adjustments.
The TOSA has a 30-year initial term, which will automatically renew for five-year periods unless terminated. After the sixth year, Purdue Global has the right to terminate the agreement upon payment of an early termination fee equal to 125% of Purdue Global’s total revenue earned during the preceding 12-month period, which payment would be made pursuant to a 10-year note, and at the election of Purdue Global, for no additional consideration, it may receive certain tangible assets used exclusively by KNA to provide the support functions pursuant to the TOSA. At the end of the 30-year term, if Purdue Global does not renew the TOSA, Purdue Global will be obligated to make a final payment of 75% of its total revenue earned during the preceding 12-month period, which payment will be made pursuant to a 10-year note, and, at the election of Purdue Global, for no additional consideration, it may receive certain assets used exclusively by KNA to provide the support activities pursuant to the TOSA. Either party may terminate the TOSA at any time if Purdue Global generates (i) $25 million in cash operating losses for three consecutive years or (ii) aggregate cash operating losses greater than $75 million at any point during the initial term. Operating loss is defined as the amount by which the sum of (1) Purdue Global’s and KNA’s respective costs in performing academic and support functions and (2) the $10 million Purdue Priority Payment in each of the first five years following March 22, 2018, exceeds the revenue Purdue Global generates for the applicable fiscal year. Upon termination for any reason, Purdue Global will retain the assets that Kaplan contributed pursuant to the TOSA. Each party also has certain termination rights in connection with a material default or material breach of the TOSA by the other party. Short of termination, Purdue Global has the right to take over from Kaplan (in-source) the provision of certain back-office support functions at any time with nine months’ notice. Those functions include technology support, human resources, facility and property management, finance and accounting, communications, and default management. In 2022, Purdue Global began working with KNA to provide, pursuant to the TOSA, certain human resources, finance and accounting, facility management, and communications services in-house.
Postsecondary Online Managed Services. In addition to services provided to Purdue Global through the TOSA, KNA provides specific non-academic managed services to university online programs at institutions including Wake Forest, Creighton University, Lynn University and Purdue University. These services include analytics, technology support, marketing, student advising and admissions support, and curriculum development support. Kaplan receives payment from university clients for these services, which may be based in part on the revenue of the programs Kaplan supports.
Pre-college Programs. KNA’s Prelum provides online pre-college programs for high school students to explore careers and courses in partnership with leading postsecondary institutions. The programs also enable KNA’s university partners to build a relationship with prospective students and to introduce them to their academic offerings, unique educational approach and culture. KNA’s Prelum programs have served thousands of students all over the world and in all 50 states, and include more than 50 programs in partnership with eight university partners including Wake Forest, Rice University, Columbia University Business School, Georgetown University, and Parsons Paris.
Higher Education Regulatory Environment. KNA no longer owns or operates Kaplan University or any other institution participating in student financial aid programs created under Title IV of the U.S. Federal Higher Education Act of 1965 (Higher Education Act), as amended (Title IV). KNA provides services to Purdue Global, Purdue University, Wake Forest University, Lynn University, Creighton University, and other Title IV participating institutions that may require KNA to comply with certain laws and regulations, including applicable statutory provisions of Title IV. Currently, KNA also provides financial aid services to Purdue Global (but no other institution). Due to the provision of these services to Purdue Global, pursuant to current U.S. Department of Education (ED) guidance, KNA meets the definition of a “Third-Party Servicer” contained in the Title IV regulations. As a Third-Party Servicer, KNA is subject to applicable statutory provisions of Title IV and ED regulations that, among other things, require KNA to be jointly and severally liable with Purdue Global to the ED for any violation by KNA or Purdue Global of any Title IV statute or ED regulation or requirement. Changes to the ED’s guidance on Third-Party Servicers including a change to the definition of what entity or services fall within the scope of the Third-Party Servicer regulations could cause KNA to be considered a Third-Party Servicer for other university clients. KNA is also subject to other federal and state laws, including, but not limited to, federal and state consumer protection laws and rules prohibiting unfair or deceptive marketing practices, data privacy, data protection and information security requirements established by federal state and foreign governments, including, for example, the Federal Trade Commission and the applicable provisions of the Family Educational Rights and Privacy Act regarding the privacy of student records. KNA’s failure to comply with these and other federal and state laws and regulations could result in adverse consequences to KNA’s business, including, for example:
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

•Liability under the TOSA or any other agreement with any Title IV participating institution for noncompliance with federal, state or accreditation requirements arising from KNA’s conduct; and
•Liability for noncompliance with Title IV or other federal or state laws and regulations occurring prior to the transfer of Kaplan University to Purdue.
The laws, regulations and other requirements applicable to KNA or any KNA client institutions are subject to change and to interpretation. For example, borrower defense to repayment regulations that allow students to discharge certain federal loans and provide a process for the ED to recover the discharged amounts from the students’ school, and closed school loan discharges may create liability for Kaplan as a past owner of Title IV eligible institutions. The ED also finalized changes to the borrower defense regulations which expand the types of claims that can be made by students, reinstating the ability of the ED to consider claims as a group, removing limitation periods on claims, and changing the process for seeking recoupment from institutions. In addition, as part of a Negotiated Rulemaking, new rules and changes to existing rules were finalized by the ED in the fourth quarter of 2022 and became effective on July 1, 2023. Included in these new rules is a change to the Title IV definition of “nonprofit” institution to generally exclude from that definition any institution that is an obligor on a debt owed to a former owner of the institution or that maintains a revenue-based service agreement with a former owner of the institution. The ED intends to apply this new definition to public institutions as well as private nonprofit institutions. Such regulatory changes including those described above could subject Kaplan or its partner institutions to additional regulatory requirements and liabilities.
Incentive compensation. Under the ED’s incentive compensation rule, an institution participating in Title IV programs may not provide any commission, bonus or other incentive payment to any person or entity engaged in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV funds if such payment is based directly or indirectly on success in securing enrollments or financial aid. KNA is a third party providing bundled services to Title IV participating institutions that include recruiting and, in the case of Purdue Global, financial aid services. As such, KNA is also subject to the incentive compensation rules as applied to the institutions it serves and cannot provide any commission, bonus or other incentive payment to any covered employees, subcontractors or other party engaged in certain student recruiting, admission or financial aid activities based on success in securing enrollments or financial aid. In addition, tuition revenue-sharing payments to KNA under the TOSA (as well as any other agreement with any Title IV participating institution) must comply with the ED’s revenue sharing guidance related to bundled services agreements. For more information, see Item 1A. Risk Factors. Failure to Comply with the ED’s Title IV Incentive Compensation Rule Could Subject Kaplan to Liabilities, Sanctions and Fines.
Misrepresentations. A Title IV participating institution is required to comply with the ED regulations related to misrepresentations and with related federal and state laws. These laws and regulations are broad in scope and may extend to statements by servicers, such as KNA, that provide marketing or certain other services to such institutions. The laws and regulations may also apply to KNA’s employees and agents with respect to statements addressing the nature of an institution’s programs, financial charges or the employability of its graduates. Additionally, failure to comply with these and other federal and state laws and regulations regarding misrepresentations and marketing practices could result in the imposition on KNA or its client institutions of fines, other sanctions or liabilities, including, without limitation, federal student aid repayment obligations to the ED, the termination or limitation on KNA’s eligibility to provide services as a third-party servicer to Title IV participating institutions, the termination or limitation of a client institution’s eligibility to participate in the Title IV programs, or legal action by students or other third parties. A violation of misrepresentation regulations or other federal or state laws and regulations applicable to the services KNA provides to its client institutions arising out of statements by KNA, its employees or agents could require KNA to pay the costs associated with indemnifying its client institutions from losses resulting from the violation and could result in fines, other sanctions or liabilities imposed on KNA.
Compliance by client institutions with Title IV program requirements and other federal, state and accreditation requirements. KNA currently provides services to education institutions that are subject to federal and state laws and regulations and extensive accrediting body requirements. A material portion of KNA’s revenues is attributable to deferred purchase price and service fees it receives under the TOSA with Purdue Global, which are dependent upon revenues generated by Purdue Global and dependent upon Purdue Global’s eligibility to participate in the Title IV federal student aid program. To maintain Title IV eligibility, Purdue Global and KNA’s other client institutions must be certified by the ED as eligible institutions, maintain authorizations by applicable state education agencies and be accredited by an accrediting commission recognized by the ED. Purdue Global and KNA’s other client institutions must also comply with the extensive statutory and regulatory requirements of the Higher Education Act and other state and federal laws and accrediting standards relating to their financial aid management, educational programs, financial strength, disbursement and return of Title IV funds, facilities, recruiting practices, representations made by the school and other parties, and various other matters. Additionally, Purdue Global and other client institutions are subject to laws and regulations that, among other things, limit student default rates on the repayment of Title IV loans, permit borrower defenses to repayment of Title IV loans based on certain conduct of the institution, establish specific measures of financial responsibility and administrative capability, regulate the addition of new campuses and programs and other institutional changes; require compliance with state professional licensure board requirements to the extent applicable to institutional programs and require state authorization and institutional and programmatic accreditation. If the ED finds that Purdue Global or other client institutions have failed to comply with Title IV requirements or improperly disbursed or retained Title IV program funds, it may take one or more of a number of actions, including, but not limited to:
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
If Purdue Global or other client institutions lose or have limits placed on their Title IV eligibility, accreditation or state licensure, or if they are subject to fines, repayment obligations or other adverse actions due to their or KNA’s noncompliance with Title IV regulations, accreditor or state agency requirements or other state or federal laws, KNA’s financial results of operations could be adversely affected. After acquiring Kaplan University, on August 3, 2018, Purdue Global received an updated Provisional Program Participation Agreement (PPPA) from the ED which is necessary for continued participation in the federal Title IV programs after the change in ownership from Kaplan to Purdue. The PPPA expired on June 30, 2021, but continued in effect until extended, replaced by a final approved Program Participation Agreement, or specifically terminated. On October 15, 2021, Purdue Global received from the ED a new PPPA granting provisional certification until June 30, 2022. This PPPA was again extended month to month until August 18, 2022, when the ED granted a new provisional certification until June 30, 2024. Under this most recent PPPA, Purdue Global must apply for and receive approval for expansion or any substantial change before it may award, disburse or distribute Title IV funds based on the substantial change. Substantial changes generally include, but are not limited to: (a) the establishment of an additional location; (b) an increase in the level of academic offering beyond those listed in the institution’s Eligibility and Certification Approval Report; (c) the addition of any educational program (including degree, non-degree or short-term training programs), or (d) the addition of any new degree program. In addition, the institution must pay any liabilities found in a currently open program review prior to the expiration of the PPPA. Purdue Global must also inform the ED on a quarterly basis of any governmental investigations involving the university and provide the ED with a summary of any student complaints. The provisional certification ends upon the ED’s notification to the institution of the ED’s decision to grant or deny a six-year certification to participate in the Title IV, Higher Education Act programs.
Compliance, regulatory actions, reviews and litigation. KNA and its client institutions are subject to reviews, audits, investigations and other compliance reviews conducted by various regulatory agencies and auditors, including, among others, the ED, the ED’s Office of the Inspector General, accrediting bodies and state and various other federal agencies. These compliance reviews could result in findings of noncompliance with statutory and regulatory requirements that could, in turn, result in the imposition of fines, liabilities, civil or criminal penalties or other sanctions against KNA and its client institutions. Separately, if KNA provides financial aid services to more than one Title IV participating institution (i.e., one or more participating institutions in addition to Purdue Global), or if the ED expands the current interpretation of the definition of Third-Party Servicer to include services in addition to providing financial aid services, KNA will be required to arrange for an independent auditor to conduct an annual Title IV compliance audit of KNA’s compliance with applicable ED requirements. KNA’s client institutions are also required to arrange for an independent auditor to conduct an annual Title IV compliance audit of their compliance with applicable ED requirements, including requirements related to services provided by KNA.
In May 2021, Kaplan received notice from the ED that it would be conducting a fact-finding process pursuant to the borrower defense to repayment (BDTR) regulations to determine the validity of BDTR claims and a request for documents related to several of Kaplan’s previously owned schools. In 2021, Kaplan received borrower defense applications from the ED seeking discharge of approximately $35 million in loans, excluding interest, from former Kaplan University students. It is not clear to what extent the ED will exclude claims based on the underlying statutes of limitations, evidence provided by Kaplan, prior settlements with these students relieving their debt outside of the BDTR process, or any prior investigation related to schools attended by the student applicants. The ED’s process for adjudicating these claims is subject to the borrower defense regulations including those finalized in 2022 and effective July 1, 2023. Compared to the previous rule, the new rule in part, expands actions that can give rise to claims for discharge; provides that the borrower’s claim will be presumed true if the institution does not provide any responsive evidence; provides an easier process for group claims; and relies on current program review penalty hearing processes for discharge recoupment. Under the rule, the recoupment process applies only to loans first disbursed after July 1, 2023; however, the discharge process and standards apply to any pending application regardless of the loan date.
Kaplan believes it has substantive as well as procedural defenses to the borrower defense claims that would bar any student discharge or school liability including that the claims are barred by the applicable statute of limitations, are unproven, incomplete and fail to meet regulatory filing requirements. Kaplan expects to vigorously defend any attempt by the ED to hold Kaplan liable for any ultimate student discharges. Kaplan responded to the initial set of claims in 2021 with documentary and narrative evidence to refute the allegations, demonstrate their lack of merit, and support the denial of all such claims by the ED. Kaplan intends to similarly respond to any new claims that apply to Kaplan University or prior Kaplan-owned schools. If the claims are successful, the ED may seek reimbursement for the amount discharged from Kaplan. If the ED initiates a reimbursement action against Kaplan following approval of former students’ BDTR applications, Kaplan may be subject to significant liability.
As part of the Sweet v. Cardona settlement described below, the ED agreed to review any borrower defense applications submitted between June 23, 2022, and November 15, 2022 on an expedited basis. In January 2024, Kaplan was informed that the ED received applications during this time period regarding former Kaplan University and Purdue Global students and Kaplan has begun to receive them. Unknown at this time is the total discharge amount sought or how much of that amount would apply to Kaplan University students. The Sweet v. Cardona settlement requires the ED to adjudicate applications received during the designated time period pursuant to the requirements of the 2016 Borrower Defense Regulation. To the extent these applications apply to Kaplan University, Kaplan anticipates that it will have defenses similar to those described above. As noted, if the claims are successful, the ED may seek reimbursement for the amount discharged from Kaplan. If the ED initiates a reimbursement action against Kaplan following approval of additional former students’ borrower defense to repayment applications, Kaplan may be subject to significant liability.
In November 2022 the Northern District of California approved the settlement agreement in the lawsuit Sweet v. Cardona. The Plaintiffs in that lawsuit claimed that the ED failed to properly consider and decide pending BDTR claims. As part of the settlement, the ED agreed to discharge loans of borrowers who attended 150 specific schools, including all schools formerly owned by Kaplan, and who had BDTR claims pending as of the June 22, 2022 settlement execution date. This discharge will likely cover each of the first set of applications the ED sent to Kaplan and to which Kaplan previously responded. The ED and the Court made clear that these discharges as part of a settlement are not determinations that the pending BDTR claims are valid and the fact of the settlement discharge cannot be used as evidence of any determination of wrongdoing by the institutions. However, despite the fact that the loans are discharged per the settlement, the ED may still attempt to separately adjudicate the associated BDTR claims and follow the regulatory process for seeking recoupment from the institutions for such claims. As noted above, this settlement likely also applies to the resolution, future adjudication, and possible discharge of the newly noticed claims. As also noted, the ED could attempt to recoup from Kaplan some or all of any discharged amount for the newly noticed claims.
In addition, Kaplan could be the subject of future compliance reviews or lawsuits related to formerly owned Kaplan University and Kaplan Higher Education (KHE) schools in connection with the pre-sale conduct of such schools that could result in monetary liabilities or fines or other sanctions against Kaplan.
Kaplan North America Supplemental Education
KNA’s Supplemental Education includes exam preparation, professional licensure and certification, corporate training and continuing education. KNA offers a wide array of programs and services across various markets focusing on lifetime value creation and professional lifecycles. These markets are discussed below.
In 2023, KNA served over 943,000 students through its exam preparation, professional licensure and certification, and corporate training and continuing education programs and related products (such as tutoring, online question banks and online practice tests), excluding sales of test prep books by third-party retailers. Virtually all KNA exam preparation programs are offered online, typically in a live online classroom or a self-study format, although some programs are offered in person. Private tutoring services are provided online. In 2023, KNA served approximately 3,200 business-to-business clients, including approximately 158 Fortune 500 companies.
Pre-college and Social Sciences. KNA provides exam preparation for high school and graduate students under the Kaplan Test Prep, Manhattan Prep and Barron’s Educational Series brands for a broad range of standardized, high-stakes tests, including the SAT, ACT, GMAT and GRE. KNA also provides admissions consulting, tutoring and other advisory services.

Healthcare. KNA provides exam preparation for the medical college admissions test (MCAT) and professional licensure exam preparation for physicians (USMLE), nurses (NCLEX), pharmacists (NAPLEX), dentists (NBDE) and physician assistants (PANCE). Under the brand i-Human Patients, KNA offers online, simulated patient interaction training for medical health professionals, which is typically purchased by medical, nursing and physician assistant schools. KNA’s USMLE in-person programs are accredited and the Student and Exchange Visitor Program (SEVP) is approved for F-1 students and operates under the Kaplan Medical Prep brand. Under the brand, Projects in Knowledge, KNA offers continuing medical education for physicians, nurses and pharmacists which is accredited by Joint Accreditation for Interprofessional Continuing Education.
Legal and Government. KNA offers exam preparation for the law school admissions test (LSAT) and state bar licensure exam preparation for lawyers in 50 jurisdictions through Kaplan Bar Review and Preliminary Multistate Bar Review (PMBR). For the military, KNA offers the Armed Services Vocational Aptitude Battery (ASVAB) that measures developed abilities and helps predict future academic and occupational success in the military and offers practice test questions for Navy advancement exams on a subscription basis through the brand, Bluejacketeer.
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
Publishing. Kaplan Publishing focuses on Kaplan Test Prep, Barron’s, and Manhattan Prep test preparation and reference resources sold through retail channels. At the end of 2023, Kaplan Publishing had 1,100 products available in print and digital formats, including 305 digital products.
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

Station, Location and Year Commercial Operation Commenced	National Market Ranking (a)	Primary Network Affiliation	Expiration Date of FCC License	Expiration Date of Network Agreement	Total Commercial Stations in DMA (b)
KPRC, Houston, TX, 1949	6th	NBC	Aug. 1, 2030	Dec. 31, 2025	14
WDIV, Detroit, MI, 1947	14th	NBC	Oct. 1, 2029	Dec. 31, 2025	8
WKMG, Orlando, FL, 1954	16th	CBS	Feb. 1, 2029	June 30, 2026	13
KSAT, San Antonio, TX, 1957	31st	ABC	Aug. 1, 2030	March 31, 2026	12
WJXT, Jacksonville, FL, 1947	41st	None	Feb. 1, 2029	—	8
WCWJ, Jacksonville, FL, 1966	41st	CW	Feb. 1, 2029	Aug. 31, 2025	8
WSLS, Roanoke, VA, 1952	70th	NBC	Oct. 1, 2028	Dec. 31, 2025	7
 _________________________________________________________________________________
(a) Source: 2023/2024 Local Television Market Universe Estimates, the Nielsen Company, November 2023 and effective January 1, 2024, based on television homes in DMA (see note (b) below).
(b) Full-power commercial TV stations, Designated Market Area (DMA) is a market designation of the Nielsen Company that defines each television market exclusive of another, based on measured viewing patterns.
Revenue from broadcasting operations is derived primarily from the sale of advertising to local, regional and national advertisers. In 2023, advertising revenue accounted for 55% of the total for GMG’s operations. Advertising revenue is sensitive to a number of factors, some specific to a particular station or market and others more general in nature. These factors include a station’s audience share and market ranking; seasonal fluctuations in demand for airtime; annual or biannual events, such as sporting events and political elections; and broader economic and other market trends, including alternative advertising platforms, among others.

Regulation of Broadcasting and Related Matters
GMG’s television broadcasting operations are subject to the jurisdiction of the U.S. Federal Communications Commission (FCC) under the U.S. Federal Communications Act of 1934, as amended (the Communications Act). Each GMG television station holds an FCC license that is renewable upon application for an eight-year period. As shown in the table above, the current terms of the GMG station licenses expire between 2028 and 2030. GMG expects the FCC to grant future license renewal applications for its stations in due course, but cannot provide any assurances that the FCC will do so.
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
In November 2017, the FCC voted to adopt rules authorizing broadcast television stations to voluntarily transition to a new technical standard, called Next Generation TV (NextGenTV) or ATSC 3.0. The new standard is designed to allow broadcasters to provide consumers with better sound and picture quality; hyper-localized programming, including news and weather; enhanced emergency alerts; and improved mobile reception. The ATSC 3.0 standard allows for the use of targeted advertising and more efficient use of spectrum by, for example, allowing for more multicast streams to be aired on the same six-megahertz channel. ATSC 3.0 is not backward compatible with existing television equipment, and the FCC’s rules require full-power television stations that transition to the new standard to continue broadcasting a signal in the existing DTV standard (ATSC 1.0) until the FCC phases out the requirement in a future order. A transitioning station’s DTV-formatted content must be substantially similar to the programming aired on its ATSC 3.0 channel until July 17, 2027, to ensure that viewers continue to have access to the same DTV-formatted programming during the transition to the NextGen TV standard. GMG is broadcasting in the ATSC 3.0 standard in Detroit (WDIV-TV), Orlando (WKMG-TV), Houston (KPRC-TV) and Roanoke (WSLS-TV). GMG is preparing to launch an ATSC 3.0 stream in San Antonio (KSAT-TV) to be followed by a launch of ATSC 3.0 in Jacksonville (WJXT-TV and WCWJ-TV). It is too soon to predict precisely how the use of broadcast spectrum for ATSC 3.0 services could impact the broadcast industry.
In recent years, the FCC has authorized the use, by wireless broadband providers and other unlicensed devices of certain bands of spectrum that have historically been used by broadcast stations and satellite operators. Broadcasters have urged the FCC to ensure that broadcast operations are protected against interference from unlicensed devices operating in those bands. In November 2023, GMG timely filed a certification identifying all of its current, active authorizations in the 12.7-13.25 GHz band of spectrum, as required by the FCC as it considers whether to allow unlicensed devices to operate in that band. The extent to which GMG’s broadcast business will be affected by the FCC action allowing unlicensed devices to operate in bands of spectrum used by broadcasters is not yet known.
Carriage of Local Broadcast Signals.  Congress has established, and periodically extended or otherwise modified, various statutory copyright licensing regimes governing the local and distant carriage of broadcast television signals on cable and satellite systems. GMG cannot predict whether or how Congress may maintain or modify these regimes in the future, or what effect such decisions would have on its broadcast operations.
The Communications Act and the FCC rules allow a commercial television broadcast station, under certain circumstances, to insist on mandatory carriage of its signal on cable systems serving the station’s market area (must carry). Alternatively, stations may elect, at three-year intervals, to forgo must-carry rights and allow their signals to be carried by cable systems only pursuant to a “retransmission consent” agreement. Commercial television stations may also elect either mandatory carriage or retransmission consent with respect to the carriage of their signals on direct broadcast satellite (DBS) systems that provide “local-into-local” service (i.e., distribute the signals of local television stations to viewers in the local market area). Stations that elect retransmission consent may negotiate for compensation from cable and DBS systems in exchange for the right to carry their signals. Each of GMG’s television stations has elected retransmission consent for both cable and DBS operators, and each is carried on all of the major cable and DBS systems serving each station’s respective local market pursuant to retransmission consent agreements. Retransmission consent elections must be made every three years. The most recent election deadline was October 1, 2023; all GMG stations elected retransmission consent for both cable and DBS operators.
Recent statutory changes have required the FCC to modify its rules governing retransmission consent negotiations. The Television Viewer Protection Act, enacted on December 20, 2019, made changes to the “good faith” standards for retransmission consent negotiations, calling for the FCC to implement regulations requiring “large station groups” (groups of television broadcast stations that have a national audience reach of more than 20%) to negotiate in good faith with Multichannel Video Programming Distributor (MVPD) “buying groups” (entities that negotiate on behalf of multiple small MVPDs). GMG does not qualify as a “large station group” under the statute and therefore is not subject to this obligation. While GMG does not anticipate that these rules will materially affect its bargaining position in retransmission consent negotiations, if Congress or the FCC were to enact further changes to the retransmission consent rules (such as by requiring small station groups like GMG to negotiate with MVPD buying groups, mandating continued carriage of a station’s signal by an MVPD during a retransmission consent dispute, or otherwise giving MVPDs heightened bargaining power), such changes could have a material effect on retransmission consent revenues.
In 2014, the FCC opened a proceeding to consider whether certain internet-based programming distribution services, called “virtual” MVPDs, should be classified as MVPDs and thus subject to the retransmission consent rules. More than nine years later, the FCC has taken no action in that proceeding. Because the retransmission consent rules at present do not apply to virtual MVPDs such as YouTube TV, Hulu + Live TV, and DIRECTV Stream, the broadcast networks negotiate agreements with virtual MVPDs that are presented to their affiliates as “opt-in” agreements, and local affiliates of the broadcast networks are unable to negotiate directly with virtual MVPDs to reach agreements for the carriage of their signals. Unless the FCC rules that virtual MVPDs should be classified as MVPDs, GMG may be unable to negotiate carriage agreements with these distribution services that include the payment of market-based retransmission fees. The current rules are significant to GMG stations as virtual MVPD subscriber numbers continue to increase.
The FCC has also considered proposals to alter its rules governing network non-duplication and syndicated exclusivity. Nearly ten years ago, in March 2014, the FCC solicited comments on a proposal to eliminate its network non-duplication and syndicated exclusivity rules, which restrict the ability of cable operators, direct broadcast satellite systems and other distributors classified by the FCC as MVPDs to import the signals of out-of-market television stations with duplicate programming during retransmission consent disputes or otherwise. The FCC has not acted on that proposal to date. If Congress or the FCC were to enact further changes to the exclusivity rules, such changes could materially affect the GMG stations’ bargaining position in future retransmission consent negotiations.
Ownership Limits.  The Communications Act and the FCC’s rules limit the number and types of media outlets in which a single person or entity may have an attributable interest. The FCC is required by statute to review its media ownership rules (with the exception of the national television ownership rule, discussed below) every four years to determine whether those rules remain necessary in the public interest as a result of competition. This process is referred to as the quadrennial review. The media ownership rule most relevant to GMG is the local television ownership rule. The rule prohibits one broadcaster from owning (or having an attributable interest in) two full-power television stations licensed to the same Nielsen DMA if both of them are ranked among the top four stations in the market, unless the broadcaster can demonstrate to the FCC that the combination serves the public interest. Ownership of more than two top-four, full-power television stations is generally prohibited.
The Commission initiated the 2018 quadrennial review in December 2018 and completed it via a Report and Order dated December 26, 2023 (Order). The Order largely retains the current local television ownership rule without significant substantive change, with one exception: going forward, the rule generally will prohibit a broadcaster from acquiring a second (or additional) top-four network affiliation and placing it on a station’s multicast stream or on a commonly owned low power television station in the same market. The Order exempts from this restriction ownership of two or more top-four network affiliations resulting from organic growth of a station’s market share or from a network’s choice to move an affiliation between stations in a market. The 2022 quadrennial, which the FCC initiated in December 2022, is pending.
It remains to be seen whether and how the FCC order resolving the 2018 quadrennial review might affect the FCC’s action in the 2022 proceeding. GMG’s ability to enter into certain transactions in the future may be affected by ownership rules articulated in the 2018 quadrennial review and/or by the resolution of the 2022 quadrennial review proceeding.
Under the national television ownership rule, a single person or entity may have an attributable interest in an unlimited number of television stations nationwide, as long as the aggregate audience reach of such stations does not exceed 39% of nationwide television households and as long as such interest complies with the FCC’s other ownership restrictions. That calculation takes into account the 50% Ultra High Frequency (UHF) discount, under which stations broadcasting on UHF channels are credited with only half the number of households in their market. In December 2017, the FCC initiated a rule-making proceeding seeking comments regarding its authority to modify or eliminate the national television ownership cap, as well as the potential elimination of the UHF discount. That proceeding remains open.

Programming.  Six of GMG’s seven stations are affiliated with one or more of the national television networks that provide a substantial amount of programming to their television station affiliates. The expiration dates of GMG’s affiliation agreements are set forth in the table at the beginning of this Television Broadcasting section. WJXT, one of GMG’s Jacksonville stations, has operated as an independent station since 2002. In addition, each of the GMG stations receives programming from syndicators and other third-party programming providers. GMG’s performance depends in part on the quality and availability of third-party programming broadcast by its stations, and any substantial decline in the quality or availability of this programming could materially affect the ability of GMG and its competitors to attract viewers, generate advertising revenues, or enter into certain transactions in the future.
Public Interest Obligations.  To satisfy FCC requirements, stations are generally expected to air a specified number of hours of programming intended to serve the educational and informational needs of children and to complete reports on an annual basis concerning children’s programming. In July 2019, the FCC modified these rules to provide broadcasters with more flexibility in meeting the public interest obligations. Among other things, the current rules allow up to 52 hours per year of children’s programming to consist of educational specials and/or short-form programming. The prior rules required all qualifying programming to be regularly scheduled and aired in 30-minute blocks. While stations are required to air the substantial majority of their educational and informational children’s programming on their primary program stream, under the current rules they may now air up to 13 hours per quarter of regularly scheduled weekly programming on a multicast stream. In addition, the FCC requires stations to limit the amount of advertising that appears during certain children’s programs.
Other FCC regulations and policies ensure that broadcast licensees operate in the public interest, including rules requiring the disclosure of certain information and documents in an online public inspection file; rules requiring the closed-captioning of programming to assist television viewing by the hearing impaired; video description rules to assist television viewing by the visually impaired; rules concerning the captioning of video programming distributed via the internet; rules governing the broadcast of emergency alerts; and rules concerning the volume of commercials. Compliance with these rules imposes additional costs on the GMG stations that could affect GMG’s operations.
Political Advertising.  The FCC regulates the sale of advertising by GMG’s stations to candidates for public office and imposes other obligations regarding the broadcast of political announcements more generally, including the disclosure of certain information related to such advertising in the station’s online public inspection file. The application of these regulations may limit the advertising revenues of GMG’s television stations during the periods preceding elections. Failure to comply with the political advertising rules may result in enforcement actions by the FCC. The Company has procedures in place regarding compliance with the FCC’s political advertising rules, but cannot predict how the FCC’s future application of these rules will affect GMG’s stations.
Broadcast Indecency.  The FCC’s policies prohibit the broadcast of indecent and profane material during certain hours of the day, and the FCC may impose monetary forfeitures when it determines that a television station has violated that policy. Broadcasters have repeatedly challenged these rules, arguing, among other things, that the FCC has failed to justify its indecency decisions adequately, that the FCC’s policy is too subjective to guide broadcasters’ programming decisions and that its enforcement approach otherwise violates the First Amendment. The Company cannot predict how GMG’s stations may be affected by the FCC’s current or future interpretation and enforcement of its indecency policies.
MANUFACTURING
Hoover Treated Wood Products, Inc.
Hoover Treated Wood Products, Inc. (Hoover) is a supplier of pressure-impregnated kiln-dried lumber and plywood products for fire-retardant and preservative applications. Hoover, founded in 1955 and acquired by the Company in 2017, is headquartered in Thomson, GA. It operates 11 facilities across the country and services a stocking distributor network of more than 100 locations spanning the U.S. and Canada.
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

Forney Corporation
Forney Corporation (Forney) is a global supplier of burners, igniters, dampers, and controls for combustion processes in electric utility and industrial applications. Forney is headquartered in Addison, TX, and its manufacturing plant is in Monterrey, Mexico. Forney’s customers include power plants and industrial systems around the world.
HEALTHCARE
Graham Healthcare Group
Graham Healthcare Group (GHG) provides home health, hospice, palliative, home infusion and other healthcare services. GHG served approximately 120,000 patients in 2023. Its home health, palliative and hospice operations provides services to approximately 80,000 patients annually across the states of Michigan, Illinois, Pennsylvania, Kansas, Missouri, Ohio, and Florida. GHG’s brands include Residential Home Health, Residential Hospice, Allegheny (AHN) Healthcare@Home, and Mary Free Bed at Home and across these companies there are 18 home health, 12 hospice, and six palliative care operating units. Sixteen of GHG’s 36 operating units are operated through joint ventures with health systems and physician groups and the remainder are wholly-owned. Home health, palliative and hospice services include a wide range of health care services that are provided wherever home may be and are tailored to the unique needs and goals of the patients. Home health care helps patients gain independence and remain safe at home as active community members. Hospice care supports patients and their families’ unique physical, emotional, and spiritual needs, while focusing on optimizing quality of life, comfort, and dignity. Palliative care complements curative treatments and is provided by in-home nurse practitioners who aim to treat advanced pain and uncomfortable symptoms of disease. All home health, palliative, and hospice operating units are Medicare certified and accredited. GHG derives 90% of its revenues for home health, palliative, and hospice services from Medicare. The remaining sources of revenue are from Medicaid, commercial insurance, and private payors.
GHG additionally manages and operates five companies across the healthcare industry: CSI Pharmacy, Clarus, Impact Medical, Skin Clique, and Surpass Behavioral Health.
CSI Pharmacy, headquartered in Nash, Texas, is a nationwide specialty home infusion pharmacy licensed in 48 states serving patients suffering from chronic and rare illness. CSI Pharmacy specializes in treating rare diseases with biologics and plasma-derived therapies, with revenues derived primarily from intravenous immunoglobulin (IVIG) therapy. CSI Pharmacy delivers products to patients’ homes and employs nurses to provide the specialized infusion therapies to patients.
Clarus, based in Nashville, Tennessee, provides call management solutions to physician groups and hospitals. Clarus replaces traditional human-staffed answering services with a SaaS-based solution. Clarus streamlines call handling, provider call coverage management, eliminates patient hold times, and manages referrals and new appointments. The solution eliminates delays, call routing errors, and malpractice risk inherent with traditional call centers.
Impact Medical operates a full-service physician practice dedicated to providing advanced care for allergies, asthma, and immunology throughout New Jersey, New York, and the surrounding areas.
Skin Clique is a concierge in-home provider of aesthetic products and services. Skin Clique generates much of its revenue from neurotoxin injections and the remaining revenue from skin peels, skin consultations, Ultherapy, dermal fillers, and medical grade skin care products. Skin Clique, based in Charleston, South Carolina, serves clients across approximately 30 states.
Surpass Behavioral Health operates approximately 16 Applied Behavior Analysis (ABA) clinics throughout Kentucky, South Carolina, Illinois, Georgia, and Pennsylvania as well as a school program in Pennsylvania and a positive behavior support program in Kentucky. Surpass Behavioral Health is headquartered in Nashville, Tennessee. The majority of its revenue is center-based, with a smaller portion coming from school settings, and the remaining from telehealth and adult programs.
AUTOMOTIVE
Graham Automotive LLC
The Company owns a 90% interest in eight automotive dealerships in the Washington, D.C. area: Honda of Tysons Corner in Virginia, Lexus of Rockville in Maryland, Jeep in Bethesda, Maryland, Ford of Manassas in Virginia, Toyota of Woodbridge and Chrysler-Dodge-Jeep-Ram of Woodbridge in Virginia, and in September 2023, the Company acquired a 90% interest in a Toyota dealership in Henrico, VA, and in December 2023, opened a new Kia franchise in Bethesda, Maryland. The Company has a management services agreement with an entity affiliated with

Christopher J. Ourisman, a member of the Ourisman Automotive Group family of dealerships, to operate and manage the operations of the dealerships. The Company also owns Roda (formerly CarCare To Go), which provides valet repair services in the Washington, D.C. area.
OTHER ACTIVITIES
Saatchi Online, Inc. (Saatchi Art Group)
Saatchi Online, Inc. (Saatchi Art Group) including SaatchiArt.com (Saatchi Art) and its art fair event brand, The Other Art Fair, provides an online art gallery where a global community of artists exhibit and sell their original artwork directly to consumers through an online gallery as well as through virtual reality and in-person art fairs hosted in the U.S., the U.K. and Australia. Saatchi Art’s online art gallery features a wide selection of original paintings, drawings, sculptures and photography.
Society6, LLC
Society6 is an online art and design marketplace where artists and designers can market and sell their original art and designs printed on a wide variety of products. Its made-to-order marketplaces, consisting of Society6.com (Society6) and its wholesale channel Deny Designs (together, Society6 Group), provide artists and designers with an online commerce platform to feature and sell their original art and designs on an array of consumer products primarily in the home décor category. Society6 Group’s wholesale channel sells products to trade and hospitality clients, as well as retail distribution partners.
World of Good Brands
World of Good Brands (WGB), (formerly Leaf Media), consists of a diverse portfolio of media properties that educate and inform consumers across a wide variety of life topics, including fitness and wellness brands such as Well+Good and Livestrong.com and Only In Your State in the travel sector. Together with these premium brands, WGB owns and operates or hosts and operates over 45 websites focused on specific categories or interests. WGB generates the majority of its media revenue from the sale of advertising.
Clyde’s Restaurant Group
Clyde’s Restaurant Group (Clyde’s), founded in 1963, owns and operates 12 restaurants and entertainment venues in the Washington, D.C. metropolitan area, including six Clyde’s locations, Old Ebbitt Grill, The Hamilton, Hamilton Live, 1789 Restaurant, Fitzgerald’s and The Tombs. Clyde’s has three new restaurants under development and/or construction with planned openings in 2024 and 2025.
Framebridge, Inc.
Framebridge provides high-quality, affordable and fast custom framing directly to consumers. Through its website, app and retail locations, Framebridge offers consumers the option to drop off or ship artwork, pictures and other personal objects directly to Framebridge to be custom framed and then delivered directly to a customer or a retail store for in-store pick up. Framebridge is headquartered in Washington, D.C., has six retail locations in the Washington, D.C./Maryland/Northern Virginia market, nine in the New York metropolitan area, three in Chicago, two in Atlanta, GA, one in Boston, one in Philadelphia, two manufacturing facilities in Kentucky and New Jersey.
Code3
Code3 is a marketing and insights company that manages digital advertising for global and mid-market brands and early-stage companies. It delivers media, creative and data services to transform consumer and performance data into planning, content, media activation and measurement to maximize ROI. Code3 works across platforms such as Facebook, Instagram, Amazon, Google, TikTok, Twitter/X, Pinterest, Snapchat, YouTube, as well as direct digital media relationships and streaming TV and audio solutions. The legacy business surrounding the Audience Intelligence Platform has been operated since the beginning of 2021 as a separate software company under the name, Decile LLC.
Decile LLC
Decile LLC (Decile) is a customer data and analytics software company that helps marketers extract value from their proprietary first-party customer and sales data. Decile provides software and services to help its business clients better understand customer personas, customer acquisition and retention, product analytics and how to increase profitable growth.

The Slate Group LLC
The Slate Group LLC (Slate) publishes Slate, an online magazine. Slate features articles and podcasts analyzing news, politics and contemporary culture and adds new material on a daily basis. Content is supplied by the magazine’s own editorial staff, as well as by independent contributors. As measured by The Slate Group, Slate had an average of more than 11 million unique visitors per month and averaged more than 34 million page views per month across desktop and mobile platforms in 2023. The Slate Group owns an interest in E2J2 SAS, a company incorporated in France that produces two French-language news magazine websites at slate.fr and slateafrique.com.
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
City Cast LLC
City Cast LLC (City Cast) is a network of daily local news podcasts in cities around the country, accompanied by a daily email newsletter about local communities. The podcasts and newsletters cover local news, events and places. Currently City Cast is available in Chicago, IL; Denver, CO; Houston, TX; Salt Lake City, UT; Pittsburgh, PA; Washington, D.C.; Madison, WI; Portland, OR; Philadelphia, PA; Las Vegas, NV; Boise, ID; Austin, TX; and Nashville, TN.
COMPETITION
EDUCATION
Kaplan’s businesses operate in fragmented and competitive markets. Each of KI’s businesses competes in disaggregated markets with for-profit institutions and companies (ranging in size from large for-profit universities to small competitors offering English-language courses) and, in certain instances, with government-supported schools and institutions that provide similar training and educational programs. Competitive factors vary by business and include program offerings, ranking of university partners, convenience, quality of instruction, reputation, placement rates, student services and cost. KI derives its competitive advantage from, among other things, delivering high-quality education and training experiences to students, having name-brand recognition across multiple markets, developing strong relationships with corporate clients and recruitment partners and offering competitive pricing. KNA competes with companies that provide various education technology solutions, consumer test and licensure preparation and course delivery, corporate training, university administrative support for online programs and courses, curriculum development, overall online program development and analytics for colleges and universities, as well as support for corporate, employer and employee education programs. The market for KNA’s services and products, and especially its higher education services and products, is dynamic and rapidly evolving, and several competitors offer a mix of some of the same products and services or are seeking to move into the markets in which KNA operates. Competitive factors in these KNA markets include 1) the ability to deliver a wide range of educational services and programs to clients across all levels of programs and administrative functions; 2) cost effectiveness; 3) expertise in marketing, recruitment and program delivery; 4) student outcomes and satisfaction; 5) the ability to invest in start-up and scaling initiatives; 6) reputation; and 7) compliance with laws and the ability to navigate complex regulatory requirements. KNA’s ability to effectively compete in the higher education services markets will depend in large part on its successful delivery and navigation of these factors. While the competitive landscape is expanding, KNA’s resources, capabilities and experience are key differentiators in the market. Similarly, KNA’s supplemental education products and services compete with a wide range of national, regional, local, online and location-based competitors. In the area of test prep, competitors vary by test, with many focused on preparing students for a single high-stakes test. For its curricular and assessment services, KNA has a number of national competitors as well as competitors focused on preparation for particular tests. Competitive factors for the supplemental education products vary by product line and include price, features, modality, schedule and reputation. Although KNA faces intense competition and shifting consumer preferences in these areas, particularly with respect to online test preparation, where some new competitors are offering lower-cost and free test preparation products, KNA and Kaplan remain leading names in test preparation owing in part to their technical expertise and capabilities, quality of instructors, content, curricula, longevity and reputation in the industry. KNA’s professional licensure training and preparation and corporate training products and services offer a broad portfolio of products, many within highly regulated and mature industries, including securities, insurance, real estate and wealth management, where competition includes a wide variety of national, regional and local companies seeking the same market share and resulting in deep price discounting and commoditization of offerings.
TELEVISION BROADCASTING
GMG competes for audiences and advertising revenues with television and radio stations, cable systems, video services offered by telephone and broadband companies serving the same or nearby areas, DBS services, digital media services, and, to a lesser degree, with other media providers, such as newspapers and magazines. Cable systems operate in substantially all of the areas served by the Company’s television stations, where they compete for television viewers by importing out-of-market television signals; by distributing pay-cable, advertiser-supported, and other programming that are originated for cable systems; and by offering movies and other programming on an on-demand, digital or pay-per-view basis. In addition, DBS services provide nationwide distribution of television programming, including pay-per-view programming and programming packages unique to DBS, using digital transmission technologies. Moreover, to the extent that competing television stations in the Company’s television markets continue to transition to ATSC 3.0, such stations may pose an increased competitive challenge to the Company’s stations in the future, such as by offering an increased number of multicast channels or by offering advanced features.
Competition continues to increase from established and emerging online distribution platforms. Movies and other video programming are increasingly available on an on-demand basis through a variety of online platforms, which include free access to the websites and apps of the major TV networks, ad-supported viewing on platforms such as Hulu, and subscription-based access through services such as Netflix. In addition, online-only subscription services offering live television services have been launched both by traditional pay-TV competitors (such as DISH and DIRECTV) and other entrants (such as YouTube TV and Fubo). The Company has entered into agreements for some of its stations to be distributed via certain of these services, typically through opt-in agreements negotiated by the stations’ affiliated networks. Participation in these services has given the Company’s stations access to new distribution platforms. At the same time, competition from these various platforms could adversely affect the viewership of the Company’s television stations via traditional platforms and/or the Company’s strategic position in negotiations with pay-TV services. In addition, the networks’ increased role in negotiating online distribution arrangements for their affiliated stations, together with the networks’ imposition of higher fees on affiliated stations in exchange for broadcast and traditional pay-TV retransmission rights, may have broader effects on the overall network-affiliate relationship, which the Company cannot predict.
MANUFACTURING
Hoover Treated Wood Products, Inc.
Hoover’s predominant product line is fire-retardant-treated wood products for building interior applications that are specified by architects in accordance with building code requirements for multi-family residential, commercial and institutional nonresidential buildings. Hoover’s fire-retardant product lines are sold through a stocking distributor network of more than 100 locations spanning the U.S. and Canada. Hoover’s competitors are licensees of other chemical suppliers to the wood-treating industry who compete with Hoover’s stocking distributors on a local basis. The primary areas of competition are product availability and price, although brand loyalty due to product quality is significant. Wood products are commodities with volatile market pricing; however, Hoover’s reputation for quality products and its unique distribution model, which provides superior product availability, enable Hoover to maintain a leading position across the continent.
Group Dekko, Inc.
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
HEALTHCARE
Graham Healthcare Group
The home health and hospice industries are extremely competitive and fragmented, consisting of both for-profit and nonprofit companies. According to the Medicare Payment Advisory Commission’s July 2023 Data Book, there are approximately 11,353 Medicare-certified home health agencies and approximately 5,358 hospices in the U.S. GHG markets its services to physicians, discharge planners and social workers at hospitals, nursing homes, senior living communities and physicians’ offices through a direct sales model. GHG differentiates its offerings based on response time, clinical programming, clinical outcomes and patient satisfaction. Throughout the states in which it operates, GHG competes primarily with both privately owned and hospital-operated home health and hospice service providers. The competitive landscape for other healthcare services provided by GHG is highly fragmented, with competition from a number of small providers and a few national companies.
AUTOMOTIVE
Graham Automotive LLC
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
OTHER ACTIVITIES
Saatchi Online, Inc. (Saatchi Art Group)
Saatchi Art Group competes with a wide variety of online and brick-and-mortar companies selling comparable products. Its online art gallery and in-person art fair business compete with traditional offline art galleries, art consultants and online platforms selling original artwork, such as Artfinder, Artspace, Rise Art, Singulart, eBay and Amazon Art, home retailers that sell wall art such as West Elm, Crate and Barrel, and Restoration Hardware and various art fairs that feature reasonably priced artwork from emerging artists, such as The Affordable Art Fair.
Society6, LLC
Operating an e-commerce marketplace is highly competitive, and Society6 Group expects competition to increase in the future. Society6 Group competes with a wide variety of online and brick-and-mortar companies selling comparable products. Its made-to-order marketplace business primarily competes with companies that also utilize a made-to-order business model whereby consumer products featuring artist designs are produced by third-party fulfillment partners and shipped directly to customers, such as Redbubble, Zazzle, Art.com, Shutterfly and Minted, as well as companies that offer broader home décor and apparel products, such as Amazon, Etsy, and Wayfair. Additionally, Society6 Group is facing, and will likely continue to face, increased international competition from brands offering ultra-low-cost goods, such as Shein and Temu.
World of Good Brands
WGB operates in highly competitive and developing industries that are characterized by rapid technological change, a variety of business models and frequent disruption of incumbents by innovative entrants. WGB faces intense competition from a wide range of competitors, including those of much larger scale. These markets are rapidly evolving and highly fragmented, and competition could increase in the future as more companies enter the space. WGB competes for advertisers on the basis of a number of factors, including return on marketing expenditures, price of its offerings, and the ability to deliver large audiences or precise types of segmented audiences. Principal competitors in this space currently include various online media companies ranging from large internet media companies to specialized and enthusiast properties that focus on particular areas of consumer interest, as well as social media outlets such as Facebook, TikTok, YouTube, Snapchat, Instagram and Pinterest, where brands and advertisers are focusing a significant portion of their online advertising spend in order to connect with their customers. Some of its competitors have larger audiences and more financial resources and many of them are making significant investments in order to compete with various aspects of this business. Many of WGB’s current competitors have, and potential competitors may have, substantially greater financial, marketing and other resources than WGB; greater technical capabilities; greater brand recognition; longer operating histories; differentiated products and services; and larger customer bases. These resources may help some of these competitors and potential competitors respond more quickly as the industry and technology evolve, focus more on product innovation, adopt more aggressive pricing policies and devote substantially more resources to website and system development.
Clyde’s Restaurant Group
The restaurant industry is highly competitive. Clyde’s competes with national and regional chains and independent, locally owned restaurants for customers and personnel. The principal bases for competition are types of food and service, quality, price, location, brand and attractiveness of facilities.

Framebridge, Inc.
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
Code3
The business of managed digital advertising is highly competitive. Public multinational advertising agencies may exacerbate price competition in an attempt to protect existing relationships with advertising clients in traditional media formats such as television. Public and private advertising technology companies, digital media agencies and newer market entrants such as consulting firms also compete on price, service and technology offerings. Code3 seeks to maintain a competitive advantage and maximize its clients’ return on advertising budgets by utilizing a combination of best-in-class third-party technologies, artificial intelligence (AI), and the deep expertise of its employees, who manage media spending on the largest digital platforms and a full-service creative team with a nuanced understanding of digital media.
Decile LLC
Decile faces competition from lower-cost providers that provide a narrower data analytics and reporting offering. In addition, at higher price points aimed at larger marketers ($50M+ annual revenue), there are several large customer data platform competitors that attempt to unify many disparate sources of data to improve omnichannel advertising outcomes. Decile seeks to maintain a competitive advantage by providing a better view of high-value customers and personas and their associated value and making it easier for clients to activate those customers in a more personalized way. Decile’s third-party data enrichment capabilities and advanced analytics serve as key differentiators in the mid-market space where those capabilities are not available at a competitive price.
The Slate Group LLC
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
City Cast LLC
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
EXECUTIVE OFFICERS
The executive officers of the Company, each of whom is elected annually by the Board of Directors, are as follows:
Donald E. Graham, age 78, Chairman Emeritus, served as Chairman of the Board of the Company from September 1993 until May 2023 and served as Chief Executive Officer of the Company from May 1991 until November 2015. Mr. Graham served as President of the Company from May 1991 until September 1993 and prior to that had been a Vice President of the Company for more than five years. Mr. Graham also served as Publisher of The Washington Post (the Post) from 1979 until September 2000 and as Chairman of the Post from September 2000 to February 2008.
Timothy J. O’Shaughnessy, age 42, became Chief Executive Officer of the Company in November 2015. From November 2014 until November 2015, he served as President of the Company. He was elected to the Board of Directors in November 2014. From 2007 to August 2014, Mr. O’Shaughnessy served as chief executive officer of LivingSocial, an e-commerce and marketing company that he co-founded in 2007. Mr. O’Shaughnessy is the son-in-law of Donald E. Graham, Chairman Emeritus of the Company.

Andrew S. Rosen, age 63, became Executive Vice President of the Company in April 2014. He became Chairman of Kaplan, Inc. in November 2008 and served as Chief Executive Officer of Kaplan, Inc. from November 2008 to April 2014 and from August 2015 to the present. Mr. Rosen has spent more than 37 years at the Company and its affiliates. He joined the Company in 1986 as a staff attorney with the Post and later served as assistant counsel at Newsweek. He moved to Kaplan in 1992 and held numerous leadership positions there before being named Chairman and Chief Executive Officer of Kaplan, Inc.
Wallace R. Cooney, age 61, became Senior Vice President–Finance and Chief Financial Officer of the Company in April 2017. Mr. Cooney served as the Company’s Vice President–Finance and Chief Accounting Officer from 2008 to 2017. He joined the Company in 2001 as Controller.
Jacob M. Maas, age 47, became Executive Vice President of the Company in January 2022, prior to which he served as Senior Vice President–Planning and Development beginning October 2015. Prior to joining the Company, he served as executive vice president of operations and head of corporate development at LivingSocial, an e-commerce and marketing company that he joined as chief financial officer in 2008.
Nicole M. Maddrey, age 59, became Senior Vice President, General Counsel and Secretary of the Company in April 2015. Ms. Maddrey joined the Company in 2007 as Associate General Counsel. Prior to joining the Company, Ms. Maddrey served as Special Counsel in the Division of Corporation Finance at the U.S. Securities and Exchange Commission.
Marcel A. Snyman, age 49, became Vice President and Chief Accounting Officer of the Company in January 2018. Mr. Snyman served as Controller of the Company from 2016 to 2018, prior to which he served as Assistant Controller beginning in April 2014 and Director of Accounting Policy beginning in July 2008.
Sandra M. Stonesifer, age 39, became Vice President–Chief Human Resources Officer of the Company in January 2021. Prior to joining the Company, Mrs. Stonesifer was a consultant with S-Squared Consulting, an organization development consulting company.
HUMAN CAPITAL
The Company employs approximately 19,900 people worldwide, of which approximately 12,511 are employed in the U.S. and approximately 7,390 are employed outside the U.S. Employment across each of the Company’s businesses is further discussed below.
Worldwide, Kaplan employs approximately 7,015 people on a full-time basis in 27 countries. Kaplan also employs substantial numbers of part-time employees who serve in instructional and administrative capacities. Kaplan’s part-time workforce comprises approximately 3,533 individuals in 16 countries. Collectively, in the U.S. and Canada, approximately 95 Kaplan employees are represented by a union. In countries where Kaplan has a presence but union membership is not disclosed to the employer–the U.K., Australia, and Singapore–there may be union–represented employees as well.
GMG has approximately 946 employees, including 913 full-time employees and 33 part-time employees, of whom approximately 95 are represented by a union.
In the manufacturing segment, Hoover has approximately 477 full-time employees, of whom 15 are represented by a union. Dekko has approximately 1,164 full-time employees and approximately two part-time employees, none of whom is represented by a union. Joyce/Dayton has approximately 181 full-time employees and two part-time employees, none of whom is represented by a union. Forney has approximately 107 full-time employees. Of those employees, 45 are represented by a union, all of whom are employed in Mexico.
In the healthcare segment, GHG has approximately 1,861 full-time employees and 524 part-time employees. None of these employees is represented by a union.
Graham Automotive employs approximately 950 full-time employees, none of whom is represented by a union.
In other businesses, Saatchi Art, Society6 and WGB employ approximately 261 full-time and part-time employees collectively, none of whom is represented by a union. Clyde’s has approximately 181 full-time employees and 1,630 part-time employees, none of whom is represented by a union. Framebridge has approximately 482 employees and 60 part-time employees, none of whom is represented by a union. Code3 has approximately 143 full-time employees, none of whom is represented by a union. Decile has 39 full-time employees, none of whom is represented by a union. Slate employs 125 full-time employees and three part-time employees, of whom approximately 53 are represented by a union. The FP Group has approximately 62 full-time employees, approximately 15 of whom are represented by a union. City Cast employs 66 full-time employees and two part-time employees, none of whom is represented by a union.

The parent Company has approximately 84 full-time employees, none of whom is represented by a union.
The Company recognizes the importance of attracting, developing, and retaining highly qualified employees throughout each of its businesses. The following is a description of the Company’s efforts to manage and promote human capital within its organization.
Oversight and Management. The Company’s human resources organization and the human resource organizations of its various businesses manage employment-related matters, including recruiting and hiring, training, compensation, workplace safety, performance management, support for specific needs including supporting employees who are caregivers or working remotely, and creating diversity, equity, and inclusion strategies. The Compensation Committee of the Board of Directors provides oversight of certain human capital matters, including compensation and benefits, executive development, workforce diversity and inclusion initiatives, and succession planning.
The Company’s culture of trust and integrity is led and driven by senior management and supported by our internal practices, regular communications, and ongoing training efforts. Employees and stakeholders are encouraged to address any concerns with their managers and business leaders. The Company also provides a dedicated communication channel, the Ethics Hotline, to report possible violations of the Code of Business Conduct or concerns about ethics or integrity in the workplace. The Company’s Ethics Hotline is independently operated by a third party and anonymity is ensured upon request. Reports are forwarded to appropriate individuals within the Company for investigation. Every allegation is professionally and confidentially handled.
Compensation and Benefits. The Company offers strong compensation and benefits programs to its employees. Depending on the business unit, employee benefits may include healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, employee assistance programs, tuition assistance programs, a matching gifts program, bonuses, long-term incentive compensation plans, Company-paid pension contributions and a 401(k) Plan. The Company offers discounts on courses and programs offered by Purdue Global to all full-time employees through the Gift of Knowledge program. The Company also offers a small group of eligible employees certain equity-based grants under the Company’s Incentive Compensation Plan with vesting and performance conditions to facilitate the attraction, retention, motivation and reward of key employees and to align their interests with those of the Company’s stockholders.
Training and Talent Development. The Company is committed to the continued growth and development of its employees across all businesses. While development opportunities vary across businesses, the Company seeks to offer a variety of learning opportunities, including virtual learning, on-the-job mentoring and coaching. U.S. employees complete core harassment and discrimination training and ethics training and all employees are offered specific skills training designed to support the growth and advancement of their professional skills.
For example, GHG offers ongoing resources and support to all clinical field employees to ensure they are confident in their ability to advance in their careers. In 2023, they launched a career mobility resource center where employees can access career promoting resources across various job functions. In 2023, Joyce/Dayton continued conducting assessments for all current and new employees to gain insight into individual strengths, foster effective team dynamics, and support ongoing business success. Additionally, key leadership team members completed a six-month immersive leadership program to enhance their strategic leadership skills.
At GMG, employees have access to several development and training programs, including Boss School, a management training session, PROduce! for high potential producers to enhance their innovative mindset and leadership skills, and access to several other resources that provide individual learning and group activities on a variety of leadership and workplace collaboration topics.
Kaplan offers personalized and immersive learning experiences to support employees, managers, and leaders in building capabilities and driving personal and business growth. In 2023, Kaplan Languages Group hosted its annual “Learning at Work Week”, a series of sessions where employees can explore topics ranging from developing their careers in the language travel sector to new product development and managing quality in schools. Additionally, they conducted a comprehensive training needs analysis and deployed several trainings focused on key areas, including Diversity, Equity and Inclusion (DEI) for managers, unconscious bias awareness, conflict resolution, change management, and critical thinking skills. To further support their commitment to tailored individual development, Kaplan offers four days a year of study leave for employees to invest in professional development activities.
Diversity and Inclusion. Diversity and inclusion remain a high priority within the Company. The Company requires all business units to set actionable goals and promote policies prioritizing diversity, equity and inclusion. The progress on those goals is presented to the Board annually. The GHC Diversity, Equity and Inclusion Council, a panel of DEI practitioners from across the business units, continues to meet to build community and accountability and support ongoing progress. Additionally, the Company has an internal podcast focused on sharing insights and best practices about DEI with all employees.

The Company is committed to a culture in which its diverse employee base can thrive in an inclusive and respectful environment. As of December 2023, the diversity of the Company’s employees in the U.S. was: 54% female; 46% male; 63% White; 15% Hispanic or Latino; 13% Black or African American; 6% Asian; and 3% Other.
The businesses have launched various initiatives to support their diversity, equity and inclusion strategies in ways that are tailored to their employees, customers, and products. For example, Kaplan focuses on improving diversity, equity and inclusion in its workforce through a number of external partnerships as well as educating current employees and leaders on their DEI roles. In 2023, DEI-focused education campaigns were infused throughout newsletters, the Kaplan INSPIRE: Global Inclusion Week, panel discussions, and updated Inclusive Leader training. Kaplan’s talent teams worked with organizations committed to recruit, train, and mentor diverse and under-represented youth for careers across different sectors. Kaplan also continues to advance diverse representation across Kaplan by conducting a ‘Race in the Workplace’ survey to gather data points that help create an environment where ethnically diverse employees thrive. Kaplan continues to explore ways they can cultivate diversity across their supplier networks by educating functional leaders on how to incorporate supplier diversity dashboards and metrics, sourcing guidance and identification of diverse suppliers, and raising awareness of organizations that could attract even more diverse suppliers. In 2023, Code3 established several dedicated spaces and Diversity, Equity, Inclusion and Belonging (DEIB) Roundtables to foster a sense of belonging among employees and gain valuable real-time feedback about their culture. Additionally, they launched a committee dedicated to highlighting areas of the business where they want to incorporate DEIB principles and elevate underrepresented-owned brands they serve.
Community Impact. The Company has a long history of investing in the communities it serves. In addition to philanthropy managed at the corporate level, the Company’s businesses engage in charitable works, community and civic activities, and volunteer projects in the communities they serve. While the Company’s businesses operate in a variety of industries in markets around the world, the Company is unified in its connection to the places where its teams live and work.
In 2023, the Corporate office provided approximately $1.4 million in financial support to 77 non-profit and civic organizations in the areas of education, health and human services, civics and community, and culture and art. Corporate philanthropy is primarily focused on providing resources, access and services to the most underserved members of the community. The Company has forged deep relationships with its partners in service and philanthropy, and it works closely in collaboration with them to support their very important work.
The service-oriented nature of the Company’s businesses, along with its core values, enables its businesses to authentically engage in service through its normal business activities. For example, at the education segment, Kaplan is the primary donor and supporter of The Kaplan Educational Foundation (KEF), an independent public charity founded by Kaplan executives to help promote equity through higher education. The program has provided academic, financial, and social support to low-income underserved students working with the City University of New York (CUNY) and other community colleges in the New York area, to help high-achieving, underrepresented community college students prepare for, gain acceptance to, pay for, and succeed at top four-year institutions such as Stanford University, Yale University, Brown University, Morehouse College, Smith College, and numerous others. The Foundation relies on Kaplan grants, in-kind service, donations from the Kaplan community, and volunteers from Kaplan’s employee base. A number of KEF alumni have been hired by Kaplan as full-time employees or served as interns at Kaplan over the years; and many have secured post-graduation employment with Fortune 500 and multinational corporations.
Additionally at Kaplan, through a partnership with ACT, Inc., maker of the ACT® college admissions test, Kaplan provides free ACT prep for low-income students. In 2023, Kaplan enrolled approximately 150,000 students who qualified as such – according to eligibility in ACT’s fee waiver program – delivering over $17 million in free ACT prep to low-income students.
In the U.K., Kaplan Financial UK supports RefuAid, a charitable fund in the U.K. that helps refugees with language tuition, education, finance, or meaningful employment, by providing free accountancy and English language training to enable them to get their professional qualification and find work in accounting. Additionally, at Kaplan International Pathways, Kaplan provides funding support for Plan International U.K., a development and humanitarian organization that advances children’s rights and equality for girls, through three programs across sub-Saharan Africa: supporting 1,000 girls, aged 9–16, across 16 schools in Senegal in improving their education, giving 483 young women in Sierra Leone the chance to become teachers, and working with communities across 11 Zimbabwean districts to offer a way back into education for 16,500 out-of-school girls.
At GMG, its stations and their employees are committed to their local communities by providing educational, public affairs and special broadcasts addressing current affairs and issues related to their communities. Additionally, each media hub elevates the work of several non-profit and community organizations by spotlighting their work in the community, hosting community forums to voice and address community concerns, volunteering at local classrooms to conduct science experiments and partnering with local organizations to assist people who have been impacted by natural disasters. For example, stations WJXT and WCWJ in Jacksonville, FL promoted awareness of a variety of community issues and related fund-raising events, such as the Wolfson Children’s Challenge to raise funds and provide awareness of services for students who are deaf or hard of hearing; the Annual Kilwins Jacksonville Ice Cream Run in which 725 runners raised over $100,000 in funds to help families in need; the Walk to Defeat ALS to raise awareness of ALS which raised over $181,000 to help support people in the community with ALS; Kick for the Kids – a back to school shoe drive for children in need at which 1,004 students received new shoes for school; and, Wreaths Across America whereby employees volunteered at Jacksonville National Cemetery and laid 200 wreaths on the headstones of fallen soldiers. At station WDIV, the station sponsored BookStock – a used book and media sale that raised over $2 million for education and literacy programs in the Metro Detroit area. Station WDIV also teamed up with the U.S. Marine Corp to sponsor two Toys for Tots drives to help collect toys for underprivileged children in the Metro Detroit area. Each year WDIV partners with DTE Energy for a “Gift of Warmth Telethon” to raise money for the Heat and Warmth Fund. “THAW” helps neighbors in an energy crisis pay their utility bills. Neighbors include seniors, unemployed, underemployed and people with disabilities. This annual telethon raises over $1 million dollars each year.
At the Company’s healthcare segment, GHG partners with We Honor Veterans to serve the unique hospice needs of veterans and their families. Additionally, GHG is proud to be a regional corporate sponsor for the Walk to End Alzheimer’s, a disease that directly impacts many of the communities and patients that GHG serves.
FORWARD-LOOKING STATEMENTS
All public statements made by the Company and its representatives that are not statements of historical fact, including certain statements in the Company’s Annual Report on Form 10-K and in the Company’s 2023 Annual Report to Stockholders, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on expectations, forecasts, and assumptions by the Company’s management and involve a number of risks, uncertainties, and other factors that could cause actual results to differ from those stated, including, without limitation, comments about expectations related to acquisitions or dispositions or related business activities, the Company’s business strategies and objectives, the prospects for growth in the Company’s various business operations, the Company’s future financial performance, and the risks and uncertainties described in Item 1A of the Company’s Annual Report on Form 10-K. Accordingly, undue reliance should not be placed on any forward-looking statement made by or on behalf of the Company. The Company assumes no obligation to update any forward-looking statement after the date on which such statement is made, even if new information subsequently becomes available.
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
Risks Related to the Company’s Education Business
•     Changes in International Laws and Regulations, Travel Restrictions and Sanctions.
•Difficulties of Managing Properties in the U.K.
•     Difficulties in Managing Foreign Operations and Failure to Comply with Foreign Regulatory Requirements.
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
•     Failure to Comply with the ED’s Title IV Misrepresentation Regulations.
•     Compliance Reviews, Program Reviews, Audits and Investigations, Including in Connection with Borrower Defense to Repayment Claims.
•     Noncompliance with Regulations by KNA’s Client Institutions.
•     Failure to Realize the Anticipated Benefits of the Purdue Global Transaction.
•    Regulatory Changes and Developments.
•     Reductions in the Use of Standardized Tests and Increased Competition.
•     Changes in the Extent to Which Licensing and Proficiency Examinations Are Used.
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
•     Increased Competition Resulting from Technological Innovations and Changing Consumer Behavior.
•    Changes in the Nature and Extent of Government Regulations.
•    Transition to New Technical Standards for Broadcast Television Stations.
•    Changes in MVPD Subscriber Numbers, Retransmission Consent Fees, “Reverse Retransmission Consent” Payments to the Networks, and Broadcast Exclusivity.
Risks Related to the Company’s Manufacturing Businesses
•     Failure to Recruit and Retain Production Staff Needed to Meet Customer Demand.
•    Potential Liability Claims.

Risks Related to the Company’s Healthcare Business
•     Extensive Regulation of the Healthcare Industry.
•Federal and State Changes to Reimbursement and Other Aspects of Medicare and Medicaid.
•Continued Nursing Staffing Shortages.
•Negative Impact on Medicare Reimbursement from Value-based Purchasing Requirements.
•Limited Ability to Control Rates Received for Services.
Risks Related to the Company’s Automotive Businesses
•    Termination or Non-renewal of Dealership Agreements and Limitations on the Company’s Ability to Acquire Additional Dealerships.
•    Changes Affecting Automobile Manufacturers.
•    Changes to State Dealer Franchise Laws and Technological Innovations.
•Changes in Economic Conditions and Vehicle Inventories.
Risks Related to the Company’s Other Businesses
•Failure by Saatchi Art Group, Society6 and WGB to Attract and Retain Artists, Customers and Visitors, and Successfully Drive Traffic to their Marketplaces and Media Properties.
•Failure by WGB to Effectively Distribute Media Content on Social Media Platforms and Mobile Devices.
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
•    Pandemics or Other Outbreaks of Disease.
•    Failure to Comply with Environmental and Health and Safety Laws.
•     Failure to Successfully Integrate Acquired Businesses.
•     Goodwill and Other Intangible Assets Impairment.
•     Changes in International Income Tax Laws.
Risks Related to Cybersecurity, Privacy, Artificial Intelligence and Intellectual Property
•     System Disruptions and Security Threats to the Company’s Information Technology Infrastructure.
•     Failure to Comply with Privacy Laws or Regulations.
•     Artificial Intelligence Concerns.
•     Potential Liability for Intellectual Property Infringement.
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

Risks Related to the Company’s Education Business
•    Changes in International Laws and Regulations and Travel Restrictions Have Materially Adversely Affected and Together with Changes in Immigration Laws or Sanctions Could Continue to Materially Adversely Affect International Student Enrollments and Kaplan’s Business.
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
In response to the COVID-19 pandemic, many governments imposed student travel restrictions (applicable to exit and entry), made recommendations for their students to return home and closed physical campus locations, and many state and professional bodies postponed or canceled examination dates related to state examinations and professional education programs, all of which have materially adversely affected Kaplan International’s operations and resulted in significant losses at Kaplan Languages Group during the pandemic. The emergence of new variants of COVID-19, and consequential changes to travel and study arrangements could further negatively affect Kaplan International and its operating results.
Further changes to the regulatory environment, including changes to government policy or practice in oversight and enforcement, or other factors, including geopolitical instability, imposition or extension of international sanctions, a natural disaster or a pandemic in either the students’ countries of origin or countries in which they desire to study, could continue to negatively affect Kaplan’s ability to attract and retain students and negatively affect Kaplan’s operating results. Additionally, increasingly, governments have begun imposing sales taxes on digital services, such as education, offered in their jurisdictions by foreign providers. Any significant changes to the availability of government funding for education, visa policies for students and their dependents, or other administrative immigration requirements, or the tax environment, including changes to tax laws, policies and practices, in any one or more countries in which KI operates or makes its services available could negatively affect its operating results. KI’s operations, institutions and programs in the U.S. may be subject to state-level regulation and oversight by state regulatory agencies, whose approval or exemption from approval is necessary to allow an institution to operate in the state. These agencies may establish standards for instruction, qualifications of faculty, location and nature of facilities, financial policies and responsibilities and other operational matters. Institutions that seek to admit international students are required to be federally certified and legally authorized to operate in the state in which the institution is physically located in order to be allowed to issue the relevant documentation to permit international students to obtain a visa.
A substantial portion of KI’s revenue comes from programs that prepare international students to study and travel in English-speaking countries. In 2023, university preparation programs were principally delivered in Australia, Singapore and the U.K. KI’s ability to enroll students in these programs is directly dependent on its ability to comply with complex regulatory environments.
KI’s ability to enroll international students in programs in the U.K., Singapore, Australia, and other countries and to recruit students for study with KI’s partners is directly dependent on the laws and regulations governing student immigration. Changes have already been proposed to Australian and Canadian student immigration rules, and are under consideration for the U.K. Overall, there is a trend of tightening of student immigration regulations and access to student visas worldwide.
Changes to levels of direct and indirect government funding for international education programs would also materially affect the success of KI’s operations. For example, if access to student loans or other funding were to be lost for KI operations that admit students who are entitled to receive the benefit of this funding, Kaplan’s operating results could be materially adversely affected.
In January 2021, President Biden reversed a previously enacted ban on travel from certain countries to the U.S. and directed the State Department to restart visa processing for individuals from the affected countries. There have since been new, unrelated travel restrictions in the U.S. due to COVID-19, and those restrictions can be expected to continue changing. On September 25, 2020, the previous U.S. presidential administration proposed significant changes to the visa rules governing entry of non-immigrant academic students and exchange visitors. In July 2021, the Biden administration formally withdrew the notice of proposed rulemaking regarding these changes. Nevertheless, negative perceptions regarding travel to the U.S. could continue to have a significant negative impact on KI’s ability to recruit international students, and Kaplan’s business could be materially adversely affected.

•Difficulties of Managing Properties in the U.K. Could Materially Impact Kaplan’s Expenses
Kaplan has a number of real estate investments in the U.K., usually on long-term leases. The U.K. has substantially updated its building and fire safety laws in the last few years. As the tenant, Kaplan is required to keep the buildings in repair. Kaplan usually benefits from a package of contractor and subcontractor arrangements in relation to defects that arise as a result of poor construction or failure to adhere to property regulations. If, however, the entities who have entered into these collateral agreements become insolvent, Kaplan, as the tenant, may be expected to remedy the relevant defect. The relevant costs may be material.
•    Difficulties in Managing Foreign Operations and Failure to Comply with Foreign Regulatory Requirements Have Negatively Impacted and Could Continue to Negatively Affect Kaplan’s Business.
Kaplan has operations and investments in a growing number of foreign countries and regions, including Australia, Canada, the People’s Republic of China, Colombia, France, Germany, Hong Kong, India, Ireland, Japan, New Zealand, Nigeria, Saudi Arabia, Singapore, the U.K. and the United Arab Emirates. Operating in foreign countries and regions presents a number of inherent risks, including the difficulties of complying with unfamiliar laws and regulations, effectively managing and staffing foreign operations, successfully navigating local customs and practices, preparing for potential political and economic instability and adapting to currency exchange rate fluctuations. Countries have also increasingly begun imposing national data protection laws, which increases compliance costs and creates additional legal risk in relation to operating internationally. Failure to effectively manage these risks could have a material adverse effect on Kaplan’s operating results.
In 2021, CPE in Singapore instructed Kaplan Singapore to cease new enrollments for certain diploma programs. Kaplan Singapore successfully applied for re-registration of certain diploma and additional full-time and part-time programs in 2022. In May 2022, CPE also renewed Kaplan Singapore’s registration as a private education institution for a four-year period expiring in 2026. In 2023, Kaplan Singapore successfully renewed the certification required for private education institutions to enroll international students and offer certain programs. As enrollments in diploma programs and undergraduate degree programs are not yet at levels existing prior to the regulatory actions in 2021, the impact from regulatory actions by the CPE will continue to have an adverse impact on Kaplan Singapore’s revenues, operating results and cash flows in the future while enrollment levels stabilize.
•    Changes in U.K. Tax Laws Could Have a Material Adverse Effect on Kaplan International.
The UK Pathways Colleges located in England were required to register with the OfS to ensure they could continue operating as English higher education providers. The UK Pathways Colleges (excluding Glasgow and York) were entered on the OfS register of approved providers with Approved Fee Cap Status in August 2020. These colleges now operate under the regulatory oversight of the OfS. Colleges registered with the OfS under Approved Fee Cap status do not charge students Value Added Tax (VAT) on tuition fees based on a statutory exemption available to Approved Fee Cap providers. The York College forms part of the University of York’s Approved Fee Cap registration. If KI Pathways were to lose its Approved Fee Cap status with the OfS, KI Pathways Colleges’ financial results may be materially adversely impacted.
The Glasgow College is not currently included in the OfS registration as it is located in Scotland. Under a different statutory VAT exemption, bodies that qualify for VAT purposes as “colleges of a university” are able to exempt their tuition fees from VAT, and UK Pathways Glasgow International College applies this status. In 2019, a tax case was determined by the U.K. Supreme Court on the meaning of “college of a university.” The U.K. Supreme Court decided the case in the college’s favor. The result was more favorable to private providers working in collaboration with a university. The U.K. Supreme Court emphasized five principal tests for a private provider to meet, for it to be sufficiently integrated with a university, to qualify as a “college of a university” even if it does not have a constitutional link to the university. Although the focus on these five tests has now been incorporated into official His Majesty’s Revenue and Customs (HMRC) guidance, it is not yet clear how HMRC will apply the Supreme Court judgment and the five key tests in practice. If the HMRC’s application of the Supreme Court judgment and the five key tests deem Glasgow International College not to constitute a “college of a university” and not entitled to a VAT exemption, KI Pathways Colleges’ financial results may be materially adversely impacted if they are not able to meet any new requirements.
Following the departure of the U.K. from the European Union (EU) on December 31, 2020, the U.K. may further develop its VAT rules in this complex area separate from the EU rules but has not yet done so. Kaplan continues to closely monitor this area.
The next U.K. general election will be no later than January 28, 2025, but is expected to be held in 2024. If the Labour Party forms a new government following this election, their policy is to end the VAT exemption for private schools and may make other changes to U.K. tax laws which increase the tax costs of these schools. KI management presently believes it is likely that such a change would only affect MPW but would need to carefully review the implementation of this policy.

•    Failure to Comply with Statutory and Regulatory Requirements as a Third-Party Servicer to Title IV Participating Institutions Could Result in Monetary Liabilities or Subject Kaplan to Other Material Adverse Consequences.
KNA provides services to Purdue Global, including financial aid services, and as such, KNA is a “Third-Party Servicer” for Purdue Global as currently defined by the ED and in the Title IV regulations. As a result, KNA is subject to applicable statutory provisions of Title IV and ED regulations that, among other things, require Kaplan to be jointly and severally liable with its Title IV participating client institution(s) to the ED for any violation by such client institution(s) of any Title IV statute or ED regulation or requirement. Separately, if the ED expands the definition of what services or entities fall within the Third-Party Servicer regulations, and/or, if KNA provides financial aid services to more than one Title IV participating institution, it will be required to arrange for an independent auditor to conduct an annual Title IV audit of KNA’s compliance with applicable ED requirements. KNA provides non-financial aid services to institutions such as Purdue University, Wake Forest University, and other Title IV participating institutions. As such, if the Third-Party Servicer regulations or the interpretation of those regulations by the ED change, KNA could be considered a Third-Party Servicer to its multiple client institutions as well.
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
•Liability under the TOSA or any other agreement with any Title IV participating institution for noncompliance with federal, state or accreditation requirements arising from KNA’s conduct; and
•Liability for noncompliance with Title IV or other federal or state requirements occurring prior to the transfer of Kaplan University to Purdue.
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
•    Failure to Comply with the ED’s Title IV Incentive Compensation Rule Could Subject Kaplan to Liabilities, Sanctions and Fines.
Under the ED’s incentive compensation rule, an institution participating in Title IV programs may not provide any commission, bonus or other incentive payment to any person or entity engaged in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV funds if such payment is based directly or indirectly on success in securing enrollments or financial aid. KNA is a third party providing bundled services to Title IV participating institutions, including recruiting and, in the case of Purdue Global, financial aid services. As such, KNA is also subject to the incentive compensation rule and cannot provide any commission, bonus or other incentive payment to any covered employees, subcontractors or other parties engaged in certain student recruiting, admission or financial aid activities based on success in securing enrollments or financial aid. In addition, KNA’s client Title IV institutions’ payments to KNA (including payments under the TOSA with Purdue Global) must comply with revenue sharing guidance provided by the ED related to bundled services agreements. In 2011 guidance, the ED provided that in certain arrangements with Title IV participating institutions where student recruiting services are “bundled” with other non-recruiting services, revenue sharing may be allowable despite the incentive compensation rule’s general prohibition on such revenue sharing with entities or individuals that provide recruiting services. Because this guidance is not codified in any rule or law, but is instead ED guidance on the applicability of the incentive compensation rule, such guidance can be revoked at any time and without notice. The ED has indicated it is considering a change to this guidance as some lawmakers and states, such as California, have publicly called for the revocation of this guidance or sought to introduce federal and state legislation seeking to prevent any such revenue sharing with entities that engage in recruiting students. The change of control of the executive branch in 2021 increased the likelihood of changes to this guidance and to the incentive compensation rule or limitations on the bundled service allowance through additional federal rulemaking. As previously described, the TOSA revenue sharing provisions are deferred purchase price payments rather than payments for services. KNA’s services under the TOSA are paid for as a percentage of KNA’s costs of delivering those services to Purdue Global. KNA cannot predict how the ED or a federal court will interpret, revise or enforce all aspects of the incentive compensation rule or the bundled service revenue sharing guidance in the future or how they would be applied to the TOSA or any of KNA’s agreements by the ED or in any litigation. Any revisions or changes in interpretation or enforcement could require KNA and its client institutions to change their practices or renegotiate the tuition revenue sharing payment terms of KNA’s agreements with such client institutions and could have a material adverse effect on Kaplan’s business and results of operations. Additionally, failure to comply with the incentive compensation rule could result in litigation or enforcement actions against KNA or its clients and could result in liabilities, fines or other sanctions against KNA or its clients, which could have a material adverse effect on Kaplan’s business and results of operations.
•    Failure to Comply with the ED’s Title IV Misrepresentation Regulations Could Subject Kaplan to Liabilities, Sanctions and Fines.
A Title IV participating institution is required to comply with the ED regulations related to misrepresentations and with related federal and state laws. These laws and regulations are broad in scope and may extend to statements by servicers, such as KNA, that provide marketing or certain other services to such institutions. These laws and regulations may also apply to KNA’s employees and agents, with respect to statements addressing the nature of an institution’s programs, financial charges or the employability of its graduates. KNA provides marketing and other services to Title IV participating institutions. On October 31, 2022, the ED published a new final rule governing the “Borrower Defense to Repayment” rules that became effective July 1, 2023. Among other things, the final rule refines the standard for aggressive and deceptive recruitment tactics that might constitute misrepresentation and provides additional bases for future borrowers’ defense claims against their current or former institutions. The failure to comply with these or other federal and state laws and regulations regarding misrepresentation and marketing practices could result in the imposition on KNA or its client institutions of fines, other sanctions or liabilities, including federal student aid repayment obligations to the ED, the termination or limitation of Kaplan’s eligibility to provide services as a third-party servicer to Title IV participating institutions, the termination or limitation of a client institution’s eligibility to participate in the Title IV programs, or legal action by students or other third parties. A violation of misrepresentation regulations or other federal or state laws and regulations applicable to the services KNA provides to its client institutions arising out of statements by KNA, its employees or agents could require KNA to pay the costs associated with indemnifying its client institutions from applicable losses resulting from the violation or could result in termination by such client institutions of their services agreements with KNA.
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
On September 3, 2015, Kaplan sold substantially all of the assets of the former Kaplan Higher Education Campuses (KHE Campuses). As part of the transaction, similar to the transfer of Kaplan University, Kaplan retained liability for the pre-sale conduct of the KHE schools. Although Kaplan no longer owns Kaplan University or the former KHE Campuses, Kaplan may be liable to the current owners of Kaplan University and the former KHE Campuses, for the pre-sale conduct of the schools, and the pre-sale conduct of the schools has been and could be the subject of future compliance reviews, regulatory proceedings or lawsuits that could result in monetary liabilities or fines or other sanctions.
In May 2021, Kaplan received notice from the ED that it would be conducting a fact-finding process pursuant to the borrower defense to repayment regulations to determine the validity of borrower defense to repayment claims and a request for documents related to several of Kaplan’s previously owned schools. In 2021, Kaplan received claims and related information requests seeking discharge of approximately $35 million in loans, excluding interest, from former Kaplan University students. Kaplan believes it has defenses that would bar any student discharge or school liability including that the claims are barred by the applicable statute of limitations, unproven, incomplete and fail to meet regulatory filing requirements. The ED’s process for adjudicating these claims is subject to the borrower defense regulations but it is not clear to what extent the ED will exclude claims based on the underlying statutes of limitations, evidence provided by Kaplan, or any prior investigation related to schools attended by the student applicants. On August 16, 2022, the ED announced the approval of discharges for just under 100 borrowers who had enrolled in the medical assistant  or medical billing and coding program at Kaplan Career Institute’s Kenmore Square location in Massachusetts from July 1, 2011 to February 16, 2012, when the institution stopped enrolling new students. These are borrowers the Massachusetts Attorney General identified as part of an investigation in 2013-2015. The location closed in February 2013. To date, the ED has not sought to recoup any discharged amount from Kaplan. Although the ED did not announce the total amount discharged, Kaplan believes it to be approximately $200,000. Kaplan believes that each of the students subject to discharge was likely previously covered by Kaplan’s prior settlement with the Massachusetts Attorney General through which they should have received refunds of all or part of their tuition.
As part of the Sweet v. Cardona settlement described below, the ED agreed to review any borrower defense applications submitted between June 23, 2022, and November 15, 2022 on an expedited basis. In January 2024, Kaplan was informed that the ED received applications during this time period regarding former Kaplan University and Purdue Global students and Kaplan has begun to receive them. Unknown at this time is the total discharge amount sought or how much of that amount would apply to Kaplan University students. The Sweet v. Cardona settlement requires the ED to adjudicate applications received during the designated time period pursuant to the requirements of the 2016 Borrower Defense Regulation. To the extent these applications apply to Kaplan University, Kaplan anticipates that it will have defenses similar to those described above.
The settlement agreement in Sweet v. Cardona, a case brought by plaintiffs against the ED and described below, discharges all pending BDTR claims against Kaplan filed through the date of the settlement agreement in June 2022. Although the ED may argue that it has the right to separately adjudicate those BDTR claims to attempt to seek recoupment from Kaplan, it is not clear whether a federal court would hold that the Sweet settlement resolves or moots all such claims. As noted above, the Sweet settlement also applies to claims filed prior to November 15, 2022. Although those post-June 23, 2022 claims were not automatically discharged, the settlement commits the ED to adjudicate those claims prior to January 2026.
In any case, Kaplan expects to vigorously defend any attempt by the ED to hold Kaplan liable for any ultimate student discharges and responded to the prior claims with documentary and narrative evidence to refute the allegations, demonstrate their lack of merit and support the denial of all such claims by the ED. Kaplan will similarly respond to all future claims it receives. As noted, if the claims are successful, the ED may seek reimbursement for the amount discharged from Kaplan. If the ED initiates a reimbursement action against Kaplan following approval of additional former students’ borrower defense to repayment applications, Kaplan may be subject to significant liability.
•    Noncompliance with Regulations by KNA’s Client Institutions May Adversely Impact Kaplan’s Results of Operations.
KNA currently provides services to higher education institutions that are heavily regulated by federal and state laws and regulations and by accrediting bodies. Currently, a substantial portion of KNA’s revenue is attributable to service fees and deferred purchase price payments it receives under its agreement with Purdue Global, which, in the case of the deferred purchase price, are dependent upon revenue generated by Purdue Global and upon Purdue Global’s eligibility to participate in the Title IV federal student aid program. To maintain Title IV eligibility, Purdue Global and KNA’s other client institutions must be certified by the ED as eligible institutions, maintain authorizations by applicable state education agencies and be accredited by an accrediting commission recognized by the ED. Purdue Global and KNA’s other client institutions must also comply with the extensive statutory and regulatory requirements of the Higher Education Act and other state and federal laws and accrediting standards relating to their financial aid management, educational programs, financial strength, disbursement and return of Title IV funds, facilities, recruiting practices, representations made by the school and other parties, and various other matters. Additionally, Purdue Global and other client institutions are subject to laws and regulations that, among other things, limit student default rates on the repayment of Title IV loans; permit borrower defenses to repayment of Title IV loans based on certain conduct of the institution; establish specific measures of financial responsibility and administrative capability; regulate the addition of new campuses and programs and other institutional changes; require compliance with state professional licensure board requirements to the extent applicable to institutional programs; require compliance with the Title IV definition of nonprofit institution; and require state authorization and institutional and programmatic accreditation. In addition, the Coronavirus Aid, Relief, and Economic Security (CARES) Act, the Consolidated Appropriations Act of 2021 and subsequent guidance from the ED have created changes in the administration of federal financial assistance programs, the interpretation of which may not yet be fully understood.
If the ED finds that Purdue Global or any other KNA client institution has failed to comply with Title IV requirements or improperly disbursed or retained Title IV program funds, it may take one or more of a number of actions, including: fining the school, requiring the school to repay Title IV program funds, limiting or terminating the school’s eligibility to participate in Title IV programs, initiating an emergency action to suspend the school’s participation in the Title IV programs without prior notice or opportunity for a hearing, transferring the school to a method of Title IV payment that would adversely affect the timing of the institution’s receipt of Title IV funds, requiring the school to submit a letter of credit, denying or refusing to consider the school’s application for renewal of its certification to participate in the Title IV programs or for approval to add a new campus or educational program, requiring the institution to comply with additional regulatory requirements reserved for schools not meeting the definition of a nonprofit institution including 90/10 and Gainful Employment requirements, and/or referring the matter for possible civil or criminal investigation. There can be no assurance that the ED will not take any of these or other actions in the future, whether as a result of lawsuits, program reviews or otherwise. In addition, on August 18, 2022 the ED granted Purdue Global a new provisional certification (“PPPA”) until June 30, 2024. Under this most recent PPPA, Purdue Global must apply for and receive approval for expansion or any substantial change before it may award, disburse or distribute Title IV funds based on the substantial change. Substantial changes generally include, but are not limited to: (a) the establishment of an additional location; (b) an increase in the level of academic offering beyond those listed in the institution’s Eligibility and Certification Approval Report; (c) the addition of any educational program (including degree, non-degree or short-term training programs), or (d) the addition of any new degree program. In addition, the institution must pay any liabilities found in a currently open program review prior to the expiration of the PPPA. Purdue Global must also quarterly inform the ED of any governmental investigations involving the university as well as provide a summary of any student complaints. The provisional certification ends upon the ED’s notification to the institution of the ED’s decision to grant or deny a six-year certification to participate in the Title IV, Higher Education Act programs. If Purdue Global or another KNA client institution loses or has limits placed on its Title IV eligibility, accreditation or state licensure, or if Purdue Global or another KNA client institution is subject to fines, repayment obligations or other adverse actions owing to its or Kaplan’s noncompliance with Title IV regulations, accreditor or state agency requirements, or other state or federal laws, Kaplan’s financial results of operations could be adversely affected. Additionally, as a prior owner of Title IV institutions, KNA may retain certain liability for student loans related to the current or future BDTR applications described above or future similar applications.
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
•a reduction or loss in KNA’s revenues under the TOSA or other client agreements if Purdue Global or any other client institution is subject to fines, repayment obligations or other adverse actions owing to noncompliance by the institution (or Kaplan) with Title IV, accreditor or state agency requirements;
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
•    Kaplan May Fail to Realize the Anticipated Benefits of the Purdue Global Transaction.
Kaplan’s ability to realize the anticipated benefits of the Purdue Global transaction will depend, in part, on its ability to successfully and efficiently provide services to Purdue Global. Achieving the anticipated benefits is subject to a number of uncertainties, including whether the services can be provided in the manner and at the cost Kaplan anticipated and whether Purdue Global is able to realize anticipated student enrollment levels. If Kaplan is unable to effectively execute its post-transaction strategy, it may take longer than anticipated to achieve the benefits of the transaction or it may not realize those benefits at all. In 2022 Purdue Global began working with KNA to provide certain human resources, finance and accounting, facility management, and communications services itself, in-house. The TOSA (Kaplan’s service agreement with Purdue Global) acknowledges that the Purdue Global Board of Trustees controls the university. While the TOSA provides financial protections to Kaplan to ensure payment of certain of its fees, actions by Purdue Global that change university policies, direct the provision of certain non-

academic service functions, or increase costs associated with the non-academic service functions could impact Kaplan’s ability to achieve the benefits of the transaction.
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
The laws, regulations and other requirements applicable to KNA or any KNA client institutions are subject to change and to interpretation. Regulations drafted as a result of the 2021 Negotiated Rulemaking and released in 2022 and effective in July 2023 include restrictions on revenue-sharing arrangements between universities and former university owners, as discussed above. This could impact KNA Higher Education managed service provider contracts with Purdue Global. In addition, any change in general to the currently allowed revenue sharing requirements or limitations could impact other KNA client institutions such as Wake Forest, Purdue, Creighton, or Lynn (or others). These and other regulatory, policy or legal changes could include imposing outcome metrics on universities, a form of free community college, and changes to the financial aid system, including broad loan forgiveness. In addition, the 2021 Negotiated Rulemaking also resulted in new rules that cover, in part, rules related to the borrower defense to repayment adjudication process and recovery from institutions, closed school loan discharges, disability loan discharges, public loan forgiveness, income-driven repayment plans and arbitration agreements. The ED also changed the Title IV definition of “nonprofit” institution to generally exclude from that definition any institution that is an obligor on a debt owed to a former owner of the institution or maintains a revenue-based service agreement with a former owner of the institution. Such regulatory changes as well as those described above could subject Purdue Global to additional regulatory requirements. The new rules and changes to existing rules became effective July 1, 2023. In addition, there are other factors related to Purdue Global’s and other client institutions’ compliance with federal, state and accrediting agency requirements—many of which are largely outside of Kaplan’s control—that could have a material adverse effect on Purdue Global’s and other client institutions’ revenues and, in turn, on Kaplan’s operating results, including, for example:
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
Compliance reviews and litigation: Institutions participating in the Title IV programs, including Purdue Global and other client institutions, are subject to program reviews, audits, investigations and other compliance reviews conducted by various regulatory agencies and auditors, including, among others, the ED, the ED’s Office of the Inspector General, accrediting bodies and state and various other federal agencies, as well as annual audits by an independent certified public accountant of compliance with Title IV statutory and regulatory requirements. Purdue Global and other client institutions may also be subject to various lawsuits and claims related to a variety of matters, including but not limited to alleged violations of federal and state laws and accrediting agency requirements. These compliance reviews and litigation matters could extend to activities conducted by KNA on behalf of Purdue Global or other client institutions and to KNA itself as a third-party servicer subject to Title IV regulations.
Legislative and regulatory change: Congress periodically revises the Higher Education Act and other laws and enacts new laws governing the Title IV programs and annually determines the funding level for each Title IV program and may make changes in the laws at any time. The ED and other federal and state agencies may also issue new regulations and guidance or change their interpretation of regulations at any time. For example, on October 27, 2022 and October 31, 2022 the ED released new final regulations (effective July 1, 2023) that further change the borrower defense regulations, including changes affecting the ability of student borrowers to obtain discharges of their obligations to repay certain Title IV loans that were first disbursed on or after July 1, 2023; relating to recoupment of BDTR discharges from institutions; adding a new definition for nonprofit institutions that limits the ability of such institutions to contract with former owners; and, establishing new accountability rules for colleges and universities undergoing changes in ownership. The application of these regulations to KNA for loans disbursed between July 1, 2017, and March 22, 2018, the close of the Purdue Global transaction, could materially affect Kaplan’s revenues. Additionally, changes to the ability of students to discharge loans owing to prior school closures could impose liability on Kaplan for loans made to students at institutions previously owned by Kaplan and closed during Kaplan’s ownership. Any action by Congress or the ED that significantly reduces funding for Title IV programs or the ability of Purdue Global or other client institutions to receive funding through these programs could reduce Purdue Global’s or other client institutions’ enrollments and tuition revenues and, in turn, the revenues KNA receives under the TOSA or other agreements. Any action by Congress or the ED that impacts the ability of Purdue Global to contract with KNA to receive a share of revenue as deferred payment for the sale of Kaplan University or the ability of KNA to contract with any client institution to provide bundled services in exchange for a share of tuition revenue could require KNA to modify the TOSA, other agreements or its practices and could impact the revenues KNA may receive under such agreements. Congress, the ED and other federal and state regulators may create new laws or take actions that may require Purdue Global, other client institutions or KNA to modify practices in ways that could have a material adverse effect on Kaplan’s business and results of operations.
Increased regulatory scrutiny of postsecondary education and service providers: The increased scrutiny of online schools that offer programs similar to those offered by Purdue Global or other client institutions and of service providers that provide services similar to Kaplan’s has resulted, and may continue to result, in additional enforcement actions, investigations and lawsuits by the ED, other federal agencies, Congress, state Attorneys General and state licensing agencies, or private plaintiffs. Recent enforcement actions have resulted in substantial liabilities, restrictions and sanctions and in some cases have led to the loss of Title IV eligibility and closure of institutions. The change of control of the executive branch and Congress in 2021 could increase the amount of regulation and scrutiny of service companies like Kaplan and online schools like Kaplan’s client institutions, and has resulted in new regulations as described in part above. This increased activity and other current and future activity may result in further legislation, rulemaking and other governmental actions affecting the amount of student financial assistance for which Purdue Global’s or other client institutions’ students are eligible, or Kaplan’s participation in Title IV programs as a third-party servicer to Purdue Global or such other client institutions. In addition, increased scrutiny and legislative proposals restricting the ability of entities like KNA that provide certain admissions-related services to Title IV participating institutions under revenue sharing arrangements could impact KNA agreements. Such scrutiny could result in requests to Kaplan for information or negative publicity that could adversely affect KNA and its client institutions.
•    Reductions in the Use of Standardized Tests in the Admissions Process by Colleges or Graduate Schools and Increased Competition Could Reduce Demand for KNA Supplemental Education Test Preparation Offerings.
KNA Supplemental Education Exam Preparation provides courses that prepare students for a broad range of admissions examinations that are considered by colleges and graduate schools. Historically, colleges and graduate schools have required standardized tests as part of the admissions process. Certain colleges have moved away from the historical reliance on standardized admissions tests. Reductions in the use of standardized tests in college or graduate school admissions processes have had and could continue to have an adverse effect on KNA’s operating results.
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
Historically, television broadcasting has been viewed as a cost-effective method of delivering various forms of advertising. There can be no guarantee that this historical perception will guide future decisions by advertisers. To the extent that advertisers shift advertising expenditures, including local advertising, away from broadcast television to other media outlets, including digital distribution platforms, the profitability of the Company’s television broadcasting business could be adversely affected.

•    Increased Competition Resulting from Technological Innovations in News, Information and Video Programming Distribution Systems and Changing Consumer Behavior Could Adversely Affect the Company’s Operating Results.
The continuing growth and technological expansion of internet-based services has increased competitive pressure on the Company’s media businesses. Examples of such developments include delivery of programming via online platforms, including both ad-supported and subscription video programming services and the national broadcast networks’ direct-to-consumer services, technologies that enable users to fast-forward or skip advertisements, and devices that allow users to consume content on demand and in remote locations while avoiding traditional commercial advertisements or cable and satellite subscriptions. Changing consumer behavior may also put pressure on the Company’s media businesses to change traditional distribution methods. The Company obtains significant revenue from its retransmission consent agreements with traditional cable and satellite distributors. These payments are calculated on a per-subscriber basis, so that payments to the Company may decrease as customers “cut the cord” and cancel their cable and satellite subscriptions. The Company also receives payments for the distribution of its stations’ signals on certain internet-based services; however, these revenues may be less than those received from traditional cable and satellite distribution. Anticipating and adapting to changes in technology and consumer behavior on a timely basis will affect the ability of the Company’s media businesses to continue to increase their revenue. The development and deployment of new technologies and changing consumer behavior have the potential to negatively and significantly affect the Company’s media businesses in ways that cannot now be reliably predicted and that may have a material adverse effect on the Company’s operating results.
•    Changes in the Nature and Extent of Government Regulations Could Adversely Affect the Company’s Television Broadcasting Business and Other Businesses.
The Company’s television broadcasting business operates in a highly regulated environment. Complying with applicable regulations has significantly increased, and may continue to increase, the costs, and has reduced the revenues, of the business. Changes in regulations have the potential to negatively impact the television broadcasting business, not only by increasing compliance costs and reducing revenues through restrictions on certain types of advertising, limitations on pricing flexibility, or other means, but also by possibly creating more favorable regulatory environments for the providers of competing services, including unregulated digital programming distribution platforms. In addition, changes to the FCC’s rules governing broadcast ownership may affect the Company’s ability to expand its television broadcasting business and/or may enable the Company’s competitors to improve their market positions through consolidation. More generally, significant changes in applicable regulations could adversely affect the profitability and/or competitive positions of the Company’s businesses.
•    Transition to New Technical Standards for Broadcast Television Stations May Alter the Competitive Environment in the Company’s Stations’ Markets or Cause the Company to Incur Increased Costs.
The Company cannot predict how the market will evolve as the new broadcast television station technical standard, ATSC 3.0, is made available in a growing number of television markets across the country; today, ATSC 3.0 streams are available in more than 70 markets. Competing stations that transition to ATSC 3.0 may increase competition for the Company’s stations and/or create competitive pressure for the Company’s stations to launch ATSC 3.0 streams. As noted above, GMG stations WDIV-TV, WKMG-TV, WSLS-TV, and KPRC-TV have begun broadcasting ATSC 3.0 streams, and it is anticipated that KSAT-TV, WJXT-TV and WCWJ-TV will launch ATSC 3.0 streams this year. The pace of transition to the ATSC 3.0 broadcasting standard may also be affected by the availability of ATSC 3.0-capable consumer devices. Equipment manufacturers began releasing certain TV models with built-in ATSC 3.0-capable receivers in 2020, and an increasing number of external tuners or converter boxes are available, but ATSC 3.0-capable consumer devices are not yet widely available or in use in the U.S. The ongoing transition to ATSC 3.0 may cause the Company to incur substantial costs over time. More generally, the deployment of ATSC 3.0 may have other material effects on the Company’s media businesses that cannot now be reliably predicted and that may have a material adverse effect on the Company’s operating results.

•    Changes in MVPD Subscriber Numbers, Retransmission Consent Fees, “Reverse Retransmission Consent” Payments to the Networks, and Broadcast Exclusivity Could Adversely Affect the Company’s Revenues.
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
As the national networks have launched and continue to invest in their direct-to-consumer platforms, an increasing amount of network programming that was once available exclusively on an in-market network-affiliated station is now being made available on ad-supported or subscription services, either exclusively or simultaneously with its over-the-air broadcast. The diminishing program exclusivity provided by network affiliation could decrease local broadcasters’ leverage in retransmission consent negotiations with MVPDs.
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

•Federal and State Changes to Reimbursement and Other Aspects of Medicare and Medicaid Could Have a Material Adverse Effect on the Company’s Healthcare Business
The Company’s Healthcare business derives revenue primarily from Medicare. Payments received from Medicare are subject to changes made through federal legislation. When changes are implemented, internal billing processes and procedures must be modified, which can require significant time and expense. These changes can include changes to base payments, adjustments for home health services, changes to cap limits and per diem rates for hospice services, changes to Medicare eligibility and documentation requirements and changes designed to restrict utilization. Health care reform and legislation and continuing efforts of governmental payors to contain health care costs could decrease payments made for services. Within the Medicare program, the hospice benefit is often specifically targeted for cuts. Reimbursement payments under governmental payor programs, including Medicare supplemental insurance policies, may not remain at levels comparable to present levels or be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to these programs. Any such changes, including retroactive adjustments, could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.
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
•    Value-based Purchasing Could Negatively Impact Medicare Reimbursement.
Both private and government payors are increasingly looking to value-based purchasing to lower costs. Value-based purchasing focuses on quality of outcomes and care efficiency, rather than quantity of care. Effective January 1, 2023, under the 2022 Home Health final rule for Medicare home health providers, value-based purchasing was expanded to all 50 states. Under the expanded model, home health agencies receive adjustments to their Medicare fee-for-service payments based on their performance against a set of quality measures, relative to their peers’ performance. Performance on these quality measures in a specified year (performance year) impacts payment adjustments in a later year (payment year). The Home Health Final Rule for 2024, published on November 1, 2023, contained many changes that will impact the home health value-based purchasing model in 2025. However, the value-based purchasing model will remain unchanged in 2024, with the baseline year of 2022 still in effect. CMS could also create a similar plan for hospice providers in the future. Private and government payors’ implementation of value-based purchasing requirements could negatively impact Medicare reimbursement and have an adverse effect on GHG’s financial condition, results of operations and overall cash flows.
•The Company’s Healthcare Business is Limited in its Ability to Control Rates Received for its Services Which Could Materially Adversely Affect its Business if it is Unable to Maintain or Reduce Costs to Provide Such Services.
Medicare is the primary payor for the Company’s Healthcare business and rates are established through federal legislation. Additionally, non-Medicare rates are difficult to negotiate because such payors are under pressure to reduce their own costs. As a result, the Healthcare business must manage costs in order to achieve a desired level of profitability including, but not limited to, centralization of various processes, utilization of technology and management of the number of employees utilized. If the Healthcare business is unable to streamline its processes and reduce costs, its business and consolidated financial condition, results of operations and cash flows could be materially adversely affected.
Risks Related to the Company’s Automotive Businesses
•Termination or Non-renewal of a Dealership Agreement by an Automobile Manufacturer and Limitations on the Company’s Ability to Acquire Additional Dealerships Could Adversely Affect the Company’s Automotive Business and Results of Operations.
The Company’s automobile dealerships are dependent on maintaining strong relationships with manufacturers, and the Company’s ownership and operation of automobile dealerships is subject to its ability to comply with various requirements established by automobile manufacturers. The Company’s dealerships operate under separate agreements with each applicable automobile manufacturer. Manufacturers may terminate their agreements for a variety of reasons, including a dealership’s failure to meet a manufacturer’s standards for financial and sales performance, customer satisfaction, facilities and the quality of dealership management; and any unapproved change in ownership or management. These agreements also limit the Company’s ability to acquire multiple dealerships of the same brand within a particular market and preclude the Company from establishing new dealerships within an area already served by another dealer of the same vehicle brand. In addition, dealerships controlled by related parties of the management team operating the Company’s dealerships may restrict the

Company’s ability to acquire new dealerships within an area in which such dealerships operate. Manufacturers also have the right of first refusal if the Company seeks to sell dealerships and may limit the Company’s ability to transfer ownership of a dealership without the prior approval of the manufacturer. Failure to maintain ownership of the dealerships in compliance with manufacturer agreements could constitute a breach of the agreements and could result in termination or non-renewal of existing dealer agreements. If one of the Company’s manufacturers does not renew its dealer agreement or terminates the agreement, the Company’s dealership would be unable to sell or distribute new vehicles or perform manufacturer-authorized warranty service, which would adversely affect the Company’s automotive business.
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
Risks Related to the Company’s Other Businesses
•If Saatchi Art Group, Society6 and WGB are Unable to Attract and Retain Artists, Customers and Visitors, and Successfully Drive Traffic to their Marketplaces and Media Properties their Business and Results of Operations Would be Adversely Affected.
Saatchi Art Group’s business and results of operation depend upon attracting and retaining artists whose artwork adds value to the marketplaces and that consumers want to purchase, and upon attracting customers who convert into new and repeat purchasers. Saatchi Art Group must continue to ensure there is a strong value proposition for artists to join and remain in the marketplace due to the quality of the service offered and the sales commissions they can generate. Society6 Group’s business and results of operation depend upon attracting and retaining artists who upload quality content that consumers want to purchase and upon attracting and retaining customers who convert into new and repeat purchasers. Their ability to attract new customers, some of whom may already purchase similar products from competitors, depends in part on their ability to successfully drive traffic to their marketplaces using social media platforms, email marketing campaigns and promotions, paid referrals, and search engines.
In order for WGB’s business to grow, WGB must attract new visitors to its media properties and retain its existing visitors. WGB’s success in attracting traffic to its media properties and converting these visitors into repeat users depends, in part, upon WGB’s ability to identify, create and distribute high-quality and reliable content and WGB’s ability to meet rapidly changing consumer demand. WGB may not be able to identify and create the desired content or produce an engaging user experience in a cost-effective or timely manner, if at all. WGB depends on search engines, primarily Google, to direct a significant amount of traffic to its media and marketplace properties, and WGB utilizes search engine optimization efforts to help generate search referral traffic to its media and marketplace properties. Changes in the methodologies or algorithms used by search engines to display results could cause WGB’s properties to receive less favorable placements in the search results. If WGB is unable to successfully modify its search engine optimization practices in response to changes regularly implemented by search engine algorithms and in search query trends, or if WGB is unable to generate increased or diversified traffic from other sources such as social media, email, direct navigation and online marketing activities, WGB could experience substantial declines in traffic to its media properties which would adversely impact WGB’s business and results of operations.
•If WGB is Unable to Effectively Distribute its Media Content on Social Media Platforms or Mobile Devices, WGB’s Business and Results of Operation Could Be Negatively Impacted.
The number of people who access the internet through mobile devices such as smartphones and tablets, rather than through desktop or laptop computers, has increased substantially in recent years. Additionally, individuals are increasingly consuming publisher content through social media platforms. If WGB cannot effectively distribute its media content, products and services on these devices or through these platforms, WGB could experience a decline in visits and traffic and a corresponding decline in revenue. Consumption of WGB’s media content on mobile devices rather than through desktop or laptop computers decreases revenue per visits. As a result of these factors, the increasing use of mobile devices and social media platforms to access WGB’s content could negatively impact its business and results of operations.
•Failure to Recruit and Retain Employees in the Company’s Restaurants Could Adversely Impact the Company’s Restaurant Business.
Historically, competition among restaurant companies for qualified management and staff has been very high. The Company’s ability to recruit and retain managers and staff to operate the Company’s restaurants is critical to a customer’s dining experience. Failure to recruit and retain employees, low levels of unemployment or high turnover levels could negatively affect the Company’s restaurant business. Tipped wage legislation is presenting new challenges to balance menu pricing, service standards, staffing levels, operating costs and public awareness as new wage laws are implemented.
•Food-Borne Illness Concerns and Damage to the Company’s Reputation Could Harm the Company’s Restaurant Business.
Historically, reports of food-borne illness or food safety issues at restaurants, even if caused by food suppliers or distributors, have had negative effects on restaurant sales. Because food safety issues could be experienced at the source by food suppliers or distributors, food safety could, in part, be out of the Company’s control. Even instances of food-borne illness at a location served by one of the Company’s competitors could result in negative publicity regarding the food service industry generally and could negatively impact restaurant revenue. Regardless of the source or cause, negative publicity about food-borne illness or other food safety issues could adversely impact the Company’s reputation. Similarly, publicity about litigation, violence, complaints, or government investigations could have a negative effect on restaurant sales.
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
•    Changes in Business Conditions Have Caused and May in the Future Cause Goodwill and Other Intangible Assets to Become Impaired.
Goodwill generally represents the purchase price paid in excess of the fair value of net tangible and intangible assets acquired in a business combination. Goodwill is not amortized and remains on the Company’s balance sheet indefinitely unless there is an impairment or a sale of a portion of the business. Goodwill is subject to an impairment test on an annual basis and when circumstances indicate that an impairment is more likely than not. Such circumstances include an adverse change in the business climate for one of the Company’s businesses or a decision to dispose of a business or a significant portion of a business. Each of the Company’s businesses faces uncertainty in its business environment due to a variety of factors, including challenges in operating environments created by the COVID-19 pandemic and changes in demand for products and services. In the third quarter of 2023, the Company recorded a goodwill impairment of $50.2 million at WGB and $47.8 million at Dekko. Additional declines in revenue could result in adverse changes in projections for future operating results or other key assumptions, such as projected revenue, profit margin, capital expenditures or cash flows associated with fair value estimates and could lead to additional future impairments, which could be material. The Company may experience other unforeseen circumstances that adversely affect the value of the Company’s goodwill or intangible assets and trigger an evaluation of the amount of the recorded goodwill and intangible assets. There also exists a reasonable possibility that changes to the discounted cash-flow model used to perform the quantitative goodwill impairment review, including a decrease in the assumed projected cash flows or long-term growth rate, or an increase in the discount rate assumption, could result in an impairment charge. Future write-offs of goodwill or other intangible assets as a result of an impairment in the business could materially adversely affect the Company’s results of operations and financial condition.

•Changes in International Income Tax Laws Could Subject the Company to Increased Taxes and Increased Compliance Costs
Many countries have proposed or enacted changes to their tax laws to implement a minimum 15% tax rate on certain multinational companies based on a set of rules known as Pillar Two issued by the Organization for Economic Co-operation and Development (OECD). Global tax developments, such as Pillar Two, could subject the Company to increased taxes and increased compliance costs.
Risks Related to Cybersecurity, Privacy, Artificial Intelligence and Intellectual Property
•    System Disruptions and Security Threats to the Company’s Information Technology Infrastructure Could Have a Material Adverse Effect on Its Businesses and Results of Operations.
The Company relies extensively on information technology systems, networks and services, including internet sites, data hosting and processing facilities and tools and other hardware, software and technical platforms, some of which are managed, hosted, provided and/or used by third parties or their vendors, to assist in conducting the Company’s business.
The Company’s systems and the third-party systems on which it relies are subject to damage or interruption from a number of causes, including but not limited to power outages; computer and telecommunications failures; computer viruses; industry-wide software supply chain vulnerabilities, security breaches; cyberattacks, including phishing and other forms of social engineering, hacking, denial-of-service attacks, cyber extortion, including the use of ransomware and other actions or attempts to exploit vulnerabilities; catastrophic events such as fires, floods, earthquakes, tornadoes and hurricanes; infectious disease outbreaks (such as COVID-19); acts of war or terrorism; and design or usage errors by our employees, contractors or third-party service providers. The techniques used by computer hackers and cyber criminals to obtain unauthorized access to data or to sabotage computer systems change frequently, continue to grow in sophistication and volume, and may not be detected until after an incident has occurred. These techniques include using artificial intelligence (AI), including generative AI to enhance their attacks, which may increase our cybersecurity risk. Although the Company and the third-party service providers seek to maintain their respective systems effectively and to successfully address the risk of compromise of the integrity, security and consistent operations of these systems, such efforts may not be successful. As a result, the Company or its service providers could experience errors, interruptions, delays or cessations of service in key portions of the Company’s information technology infrastructure, which could significantly disrupt its operations, including manufacturing production delays, and be costly, time-consuming and resource-intensive to remedy. Any security breach or unauthorized access also could result in a misappropriation of the Company’s proprietary information or the proprietary information of the Company’s users, customers or partners, which could result in significant legal and financial exposure and damage to the Company’s reputation. If an actual or perceived breach of the Company’s security occurs, or if the Company’s consumer-facing sites become the subject of external attacks that affect or disrupt service or availability, the market perception of the effectiveness of the Company’s security measures could be harmed and the Company could lose users, customers, advertisers or partners, all of which could have a material adverse effect on the Company’s business, financial condition and results of operations. Any security breach at a company providing services to the Company or the Company’s users, including third-party payment processors, could have similar effects and the Company may not be fully indemnified for the costs it may incur as a result of any such breach. To the extent that such vulnerabilities require remediation, such remedial measures could require significant resources and may not be implemented before such vulnerabilities are exploited. As the cybersecurity landscape evolves, the Company may also find it necessary to make significant further investments to protect data and infrastructure, including continuing to evaluate control changes and investments needed to support an increased remote workforce. Any of these events could have a material adverse effect on the

Company’s businesses and results of operations. Sustained or repeated system failures or security breaches that interrupt the Company’s ability to process information in a timely manner or that result in a breach of proprietary or personal information could have a material adverse effect on the Company’s operations and reputation. In addition, minor incidents, even if dealt with promptly, could lead to severe legal, financial and reputational issues, such as investigations by authorities, enforcement, lawsuits and negative publicity, and a collection of incidents, though not considered material individually at the time they occur, may be deemed material later in the aggregate.
•    Failure to Comply with Privacy Laws or Regulations Could Have an Adverse Effect on the Company’s Businesses.
Various U.S. federal, state and international laws and regulations govern the collection, use, retention, sharing and security of personal data. This area of the law is evolving, and interpretations of applicable laws and regulations differ. Legislative activity in the privacy area may result in new laws that are relevant to the Company’s operations, including restrictions on the collection, use and sharing of personal data that could limit our ability to use the data for marketing or advertising, and could result in exposure to material liability. For example, data privacy regulations adopted by the EU known as the General Data Protection Regulation (GDPR), became effective in May 2018. These regulations require certain of the Company’s operations to meet extensive requirements regarding the handling of personal data, including its use, protection and transfer. In addition, the GDPR provides the legal right for persons whose data is stored to request access to or correction or deletion of their personal data, among other rights. Failure to meet the applicable requirements in the GDPR could result in fines of up to 4% of the Company’s annual global revenues. In addition to the GDPR in Europe, new privacy laws and regulations are rapidly developing and being implemented elsewhere around the globe, including amendments to the scope, penalties and other provisions of existing data protection laws. Failure to comply with these international data protection laws and regulations could have a negative impact on the Company’s reputation and subject the Company to significant fines, penalties or other liabilities or restrict the Company’s ability to continue operating its existing business processes, all of which may increase the cost of operations, reduce customer growth, or otherwise harm the Company’s business.
The California Consumer Privacy Act of 2018 (CCPA), which became effective on January 1, 2020, provided a new private right of action for data breaches and requires companies that process personal information pertaining to California residents to make disclosures to consumers about their data collection, use and sharing practices and allows consumers to opt out of certain data sharing with third parties. The enforcement of the CCPA by the California Attorney General commenced on July 1, 2020. In November 2020, the California Privacy Rights Act (CPRA) was approved by California voters, and went into effect on January 1, 2023. The CPRA included new requirements that were not in the CCPA. Similar privacy laws also went into effect in Virginia, Colorado, Connecticut and Utah during 2023, other privacy laws have been passed that will go into effect in 2024 and 2025, and data privacy bills continue to be introduced at the state level. There are also comprehensive privacy bills that have been introduced at the U.S. federal level. In addition to the comprehensive privacy laws and bills, the recent emergence of new AI tools has raised some additional information security and privacy issues. There are currently numerous bills for new laws to regulate the use of AI both at the U.S. federal and state level, and in other locations in which the Company does business such as the EU. The passage of any additional laws could result in further uncertainty and cause the Company to incur additional costs and expenses in order to comply. Compliance with the GDPR, the CCPA, the CPRA and other applicable international and U.S. privacy laws can be costly and time-consuming. If the Company fails to properly respond to security breaches of its or its third-party’s information technology systems or fails to properly respond to an individual’s requests under these laws, the Company could experience damage to its reputation, adverse publicity, loss of consumer confidence, reduced sales and profits, complications in executing the Company’s growth initiatives and regulatory and legal risk, including criminal penalties or civil liabilities.
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
•Uncertainty in the Development, Deployment, and use of AI in the Company’s Products and Services, as well as its Businesses More Broadly, Could Adversely Affect the Company’s Business and Reputation.
The Company is building and expects to use systems and tools that incorporate AI-based technologies, including generative AI, for its customers and workforce. The development, adoption and use of generative AI technology remains in early stages, and effective or inadequate AI or generative AI development or deployment practices by the Company or third parties could result in unintended consequences. For example, AI algorithms that the Company uses may be flawed or may be (or perceived to be) based on datasets that are biased or insufficient. In addition there is uncertainty around the validity and enforceability of intellectual property rights related to the Company’s development, deployment and use of AI. Compliance with new or changing laws, regulations or industry standards relating to AI may impose significant operational costs and may limit the Company’s ability to develop, deploy or use AI technologies. Failure to appropriately respond to this evolving landscape may result in legal liability, regulatory action or brand and reputational harm.
•Potential Liability for Intellectual Property Infringement Could Adversely Affect the Company’s Businesses.
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
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 1C. Cybersecurity.
Cybersecurity Risk Management and Strategy.
The Company is a holding company and its business units are decentralized. Together with its business units, the Company maintains a risk-based information security program establishing administrative, technical, and physical safeguards that are designed for the size, scope and type of the Company’s businesses.
The information security program is designed to protect the confidentiality, integrity, and availability of the Company’s information systems and data, and safeguard information systems and data in accordance with applicable local, state, federal or international laws, regulations, or standards.
The Company’s information security program is risk-based; the Company and its business units perform business impact assessments and risk assessments on a regular basis to calibrate areas of focus. Cybersecurity risks are evaluated as a part of the broader risk management activities at the Company.
The Company and its business units leverage several information security controls frameworks, standards and best practices with the International Organization for Standardizations (ISO) 27001 used as the overarching framework. The ISO 27001 establishes a multi-pronged information security standard for organizations to manage information security risks, build cyber resilience, and improve operations.
Third-party service provider risk management is one of many components of the Company’s information security program. The Company and its business units use a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties that could adversely impact the Company. This approach may include, but is not limited to, reviewing and assessing providers’ cybersecurity maturity, conducting diligence on certain providers’ information security programs, and/or imposing contractual obligations on the provider depending on the type and quantity of data involved, the access provided to Company systems, the type of provider and the criticality of outsourced operations.
The Company maintains an incident response plan that is distributed to its business units for customization according to their specific operations and internal reporting structures. The Company leverages third-party cybersecurity experts to review the response plan and facilitate incident response exercises for its business units. The Company licenses third-party software that provides incident response simulation capabilities and playbooks and makes that available to its business units and also retains a third-party cybersecurity firm to provide assistance if needed during a cybersecurity incident.
The Company and its business units engage third parties to assess various aspects of the information security program, provide threat intelligence, perform external audits, perform penetration testing, and provide other services as needed.
The Company and its business units have not been materially affected by risks from cybersecurity threats, For a discussion of whether and how any risks from cybersecurity threats are reasonably likely to materially affect the Company, see Item 1A Risk Factors.

Governance.
The Board of Directors has delegated oversight of risks related to cybersecurity to the Audit Committee which reports on its risk management activities, including risks arising from cybersecurity threats, to the full Board. The Company’s Vice President of Information Security and Privacy reports to the Audit Committee on an annual basis. In addition, the Audit Committee receives quarterly updates as part of the disclosure control process and updates, as needed, for significant issues.
The annual report to the Audit Committee includes an overview of multiple topics, such as current cybersecurity threats; other cybersecurity risks, including operational, legal/regulatory, and reputational risks; a status summary of company-wide metrics relating to information security controls (e.g., controls addressing vulnerability and patch management, web and mobile application security, administrative access, incident response capability, compliance activities, disaster recovery, sensitive data inventory, and phishing prevention); and planned information security initiatives.
At the Company’s corporate level, the Information Security and Privacy team monitors the prevention, detection and remediation of cybersecurity incidents and coordinates with the Company’s business units to assess information security posture and risk. This coordination includes, for example, performing business impact assessments, conducting risk assessments, and testing and evaluating key aspects of business units’ information security programs, the results of which are reported to the Company’s senior management and the Audit Committee as appropriate.
The Company’s Information Security and Privacy team is led by the VP of Information Security and Privacy who reports to the Company’s Chief Financial Officer. She joined the Company in 2003 and has more than 30 years of relevant experience. Before joining the Company, she served as the federal government and southeast region leader of Guardent (now part of Verisign), a security and privacy consulting and managed security services company. Prior to Guardent, she worked at PricewaterhouseCoopers LLP in the Technology Risk Services consulting practice. She is a strategic advisor to several organizations in the information security and privacy field and is a Certified Information Systems Security Professional (CISSP), and a Certified Information Privacy Professional (CIPP).
Members of the Company’s Information Security and Privacy team have an average of more than 20 years of information security and compliance experience, spanning diverse environments and industries, government agencies, and public and private companies. All members of the core team maintain cybersecurity certifications and attend regular training programs relating to information security, privacy and compliance.
The Company views information security as a shared responsibility. It requires employees to complete information security and privacy awareness training and sends out regular communications on information security and privacy topics. Developers are trained regularly on secure coding practices and the Company mandates that every business unit perform phishing exercises quarterly. Some employees receive additional in-depth training related to their individual job responsibilities.
Item 2. Properties.
The Company leases space for its corporate offices in Arlington, VA.
In the education segment, Kaplan owns a total of seven properties, including six in the U.S. totaling approximately 46,319 square feet and one property in South Kensington, London, U.K. used for school and dormitory space. Kaplan also leases facilities used for offices, instruction and student dormitories in the U.S., the U.K., Ireland, Germany, France, Switzerland, Spain, Singapore, Australia and India. In 2017, Kaplan International entered into a 135-year lease of land in Liverpool, U.K. on which it completed the construction of college and/or dormitory space that opened in January 2020. Kaplan International’s other significant space is dormitory space leased in Nottingham, Glasgow, Bournemouth and Brighton, U.K.
In the television broadcasting segment, Graham Media Group owns all six of its studio facilities in Houston, TX, Detroit, MI, Orlando, FL, San Antonio, TX, Jacksonville, FL, and Roanoke, VA. GMG owns the tower facilities in its San Antonio, TX, Detroit, MI, and Roanoke, VA markets and jointly owns the transmitter facilities in Jacksonville, FL, Orlando, FL, and Houston, TX.
In the healthcare segment, Graham Healthcare Group leases 49 facilities for nursing and other office space across 15 states to support its home health, hospice, pharmacy infusion, physician practices and behavioral services and leases 12 facilities through its joint ventures with health systems and physician groups. GHG also owns two properties that are used for pharmacy infusion services (Nash, TX) and home health and hospice administrative services (Lapeer, MI).

In the manufacturing segment, Hoover owns 11 properties in AR, CA, FL, GA, MI, NC, PA, TX, VA, WA, and WV. Dekko owns 5 properties in IN, TX, AL and Juarez, Mexico; and Joyce/Dayton owns 3 properties in OH and IN, which are used for manufacturing, warehouse and office space. The remaining office and manufacturing facilities are leased, including one manufacturing facility in Monterrey, Mexico.
In the automotive segment, Graham Automotive owns properties for its Honda of Tysons Corner dealership in VA, Toyota of Woodbridge dealership in VA, Chrysler-Dodge-Jeep-Ram of Woodbridge dealership in VA, and Toyota of Richmond dealership in VA. It leases 12 additional properties that serve as the sales and service departments for its Lexus of Rockville, Ourisman Jeep, Ford of Manassas, and Kia of Bethesda dealerships, along with a service facility for Roda.
The businesses that comprise the Company’s other businesses lease space for their operations, including office space and retail locations in DC, MD, VA, NY, NJ, IL, GA, MA and PA, and manufacturing facilities in KY and NJ for Framebridge; restaurant facilities in DC, MD, and VA for Clyde’s; office space in NY and DC for Slate; office space in DC for Foreign Policy; and office space in CA, CO, the U.K. and Australia for Saatchi Art Group, Society6 and WGB.
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
PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information and Holders
The Company’s Class B Common Stock is traded on the NYSE under the symbol “GHC.” The Company’s Class A Common Stock is not publicly traded.
At January 31, 2024, there were 27 holders of record of the Company’s Class A Common Stock and 319 holders of record of the Company’s Class B Common Stock.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the quarter ended December 31, 2023, the Company purchased shares of its Class B Common Stock as set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan(2)
2023
October 1 - 31	39,091	$591.21	39,091	297,575
November 1 - 30	25,166	617.93	25,166	272,409
December 1 - 31	36,006	669.13	36,006	236,403
Total	100,263	$625.90	100,263
____________
(1) Average price paid per share includes costs associated with repurchases, including commissions and excise taxes.
(2) On May 4, 2023, the Company’s Board of Directors authorized the Company to purchase, on the open market or otherwise, up to 500,000 shares of its Class B Common Stock. This authorization includes shares that remained under the previous authorization. There is no expiration date for this authorization. All purchases made during the quarter ended December 31, 2023, were open market transactions and some of these shares were purchased under a 10b5-1 plan.

Performance Graph
The following graph is a comparison of the yearly percentage change in the Company’s cumulative total shareholder return with the cumulative total return of the Standard & Poor’s 500 Stock Index (S&P 500 Index) and a custom peer group index comprised of a composite group of education and television broadcasting companies. The S&P 500 Index is comprised of 500 U.S. companies in the industrial, transportation, utilities and financial industries and is weighted by market capitalization. The custom peer group of composite companies includes Adtalem Global Education Inc., Chegg, Inc., The E.W. Scripps Company, Grand Canyon Education Inc., Nexstar Media Group Inc., Gray Television Inc., New Oriental Education & Technology Group Inc., Pearson plc and Tegna Inc. The graph reflects the investment of $100 on December 31, 2018, in the Company’s Class B Common Stock, the Standard & Poor’s 500 Stock Index and the custom peer group index of composite companies. For purposes of this graph, it has been assumed that dividends were reinvested on the date paid in the case of the Company, and on a quarterly basis in the case of the S&P 500 Index and the custom peer group index of composite companies.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN
$250
$200
$150
$100
$50
$0
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Graham Holdings Company
S&P 500 Index
Peer Group

December 31	2018	2019	2020	2021	2022	2023
Graham Holdings Company	100.00	100.57	85.16	101.56	98.48	114.79
S&P 500 Index	100.00	131.49	155.68	200.37	164.08	207.21
Composite Peer Group	100.00	131.96	174.75	88.32	106.27	120.58
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
Equity Price Risk.  The Company has common stock investments in several publicly traded companies (as discussed in Note 4 to the Company’s Consolidated Financial Statements) that are subject to market price volatility. The fair value of these common stock investments totaled $690.2 million at December 31, 2023.

Interest Rate Risk.  The Company manages the risk associated with interest rate movements through the use of a combination of variable and fixed-rate debt.
At December 31, 2023, the Company had $400 million principal amount of 5.75% unsecured fixed-rate notes due June 1, 2026 (the Notes). At December 31, 2023, the aggregate fair value of the Notes, based upon quoted market prices, was $400.4 million. There were no earnings or liquidity risks associated with the Company’s Notes. The fair value of the Notes varies with fluctuations in market interest rates. A 100 basis point decrease in market interest rates would increase the fair value of the Notes by $9.0 million at December 31, 2023 using a yield to maturity. A 100 basis point increase in market interest rates would decrease the fair value of the Notes by $8.8 million at December 31, 2023, using a yield to maturity. The Company also had approximately $26 million of other fixed-rate debt, primarily relating to the healthcare business.
At December 31, 2023, the Company had approximately $538 million of variable-rate debt, including floor plan facility obligations. Approximately $74.6 million of this debt is hedged by an interest rate swap. The Company is subject to earnings and liquidity risks for changes in the interest rate on the unhedged portion of this debt. A 100 basis point increase in the applicable floating rates for the unhedged portions of our variable-rate debt would increase annual interest expense by approximately $4.6 million.
Foreign Exchange Rate Risk.  The Company is exposed to foreign exchange rate risk primarily at its Kaplan international operations, and the primary exposure relates to the exchange rate between the U.S. dollar and the British pound, the Australian dollar, and the Singapore dollar. In 2023, 2022 and 2021 the Company reported net foreign currency losses of $1.1 million, $2.0 million and $0.2 million, respectively.
If the values of the British pound, the Australian dollar, and the Singapore dollar relative to the U.S. dollar had been 10% lower than the values that prevailed during 2023, the Company’s pre-tax income for 2023 would have been approximately $15 million lower. Conversely, if such values had been 10% higher, the Company’s reported pre-tax income for 2023 would have been approximately $15 million higher.
Item 8. Financial Statements and Supplementary Data.
See the Company’s Consolidated Financial Statements at December 31, 2023, and for the periods then ended, together with the report of PricewaterhouseCoopers LLP thereon, which are included in this Annual Report on Form 10-K and listed in the index to financial information on page 51 hereof.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and the Company’s Chief Financial Officer (principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of December 31, 2023. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
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
The Company’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Management has concluded that as of December 31, 2023, the Company’s internal control over financial reporting was effective based on these criteria.

As permitted under Securities and Exchange Commission guidelines for newly acquired businesses, management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2023 excluded the Ourisman Toyota of Richmond dealership, which was acquired by our automotive subsidiary on September 27, 2023. The operating results of this Toyota dealership are included in our consolidated financial statements for the periods subsequent to acquisition and represent less than 1% of total assets and approximately 1% of revenue as of and for the year ended December 31, 2023. This Toyota dealership will be included in management’s assessment of internal control over financial reporting in fiscal year 2024.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
Rule 10b5-1 Trading Plans
For the three months ended December 31, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information contained under the heading “Executive Officers” in Item 1 hereof and the information contained under the headings “Nominees for Election by Class A Shareholders,” “Nominees for Election by Class B Shareholders,” “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for the Company’s 2024 Annual Meeting of Stockholders is incorporated herein by reference thereto.
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
In addition to the certifications of the Company’s Chief Executive Officer and Chief Financial Officer filed as exhibits to this Annual Report on Form 10-K, on May 31, 2023, the Company’s Chief Executive Officer submitted to the New York Stock Exchange the annual certification regarding compliance with the NYSE’s corporate governance listing standards required by Section 303A.12(a) of the NYSE Listed Company Manual.
Item 11. Executive Compensation.
The information contained under the headings “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation” and “Compensation Committee Report” in the definitive Proxy Statement for the Company’s 2024 Annual Meeting of Stockholders is incorporated herein by reference thereto.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information contained under the heading “Stock Holdings of Certain Beneficial Owners and Management” in the definitive Proxy Statement for the Company’s 2024 Annual Meeting of Stockholders is incorporated herein by reference thereto.

Item 13. Certain Relationships and Related Transactions and Director Independence.
The information contained under the headings “Transactions With Related Persons, Promoters and Certain Control Persons” and “Controlled Company” in the definitive Proxy Statement for the Company’s 2024 Annual Meeting of Stockholders is incorporated herein by reference thereto.
Item 14. Principal Accounting Fees and Services.
The information contained under the heading “Audit Committee Report” in the definitive Proxy Statement for the Company’s 2024 Annual Meeting of Stockholders is incorporated herein by reference thereto.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
The following documents are filed as part of this report:
1.     Financial Statements.  As listed in the index to financial information on page 51 hereof.
2.     Exhibits.  As listed in the index to exhibits on page 48 hereof.
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

10.5
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

Exhibit Number	Description

10.6
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

10.7
Graham Holdings Company 2022 Incentive Compensation Plan, effective May 5, 2022, filed as Appendix A to the Company’s Proxy Statement on Form DEF 14A for the fiscal year ended December 31, 2021, and incorporated herein by reference.*

10.8
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

10.11
Letter Agreement between the Company and Timothy J. O’Shaughnessy, dated October 20, 2014 (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).*

10.12
Letter Agreement between the Company and Andrew S. Rosen, dated April 7, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).*

10.13
Letter Agreement between the Company and Jacob M. Maas, dated August 24, 2015 (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018).*

21	List of subsidiaries of the Company.
23	Consent of independent registered public accounting firm.
24	Power of Attorney dated January 18, 2024.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer.
97	Graham Holdings Company Clawback Policy
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File, formatted in Inline XBRL and included as Exhibit 101
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2024.

GRAHAM HOLDINGS COMPANY
(Registrant)

By	/s/ Wallace R. Cooney
Wallace R. Cooney
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 23, 2024:

Timothy J. O’Shaughnessy	President, Chief Executive Officer (Principal Executive Officer) and Director
Wallace R. Cooney	Chief Financial Officer (Principal Financial Officer)
Marcel A. Snyman	Principal Accounting Officer
Anne M. Mulcahy	Chair of the Board
Donald E. Graham	Chairman Emeritus
Tony Allen	Director
Danielle Conley	Director
Christopher C. Davis	Director
Thomas S. Gayner	Director
G. Richard Wagoner, Jr.	Director
Katharine Weymouth	Director

By	/s/ Wallace R. Cooney
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
This analysis should be read in conjunction with the Consolidated Financial Statements and the notes thereto. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Graham Holdings Company’s 2022 Annual Report on Form 10-K for management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021.
OVERVIEW
Graham Holdings Company (the Company) is a diversified holding company whose operations include educational services, television broadcasting, manufacturing, healthcare and automotive dealerships. The Company has seven reportable segments and a group of companies that make up Other Businesses. The Company’s business units are diverse and subject to different trends and risks.
Education is the largest operating division of the Company, making up 36% of the Company’s consolidated revenues in 2023. Through its subsidiary Kaplan, Inc., the Company provides extensive worldwide education services for individuals, schools and businesses. The Company has devoted significant resources and attention to this division for many years, given its geographic and product diversity, the investment opportunities and growth prospects during this time, and challenges related to government regulation. Kaplan is organized into the following three operating segments: Kaplan International, Kaplan Higher Education (KHE) and Supplemental Education.
Kaplan International reported revenue growth for 2023 due largely to increases at Pathways, Australia, Languages and UK Professional, partially offset by a decline at Singapore. Kaplan International operating results increased in 2023 due to improved results at Australia, Pathways and Languages, partially offset by a decline at UK Professional. KHE revenue and operating results increased in 2023 due to an increase in the Purdue University Global (Purdue Global) fee recorded. Supplemental Education revenues declined in 2023 due to lower demand for graduate and pre-college test preparation programs, while demand for professional programs remained stable; operating results improved in 2023 due to savings from reduced headcount.
The Company’s second largest business is television broadcasting. The Company’s television broadcasting division reported lower revenues and operating income in 2023, due largely to a significant reduction in political advertising revenue from the 2022 election cycle. Retransmission revenues, net of network fee expense, trended down modestly in 2023 with this trend expected to continue in the future due largely to adverse subscriber trends from cord cutting. In recent years, the television broadcasting division has consistently generated significantly higher operating income amounts and operating income margins than the education division and the Company’s other reporting segments.
The Company’s manufacturing division has provided meaningful operating cash flow over the last few years, although revenues and operating results at Dekko have been adversely impacted by lower product demand, particularly in the commercial office electrical products sector. Graham Healthcare Group (GHG) has grown substantially over the last few years and provided meaningful operating cash flow from acquisitions and internal growth. GHG has expanded from its home health and hospice operations into new lines of business, largely from significant growth at CSI Pharmacy Holding Company, LLC (CSI), which provides nursing care and prescription services for patients receiving in-home infusion treatments. Automotive revenues, operating income and operating cash flow grew in 2023 due to acquisitions, internal growth and a favorable operating environment.
The Company’s other businesses include several investment stage businesses as well as investments into new lines of business over the last few years. In total, there are ten operating business units that make up this group in three categories: retail, media and specialty. The largest of these businesses from a revenue standpoint is Clyde’s Restaurant Group (CRG), followed by the combined three former Leaf businesses, and then Framebridge, a custom framing service company. In 2023, CRG, Slate and Foreign Policy each reported positive operating income, while the other businesses each reported operating losses, which were significant at the combined three former Leaf businesses and Framebridge.
The Company generates a significant amount of cash from its businesses that is used to support its operations, pay down debt and fund capital expenditures, share repurchases, dividends, acquisitions and other investments.
RESULTS OF OPERATIONS
Net income attributable to common shares was $205.3 million ($43.82 per share) for the year ended December 31, 2023, compared to $67.1 million ($13.79 per share) for the year ended December 31, 2022.

Items included in the Company’s net income for 2023 are listed below:
•a $7.0 million net credit related to fair value changes in contingent consideration from prior acquisitions (after-tax impact of $6.5 million, or $1.38 per share);
•$99.1 million in goodwill and other long-lived asset impairment charges (after-tax impact of $88.9 million, or $18.97 per share);
•$9.9 million in expenses related to non-operating Separation Incentive Programs (SIPs) at other businesses and the education and television broadcasting divisions (after-tax impact of $7.3 million, or $1.57 per share);
•$138.1 million in net gains on marketable equity securities (after-tax impact of $102.7 million, or $21.93 per share);
•$16.0 million in net losses of affiliates whose operations are not managed by the Company (after-tax impact of $11.9 million, or $2.53 per share);
•a non-operating gain of $10.0 million on the sale of Pinna (after-tax impact of $7.4 million, or $1.59 per share);
•Non-operating gains, net, of $3.4 million from write-ups, sales and impairments of cost method investments (after-tax impact of $2.5 million, or $0.54 per share);
•a $4.6 million credit to interest expense resulting from gains realized related to the termination of interest rate swaps (after-tax impact of $3.3 million, or $0.72 per share); and
•$10.1 million in interest expense to adjust the fair value of the mandatorily redeemable noncontrolling interest (after-tax impact of $9.6 million, or $2.05 per share).
Items included in the Company’s net income for 2022 are listed below:
•a $6.1 million net credit related to fair value changes in contingent consideration from prior acquisitions (after-tax impact of $6.1 million or $1.25 per share);
◦$129.0 million in goodwill and other long-lived asset impairment charges (after-tax impact of $117.0 million, or $24.06 per share) recorded in the fourth quarter;
◦$3.6 million in expenses related to a non-operating SIP at the education division (after-tax impact of $2.7 million, or $0.56 per share) recorded in the fourth quarter;
◦$139.6 million in net losses on marketable equity securities (after-tax impact of $102.8 million, or $21.14 per share);
◦$11.8 million in net losses of affiliates whose operations are not managed by the Company (after-tax impact of $8.7 million, or $1.79 per share);
•a fourth quarter gain of $18.4 million on the sale of CyberVista (after-tax impact of $13.5 million, or $2.78 per share);
•Non-operating gains, net, of $9.5 million from write-ups, sales and impairments of cost and equity method investments (after-tax impact of $7.1 million, or $1.45 per share); and
◦$16.5 million in interest expense to adjust the fair value of the mandatorily redeemable noncontrolling interest (after-tax impact of $15.4 million, or $3.17 per share).
Revenue for 2023 was $4,414.9 million, up 12% from $3,924.5 million in 2022. Revenues increased at education, healthcare and automotive, partially offset by declines at television broadcasting, manufacturing and other businesses. Operating costs and expenses for the year increased to $4,345.5 million in 2023, from $3,840.6 million in 2022. Expenses in 2023 increased at education, television broadcasting, manufacturing, healthcare and automotive, partially offset by a decrease at other businesses. The Company reported operating income for 2023 of $69.4 million, compared to $83.9 million in 2022. The decrease in operating results is due to goodwill impairment charges at World of Good Brands (WGB, formerly Leaf Media) and Dekko and declines at television broadcasting and manufacturing, partially offset by increases at education, healthcare and automotive, and reduced losses at other businesses due to goodwill and other long-lived asset impairment charges in 2022 at Society6 and Saatchi Art (both formerly included in Leaf Marketplace).
Division Results
Education
Education division revenue in 2023 totaled $1,587.6 million, up 11% from $1,427.9 million in 2022. Kaplan reported operating income of $104.5 million for 2023, an increase from $82.9 million in 2022.

In the second quarter of 2023, Kaplan modified its segment reporting for Kaplan India, a shared services center that supports Higher Education (previously included in Kaplan corporate and other); prior periods have been reclassified to conform with the current presentation.
A summary of Kaplan’s operating results is as follows:

	Year Ended December 31
(in thousands)	2023	2022	% Change
Revenue
Kaplan international	$966,879	$816,239	18
Higher education	326,961	310,407	5
Supplemental education	292,776	301,625	(3)
Kaplan corporate and other	11,012	9,853	12
Intersegment elimination	(10,047)	(10,209)	—
	$1,587,581	$1,427,915	11
Operating Income (Loss)
Kaplan international	$87,530	$72,066	21
Higher education	38,942	24,819	57
Supplemental education	22,472	21,069	7
Kaplan corporate and other	(29,891)	(18,806)	(59)
Amortization of intangible assets	(14,076)	(16,170)	13
Impairment of long-lived assets	(477)	—	—
Intersegment elimination	(29)	(45)	—
	$104,471	$82,933	26
Kaplan International includes postsecondary education, professional training and language training businesses largely outside the United States. Kaplan International revenue increased 18% in 2023 (18% on a constant currency basis). The increase in 2023 is due largely to growth at Pathways, Australia, Languages and UK Professional, partially offset by a decline at Singapore. Kaplan International reported operating income of $87.5 million in 2023, compared to $72.1 million in 2022. The increase is due largely to improved results at Australia, Pathways and Languages, partially offset by a decline at UK Professional.
Higher Education includes the results of Kaplan as a service provider to higher education institutions. Higher Education revenue increased 5% in 2023 due largely to an increase in the Purdue Global fee recorded. In 2023 and 2022, Kaplan recorded a portion of the fee with Purdue Global based on an assessment of its collectability under the TOSA. Enrollments at Purdue Global for 2023 finished 4% higher compared with the end of 2022. The Company will continue to assess the collectability of the fee with Purdue Global on a quarterly basis to make a determination as to whether to record all or part of the fee in the future and whether to make adjustments to fee amounts recognized in earlier periods. During 2023 and 2022, Kaplan recorded $50.3 million and $38.9 million, respectively, in fees from Purdue Global in its Higher Education operating results. Higher Education results improved in 2023 due to an increase in the Purdue Global fee recorded and improved results from other higher education development programs.
Supplemental Education includes Kaplan’s standardized test preparation programs and domestic professional and other continuing education businesses. Supplemental Education revenue declined 3% in 2023, driven mostly by softness in Real Estate, Securities and Medical Licensure test preparation, offset in part by growth in CFP, CFA, Architecture and Engineering and MCAT test preparation and publishing activities. Overall, demand for graduate and pre-college test preparation programs has declined due to the strength of U.S. employment markets and the decline in test takers, while demand for professional programs remained stable. Operating results improved in 2023 due to savings from reduced headcount, partially offset by lower revenues.
In the fourth quarter of 2022, Kaplan implemented a SIP to reduce the number of employees at Supplemental Education and Higher Education, which was funded by the assets of the Company’s pension plan. In connection with the SIP, the Company recorded $3.6 million in non-operating pension expense in the fourth quarter of 2022.
Kaplan corporate and other represents unallocated expenses of Kaplan, Inc.’s corporate office, other minor businesses and certain shared activities. Overall, Kaplan corporate and other expenses increased in 2023 due to higher incentive compensation costs compared to 2022.

Television Broadcasting
A summary of television broadcasting’s operating results is as follows:

	Year Ended December 31
(in thousands)	2023	2022	% Change
Revenue	$472,436	$535,651	(12)
Operating Income	133,938	201,879	(34)
Graham Media Group, Inc. (GMG) owns seven television stations located in Houston, TX; Detroit, MI; Orlando, FL; San Antonio, TX; Jacksonville, FL; and Roanoke, VA, as well as SocialNewsDesk, a provider of social media management tools designed to connect newsrooms with their users. Revenue at the television broadcasting division decreased 12% to $472.4 million in 2023, from $535.7 million in 2022. The revenue decline is due primarily to a $57.8 million decline in political advertising revenue. The revenue decline is also due to winter Olympics and Super Bowl advertising revenue at the Company’s NBC affiliates in the first quarter of 2022, as well as a small decline in retransmission revenues. Operating income for 2023 declined 34% to $133.9 million, from $201.9 million in 2022, due to reduced revenues and higher network fees. While per subscriber rates from cable, satellite and OTT providers have grown, overall cable and satellite subscribers are down due to cord cutting, resulting in retransmission revenue net of network fees in 2023 to be down modestly compared with 2022, and this trend is expected to continue in the future. Operating margin at the television broadcasting division was 28% in 2023 and 38% in 2022.
GMG's media hubs continued to sustain their competitiveness among local news stations in their respective markets. In the traditional broadcasting space, KSAT in San Antonio and WJXT in Jacksonville wrapped up the year with top-rated news broadcasts at 6 a.m., 6 p.m., and late evenings within the crucial 25-54 demographic. Throughout 2023, KPRC in Houston secured a strong second-place position in morning, evening, and late newscasts. Similarly, WDIV in Detroit achieved the top-rated news broadcast at 6 p.m. and secured a second-place finish in both 6 a.m. and 11 p.m. newscasts. At 11 p.m., WKMG delivered its most competitive performance among their key newscasts, securing a third-place finish. Additionally, the 6 a.m. and 6 p.m. newscasts claimed the fourth position in the Orlando market. In Roanoke, WSLS delivered a third-place finish at 6 a.m., 6 p.m. and 11 p.m. On the digital front, GMG's streaming platforms reported sustained growth in live stream hours watched. GMG's Insider membership registrations maintained an upward trajectory, and the local media sites concluded another year as the leading local media platforms in their respective markets.
Manufacturing
A summary of manufacturing’s operating results is as follows:

	Year Ended December 31
(in thousands)	2023	2022	% Change
Revenue	$447,910	$486,643	(8)
Operating (Loss) Income	(16,793)	33,707	—
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
Manufacturing revenues decreased 8% in 2023 due to lower revenues at Hoover and Dekko, partially offset by increased revenues at Joyce and Forney. The revenue decline in 2023 at Hoover is due to lower wood prices and a decrease in overall product demand, partially offset by increased rates. Revenues declined at Dekko due largely to lower product demand, particularly in the commercial office electrical products sector. Overall, Hoover results included wood gains on inventory sales in 2023 and 2022, with gains in 2023 higher than the prior year. Manufacturing operating results declined in 2023 due primarily to a $47.8 million goodwill impairment charge at Dekko, resulting from continued sustained weakness in demand for certain Dekko power and data products, primarily in the commercial office sector. Excluding the impairment charge at Dekko, manufacturing results were down in 2023, due to declines at Dekko, partially offset by improved results at Hoover, Joyce and Forney. Excluding the impact of wood gains and losses, Hoover results were down modestly in 2023.

Healthcare
A summary of healthcare’s operating results is as follows:

	Year Ended December 31
(in thousands)	2023	2022	% Change
Revenue	$459,481	$326,000	41
Operating Income	23,845	15,265	56
GHG provides home health and hospice services in seven states. GHG also provides other healthcare services, including nursing care and prescription services for patients receiving in-home infusion treatments through its 86.7% interest in CSI. In May 2022, GHG acquired two small businesses, one of which expanded GHG’s home health operations into Kansas and Missouri. In July 2022, GHG acquired a 100% interest in a multi-state provider of Applied Behavior Analysis clinics and in August 2022, GHG acquired two small businesses, which expanded GHG’s hospice services into Missouri and Ohio. Healthcare revenues increased 41% in 2023, largely due to significant growth at CSI and from businesses acquired in 2022, along with growth in home health and hospice services.
In January 2022, GHG implemented a pension credit retention program in order to improve employee retention and utilize the Company’s surplus pension assets. The GHG program offers a pension credit up to $50,000 per employee, cliff vested after three years of continuous employment for certain existing employees and new employees. GHG recorded pension expense of $13.5 million and $10.5 million related to this program in 2023 and 2022, respectively.
The improvement in GHG operating results in 2023 is due largely to improved results at CSI and in home health and hospice, partly offset by increased net losses from newly acquired businesses.
The Company also holds interests in four home health and hospice joint ventures managed by GHG, whose results are included in equity in earnings of affiliates in the Company’s Consolidated Statements of Operations. In 2023 and 2022, the Company recorded equity in earnings of $9.9 million and $8.1 million, respectively, from these joint ventures. During the first quarter of 2022, GHG, through its Residential Home Health Illinois and Residential Hospice Illinois affiliates, acquired an interest in the home health and hospice assets of NorthShore University HealthSystem, an integrated healthcare delivery system serving patients throughout the Chicago, IL area. The transaction resulted in a decrease to GHG’s interest in Residential Hospice Illinois and a $0.6 million non-operating gain was recorded in the first quarter of 2022 related to the change in interest.
Automotive
A summary of automotive’s operating results is as follows:

	Year Ended December 31
(in thousands)	2023	2022	% Change
Revenue	$1,079,893	$734,185	47
Operating Income	39,258	34,633	13
Automotive includes eight automotive dealerships in the Washington, D.C. metropolitan area and Richmond, VA: Ourisman Lexus of Rockville, Ourisman Honda of Tysons Corner, Ourisman Jeep Bethesda, Ourisman Ford of Manassas, and Toyota of Woodbridge and Ourisman Chrysler-Dodge-Jeep-Ram (CDJR) of Woodbridge, which were acquired on July 5, 2022 from the Lustine Automotive Group, and Ourisman Toyota of Richmond, which was acquired on September 27, 2023 from McGeorge Toyota. The automotive group was awarded a Kia Open Point dealership in Bethesda, MD which commenced operations at the end of December 2023. Christopher J. Ourisman, a member of the Ourisman Automotive Group family of dealerships, and his team of industry professionals operates and manages the dealerships; the Company holds a 90% stake.
Revenues for 2023 increased 47% due to the acquisitions of the Toyota of Woodbridge, CDJR of Woodbridge and Toyota of Richmond dealerships and sales growth at the other dealerships, except for the Jeep dealership, which had lower revenues due to a decline in new vehicle sales. Additionally, all of the dealerships reported sales growth for services and parts in 2023. Operating results for 2023 improved due largely to the Toyota of Woodbridge, CDJR of Woodbridge and Toyota of Richmond acquisitions, and improved results at the Honda and Lexus dealerships, partially offset by declines at the Jeep dealership due primarily to a reduction in new vehicle sales and related margins, and declines at the Ford dealership in margins on new vehicle sales.

Other Businesses
A summary of revenue by category for other businesses:

	Year Ended December 31
(in thousands)	2023	2022	% Change
Operating Revenues
Retail (1)	$124,323	$163,570	(24)
Media (2)	106,236	126,095	(16)
Specialty (3)	139,094	126,419	10
	$369,653	$416,084	(11)
____________

(1)	Includes Society6 and Saatchi Art (formerly Leaf Marketplace) and Framebridge
(2)	Includes WGB (formerly Leaf Media), Code3, Slate, Foreign Policy, Pinna and City Cast
(3)	Includes CRG, Decile and CyberVista
Overall, revenue from other businesses declined 11% in 2023. Retail revenue declined largely due to significantly lower revenue at Society6, partially offset by revenue growth at Framebridge. Media revenue declined due to lower revenue at WGB and Code3, partially offset by revenue growth at Slate, Foreign Policy and City Cast. Specialty revenue increased due to revenue growth at CRG. Excluding the former Leaf businesses, revenues from other businesses increased in 2023.
Overall, operating results at other businesses improved in 2023 due largely to $129.0 million in goodwill and other long-lived assets impairment charges at the former Leaf businesses recorded in the fourth quarter of 2022, partially offset by a $50.2 million goodwill impairment charge recorded at WGB in the third quarter of 2023. Excluding these impairment charges, operating results declined in 2023, due to increased losses at the former Leaf businesses, Framebridge, Decile and City Cast, partially offset by improved results at Slate, Foreign Policy, CRG and Code3, and a reduction in losses due to the sales of CyberVista and Pinna.
Leaf Group
On June 14, 2021, the Company acquired Leaf Group Ltd. (Leaf), a consumer internet company, headquartered in Santa Monica, CA, that builds enduring, creator-driven brands that reach passionate audiences in large and growing lifestyle categories, including fitness and wellness (Well+Good and Livestrong.com), and home, art and design (Saatchi Art, Society6 and Hunker).
In the second quarter of 2023, the Company restructured Leaf into three stand-alone businesses: Society6 (formerly included in Leaf Marketplace), Saatchi Art (formerly included in Leaf Marketplace) and WGB (formerly Leaf Media). The transition process for this restructuring involves various cost reduction initiatives, including elimination of shared services costs and functions; transitioning financial and human resources systems; and rationalizing physical facilities and data centers. In the first and second quarters of 2023, Leaf implemented a SIP to reduce the number of employees, which was funded by the assets of the Company’s pension plan; $2.9 million and $3.9 million in related non-operating pension expense was recorded in the first and second quarters of 2023, respectively. Each of Society6, Saatchi Art and WGB is continuing with the transition and cost reduction process, which is expected to be largely completed by the end of the second quarter of 2024.
Revenues at each of the three Leaf businesses declined in 2023, with substantial declines at Society6 and WGB. Revenue decreases at Society6 are due to declines in traffic, conversion rates and related sales for both direct to consumer and business to business categories; revenue declines at WGB are due to reduced traffic and the soft digital advertising market for both direct and programmatic categories. Overall, the former Leaf businesses reported significant operating losses for 2023 and 2022. Excluding impairment charges, losses increased in 2023.
As a result of the substantial digital advertising revenue declines and continued significant operating losses at WGB, the Company recorded a $50.2 million goodwill impairment charge in the third quarter of 2023. As a result of the substantial revenue declines and significant operating losses at the former Leaf businesses in the fourth quarter of 2022, the Company recorded $129.0 million in goodwill and intangible asset impairment charges.
Clyde’s Restaurant Group
CRG owns and operates 12 restaurants and entertainment venues in the Washington, D.C. metropolitan area, including Old Ebbitt Grill and The Hamilton. Both revenues and operating results improved in 2023 due to strong guest traffic, modest price increases, and the absence of any significant adverse impact from the COVID-19 pandemic. Operating results in 2022 benefited from a favorable rent concession recorded in the second quarter of 2022.

CRG plans to open new restaurants in Baltimore, MD; Washington, D.C.; and Reston, VA in mid 2024, late 2024 and late 2025, respectively.
Framebridge
Framebridge is a custom framing service company, headquartered in Washington, D.C., with 22 retail locations in the Washington, D.C., New York City, Atlanta, GA, Philadelphia, PA, Boston, MA and Chicago, IL areas and two manufacturing facilities in Kentucky and New Jersey. Framebridge continues to actively explore opportunities for further store expansion. Revenues increased in 2023 due to an increase in retail revenue from same-store sales growth and operating additional retail stores compared to the same periods of 2022. Framebridge is an investment stage business and reported significant operating losses in 2023 and 2022.
Other
Other businesses also include Code3, a performance marketing agency focused on driving performance for brands through three core elements of digital success: media, creative and commerce; Slate and Foreign Policy, which publish online and print magazines and websites; and two investment stage businesses, Decile and City Cast. Losses from City Cast, Decile and Code3 in 2023 adversely affected operating results, while Slate and Foreign Policy each reported an operating profit.
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
Other businesses also included CyberVista, which was sold in October 2022 when the Company announced a strategic merger of CyberVista and CyberWire, a B2B cybersecurity audio network to form a new parent company, N2K Networks. In connection with the merger, the Company recorded an $18.4 million non-cash, non-operating gain. The Company’s investment in N2K Networks is reported as an equity method investment.
In the first and second quarters of 2023, Code3 implemented a SIP to reduce the number of employees, which was funded by the assets of the Company’s pension plan; $1.9 million in related non-operating pension expense was recorded in the first half of 2023.
Corporate Office
Corporate office includes the expenses of the Company’s corporate office, certain continuing obligations related to prior business dispositions, and a net credit recorded in each of 2023 and 2022 from fair value changes in contingent consideration related to the Framebridge acquisition.
Equity in Losses of Affiliates
At December 31, 2023, the Company held an approximate 18% interest in Intersection Holdings, LLC (Intersection), a company that provides digital marketing and advertising services and products for cities, transit systems, airports, and other public and private spaces; a 49.9% interest in N2K Networks on a fully diluted basis; and a 42.2% interest in Realm on a fully diluted basis. The Company also holds interests in several other affiliates, including a number of home health and hospice joint ventures managed by GHG and two joint ventures managed by Kaplan. Overall, the Company recorded equity in losses of affiliates of $5.2 million for 2023, compared to $2.8 million for 2022. These amounts include $16.0 million and $11.8 million in net losses for 2023 and 2022, respectively, from affiliates whose operations are not managed by the Company.
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

The Company incurred net interest expense of $56.2 million in 2023, compared to $51.2 million in 2022. The Company recorded net interest expense of $10.1 million and $16.5 million in 2023 and 2022, respectively, to adjust the fair value of the mandatorily redeemable noncontrolling interest at GHG. Excluding these adjustments, the increase in net interest expense relates primarily to increased debt at the automotive dealerships and higher interest rates on the Company’s variable debt.
At December 31, 2023, the Company had $811.8 million in borrowings outstanding at an average interest rate of 6.4%, and cash, marketable equity securities and other investments of $898.9 million. At December 31, 2023, the Company had $97.9 million outstanding on its $300 million revolving credit facility. At December 31, 2022, the Company had $726.4 million in borrowings outstanding at an average interest rate of 5.7%, and cash, marketable equity securities and other investments of $812.8 million.
Non-Operating Pension and Postretirement Benefit Income, Net
The Company recorded net non-operating pension and postretirement benefit income of $133.8 million in 2023, compared to $197.9 million in 2022.
In the fourth quarter of 2023, the Company recorded $0.2 million in expenses related to a non-operating SIP at the television broadcasting division. In the second quarter of 2023, the Company recorded $5.5 million in expenses related to non-operating SIPs at other businesses and the education and television broadcasting divisions. In the first quarter of 2023, the Company recorded $4.1 million in expenses related to non-operating SIPs at other businesses. In the fourth quarter of 2022, the Company recorded $3.6 million in expenses related to a non-operating SIP at the education division.
Gain (Loss) on Marketable Equity Securities, Net
The Company recognized $138.1 million in net gains on marketable equity securities in 2023 compared to $139.6 million in net losses in 2022.
Other Non-Operating Income
The Company recorded total other non-operating income, net, of $19.1 million in 2023, compared to $33.5 million in 2022. The 2023 amounts included a non-cash gain of $10.0 million on the sale of Pinna; $5.6 million in gains related to sales of businesses and contingent consideration; a $3.1 million increase in the fair value of cost method investments; a $1.0 million gain on sales of cost method investments, and other items; partially offset by $1.1 million in foreign currency losses and a $0.5 million impairment on a cost method investment. The 2022 amounts included a non-cash gain of $18.4 million on the sale of CyberVista; $4.3 million in gains related to sales of businesses and contingent consideration; a $6.9 million increase in the fair value of cost method investments; $3.3 million in gains on sales of cost method investments; a $0.6 million gain on sale of an equity affiliate, and other items; partially offset by $2.0 million in foreign currency losses and a $1.3 million impairment on a cost method investment.
Provision for Income Taxes
The Company’s effective tax rates for 2023 and 2022 were 29.2% and 42.1%, respectively. The Company’s effective tax rates in 2023 and 2022 were unfavorably impacted by permanent differences related to the goodwill and intangible asset impairment charges and the interest expense recorded to adjust the fair value of the mandatorily redeemable noncontrolling interest at GHG. Excluding the impact of these items, the overall income tax rates for 2023 and 2022 were 24.0% and 24.1%, respectively.
FINANCIAL CONDITION: LIQUIDITY AND CAPITAL RESOURCES
The Company considers the following when assessing its liquidity and capital resources:

	As of December 31
(In thousands)	2023	2022
Cash and cash equivalents	$169,897	$169,319
Restricted cash	31,994	21,113
Investments in marketable equity securities and other investments	697,028	622,408
Total debt	811,833	726,360
Cash generated by operations is the Company’s primary source of liquidity. The Company maintains investments in a portfolio of marketable equity securities, which is considered when assessing the Company’s sources of liquidity. An additional source of liquidity includes the undrawn portion of the Company’s $300 million five-year revolving credit facility, amounting to $202.1 million at December 31, 2023.

During 2023, the Company’s cash and cash equivalents increased by $0.6 million, due to cash generated from operations, proceeds from the sale of marketable equity securities, net proceeds from vehicle floor plan payable, and net borrowings, which were offset by share repurchases, acquisitions, capital expenditures, a loan to a related party, additional investments in marketable equity securities and equity affiliates, and dividend payments. In 2023, the Company’s borrowings increased by $85.5 million, primarily due to the issuance of the term loan and new loans at the automotive subsidiary, offset by repayments under the revolving credit facility and commercial notes at the automotive subsidiary.
As of December 31, 2023 and 2022, the Company had money market investments of $5.6 million and $7.7 million, that were included in cash and cash equivalents. At December 31, 2023, the Company held approximately $138 million in cash and cash equivalents in businesses domiciled outside the U.S., of which approximately $8 million is not available for immediate use in operations or for distribution. Additionally, Kaplan’s business operations outside the U.S. retain cash balances to support ongoing working capital requirements, capital expenditures, and regulatory requirements. As a result, the Company considers a significant portion of the cash and cash equivalents balance held outside the U.S. as not readily available for use in U.S. operations.
At December 31, 2023, the fair value of the Company’s investments in marketable equity securities was $690.2 million, which includes investments in the common stock of four publicly traded companies. The Company purchased $4.6 million of marketable equity securities during 2023, excluding $1.5 million that was purchased in December 2022, but settled in January 2023. During 2023, the Company sold marketable equity securities that generated proceeds of $62.0 million. At December 31, 2023, the net unrealized gain related to the Company’s investments totaled $464.2 million.
In April 2023, the Company entered into a term note agreement to loan Intersection $30.0 million at an interest rate of 9% per annum. The principal and interest on the note are payable in monthly installments over 5 years with the final payment due by May 2028. The outstanding balance on this loan was $28.8 million as of December 31, 2023.
The Company had working capital of $619.6 million and $534.1 million at December 31, 2023 and 2022, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments.
At December 31, 2023 and 2022, the Company had borrowings outstanding of $811.8 million and $726.4 million, respectively. The Company’s borrowings at December 31, 2023 were mostly from $400.0 million of 5.75% unsecured notes due June 1, 2026, $97.9 million in outstanding borrowings under the Company’s revolving credit facility, a term loan of $147.5 million, and real estate and capital term loans of $137.6 million at the automotive subsidiary. The Company’s borrowings at December 31, 2022 were mostly from $400.0 million of 5.75% unsecured notes due June 1, 2026, $200.2 million in outstanding borrowings under the Company’s revolving credit facility and commercial notes of $116.6 million at the automotive subsidiary. The interest on the $400.0 million of 5.75% unsecured notes is payable semi-annually on June 1 and December 1.
On July 28, 2023, the Company entered into a $150 million term loan with each of the lenders party thereto, Wells Fargo Bank, N.A., JPMorgan Chase Bank N.A., Bank of America, N.A., HSBC Bank USA, N.A., and PNC Bank, N.A. The term loan is payable in quarterly installments of $1.875 million which started in December 2023 with a final payment of the principal balance due on May 30, 2027. The term loan bears interest at variable rates based on Secured Overnight Financing Rate (SOFR) plus 1.75% per annum. The Company may redeem the term loan in whole or in part with no penalty at any time. The existing financial covenants of the credit agreement governing the revolving credit facility are unchanged following the addition of the term loan.
On September 26, 2023, the Company’s automotive subsidiary entered into a credit agreement with Truist Bank, which includes (i) a $75.2 million real estate term loan, (ii) a $65.0 million capital term loan, (iii) a $50.0 million delayed draw term loan, and (iv) establishment of a revolving floor plan credit facility. The real estate term loan is payable in monthly installments of $0.3 million and bears interest at variable rates based on SOFR plus 1.75% per annum, and the capital term loan is payable in monthly installments of $0.5 million and bears interest at variable rates based on SOFR plus 2.00% per annum. The monthly installment payments on the real estate and capital term loans commenced on November 1, 2023, with final payments of the outstanding principal balances due on September 26, 2028. Subject to terms and conditions set forth in the credit agreement, the automotive subsidiary may also request borrowings of delayed draw term loans for which the proceeds may be used to (i) finance the acquisition of automobile dealerships (delayed draw capital loan) and (ii) finance the acquisition of real estate (delayed draw real estate loan). The delayed draw term loan bears interest at variable rates based on SOFR plus an applicable margin based on the type of delayed draw term loan requested. The delayed draw term loan availability period terminates on September 26, 2025. The automotive subsidiary did not borrow against the delayed draw term loan as of December 31, 2023.
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
The automotive subsidiary used the net proceeds from the real estate and capital term loans to finance the acquisition of the Toyota of Richmond dealership and to repay the outstanding balances of the commercial notes maturing in 2031 and 2032. The interest rate swap agreements maturing in 2031 and 2032 were also terminated resulting in realized gains of $4.6 million that reduced interest expense during the third quarter of 2023.
During 2023 and 2022, the Company had average borrowings outstanding of approximately $745.0 million and $689.9 million, respectively, at average annual interest rates of approximately 6.1% and 4.8%, respectively. The Company incurred net interest expense of $56.2 million and $51.2 million, respectively, during 2023 and 2022. Included in the 2023 and 2022 interest expense is $10.1 million and $16.5 million, respectively, to adjust the fair value of the mandatorily redeemable noncontrolling interest (see Note 11).
On August 17, 2023, Moody’s affirmed the Company’s credit rating and maintained the outlook as Stable. On April 4, 2023, Standard & Poor’s affirmed the Company’s credit rating and maintained the outlook as Stable.
The Company’s current credit ratings are as follows:

	Moody’s	Standard & Poor’s
Long-term	Ba1	BB
Outlook	Stable	Stable
The Company expects to fund its estimated capital needs primarily through existing cash balances and internally generated funds, and, as needed, from borrowings under its revolving credit facility. As of December 31, 2023, the Company had $97.9 million outstanding under the $300 million revolving credit facility. In management’s opinion, the Company will have sufficient financial resources to meet its business requirements in the next 12 months, including working capital requirements, capital expenditures, interest payments, potential acquisitions and strategic investments, dividends and stock repurchases.
In summary, the Company’s cash flows for each period were as follows:

	Year Ended December 31
(In thousands)	2023	2022	2021
Net cash provided by operating activities	$259,875	$235,604	$202,426
Net cash used in investing activities	(152,975)	(184,066)	(494,635)
Net cash (used in) provided by financing activities	(99,835)	(18,107)	31,027
Effect of currency exchange rate change	4,394	(1,842)	(3,029)
Net increase (decrease) in cash and cash equivalents and restricted cash	$11,459	$31,589	$(264,211)
Operating Activities. Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. The Company’s net cash flow provided by operating activities were as follows:

	Year Ended December 31
(In thousands)	2023	2022	2021
Net Income	$211,704	$70,434	$353,327
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and goodwill and other long-lived asset impairment	235,169	261,138	162,225
Amortization of lease right-of-use asset	67,734	67,568	73,752
Net pension benefit and special separation benefit expense	(101,398)	(166,611)	(91,898)
Other non-cash activities	(84,399)	130,230	(183,742)
Change in operating assets and liabilities	(68,935)	(127,155)	(111,238)
Net Cash Provided by Operating Activities	$259,875	$235,604	$202,426
Net cash provided by operating activities consists primarily of cash receipts from customers, less disbursements for costs, benefits, income taxes, interest and other expenses.

For 2023 compared to 2022, the increase in net cash provided by operating activities is primarily due to changes in operating assets and liabilities, partially offset by lower net income, net of non-cash adjustments. Changes in operating assets and liabilities were primarily driven by increases in accounts payable and accrued liabilities. The change in non-cash activities is largely the result of fluctuations in the share prices of the Company’s investments in marketable equity securities with gains in 2023 compared to losses in 2022.
For 2022 compared to 2021, the increase in net cash provided by operating activities is primarily due to higher net income, net of non-cash adjustments, partially offset by changes in operating assets and liabilities. Changes in operating assets and liabilities were driven by higher purchases of inventories and decreases in accounts payable and accrued liabilities, partially offset by an increase in the collection of accounts receivable.
Investing Activities. The Company’s net cash flow used in investing activities were as follows:

	Year Ended December 31
(In thousands)	2023	2022	2021
Purchases of property, plant and equipment	$(93,447)	$(82,684)	$(162,537)
Investments in certain businesses, net of cash acquired	(78,149)	(130,106)	(351,882)
Net proceeds from sales of marketable equity securities	55,817	61,522	17,463
Loan to related party	(30,000)	—	—
Investments in equity affiliates, cost method and other investments	(14,050)	(38,894)	(8,531)
Other	6,854	6,096	10,852
Net Cash Used in Investing Activities	$(152,975)	$(184,066)	$(494,635)
Capital Expenditures. The 2023 and 2022 capital expenditures are lower than 2021 due to significant land and building purchases at Kaplan International’s sixth-form college in London, U.K. and at the automotive subsidiary in 2021. The amounts reflected in the Company’s Statements of Cash Flows are based on cash payments made during the relevant periods, whereas the Company’s capital expenditures for 2023, 2022 and 2021 disclosed in Note 19 to the Consolidated Financial Statements include assets acquired during the year. The Company estimates that its capital expenditures will be in the range of $95 million to $105 million in 2024.
Acquisitions. During 2023, the Company acquired five businesses: one in automotive, three small businesses in healthcare and one in other businesses for $83.3 million in cash and contingent consideration and the assumption of floor plan payables. In September 2023, the Company’s automotive subsidiary acquired a Toyota automotive dealership, including the real property for the dealership operations. In addition to a cash payment and the assumption of $2.2 million in floor plan payables, the automotive subsidiary borrowed $37.0 million to finance the acquisition. During 2022, the Company acquired seven businesses: five in healthcare and two in automotive, for $143.2 million in cash and contingent consideration and the assumption of floor plan payables. GHG acquired two small businesses in August 2022, a 100% interest in a multi-state provider of Applied Behavioral Analysis clinics in July 2022, and two small businesses in May 2022. In July 2022, the Company’s automotive subsidiary acquired two automotive dealerships, including the real property for the dealership operations. In addition to a cash payment and the assumption of $10.9 million in floor plan payables, the automotive subsidiary borrowed $77.4 million to finance the acquisition. During 2021, the Company acquired six businesses: two small businesses in its education division, two small businesses in healthcare, one new auto dealership in automotive, and all the outstanding shares of Leaf for cash and the assumption of $9.2 million in liabilities related to their pre-acquisition stock compensation plan. Leaf operations are included in other businesses.
Net Proceeds from Sales of Marketable Equity Securities. During 2023, 2022 and 2021, the Company sold marketable securities that generated proceeds of $62.0 million, $102.0 million and $65.5 million, respectively. The Company purchased $4.6 million, $42.1 million, of which $1.5 million was settled in January 2023, and $48.0 million of marketable equity securities during 2023, 2022 and 2021, respectively.
Loan to related party. In April 2023, the Company entered into a term note agreement to loan Intersection $30.0 million at an interest rate of 9% per annum. The principal and interest on the note are payable in monthly installments over 5 years with the final payment due by May 2028. The outstanding balance on this loan was $28.8 million as of December 31, 2023.
Investment in Equity Affiliates. During 2023, the Company made additional investments in Intersection and Realm. During 2022, GHG invested an additional $18.5 million in two affiliates to fund their acquisition of an interest in a health system in Illinois and the Company also made an additional investment of $5.0 million in N2K Networks, the new parent entity formed through the CyberVista transaction.

Financing Activities. The Company’s net cash flow (used in) provided by financing activities were as follows:

	Year Ended December 31
(In thousands)	2023	2022	2021
Issuance of borrowings, net	$171,643	$62,815	$20,539
Net borrowing under revolving credit facilities	(104,244)	3,000	134,696
Net proceeds from (repayments of) vehicle floor plan payable	73,732	26,230	(10,563)
Common shares repurchased	(193,160)	(71,386)	(55,683)
Dividends paid	(30,953)	(30,712)	(30,136)
Other	(16,853)	(8,054)	(27,826)
Net Cash (Used in) Provided by Financing Activities	$(99,835)	$(18,107)	$31,027
Borrowings and Vehicle Floor Plan Payable. In September 2023, the Company’s automotive subsidiary entered into a credit agreement with Truist Bank which includes (i) a $75.2 million real estate term loan, (ii) a $65.0 million capital term loan, (iii) a $50.0 million delayed draw term loan, and (iv) establishment of a revolving floor plan credit facility. The automotive subsidiary used the net proceeds from the real estate and capital term loans to acquire an automotive dealership, including the real property for the dealership operations, and to repay the outstanding balances of the commercial notes maturing in 2031 and 2032. On July 28, 2023, the Company entered into a $150 million term loan and used the proceeds to repay the U.S. dollar borrowings of the $300 million revolving credit facility. In July 2022, the Company’s automotive subsidiary amended its commercial note to, among other things, increase the aggregate loan amount to $71.6 million and entered into three commercial notes in an aggregate amount of $27.2 million. The additional borrowings were used to acquire two automotive dealerships, including the real property for the dealership operations. In 2021, the Company borrowed against the $300 million revolving credit facility, which borrowing was used to purchase land and buildings at Kaplan International’s sixth-form college in London, U.K. and at the automotive subsidiary and, to a lesser extent, to repurchase stock and fund various acquisitions during the fourth quarter of 2021. In addition, the automotive subsidiary borrowed $47.3 million, which was used to repay the outstanding balance of the term loan due on January 31, 2029 and fund the acquisition of an automotive dealership in the fourth quarter. In 2023, 2022, and 2021, the Company used vehicle floor plan financing to fund the purchase of new, used and service loaner vehicles at its automotive subsidiary. The proceeds from (repayments of) the vehicle floor plan payable fluctuates with changes in the amount of vehicle inventory held by the automotive dealerships.
Common Stock Repurchases. During 2023, 2022, and 2021, the Company purchased a total of 325,134, 121,761, and 93,969 shares, respectively, of its Class B common stock at a cost of approximately $195.0 million, $71.4 million, and $55.7 million, respectively, including commissions and accrued excise tax of $1.8 million for 2023 purchases. On May 4, 2023, the Board of Directors authorized the Company to acquire up to 500,000 shares of its Class B common stock. The Company did not announce a ceiling price or time limit for the purchases. At December 31, 2023, the Company had remaining authorization from the Board of Directors to purchase up to 236,403 shares of Class B common stock.
Dividends. The annual dividend rate per share was $6.60, $6.32 and $6.04 in 2023, 2022 and 2021, respectively. The Company expects to pay a dividend of $6.88 per share in 2024.
Other. In 2023 and 2022, the Company paid $5.3 million and $5.7 million related to contingent consideration and deferred payments from prior acquisitions. In 2021, the Company paid $30.9 million related to contingent consideration and deferred payments from prior acquisitions, mostly for the 2020 acquisition of Framebridge. In December 2023, the Company acquired some of the minority-owned shares of CSI for a total amount of $20.0 million. The Company paid cash of $5.0 million and entered into a promissory note with the minority owners for the remaining $15.0 million. In March 2021, Hoover’s minority shareholders put their remaining outstanding shares to the Company, which had a redemption value of $3.5 million.

Contractual Obligations. The following reflects a summary of the Company’s contractual obligations as of December 31, 2023:

(in thousands)	2024	2025	2026	2027	2028	Thereafter	Total
Debt and interest	$83,831	$72,590	$459,371	$250,287	$103,078	$546	$969,703
Finance leases	17,960	5,194	1,702	22	11	—	24,889
Operating leases	118,222	70,072	62,262	55,687	45,485	272,850	624,578
Television broadcasting commitments (1)	86,073	77,998	43,573	4,140	1,081	—	212,865
IT software and services	21,014	10,512	7,831	2,628	1,948	—	43,933
Other purchase obligations (2)	32,661	13,453	13,288	8,689	8,888	47,792	124,771
Long-term liabilities (3)	2,349	2,287	2,252	2,240	2,212	4,993	16,333
Total	$362,110	$252,106	$590,279	$323,693	$162,703	$326,181	$2,017,072
___________________
(1)    Includes network fees, employment agreements and programming purchase commitments for the Company’s television broadcasting business.
(2)    Includes purchase obligations related to capital projects and other legally binding commitments. Other purchase orders made in the ordinary course of business are excluded from the table above. Any amounts for which the Company is liable under purchase orders are reflected in the Company’s Consolidated Balance Sheets as accounts payable and accrued liabilities.
(3)    Primarily made up of multiemployer pension plan withdrawal obligations and postretirement benefit obligations other than pensions. The Company has other long-term liabilities excluded from the table above, including obligations for deferred compensation, long-term incentive plans and long-term deferred revenue.
Other.  The Company does not have any off-balance-sheet arrangements or financing activities with special-purpose entities.
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
An accounting policy is considered critical if it is important to the Company’s financial condition and results and if it requires management’s most difficult, subjective and complex judgments in its application. For a summary of all of the Company’s significant accounting policies, see Note 2 to the Company’s Consolidated Financial Statements.
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
KHE provides non-academic operations support services to Purdue Global pursuant to a TOSA, which includes technology support, helpdesk functions, human resources support for faculty and employees, admissions support, financial aid administration, advertising, back-office business functions, and certain student recruitment services. KHE is not entitled to receive any reimbursement of costs incurred in providing support services, or any fee, unless and until Purdue Global has first covered all of its academic costs (subject to a cap), received payment for cost efficiencies, if any, and during the first five years of the TOSA, receive a priority payment of $10 million per year in addition to the operating cost reimbursements and cost efficiency payments. KHE will receive reimbursement for its operating costs of providing the support services after payment of Purdue Global’s operating costs, cost efficiency payments, and priority payment. If there are sufficient revenues, KHE may be entitled to a cost efficiency payment, if any, and an additional fee equal to 12.5% of Purdue Global’s revenue. Subject to certain limitations, a portion of the fee that is earned by KHE in one year may be carried over to subsequent years for payment to Kaplan.
The support fee and reimbursement for KHE support costs are entirely dependent on the availability of cash at the end of Purdue Global’s fiscal year (June 30), and therefore, all consideration in the contract is variable. The Company uses significant judgment to forecast the operating results of Purdue Global, the availability of cash at the end of each fiscal year, and the consideration it expects to receive from Purdue Global annually. Key assumptions used in the forecast model include student census and degree enrollment data, Purdue Global and KHE expenses, changes to working capital, contractually stipulated minimum payments, and lead conversion rates. The forecast is updated as uncertainties are resolved. The Company reviews and updates the assumptions regularly, as a significant change in one or more of these estimates could affect the revenue recognized. Changes to the estimated variable consideration were not material for the year ended December 31, 2023.
A Kaplan International business has a contract with an examination body through August 2029 comprised of two performance obligations, one to build and create a professional exam and another to manage the delivery of that exam to qualified candidates. The first obligation was completed in 2021. The second obligation began after the first obligation was completed and is expected to continue through the end of the contract term. Revenues are recognized for both of these obligations by allocating the transaction price based on forecasted financial results and the use of a market-based profit margin applied to costs incurred during the financial reporting period. This profit margin, determined at contract inception, is different for each obligation as a result of the different value created by each distinct obligation. The forecast, including key assumptions such as expected candidate volumes and related exam-management expenses, is updated as future uncertainties are resolved, which may result in changes to the transaction price. The Company reviews and updates the assumptions regularly, as a significant change in one or more of these estimates could affect revenue recognized. Changes to the estimated variable consideration were not material for the year ended December 31, 2023.
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

	As of December 31
(in millions)	2023	2022
Goodwill and indefinite-lived intangible assets	$1,713.1	$1,739.9
Total assets	7,187.7	6,553.4
Percentage of goodwill and indefinite-lived intangible assets to total assets	24%	27%
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
The Company performed an interim impairment review of goodwill at the Dekko and WGB reporting units in the third quarter of 2023 as a result of continued sustained weakness in demand for certain Dekko power and data products, primarily in the commercial office space market, and substantial digital advertising revenue declines and continued significant operating losses at WGB. The Company recorded a $47.8 million and $50.2 million goodwill impairment charge at the Dekko and WGB reporting units, respectively, as a result of the interim impairment reviews. The Company estimated the fair value of the reporting units by utilizing a discounted cash flow model. The carrying value of each reporting unit exceeded its estimated fair value, resulting in a goodwill impairment charge for the amount by which the carrying value exceeded the estimated fair value after taking into account the effect of deferred income taxes. As a result of the impairment charge, no goodwill remains at the Dekko reporting unit. Dekko is included in manufacturing and WGB in other businesses.
The Company had 20 reporting units as of December 31, 2023. The reporting units with significant goodwill balances as of December 31, 2023, were as follows, representing 94% of the total goodwill of the Company:

(in millions)	Goodwill
Education
Kaplan international	$598.0
Higher education	63.2
Supplemental education	171.6
Television broadcasting	190.8
Healthcare	135.0
Automotive	129.3
Hoover	91.3
Framebridge	60.9
Total	$1,440.1
As of November 30, 2023, in connection with the Company’s annual impairment testing, the Company decided to perform the quantitative goodwill impairment process at all of the reporting units. The Company’s policy requires the performance of a quantitative impairment review of the goodwill at least once every three years. The Company used a discounted cash flow model, and, where appropriate, a market value approach was also utilized to supplement the discounted cash flow model to determine the estimated fair value of its reporting units. The Company made estimates and assumptions regarding future cash flows, discount rates, long-term growth rates and market values to determine each reporting unit’s estimated fair value. The methodology used to estimate the fair value of the Company’s reporting units on November 30, 2023, was consistent with the one used during the 2022 annual goodwill impairment test.
The Company made changes to certain of its assumptions utilized in the discounted cash flow models for 2023 compared with the prior year to take into account changes in the economic environment, regulations and their impact on the Company’s businesses. The key assumptions used by the Company were as follows:
•    Expected cash flows underlying the Company’s business plans for the periods 2024 through 2028 were used. The Company used expected cash flows for the periods 2024 through 2033 for the Hoover and Framebridge reporting units. The expected cash flows took into account historical growth rates, the effect of the changed economic outlook at the Company’s businesses, industry challenges and an estimate for the possible impact of any applicable regulations.
•    Cash flows beyond 2028 and 2033, where applicable, were projected to grow at a long-term growth rate, which the Company estimated between 1.5% and 3% for each reporting unit.
•    The Company used a discount rate of 9% to 22% to risk adjust the cash flow projections in determining the estimated fair value.
The fair value of each of the reporting units exceeded its respective carrying value as of November 30, 2023.
The estimated fair values of the Framebridge and WGB reporting units exceeded their carrying values by a margin of less than 25%. The Company recorded goodwill impairments at the WGB reporting unit in 2023 and 2022. The total goodwill at these reporting units was $68.4 million as of December 31, 2023, or 4% of the total goodwill of the Company. There exists a reasonable possibility that a decrease in the assumed projected cash flows or long-term growth rate, or an increase in the discount rate assumption used in the discounted cash flow model of these reporting units, could result in additional impairment charges.
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
The Company’s intangible assets with an indefinite life are principally from trade names, franchise rights and FCC licenses. The fair value of all the indefinite-lived intangible assets exceeded their respective carrying values as of November 30, 2023. The estimated fair values of indefinite-lived intangible assets with a total carrying value of $74.0 million exceeded their carrying value by a margin of less than 10%. There exists a reasonable possibility that impairment charges could occur in the future, as changes in market conditions and the inherent variability in projecting future operating performance could result in adverse changes in projections for future operating results or other key assumptions, such as projected revenue, profit margin, capital expenditures or cash flows associated with fair value estimates and could lead to future impairments, which could be material.
Pension Costs.  The Company sponsors a defined benefit pension plan for eligible employees in the U.S. Excluding curtailment gains, settlement gains and special termination benefits, the Company’s net pension credit was $111.3 million, $170.2 million and $93.0 million for 2023, 2022 and 2021, respectively. The Company’s pension benefit obligation and related credits are actuarially determined and are significantly impacted by the Company’s assumptions related to future events, including the discount rate, expected return on plan assets and rate of compensation increases. The Company evaluates these critical assumptions at least annually and, periodically, evaluates other assumptions involving demographic factors, such as retirement age, mortality and turnover, and updates them to reflect its experience and expectations for the future. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.
The Company assumed a 6.25% expected return on plan assets for 2023, 2022 and 2021. The Company’s actual return (loss) on plan assets was 23.2% in 2023, (23.4%) in 2022 and 24.4% in 2021. The 10-year and 20-year actual returns on plan assets on an annual basis were 7.7% and 8.9%, respectively.
Accumulated and projected benefit obligations are measured as the present value of future cash payments. The Company discounts those cash payments using the weighted average of market-observed yields for high-quality fixed-income securities with maturities that correspond to the payment of benefits. Lower discount rates increase present values and generally increase subsequent-year pension costs; higher discount rates decrease present values and decrease subsequent-year pension costs. The Company’s discount rate at December 31, 2023, 2022 and 2021, was 5.2%, 5.5% and 2.9%, respectively, reflecting market interest rates.
Changes in key assumptions for the Company’s pension plan would have had the following effects on the 2023 pension credit, excluding curtailment gains, settlement gains and special termination benefits:
•    Expected return on assets – A 1% increase or decrease to the Company’s assumed expected return on plan assets would have increased or decreased the pension credit by approximately $24.5 million.
•    Discount rate – A 1% decrease to the Company’s assumed discount rate would have decreased the pension credit by approximately $8.7 million. A 1% increase to the Company’s assumed discount rate would have increased the pension credit by approximately $7.2 million.
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
•    Actual salary increases different from assumed; and
•    Any changes in assumptions that are made to better reflect the anticipated experience of the plan or to reflect current market conditions on the measurement date (discount rate, longevity increases, changes in expected participant behavior and expected return on plan assets).
Amortization of the unrecognized actuarial gain or loss is included as a component of pension credit for a year if the magnitude of the net unamortized gain or loss in accumulated other comprehensive income exceeds 10% of the greater of the benefit obligation or the market-related value of assets (10% corridor). The amortization component is equal to that excess divided by the average remaining service period of active employees expected to receive benefits under the plan. At the end of 2020, the Company had net unamortized actuarial gains in accumulated other comprehensive income subject to amortization outside the 10% corridor, and therefore, an amortized gain of $7.9 million was included in the pension credit for 2021.
During 2021, there were significant pension asset gains and an increase in the discount rate that resulted in net unamortized actuarial gains in accumulated other comprehensive income subject to amortization outside the 10% corridor, and therefore, an amortized gain of $68.7 million was included in the pension credit for 2022.
During 2022, there were significant pension asset losses partially offset by an increase in the discount rate that resulted in net unamortized actuarial gains in accumulated other comprehensive income subject to amortization outside the 10% corridor, and therefore, an amortized gain of $39.8 million was included in the pension credit for 2023.
During 2023, there were significant pension asset gains partially offset by a decrease in the discount rate. The Company currently estimates that there will be net unamortized actuarial gains in accumulated other comprehensive income subject to amortization outside the 10% corridor, and therefore, an amortized gain amount of $50.1 million is included in the estimated pension credit for 2024.
Overall, the Company estimates that it will record a net pension credit of approximately $118.0 million in 2024.
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
As of December 31, 2023, the Company had state income tax net operating loss carryforwards of $1,106.9 million, which will expire at various future dates. Also at December 31, 2023, the Company had $112.7 million of non-U.S. income tax loss carryforwards, of which $63.4 million may be carried forward indefinitely; $45.1 million of losses that, if unutilized, will expire in varying amounts through 2028; and $4.2 million of losses that, if unutilized, will start to expire after 2028. At December 31, 2023, the Company has established approximately $66.3 million in total valuation allowances, primarily against deferred state tax assets, net of U.S. Federal income taxes, and non-U.S. deferred tax assets, as the Company believes that it is more likely than not that the benefit from certain state and non-U.S. net operating loss carryforwards and other deferred tax assets will not be realized. The Company has established valuation allowances against state income tax benefits recognized, without considering potentially offsetting deferred tax liabilities established with respect to prepaid pension cost and goodwill. Prepaid pension cost and goodwill have not been considered a source of future taxable income for realizing deferred tax benefits recognized since these temporary differences are not likely to reverse in the foreseeable future. However, certain deferred state tax assets have an indefinite life. As a result, the Company has considered deferred tax liabilities for prepaid pension cost and goodwill as a source of future taxable income for realizing those deferred state tax assets. The valuation allowances established against state and non-U.S. income tax benefits recorded may increase or decrease within the next 12 months, based on operating results, the market value of investment holdings or business and tax planning strategies; as a result, the Company is unable to estimate the potential tax impact, given the uncertain operating and market environment. The Company will be monitoring future operating results and projected future operating results on a quarterly basis to determine whether the valuation allowances provided against state and non-U.S. deferred tax assets should be increased or decreased, as future circumstances warrant.
Recent Accounting Pronouncements.  See Note 2 to the Company’s Consolidated Financial Statements for a discussion of recent accounting pronouncements.

    Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Graham Holdings Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Graham Holdings Company and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income (loss), of changes in common stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Ourisman Toyota of Richmond from its assessment of internal control over financial reporting as of December 31, 2023 because it was acquired by the Company in a purchase business combination during 2023. We have also excluded Ourisman Toyota of Richmond from our audit of internal control over financial reporting. Ourisman Toyota of Richmond is a majority-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent less than 1% and approximately 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2023.
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
Interim Goodwill Impairment Assessment - Framebridge Reporting Unit
As described in Notes 2 and 9 to the consolidated financial statements, the Company’s consolidated goodwill balance was $1,525.2 million as of December 31, 2023, and as disclosed by management, the goodwill associated with the Framebridge reporting unit was $60.9 million as of December 31, 2023. Management reviews goodwill for possible impairment at least annually, as of November 30, or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. An impairment charge is recognized for the amount by which the carrying value exceeds the reporting unit’s fair value. The quantitative goodwill impairment analysis at Framebridge indicated the estimated fair value of the reporting unit exceeded its carrying value as of September 30, 2023, the interim goodwill impairment assessment date. Management uses a discounted cash flow model, and, where appropriate, a market value approach is also utilized to supplement the discounted cash flow model, to determine the estimated fair value of the reporting units. Management makes assumptions regarding estimated future cash flows, discount rates, long-term growth rates, and market values to determine the estimated fair value of each reporting unit.
The principal considerations for our determination that performing procedures relating to the interim goodwill impairment assessment of the Framebridge reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Framebridge reporting unit (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the estimated future cash flows and the discount rate used in the discounted cash flow model; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Framebridge reporting unit. These procedures also included, among others, (i) testing management’s process for developing the fair value estimate of the Framebridge reporting unit; (ii) evaluating the appropriateness of the discounted cash flow model used by management; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow model; and (iv) evaluating the reasonableness of the significant assumptions related to the estimated future cash flows and the discount rate used in the discounted cash flow model. Evaluating management’s assumption related to the estimated future cash flows involved evaluating whether the assumption used by management was reasonable considering (i) the past and present performance of the Framebridge reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow model and (ii) the reasonableness of the discount rate assumption.
/s/ PricewaterhouseCoopers LLP
Washington, District of Columbia
February 23, 2024
We have served as the Company’s auditor since 1946.

GRAHAM HOLDINGS COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
(in thousands, except per share amounts)	2023	2022	2021
Operating Revenues
Sales of services	$2,484,327	$2,328,869	$2,089,800
Sales of goods	1,930,550	1,595,624	1,096,174
	4,414,877	3,924,493	3,185,974
Operating Costs and Expenses
Cost of services sold (exclusive of items shown below)	1,468,114	1,346,519	1,243,384
Cost of goods sold (exclusive of items shown below)	1,634,820	1,311,199	871,137
Selling, general and administrative	1,007,381	921,739	831,853
Depreciation of property, plant and equipment	86,064	73,297	71,415
Amortization of intangible assets	50,039	58,851	57,870
Impairment of goodwill and other long-lived assets	99,066	128,990	32,940
	4,345,484	3,840,595	3,108,599
Income from Operations	69,393	83,898	77,375
Equity in (losses) earnings of affiliates, net	(5,183)	(2,837)	17,914
Interest income	7,122	3,226	3,409
Interest expense	(63,301)	(54,403)	(33,943)
Non-operating pension and postretirement benefit income, net	133,812	197,939	109,230
Gain (loss) on marketable equity securities, net	138,067	(139,589)	243,088
Other income, net	19,094	33,500	32,554
Income Before Income Taxes	299,004	121,734	449,627
Provision for Income Taxes	87,300	51,300	96,300
Net Income	211,704	70,434	353,327
Net Income Attributable to Noncontrolling Interests	(6,416)	(3,355)	(1,252)
Net Income Attributable to Graham Holdings Company Common Stockholders	$205,288	$67,079	$352,075

Per Share Information Attributable to Graham Holdings Company Common Stockholders
Basic net income per common share	$43.96	$13.83	$70.65
Basic average number of common shares outstanding	4,639	4,823	4,951
Diluted net income per common share	$43.82	$13.79	$70.45
Diluted average number of common shares outstanding	4,654	4,836	4,965
See accompanying Notes to Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
(in thousands)	2023	2022	2021
Net Income	$211,704	$70,434	$353,327
Other Comprehensive Income (Loss), Before Tax
Foreign currency translation adjustments:
Translation adjustments arising during the year	21,927	(48,340)	(16,052)
Pension and other postretirement plans:
Actuarial gain (loss)	380,593	(727,097)	519,595
Prior service credit (cost)	11,263	—	(2)
Amortization of net actuarial gain included in net income	(42,146)	(70,833)	(5,486)
Amortization of net prior service cost included in net income	1,641	2,864	3,170
Settlement included in net income	(1,087)	—	(120)
	350,264	(795,066)	517,157
Cash flow hedges (loss) gain	(5,630)	4,765	349
Other Comprehensive Income (Loss), Before Tax	366,561	(838,641)	501,454
Income tax (expense) benefit related to items of other comprehensive income (loss)	(88,375)	203,404	(133,380)
Other Comprehensive Income (Loss), Net of Tax	278,186	(635,237)	368,074
Comprehensive Income (Loss)	489,890	(564,803)	721,401
Comprehensive income attributable to noncontrolling interests	(6,416)	(3,355)	(1,252)
Total Comprehensive Income (Loss) Attributable to Graham Holdings Company	$483,474	$(568,158)	$720,149
See accompanying Notes to Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONSOLIDATED BALANCE SHEETS

	As of December 31
(In thousands, except share amounts)	2023	2022
Assets
Current Assets
Cash and cash equivalents	$169,897	$169,319
Restricted cash	31,994	20,467
Investments in marketable equity securities and other investments	697,028	622,408
Accounts receivable, net	525,087	531,941
Inventories and contracts in progress	297,211	226,811
Prepaid expenses	119,933	97,450
Income taxes receivable	6,848	9,313
Other current assets	1,298	1,547
Total Current Assets	1,849,296	1,679,256
Property, Plant and Equipment, Net	560,314	503,000
Lease Right-of-Use Assets	409,183	429,403
Investments in Affiliates	186,480	186,419
Goodwill, Net	1,525,194	1,560,953
Indefinite-Lived Intangible Assets	187,862	178,934
Amortized Intangible Assets, Net	112,194	161,422
Prepaid Pension Cost	2,113,638	1,658,046
Deferred Income Taxes	10,578	6,812
Deferred Charges and Other Assets (includes $0 and $646 of restricted cash)	232,991	189,132
Total Assets	$7,187,730	$6,553,377

Liabilities and Equity
Current Liabilities
Accounts payable, vehicle floor plan payable and accrued liabilities	$694,521	$574,287
Deferred revenue	396,754	341,296
Income taxes payable	7,406	3,766
Current portion of lease liabilities	64,247	70,007
Current portion of long-term debt	66,751	155,813
Total Current Liabilities	1,229,679	1,145,169
Accrued Compensation and Related Benefits	137,275	134,921
Other Liabilities	32,076	37,506
Deferred Income Taxes	600,124	466,275
Mandatorily Redeemable Noncontrolling Interest	40,764	30,845
Lease Liabilities	376,677	393,626
Long-Term Debt	745,082	570,547
Total Liabilities	3,161,677	2,778,889
Commitments and Contingencies (Note 18)
Redeemable Noncontrolling Interests	24,185	21,827
Preferred Stock, $1 par value; 977,000 shares authorized, none issued	—	—
Common Stockholders’ Equity
Common stock
Class A Common stock, $1 par value; 7,000,000 shares authorized; 964,001 shares issued and outstanding	964	964
Class B Common stock, $1 par value; 40,000,000 shares authorized; 19,035,999 shares issued; 3,514,809 and 3,822,601 shares outstanding	19,036	19,036
Capital in excess of par value	372,040	390,438
Retained earnings	7,337,463	7,163,128
Accumulated other comprehensive income, net of taxes
Cumulative foreign currency translation adjustment	(32,711)	(54,638)
Unrealized gain on pensions and other postretirement plans	649,185	388,591
Cash flow hedges	(2,137)	2,198
Cost of 15,521,190 and 15,213,398 shares of Class B common stock held in treasury	(4,368,103)	(4,178,334)
Total Common Stockholders’ Equity	3,975,737	3,731,383
Noncontrolling Interests	26,131	21,278
Total Equity	4,001,868	3,752,661
Total Liabilities and Equity	$7,187,730	$6,553,377
See accompanying Notes to Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
(In thousands)	2023	2022	2021
Cash Flows from Operating Activities
Net Income	$211,704	$70,434	$353,327
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and goodwill and other long-lived asset impairment	235,169	261,138	162,225
Amortization of lease right-of-use asset	67,734	67,568	73,752
Net pension benefit and special separation benefit expense	(101,398)	(166,611)	(91,898)
(Gain) loss on marketable equity securities and cost method investments, net	(140,671)	134,011	(254,844)
Credit loss expense and provision for other receivables	6,045	2,958	6,824
Stock-based compensation expense, net of forfeitures	6,712	6,121	5,659
Accretion expense and change in fair value of contingent consideration liabilities	(6,593)	(5,105)	(4,207)
Foreign exchange loss	1,141	2,023	179
Gain on disposition of businesses, property, plant and equipment, investments and other assets, net	(11,811)	(24,220)	(8,554)
Equity in losses (earnings) of affiliates, net of distributions	20,751	13,503	4,917
Provision for (benefit from) deferred income taxes	43,765	(3,844)	65,046
Change in operating assets and liabilities:
Accounts receivable	8,231	45,518	(47,430)
Inventories	(62,873)	(64,324)	4,551
Accounts payable and accrued liabilities	24,695	(33,588)	32,397
Deferred revenue	38,497	18,219	7,224
Income taxes receivable/payable	6,152	6,766	(8,689)
Lease liabilities	(71,471)	(78,471)	(85,147)
Other assets and other liabilities, net	(12,166)	(21,275)	(14,144)
Other	(3,738)	4,783	1,238
Net Cash Provided by Operating Activities	259,875	235,604	202,426
Cash Flows from Investing Activities
Purchases of property, plant and equipment	(93,447)	(82,684)	(162,537)
Investments in certain businesses, net of cash acquired	(78,149)	(130,106)	(351,882)
Proceeds from sales of marketable equity securities	61,979	102,040	65,499
Loan to related party	(30,000)	—	—
Investments in equity affiliates, cost method and other investments	(14,050)	(38,894)	(8,531)
Purchases of marketable equity securities	(6,162)	(40,518)	(48,036)
Net proceeds from sales of businesses, property, plant and equipment and other assets	4,294	5,057	10,295
Other	2,560	1,039	557
Net Cash Used in Investing Activities	(152,975)	(184,066)	(494,635)
Cash Flows from Financing Activities
Issuance of borrowings	293,387	77,299	70,184
Common shares repurchased	(193,160)	(71,386)	(55,683)
Repayments of borrowings	(121,744)	(14,484)	(49,645)
Net borrowings under revolving credit facilities	(104,244)	3,000	134,696
Net proceeds from (repayments of) vehicle floor plan payable	73,732	26,230	(10,563)
Dividends paid	(30,953)	(30,712)	(30,136)
Deferred payments of acquisitions	(5,328)	(5,731)	(30,866)
Distributions paid to noncontrolling interests	(5,306)	(2,978)	(639)
Purchase of noncontrolling interest	(4,988)	(1,200)	(3,508)
Issuance of noncontrolling interest	3,931	4,918	3,777
Proceeds from sale of noncontrolling interest	—	3,200	—
Other	(5,162)	(6,263)	3,410
Net Cash (Used in) Provided by Financing Activities	(99,835)	(18,107)	31,027
Effect of Currency Exchange Rate Change	4,394	(1,842)	(3,029)
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	11,459	31,589	(264,211)
Cash and Cash Equivalents and Restricted Cash at Beginning of Year	190,432	158,843	423,054
Cash and Cash Equivalents and Restricted Cash at End of Year	$201,891	$190,432	$158,843
Supplemental Cash Flow Information
Cash paid during the year for:
Income taxes	$39,000	$48,000	$39,000
Interest	$51,000	$37,000	$30,000
See accompanying Notes to Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY

(in thousands)	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
As of December 31, 2020	$964	$19,036	$388,159	$6,804,822	$603,314	$(4,056,993)	$7,091	$3,766,393	$11,928
Net income for the year				353,327				353,327
Noncontrolling interest capital contribution							3,350	3,350
Net income attributable to noncontrolling interests				(1,943)			1,943	—
Acquisition of redeemable noncontrolling interest								—	6,617
Net loss attributable to redeemable noncontrolling interests				691				691	(691)
Change in redemption value of redeemable noncontrolling interests			292				257	549	(35)
Distribution to noncontrolling interest							(555)	(555)
Dividends paid on common stock				(30,136)				(30,136)
Repurchase of Class B common stock						(55,683)		(55,683)
Issuance of Class B common stock, net of restricted stock award forfeitures			(5,593)			4,654		(939)
Amortization of unearned stock compensation and stock option expense			6,598					6,598
Other comprehensive income, net of income taxes					368,074			368,074
Purchase of redeemable noncontrolling interest								—	(3,508)
As of December 31, 2021	964	19,036	389,456	7,126,761	971,388	(4,108,022)	12,086	4,411,669	14,311
Net income for the year				70,434				70,434
Noncontrolling interest capital contributions							3,900	3,900	1,050
Acquisition of noncontrolling interest							512	512
Sale of equity in subsidiary			146				3,054	3,200
Net income attributable to noncontrolling interests				(3,384)			3,384	—
Acquisition of redeemable noncontrolling interest								—	2,164
Net loss attributable to redeemable noncontrolling interests				29				29	(29)
Change in redemption value of redeemable noncontrolling interests			(6,027)				247	(5,780)	6,281
Distribution to noncontrolling interests							(1,905)	(1,905)	(750)
Dividends paid on common stock				(30,712)				(30,712)
Repurchase of Class B common stock						(71,386)		(71,386)
Issuance of Class B common stock, net of restricted stock award forfeitures			(733)			1,074		341
Amortization of unearned stock compensation and stock option expense			7,596					7,596
Other comprehensive loss, net of income taxes					(635,237)			(635,237)
Purchase of redeemable noncontrolling interest								—	(1,200)
As of December 31, 2022	964	19,036	390,438	7,163,128	336,151	(4,178,334)	21,278	3,752,661	21,827
Net income for the year				211,704				211,704
Noncontrolling interest capital contributions							3,520	3,520
Purchase of equity from noncontrolling interest			(5,742)				754	(4,988)
Net income attributable to noncontrolling interests				(3,512)			3,512	—
Net income attributable to redeemable noncontrolling interests				(2,904)				(2,904)	2,904
Change in redemption value of redeemable noncontrolling interests			(15,441)				518	(14,923)	15,660
Distribution to noncontrolling interests							(3,451)	(3,451)	(1,241)
Dividends paid on common stock				(30,953)				(30,953)
Repurchase of Class B common stock						(195,002)		(195,002)
Issuance of Class B common stock, net of restricted stock award forfeitures			(4,110)			5,233		1,123
Amortization of unearned stock compensation and stock option expense			6,895					6,895
Other comprehensive income, net of income taxes					278,186			278,186
Purchase of redeemable noncontrolling interest								—	(14,965)
As of December 31, 2023	$964	$19,036	$372,040	$7,337,463	$614,337	$(4,368,103)	$26,131	$4,001,868	$24,185
See accompanying Notes to Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    ORGANIZATION AND NATURE OF OPERATIONS
Graham Holdings Company (the Company), is a diversified holding company whose operations include educational services, television broadcasting, manufacturing, healthcare, automotive dealerships and other businesses.
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
The Company’s television broadcasting segment owns and operates seven television broadcasting stations and provides social media management tools designed to connect newsrooms with their users.
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
The Company’s automotive business comprises eight dealerships and valet repair services.
The Company’s other businesses include an online art gallery and in-person art fair business; an online commerce platform featuring original art and designs on an array of consumer products; an owner and operator of websites; restaurants; a custom framing company; a marketing solutions provider; a customer data and analytics software company; Slate and Foreign Policy magazines; and a daily local news podcast and newsletter company.
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
Revision of Prior Period Amounts. In the fourth quarter of 2023, the Company identified misstatements previously reported in accounts receivable and deferred revenue that should not have been recorded and certain balances previously reported in deferred revenue that should have been classified within accounts payable and accrued liabilities. The Company determined that these adjustments were not material to the previously issued financial statements, and as a result, the Company revised the Consolidated Balance Sheet and Consolidated Statements of Cash Flows. The impact of these misstatements to the previously reported Consolidated Balance Sheet as of

December 31, 2022 and Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021 is shown below. These misstatements had no impact on the previously issued Statements of Operations.
See Note 20 for the impact on the Company’s previously issued Condensed Consolidated Statements of Cash Flows for each of the year-to-date interim periods in 2023.

	As of December 31, 2022
(In thousands)	As Previously Reported	Adjustments	As Revised
Assets
Accounts receivable, net	$560,779	$(28,838)	$531,941
Total Current Assets	1,708,094	(28,838)	1,679,256
Total Assets	$6,582,215	$(28,838)	$6,553,377
Liabilities and Equity
Accounts payable, vehicle floor plan payable and accrued liabilities	$563,005	$11,282	$574,287
Deferred Revenue	381,416	(40,120)	341,296
Total Current Liabilities	1,174,007	(28,838)	1,145,169
Total Liabilities	2,807,727	(28,838)	2,778,889
Total Liabilities and Equity	$6,582,215	$(28,838)	$6,553,377

	Year Ended December 31, 2022			Year Ended December 31, 2021
(In thousands)	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Change in operating assets and liabilities:
Accounts receivable	$41,635	$3,883	$45,518	$(59,292)	$11,862	$(47,430)
Accounts payable and accrued liabilities	(44,870)	11,282	(33,588)	32,397	—	32,397
Deferred Revenue	33,384	(15,165)	18,219	19,086	(11,862)	7,224
Net Cash Provided by Operating Activities	$235,604	$—	$235,604	$202,426	$—	$202,426
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
Fair Value of Financial Instruments. The carrying amounts reported in the Company’s Consolidated Financial Statements for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities, the current portion of deferred revenue and the current portion of debt approximate fair value because of the short-term nature of these financial instruments. The fair value of long-term debt is determined based on a number of observable inputs, including the current market activity of the Company’s publicly traded notes, trends in investor demands and market values of comparable publicly traded debt. The fair value of interest rate hedges is determined based on a number of observable inputs, including time to maturity and market interest rates.
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
Evaluation of Long-Lived Assets. The recoverability of long-lived assets and finite-lived intangible assets is assessed whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. A long-lived asset is considered not to be recoverable when the undiscounted estimated future cash flows are less than the asset’s recorded value. An impairment charge is measured based on estimated fair market value, determined primarily using estimated future cash flows on a discounted basis. Losses on long-lived assets to be disposed of are determined in a similar manner, but the fair market value would be reduced for estimated costs to dispose.
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
Kaplan International. Kaplan International provides higher education, professional education, and test preparation services and materials to students primarily in the U.K., Singapore, and Australia. Some Kaplan International contracts consist of one performance obligation that is a combination of indistinct promises to the student, while other Kaplan International contracts include multiple performance obligations as the promises in the contract are capable of being both distinct and distinct within the context of the contract. One Kaplan International business offers an option whereby students receive future services at a discount that is accounted for as a material right.
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
Kaplan Higher Education (KHE). KHE primarily provides non-academic operations support services to Purdue University Global (Purdue Global) pursuant to a Transition and Operations Support Agreement (TOSA). This contract has a 30-year term and consists of one performance obligation, which represents a series of daily promises to provide support services to Purdue Global. The transaction price is entirely made up of variable consideration related to the reimbursement of KHE support costs and the KHE fee. The TOSA outlines a payment structure, which dictates how cash will be distributed at the end of Purdue Global’s fiscal year, which is the 30th of June. The collectability of the KHE support costs and KHE fee is entirely dependent on the availability of cash at the end of the fiscal year. This variable consideration is constrained based on fiscal year forecasts prepared for Purdue Global. The forecasts are updated throughout the fiscal year until the uncertainty is ultimately resolved, which is at the end of each Purdue Global fiscal year. As KHE’s performance obligation is made up of a series, the variable consideration is allocated to the distinct service period to which it relates, which is the Purdue Global fiscal year.
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
Television Broadcasting Revenue. Television broadcasting revenue at Graham Media Group (GMG) is primarily comprised of television and internet advertising revenue and retransmission revenue.
Television Advertising Revenue. GMG accounts for the series of advertisements included in television advertising contracts as one performance obligation and recognizes advertising revenue over time. The Company elected the right to invoice practical expedient, an output method, as GMG has the right to consideration that equals the value provided to the customer for advertisements delivered to date. As a result of the election to use the right to invoice practical expedient, GMG does not determine the transaction price or allocate any variable consideration at contract inception. Rather, GMG recognizes revenue commensurate with the amount to which it has the right to invoice the customer. Payment is typically received in arrears within 60 days of revenue recognition.
Retransmission Revenue. Retransmission revenue represents compensation paid by cable, satellite and other multichannel video programming distributors (MVPDs) to retransmit GMG’s stations’ broadcasts in their designated market areas. The retransmission rights granted to MVPDs are accounted for as a license of functional intellectual property as the retransmitted broadcast provides significant standalone functionality. As such, each retransmission contract with an MVPD includes one performance obligation for each station’s retransmission license. GMG recognizes revenue using the usage-based royalty method, in which revenue is recognized in the month the broadcast is retransmitted based on the number of MVPD subscribers and the applicable per-user rate identified in the retransmission contract. Payment is typically received in arrears within 60 days of revenue recognition.
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
The Company recognizes revenue when or as control transfers to the customer. Some manufacturing revenue is recognized ratably over the manufacturing period, if the product created for the customer does not have an alternative use for the Company and the Company has an enforceable right to payment for performance completed to date. The determination of the method by which the Company measures its progress toward the satisfaction of its performance obligations requires judgment. The Company measures its progress for these products using the units delivered method, an output measure. These arrangements represented 19%, 21%, and 21% of the manufacturing revenue recognized for the years ended December 31, 2023, 2022 and 2021, respectively.
Other manufacturing revenue is recognized at the point in time when control transfers to the customer, generally when the products are shipped. Some customers have a bill-and-hold arrangement with the Company. Revenue for bill and hold arrangements is recognized when control transfers to the customer, even though the customer does not have physical possession of the goods. Control transfers when the bill-and-hold arrangement has been requested from the customer, the product is identified as belonging to the customer and is ready for physical transfer, and the product cannot be directed for use by anyone but the customer.
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
Home health services contracts generally have one performance obligation to provide home health services to patients. The Company recognizes revenue using the right to invoice practical expedient, an output method, as the contractual right to revenue corresponds directly with the transfer of services to the patient. Given the election of the practical expedient, the Company does not determine the transaction price or allocate any variable consideration at contract inception. Rather, the Company recognizes revenue commensurate with the amount to which it has the right to invoice the customer, which is a function of the average length of stay within each of the two 30-day payment periods. Payment is typically received from Medicare within 30 days after a claim is filed. Medicare is the most common third-party payor for home health services.
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
World of Good Brands (WGB) Revenue. Revenue is primarily derived from advertisements displayed on WGB’s online media properties. Revenue is recognized over time as the performance obligation is delivered. Revenue is generally recognized based on an output measure including impressions delivered, cost per click or time-based advertisements.
Society6 Revenue. Revenue is primarily derived from the sale of products. Each product ordered is generally accounted for as an individual performance obligation. Product revenue, net of discounts and taxes, is recognized when control of the promised good is transferred to the customer.
Saatchi Revenue. Commissions revenue is primarily derived through the sale of artwork through Saatchi’s online art gallery or in-person art fairs. Each individual art piece ordered is generally accounted for as an individual performance obligation. Revenue is recognized net of artist fees when control of the promised good is transferred to the customer.

Other Revenue. Other revenue primarily includes advertising, circulation and subscription revenue from Slate, Decile, Pinna and Foreign Policy. The Company accounts for other advertising revenues consistently with the advertising revenue streams addressed above. Circulation revenue consists of fees that provide customers access to online and print publications. The Company recognizes circulation and subscription revenue ratably over the subscription period beginning on the date that the publication or product is made available to the customer. Circulation revenue contracts are generally annual or monthly subscription contracts that are paid in advance of the delivery of performance obligations.
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
The Company’s lease terms may include options to extend or terminate the lease by one to 10 years or more when it is reasonably certain that the option will be exercised. Leases with a term of twelve months or less are not recorded on the balance sheet; however, lease expense for these leases is recognized on a straight-line basis. The Company has elected the practical expedient to not separate lease components from nonlease components. As such, lease expense includes these nonlease components, when applicable. Fixed lease expense is recognized on a straight-line basis over the lease term. Variable lease expense is recognized when incurred. The Company’s lease agreements do not contain any significant residual value guarantees or restrictive covenants. In some instances, the Company subleases its leased real estate facilities to third parties. The Company has several restaurant leases with an entity affiliated with some of CRG’s senior managers and some automotive leases with an entity affiliated with automotive’s minority shareholder.
Finance leases are included in property, plant and equipment, net, accounts payable and accrued liabilities and other liabilities on the Company’s Consolidated Balance Sheets. The Company primarily has finance leases for its vehicle fleet at the healthcare subsidiary and service loaner vehicles at the automotive subsidiary. Service loaner vehicles are generally purchased from the lessor within six months of contract commencement and upon purchase, the vehicles are placed into used vehicle inventory at cost. As of December 31, 2023 and 2022, the Company had $10.9 million and $5.4 million, respectively, in net, property, plant and equipment and current finance lease liabilities related to service loaner vehicles at the automotive subsidiary.
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
Mandatorily Redeemable Noncontrolling Interest.  The mandatorily redeemable noncontrolling interest represents the ownership portion of a group of minority shareholders, consisting of a group of senior managers of the healthcare business, in subsidiaries of Graham Healthcare Group (GHG). The Company established GHC One LLC (GHC One) and GHC Two LLC (GHC Two) as vehicles to invest in a portfolio of healthcare businesses together with the group of senior managers of GHG. As the holder of preferred units, the Company is obligated to contribute 95% of the capital required for the acquisition of portfolio investments with the remaining 5% of the capital coming from the group of senior managers. The operating agreements of GHC One and GHC Two require the dissolution of the entities on March 31, 2026, and March 31, 2029, respectively, at which time the net assets will be distributed to its members. As a preferred unit holder, the Company will receive an amount up to its contributed capital plus a preferred annual return of 8% (guaranteed return) after the group of senior managers has received the redemption of their 5% interest in net assets (manager return). All distributions in excess of the manager and guaranteed return will be paid to common unit holders, which currently comprise the group of senior managers of GHG. The Company may convert its preferred units to common units at any time after which it will receive 80% of all distributions in excess of the manager return, with the remaining 20% of excess distributions going to the group of senior managers as holders of the other common units. The mandatorily redeemable noncontrolling interest is reported as a noncurrent liability at December 31, 2023 and 2022 in the Consolidated Balance Sheets. The Company presents this liability at fair value, which is computed quarterly at the current redemption value. Changes in the redemption value are recorded as interest expense or income in the Company’s Consolidated Statement of Operations.
Redeemable Noncontrolling Interest.  The Company’s redeemable noncontrolling interest represents the noncontrolling interest in CSI Pharmacy Holding Company, LLC (CSI), which is 86.7% owned, Framebridge, which is 93.4% owned, Weiss, which is 50.1% owned and Skin Clique, which is 51% owned.
CSI’s minority shareholders may put up to 50% of their shares to the Company. The first put period began in 2022. A second put period for another tranche of shares begins in 2024. In December 2023, the Company acquired some of the minority-owned shares of CSI for a total amount of $20.0 million. Prior to the redemption, the Company owned 76.5% of CSI. In November 2022, a CSI minority shareholder put some shares to the Company, which had a redemption value of $1.2 million. Prior to the redemption, the Company owned 75% of CSI. The minority shareholder of Framebridge has an option to put 20% of the shares to the Company annually starting in 2024. The minority shareholder of Weiss has an option to put 10% of the shares to the Company annually starting in 2026 and may put all of the shares starting in 2033. The minority shareholders of Skin Clique have the option to put all or a portion of their shares to the Company starting in 2029 and ending in 2032. In March 2021, Hoover’s minority shareholders put the remaining outstanding shares to the Company. Following the redemption, the Company owns 100% of Hoover. Prior to the redemption, the Company owned 98.01% of Hoover. The Company presents the redeemable noncontrolling interests at the greater of its carrying amount or redemption value at the end of each reporting period in the Consolidated Balance Sheets. Changes in the redemption value are recorded as capital in excess of par value in the Company’s Consolidated Balance Sheets.
Comprehensive Income. Comprehensive income consists of net income, foreign currency translation adjustments, net changes in cash flow hedges, and pension and other postretirement plan adjustments.
Recently Adopted and Issued Accounting Pronouncements. In September 2022, the Financial Accounting Standards Board (FASB) issued new guidance that requires a buyer in a supplier finance program to disclose certain qualitative and quantitative information about the program’s nature, activity during the period, changes made from period to period, and potential magnitude. The standard was adopted by the Company in the first quarter of 2023 and did not have a significant impact on its Consolidated Financial Statements.
In November 2023, the FASB issued new guidance that requires enhanced disclosures related to reportable segments that includes, among other disclosures, identifying significant segment expenses on an annual and interim basis. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the guidance must be applied retrospectively to all prior periods presented in the financial statements. The Company is in the process of evaluating the impact of this new guidance on the disclosures within its Consolidated Financial Statements.
In December 2023, the FASB issued new guidance that requires enhanced income tax disclosures related to the rate reconciliation, information on income taxes paid and other items. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The standard permits both prospective and retrospective application. The Company is in the process of evaluating the impact of this new guidance on the disclosures within its Consolidated Financial Statements.
Other new accounting pronouncements issued but not effective until after December 31, 2023, are not expected to have a material impact on the Company’s Consolidated Financial Statements.

3.    ACQUISITIONS AND DISPOSITIONS OF BUSINESSES
Acquisitions. During 2023, the Company acquired five businesses: three in healthcare, one in automotive, and one in other businesses for $83.3 million in cash and contingent consideration and the assumption of floor plan payables. The assets and liabilities of the companies acquired were recorded at their estimated fair values at the date of acquisition.
In January 2023, GHG acquired two small businesses which are included in healthcare.
In July 2023, the Company acquired one small business which is included in other businesses.
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
In December 2023, GHG acquired one small business which is included in healthcare.
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
On June 14, 2021, the Company acquired all of the outstanding common shares of Leaf Group Ltd. (Leaf) for $308.6 million in cash and the assumption of $9.2 million in liabilities related to their previous stock compensation plan, which was paid subsequent to the acquisition. Leaf is a consumer internet company that builds creator-driven brands in lifestyle and home and art design categories. The acquisition was expected to provide benefits in the future by diversifying the Company’s business operations and providing operating synergies with other business units. The Company includes the Leaf operations in other businesses.
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

Acquisition-related costs for acquisitions that closed during 2023, 2022 and 2021 were $1.2 million, $1.7 million and $3.0 million, respectively, and were expensed as incurred. The aggregate purchase price of these acquisitions was allocated as follows, based on acquisition date fair values to the following assets and liabilities:

	Purchase Price Allocation
	Year Ended December 31
(in thousands)	2023	2022	2021
Accounts receivable	$68	$3,172	$17,878
Inventory	5,224	21,278	25,383
Property, plant and equipment	29,859	36,255	13,126
Lease right-of-use assets	—	4,773	25,890
Goodwill	45,968	53,946	204,151
Indefinite-lived intangible assets	6,300	41,800	22,200
Amortized intangible assets	235	1,200	99,800
Other assets	4	404	4,911
Deferred income taxes	—	2,535	44,975
Floor plan payables	(2,215)	(10,908)	(16,636)
Other liabilities	(935)	(3,798)	(52,567)
Current and noncurrent lease liabilities	(1,184)	(5,865)	(25,593)
Redeemable noncontrolling interest	—	(2,164)	(6,616)
Noncontrolling interest	—	(512)	—
Aggregate purchase price, net of cash acquired	$83,324	$142,116	$356,902
The 2021 fair values include measurement period adjustments related to accounts receivable, goodwill, amortized intangible assets, current and noncurrent lease liabilities, deferred income taxes and contingent consideration. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill recorded due to these acquisitions is attributable to the assembled workforces of the acquired companies and expected synergies. The Company expects to deduct $45.0 million, $39.7 million and $80.6 million of goodwill for income tax purposes for the acquisitions completed in 2023, 2022 and 2021, respectively.
The acquired companies were consolidated into the Company’s financial statements starting on their respective acquisition dates. The Company’s Consolidated Statements of Operations include aggregate revenue and operating income of $45.2 million and $2.2 million, respectively, for the year ended December 31, 2023. The following unaudited pro forma financial information presents the Company’s results as if the current year acquisitions had occurred at the beginning of 2022. The unaudited pro forma information also includes the 2022 acquisitions as if they occurred at the beginning of 2021 and the 2021 acquisitions as if they had occurred at the beginning of 2020:

	Year Ended December 31
(in thousands)	2023	2022	2021
Operating revenues	$4,529,817	$4,252,847	$3,827,486
Net income	218,394	87,571	376,478
These pro forma results were based on estimates and assumptions, which the Company believes are reasonable, and include the historical results of operations of the acquired companies and adjustments for depreciation and amortization of identified assets and the effect of pre-acquisition transaction-related expenses incurred by the Company and the acquired entities. The pro forma information does not include efficiencies, cost reductions and synergies expected to result from the acquisitions. They are not the results that would have been realized had these entities been part of the Company during the periods presented and are not necessarily indicative of the Company’s consolidated results of operations in future periods.
Disposition of Businesses. In June 2023, the Company entered into an agreement to merge the Pinna business with Realm of Possibility, Inc. (Realm) in return for an additional noncontrolling financial interest in Realm (the Pinna transaction). The Company deconsolidated the Pinna subsidiary, which was included in other businesses, and continues to account for its interest in Realm under the equity method of accounting (see Notes 4 and 16).
In October 2022, the Company entered into an agreement to merge the CyberVista business with CyberWire, Inc. in return for a noncontrolling financial interest in the merged entity, N2K Networks, Inc. (the CyberVista transaction). The Company deconsolidated the CyberVista subsidiary, which was included in other businesses, and accounts for its continuing interest in N2K Networks under the equity method of accounting (see Notes 4 and 16).
Other Transactions. In December 2023, the Company acquired some of the minority-owned shares of CSI for a total amount of $20.0 million. The Company paid cash of $5.0 million and entered into a promissory note with the minority owners for the remaining $15.0 million at an interest rate of 8% per annum. The note is included in other indebtedness (see Note 11) and payable in quarterly installments with the final payment due by January 1, 2027. Following the redemption, the Company owns 86.7% of CSI.
In November 2022, a CSI minority shareholder put some shares to the Company, which had a redemption value of $1.2 million. Following the redemption, the Company owned 76.5% of CSI. In March 2021, Hoover’s minority shareholders put the remaining outstanding shares to the Company, which had a redemption value of $3.5 million. Following the redemption, the Company owns 100% of Hoover.
As of December 31, 2023, the Company holds a controlling financial interest in GHC One and GHC Two and therefore includes the assets, liabilities, results of operations and cash flows in its consolidated financial statements. GHC One acquired CSI and another small business during 2019. GHC Two acquired Weiss during 2021 and a provider of Applied Behavior Analysis clinics and another small business in 2022. The Company accounts for the minority ownership of the group of senior managers in GHC One and GHC Two as a mandatorily redeemable noncontrolling interest (see Note 2).
4.    INVESTMENTS
Money Market Investments. As of December 31, 2023 and 2022, the Company had money market investments of $5.6 million and $7.7 million, respectively, that are classified as cash and cash equivalents in the Company’s Consolidated Balance Sheets.
Investments in Marketable Equity Securities. Investments in marketable equity securities consist of the following:

	As of December 31
(in thousands)	2023	2022
Total cost	$225,971	$270,764
Gross unrealized gains	464,182	363,147
Gross unrealized losses	—	(23,990)
Total Fair Value	$690,153	$609,921
At December 31, 2023 and 2022, the Company owned 55,430 shares in Markel Group Inc. (Markel) valued at $78.7 million and $73.0 million, respectively. The Chief Executive Officer of Markel, Mr. Thomas S. Gayner, is a member of the Company’s Board of Directors. As of December 31, 2023, the Company owned 422 Class A and 482,945 Class B shares in Berkshire Hathaway valued at $401.2 million, which exceeded 5% of the Company’s total assets.
The Company purchased $4.6 million, $42.1 million, of which $1.5 million was settled in January 2023, and $48.0 million of marketable equity securities during 2023, 2022 and 2021, respectively.
During 2023, 2022 and 2021, the gross cumulative realized net gains from the sales of marketable equity securities were $13.0 million, $58.1 million and $46.0 million, respectively. The total proceeds from such sales were $62.0 million, $102.0 million and $65.5 million, respectively.
The net gain (loss) on marketable equity securities comprised the following:

	Year Ended December 31
(in thousands)	2023	2022	2021
Gain (loss) on marketable equity securities, net	$138,067	$(139,589)	$243,088
Less: Net (gains) losses in earnings from marketable equity securities sold and donated	(5,475)	27,786	(17,830)
Net unrealized gains (losses) in earnings from marketable equity securities still held at the end of the year	$132,592	$(111,803)	$225,258
Investments in Affiliates. In June 2023, the Company entered into an agreement to merge the Pinna business with Realm in return for an additional noncontrolling financial interest in Realm. The Company held an equity interest in Realm prior to the merger transaction, which was accounted for under the equity method. Following the merger transaction, the Company’s convertible note in Realm was converted into equity and the Company also made an additional investment in Realm. As of December 31, 2023, the Company held a 42.2% interest in Realm on a fully diluted basis, and continues to account for its investment under the equity method.
As of December 31, 2023, the Company held a 49.9% interest in N2K Networks on a fully diluted basis, and accounts for its investment under the equity method. The Company holds two of the five seats of N2K Networks’ governing board with the other shareholders retaining substantive participation rights to control the financial and operating decisions of N2K Networks through their representation on the board.

As of December 31, 2023, the Company held an approximate 18% interest in Intersection Holdings, LLC (Intersection), and accounts for its investment under the equity method. The Company holds two of the ten seats of Intersection’s governing board, which allows the Company to exercise significant influence over Intersection. In April 2023, the Company entered into a term note agreement to loan Intersection $30.0 million at an interest rate of 9% per annum. The principal and interest on the note are payable in monthly installments over 5 years with the final payment due by May 2028. The outstanding balance on this loan was $28.8 million as of December 31, 2023.
As of December 31, 2023, the Company also held investments in several other affiliates; GHG held a 40% interest in Residential Home Health Illinois, a 40% interest in Residential Hospice Illinois, a 40% interest in the joint venture formed between GHG and a Michigan hospital, and a 40% interest in the joint venture formed between GHG and Allegheny Health Network (AHN). During the first quarter of 2022, GHG invested an additional $18.5 million in the Residential Home Health Illinois and Residential Hospice Illinois affiliates to fund their acquisition of certain home health and hospice assets of the NorthShore University HealthSystem. The transaction diluted GHG’s interest in Residential Hospice Illinois resulting in a $0.6 million gain on sale of investment in affiliate (see Note 16). For the years ended December 31, 2023, 2022 and 2021, GHG recorded $15.6 million, $13.9 million and $10.9 million, respectively, in revenue for services provided to its affiliates.
The Company had $36.9 million and $49.1 million in its investment account that represents cumulative undistributed income in its investments in affiliates as of December 31, 2023 and 2022, respectively.
In the third quarter of 2021, the Company recorded an impairment charge of $6.6 million on one of its investments in affiliates as a result of the challenging economic environment for this business following an announcement by the Chinese government to reform the education sector for private education companies.
Additionally, Kaplan International Holdings Limited (KIHL) held a 45% interest in a joint venture formed with University of York. KIHL loaned the joint venture £22 million, which loan is repayable over 25 years at an interest rate of 7% and guaranteed by the University of York. The outstanding balance on this loan was £19.9 million as of December 31, 2023. The loan is repayable by December 2041.
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
The Company’s ownership in private equity fund partnerships varies between approximately 4% and 10%; the Company’s related investment balance included in Investments in Affiliates was $56.6 million and $68.9 million as of December 31, 2023 and 2022, respectively.
The summarized balance sheet data of the private equity fund investments consists of the following:

	As of December 31
(in thousands)	2023	2022
Investments in securities, at estimated fair value	$1,528,908	$1,974,189
Other current assets	28,505	19,072
Total assets	$1,557,413	$1,993,261
Total liabilities	$6,963	$3,945
Total partners’ capital	1,550,450	1,989,316
Total liabilities and partners’ capital	$1,557,413	$1,993,261
The summarized operating data of the private equity fund investments was as follows:

	Year Ended December 31
(in thousands)	2023	2022	2021
Net investment loss	$(13,820)	$(14,129)	$(13,324)
Net realized gain on investments	194,324	162,644	190,368
Net change in unrealized (depreciation) appreciation on investments	(449,553)	(66,333)	1,043,627
(Decrease) increase in net assets from operations	$(269,049)	$82,182	$1,220,671

The summarized balance sheet data of the operating entity investments consists of the following:

	As of December 31
(in thousands)	2023	2022
Current assets	$166,783	$174,027
Noncurrent assets	520,439	542,625
Total assets	$687,222	$716,652
Current liabilities	$126,396	$126,365
Noncurrent liabilities	374,127	386,425
Total liabilities	$500,523	$512,790
Noncontrolling interests	$(33,162)	$(26,593)
The summarized operating data of the operating entity investments was as follows:

	Year Ended December 31
(in thousands)	2023	2022	2021
Net sales	$458,541	$459,949	$358,928
Gross profit	183,207	196,481	146,312
Net (loss) income	(37,169)	3,206	135,241
Net (loss) income attributable to the entity	(30,694)	5,124	102,829
Cost Method Investments. The Company held investments without readily determinable fair values in a number of equity securities that are accounted for as cost method investments, which are recorded at cost, less impairment, and adjusted for observable price changes for identical or similar investments of the same issuer. The carrying value of these investments was $74.0 million and $66.7 million as of December 31, 2023 and 2022, respectively. During the years ended December 31, 2023, 2022 and 2021, the Company recorded gains of $3.1 million, $6.9 million and $11.8 million, respectively, to those equity securities based on observable transactions. For the years ended December 31, 2023 and 2022, the Company recorded impairment losses of $0.5 million and $1.3 million, respectively, to those securities.
5.    ACCOUNTS RECEIVABLE, ACCOUNTS PAYABLE, VEHICLE FLOOR PLAN PAYABLE AND ACCRUED LIABILITIES
Accounts receivable consist of the following:

	As of December 31
(in thousands)	2023	2022
Receivables from contracts with customers, less estimated credit losses of $24,667 and $21,387	$496,172	$504,784
Other receivables	28,915	27,157
	$525,087	$531,941
The changes in estimated credit losses were as follows:

(in thousands)	Balance at Beginning of Period	Additions – Charged to Costs and Expenses	Deductions	Balance at End of Period
2023	$21,387	$6,045	$(2,765)	$24,667
2022	21,836	2,958	(3,407)	21,387
2021	21,494	6,824	(6,482)	21,836
Accounts payable, vehicle floor plan payable and accrued liabilities consist of the following:

	As of December 31
(in thousands)	2023	2022
Accounts payable	$154,484	$136,186
Vehicle floor plan payable	148,300	69,756
Accrued compensation and related benefits	154,580	149,823
Other accrued liabilities	237,157	218,522
	$694,521	$574,287
Cash overdrafts of $0.5 million are included in accounts payable at December 31, 2023 and 2022.

The Company finances new, used and service loaner vehicle inventory through standardized floor plan facilities with Truist Bank and Toyota Motor Credit Corporation (Truist and Toyota floor plan facility) and Ford Motor Credit Company (Ford floor plan facility). On September 26, 2023, the Company entered into a credit agreement with Truist Bank (see Note 11) to, among other things, establish a new revolving floor plan credit facility with an aggregate capacity of $115.0 million. The Truist and Toyota floor plan facility bears interest at variable rates that are based on Secured Overnight Financing Rate (SOFR) plus 1.25% per annum. In connection with the establishment of the Truist and Toyota floor plan facility, the previous Truist floor plan facility, dated July 5, 2022, was repaid and terminated. At December 31, 2023, the floor plan facilities bore interest at variable rates that are based on SOFR and prime-based interest rates. The weighted average interest rate for the floor plan facilities was 6.2%, 3.2% and 1.1% for the years ended December 31, 2023, 2022 and 2021, respectively. Changes in the vehicle floor plan payable are reported as cash flows from financing activities in the Consolidated Statements of Cash Flows.
The floor plan facilities are collateralized by vehicle inventory and other assets of the relevant dealership subsidiary, and contain a number of covenants, including, among others, covenants restricting the dealership subsidiary with respect to the creation of liens and changes in ownership, officers and key management personnel. The Company was in compliance with all of these restrictive covenants as of December 31, 2023.
The floor plan interest expense related to the vehicle floor plan arrangements is offset by amounts received from manufacturers in the form of floor plan assistance capitalized in inventory and recorded against cost of goods sold in the Consolidated Statements of Operations when the associated inventory is sold. For the years ended December 31, 2023, 2022 and 2021, the Company recognized a reduction in cost of goods sold of $6.7 million, $4.6 million and $2.7 million, respectively, related to manufacturer floor plan assistance.
Activity related to floor plan facilities associated with new vehicles is as follows:

(in thousands)	2023
Obligations outstanding at the beginning of the year	$69,190
Additions	646,083
Settlements	(586,344)
Obligations outstanding at the end of the year	$128,929
6.    INVENTORIES AND CONTRACTS IN PROGRESS
Inventories and contracts in progress consist of the following:

	As of December 31
(in thousands)	2023	2022
Raw materials	$63,884	$68,494
Work-in-process	15,387	15,718
Finished goods	215,283	140,548
Contracts in progress	2,657	2,051
	$297,211	$226,811
7.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

	As of December 31
(in thousands)	2023	2022
Land	$98,332	$86,892
Buildings	238,776	203,256
Machinery, equipment and fixtures	521,773	457,145
Leasehold improvements	225,004	226,967
Construction in progress	36,217	35,150
	1,120,102	1,009,410
Less: accumulated depreciation	(559,788)	(506,410)
	$560,314	$503,000
Depreciation expense was $86.1 million, $73.3 million, and $71.4 million in 2023, 2022 and 2021, respectively.
The Company recorded property, plant and equipment impairment charges of $0.3 million and $2.4 million in 2023 and 2021, respectively. The Company estimated the fair value of the property, plant and equipment using income and market approaches.

8.    LEASES
Operating Leases. The components of operating lease expense were as follows:

	Year Ended December 31
(in thousands)	2023	2022	2021
Operating lease cost	$89,994	$91,613	$96,078
Short-term and month-to-month lease cost	44,457	30,754	17,724
Variable lease cost	23,080	21,265	20,889
Sublease income	(16,035)	(14,734)	(16,918)
Total net lease cost	$141,496	$128,898	$117,773
The Company recorded impairment charges of $0.8 million and $3.9 million in 2023 and 2021, respectively. The Company estimated the fair value of the ROU assets using an income approach.
Supplemental information related to operating leases was as follows:

	Year Ended December 31
(in thousands)	2023	2022	2021
Cash Flow Information:
Operating cash flows from operating leases (payments)	$94,630	$100,207	$105,164
Right-of-use assets obtained in exchange for new operating lease liabilities (noncash)	38,967	81,838	59,409

		As of December 31
		2023	2022
Balance Sheet Information:
Lease right-of-use assets		$409,183	$429,403

Current lease liabilities		$64,247	$70,007
Noncurrent lease liabilities		376,677	393,626
Total lease liabilities		$440,924	$463,633

Weighted average remaining lease term (years)	10.6	10.7
Weighted average discount rate	5.2%	4.9%
At December 31, 2023, maturities of operating lease liabilities were as follows:

(in thousands)	December 31, 2023
2024	$84,677
2025	70,072
2026	62,262
2027	55,687
2028	45,486
Thereafter	272,850
Total payments	591,034
Less: Imputed interest	(150,110)
Total	$440,924
As of December 31, 2023, the Company has entered into operating leases, including educational and other facilities, that have not yet commenced and have minimum lease payments of $23.3 million. These operating leases will commence in fiscal year 2024 with lease terms of 5 to 20 years.
Finance Leases. The components of financing lease expense were as follows:

	Year Ended December 31
(in thousands)	2023	2022
Finance lease cost:
Amortization of right-of-use assets	$5,687	$2,351
Interest on lease liabilities	989	317
Finance lease cost	6,676	2,668
Variable lease cost	133	85
Total net lease cost	$6,809	$2,753

Supplemental information related to finance leases was as follows:

	Year Ended December 31
(in thousands)	2023	2022
Cash Flow Information:
Operating cash flows from finance leases	$989	$317
Financing cash flows from finance leases (payments)	10,376	6,237
Right-of-use assets obtained in exchange for new finance lease liabilities (noncash)	20,265	9,182

	As of December 31
	2023	2022
Balance Sheet Information:
Property, plant and equipment, net	$22,831	$13,835

Current lease liabilities	$17,357	$8,697
Noncurrent lease liabilities	6,571	5,362
Total lease liabilities	$23,928	$14,059

Weighted average remaining lease term (years)	1.8	2.0
Weighted average discount rate	6.3%	4.6%
At December 31, 2023, maturities of finance lease liabilities were as follows:

(in thousands)	December 31, 2023
2024	$17,960
2025	5,194
2026	1,702
2027	22
2028	11
Total payments	24,889
Less: Imputed interest	(961)
Total	$23,928
9.    GOODWILL AND OTHER INTANGIBLE ASSETS
In the third quarter of 2023, due to continued sustained weakness in demand for certain Dekko power and data products primarily in the commercial office space market, the Company performed an interim review of the goodwill of the Dekko reporting unit. As a result of the impairment review, the Company recorded a $47.8 million goodwill impairment charge. Also in the third quarter of 2023, as a result of the substantial digital advertising revenue declines and continued significant operating losses at WGB, the Company performed an interim review of the goodwill of the WGB reporting unit. As a result of the impairment review, the Company recorded a $50.2 million goodwill impairment charge. The Company estimated the fair value of the reporting units by utilizing a discounted cash flow model. The carrying value of the reporting units exceeded their estimated fair values, resulting in goodwill impairment charges for the amount by which the carrying values exceeded their estimated fair values after taking into account the effect of deferred income taxes. Dekko is included in manufacturing and WGB is included in other businesses.
In the fourth quarter of 2022, as a result of the weakened current outlook for digital advertising and consumer demand for art and related goods following substantial declines in revenues and significant operating losses at the Leaf businesses, the Company recorded goodwill and amortized intangible asset impairment charges of $129.0 million at the Leaf Media (renamed WGB) and Leaf Marketplace (includes Society6 and Saatchi Art) reporting units. The Company estimated the fair value of the reporting units and amortized intangible assets by utilizing a discounted cash flow model. The carrying values of the reporting units and amortized intangible assets exceeded their estimated fair values, resulting in goodwill and intangible asset impairment charges for the amount by which the carrying values exceeded their estimated fair values after taking into account the effect of deferred income taxes. WGB, Society6 and Saatchi Art (collectively the Leaf businesses) are included in other businesses.
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
Amortization of intangible assets for the years ended December 31, 2023, 2022 and 2021, was $50.0 million, $58.9 million and $57.9 million, respectively. Amortization of intangible assets is estimated to be approximately $37 million in 2024, $29 million in 2025, $20 million in 2026, $6 million in 2027, $3 million in 2028 and $17 million thereafter.
The changes in the carrying amount of goodwill, by segment, were as follows:

(in thousands)	Education	Television Broadcasting	Manufacturing	Healthcare	Automotive	Other Businesses	Total
As of December 31, 2021
Goodwill	$1,186,236	$190,815	$234,993	$118,329	$45,826	$253,399	$2,029,598
Accumulated impairment losses	(331,151)	—	(34,302)	—	—	(14,563)	(380,016)
	855,085	190,815	200,691	118,329	45,826	238,836	1,649,582
Measurement period adjustment	1,081	—	—	249	—	(2,183)	(853)
Acquisitions	—	—	—	17,292	38,871	—	56,163
Impairment	—	—	—	—	—	(102,124)	(102,124)
Foreign currency exchange rate changes	(41,815)	—	—	—	—	—	(41,815)
As of December 31, 2022
Goodwill	1,145,502	190,815	234,993	135,870	84,697	251,216	2,043,093
Accumulated impairment losses	(331,151)	—	(34,302)	—	—	(116,687)	(482,140)
	814,351	190,815	200,691	135,870	84,697	134,529	1,560,953
Measurement period adjustment	—	—	—	(2,217)	—	—	(2,217)
Acquisitions	—	—	—	1,385	44,583	—	45,968
Impairment	—	—	(47,760)	—	—	(50,239)	(97,999)
Foreign currency exchange rate changes	18,489	—	—	—	—	—	18,489
As of December 31, 2023
Goodwill	1,163,991	190,815	234,993	135,038	129,280	251,216	2,105,333
Accumulated impairment losses	(331,151)	—	(82,062)	—	—	(166,926)	(580,139)
	$832,840	$190,815	$152,931	$135,038	$129,280	$84,290	$1,525,194
The changes in carrying amount of goodwill at the Company’s education division were as follows:

(in thousands)	Kaplan International	Higher Education	Supplemental Education	Total
As of December 31, 2021
Goodwill	$621,268	$174,564	$390,404	$1,186,236
Accumulated impairment losses	—	(111,324)	(219,827)	(331,151)
	621,268	63,240	170,577	855,085
Measurement period adjustment	—	—	1,081	1,081
Foreign currency exchange rate changes	(41,707)	—	(108)	(41,815)
As of December 31, 2022
Goodwill	579,561	174,564	391,377	1,145,502
Accumulated impairment losses	—	(111,324)	(219,827)	(331,151)
	579,561	63,240	171,550	814,351
Foreign currency exchange rate changes	18,439	—	50	18,489
As of December 31, 2023
Goodwill	598,000	174,564	391,427	1,163,991
Accumulated impairment losses	—	(111,324)	(219,827)	(331,151)
	$598,000	$63,240	$171,600	$832,840

Other intangible assets consist of the following:

		As of December 31, 2023			As of December 31, 2022
(in thousands)	Useful Life Range	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Student and customer relationships	2–10 years	$283,098	$236,776	$46,322	$297,766	$230,429	$67,337
Trade names and trademarks	2–15 years	143,389	90,558	52,831	148,102	81,078	67,024
Network affiliation agreements	10 years	17,400	13,348	4,052	17,400	10,367	7,033
Databases and technology	3–6 years	36,538	35,712	826	36,216	32,219	3,997
Other	1–8 years	41,327	33,164	8,163	44,644	28,613	16,031
		$521,752	$409,558	$112,194	$544,128	$382,706	$161,422
Indefinite-Lived Intangible Assets
Franchise agreements		$92,158			$85,858
Trade names and trademarks		84,533			81,905
FCC licenses		11,000			11,000
Other		171			171
		$187,862			$178,934
10.    INCOME TAXES
Income before income taxes consists of the following:

	Year Ended December 31
(in thousands)	2023	2022	2021
U.S.	$219,240	$69,499	$421,420
Non-U.S.	79,764	52,235	28,207
	$299,004	$121,734	$449,627
The provision for income taxes consists of the following:

(in thousands)	Current	Deferred	Total
Year Ended December 31, 2023
U.S. Federal	$19,752	$36,640	$56,392
State and Local	5,886	10,044	15,930
Non-U.S.	17,897	(2,919)	14,978
	$43,535	$43,765	$87,300
Year Ended December 31, 2022
U.S. Federal	$37,525	$(6,180)	$31,345
State and Local	5,676	2,513	8,189
Non-U.S.	11,943	(177)	11,766
	$55,144	$(3,844)	$51,300
Year Ended December 31, 2021
U.S. Federal	$20,806	$64,356	$85,162
State and Local	4,354	(435)	3,919
Non-U.S.	6,094	1,125	7,219
	$31,254	$65,046	$96,300

The provision for income taxes differs from the amount of income tax determined by applying the U.S. Federal statutory rate of 21% to the income before taxes as a result of the following:

	Year Ended December 31
(in thousands)	2023	2022	2021
U.S. Federal taxes at statutory rate (see above)	$62,791	$25,564	$94,422
State and local taxes, net of U.S. Federal tax	7,477	(331)	2,238
Valuation allowances against state tax benefits, net of U.S. Federal tax	5,107	6,800	859
Valuation allowances against other non-U.S. income tax benefits	(3,370)	263	4,042
Goodwill impairments	10,864	15,628	1,612
Other, net	4,431	3,376	(6,873)
Provision for Income Taxes	$87,300	$51,300	$96,300
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
Deferred income taxes consist of the following:

	As of December 31
(in thousands)	2023	2022
Employee benefit obligations	$51,666	$53,307
Accounts receivable	4,160	3,770
State income tax loss carryforwards	64,381	61,826
State capital loss carryforwards	—	36
State income tax credit carryforwards	328	421
U.S. Federal income tax loss carryforwards	58,424	64,310
U.S. Federal foreign income tax credit carryforwards	1,100	1,271
Non-U.S. income tax loss carryforwards	23,850	19,937
Non-U.S. capital loss carryforwards	3,069	3,458
Leases	57,564	59,072
Other	10,705	2,350
Deferred Tax Assets	275,247	269,758
Valuation allowances	(66,298)	(62,816)
Deferred Tax Assets, Net	208,949	206,942
Prepaid pension cost	540,937	426,348
Unrealized gain on marketable equity securities	116,396	87,204
Goodwill and other intangible assets	69,358	81,593
Property, plant and equipment	21,612	19,703
Leases	48,230	49,473
Non-U.S. withholding tax	1,962	2,084
Deferred Tax Liabilities	798,495	666,405
Deferred Income Tax Liabilities, Net	$589,546	$459,463
The Company has $1,106.9 million of state income tax net operating loss carryforwards available to offset future state taxable income as of December 31, 2023. During 2021, the Company recorded $115.4 million of state income tax loss carryforwards as a result of the Leaf acquisition. State income tax loss carryforwards, if unutilized, will start to expire approximately as follows:

(in millions)
2024	$5.7
2025	17.5
2026	10.5
2027	17.6
2028	24.4
2029 and after	1,031.2
Total	$1,106.9
The Company has recorded $64.4 million in deferred state income tax assets, net of U.S. Federal income tax, with respect to these state income tax loss carryforwards as of December 31, 2023. The Company has established

$45.8 million in valuation allowances against these deferred state income tax assets, since the Company has determined that it is more likely than not that some of these state income tax losses may not be fully utilized in the future to reduce state taxable income.
The Company has $278.2 million of U.S. Federal income tax loss carryforwards obtained as a result of prior stock acquisitions as of December 31, 2023. During 2021, the Company recorded $262.5 million of U.S. Federal income tax loss carryforwards as a result of the Leaf acquisition. U.S. Federal income tax loss carryforwards are expected to be fully utilized as follows:

(in millions)
2024	$28.2
2025	25.2
2026	13.9
2027	6.4
2028	6.3
2029 and after	198.2
Total	$278.2
The Company has established $58.4 million in U.S. Federal deferred tax assets with respect to these U.S. Federal income tax loss carryforwards as of December 31, 2023.
For U.S. Federal income tax purposes, the Company has established U.S. Federal deferred tax assets with respect to $1.1 million of foreign tax credits available to be credited against future U.S. Federal income tax liabilities that will start to expire in 2024 if unutilized. The Company has recorded $1.1 million in valuation allowances against these deferred tax assets since the Company determined that it is more likely than not that these foreign tax credit carryforwards may not be utilized in the future to reduce U.S. Federal income taxes.
The Company has $112.7 million of non-U.S. income tax loss carryforwards as a result of operating losses and carryforwards that were obtained in part through prior stock acquisitions that are available to offset future non-U.S. taxable income and has recorded, with respect to these losses, $23.9 million in non-U.S. deferred income tax assets. The Company has established $12.3 million in valuation allowances against the deferred tax assets for the portion of non-U.S. tax losses that may not be utilized to reduce future non-U.S. taxable income. The $112.7 million of non-U.S. income tax loss carryforwards consist of $63.4 million in losses that may be carried forward indefinitely; $45.1 million of losses that, if unutilized, will expire in varying amounts through 2028; and $4.2 million of losses that, if unutilized, will start to expire after 2028.
The Company has $10.2 million of non-U.S. capital loss carryforwards that may be carried forward indefinitely and are available to offset future non-U.S. capital gains. The Company recorded a $3.1 million non-U.S. deferred income tax asset for these non-U.S. capital loss carryforwards and has established a full valuation allowance against this non-U.S. deferred tax asset since the Company has determined that it is more likely than not that the capital loss carryforwards may not be utilized to reduce taxable income in the future.
Deferred tax valuation allowances and changes in deferred tax valuation allowances were as follows:

(in thousands)	Balance at Beginning of Period	Tax Expense and Revaluation	Deductions	Balance at End of Period
Year Ended
December 31, 2023	$62,816	$9,786	$(6,304)	$66,298
December 31, 2022	57,603	7,460	(2,247)	62,816
December 31, 2021	47,217	13,915	(3,529)	57,603
The Company has established $49.6 million in valuation allowances against deferred state tax assets recognized, net of U.S. Federal tax. As stated above, approximately $45.8 million of the valuation allowances, net of U.S. Federal income tax, relate to state income tax loss carryforwards. In most instances, the Company has established valuation allowances against deferred state income tax assets without considering potentially offsetting deferred tax liabilities established with respect to prepaid pension cost and goodwill. Prepaid pension cost and goodwill have not been considered a source of future taxable income for realizing those deferred state tax assets recognized because these temporary differences are not likely to reverse in the foreseeable future. However, certain deferred state tax assets have an indefinite life. As a result, the Company has considered deferred tax liabilities for prepaid pension cost and goodwill as a source of future taxable income for realizing those deferred state tax assets with indefinite lives. The valuation allowances established against deferred state income tax assets may increase or decrease within the next 12 months, based on operating results or the market value of investment holdings. The Company will monitor future results on a quarterly basis to determine whether the valuation allowances provided against deferred state tax assets should be increased or decreased as future circumstances warrant.
The Company has established $15.5 million in valuation allowances against non-U.S. deferred tax assets, and, as stated above, $12.3 million of the non-U.S. valuation allowances relate to non-U.S. income tax loss carryforwards and $3.1 million relate to non-U.S. capital loss carryforwards. Valuation allowances established against non-U.S. deferred tax assets are recorded at the education division and other businesses. These non-U.S. valuation allowances may increase or decrease within the next 12 months, based on operating results. As a result, the Company is unable to estimate the potential tax impact, given the uncertain operating environment. The Company will monitor future education division and other businesses’ operating results and projected future operating results on a quarterly basis to determine whether the valuation allowances provided against non-U.S. deferred tax assets should be increased or decreased as future circumstances warrant.
The Company estimates that unremitted non-U.S. subsidiary earnings, when distributed, will not be subject to tax except to the extent non-U.S. withholding taxes are imposed. Approximately $2.0 million of deferred tax liabilities remain recorded on the books at December 31, 2023, with respect to future non-U.S. withholding taxes the Company estimated may be imposed on future cash distributions.
U.S. Federal and state tax liabilities may be recorded if the investment in non-U.S. subsidiaries becomes held for sale instead of being held indefinitely, but the calculation of the tax due is not practicable.
The 2020 U.S. Federal tax return and subsequent years remain open to IRS examination. The Company files income tax returns with the U.S. Federal government and in various state, local and non-U.S. governmental jurisdictions, with the consolidated U.S. Federal tax return filing considered the only major tax jurisdiction.
The Company endeavors to comply with tax laws and regulations where it does business, but cannot guarantee that, if challenged, the Company’s interpretation of all relevant tax laws and regulations will prevail and that all tax benefits recorded in the financial statements will ultimately be recognized in full.
The following summarizes the Company’s unrecognized tax benefits, excluding interest and penalties, for the respective periods:

	Year Ended December 31
(in thousands)	2023	2022	2021
Beginning unrecognized tax benefits	$3,897	$3,004	$1,898
Increases related to current year tax positions	135	300	1,061
Increases related to prior year tax positions	—	778	45
Decreases related to prior year tax positions	(165)	(185)	—
Decreases related to settlement with tax authorities	—	—	—
Decreases due to lapse of applicable statutes of limitations	(604)	—	—
Ending unrecognized tax benefits	$3,263	$3,897	$3,004
The unrecognized tax benefits relate to federal and state research and development tax credits applicable to the 2020 to 2023 tax periods, as well as state income tax filing positions applicable to the 2012 to 2018 and 2020 tax periods. In making these determinations, the Company presumes that taxing authorities pursuing examinations of the Company’s compliance with tax law filing requirements will have full knowledge of all relevant information, and, if necessary, the Company will pursue resolution of disputed tax positions by appeals or litigation. Although the Company cannot predict the timing of resolution with tax authorities, the Company estimates that some of the unrecognized tax benefits may change in the next 12 months due to settlement with the tax authorities. The Company expects that a $1.3 million federal tax benefit and a $2.0 million state tax benefit, net of $0.4 million federal tax expense, will reduce the effective tax rate in the future if the unrecognized tax benefits are recognized.
The Company classifies interest and penalties related to uncertain tax positions as a component of interest and other expenses, respectively. As of December 31, 2023, the Company has accrued $0.4 million of interest related to the unrecognized tax benefits. The Company has not accrued any penalties related to the unrecognized tax benefits.
In December 2021, the Organization for Economic Co-operation and Development (OECD) issued a set of rules known as “Pillar Two” with the intent to ensure that global companies pay a minimum corporate income tax of 15% in jurisdictions in which the global companies operate. Many non-U.S. countries (including the U.K. and European Union member countries) enacted legislation to adopt certain aspects of Pillar Two effective January 1, 2024, and additional elements are expected to be adopted in future years. While the U.S. has not adopted Pillar Two, rules implemented by participating countries will apply to the Company’s worldwide operations in 2024. The Company does not have material operations in jurisdictions with tax rates lower than 15% and does not expect Pillar Two to have a material impact on the Company’s consolidated financial statements. The Company will continue to assess the relevant tax legislation and guidance to determine its impact.
11.    DEBT
The Company’s borrowings consist of the following:

				As of December 31
(in thousands)	Maturities	Stated Interest Rate	Effective Interest Rate	2023	2022
Unsecured notes (1)	2026	5.75%	5.75%	$398,266	$397,548
Revolving credit facility	2027	4.80% - 8.88%	6.23%	97,879	200,236
Term loan (2)	2027	7.17% - 7.25%	7.33%	147,476	—
Real estate term loan (3)	2028	7.07% - 7.09%	7.17%	74,541	—
Capital term loan (4)	2028	7.32% - 7.34%	7.41%	63,097	—
Truist Bank commercial note (5)	2031	6.10% - 7.10%	6.68%	—	23,522
Truist Bank commercial note	2032	6.38% - 7.38%	6.90%	—	66,513
Truist Bank commercial note (6)	2032	6.13% - 7.13%	6.72%	—	26,548
Other indebtedness	2024 - 2030	0.00% - 16.00%		30,574	11,993
Total Debt				811,833	726,360
Less: current portion				(66,751)	(155,813)
Total Long-Term Debt				$745,082	$570,547
____________
(1)    The carrying value is net of $1.7 million and $2.5 million of unamortized debt issuance costs as of December 31, 2023 and 2022, respectively.
(2)    The carrying value is net of $0.6 million of unamortized debt issuance costs as of December 31, 2023.
(3)    The carrying value is net of $0.1 million of unamortized debt issuance costs as of December 31, 2023.
(4)    The carrying value is net of $0.8 million of unamortized debt issuance costs as of December 31, 2023.
(5)    The carrying value is net of $0.1 million of unamortized debt issuance costs as of December 31, 2022.
(6)    The carrying value is net of $0.1 million of unamortized debt issuance costs as of December 31, 2022.
The Company’s $400 million senior unsecured fixed-rate notes (the Notes), due June 1, 2026, are guaranteed, jointly and severally, on a senior unsecured basis, by certain of the Company’s existing and future domestic subsidiaries, as described in the terms of the indenture. The Notes have a coupon rate of 5.75% per annum, payable semi-annually on June 1 and December 1. The Company may redeem the Notes in whole or in part at any time at the respective redemption prices described in the indenture. At December 31, 2023 and 2022, the fair value of the Notes, based on quoted market prices (Level 2 fair value assessment), totaled $400.4 million and $395.1 million, respectively.
On May 3, 2022, the Company amended the revolving credit facility to, among other things, (i) extend the maturity of the facility to May 30, 2027, (ii) eliminate borrowings under separate U.S. dollar and multicurrency tranches, (iii) update certain interest rate benchmarks including replacing USD London Interbank Offered Rate (LIBOR) with SOFR for borrowings denominated in U.S. dollars, (iv) incorporate a sub-facility for the issuance of letters of credit, and (v) allow for applicable margin for borrowings to be determined and adjusted quarterly based on the Company’s Total Net Leverage Ratio. The outstanding balance on the Company’s $300 million unsecured revolving credit facility was $97.9 million as of December 31, 2023, consisting of U.S. dollar borrowings of $34 million with interest payable at SOFR plus 1.375% or prime rate plus 0.375%, and British Pound (GBP) borrowings of £50 million with interest payable at Daily Sterling Overnight Index Average (SONIA) plus 1.375%.
On July 28, 2023, the Company entered into a $150 million term loan with each of the lenders party thereto, Wells Fargo Bank, N.A., JPMorgan Chase Bank N.A., Bank of America, N.A., HSBC Bank USA, N.A., and PNC Bank, N.A. The term loan is payable in quarterly installments of $1.875 million which started in December 2023 with a final payment of the principal balance due on May 30, 2027. The term loan bears interest at variable rates based on SOFR plus 1.75% per annum. The Company may redeem the term loan in whole or in part with no penalty at any time. The existing financial covenants of the credit agreement governing the revolving credit facility are unchanged following the addition of the term loan.
On September 26, 2023, the Company’s automotive subsidiary entered into a credit agreement with Truist Bank, which includes (i) a $75.2 million real estate term loan, (ii) a $65.0 million capital term loan, (iii) a $50.0 million delayed draw term loan, and (iv) establishment of a revolving floor plan credit facility (see Note 5). The real estate term loan is payable in monthly installments of $0.3 million and bears interest at variable rates based on SOFR plus 1.75% per annum, and the capital term loan is payable in monthly installments of $0.5 million and bears interest at variable rates based on SOFR plus 2.00% per annum. The monthly installment payments on the real estate and capital term loans commenced on November 1, 2023, with final payments of the outstanding principal balances due on September 26, 2028. Subject to terms and conditions set forth in the credit agreement, the automotive subsidiary may also request borrowings of delayed draw term loans for which the proceeds may be used to (i) finance the acquisition of automobile dealerships (delayed draw capital loan) and (ii) finance the acquisition of real estate (delayed draw real estate loan). The delayed draw term loan bears interest at variable rates based on SOFR plus an applicable margin based on the type of delayed draw term loan requested. The delayed draw term loan availability period terminates on September 26, 2025. The automotive subsidiary did not borrow against the delayed draw term loan as of December 31, 2023.
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
The fair value of the Company’s other debt, which is based on Level 2 inputs, approximates its carrying value as of December 31, 2023 and 2022. The Company is in compliance with all financial covenants of the revolving credit facility and term loans as of December 31, 2023.
During 2023 and 2022, the Company had average borrowings outstanding of approximately $745.0 million and $689.9 million, respectively, at average annual interest rates of approximately 6.1% and 4.8%, respectively. The Company incurred net interest expense of $56.2 million, $51.2 million and $30.5 million during 2023, 2022 and 2021, respectively.
For the years ended December 31, 2023, 2022 and 2021, the Company recorded interest expense of $10.1 million, $16.5 million and $4.1 million, respectively, to adjust the fair value of the mandatorily redeemable noncontrolling interest. The fair value of the mandatorily redeemable noncontrolling interest was based on the fair value of the underlying subsidiaries owned by GHC One and GHC Two, after taking into account any debt and other noncontrolling interests of its subsidiary investments. The fair value of the owned subsidiaries is determined by reference to either a discounted cash flow or EBITDA multiple, which approximates fair value (Level 3 fair value assessment).

12.    FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	As of December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market investments (1)	$—	$5,577	$—	$5,577
Marketable equity securities (2)	690,153	—	—	690,153
Other current investments (3)	6,875	—	—	6,875
Total Financial Assets	$697,028	$5,577	$—	$702,605
Liabilities
Contingent consideration liabilities (4)	$—	$—	$788	$788
Interest rate swaps (5)	—	2,761	—	2,761
Foreign exchange swap (6)	—	86	—	86
Mandatorily redeemable noncontrolling interest (7)	—	—	40,764	40,764
Total Financial Liabilities	$—	$2,847	$41,552	$44,399

	As of December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market investments (1)	$—	$7,686	$—	$7,686
Marketable equity securities (2)	609,921	—	—	609,921
Other current investments (3)	7,471	5,016	—	12,487
Interest rate swaps (8)	—	2,636	—	2,636
Total Financial Assets	$617,392	$15,338	$—	$632,730
Liabilities
Contingent consideration liabilities (4)	$—	$—	$8,423	$8,423
Foreign exchange swap (6)	—	333	—	333
Mandatorily redeemable noncontrolling interest (7)	—	—	30,845	30,845
Total Financial Liabilities	$—	$333	$39,268	$39,601
____________

(1)	The Company’s money market investments are included in cash and cash equivalents and the value considers the liquidity of the counterparty.
(2)
The Company’s investments in marketable equity securities are held in common shares of U.S. corporations that are actively traded on U.S. exchanges. Price quotes for these shares are readily available.

(3)	Includes U.S. Government Securities, corporate bonds, mutual funds and time deposits. These investments are valued using a market approach based on the quoted market prices of the security or inputs that include quoted market prices for similar instruments and are classified as either Level 1 or Level 2 in the fair value hierarchy.
(4)	Included in Accounts payable, vehicle floor plan payable and accrued liabilities and Other Liabilities. The Company determined the fair value of the contingent consideration liabilities using either a Monte Carlo simulation, Black-Scholes model, or probability-weighted analysis depending on the type of target included in the contingent consideration requirements (revenue, EBITDA, client retention). All analyses included estimated financial projections for the acquired businesses and acquisition-specific discount rates.
(5)	Included in Other Liabilities. The Company utilized a market approach model using the notional amount of the interest rate swap multiplied by the observable inputs of time to maturity and market interest rates.
(6)	Included in Accounts payable, vehicle floor plan payable and accrued liabilities, and valued based on a valuation model that calculates the differential between the contract price and the market-based forward rate.
(7)	The fair value of the mandatorily redeemable noncontrolling interest is based on the fair value of the underlying subsidiaries owned by GHC One and GHC Two, after taking into account any debt and other noncontrolling interests of its subsidiary investments. The fair value of the owned subsidiaries is determined using enterprise value analyses which include an equal weighing between guideline public company and discounted cash flow analyses.
(8)	Included in Deferred Charges and Other Assets. The Company utilized a market approach model using a notional amount of the interest rate swaps multiplied by the observable inputs of time to maturity and market interest rates.

The following table provides a reconciliation of changes in the Company’s financial liabilities measured at fair value on a recurring basis, using Level 3 inputs:

(in thousands)	Contingent consideration liabilities	Mandatorily redeemable noncontrolling interest
As of December 31, 2021	$14,881	$13,661
Acquisition of business	397	—
Changes in fair value (1)	(6,672)	16,489
Capital contributions	—	1,018
Accretion of value included in net income (1)	1,567	—
Settlements or distributions	(1,750)	(323)
As of December 31, 2022	8,423	30,845
Acquisition of business	220	—
Changes in fair value (1)	(7,423)	10,122
Capital contributions	—	411
Accretion of value included in net income (1)	830	—
Settlements or distributions	(1,262)	(614)
As of December 31, 2023	$788	$40,764
____________

(1)	Changes in fair value and accretion of value of contingent consideration liabilities are included in Selling, general and administrative expenses and the changes in fair value of mandatorily redeemable noncontrolling interest is included in Interest expense in the Company’s Consolidated Statements of Operations.
For the years ended December 31, 2023, 2022 and 2021, the Company recorded goodwill and other long-lived asset impairment charges of $99.1 million, $129.0 million and $32.9 million, respectively (see Note 19). The remeasurement of goodwill and other long-lived assets is classified as a Level 3 fair value assessment due to the significance of unobservable inputs developed in the determination of the fair value. The Company used a discounted cash flow model to determine the estimated fair value of the reporting units, indefinite-lived intangible assets, and other long-lived assets. Where appropriate, a market value approach was also utilized to supplement the discounted cash flow model. The Company made estimates and assumptions regarding future cash flows, royalty rates, discount rates, market values, and long-term growth rates.
For the years ended December 31, 2023, 2022 and 2021, the Company recorded gains of $3.1 million, $6.9 million and $11.8 million, respectively, to equity securities that are accounted for as cost method investments based on observable transactions for identical or similar investments of the same issuer. For the years ended December 31, 2023 and 2022, the Company recorded impairment losses of $0.5 million and $1.3 million, respectively, to equity securities that are accounted for as cost method investments.
For the year ended December 31, 2021, the Company recorded impairment charges of $6.6 million on one of its investments in affiliates (see Note 4).
13.    REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company generated 79%, 81% and 78% of its revenue from U.S. domestic sales in 2023, 2022 and 2021, respectively. The remaining 21%, 19%, and 22% of revenue was generated from non-U.S. sales.
In 2023, 2022 and 2021, the Company recognized 54%, 58%, and 67%, respectively, of its revenue over time as control of the services and goods transferred to the customer. The remaining 46%, 42% and 33%, respectively, of revenue was recognized at a point in time, when the customer obtained control of the promised goods.
The determination of the method by which the Company measures its progress towards the satisfaction of its performance obligations requires judgment and is described in the Summary of Significant Accounting Policies (Note 2).
Contract Assets. As of December 31, 2023, the Company recognized a contract asset of $39.8 million related to a contract at a Kaplan International business, which is included in Deferred Charges and Other Assets. The Company expects to recognize an additional $311.6 million related to the remaining performance obligation in the contract over the next six years. As of December 31, 2022, the contract asset was $26.3 million.
Deferred Revenue. The Company records deferred revenue when cash payments are received or due in advance of the Company’s performance which includes some payments that are refundable due to the contractual right of the customer to cancel the agreement. As of December 31, 2023 and 2022, 20% and 18% of the Company’s

deferred revenue consisted of prepaid amounts which are refundable. The following table presents the change in the Company’s deferred revenue balance during the year ended December 31, 2023:

	As of December 31
(in thousands)	2023	2022	% Change
Deferred revenue	$400,347	$345,387	16
In April 2020, GHG received $31.5 million under the expanded Medicare Accelerated and Advanced Payment Program modified by the CARES Act as a result of COVID-19. The Department of Health and Human Services began to recoup this advance 365 days after the payment was issued. The advance had been recouped in full as of December 31, 2022. For the years ended December 31, 2022 and 2021, GHG recognized $12.6 million and $18.9 million of the balance in revenue for claims submitted for eligible services, respectively.
The majority of the change in the deferred revenue balance is due to increased enrollment in the Kaplan International division. During the year ended December 31, 2023, the Company recognized $302.2 million from the Company’s deferred revenue balance as of December 31, 2022, including $54.3 million of prepaid amounts which were refundable at the prior year-end.
Revenue allocated to remaining performance obligations represents deferred revenue amounts that will be recognized as revenue in future periods. As of December 31, 2023, the deferred revenue balance related to certain medical and nursing qualifications with an original contract length greater than twelve months at Kaplan Supplemental Education was $7.1 million. Kaplan Supplemental Education expects to recognize 73% of this revenue over the next twelve months and the remainder thereafter.
Costs to Obtain a Contract. The following table presents changes in the Company’s costs to obtain a contract asset:

(in thousands)	Balance at Beginning of Year	Costs Associated with New Contracts	Less: Costs Amortized During the Year	Other	Balance at End of Year
2023	$31,647	$98,527	$(90,839)	$2,299	$41,634
2022	26,081	72,606	(66,064)	(976)	31,647
2021	24,363	61,214	(59,116)	(380)	26,081
The majority of other activity was related to currency translation adjustments in 2023, 2022, and 2021.
14.    CAPITAL STOCK, STOCK AWARDS AND STOCK OPTIONS
Capital Stock.  Each share of Class A common stock and Class B common stock participates equally in dividends. The Class B stock has limited voting rights and as a class has the right to elect 30% of the Board of Directors; the Class A stock has unlimited voting rights, including the right to elect a majority of the Board of Directors.
During 2023, 2022, and 2021 the Company purchased a total of 325,134, 121,761, and 93,969 shares, respectively, of its Class B common stock at a cost of approximately $195.0 million, $71.4 million, and $55.7 million, respectively, including commissions and excise taxes. On May 4, 2023, the Board of Directors authorized the Company to purchase up to 500,000 shares of its Class B Common Stock. This authorization includes shares that remained under the previous authorization. The Company did not announce a ceiling price or time limit for the purchases. At December 31, 2023, the Company had remaining authorization from the Board of Directors to purchase up to 236,403 shares of Class B common stock.
Stock Awards.  In 2012, the Company adopted an incentive compensation plan (the 2012 Plan), which, among other provisions, authorizes the awarding of Class B common stock to key employees in the form of stock awards, stock options and other awards involving the issuance of shares. Stock awards made under the 2012 Plan are primarily subject to the general restriction that stock awarded to a participant will be forfeited and revert to Company ownership if the participant’s employment terminates before the end of a specified period of service to the Company. At December 31, 2023, there were 191,474 shares reserved for issuance under the 2012 Plan, which were all subject to stock awards and stock options outstanding.
In 2022, the Company adopted a new incentive compensation plan (the 2022 Plan), which, among other provisions, authorizes the awarding of Class B common stock to key employees and non-employee Directors in the form of stock awards, stock options and other awards involving the issuance of shares. All stock awards, stock options and other awards involving the issuance of shares issued subsequent to the adoption of this plan are covered under this new incentive compensation plan. Stock awards made under the 2022 Plan are primarily subject to the general restriction that stock awarded to a participant will be forfeited and revert to Company ownership if the participant’s employment terminates before the end of a specified period of service to the Company. The number of Class B common shares authorized for issuance under the 2022 Plan is 500,000 shares. At December 31, 2023, there were 498,924 shares reserved for issuance under the 2022 Plan. Of this number, 14,220 shares were subject to stock awards and 484,704 shares were available for future awards.
Activity related to stock awards under these incentive compensation plans for the year ended December 31, 2023 was as follows:

	Number of Shares	Average Grant-Date Fair Value
Beginning of year, unvested	27,218	$579.84
Awarded	14,630	609.02
Vested	(11,120)	639.31
Forfeited	(1,079)	602.40
End of Year, unvested	29,649	571.11
For the share awards outstanding at December 31, 2023, the aforementioned restriction is expected to lapse in 2025 for 13,429 shares and 2027 for 16,220 shares. Also, early in 2024, the Company issued stock awards of 1,006 shares. Stock-based compensation costs resulting from Company stock awards were $3.9 million, $3.4 million and $3.9 million in 2023, 2022 and 2021, respectively.
As of December 31, 2023, there was $8.9 million of total unrecognized compensation expense related to these awards. That cost is expected to be recognized on a straight-line basis over a weighted average period of 2.1 years.
Stock Options.  Stock options granted under the incentive compensation plans cannot be less than the fair value on the grant date, generally vest over six years and have a maximum term of ten years.
Activity related to options outstanding for the year ended December 31, 2023 was as follows:

	Number of Shares	Average Option Price
Beginning of year	178,105	$619.44
Granted	—	—
Exercised	(3,060)	426.86
Expired or forfeited	—	—
End of Year	175,045	622.80
Of the shares covered by options outstanding at the end of 2023, 136,415 are now exercisable; 12,876 are expected to become exercisable in 2024; 12,877 are expected to become exercisable in 2025; and 12,877 are expected to become exercisable in 2026. For 2023, 2022 and 2021, the Company recorded expense of $1.2 million, $1.2 million and $1.7 million, respectively, related to stock options. Information related to stock options outstanding and exercisable at December 31, 2023, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding at 12/31/2023	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable at 12/31/2023	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$427	71,045	6.7	426.86	32,415	6.7	426.86
719	77,258	0.8	719.15	77,258	0.8	719.15
805–872	26,742	2.0	865.02	26,742	2.0	865.02
	175,045	3.4	622.80	136,415	2.5	678.29
At December 31, 2023, the intrinsic value for all options outstanding, exercisable and unvested was $19.2 million, $8.7 million and $10.4 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of the Company’s stock was $696.52 at December 31, 2023. At December 31, 2023, there were 38,630 unvested options related to this plan with an average exercise price of $426.86 and a weighted average remaining contractual term of 6.7 years. At December 31, 2022, there were 51,841 unvested options with an average exercise price of $429.57 and a weighted average remaining contractual term of 7.7 years.
As of December 31, 2023, total unrecognized stock-based compensation expense related to stock options was $3.2 million, which is expected to be recognized on a straight-line basis over a weighted average period of approximately 2.7 years. There were 3,060 options exercised during 2023. The total intrinsic value of options exercised during

2023 was $0.5 million; a tax benefit from these option exercises of $0.1 million was realized. There were 5,084 options exercised during 2022. The total intrinsic value of options exercised during 2022 was $1.2 million; a tax benefit from these option exercises of $0.3 million was realized. There were no options exercised during 2021.
No options were granted during 2023, 2022 or 2021.

Other Awards. In 2022, the Company granted a stock award to an executive officer that is subject to price-based vesting conditions. The stock award provides the executive officer the right to receive 1,000 shares of the Company’s Class B common stock each time the Company’s closing share price exceeds a certain share price target for a 90 consecutive day period; the award period expires on December 31, 2027. The grant date fair value of the stock award totaled $3.5 million, which was estimated using a Monte Carlo simulation. The grant date fair value is recognized over the derived service period of each tranche. No shares related to this award vested in 2023 or 2022. The Company recognized $1.1 million and $1.3 million in stock-based compensation expense related to this award in 2023 and 2022, respectively.
For the year ended December 31, 2023, the Company recognized expense of $0.4 million related to the issuance and vesting of 731 shares to non-employee Directors under the 2022 Plan. For the year ended December 31, 2022, the Company recognized expense of $0.2 million for 345 shares issued and vested under the same plan.
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
At December 31, 2023, a Kaplan senior manager held 7,206 Kaplan restricted shares. The fair value of Kaplan’s common stock is determined by the Company’s compensation committee of the Board of Directors, and in January 2024, the committee set the fair value price at $1,700 per share. No options were awarded during 2023, 2022, or 2021; no options were exercised during 2023, 2022 or 2021; and no options were outstanding at December 31, 2023.
Kaplan recorded stock compensation expense of $1.0 million, $1.0 million and $1.3 million in 2023, 2022 and 2021, respectively. At December 31, 2023, the Company’s accrual balance related to the Kaplan restricted shares totaled $12.3 million. There were no payouts in 2023, 2022 or 2021.
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

The following reflects the Company’s net income and share data used in the basic and diluted earnings per share computations using the two-class method:

	Year Ended December 31
(in thousands, except per share amounts)	2023	2022	2021
Numerator:
Numerator for basic earnings per share:
Net income attributable to Graham Holdings Company common stockholders	$205,288	$67,079	$352,075
Less: Dividends paid–common stock outstanding and unvested restricted shares	(30,953)	(30,712)	(30,136)
Undistributed earnings	174,335	36,367	321,939
Percent allocated to common stockholders	99.34%	99.43%	99.36%
	173,182	36,160	319,867
Add: Dividends paid–common stock outstanding	30,756	30,540	29,946
Numerator for basic earnings per share	203,938	66,700	349,813
Add: Additional undistributed earnings due to dilutive stock options	4	—	5
Numerator for diluted earnings per share	$203,942	$66,700	$349,818
Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	4,639	4,823	4,951
Add: Effect of dilutive stock options	15	13	14
Denominator for diluted earnings per share	4,654	4,836	4,965
Graham Holdings Company Common Stockholders:
Basic earnings per share	$43.96	$13.83	$70.65
Diluted earnings per share	$43.82	$13.79	$70.45
____________
Earnings per share amounts may not recalculate due to rounding.
Diluted earnings per share excludes the following weighted average potential common shares, as the effect would be antidilutive, as computed under the treasury stock method:

	Year Ended December 31
(in thousands)	2023	2022	2021
Weighted average restricted stock	12	18	13
The 2023, 2022 and 2021 diluted earnings per share amounts exclude the effects of 105,000, 105,000 and 104,000 stock options and contingently issuable shares outstanding, respectively, as their inclusion would have been antidilutive due to a market condition.
In 2023, 2022 and 2021, the Company declared regular dividends totaling $6.60, $6.32 and $6.04 per share, respectively.
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
In the first quarter of 2023, the Company recorded $4.1 million in expenses related to Separation Incentive Programs (SIPs) for certain Leaf and Code3 employees, which was funded from the assets of the Company’s pension plans. In the second quarter of 2023, the Company recorded $5.5 million in expenses related to SIPs for certain Kaplan, GMG, Leaf, Code3 and Pinna employees, which was funded from the assets of the Company’s pension plans. In the fourth quarter of 2023, the Company recorded $0.2 million in expenses related to a SIP for certain GMG employees, which was funded from the assets of the Company’s pension plans.
In January 2022, a pension credit retention program was implemented by the Company for certain Graham Healthcare Group employees; the program offers a pension credit up to $50,000 per employee, cliff vested after three years of continuous employment for certain existing employees and new employees. The Company recorded $13.5 million and $10.5 million in pension service cost expense in 2023 and 2022 related to this program.
In the fourth quarter of 2022, the Company recorded $3.6 million in expenses related to a SIP for certain Kaplan employees, which was funded from the assets of the Company’s pension plans.
In the second quarter of 2021, the Company recorded $1.1 million in expenses related to a SIP for certain Dekko employees, which was funded from the assets of the Company’s pension plans.
The following table sets forth obligation, asset and funding information for the Company’s defined benefit pension plans:

	Pension Plans
	As of December 31
(in thousands)	2023	2022
Change in Benefit Obligation
Benefit obligation at beginning of year	$870,298	$1,088,309
Service cost	33,787	32,567
Interest cost	46,211	30,504
Amendments	(11,263)	—
Actuarial loss (gain)	25,585	(219,466)
Benefits paid	(82,455)	(65,240)
Special termination benefits	9,886	3,624
Benefit Obligation at End of Year	$892,049	$870,298
Change in Plan Assets
Fair value of assets at beginning of year	$2,528,344	$3,394,823
Actual return on plan assets	559,798	(801,239)
Benefits paid	(82,455)	(65,240)
Fair Value of Assets at End of Year	$3,005,687	$2,528,344
Funded Status	$2,113,638	$1,658,046

	SERP
	As of December 31
(in thousands)	2023	2022
Change in Benefit Obligation
Benefit obligation at beginning of year	$90,018	$112,706
Service cost	593	911
Interest cost	4,659	3,289
Actuarial loss (gain)	909	(20,956)
Benefits paid	(6,303)	(5,932)
Benefit Obligation at End of Year	$89,876	$90,018
Funded Status	$(89,876)	$(90,018)
The changes in the Company’s benefit obligations for the pension plans and SERP in 2023 were primarily due to the benefits paid during the year offset by the recognition of an actuarial loss resulting from a decrease to the discount rate used to measure the benefit obligation and special termination benefits provided to employees.
The accumulated benefit obligation for the Company’s pension plans at December 31, 2023 and 2022, was $880.3 million and $843.6 million, respectively. The accumulated benefit obligation for the Company’s SERP at December 31, 2023 and 2022, was $89.4 million and $88.0 million, respectively. The amounts recognized in the Company’s Consolidated Balance Sheets for its defined benefit pension plans are as follows:

	Pension Plans		SERP
	As of December 31		As of December 31
(in thousands)	2023	2022	2023	2022
Noncurrent asset	$2,113,638	$1,658,046	$—	$—

Current liability	—	—	(6,652)	(6,570)
Noncurrent liability	—	—	(83,224)	(83,448)
Recognized Asset (Liability)	$2,113,638	$1,658,046	$(89,876)	$(90,018)

Key assumptions utilized for determining the benefit obligation are as follows:

	Pension Plans		SERP
	As of December 31		As of December 31
	2023	2022	2023	2022
Discount rate	5.2%	5.5%	5.1%	5.5%
Rate of compensation increase – age graded	5.0%–1.0%	5.0%–1.0%	5.0%–1.0%	5.0%–1.0%
Cash balance interest crediting rate	4.28% with phase in to 5.20% in 2025	4.28% with phase in to 5.50% in 2025	—	—
The Company made no contributions to its pension plans in 2023 and 2022, and the Company does not expect to make any contributions in 2024. The SERP is unfunded, therefore, the Company made actual benefit payments of $6.3 million and $5.9 million to beneficiaries for the years ended December 31, 2023 and 2022, respectively.
At December 31, 2023, future estimated benefit payments, excluding charges for early retirement programs, are as follows:

(in thousands)	Pension Plans	SERP
2024	$60,736	$6,819
2025	62,656	7,135
2026	63,912	7,345
2027	63,905	7,392
2028	63,496	7,392
2029–2033	305,155	35,751
The total (benefit) cost arising from the Company’s defined benefit pension plans consists of the following components:

	Pension Plans
	Year Ended December 31
(in thousands)	2023	2022	2021
Service cost	$33,787	$32,567	$22,991
Interest cost	46,211	30,504	26,917
Expected return on assets	(153,125)	(167,485)	(137,878)
Amortization of prior service cost	1,646	2,835	2,846
Recognized actuarial gain	(39,803)	(68,656)	(7,906)
Net Periodic Benefit for the Year	(111,284)	(170,235)	(93,030)
Special separation benefit expense	9,886	3,624	1,132
Total Benefit for the Year	$(101,398)	$(166,611)	$(91,898)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Current year actuarial (gain) loss	$(381,088)	$749,258	$(511,373)
Current year prior service (credit) cost	(11,263)	—	2
Amortization of prior service cost	(1,646)	(2,835)	(2,846)
Recognized net actuarial gain	39,803	68,656	7,906
Total Recognized in Other Comprehensive Income (Before Tax Effects)	$(354,194)	$815,079	$(506,311)
Total Recognized in Total Benefit and Other Comprehensive Income (Before Tax Effects)	$(455,592)	$648,468	$(598,209)

	SERP
	Year Ended December 31
(in thousands)	2023	2022	2021
Service cost	$593	$911	$1,022
Interest cost	4,659	3,289	2,943
Amortization of prior service cost	—	36	331
Recognized actuarial loss	—	666	5,930
Total Cost for the Year	$5,252	$4,902	$10,226
Other Changes in Benefit Obligations Recognized in Other Comprehensive Income
Current year actuarial loss (gain)	$909	$(20,956)	$(7,640)
Amortization of prior service cost	—	(36)	(331)
Recognized net actuarial loss	—	(666)	(5,930)
Total Recognized in Other Comprehensive Income (Before Tax Effects)	$909	$(21,658)	$(13,901)
Total Recognized in Total Cost and Other Comprehensive Income (Before Tax Effects)	$6,161	$(16,756)	$(3,675)
The costs for the Company’s defined benefit pension plans are actuarially determined. Below are the key assumptions utilized to determine periodic cost:

	Pension Plans			SERP
	Year Ended December 31			Year Ended December 31
	2023	2022	2021	2023	2022	2021
Discount rate	5.5%	2.9%	2.5%	5.5%	2.9%	2.5%
Expected return on plan assets	6.25%	6.25%	6.25%	—	—	—
Rate of compensation increase – age graded	5.0%–1.0%	5.0%–1.0%	5.0%–1.0%	5.0%–1.0%	5.0%–1.0%	5.0%–1.0%
Cash balance interest crediting rate	4.28% with phase in to 5.50% in 2025	1.41% with phase in to 2.90% in 2024	1.41% with phase in to 2.50% in 2023	—	—	—
Accumulated other comprehensive income (AOCI) includes the following components of unrecognized net periodic cost for the defined benefit plans:

	Pension Plans		SERP
	As of December 31		As of December 31
(in thousands)	2023	2022	2023	2022
Unrecognized actuarial gain	$(865,994)	$(524,709)	$(1,602)	$(2,511)
Unrecognized prior service (credit) cost	(11,233)	1,676	—	—
Gross Amount	(877,227)	(523,033)	(1,602)	(2,511)
Deferred tax liability (asset)	236,107	145,430	(2)	230
Net Amount	$(641,120)	$(377,603)	$(1,604)	$(2,281)
Defined Benefit Plan Assets.  The Company’s defined benefit pension obligations are funded by a portfolio made up of private investment funds, a U.S. stock index fund, and a relatively small number of stocks and high-quality fixed-income securities that are held by a third-party trustee. The assets of the Company’s pension plans were allocated as follows:

	As of December 31
	2023	2022
U.S. equities	59%	59%
Private investment funds	17%	16%
International equities	14%	11%
U.S. fixed income	7%	7%
U.S. stock index fund	3%	7%
	100%	100%
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
The Company evaluated its defined benefit pension plan asset portfolio for the existence of significant concentrations (defined as greater than 10% of plan assets) of credit risk as of December 31, 2023. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country and individual fund. At December 31, 2023, the pension plan held investments in one common stock and one private investment fund that exceeded 10% of total plan assets, valued at $1,011.1 million, or approximately 34% of total plan assets. At December 31, 2022, the pension plan held investments in one common stock and one private investment fund that exceeded 10% of total plan assets, valued at $842.6 million, or approximately 33% of total plan assets. Assets also included $82.4 million of Markel shares at December 31, 2023.
The Company’s pension plan assets measured at fair value on a recurring basis were as follows:

	As of December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$2,230	$—	$—	$2,230
Equity securities
U.S. equities (1)	1,793,705	—	—	1,793,705
International equities (2)	414,285	—	—	414,285
Total Investments	$2,210,220	$—	$—	$2,210,220
Short-term investment funds measured at NAV (3)				197,712
Private investment funds measured at NAV (4)				509,647
U.S. stock index fund measured at NAV (5)				84,767
Receivables, net				3,341
Total				$3,005,687

	As of December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$1,980	$—	$—	$1,980
Equity securities
U.S. equities (1)	1,507,609	—	—	1,507,609
International equities (2)	270,872	—	—	270,872
Total Investments	$1,780,461	$—	$—	$1,780,461
Short-term investment funds measured at NAV (3)				170,062
Private investment funds measured at NAV (4)				406,600
U.S. stock index fund measured at NAV (5)				168,532
Receivables, net				2,689
Total				$2,528,344
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

The following table sets forth a summary of the Plan’s investments with a reported NAV:

(in thousands)	Fair Value	Unfunded Commitment	Redemption Frequency	Other Redemption Restriction	Redemption Notice Period
Short-term investment funds
2023	$197,712	$—	Immediate	None	None
2022	$170,062	$—	Immediate	None	None
Private investment funds
2023	$509,647	$16,515	(1)	(1)	90 days
2022	$406,600	$20,673	(1)	(1)	90 days
U.S. stock index fund
2023	$84,767	$—	Immediate	None	1 day
2022	$168,532	$—	Immediate	None	1 day
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

Other Postretirement Plans.  In 2023, the Company purchased a contract from an insurance company to settle its outstanding retiree life insurance obligation for $1.7 million. As a result, the Company recorded a settlement gain of $1.1 million.
The following table sets forth obligation, asset and funding information for the Company’s other postretirement plans:

	Postretirement Plans
	As of December 31
(in thousands)	2023	2022
Change in Benefit Obligation
Benefit obligation at beginning of year	$3,400	$4,722
Interest cost	149	98
Actuarial gain	(414)	(1,205)
Benefits paid, net of Medicare subsidy	(207)	(215)
Settlement	(1,679)	—
Benefit Obligation at End of Year	$1,249	$3,400
Funded Status	$(1,249)	$(3,400)
The change in the benefit obligation for the Company’s other postretirement plans in 2023 was primarily due to the settlement of the retiree life insurance obligation.
The amounts recognized in the Company’s Consolidated Balance Sheets for its other postretirement plans are as follows:

	Postretirement Plans
	As of December 31
(in thousands)	2023	2022
Current liability	$(256)	$(541)
Noncurrent liability	(993)	(2,859)
Recognized Liability	$(1,249)	$(3,400)
The discount rates utilized for determining the benefit obligation at December 31, 2023 and 2022, for the postretirement plans were 4.53% and 4.76%, respectively. The assumed healthcare cost trend rate used in measuring the postretirement benefit obligation at December 31, 2023, was 7.50% for pre-age 65, decreasing to 4.5% in the year 2032 and thereafter. The assumed healthcare cost trend rate used in measuring the postretirement benefit obligation at December 31, 2023, was 8.04% for post-age 65, decreasing to 4.5% in the year 2032 and thereafter. The assumed healthcare cost trend rate used in measuring the postretirement benefit obligation at December 31, 2023, was 11.25% for Medicare Advantage, decreasing to 4.5% in the year 2032 and thereafter.
The Company’s postretirement benefit plans are unfunded, therefore, the Company made actual benefit payments of $0.2 million to beneficiaries for each of the years ended December 31, 2023 and 2022.
At December 31, 2023, future estimated benefit payments are as follows:

(in thousands)	Postretirement Plans
2024	$256
2025	$201
2026	$167
2027	$155
2028	$127
2029–2033	$906

The total benefit arising from the Company’s other postretirement plans consists of the following components:

	Postretirement Plans
	Year Ended December 31
(in thousands)	2023	2022	2021
Interest cost	$149	$98	$92
Amortization of prior service credit	(5)	(7)	(7)
Recognized actuarial gain	(2,343)	(2,843)	(3,510)
Net Periodic Benefit for the Year	(2,199)	(2,752)	(3,425)
Settlement	(1,087)	—	(120)
Total Benefit for the Year	$(3,286)	$(2,752)	$(3,545)
Other Changes in Benefit Obligations Recognized in Other Comprehensive Income
Current year actuarial gain	$(414)	$(1,205)	$(582)
Amortization of prior service credit	5	7	7
Recognized actuarial gain	2,343	2,843	3,510
Settlement	1,087	—	120
Total Recognized in Other Comprehensive Income (Before Tax Effects)	$3,021	$1,645	$3,055
Total Recognized in Benefit and Other Comprehensive Income (Before Tax Effects)	$(265)	$(1,107)	$(490)
The costs for the Company’s postretirement plans are actuarially determined. The discount rate utilized to determine the periodic cost for the years ended December 31, 2023, 2022 and 2021 was 4.76%, 2.23% and 1.78%. AOCI included the following components of unrecognized net periodic benefit for the postretirement plans:

	As of December 31
(in thousands)	2023	2022
Unrecognized actuarial gain	$(8,988)	$(12,004)
Unrecognized prior service credit	—	(5)
Gross Amount	(8,988)	(12,009)
Deferred tax liability	2,527	3,302
Net Amount	$(6,461)	$(8,707)
Multiemployer Pension Plans.  In 2023, 2022 and 2021, the Company contributed to one multiemployer defined benefit pension plan under the terms of a collective-bargaining agreement that covered certain union-represented employees. The Company’s total contributions to the multiemployer pension plan amounted to $0.1 million in each year for 2023, 2022 and 2021.
Savings Plans.  The Company recorded expense associated with retirement benefits provided under incentive savings plans (primarily 401(k) plans) of approximately $13.0 million in 2023, $11.6 million in 2022 and $10.9 million in 2021.
16.    OTHER NON-OPERATING INCOME
A summary of non-operating income is as follows:

	Year Ended December 31
(in thousands)	2023	2022	2021
Net gain on sale of businesses	$15,618	$22,679	$3,789
Net gain on cost method investments	3,104	6,883	11,756
Foreign currency loss, net	(1,141)	(2,023)	(179)
Gain on sale of cost method investments	958	3,294	9,355
Impairment of cost method investments	(500)	(1,305)	—
Gain on sale of investment in affiliates	15	604	—
Other, net	1,040	3,368	7,833
Total Other Non-Operating Income	$19,094	$33,500	$32,554
The gain on cost method investments result from observable price changes in the fair value of the underlying equity securities accounted for under the cost method (see Notes 4 and 12).
For the years ended December 31, 2023, 2022 and 2021, the Company recorded contingent consideration gains of $5.6 million, $4.3 million and $3.9 million, respectively, related to the disposition of Kaplan University (KU) in 2018.

In the second quarter of 2023, the Company recorded a $10.0 million gain related to the Pinna transaction (see Notes 3 and 4). The Company used a market approach to determine the fair value of the noncontrolling financial interest received in Realm in exchange for the Pinna business.
In the fourth quarter of 2022, the Company recorded an $18.4 million gain related to the CyberVista transaction (see Notes 3 and 4). The Company used a market approach to determine the fair value of the noncontrolling financial interest retained in CyberVista through its interest in N2K Networks.
17.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The other comprehensive income (loss) consists of the following components:

	Year Ended December 31, 2023
	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the year	$21,927	$—	$21,927
Pension and other postretirement plans:
Actuarial gain	380,593	(97,436)	283,157
Prior service credit	11,263	(2,883)	8,380
Amortization of net actuarial gain included in net income	(42,146)	10,790	(31,356)
Amortization of net prior service cost included in net income	1,641	(420)	1,221
Settlement included in net income	(1,087)	279	(808)
	350,264	(89,670)	260,594
Cash flow hedges:
Loss for the year	(5,630)	1,295	(4,335)
Other Comprehensive Income	$366,561	$(88,375)	$278,186

	Year Ended December 31, 2022
	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the year	$(48,340)	$—	$(48,340)
Pension and other postretirement plans:
Actuarial loss	(727,097)	187,018	(540,079)
Amortization of net actuarial gain included in net income	(70,833)	18,219	(52,614)
Amortization of net prior service cost included in net income	2,864	(737)	2,127
	(795,066)	204,500	(590,566)
Cash flow hedges:
Gain for the year	4,765	(1,096)	3,669
Other Comprehensive Loss	$(838,641)	$203,404	$(635,237)

	Year Ended December 31, 2021
	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the year	$(16,052)	$—	$(16,052)
Pension and other postretirement plans:
Actuarial gain	519,595	(133,915)	385,680
Prior service cost	(2)	1	(1)
Amortization of net actuarial gain included in net income	(5,486)	1,414	(4,072)
Amortization of net prior service cost included in net income	3,170	(817)	2,353
Settlement included in net income	(120)	30	(90)
	517,157	(133,287)	383,870
Cash flow hedge:
Gain for the year	349	(93)	256
Other Comprehensive Income	$501,454	$(133,380)	$368,074

The accumulated balances related to each component of other comprehensive income (loss) are as follows:

(in thousands, net of taxes)	Cumulative Foreign Currency Translation Adjustment	Unrealized Gain on Pensions and Other Postretirement Plans	Cash Flow Hedges	Accumulated Other Comprehensive Income
As of December 31, 2021	$(6,298)	$979,157	$(1,471)	$971,388
Other comprehensive income (loss) before reclassifications	(48,340)	(540,079)	3,276	(585,143)
Net amount reclassified from accumulated other comprehensive income	—	(50,487)	393	(50,094)
Net other comprehensive income (loss)	(48,340)	(590,566)	3,669	(635,237)
As of December 31, 2022	(54,638)	388,591	2,198	336,151
Other comprehensive income before reclassifications	21,927	291,537	1,028	314,492
Net amount reclassified from accumulated other comprehensive income	—	(30,943)	(5,363)	(36,306)
Net other comprehensive income (loss)	21,927	260,594	(4,335)	278,186
As of December 31, 2023	$(32,711)	$649,185	$(2,137)	$614,337
The amounts and line items of reclassifications out of Accumulated Other Comprehensive Income (Loss) are as follows:

	Year Ended December 31			Affected Line Item in the Consolidated Statements of Operations
(in thousands)	2023	2022	2021
Pension and Other Postretirement Plans:
Amortization of net actuarial gain	$(42,146)	$(70,833)	$(5,486)	(1)
Amortization of net prior service cost	1,641	2,864	3,170	(1)
Settlement gains	(1,087)	—	(120)	(1)
	(41,592)	(67,969)	(2,436)	Before tax
	10,649	17,482	627	Provision for income taxes
	(30,943)	(50,487)	(1,809)	Net of tax
Cash Flow Hedges	(5,363)	393	631	Interest expense
Total reclassification for the year	$(36,306)	$(50,094)	$(1,178)	Net of tax
____________
(1)    These accumulated other comprehensive income components are included in the computation of net periodic pension and postretirement plan cost (see Note 15) and are included in non-operating pension and postretirement benefit income in the Company’s Consolidated Statements of Operations.
18.    CONTINGENCIES AND OTHER COMMITMENTS
Litigation, Legal and Other Matters.  The Company and its subsidiaries are subject to complaints and administrative proceedings and are defendants in various civil lawsuits that have arisen in the ordinary course of their businesses, including contract disputes; actions alleging negligence, libel, defamation and invasion of privacy; trademark, copyright and patent infringement; real estate lease and sublease disputes; violations of employment laws and applicable wage and hour laws; and statutory or common law claims involving current and former students and employees. Although the outcomes of the legal claims and proceedings against the Company cannot be predicted with certainty, based on currently available information, management believes that there are no existing claims or proceedings that are likely to have a material effect on the Company’s business, financial condition, results of operations or cash flows. However, based on currently available information, management believes it is reasonably possible that future losses from existing and threatened legal, regulatory and other proceedings in excess of the amounts recorded could reach approximately $10 million.
In May 2021, Kaplan received notice from the ED that it would be conducting a fact-finding process pursuant to the borrower defense to repayment (BDTR) regulations to determine the validity of BDTR claims and a request for documents related to several of Kaplan’s previously owned schools. In 2021, Kaplan received borrower defense applications from the ED seeking discharge of approximately $35 million in loans, excluding interest, from former Kaplan University students. It is not clear to what extent the ED will exclude claims based on the underlying statutes of limitations, evidence provided by Kaplan, prior settlements with these students relieving their debt outside of the BDTR process, or any prior investigation related to schools attended by the student applicants. The ED’s process for adjudicating these claims is subject to the borrower defense regulations including those finalized in 2022 and effective July 1, 2023. Compared to the previous rule, the new rule in part, expands actions that can give rise to claims for discharge; provides that the borrower’s claim will be presumed true if the institution does not provide any responsive evidence; provides an easier process for group claims; and relies on current program review penalty hearing processes for discharge recoupment. Under the rule, the recoupment process applies only to loans first disbursed after July 1, 2023; however, the discharge process and standards apply to any pending application regardless of the loan date.
Kaplan believes it has substantive as well as procedural defenses to the borrower defense claims that would bar any student discharge or school liability including that the claims are barred by the applicable statute of limitations, are unproven, incomplete and fail to meet regulatory filing requirements. Kaplan expects to vigorously defend any attempt by the ED to hold Kaplan liable for any ultimate student discharges. Kaplan responded to the initial set of claims in 2021 with documentary and narrative evidence to refute the allegations, demonstrate their lack of merit, and support the denial of all such claims by the ED. Kaplan intends to similarly respond to any new claims that apply to Kaplan University or prior Kaplan-owned schools. If the claims are successful, the ED may seek reimbursement for the amount discharged from Kaplan. If the ED initiates a reimbursement action against Kaplan following approval of former students’ BDTR applications, Kaplan may be subject to significant liability.
As part of the Sweet v. Cardona settlement described below, the ED agreed to review any borrower defense applications submitted between June 23, 2022, and November 15, 2022 on an expedited basis. In January 2024, Kaplan was informed that the ED received applications during this time period regarding former Kaplan University and Purdue Global students and Kaplan has begun to receive them. Unknown at this time is the total discharge amount sought or how much of that amount would apply to Kaplan University students. The Sweet v. Cardona settlement requires the ED to adjudicate applications received during the designated time period pursuant to the requirements of the 2016 Borrower Defense Regulation. To the extent these applications apply to Kaplan University, Kaplan anticipates that it will have defenses similar to those described above. As noted, if the claims are successful, the ED may seek reimbursement for the amount discharged from Kaplan. If the ED initiates a reimbursement action against Kaplan following approval of additional former students’ borrower defense to repayment applications, Kaplan may be subject to significant liability.
In November 2022 the Northern District of California approved the settlement agreement in the lawsuit Sweet v. Cardona. The Plaintiffs in that lawsuit claimed that the ED failed to properly consider and decide pending BDTR claims. As part of the settlement, the ED agreed to discharge loans of borrowers who attended 150 specific schools, including all schools formerly owned by Kaplan, and who had BDTR claims pending as of the June 22, 2022 settlement execution date. This discharge will likely cover each of the first set of applications the ED sent to Kaplan and to which Kaplan previously responded. The ED and the Court made clear that these discharges as part of a settlement are not determinations that the pending BDTR claims are valid and the fact of the settlement discharge cannot be used as evidence of any determination of wrongdoing by the institutions. However, despite the fact that the loans are discharged per the settlement, the ED may still attempt to separately adjudicate the associated BDTR claims and follow the regulatory process for seeking recoupment from the institutions for such claims. As noted above, this settlement likely also applies to the resolution, future adjudication, and possible discharge of the newly noticed claims. As also noted, the ED could attempt to recoup from Kaplan some or all of any discharged amount for the newly noticed claims.
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
Other Commitments. The Company’s broadcast subsidiaries are parties to certain agreements that commit them to purchase programming to be produced in future years. At December 31, 2023, such commitments amounted to approximately $12.6 million. If such programs are not produced, the Company’s commitment would expire without obligation.

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
As of December 31, 2023, Kaplan had a total outstanding accounts receivable balance of $98.2 million from Purdue Global related to amounts due for reimbursements for services, fees earned and a deferred fee. Included in this total, Kaplan has a $19.6 million long-term receivable balance due from Purdue Global at December 31, 2023, related to the advance of $20.0 million during the initial KU Transaction.
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
Automotive. Automotive includes eight automotive dealerships in the Washington, D.C. metropolitan area and Richmond, VA, including Lexus of Rockville, Honda of Tysons Corner, Jeep of Bethesda, Ford of Manassas, which was acquired in December 2021, Toyota of Woodbridge and Chrysler-Dodge-Jeep-Ram of Woodbridge, which were acquired in July 2022, and Toyota of Richmond, which was acquired in September 2023. The automotive group was awarded a Kia Open Point dealership in Bethesda, MD, which commenced operations at the end of December 2023. For the years ended December 2023, 2022 and 2021, the automotive group recorded expense of $7.3 million, $5.7 million and $3.6 million, respectively, for operating and management services provided by Christopher J. Ourisman and his team of industry professionals.

Other Businesses. Other businesses includes the following:
•Leaf Group, a consumer internet company, which was acquired in June 2021. In the second quarter of 2023, the Company restructured Leaf into three stand-alone businesses:
◦Society6 (formerly included in Leaf Marketplace), an online art and design marketplace.
◦Saatchi Art (formerly included in Leaf Marketplace), an online art gallery.
◦WGB (formerly Leaf Media), which consists of a diverse portfolio of media properties that educate and inform consumers across a wide variety of life topics.
•Clyde’s Restaurant Group owns and operates 12 restaurants and entertainment venues in the Washington, D.C. metropolitan area.
•Framebridge, a custom framing service company.
•Code3, a marketing and insights company that manages digital advertising campaigns; the Slate Group and Foreign Policy Group, which publish online and print magazines and websites; and two investment stage businesses, Decile and City Cast. Other businesses also includes CyberVista, which merged with another entity in October 2022 resulting in the deconsolidation of the subsidiary and Pinna, which merged with another entity in June 2023 resulting in the deconsolidation of the subsidiary.
Corporate Office.  Corporate office includes the expenses of the Company’s corporate office, defined benefit pension expense, and certain continuing obligations related to prior business dispositions.
Geographical Information.  The Company’s non-U.S. revenues in 2023, 2022 and 2021 totaled approximately $930 million, $776 million and $709 million, respectively, primarily from Kaplan’s operations outside the U.S. Additionally, revenues in 2023, 2022 and 2021 totaled approximately $543 million, $448 million, and $404 million, respectively, from Kaplan’s operations in the U.K. The Company’s long-lived assets in non-U.S. countries (excluding goodwill and other intangible assets), totaled approximately $492 million and $477 million at December 31, 2023 and 2022, respectively.

Company information broken down by operating segment and education division:

	Year Ended December 31
(in thousands)	2023	2022	2021
Operating Revenues
Education	$1,587,581	$1,427,915	$1,361,245
Television broadcasting	472,436	535,651	494,177
Manufacturing	447,910	486,643	458,125
Healthcare	459,481	326,000	223,030
Automotive	1,079,893	734,185	327,069
Other businesses	369,653	416,084	324,353
Corporate office	1,580	—	—
Intersegment elimination	(3,657)	(1,985)	(2,025)
	$4,414,877	$3,924,493	$3,185,974
Income (Loss) from Operations before Amortization of Intangible Assets and Impairment of Goodwill and Other Long-Lived Assets
Education	$119,024	$99,103	$69,892
Television broadcasting	139,388	207,319	154,862
Manufacturing	47,010	54,079	36,926
Healthcare	27,520	19,041	29,912
Automotive	39,271	34,633	11,771
Other businesses	(98,115)	(86,270)	(76,153)
Corporate office	(55,600)	(56,166)	(59,025)
	$218,498	$271,739	$168,185
Amortization of Intangible Assets and Impairment of Goodwill and Other Long-Lived Assets
Education	$14,553	$16,170	$19,319
Television broadcasting	5,450	5,440	5,440
Manufacturing	63,803	20,372	52,974
Healthcare	3,675	3,776	3,106
Automotive	13	—	—
Other businesses	61,611	142,083	9,971
Corporate office	—	—	—
	$149,105	$187,841	$90,810
Income (Loss) from Operations
Education	$104,471	$82,933	$50,573
Television broadcasting	133,938	201,879	149,422
Manufacturing	(16,793)	33,707	(16,048)
Healthcare	23,845	15,265	26,806
Automotive	39,258	34,633	11,771
Other businesses	(159,726)	(228,353)	(86,124)
Corporate office	(55,600)	(56,166)	(59,025)
	$69,393	$83,898	$77,375
Equity in (Losses) Earnings of Affiliates, Net	(5,183)	(2,837)	17,914
Interest Expense, Net	(56,179)	(51,177)	(30,534)
Non-Operating Pension and Postretirement Benefit Income, Net	133,812	197,939	109,230
Gain (Loss) on Marketable Equity Securities, net	138,067	(139,589)	243,088
Other Income, Net	19,094	33,500	32,554
Income Before Income Taxes	$299,004	$121,734	$449,627

	Year Ended December 31
(in thousands)	2023	2022	2021
Depreciation of Property, Plant and Equipment
Education	$38,187	$34,114	$32,113
Television broadcasting	12,224	12,294	14,018
Manufacturing	9,453	9,399	9,808
Healthcare	5,475	3,781	1,313
Automotive	5,177	3,709	2,156
Other businesses	14,941	9,392	11,376
Corporate office	607	608	631
	$86,064	$73,297	$71,415
Pension Service Cost
Education	$8,907	$8,934	$9,357
Television broadcasting	3,331	3,554	3,575
Manufacturing	1,115	1,104	1,282
Healthcare	14,083	11,008	561
Automotive	35	22	—
Other businesses	2,508	2,073	1,755
Corporate office	3,808	5,872	6,461
	$33,787	$32,567	$22,991
Capital Expenditures
Education	$36,760	$46,878	$100,780
Television broadcasting	9,220	5,832	6,803
Manufacturing	23,089	7,968	7,190
Healthcare	12,992	2,745	3,671
Automotive	10,140	3,606	31,124
Other businesses	15,053	15,352	13,176
Corporate office	32	21	25
	$107,286	$82,402	$162,769
Asset information for the Company’s business segments is as follows:

	As of December 31
(in thousands)	2023	2022
Identifiable Assets
Education	$2,021,471	$1,958,204
Television broadcasting	419,557	431,084
Manufacturing	431,712	486,487
Healthcare	265,150	249,845
Automotive	597,267	427,221
Other businesses	368,542	475,583
Corporate office	93,760	70,567
	$4,197,459	$4,098,991
Investments in Marketable Equity Securities	690,153	609,921
Investments in Affiliates	186,480	186,419
Prepaid Pension Cost	2,113,638	1,658,046
Total Assets	$7,187,730	$6,553,377

The Company’s education division comprises the following operating segments:

	Year Ended December 31
(in thousands)	2023	2022	2021
Operating Revenues
Kaplan international	$966,879	$816,239	$726,875
Higher education	326,961	310,407	322,240
Supplemental education	292,776	301,625	309,069
Kaplan corporate and other	11,012	9,853	9,612
Intersegment elimination	(10,047)	(10,209)	(6,551)
	$1,587,581	$1,427,915	$1,361,245
Income (Loss) from Operations before Amortization of Intangible Assets and Impairment of Long-Lived Assets
Kaplan international	$87,530	$72,066	$33,457
Higher education	38,942	24,819	24,941
Supplemental education	22,472	21,069	36,919
Kaplan corporate and other	(29,891)	(18,806)	(25,522)
Intersegment elimination	(29)	(45)	97
	$119,024	$99,103	$69,892
Amortization of Intangible Assets	$14,076	$16,170	$16,001
Impairment of Long-Lived Assets	$477	$—	$3,318
Income (Loss) from Operations
Kaplan international	$87,530	$72,066	$33,457
Higher education	38,942	24,819	24,941
Supplemental education	22,472	21,069	36,919
Kaplan corporate and other	(44,444)	(34,976)	(44,841)
Intersegment elimination	(29)	(45)	97
	$104,471	$82,933	$50,573
Depreciation of Property, Plant and Equipment
Kaplan international	$28,501	$23,270	$21,472
Higher education	4,416	4,373	3,852
Supplemental education	5,165	6,344	6,544
Kaplan corporate and other	105	127	245
	$38,187	$34,114	$32,113
Pension Service Cost
Kaplan international	$325	$270	$291
Higher education	3,737	3,842	4,440
Supplemental education	4,147	4,114	3,814
Kaplan corporate and other	698	708	812
	$8,907	$8,934	$9,357
Capital Expenditures
Kaplan international	$31,111	$39,206	$92,532
Higher education	2,394	1,398	3,629
Supplemental education	3,209	4,749	4,297
Kaplan corporate and other	46	1,525	322
	$36,760	$46,878	$100,780
Asset information for the Company’s education division is as follows:

	As of December 31
(in thousands)	2023	2022
Identifiable Assets
Kaplan international	$1,537,989	$1,454,445
Higher education	187,972	187,034
Supplemental education	249,519	265,049
Kaplan corporate and other	45,991	51,676
	$2,021,471	$1,958,204

20.    SUMMARY OF QUARTERLY OPERATING RESULTS (UNAUDITED)
Quarterly results of operations for the year ended December 31, 2023, are as follows:

(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating Revenues	$1,031,546	$1,104,999	$1,111,519	$1,166,813
Cost of Services and Goods Sold (exclusive of item shown below)	727,214	767,854	781,587	826,279
Other Operating Expenses	276,676	279,090	387,044	299,740
Income (Loss) from Operations	27,656	58,055	(57,112)	40,794

Net Income (Loss)	52,977	124,171	(21,134)	55,690

Net Income (Loss) Attributable to Graham Holdings Company Common Stockholders	$52,272	$122,788	$(23,031)	$53,259

Basic net income (loss) per common share	$10.91	$25.96	$(5.02)	$11.76
Diluted net income (loss) per common share	$10.88	$25.89	$(5.02)	$11.72
Quarterly results of operations for the year ended December 31, 2022, are as follows:

(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating Revenues	$914,721	$933,302	$1,012,438	$1,064,032
Cost of Services and Goods Sold (exclusive of item shown below)	615,501	631,828	694,757	715,632
Other Operating Expenses	259,249	262,146	258,149	403,333
Income (Loss) from Operations	39,971	39,328	59,532	(54,933)

Net Income (Loss)	96,566	(66,615)	33,840	6,643

Net Income (Loss) Attributable to Graham Holdings Company Common Stockholders	$95,624	$(67,485)	$32,780	$6,160

Basic net income (loss) per common share	$19.50	$(13.95)	$6.78	$1.28
Diluted net income (loss) per common share	$19.45	$(13.95)	$6.76	$1.28
The sum of the four quarters may not necessarily be equal to the annual amounts reported in the Consolidated Statements of Operations due to rounding.

As disclosed in Note 2, in the fourth quarter of 2023, the Company identified misstatements in our previously issued Condensed Consolidated Balance Sheets which had a related impact to the changes in assets and liabilities within operating cash flows. The Company determined that these adjustments were not material to the previously issued financial statements, but have provided the impact on our previously issued Condensed Consolidated Statements of Cash Flows for each of the year-to-date interim periods in 2023 as shown below. These amounts will be revised in the respective 2024 10-Q filings.

	Three Months Ended March 31, 2023
(In thousands)	As Previously Reported	Adjustments	As Revised
Change in operating assets and liabilities:
Accounts receivable	$54,245	$(7,001)	$47,244
Deferred Revenue	(2,387)	7,001	4,614
Net Cash Provided by Operating Activities	$22,811	$—	$22,811

	Six Months Ended June 30, 2023
(In thousands)	As Previously Reported	Adjustments	As Revised
Change in operating assets and liabilities:
Accounts receivable	$93,496	$(10,270)	$83,226
Deferred Revenue	(58,505)	10,270	(48,235)
Net Cash Provided by Operating Activities	$62,239	$—	$62,239

	Nine Months Ended September 30, 2023
(In thousands)	As Previously Reported	Adjustments	As Revised
Change in operating assets and liabilities:
Accounts receivable	$15,629	$(3,248)	$12,381
Deferred Revenue	44,822	3,248	48,070
Net Cash Provided by Operating Activities	$202,526	$—	$202,526