Form 10-Q
period 2024-03-31
Graham Holdings Co
filed 2024-05-01
CIK 104889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2024
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
Shares outstanding at April 26, 2024:
Class A Common Stock – 964,001 Shares
Class B Common Stock – 3,473,761 Shares

GRAHAM HOLDINGS COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31

(in thousands, except per share amounts)	2024	2023
Operating Revenues
Sales of services	$646,410	$586,863
Sales of goods	506,252	444,683
	1,152,662	1,031,546
Operating Costs and Expenses
Cost of services sold (exclusive of items shown below)	387,743	356,942
Cost of goods sold (exclusive of items shown below)	432,220	370,272
Selling, general and administrative	263,979	241,962
Depreciation of property, plant and equipment	22,527	20,025
Amortization of intangible assets	10,751	13,944
Impairment of long-lived assets	—	745
	1,117,220	1,003,890
Income from Operations	35,442	27,656
Equity in earnings of affiliates, net	2,331	4,661
Interest income	2,178	1,204
Interest expense	(19,328)	(14,294)
Non-operating pension and postretirement benefit income, net	42,417	31,845
Gain on marketable equity securities, net	104,152	18,022
Other income, net	1,647	3,083
Income Before Income Taxes	168,839	72,177
Provision for Income Taxes	43,500	19,200
Net Income	125,339	52,977
Net Income Attributable to Noncontrolling Interests	(959)	(705)
Net Income Attributable to Graham Holdings Company Common Stockholders	$124,380	$52,272

Per Share Information Attributable to Graham Holdings Company Common Stockholders
Basic net income per common share	$27.87	$10.91
Basic average number of common shares outstanding	4,432	4,759
Diluted net income per common share	$27.72	$10.88
Diluted average number of common shares outstanding	4,457	4,776
See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31
(in thousands)	2024	2023
Net Income	$125,339	$52,977
Other Comprehensive Loss, Before Tax
Foreign currency translation adjustments:
Translation adjustments arising during the period	(13,284)	8,994
Pension and other postretirement plans:
Amortization of net prior service (credit) cost included in net income	(494)	409
Amortization of net actuarial gain included in net income	(12,987)	(10,766)
	(13,481)	(10,357)
Cash flow hedges gain (loss)	1,111	(930)
Other Comprehensive Loss, Before Tax	(25,654)	(2,293)
Income tax benefit related to items of other comprehensive loss	3,162	2,878
Other Comprehensive (Loss) Income, Net of Tax	(22,492)	585
Comprehensive Income	102,847	53,562
Comprehensive income attributable to noncontrolling interests	(959)	(705)
Total Comprehensive Income Attributable to Graham Holdings Company	$101,888	$52,857

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands)	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$130,860	$169,897
Restricted cash	48,123	31,994
Investments in marketable equity securities and other investments	802,943	697,028
Accounts receivable, net	500,326	525,087
Inventories and contracts in progress	326,658	297,211
Prepaid expenses	137,395	119,933
Income taxes receivable	2,803	6,848
Other current assets	1,758	1,298
Total Current Assets	1,950,866	1,849,296
Property, Plant and Equipment, Net	548,279	560,314
Lease Right-of-Use Assets	395,969	409,183
Investments in Affiliates	186,674	186,480
Goodwill, Net	1,513,316	1,525,194
Indefinite-Lived Intangible Assets	187,319	187,862
Amortized Intangible Assets, Net	101,626	112,194
Prepaid Pension Cost	2,129,682	2,113,638
Deferred Income Taxes	10,682	10,578
Deferred Charges and Other Assets	230,715	232,991
Total Assets	$7,255,128	$7,187,730

Liabilities and Equity
Current Liabilities
Accounts payable, vehicle floor plan payable and accrued liabilities	$679,154	$694,521
Deferred revenue	387,076	396,754
Income taxes payable	30,291	7,406
Current portion of lease liabilities	60,709	64,247
Current portion of long-term debt	76,844	66,751
Dividends declared	7,674	—
Total Current Liabilities	1,241,748	1,229,679
Accrued Compensation and Related Benefits	128,829	137,275
Other Liabilities	32,254	32,076
Deferred Income Taxes	609,120	600,124
Mandatorily Redeemable Noncontrolling Interest	42,549	40,764
Lease Liabilities	367,213	376,677
Long-Term Debt	738,708	745,082
Total Liabilities	3,160,421	3,161,677
Commitments and Contingencies (Note 14)
Redeemable Noncontrolling Interests	24,225	24,185
Preferred Stock	—	—
Common Stockholders’ Equity
Common stock	20,000	20,000
Capital in excess of par value	373,367	372,040
Retained earnings	7,446,491	7,337,463
Accumulated other comprehensive income, net of taxes
Cumulative foreign currency translation adjustment	(45,995)	(32,711)
Unrealized gain on pensions and other postretirement plans	639,155	649,185
Cash flow hedges	(1,315)	(2,137)
Cost of Class B common stock held in treasury	(4,388,213)	(4,368,103)
Total Common Stockholders’ Equity	4,043,490	3,975,737
Noncontrolling Interests	26,992	26,131
Total Equity	4,070,482	4,001,868
Total Liabilities and Equity	$7,255,128	$7,187,730
See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31
(in thousands)	2024	2023
Cash Flows from Operating Activities
Net Income	$125,339	$52,977
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and long-lived asset impairments	33,278	34,714
Amortization of lease right-of-use asset	16,866	16,492
Net pension benefit and special separation benefit expense	(29,056)	(23,162)
Gain on marketable equity securities and cost method investments, net	(103,746)	(19,853)
Gain on disposition of property, plant and equipment and investments, net	(487)	(1,053)
Credit loss expense and provision for other receivables	1,696	15
Stock-based compensation expense, net of forfeitures	1,444	1,802
Foreign exchange (gain) loss	(617)	1,504
Equity in earnings of affiliates, net of distributions	(131)	(4,655)
Provision for (benefit from) deferred income taxes	12,255	(1,781)
Change in operating assets and liabilities:
Accounts receivable	21,523	47,244
Inventories	(28,754)	(19,318)
Accounts payable and accrued liabilities	(43,762)	(48,264)
Deferred revenue	(1,130)	4,614
Income taxes receivable/payable	27,161	17,274
Lease liabilities	(16,424)	(16,182)
Other assets and other liabilities, net	(14,958)	(18,800)
Other	570	(757)
Net Cash Provided by Operating Activities	1,067	22,811
Cash Flows from Investing Activities
Purchases of property, plant and equipment	(21,258)	(22,554)
Investments in equity affiliates and cost method investments	(526)	(4,735)
Net proceeds from disposition of property, plant and equipment and investments	495	2,706
Proceeds from sales of marketable equity securities	—	29,028
Purchases of marketable equity securities	—	(6,162)
Other	327	(237)
Net Cash Used in Investing Activities	(20,962)	(1,954)
Cash Flows from Financing Activities
Net proceeds from vehicle floor plan payable	26,803	7,196
Common shares repurchased	(20,028)	(23,439)
Net borrowings (payments) under revolving credit facilities	9,245	(33,000)
Dividends paid	(7,678)	(7,910)
Repayments of borrowings	(4,902)	(3,999)
Proceeds from bank overdrafts	757	3,153
Other	(2,671)	197
Net Cash Provided by (Used in) Financing Activities	1,526	(57,802)
Effect of Currency Exchange Rate Change	(4,539)	1,235
Net Decrease in Cash and Cash Equivalents and Restricted Cash	(22,908)	(35,710)
Beginning Cash and Cash Equivalents and Restricted Cash	201,891	190,432
Ending Cash and Cash Equivalents and Restricted Cash	$178,983	$154,722

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
As of December 31, 2023	$20,000	$372,040	$7,337,463	$614,337	$(4,368,103)	$26,131	$4,001,868	$24,185
Net income for the period			125,339				125,339
Net income attributable to noncontrolling interests			(633)			633	—
Net income attributable to redeemable noncontrolling interests			(326)				(326)	326
Change in redemption value of redeemable noncontrolling interests						284	284	164
Noncontrolling interest capital contribution						200	200
Distributions to noncontrolling interests						(256)	(256)	(450)
Dividends on common stock			(15,352)				(15,352)
Repurchase of Class B common stock					(20,227)		(20,227)
Issuance of Class B common stock, net of restricted stock award forfeitures		(344)			117		(227)
Amortization of unearned stock compensation and stock option expense		1,671					1,671
Other comprehensive loss, net of income taxes				(22,492)			(22,492)
As of March 31, 2024	$20,000	$373,367	$7,446,491	$591,845	$(4,388,213)	$26,992	$4,070,482	$24,225

(in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
As of December 31, 2022	$20,000	$390,438	$7,163,128	$336,151	$(4,178,334)	$21,278	$3,752,661	$21,827
Net income for the period			52,977				52,977
Net Income attributable to noncontrolling interests			(650)			650	—
Net income attributable to redeemable noncontrolling interests			(55)				(55)	55
Change in redemption value of redeemable noncontrolling interests						64	64	70
Noncontrolling interest capital contribution						520	520
Distribution to redeemable noncontrolling interest							—	(70)
Dividends on common stock			(15,812)				(15,812)
Repurchase of Class B common stock					(23,439)		(23,439)
Issuance of Class B common stock		(4,067)			4,494		427
Amortization of unearned stock compensation and stock option expense		1,802					1,802
Other comprehensive income, net of income taxes				585			585
As of March 31, 2023	$20,000	$388,173	$7,199,588	$336,736	$(4,197,279)	$22,512	$3,769,730	$21,882

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
Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States of America (GAAP) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (SEC). They include the assets, liabilities, results of operations and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or otherwise controlled by the Company. As permitted under such rules, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the three months ended March 31, 2024 and 2023 may not be indicative of the Company’s future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.
Revision of Prior Period Amounts. In the fourth quarter of 2023, the Company identified misstatements in its previously issued Condensed Consolidated Balance Sheets which had a related impact to the changes in assets and liabilities within operating cash flows. The Company determined that these adjustments were not material to the previously issued financial statements, but has revised its previously issued Condensed Consolidated Statement of Cash Flows for the period ended March 31, 2023 as shown below.

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
Recently Adopted and Issued Accounting Pronouncements – In November 2023, the FASB issued new guidance that requires enhanced disclosures related to reportable segments that includes, among other disclosures, identifying significant segment expenses on an annual and interim basis. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the guidance must be applied retrospectively to all prior periods presented in the financial statements. The Company is in the process of evaluating the impact of this new guidance on the disclosures within its Condensed Consolidated Financial Statements.
In December 2023, the FASB issued new guidance that requires enhanced income tax disclosures related to the rate reconciliation, information on income taxes paid and other items. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The standard permits both prospective and retrospective application. The Company is in the process of evaluating the impact of this new guidance on the disclosures within its Condensed Consolidated Financial Statements.
2. ACQUISITIONS AND DISPOSITIONS OF BUSINESSES
Acquisitions. In January 2024, the Company acquired one small business which is included in other businesses.
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

Acquisition-related costs for acquisitions that closed during the first three months of 2024 and 2023 were expensed as incurred. The aggregate purchase price of the 2023 acquisitions was allocated as follows, based on acquisition date fair values to the following assets and liabilities:

Purchase Price Allocation
Year Ended
(in thousands)	December 31, 2023
Accounts receivable	$68
Inventory	5,224
Property, plant and equipment	29,859
Goodwill	45,968
Indefinite-lived intangible assets	6,300
Amortized intangible assets	235
Other assets	4
Floor plan payables	(2,215)
Other liabilities	(935)
Current and noncurrent lease liabilities	(1,184)
Aggregate purchase price, net of cash acquired	$83,324
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill recorded due to these acquisitions is attributable to the assembled workforces of the acquired companies and expected synergies. The Company expects to deduct $45.0 million of goodwill for income tax purposes for the acquisitions completed in 2023.
The acquired companies were consolidated into the Company’s financial statements starting on their respective acquisition dates. The following unaudited pro forma financial information includes the 2023 acquisitions as if they occurred at the beginning of 2022:

Three Months Ended March 31
(in thousands)	2023
Operating revenues	$1,069,299
Net income	54,694
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
Disposition of Businesses. In June 2023, the Company entered into an agreement to merge the Pinna business with Realm of Possibility, Inc. (Realm) in return for an additional noncontrolling financial interest in Realm (the Pinna transaction). The Company deconsolidated the Pinna subsidiary, which was included in other businesses, and continues to account for its interest in Realm under the equity method of accounting (see Note 3).
Other Transactions. In December 2023, the Company acquired some of the minority-owned shares of CSI Pharmacy Holding Company, LLC (CSI) for a total amount of $20.0 million. The Company paid cash of $5.0 million and entered into a promissory note with the minority owners for the remaining $15.0 million at an interest rate of 8% per annum. The note is included in other indebtedness (see Note 7) and payable in quarterly installments with the final payment due by January 1, 2027. Following the redemption, the Company owns 86.7% of CSI.
3. INVESTMENTS
Money Market Investments. As of March 31, 2024 and December 31, 2023, the Company had money market investments of $7.5 million and $5.6 million, respectively, that are classified as cash and cash equivalents in the Company’s Condensed Consolidated Balance Sheets.

Investments in Marketable Equity Securities. Investments in marketable equity securities consist of the following:

	As of
	March 31, 2024	December 31, 2023
(in thousands)
Total cost	$225,971	$225,971
Gross unrealized gains	568,334	464,182
Total Fair Value	$794,305	$690,153
At March 31, 2024 and December 31, 2023, the Company owned 55,430 shares in Markel Group Inc. (Markel) valued at $84.3 million and $78.7 million, respectively. The Chief Executive Officer of Markel, Mr. Thomas S. Gayner, is a member of the Company’s Board of Directors. As of March 31, 2024, the Company owned 422 Class A and 482,945 Class B shares in Berkshire Hathaway valued at $470.8 million, which exceeded 5% of the Company’s total assets.
There were no purchases of marketable equity securities during the first three months of 2024. The Company purchased $4.6 million of marketable equity securities during the first three months of 2023.
There were no sales of marketable equity securities during the first three months of 2024. During the first three months of 2023, the gross cumulative realized net losses from the sales of marketable equity securities were $12.2 million. The total proceeds from such sales were $29.0 million.
The net gain on marketable equity securities comprised the following:

	Three Months Ended March 31
(in thousands)	2024	2023
Gain on marketable equity securities, net	$104,152	$18,022
Less: Net losses in earnings from marketable equity securities sold	—	3,657
Net unrealized gains in earnings from marketable equity securities still held at the end of the period	$104,152	$21,679
Investments in Affiliates. As of March 31, 2024, the Company held a 49.9% and 42.2% interest in N2K Networks and Realm, respectively, on a fully diluted basis, and accounts for these investments under the equity method. The Company holds two of the five seats of N2K Networks’ governing board with the other shareholders retaining substantive participation rights to control the financial and operating decisions of N2K Networks through representation on the board.
As of March 31, 2024, the Company held an approximate 18% interest in Intersection Holdings, LLC (Intersection), and accounts for its investment under the equity method. The Company holds two of the ten seats of Intersection’s governing board, which allows the Company to exercise significant influence over Intersection. The Company loaned Intersection $30.0 million, which is repayable over 5 years at an interest rate of 9% per annum. The outstanding balance on this loan was $28.3 million as of March 31, 2024. The loan is repayable by May 2028.
As of March 31, 2024, the Company also held investments in several other affiliates; GHG held a 40% interest in each of the following affiliates: Residential Home Health Illinois, Residential Hospice Illinois, Mary Free Bed at Home, and Allegheny Health Network (AHN) Healthcare at Home. For the three months ended March 31, 2024 and 2023, the Company recorded $4.1 million and $3.5 million, respectively, in revenue for services provided to the affiliates of GHG.
Additionally, Kaplan International Holdings Limited (KIHL) held a 45% interest in a joint venture formed with University of York. KIHL loaned the joint venture £22 million, which is repayable over 25 years at an interest rate of 7% and guaranteed by the University of York. The outstanding balance on this loan was £19.9 million as of March 31, 2024. The loan is repayable by December 2041.
The Company had $39.6 million and $36.9 million in its investment account that represents cumulative undistributed income in its investments in affiliates as of March 31, 2024 and December 31, 2023, respectively.
Cost Method Investments. The Company held investments without readily determinable fair values in a number of equity securities that are accounted for as cost method investments, which are recorded at cost, less impairment, and adjusted for observable price changes for identical or similar investments of the same issuer. The carrying value of these investments was $74.0 million as of March 31, 2024 and December 31, 2023. During the three months ended March 31, 2024, the Company recorded impairment losses of $0.4 million to those securities. During the three months ended March 31, 2023, the Company recorded gains of $1.8 million to those equity securities based on observable transactions.
4. ACCOUNTS RECEIVABLE, ACCOUNTS PAYABLE, VEHICLE FLOOR PLAN PAYABLE AND ACCRUED LIABILITIES
Accounts receivable consist of the following:

	As of
	March 31, 2024	December 31, 2023
(in thousands)
Receivables from contracts with customers, less estimated credit losses of $26,447 and $24,667	$468,371	$496,172
Other receivables	31,955	28,915
	$500,326	$525,087
Credit loss expense was $1.7 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively.
Accounts payable, vehicle floor plan payable and accrued liabilities consist of the following:

	As of
	March 31, 2024	December 31, 2023
(in thousands)
Accounts payable	$137,697	$154,484
Vehicle floor plan payable	175,103	148,300
Accrued compensation and related benefits	136,076	154,580
Other accrued liabilities	230,278	237,157
	$679,154	$694,521
Cash overdrafts of $1.3 million and $0.5 million are included in accounts payable as of March 31, 2024 and December 31, 2023, respectively.
The Company finances new, used and service loaner vehicle inventory through standardized floor plan facilities with Truist Bank and Toyota Motor Credit Corporation (Truist and Toyota floor plan facility) and Ford Motor Credit Company (Ford floor plan facility). At March 31, 2024, the floor plan facilities bore interest at variable rates that are based on Secured Overnight Financing Rate (SOFR) and prime-based interest rates. The weighted average interest rate for the floor plan facilities was 6.9% and 5.4% for the three months ended March 31, 2024 and 2023, respectively. Changes in the vehicle floor plan payable are reported as cash flows from financing activities in the Condensed Consolidated Statements of Cash Flows.
The floor plan facilities are collateralized by vehicle inventory and other assets of the relevant dealership subsidiary, and contain a number of covenants, including, among others, covenants restricting the dealership subsidiary with respect to the creation of liens and changes in ownership, officers and key management personnel. The Company was in compliance with all of these restrictive covenants as of March 31, 2024.
The floor plan interest expense related to the vehicle floor plan arrangements is offset by amounts received from manufacturers in the form of floor plan assistance capitalized in inventory and recorded against cost of goods sold in the Condensed Consolidated Statements of Operations when the associated inventory is sold. For the three months ended March 31, 2024 and 2023, the Company recognized a reduction in cost of goods sold of $2.2 million and $1.4 million, respectively, related to manufacturer floor plan assistance.
As of March 31, 2024 and December 31, 2023, the Company had $156.9 million and $128.9 million, respectively, in obligations outstanding related to floor plan facilities associated with new vehicles.

5. INVENTORIES AND CONTRACTS IN PROGRESS
Inventories and contracts in progress consist of the following:

	As of
	March 31, 2024	December 31, 2023
(in thousands)
Raw materials	$62,833	$63,884
Work-in-process	17,214	15,387
Finished goods	243,335	215,283
Contracts in progress	3,276	2,657
	$326,658	$297,211
6. GOODWILL AND OTHER INTANGIBLE ASSETS
Amortization of intangible assets for the three months ended March 31, 2024 and 2023, was $10.8 million and $13.9 million, respectively. Amortization of intangible assets is estimated to be approximately $27 million for the remainder of 2024, $29 million in 2025, $20 million in 2026, $6 million in 2027, $3 million in 2028 and $17 million thereafter.
The changes in the carrying amount of goodwill, by segment, were as follows:

(in thousands)	Education	Television Broadcasting	Manufacturing	Healthcare	Automotive	Other Businesses	Total
Balance as of December 31, 2023
Goodwill	$1,163,991	$190,815	$234,993	$135,038	$129,280	$251,216	$2,105,333
Accumulated impairment losses	(331,151)	—	(82,062)	—	—	(166,926)	(580,139)
	832,840	190,815	152,931	135,038	129,280	84,290	1,525,194
Foreign currency exchange rate changes	(11,878)	—	—	—	—	—	(11,878)
Balance as of March 31, 2024
Goodwill	1,152,113	190,815	234,993	135,038	129,280	251,216	2,093,455
Accumulated impairment losses	(331,151)	—	(82,062)	—	—	(166,926)	(580,139)
	$820,962	$190,815	$152,931	$135,038	$129,280	$84,290	$1,513,316
The changes in carrying amount of goodwill at the Company’s education division were as follows:

(in thousands)	Kaplan International	Higher Education	Supplemental Education	Total
Balance as of December 31, 2023
Goodwill	$598,000	$174,564	$391,427	$1,163,991
Accumulated impairment losses	—	(111,324)	(219,827)	(331,151)
	598,000	63,240	171,600	832,840
Foreign currency exchange rate changes	(11,829)	—	(49)	(11,878)
Balance as of March 31, 2024
Goodwill	586,171	174,564	391,378	1,152,113
Accumulated impairment losses	—	(111,324)	(219,827)	(331,151)
	$586,171	$63,240	$171,551	$820,962

Other intangible assets consist of the following:

		As of March 31, 2024			As of December 31, 2023
(in thousands)	Useful Life Range	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Student and customer relationships	2–10 years	$282,190	$242,044	$40,146	$283,098	$236,776	$46,322
Trade names and trademarks	2–15 years	143,163	93,733	49,430	143,389	90,558	52,831
Network affiliation agreements	10 years	17,400	12,543	4,857	17,400	13,348	4,052
Databases and technology	3–6 years	36,228	35,815	413	36,538	35,712	826
Other	1–8 years	41,514	34,734	6,780	41,327	33,164	8,163
		$520,495	$418,869	$101,626	$521,752	$409,558	$112,194
Indefinite-Lived Intangible Assets
Franchise agreements		$92,158			$92,158
Trade names and trademarks		83,990			84,533
FCC licenses		11,000			11,000
Other		171			171
		$187,319			$187,862
7. DEBT
The Company’s borrowings consist of the following:

				As of
(in thousands)	Maturities	Stated Interest Rate	Effective Interest Rate	March 31, 2024	December 31, 2023
Unsecured notes (1)	2026	5.75%	5.75%	$398,445	$398,266
Revolving credit facility	2027	6.56% - 8.88%	6.74%	108,126	97,879
Term loan (2)	2027	7.15% - 7.21%	7.30%	145,559	147,476
Real estate term loan (3)	2028	7.08% - 7.10%	7.19%	73,605	74,541
Capital term loan (4)	2028	7.33% - 7.35%	7.43%	61,516	63,097
Other indebtedness	2024 - 2030	0.00% - 16.00%		28,301	30,574
Total Debt				815,552	811,833
Less: current portion				(76,844)	(66,751)
Total Long-Term Debt				$738,708	$745,082
____________
(1)     The carrying value is net of $1.6 million and $1.7 million of unamortized debt issuance costs as of March 31, 2024 and December 31, 2023, respectively.
(2)     The carrying value is net of $0.7 million and $0.6 million of unamortized debt issuance costs as of March 31, 2024 and December 31, 2023, respectively.
(3)     The carrying value is net of $0.1 million of unamortized debt issuance costs as of March 31, 2024 and December 31, 2023.
(4)     The carrying value is net of $0.8 million of unamortized debt issuance costs as of March 31, 2024 and December 31, 2023.
At March 31, 2024 and December 31, 2023, the fair value of the Company’s 5.75% unsecured notes, based on quoted market prices (Level 2 fair value assessment), totaled $398.1 million and $400.4 million, respectively.
The outstanding balance on the Company’s $300 million unsecured revolving credit facility was $108.1 million as of March 31, 2024, consisting of U.S. dollar borrowings of $45 million with interest payable at SOFR plus 1.375% or prime rate plus 0.375%, and British Pound (GBP) borrowings of £50 million with interest payable at Daily Sterling Overnight Index Average (SONIA) plus 1.375%.
The fair value of the Company’s other debt, which is based on Level 2 inputs, approximates its carrying value as of March 31, 2024 and December 31, 2023. The Company is in compliance with all financial covenants of the revolving credit facility and term loans as of March 31, 2024.
During the three months ended March 31, 2024 and 2023, the Company had average borrowings outstanding of approximately $810.7 million and $735.0 million, respectively, at average annual interest rates of approximately 6.4% and 5.8%, respectively. During the three months ended March 31, 2024 and 2023, the Company incurred net interest expense of $17.2 million and $13.1 million, respectively.
During the three months ended March 31, 2024 and 2023, the Company recorded interest expense of $1.9 million and $1.5 million, respectively, to adjust the fair value of the mandatorily redeemable noncontrolling interest. The fair value of the mandatorily redeemable noncontrolling interest was based on the fair value of the underlying subsidiaries owned by GHC One and GHC Two, after taking into account any debt and other noncontrolling interests of its subsidiary investments. The fair value of the owned subsidiaries is determined by reference to either a discounted cash flow or EBITDA multiple, which approximates fair value (Level 3 fair value assessment).
8. FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	As of March 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market investments (1)	$—	$7,526	$—	$7,526
Marketable equity securities (2)	794,305	—	—	794,305
Other current investments (3)	7,682	956	—	8,638
Total Financial Assets	$801,987	$8,482	$—	$810,469
Liabilities
Contingent consideration liabilities (4)	$—	$—	$75	$75
Interest rate swaps (5)	—	1,651	—	1,651
Mandatorily redeemable noncontrolling interest (6)	—	—	42,549	42,549
Total Financial Liabilities	$—	$1,651	$42,624	$44,275

	As of December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market investments (1)	$—	$5,577	$—	$5,577
Marketable equity securities (2)	690,153	—	—	690,153
Other current investments (3)	6,875	—	—	6,875
Total Financial Assets	$697,028	$5,577	$—	$702,605
Liabilities
Contingent consideration liabilities (4)	$—	$—	$788	$788
Interest rate swaps (5)	—	2,761	—	2,761
Foreign exchange swap (7)	—	86	—	86
Mandatorily redeemable noncontrolling interest (6)	—	—	40,764	40,764
Total Financial Liabilities	$—	$2,847	$41,552	$44,399
____________

(1)	The Company’s money market investments are included in cash and cash equivalents and the value considers the liquidity of the counterparty.
(2)
The Company’s investments in marketable equity securities are held in common shares of U.S. corporations that are actively traded on U.S. stock exchanges. Price quotes for these shares are readily available.

(3)	Includes U.S. Government Securities, corporate bonds, mutual funds and time deposits. These investments are valued using a market approach based on the quoted market prices of the security or inputs that include quoted market prices for similar instruments and are classified as either Level 1 or Level 2 in the fair value hierarchy.
(4)	Included in Accounts payable, vehicle floor plan payable and accrued liabilities and Other Liabilities. The Company determined the fair value of the contingent consideration liabilities using either a Monte Carlo simulation, Black-Scholes model, or probability-weighted analysis depending on the type of target included in the contingent consideration requirements (revenue, EBITDA, client retention). All analyses included estimated financial projections for the acquired businesses and acquisition-specific discount rates.
(5)	Included in Other Liabilities. The Company utilized a market approach model using the notional amount of the interest rate swaps multiplied by the observable inputs of time to maturity and market interest rates.
(6)	The fair value of the mandatorily redeemable noncontrolling interest is based on the fair value of the underlying subsidiaries owned by GHC One and GHC Two, after taking into account any debt and other noncontrolling interests of its subsidiary investments. The fair value of the owned subsidiaries is determined using enterprise value analyses which include an equal weighing between guideline public company and discounted cash flow analyses.
(7)	Included in Accounts payable, vehicle floor plan payable and accrued liabilities, and valued based on a valuation model that calculates the differential between the contract price and the market-based forward rate.

The following tables provide a reconciliation of changes in the Company’s financial liabilities measured at fair value on a recurring basis, using Level 3 inputs:

(in thousands)	Contingent consideration liabilities	Mandatorily redeemable noncontrolling interest
As of December 31, 2023	$788	$40,764
Changes in fair value (1)	—	1,876
Accretion of value included in net income (1)	6	—
Settlements or distributions	(719)	(91)
As of March 31, 2024	$75	$42,549

(in thousands)	Contingent consideration liabilities	Mandatorily redeemable noncontrolling interest
As of December 31, 2022	$8,423	$30,845
Acquisition of business	220	—
Changes in fair value (1)	—	1,468
Accretion of value included in net income (1)	315	—
Settlements or distributions	(752)	(4)
As of March 31, 2023	$8,206	$32,309
____________

(1)	Changes in fair value and accretion of value of contingent consideration liabilities are included in Selling, general and administrative expenses and the changes in fair value of mandatorily redeemable noncontrolling interest is included in Interest expense in the Company’s Condensed Consolidated Statements of Operations.
During the three months ended March 31, 2024, the Company recorded impairment losses of $0.4 million to equity securities that are accounted for as cost method investments. During the three months ended March 31, 2023, the Company recorded gains of $1.8 million to equity securities that are accounted for as cost method investments based on observable transactions for identical or similar investments of the same issuer.
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
9. REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company generated 78% and 79% of its revenue from U.S. domestic sales for the three months ended March 31, 2024 and 2023, respectively. The remaining 22% and 21% of revenue was generated from non-U.S. sales for the three months ended March 31, 2024 and 2023, respectively.
For the three months ended March 31, 2024, the Company recognized 54% of its revenue over time as control of the services and goods transferred to the customer, and the remaining 46% at a point in time, when the customer obtained control of the promised goods. For the three months ended March 31, 2023, the Company recognized 55% of its revenue over time, and the remaining 45% at a point in time.
Contract Assets. As of March 31, 2024, the Company recognized a contract asset of $34.5 million related to a contract at a Kaplan International business, which is included in Deferred Charges and Other Assets. The Company expects to recognize an additional $294.7 million related to the remaining performance obligation in the contract over the next five years. As of December 31, 2023, the contract asset was $39.8 million.
Deferred Revenue. The Company records deferred revenue when cash payments are received or due in advance of the Company’s performance which includes some payments that are refundable due to the contractual right of the customer to cancel the agreement. As of March 31, 2024 and December 31, 2023, 15% and 20% of the Company’s deferred revenue consisted of prepaid amounts which are refundable. The following table presents the change in the Company’s deferred revenue balance:

	As of
	March 31, 2024	December 31, 2023%
(in thousands)			Change
Deferred revenue	$392,754	$400,347	(2)
The majority of the change in the deferred revenue balance is related to the cyclical nature of services in the Kaplan international division. During the three months ended March 31, 2024, the Company recognized $207.1 million related to the Company’s deferred revenue balance as of December 31, 2023, including $28.7 million of prepaid amounts which were refundable at the prior year-end.
Revenue allocated to remaining performance obligations represents deferred revenue amounts that will be recognized as revenue in future periods. As of March 31, 2024, the deferred revenue balance related to certain medical and nursing qualifications with an original contract length greater than twelve months at Kaplan Supplemental Education was $5.8 million. Kaplan Supplemental Education expects to recognize 67% of this revenue over the next twelve months and the remainder thereafter.
Costs to Obtain a Contract. The following table presents changes in the Company’s costs to obtain a contract asset:

(in thousands)	Balance at Beginning of Period	Costs associated with new contracts	Less: Costs amortized during the period	Other	Balance at End of Period
2024	$41,634	$17,832	$(21,016)	$(906)	$37,544
The majority of other activity was related to currency translation adjustments for the three months ended March 31, 2024.

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
The following reflects the Company’s net income and share data used in the basic and diluted earnings per share computations using the two-class method:

	Three Months Ended March 31
(in thousands, except per share amounts)	2024	2023
Numerator:
Numerator for basic earnings per share:
Net income attributable to Graham Holdings Company common stockholders	$124,380	$52,272
Less: Dividends paid-common stock outstanding and unvested restricted shares	(15,352)	(15,812)
Undistributed earnings	109,028	36,460
Percent allocated to common stockholders (1)	99.33%	99.35%
	108,295	36,225
Add: Dividends paid-common stock outstanding	15,250	15,711
Numerator for basic earnings per share	$123,545	$51,936
Add: Additional undistributed earnings due to dilutive stock options	4	1
Numerator for diluted earnings per share	$123,549	$51,937
Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	4,432	4,759
Add: Effect of dilutive stock options	25	17
Denominator for diluted earnings per share	4,457	4,776
Graham Holdings Company Common Stockholders:
Basic earnings per share	$27.87	$10.91
Diluted earnings per share	$27.72	$10.88
____________
Earnings per share amounts may not recalculate due to rounding.
Diluted earnings per share excludes the following weighted average potential common shares, as the effect would be antidilutive, as computed under the treasury stock method:

	Three Months Ended March 31
(in thousands)	2024	2023
Weighted average restricted stock	18	10
The diluted earnings per share amounts for the three months ended March 31, 2024 and March 31, 2023 exclude the effects of 105,000 stock options and contingently issuable shares outstanding as their inclusion would have been antidilutive due to a market condition.
In the three months ended March 31, 2024 and 2023, the Company declared regular dividends totaling $3.44 and $3.30 per common share, respectively.

11. PENSION AND POSTRETIREMENT PLANS
Defined Benefit Plans. The total benefit arising from the Company’s defined benefit pension plans consists of the following components:

	Three Months Ended March 31
(in thousands)	2024	2023
Service cost	$14,034	$9,243
Interest cost	11,194	11,534
Expected return on assets	(41,690)	(38,338)
Amortization of prior service (credit) cost	(494)	410
Recognized actuarial gain	(12,518)	(10,140)
Net Periodic Benefit	(29,474)	(27,291)
Special separation benefit expense	418	4,129
Total Benefit	$(29,056)	$(23,162)
In the first quarter of 2024, the Company recorded $0.4 million in expenses related to a Separation Incentive Program (SIP) for certain Framebridge employees, which will be funded from the assets of the Company’s pension plans. In the first quarter of 2023, the Company recorded $4.1 million in expenses related to SIPs for certain Leaf and Code3 employees, which was funded from the assets of the Company’s pension plans.
The total cost arising from the Company’s Supplemental Executive Retirement Plan (SERP) consists of the following components:

	Three Months Ended March 31
(in thousands)	2024	2023
Service cost	$287	$148
Interest cost	1,128	1,165
Net Periodic Cost	$1,415	$1,313
Defined Benefit Plan Assets. The Company’s defined benefit pension obligations are funded by a portfolio made up of private investment funds, a U.S. stock index fund, and a relatively small number of stocks and high-quality fixed-income securities that are held by a third-party trustee. The assets of the Company’s pension plans were allocated as follows:

	As of
	March 31, 2024	December 31, 2023

U.S. equities	54%	59%
Private investment funds	16%	17%
International equities	12%	14%
U.S. fixed income	18%	7%
U.S. stock index fund	—%	3%
	100%	100%
The Company manages approximately 49% of the pension assets internally, of which the majority is invested in private investment funds with the remaining investments in Berkshire Hathaway and Markel stock, a U.S. stock index fund, and short-term fixed-income securities. The remaining 51% of plan assets are managed by two investment companies. The goal of the investment managers is to produce moderate long-term growth in the value of these assets, while protecting them against large decreases in value. Both investment managers may invest in a combination of equity and fixed-income securities and cash. The managers are not permitted to invest in securities of the Company or in alternative investments. One investment manager cannot invest more than 15% of the assets at the time of purchase in the stock of Alphabet and Berkshire Hathaway, and no more than 35% of the assets it manages in specified international exchanges at the time the investment is made. The other investment manager cannot invest more than 20% of the assets at the time of purchase in the stock of Berkshire Hathaway, and no more than 15% of the assets it manages in specified international exchanges at the time the investment is made, and no less than 5% of the assets could be invested in fixed-income securities. Excluding the exceptions noted above, the investment managers cannot invest more than 10% of the assets in the securities of any other single issuer, except for obligations of the U.S. Government, without receiving prior approval from the Plan administrator.
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
The Company evaluated its defined benefit pension plan asset portfolio for the existence of significant concentrations (defined as greater than 10% of plan assets) of credit risk as of March 31, 2024. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country and individual fund. At March 31, 2024, the pension plan held investments in one common stock, one private investment fund, and one U.S. Treasury securities fund that exceeded 10% of total plan assets, valued at $1,665.4 million, or approximately 51% of total plan assets. At December 31, 2023, the pension plan held investments in one common stock and one private investment fund that exceeded 10% of total plan assets, valued at $1,011.1 million, or approximately 34% of total plan assets. Assets also included $88.3 million and $82.4 million of Markel shares at March 31, 2024 and December 31, 2023, respectively.
Other Postretirement Plans. The total benefit arising from the Company’s other postretirement plans consists of the following components:

	Three Months Ended March 31
(in thousands)	2024	2023
Interest cost	$14	$22
Amortization of prior service credit	—	(1)
Recognized actuarial gain	(469)	(626)
Net Periodic Benefit	$(455)	$(605)
12. OTHER NON-OPERATING INCOME
A summary of non-operating income is as follows:

	Three Months Ended March 31
(in thousands)	2024	2023
Gain on sale of business	$875	$1,000
Foreign currency gain (loss), net	617	(1,504)
Impairment of a cost method investment	(406)	—
Gain on sale of cost method investments	6	785
Gain on a cost method investment	—	1,831
Gain on sale of investment in affiliate	—	15
Other gain, net	555	956
Total Other Non-Operating Income	$1,647	$3,083
The gain on cost method investments result from observable price changes in the fair value of the underlying equity securities accounted for under the cost method (see Notes 3 and 8).
During the three months ended March 31, 2024 and 2023, the Company recorded contingent consideration gains of $0.9 million and $1.0 million, respectively, related to the disposition of Kaplan University (KU) in 2018.
13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The other comprehensive (loss) income consists of the following components:

	Three Months Ended March 31
	2024			2023
	Before-Tax	Income	After-Tax	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(13,284)	$—	$(13,284)	$8,994	$—	$8,994
Pension and other postretirement plans:
Amortization of net prior service (credit) cost included in net income	(494)	126	(368)	409	(105)	304
Amortization of net actuarial gain included in net income	(12,987)	3,325	(9,662)	(10,766)	2,769	(7,997)
	(13,481)	3,451	(10,030)	(10,357)	2,664	(7,693)
Cash flow hedges:
Gain (loss) for the period	1,111	(289)	822	(930)	214	(716)
Other Comprehensive (Loss) Income	$(25,654)	$3,162	$(22,492)	$(2,293)	$2,878	$585

The accumulated balances related to each component of other comprehensive income (loss) are as follows:

(in thousands, net of taxes)	Cumulative Foreign Currency Translation Adjustment	Unrealized Gain on Pensions and Other Postretirement Plans	Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance as of December 31, 2023	$(32,711)	$649,185	$(2,137)	$614,337
Other comprehensive (loss) income before reclassifications	(13,284)	—	947	(12,337)
Net amount reclassified from accumulated other comprehensive income (loss)	—	(10,030)	(125)	(10,155)
Net other comprehensive (loss) income	(13,284)	(10,030)	822	(22,492)
Balance as of March 31, 2024	$(45,995)	$639,155	$(1,315)	$591,845
The amounts and line items of reclassifications out of Accumulated Other Comprehensive Income (Loss) are as follows:

	Three Months Ended March 31		Affected Line Item in the Condensed Consolidated Statements of Operations

(in thousands)	2024	2023
Pension and Other Postretirement Plans:
Amortization of net prior service (credit) cost	$(494)	$409	(1)
Amortization of net actuarial gain	(12,987)	(10,766)	(1)
	(13,481)	(10,357)	Before tax
	3,451	2,664	Provision for Income Taxes
	(10,030)	(7,693)	Net of Tax
Cash Flow Hedges	(125)	(174)	Interest expense
Total reclassification for the period	$(10,155)	$(7,867)	Net of Tax
____________
(1)    These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and postretirement plan cost (see Note 11) and are included in non-operating pension and postretirement benefit income in the Company’s Condensed Consolidated Statements of Operations.
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
As of March 31, 2024, Kaplan had a total outstanding accounts receivable balance of $105.9 million from Purdue Global related to amounts due for reimbursements for services, fees earned and a deferred fee. Included in this total, Kaplan has a $19.6 million long-term receivable balance due from Purdue Global at March 31, 2024, related to the advance of $20.0 million during the initial KU Transaction.
During the three months ended March 31, 2024 and 2023, the automotive group recorded expense of $2.0 million and $1.7 million, respectively, for operating and management services provided by Christopher J. Ourisman and his team of industry professionals.

The following tables summarize the financial information related to each of the Company’s business segments:

	Three Months Ended March 31

(in thousands)	2024	2023
Operating Revenues
Education	$422,598	$378,041
Television broadcasting	113,058	112,877
Manufacturing	101,903	114,584
Healthcare	128,201	102,059
Automotive	303,840	232,561
Other businesses	83,298	92,008
Corporate office	576	—
Intersegment elimination	(812)	(584)
	$1,152,662	$1,031,546
Income (Loss) from Operations before Amortization of Intangible Assets and Impairment of Long-Lived Assets
Education	$33,561	$27,456
Television broadcasting	30,983	29,945
Manufacturing	6,189	12,190
Healthcare	6,727	3,890
Automotive	9,652	10,843
Other businesses	(26,283)	(27,906)
Corporate office	(14,636)	(14,073)
	$46,193	$42,345
Amortization of Intangible Assets and Impairment of Long-Lived Assets
Education	$2,974	$4,416
Television broadcasting	1,350	1,362
Manufacturing	3,120	4,862
Healthcare	636	954
Automotive	—	—
Other businesses	2,671	3,095
Corporate office	—	—
	$10,751	$14,689
Income (Loss) from Operations
Education	$30,587	$23,040
Television broadcasting	29,633	28,583
Manufacturing	3,069	7,328
Healthcare	6,091	2,936
Automotive	9,652	10,843
Other businesses	(28,954)	(31,001)
Corporate office	(14,636)	(14,073)
	$35,442	$27,656
Equity in Earnings of Affiliates, Net	2,331	4,661
Interest Expense, Net	(17,150)	(13,090)
Non-Operating Pension and Postretirement Benefit Income, Net	42,417	31,845
Gain on Marketable Equity Securities, Net	104,152	18,022
Other Income, Net	1,647	3,083
Income Before Income Taxes	$168,839	$72,177

	Three Months Ended March 31

(in thousands)	2024	2023
Depreciation of Property, Plant and Equipment
Education	$9,305	$8,968
Television broadcasting	2,868	3,036
Manufacturing	2,715	2,282
Healthcare	1,594	1,104
Automotive	1,713	1,113
Other businesses	4,183	3,369
Corporate office	149	153
	$22,527	$20,025
Pension Service Cost
Education	$4,110	$2,198
Television broadcasting	1,639	860
Manufacturing	627	275
Healthcare	4,758	4,357
Automotive	15	5
Other businesses	1,940	572
Corporate office	945	976
	$14,034	$9,243
Asset information for the Company’s business segments is as follows:

	As of
(in thousands)	March 31, 2024	December 31, 2023
Identifiable Assets
Education	$1,939,781	$2,021,471
Television broadcasting	419,819	419,557
Manufacturing	436,797	431,712
Healthcare	267,707	265,150
Automotive	623,376	597,267
Other businesses	364,656	368,542
Corporate office	92,331	93,760
	$4,144,467	$4,197,459
Investments in Marketable Equity Securities	794,305	690,153
Investments in Affiliates	186,674	186,480
Prepaid Pension Cost	2,129,682	2,113,638
Total Assets	$7,255,128	$7,187,730

The Company’s education division comprises the following operating segments:

	Three Months Ended March 31

(in thousands)	2024	2023
Operating Revenues
Kaplan international	$269,798	$227,076
Higher education	80,122	78,341
Supplemental education	72,122	73,587
Kaplan corporate and other	2,588	2,372
Intersegment elimination	(2,032)	(3,335)
	$422,598	$378,041
Income (Loss) from Operations before Amortization of Intangible Assets and Impairment of Long-Lived Assets
Kaplan international	$31,312	$21,301
Higher education	5,519	7,083
Supplemental education	4,580	3,751
Kaplan corporate and other	(7,585)	(4,838)
Intersegment elimination	(265)	159
	$33,561	$27,456
Amortization of Intangible Assets	$2,974	$3,939
Impairment of Long-Lived Assets	$—	$477
Income (Loss) from Operations
Kaplan international	$31,312	$21,301
Higher education	5,519	7,083
Supplemental education	4,580	3,751
Kaplan corporate and other	(10,559)	(9,254)
Intersegment elimination	(265)	159
	$30,587	$23,040
Depreciation of Property, Plant and Equipment
Kaplan international	$7,356	$6,330
Higher education	903	1,102
Supplemental education	1,019	1,509
Kaplan corporate and other	27	27
	$9,305	$8,968
Pension Service Cost
Kaplan international	$163	$80
Higher education	1,781	922
Supplemental education	1,818	1,024
Kaplan corporate and other	348	172
	$4,110	$2,198
Asset information for the Company’s education division is as follows:

	As of
(in thousands)	March 31, 2024	December 31, 2023
Identifiable Assets
Kaplan international	$1,453,727	$1,537,989
Higher education	200,115	187,972
Supplemental education	237,263	249,519
Kaplan corporate and other	48,676	45,991
	$1,939,781	$2,021,471

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.
This analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto.
Results of Operations
The Company reported net income attributable to common shares of $124.4 million ($27.72 per share) for the first quarter of 2024, compared to $52.3 million ($10.88 per share) for the first quarter of 2023.
Items included in the Company’s net income for the first quarter of 2024:
•$0.4 million in expenses related to a non-operating Separation Incentive Program (SIP) at other businesses (after tax-impact of $0.3 million, or $0.07 per share);
•$104.2 million in net gains on marketable equity securities (after-tax impact of $77.5 million, or $17.27 per share);
•$1.5 million in net losses of affiliates whose operations are not managed by the Company (after-tax impact of $1.1 million, or $0.25 per share);
•non-operating loss of $0.4 million from the impairment of a cost method investment (after-tax impact of $0.3 million, or $0.07 per share); and
•$1.9 million in interest expense to adjust the fair value of the mandatorily redeemable noncontrolling interest (after-tax impact of $1.8 million, or $0.40 per share).
Items included in the Company’s net income for the first quarter of 2023:
•$4.1 million in expenses related to non-operating SIPs at other businesses (after-tax impact of $3.1 million, or $0.64 per share);
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
Revenue for the first quarter of 2024 was $1,152.7 million, up 12% from $1,031.5 million in the first quarter of 2023. Revenues increased at education, healthcare and automotive, partially offset by declines at manufacturing and other businesses. The Company reported operating income of $35.4 million for the first quarter of 2024, compared to $27.7 million for the first quarter of 2023. The improvement in operating results is due to increases at education, television broadcasting and healthcare, and reduced losses at other businesses, partially offset by declines at manufacturing and automotive.
Division Results
Education
Education division revenue totaled $422.6 million for the first quarter of 2024, up 12% from $378.0 million for the same period of 2023. Kaplan reported operating income of $30.6 million for the first quarter of 2024, compared to $23.0 million for the first quarter of 2023.
In the second quarter of 2023, Kaplan modified its segment reporting for Kaplan India, a shared services center that supports Higher Education (previously included in Kaplan corporate and other); prior periods have been reclassified to conform with the current presentation.

A summary of Kaplan’s operating results is as follows:

	Three Months Ended
	March 31
(in thousands)	2024	2023	% Change
Revenue
Kaplan international	$269,798	$227,076	19
Higher education	80,122	78,341	2
Supplemental education	72,122	73,587	(2)
Kaplan corporate and other	2,588	2,372	9
Intersegment elimination	(2,032)	(3,335)	—
	$422,598	$378,041	12
Operating Income (Loss)
Kaplan international	$31,312	$21,301	47
Higher education	5,519	7,083	(22)
Supplemental education	4,580	3,751	22
Kaplan corporate and other	(7,585)	(4,838)	(57)
Amortization of intangible assets	(2,974)	(3,939)	24
Impairment of long-lived assets	—	(477)	—
Intersegment elimination	(265)	159	—
	$30,587	$23,040	33
Kaplan International includes postsecondary education, professional training and language training businesses largely outside the United States (U.S.). Kaplan International revenue increased 19% for the first quarter of 2024 (16% on a constant currency basis). The increase is due largely to growth at Pathways, Australia, UK Professional and Singapore. Kaplan International reported operating income of $31.3 million in the first quarter of 2024, compared to $21.3 million in the first quarter of 2023. The improved results are due largely to improved results at Pathways, Australia, UK Professional and Singapore, partially offset by a decline at Languages.
Higher Education includes the results of Kaplan as a service provider to higher education institutions. Higher Education revenue increased 2% for the first quarter of 2024 due to revenue growth across most of the institutions served. Enrollments at Purdue Global, the largest institutional client, increased slightly compared to the first quarter of 2023. For the first quarter of 2024 and 2023, Kaplan recorded a portion of the fee from Purdue Global. The Company will continue to assess the fee it records from Purdue Global on a quarterly basis to make a determination as to whether to record all or part of the fee in the future and whether to adjust fee amounts recognized in earlier periods. Purdue Global’s available cash position under the TOSA at the end of its fiscal year (June 30) is an important determinant in the amount of fee recorded by Kaplan. Consequently, the timing of cash inflows and outflows close to Purdue Global’s fiscal year-end can significantly impact the amount of fee Kaplan records from Purdue Global. Higher Education operating results declined in the first quarter of 2024 due to a lower Purdue Global fee recorded compared to the first quarter of 2023 and an increase in higher education development costs.
Supplemental Education includes Kaplan’s standardized test preparation programs and domestic professional and other continuing education businesses. Supplemental Education revenue declined 2% for the first quarter of 2024, driven mostly by softness in Medical Licensure test preparation and publishing activities and Real Estate, offset in part by growth in Insurance, CFA, Architecture and Engineering and MCAT test preparation. Overall, demand for graduate and pre-college test preparation programs has declined due to the strength of U.S. employment markets and the decline in test-takers, while demand for professional programs remained stable. Operating results improved in the first quarter of 2024 due to cost reductions from lower headcount, partially offset by lower revenues.
Kaplan corporate and other represents unallocated expenses of Kaplan, Inc.’s corporate office, other minor businesses and certain shared activities. Kaplan corporate and other expenses increased in the first quarter of 2024, largely due to increased employee benefit and incentive compensation costs.
Television Broadcasting
A summary of television broadcasting’s operating results is as follows:

	Three Months Ended
	March 31
(in thousands)	2024	2023	% Change
Revenue	$113,058	$112,877	0
Operating Income	29,633	28,583	4
Graham Media Group, Inc. owns seven television stations located in Houston, TX; Detroit, MI; Orlando, FL; San Antonio, TX; Jacksonville, FL; and Roanoke, VA, as well as SocialNewsDesk, a provider of social media management tools designed to connect newsrooms with their users. Revenue at the television broadcasting division increased slightly to $113.1 million in the first quarter of 2024, from $112.9 million in the same period of 2023. The revenue increase is due to a $1.5 million increase in political advertising revenue and a modest increase in digital advertising revenues, partially offset by a decline in other advertising revenue. Retransmission revenues were flat in the first quarter of 2024. Operating income for the first quarter of 2024 increased 4% to $29.6 million, from $28.6 million in the same period of 2023, due to slightly higher revenues and lower overall costs, partially offset by increased pension expense.
While per subscriber rates from cable, satellite and OTT providers have grown, overall cable and satellite subscribers are down due to cord cutting, resulting in retransmission revenue net of network fees in 2024 expected to decline compared with 2023, and this trend is expected to continue.
Manufacturing
A summary of manufacturing’s operating results is as follows:

	Three Months Ended
	March 31
(in thousands)	2024	2023	% Change
Revenue	$101,903	$114,584	(11)
Operating Income	3,069	7,328	(58)
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
Manufacturing revenues decreased 11% in the first quarter of 2024 due to lower revenues at Hoover, Dekko and Joyce, partially offset by increased revenues at Forney. The revenue decline at Hoover is due largely to a decrease in volumes and overall product demand, particularly for multi-family housing. Revenues declined at Dekko due to lower product demand. Overall, Hoover results included wood gains on inventory sales in the first quarter of 2024 and 2023, with gains in the first quarter of 2024 lower than the prior year. Manufacturing operating results were down in the first quarter of 2024 due largely to a significant decline at Hoover, along with declines at Joyce and Forney.
Healthcare
A summary of healthcare’s operating results is as follows:

	Three Months Ended
	March 31
(in thousands)	2024	2023	% Change
Revenue	$128,201	$102,059	26
Operating Income	6,091	2,936	—
Graham Healthcare Group (GHG) provides home health and hospice services in seven states. GHG also provides other healthcare services, including nursing care and prescription services for patients receiving in-home infusion treatments through its 86.7% interest in CSI Pharmacy Holding Company, LLC (CSI). Healthcare revenues increased 26% for the first quarter of 2024 due largely to significant growth at CSI, along with growth in home health and hospice services and the other healthcare businesses. The increase in GHG operating results in the first quarter of 2024 is due largely to improved results at CSI and in home health.
The Company also holds interests in four home health and hospice joint ventures managed by GHG, whose results are included in equity in earnings of affiliates in the Company’s Condensed Consolidated Statements of Operations. The Company recorded equity in earnings of $3.4 million and $2.7 million for the first quarter of 2024 and 2023, respectively, from these joint ventures.

Automotive
A summary of automotive’s operating results is as follows:

	Three Months Ended
	March 31
(in thousands)	2024	2023	% Change
Revenue	$303,840	$232,561	31
Operating Income	9,652	10,843	(11)
Automotive includes eight automotive dealerships in the Washington, D.C. metropolitan area and Richmond, VA: Ourisman Lexus of Rockville, Ourisman Honda of Tysons Corner, Ourisman Jeep Bethesda, Ourisman Ford of Manassas, Toyota of Woodbridge, Ourisman Chrysler-Dodge-Jeep-Ram (CDJR) of Woodbridge and Ourisman Toyota of Richmond, which was acquired on September 27, 2023 from McGeorge Toyota. The automotive group was awarded a Kia Open Point dealership in Bethesda, MD, which commenced operations at the end of December 2023. Christopher J. Ourisman, a member of the Ourisman Automotive Group family of dealerships, and his team of industry professionals operate and manage the dealerships; the Company holds a 90% stake.
Revenues for the first quarter of 2024 increased 31% due largely to the Toyota of Richmond acquisition and the addition of the Kia dealership, as well as sales growth for new and used vehicles and for services and parts. Operating results for the first quarter of 2024 declined due largely to lower overall gross margins on new and used vehicles, partially offset by earnings from the Toyota of Richmond acquisition and higher overall gross margins on services and parts.
Other Businesses
A summary of revenue by category for other businesses:

	Three Months Ended
	March 31		%
(in thousands)	2024	2023	Change
Operating Revenues
Retail (1)	$26,036	$32,397	(20)
Media (2)	23,096	25,404	(9)
Specialty (3)	34,166	34,207	0
	$83,298	$92,008	(9)
____________

(1)	Includes Society6 and Saatchi Art (formerly Leaf Marketplace) and Framebridge
(2)	Includes World of Good Brands (formerly Leaf Media), Code3, Slate, Foreign Policy, Pinna and City Cast
(3)	Includes Clyde’s Restaurant Group, Decile and Supporting Cast
Overall, revenue from other businesses declined 9% in the first quarter of 2024. Retail revenue declined largely due to lower revenue at Society6, partially offset by revenue growth at Saatchi Art and Framebridge. Media revenue declined due to lower revenue at World of Good Brands (WGB) and Code3, partially offset by revenue growth at Slate, Foreign Policy and City Cast. Specialty revenue was flat due to lower revenue at Clyde’s Restaurant Group (CRG), partially offset by revenue growth at Decile and Supporting Cast. Excluding the former Leaf businesses, revenue from other businesses grew in the first quarter of 2024.
Overall, operating results at other businesses improved in the first quarter of 2024 due primarily to improved results at Slate.
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
Revenues at Society6 and WGB declined substantially in the first quarter of 2024. Revenue declines at Society6 are due to declines in traffic, largely driven by a significant decrease in advertising spend, as well as softer demand in the home decor category. Revenue declines at WGB are due to reduced traffic and the soft digital advertising market for both direct and programmatic categories. Revenues at Saatchi Art grew in the first quarter of 2024. Overall, the Leaf businesses reported significant operating losses in each of the first quarters of 2024 and 2023, with a small decline in operating losses in the first quarter of 2024.
Clyde’s Restaurant Group
CRG owns and operates 12 restaurants and entertainment venues in the Washington, D.C. metropolitan area, including Old Ebbitt Grill and The Hamilton. Both revenues and operating results declined in the first quarter of 2024, due to overall lower guest traffic in the first two months of 2024. CRG reported an operating profit in each of the first quarters of 2024 and 2023.
CRG plans to open new restaurants in Baltimore, MD; Washington, D.C.; and Reston, VA in mid 2024, late 2024 and late 2025, respectively.
Framebridge
Framebridge is a custom framing service company, headquartered in Washington, D.C., with 22 retail locations in the Washington, D.C., New York City, Atlanta, GA, Philadelphia, PA, Boston, MA and Chicago, IL areas and two manufacturing facilities in Kentucky and New Jersey. Framebridge plans to open additional stores in 2024, including an expansion into Texas, and continues to actively explore other opportunities for further store expansion.
Revenues increased modestly in the first quarter of 2024 due to an increase in retail revenue from same-store sales growth and operating additional retail stores compared to the same period in 2023. Framebridge is an investment stage business and reported significant operating losses in the first quarters of 2024 and 2023.
In the first quarter of 2024, Framebridge implemented a SIP, which will be funded by the assets of the Company’s pension plan; $0.4 million in related non-operating pension expense was recorded in the first quarter of 2024.
Other
Other businesses also include Code3, a performance marketing agency focused on driving performance for brands though three core elements of digital success: media, creative and commerce; Slate and Foreign Policy, which publish online and print magazines and websites; and three investment stage businesses, Decile, City Cast and Supporting Cast. Slate, Foreign Policy, Decile, City Cast and Supporting Cast reported revenue growth in the first quarter of 2024, while Code3 reported a revenue decline. Losses from City Cast, Decile, Code3, Foreign Policy and Supporting Cast in the first quarter of 2024 adversely affected operating results, while Slate reported an operating profit during this period.
Other businesses also included Pinna, which was sold in June 2023 when the Company entered into a merger agreement with Realm of Possibility, Inc. (Realm), a provider of audio entertainment services, to merge Pinna with Realm in return for a noncontrolling financial interest in the merged entity. The Company’s investment in Realm is reported as an equity method investment.
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

Employee Benefit Plan Changes
Effective January 1, 2024, the Company’s defined benefit pension plan was amended to provide many of the current employees who are current plan participants with an increased pension benefit, and to provide certain current employees from several business units with a new pension benefit offering. The increased and new pension benefits will be funded by the assets of the Company’s pension plan. As a result of these changes, the Company’s matching contribution to certain of its 401(k) Savings Plans was eliminated.
Equity in Earnings of Affiliates
At March 31, 2024, the Company held an approximate 18% interest in Intersection Holdings, LLC (Intersection), a company that provides digital marketing and advertising services and products for cities, transit systems, airports, and other public and private spaces; a 49.9% interest on a fully diluted basis in N2K Networks, a cybersecurity workforce intelligence company; and a 42.2% interest on a fully diluted basis in Realm. The Company also holds interests in several other affiliates, including a number of home health and hospice joint ventures managed by GHG and two joint ventures managed by Kaplan. Overall, the Company recorded equity in earnings of affiliates of $2.3 million for the first quarter of 2024, compared to $4.7 million for the first quarter of 2023. These amounts include $1.5 million in net losses for the first quarter of 2024 and $1.8 million in net earnings for the first quarter of 2023, from affiliates whose operations are not managed by the Company.
Net Interest Expense and Related Balances
The Company incurred net interest expense of $17.2 million for the first quarter of 2024, compared to $13.1 million for the first quarter of 2023. The Company recorded interest expense of $1.9 million and $1.5 million in the first quarter of 2024 and 2023, respectively, to adjust the fair value of the mandatorily redeemable noncontrolling interest at GHG. Excluding these adjustments, the increase in net interest expense relates primarily to higher debt balances at the automotive dealerships, higher interest rates on the Company’s variable debt, and increased floor plan interest expense.
At March 31, 2024, the Company had $815.6 million in borrowings outstanding at an average interest rate of 6.4%, and cash, marketable equity securities and other investments of $981.9 million. At March 31, 2024, the Company had $108.1 million outstanding on its $300 million revolving credit facility.
Non-operating Pension and Postretirement Benefit Income, net
The Company recorded net non-operating pension and postretirement benefit income of $42.4 million for the first quarter of 2024, compared to $31.8 million for the first quarter of 2023.
In the first quarter of 2024 and 2023, the Company recorded $0.4 million and $4.1 million, respectively, in expenses related to non-operating SIPs at other businesses.
Gain on Marketable Equity Securities, net
Overall, the Company recognized $104.2 million and $18.0 million in net gains on marketable equity securities in the first quarter of 2024 and 2023, respectively.
Other Non-Operating Income
The Company recorded total other non-operating income, net, of $1.6 million for the first quarter of 2024, compared to $3.1 million for the first quarter of 2023. The 2024 amounts included $0.9 million in gains related to the sale of businesses and contingent consideration; $0.6 million in foreign currency gains, and other items; partially offset by a $0.4 million impairment on a cost method investment. The 2023 amounts included a $1.8 million fair value increase on a cost method investment; $1.0 million in gains related to the sale of businesses and contingent consideration; a $0.8 million gain on sale of a cost method investment, and other items; partially offset by $1.5 million in foreign currency losses.
Provision for Income Taxes
The Company’s effective tax rate for the first quarter of 2024 and 2023 was 25.8% and 26.6%, respectively.
Earnings Per Share
The calculation of diluted earnings per share for the first quarter of 2024 was based on 4,456,825 weighted average shares outstanding, compared to 4,775,586 for the first quarter of 2023. At March 31, 2024, there were 4,450,593 shares outstanding. On May 4, 2023, the Board of Directors authorized the Company to acquire up to 500,000 shares of its Class B common stock; the Company has remaining authorization for 207,797 shares as of March 31, 2024.

Financial Condition: Liquidity and Capital Resources
The Company considers the following when assessing its liquidity and capital resources:

	As of
(In thousands)	March 31, 2024	December 31, 2023
Cash and cash equivalents	$130,860	$169,897
Restricted cash	48,123	31,994
Investments in marketable equity securities and other investments	802,943	697,028
Total debt	815,552	811,833
Cash generated by operations is the Company’s primary source of liquidity. The Company maintains investments in a portfolio of marketable equity securities, which is considered when assessing the Company’s sources of liquidity. An additional source of liquidity includes the undrawn portion of the Company’s $300 million revolving credit facility, amounting to $191.9 million at March 31, 2024 and the undrawn $50.0 million delayed draw term loan at the automotive subsidiary.
During the first three months of 2024, the Company’s cash and cash equivalents decreased by $39.0 million, due to share repurchases, capital expenditures, and dividend payments, which was offset by net proceeds from the vehicle floor plan payable and net borrowings. In the first three months of 2024, the Company’s borrowings increased by $3.7 million, primarily due to additional borrowings under the revolving credit facility, partially offset by repayments under the revolving credit facility, term loan and commercial notes at the automotive subsidiary.
As of March 31, 2024 and December 31, 2023, the Company had money market investments of $7.5 million and $5.6 million, that are included in cash and cash equivalents. At March 31, 2024, the Company held approximately $97 million in cash and cash equivalents in businesses domiciled outside the U.S., of which approximately $8 million is not available for immediate use in operations or for distribution. Additionally, Kaplan’s business operations outside the U.S. retain cash balances to support ongoing working capital requirements, capital expenditures, and regulatory requirements. As a result, the Company considers a significant portion of the cash and cash equivalents balance held outside the U.S. as not readily available for use in U.S. operations.
At March 31, 2024, the fair value of the Company’s investments in marketable equity securities was $794.3 million, which includes investments in the common stock of four publicly traded companies. There were no purchases or sales of marketable equity securities during the first three months of 2024. At March 31, 2024, the unrealized gain related to the Company’s investments totaled $568.3 million.
In April 2023, the Company entered into a term note agreement to loan Intersection $30.0 million at an interest rate of 9% per annum. The principal and interest on the note are payable in monthly installments over 5 years with the final payment due by May 2028. The outstanding balance on this loan was $28.3 million as of March 31, 2024.
The Company had working capital of $709.1 million and $619.6 million at March 31, 2024 and December 31, 2023, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments.
At March 31, 2024 and December 31, 2023, the Company had borrowings outstanding of $815.6 million and $811.8 million, respectively. The Company’s borrowings at March 31, 2024 were mostly from $400.0 million of 5.75% unsecured notes due June 1, 2026, $108.1 million in outstanding borrowings under the Company’s revolving credit facility, a term loan of $145.6 million, and real estate and capital term loans of $135.1 million at the automotive subsidiary. The Company’s borrowings at December 31, 2023 were mostly from $400.0 million of 5.75% unsecured notes due June 1, 2026, $97.9 million in outstanding borrowings under the Company’s revolving credit facility, a term loan of $147.5 million, and real estate and capital term loans of $137.6 million at the automotive subsidiary. The interest on the $400.0 million of 5.75% unsecured notes is payable semiannually on June 1 and December 1.
During the three months ended March 31, 2024 and 2023, the Company had average borrowings outstanding of approximately $810.7 million and $735.0 million, respectively, at average annual interest rates of approximately 6.4% and 5.8%, respectively. During the three months ended March 31, 2024 and 2023, the Company incurred net interest expense of $17.2 million and $13.1 million, respectively. Included in the interest expense for the three months ended March 31, 2024 and 2023 is $1.9 million and $1.5 million, respectively, to adjust the fair value of the mandatorily redeemable noncontrolling interest (see Note 7).
On April 2, 2024, Standard & Poor’s affirmed the Company’s credit rating and maintained the outlook as Stable. On August 17, 2023, Moody’s affirmed the Company’s credit rating and maintained the outlook as Stable.

The Company’s current credit ratings are as follows:

	Moody’s	Standard & Poor’s
Long-term	Ba1	BB
Outlook	Stable	Stable
The Company expects to fund its estimated capital needs primarily through existing cash balances and internally generated funds, and, as needed, from borrowings under its revolving credit facility. As of March 31, 2024, the Company had $108.1 million outstanding under the $300 million revolving credit facility. In management’s opinion, the Company will have sufficient financial resources to meet its business requirements in the next 12 months, including working capital requirements, capital expenditures, interest payments, potential acquisitions and strategic investments, dividends and stock repurchases.
In summary, the Company’s cash flows for each period were as follows:

	Three Months Ended March 31
(In thousands)	2024	2023
Net cash provided by operating activities	$1,067	$22,811
Net cash used in investing activities	(20,962)	(1,954)
Net cash provided by (used in) financing activities	1,526	(57,802)
Effect of currency exchange rate change	(4,539)	1,235
Net decrease in cash and cash equivalents and restricted cash	$(22,908)	$(35,710)
Operating Activities. Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. The Company’s net cash flow provided by operating activities were as follows:

	Three Months Ended March 31
(In thousands)	2024	2023
Net Income	$125,339	$52,977
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and long-lived asset impairments	33,278	34,714
Amortization of lease right-of-use asset	16,866	16,492
Net pension benefit and special separation benefit expense	(29,056)	(23,162)
Other non-cash activities	(89,016)	(24,778)
Change in operating assets and liabilities	(56,344)	(33,432)
Net Cash Provided by Operating Activities	$1,067	$22,811
Net cash provided by operating activities consists primarily of cash receipts from customers, less disbursements for costs, benefits, income taxes, interest and other expenses.
For the first three months of 2024 compared to the first three months of 2023, the decrease in net cash provided by operating activities is primarily driven by a decrease in customer collections and higher purchases of inventories in 2024 compared to 2023.
Investing Activities. The Company’s net cash flow used in investing activities were as follows:

	Three Months Ended March 31
(In thousands)	2024	2023
Purchases of property, plant and equipment	$(21,258)	$(22,554)
Investments in equity affiliates, cost method and other investments	(526)	(4,735)
Net proceeds from sales of marketable equity securities	—	22,866
Other	822	2,469
Net Cash Used in Investing Activities	$(20,962)	$(1,954)
Capital Expenditures. The amounts reflected in the Company’s Condensed Consolidated Statements of Cash Flows are based on cash payments made during the relevant periods, whereas the Company’s capital expenditures for the first three months of 2024 of $21.5 million include assets acquired during the period. The Company estimates that its capital expenditures will be in the range of $95 million to $105 million in 2024.

Net proceeds from sale of marketable equity securities. There were no purchases or sales of marketable equity securities during the first three months of 2024. During the first three months of 2023, the Company sold marketable equity securities that generated proceeds of $29.0 million and purchased $4.6 million of marketable equity securities.
Financing Activities. The Company’s net cash flow provided by (used in) financing activities were as follows:

	Three Months Ended March 31
(In thousands)	2024	2023
Net borrowings (payments) under revolving credit facility	$9,245	$(33,000)
Repayments of borrowings	(4,902)	(3,999)
Net proceeds from vehicle floor plan payable	26,803	7,196
Common shares repurchased	(20,028)	(23,439)
Dividends paid	(7,678)	(7,910)
Other	(1,914)	3,350
Net Cash Provided by (Used in) Financing Activities	$1,526	$(57,802)
Borrowings and Vehicle Floor Plan Payable. In the first three months of 2024, the Company made additional borrowings on the $300 million revolving credit facility. In the first three months of 2023, the Company made repayments on the $300 million revolving credit facility. In the first three months of 2024 and 2023, the Company used vehicle floor plan financing to fund the purchase of new, used and service loaner vehicles at its automotive subsidiary. The proceeds from the vehicle floor plan payable fluctuates with changes in the amount of vehicle inventory held by the automotive dealerships.
Common Stock Repurchases. During the first three months of 2024, the Company purchased a total of 28,606 shares of its Class B common stock at a cost of approximately $20.2 million, including commissions and accrued excise tax of $0.2 million. On May 4, 2023, the Board of Directors authorized the Company to acquire up to 500,000 shares of its Class B common stock. The Company did not announce a ceiling price or time limit for the purchases. At March 31, 2024, the Company had remaining authorization from the Board of Directors to purchase up to 207,797 shares of Class B common stock.
Dividends. The quarterly dividend rate per share was $1.72 and $1.65 for the first three months of 2024 and 2023, respectively. The Company expects to pay a dividend of $6.88 per share in 2024.
There were no other significant changes to the Company’s contractual obligations or other commercial commitments from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The Company is exposed to market risk in the normal course of its business due primarily to its ownership of marketable equity securities, which are subject to equity price risk; to its borrowing and cash-management activities, which are subject to interest rate risk; and to its foreign business operations, which are subject to foreign exchange rate risk. The Company’s market risk disclosures set forth in its 2023 Annual Report filed on Form 10-K have not otherwise changed significantly.

Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and the Company’s Chief Financial Officer (principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of March 31, 2024. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the quarter ended March 31, 2024, the Company purchased shares of its Class B Common Stock as set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plan(2)
January 1 - 31	15,576	$693.31	15,576	220,827
February 1 - 29	2,970	704.20	2,970	217,857
March 1 - 31	10,060	729.24	10,060	207,797
	28,606	$707.07	28,606
(1) Average price paid per share includes costs associated with repurchases, including commissions and excise taxes.
(2) On May 4, 2023, the Company’s Board of Directors authorized the Company to purchase, on the open market or otherwise, up to 500,000 shares of its Class B Common Stock. This authorization includes shares that remained under the previous authorization. There is no expiration date for this authorization. All purchases made during the quarter ended March 31, 2024 were open market transactions and some of these shares were purchased under a 10b5-1 plan.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended March 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

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

4.4
Third Supplemental Indenture, dated as of August 15, 2023, among Graham Digital Holding Company LLC, a Delaware limited liability company, a subsidiary of Graham Holdings Company, a Delaware corporation, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023).

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

GRAHAM HOLDINGS COMPANY
(Registrant)

Date: May 1, 2024	/s/ Timothy J. O’Shaughnessy
Timothy J. O’Shaughnessy, President & Chief Executive Officer (Principal Executive Officer)

Date: May 1, 2024	/s/ Wallace R. Cooney
Wallace R. Cooney, Chief Financial Officer (Principal Financial Officer)