Form 10-Q
period 2024-06-30
Graham Holdings Co
filed 2024-07-31
CIK 104889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2024
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
Shares outstanding at July 26, 2024:
Class A Common Stock – 964,001 Shares
Class B Common Stock – 3,435,811 Shares

GRAHAM HOLDINGS COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30

(in thousands, except per share amounts)	2024	2023	2024	2023
Operating Revenues
Sales of services	$657,124	$625,219	$1,303,534	$1,212,082
Sales of goods	528,156	479,780	1,034,408	924,463
	1,185,280	1,104,999	2,337,942	2,136,545
Operating Costs and Expenses
Cost of services sold (exclusive of items shown below)	384,293	363,030	772,036	719,972
Cost of goods sold (exclusive of items shown below)	447,571	404,824	879,791	775,096
Selling, general and administrative	268,987	244,683	532,966	486,645
Depreciation of property, plant and equipment	22,173	21,103	44,700	41,128
Amortization of intangible assets	10,058	13,304	20,809	27,248
Impairment of goodwill and other long-lived assets	26,287	—	26,287	745
	1,159,369	1,046,944	2,276,589	2,050,834
Income from Operations	25,911	58,055	61,353	85,711
Equity in earnings (losses) of affiliates, net	2,560	(6,115)	4,891	(1,454)
Interest income	2,111	1,548	4,289	2,752
Interest expense	(91,383)	(11,774)	(110,711)	(26,068)
Non-operating pension and postretirement benefit income, net	24,655	29,815	67,072	61,660
Gain on marketable equity securities, net	19,628	78,648	123,780	96,670
Other income, net	1,791	15,794	3,438	18,877
(Loss) Income Before Income Taxes	(14,727)	165,971	154,112	238,148
Provision for Income Taxes	4,100	41,800	47,600	61,000
Net (Loss) Income	(18,827)	124,171	106,512	177,148
Net Income Attributable to Noncontrolling Interests	(2,213)	(1,383)	(3,172)	(2,088)
Net (Loss) Income Attributable to Graham Holdings Company Common Stockholders	$(21,040)	$122,788	$103,340	$175,060

Per Share Information Attributable to Graham Holdings Company Common Stockholders
Basic net (loss) income per common share	$(4.79)	$25.96	$23.24	$36.78
Basic average number of common shares outstanding	4,401	4,700	4,416	4,729
Diluted net (loss) income per common share	$(4.79)	$25.89	$23.11	$36.67
Diluted average number of common shares outstanding	4,401	4,713	4,442	4,744
See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2024	2023	2024	2023
Net (Loss) Income	$(18,827)	$124,171	$106,512	$177,148
Other Comprehensive Loss, Before Tax
Foreign currency translation adjustments:
Translation adjustments arising during the period	3,517	2,384	(9,767)	11,378
Pension and other postretirement plans:
Amortization of net prior service (credit) cost included in net income	(482)	411	(976)	820
Amortization of net actuarial gain included in net income	(11,733)	(10,434)	(24,720)	(21,200)
	(12,215)	(10,023)	(25,696)	(20,380)
Cash flow hedges gain	346	1,188	1,457	258
Other Comprehensive Loss, Before Tax	(8,352)	(6,451)	(34,006)	(8,744)
Income tax benefit related to items of other comprehensive loss	3,037	2,305	6,199	5,183
Other Comprehensive Loss, Net of Tax	(5,315)	(4,146)	(27,807)	(3,561)
Comprehensive (Loss) Income	(24,142)	120,025	78,705	173,587
Comprehensive income attributable to noncontrolling interests	(2,213)	(1,383)	(3,172)	(2,088)
Total Comprehensive (Loss) Income Attributable to Graham Holdings Company	$(26,355)	$118,642	$75,533	$171,499

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands)	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$140,717	$169,897
Restricted cash	46,898	31,994
Investments in marketable equity securities and other investments	822,034	697,028
Accounts receivable, net	466,019	525,087
Inventories and contracts in progress	323,542	297,211
Prepaid expenses	131,688	119,933
Income taxes receivable	3,869	6,848
Other current assets	4,499	1,298
Total Current Assets	1,939,266	1,849,296
Property, Plant and Equipment, Net	544,398	560,314
Lease Right-of-Use Assets	405,354	409,183
Investments in Affiliates	185,500	186,480
Goodwill, Net	1,512,447	1,525,194
Indefinite-Lived Intangible Assets	187,379	187,862
Amortized Intangible Assets, Net	73,008	112,194
Prepaid Pension Cost	2,129,196	2,113,638
Deferred Income Taxes	10,750	10,578
Deferred Charges and Other Assets	246,755	232,991
Total Assets	$7,234,053	$7,187,730

Liabilities and Equity
Current Liabilities
Accounts payable, vehicle floor plan payable and accrued liabilities	$696,699	$694,521
Deferred revenue	326,225	396,754
Income taxes payable	15,376	7,406
Current portion of lease liabilities	60,291	64,247
Current portion of long-term debt	101,874	66,751
Dividends declared	7,574	—
Total Current Liabilities	1,208,039	1,229,679
Accrued Compensation and Related Benefits	128,511	137,275
Other Liabilities	35,092	32,076
Deferred Income Taxes	602,664	600,124
Mandatorily Redeemable Noncontrolling Interest	115,895	40,764
Lease Liabilities	377,428	376,677
Long-Term Debt	732,898	745,082
Total Liabilities	3,200,527	3,161,677
Commitments and Contingencies (Note 14)
Redeemable Noncontrolling Interests	38,006	24,185
Preferred Stock	—	—
Common Stockholders’ Equity
Common stock	20,000	20,000
Capital in excess of par value	361,637	372,040
Retained earnings	7,417,877	7,337,463
Accumulated other comprehensive income, net of taxes
Cumulative foreign currency translation adjustment	(42,478)	(32,711)
Unrealized gain on pensions and other postretirement plans	630,068	649,185
Cash flow hedges	(1,060)	(2,137)
Cost of Class B common stock held in treasury	(4,417,957)	(4,368,103)
Total Common Stockholders’ Equity	3,968,087	3,975,737
Noncontrolling Interests	27,433	26,131
Total Equity	3,995,520	4,001,868
Total Liabilities and Equity	$7,234,053	$7,187,730
See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30
(in thousands)	2024	2023
Cash Flows from Operating Activities
Net Income	$106,512	$177,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and goodwill and other long-lived asset impairments	91,796	69,121
Amortization of lease right-of-use asset	32,614	33,245
Net pension benefit, early retirement program and special separation benefit expense	(40,313)	(46,074)
Gain on marketable equity securities and cost method investments, net	(123,036)	(99,774)
Gain on disposition of a business, property, plant and equipment and investments, net	(3,481)	(11,755)
Credit loss expense and provision for other receivables	1,632	1,909
Stock-based compensation expense, net of forfeitures	3,092	3,334
Foreign exchange loss (gain)	1,083	(100)
Equity in (earnings) losses of affiliates, net of distributions	1,551	8,386
Provision for deferred income taxes	8,526	26,224
Accretion expense and change in fair value of contingent consideration liabilities	(69)	(4,466)
Change in operating assets and liabilities:
Accounts receivable	60,708	83,226
Inventories	(25,380)	(32,276)
Accounts payable and accrued liabilities	(28,510)	(50,664)
Deferred revenue	(68,344)	(48,235)
Income taxes receivable/payable	11,125	13,908
Lease liabilities	(31,850)	(34,878)
Other assets and other liabilities, net	54,297	(26,009)
Other	1,155	(31)
Net Cash Provided by Operating Activities	53,108	62,239
Cash Flows from Investing Activities
Purchases of property, plant and equipment	(39,560)	(40,909)
Investments in certain businesses, net of cash acquired	(3,828)	(237)
Net proceeds from disposition of a business, property, plant and equipment and investments	3,700	3,234
Investments in equity affiliates and cost method investments	(1,759)	(11,982)
Loan to related party	(2,000)	(30,000)
Proceeds from sales of marketable equity securities	—	61,979
Purchases of marketable equity securities	—	(6,162)
Other	1,663	1,105
Net Cash Used in Investing Activities	(41,784)	(22,972)
Cash Flows from Financing Activities
Common shares repurchased	(49,514)	(69,082)
Net borrowings (payments) under revolving credit facilities	33,245	(15,000)
Net proceeds from vehicle floor plan payable	26,612	28,982
Dividends paid	(15,352)	(15,746)
Repayments of borrowings	(9,883)	(7,983)
Proceeds from bank overdrafts	204	3,656
Other	(6,573)	(2,707)
Net Cash Used in Financing Activities	(21,261)	(77,880)
Effect of Currency Exchange Rate Change	(4,339)	561
Net Decrease in Cash and Cash Equivalents and Restricted Cash	(14,276)	(38,052)
Beginning Cash and Cash Equivalents and Restricted Cash	201,891	190,432
Ending Cash and Cash Equivalents and Restricted Cash	$187,615	$152,380

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
As of December 31, 2023	$20,000	$372,040	$7,337,463	$614,337	$(4,368,103)	$26,131	$4,001,868	$24,185
Net income for the period			125,339				125,339
Net income attributable to noncontrolling interests			(633)			633	—
Net income attributable to redeemable noncontrolling interests			(326)				(326)	326
Change in redemption value of redeemable noncontrolling interests						284	284	164
Noncontrolling interest capital contribution						200	200
Distributions to noncontrolling interests						(256)	(256)	(450)
Dividends on common stock			(15,352)				(15,352)
Repurchase of Class B common stock					(20,227)		(20,227)
Issuance of Class B common stock, net of restricted stock award forfeitures		(344)			117		(227)
Amortization of unearned stock compensation and stock option expense		1,671					1,671
Other comprehensive loss, net of income taxes				(22,492)			(22,492)
As of March 31, 2024	$20,000	$373,367	$7,446,491	$591,845	$(4,388,213)	$26,992	$4,070,482	$24,225
Net loss for the period			(18,827)				(18,827)
Net income attributable to noncontrolling interests			(1,219)			1,219	—
Net income attributable to redeemable noncontrolling interests			(994)				(994)	994
Change in redemption value of redeemable noncontrolling interests		(13,342)				331	(13,011)	13,350
Distributions to noncontrolling interests						(1,109)	(1,109)	(563)
Dividends on common stock			(7,574)				(7,574)
Repurchase of Class B common stock					(29,780)		(29,780)
Issuance of Class B common stock		(36)			36		—
Amortization of unearned stock compensation and stock option expense		1,648					1,648
Other comprehensive loss, net of income taxes				(5,315)			(5,315)
As of June 30, 2024	$20,000	$361,637	$7,417,877	$586,530	$(4,417,957)	$27,433	$3,995,520	$38,006

(in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
As of December 31, 2022	$20,000	$390,438	$7,163,128	$336,151	$(4,178,334)	$21,278	$3,752,661	$21,827
Net income for the period			52,977				52,977
Net Income attributable to noncontrolling interests			(650)			650	—
Net income attributable to redeemable noncontrolling interests			(55)				(55)	55
Change in redemption value of redeemable noncontrolling interests						64	64	70
Noncontrolling interest capital contribution						520	520
Distribution to redeemable noncontrolling interest							—	(70)
Dividends on common stock			(15,812)				(15,812)
Repurchase of Class B common stock					(23,439)		(23,439)
Issuance of Class B common stock		(4,067)			4,494		427
Amortization of unearned stock compensation and stock option expense		1,802					1,802
Other comprehensive income, net of income taxes				585			585
As of March 31, 2023	$20,000	$388,173	$7,199,588	$336,736	$(4,197,279)	$22,512	$3,769,730	$21,882
Net income for the period			124,171				124,171
Net income attributable to noncontrolling interests			(809)			809	—
Net income attributable to redeemable noncontrolling interests			(574)				(574)	574
Change in redemption value of redeemable noncontrolling interests		(4,550)				51	(4,499)	4,604
Distributions to noncontrolling interest						(324)	(324)	(61)
Dividends on common stock			(7,722)				(7,722)
Repurchase of Class B common stock					(45,643)		(45,643)
Forfeiture of restricted stock awards, net of Class B common stock issuances		61			(244)		(183)
Amortization of unearned stock compensation and stock option expense		1,715					1,715
Other comprehensive loss, net of income taxes				(4,146)			(4,146)
As of June 30, 2023	$20,000	$385,399	$7,314,654	$332,590	$(4,243,166)	$23,048	$3,832,525	$26,999

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
Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States of America (GAAP) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (SEC). They include the assets, liabilities, results of operations and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or otherwise controlled by the Company. As permitted under such rules, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the three and six months ended June 30, 2024 and 2023 may not be indicative of the Company’s future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.
Revision of Prior Period Amounts. In the fourth quarter of 2023, the Company identified misstatements in its previously issued Condensed Consolidated Balance Sheets which had a related impact to the changes in assets and liabilities within operating cash flows. The Company determined that these adjustments were not material to the previously issued financial statements, but has revised its previously issued Condensed Consolidated Statement of Cash Flows for the period ended June 30, 2023 as shown below.

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
Recently Adopted and Issued Accounting Pronouncements – In November 2023, the Financial Accounting Standards Board (FASB) issued new guidance that requires enhanced disclosures related to reportable segments that includes, among other disclosures, identifying significant segment expenses on an annual and interim basis. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the guidance must be applied retrospectively to all prior periods presented in the financial statements. The Company is in the process of evaluating the impact of this new guidance on the disclosures within its Condensed Consolidated Financial Statements.
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
2. ACQUISITIONS AND DISPOSITIONS OF BUSINESSES
Acquisitions. In May 2024, Kaplan acquired one small business which is included in its international division.
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

Acquisition-related costs for acquisitions that closed during the first six months of 2024 and 2023 were expensed as incurred. The aggregate purchase price of the 2023 acquisitions was allocated as follows, based on acquisition date fair values to the following assets and liabilities:

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
The acquired companies were consolidated into the Company’s financial statements starting on their respective acquisition dates. The following unaudited pro forma financial information includes the 2023 acquisitions as if they occurred at the beginning of 2022:

	Three Months Ended June 30	Six Months Ended June 30
(in thousands)	2023	2023
Operating revenues	$1,142,752	$2,212,051
Net income	126,112	180,793
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
Disposition of Businesses. In June 2024, World of Good Brands (WGB) completed the sale of a small business which was included in other businesses (see Note 12).
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
3. INVESTMENTS
Money Market Investments. As of June 30, 2024 and December 31, 2023, the Company had money market investments of $9.0 million and $5.6 million, respectively, that are classified as cash and cash equivalents in the Company’s Condensed Consolidated Balance Sheets.

Investments in Marketable Equity Securities. Investments in marketable equity securities consist of the following:

	As of
	June 30, 2024	December 31, 2023
(in thousands)
Total cost	$225,889	$225,971
Gross unrealized gains	587,555	464,182
Total Fair Value	$813,444	$690,153
At June 30, 2024 and December 31, 2023, the Company owned 55,430 shares in Markel Group Inc. (Markel) valued at $87.3 million and $78.7 million, respectively. The Chief Executive Officer of Markel, Mr. Thomas S. Gayner, is a member of the Company’s Board of Directors. As of June 30, 2024, the Company owned 422 Class A and 482,945 Class B shares in Berkshire Hathaway valued at $454.8 million, which exceeded 5% of the Company’s total assets.
There were no purchases of marketable equity securities during the first six months of 2024. The Company purchased $4.6 million of marketable equity securities during the first six months of 2023.
There were no sales of marketable equity securities during the first six months of 2024. The Company donated marketable equity securities in the first six months of 2024, and recorded a $0.4 million gross cumulative realized gain from the donation. During the first six months of 2023, the gross cumulative realized net gains from the sales of marketable equity securities were $13.0 million. The total proceeds from such sales were $62.0 million.
The net gain on marketable equity securities comprised the following:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2024	2023	2024	2023
Gain on marketable equity securities, net	$19,628	$78,648	$123,780	$96,670
Less: Net gains in earnings from marketable equity securities sold and donated	(102)	(9,132)	(102)	(5,475)
Net unrealized gains in earnings from marketable equity securities still held at the end of the period	$19,526	$69,516	$123,678	$91,195
Investments in Affiliates. As of June 30, 2024, the Company held a 49.9% and 42.2% interest in N2K Networks and Realm, respectively, on a fully diluted basis, and accounts for these investments under the equity method. The Company holds two of the five seats of N2K Networks’ governing board with the other shareholders retaining substantive participation rights to control the financial and operating decisions of N2K Networks through representation on the board. In May 2024, the Company entered into a convertible promissory note agreement to loan N2K Networks $2.0 million. The convertible promissory note bears interest at a rate of 12% per annum and, subject to conversion provisions, all unpaid interest and principal are due by May 2027.
As of June 30, 2024, the Company held an approximate 18% interest in Intersection Holdings, LLC (Intersection), and accounts for its investment under the equity method. The Company holds two of the ten seats of Intersection’s governing board, which allows the Company to exercise significant influence over Intersection. The Company loaned Intersection $30.0 million, which is repayable over 5 years at an interest rate of 9% per annum. The outstanding balance on this loan was $27.7 million as of June 30, 2024. The loan is repayable by May 2028.
As of June 30, 2024, the Company also held investments in several other affiliates; GHG held a 40% interest in each of the following affiliates: Residential Home Health Illinois, Residential Hospice Illinois, Mary Free Bed at Home, and Allegheny Health Network (AHN) Healthcare at Home. For the three and six months ended June 30, 2024, the Company recorded $4.4 million and $8.5 million, respectively, in revenue for services provided to the affiliates of GHG. For the three and six months ended June 30, 2023, the Company recorded $3.9 million and $7.4 million, respectively, in revenue for services provided to the affiliates of GHG.
Additionally, Kaplan International Holdings Limited (KIHL) held a 45% interest in a joint venture formed with University of York. KIHL loaned the joint venture £22 million, which is repayable over 25 years at an interest rate of 7% and guaranteed by the University of York. The outstanding balance on this loan was £19.9 million as of June 30, 2024. The loan is repayable by December 2041.
The Company had $37.6 million and $36.9 million in its investment account that represents cumulative undistributed income in its investments in affiliates as of June 30, 2024 and December 31, 2023, respectively.
Cost Method Investments. The Company held investments without readily determinable fair values in a number of equity securities that are accounted for as cost method investments, which are recorded at cost, less impairment, and adjusted for observable price changes for identical or similar investments of the same issuer. The carrying value of these investments was $74.4 million and $74.0 million as of June 30, 2024 and December 31, 2023, respectively. During the three and six months ended June 30, 2024, the Company recorded impairment losses of $0.3 million and $0.7 million, respectively, to those securities. During the three and six months ended June 30, 2023, the Company recorded gains of $1.3 million and $3.1 million, respectively, to those equity securities based on observable transactions.
4. ACCOUNTS RECEIVABLE, ACCOUNTS PAYABLE, VEHICLE FLOOR PLAN PAYABLE AND ACCRUED LIABILITIES
Accounts receivable consist of the following:

	As of
	June 30, 2024	December 31, 2023
(in thousands)
Receivables from contracts with customers, less estimated credit losses of $24,291 and $24,667	$434,358	$496,172
Other receivables	31,661	28,915
	$466,019	$525,087
Credit loss recovery was $0.1 million for the three months ended June 30, 2024, and credit loss expense was $1.4 million for the three months ended June 30, 2023. Credit loss expense was $1.6 million and $1.9 million for the six months ended June 30, 2024 and 2023, respectively.
Accounts payable, vehicle floor plan payable and accrued liabilities consist of the following:

	As of
	June 30, 2024	December 31, 2023
(in thousands)
Accounts payable	$153,132	$154,484
Vehicle floor plan payable	174,911	148,300
Accrued compensation and related benefits	147,773	154,580
Other accrued liabilities	220,883	237,157
	$696,699	$694,521
Cash overdrafts of $0.7 million and $0.5 million are included in accounts payable as of June 30, 2024 and December 31, 2023, respectively.
The Company finances new, used and service loaner vehicle inventory through standardized floor plan facilities with Truist Bank and Toyota Motor Credit Corporation (Truist and Toyota floor plan facility) and Ford Motor Credit Company (Ford floor plan facility). At June 30, 2024, the floor plan facilities bore interest at variable rates that are based on Secured Overnight Financing Rate (SOFR) and prime-based interest rates. The weighted average interest rate for the floor plan facilities was 6.7% and 6.1% for the three months ended June 30, 2024 and 2023, respectively. The weighted average interest rate for the floor plan facilities was 6.8% and 5.7% for the six months ended June 30, 2024 and 2023, respectively. Changes in the vehicle floor plan payable are reported as cash flows from financing activities in the Condensed Consolidated Statements of Cash Flows.
The floor plan facilities are collateralized by vehicle inventory and other assets of the relevant dealership subsidiary, and contain a number of covenants, including, among others, covenants restricting the dealership subsidiary with respect to the creation of liens and changes in ownership, officers and key management personnel. The Company was in compliance with all of these restrictive covenants as of June 30, 2024.
The floor plan interest expense related to the vehicle floor plan arrangements is offset by amounts received from manufacturers in the form of floor plan assistance capitalized in inventory and recorded against cost of goods sold in the Condensed Consolidated Statements of Operations when the associated inventory is sold. For the three months ended June 30, 2024 and 2023, the Company recognized a reduction in cost of goods sold of $2.4 million and $1.5 million, respectively, related to manufacturer floor plan assistance. For the six months ended June 30, 2024 and 2023, the Company recognized a reduction in cost of goods sold of $4.6 million and $2.9 million, respectively, related to manufacturer floor plan assistance.
As of June 30, 2024 and December 31, 2023, the Company had $159.1 million and $128.9 million, respectively, in obligations outstanding related to floor plan facilities associated with new vehicles.

5. INVENTORIES AND CONTRACTS IN PROGRESS
Inventories and contracts in progress consist of the following:

	As of
	June 30, 2024	December 31, 2023
(in thousands)
Raw materials	$51,876	$63,884
Work-in-process	16,744	15,387
Finished goods	251,039	215,283
Contracts in progress	3,883	2,657
	$323,542	$297,211
6. GOODWILL AND OTHER INTANGIBLE ASSETS
In the second quarter of 2024, as a result of substantial digital advertising revenue declines and continued operating losses at WGB, the Company performed an interim review of the goodwill and intangible assets at the WGB reporting unit. As a result of the impairment review, the Company recorded goodwill and amortized intangible asset impairment charges totaling $26.3 million. The Company estimated the fair value of the reporting unit and amortized intangible asset by utilizing a discounted cash flow model. The carrying value of the reporting unit and amortized intangible asset exceeded their estimated fair values, resulting in goodwill and intangible asset impairment charges for the amount by which the carrying values exceeded their estimated fair values. WGB is included in other businesses.
Amortization of intangible assets for the three months ended June 30, 2024 and 2023, was $10.1 million and $13.3 million, respectively. Amortization of intangible assets for the six months ended June 30, 2024 and 2023, was $20.8 million and $27.2 million, respectively. Amortization of intangible assets is estimated to be approximately $16 million for the remainder of 2024, $28 million in 2025, $20 million in 2026, $5 million in 2027, $2 million in 2028 and $2 million thereafter.
The changes in the carrying amount of goodwill, by segment, were as follows:

(in thousands)	Education	Television Broadcasting	Manufacturing	Healthcare	Automotive	Other Businesses	Total
Balance as of December 31, 2023
Goodwill	$1,163,991	$190,815	$234,993	$135,038	$129,280	$251,216	$2,105,333
Accumulated impairment losses	(331,151)	—	(82,062)	—	—	(166,926)	(580,139)
	832,840	190,815	152,931	135,038	129,280	84,290	1,525,194
Acquisitions	4,011	—	—	—	—	—	4,011
Impairments	—	—	—	—	—	(7,502)	(7,502)
Foreign currency exchange rate changes	(9,256)	—	—	—	—	—	(9,256)
Balance as of June 30, 2024
Goodwill	1,158,746	190,815	234,993	135,038	129,280	251,216	2,100,088
Accumulated impairment losses	(331,151)	—	(82,062)	—	—	(174,428)	(587,641)
	$827,595	$190,815	$152,931	$135,038	$129,280	$76,788	$1,512,447

The changes in carrying amount of goodwill at the Company’s education division were as follows:

(in thousands)	Kaplan International	Higher Education	Supplemental Education	Total
Balance as of December 31, 2023
Goodwill	$598,000	$174,564	$391,427	$1,163,991
Accumulated impairment losses	—	(111,324)	(219,827)	(331,151)
	598,000	63,240	171,600	832,840
Acquisitions	4,011	—	—	4,011
Foreign currency exchange rate changes	(9,191)	—	(65)	(9,256)
Balance as of June 30, 2024
Goodwill	592,820	174,564	391,362	1,158,746
Accumulated impairment losses	—	(111,324)	(219,827)	(331,151)
	$592,820	$63,240	$171,535	$827,595
Other intangible assets consist of the following:

		As of June 30, 2024			As of December 31, 2023
(in thousands)	Useful Life Range	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Student and customer relationships	2–10 years	$282,234	$246,479	$35,755	$283,098	$236,776	$46,322
Trade names and trademarks	2–10 years (1)	117,971	90,563	27,408	143,389	90,558	52,831
Network affiliation agreements	10 years	17,400	12,977	4,423	17,400	13,348	4,052
Databases and technology	3–6 years	36,307	36,192	115	36,538	35,712	826
Other	1–8 years	41,514	36,207	5,307	41,327	33,164	8,163
		$495,426	$422,418	$73,008	$521,752	$409,558	$112,194
Indefinite-Lived Intangible Assets
Franchise agreements		$92,158			$92,158
Trade names and trademarks		84,050			84,533
FCC licenses		11,000			11,000
Other		171			171
		$187,379			$187,862
___________
(1)     As of December 31, 2023, the trade names and trademarks’ maximum useful life was 15 years.

7. DEBT
The Company’s borrowings consist of the following:

				As of
(in thousands)	Maturities	Stated Interest Rate	Effective Interest Rate	June 30, 2024	December 31, 2023
Unsecured notes (1)	2026	5.75%	5.75%	$398,624	$398,266
Revolving credit facility	2027	6.56% - 8.88%	6.77%	132,209	97,879
Term loan (2)	2027	7.15% - 7.21%	7.29%	143,739	147,476
Real estate term loan (3)	2028	7.06% - 7.10%	7.18%	72,668	74,541
Capital term loan (4)	2028	7.31% - 7.35%	7.56%	59,934	63,097
Other indebtedness	2024 - 2032	0.00% - 8.00%		27,598	30,574
Total Debt				834,772	811,833
Less: current portion				(101,874)	(66,751)
Total Long-Term Debt				$732,898	$745,082
____________
(1)     The carrying value is net of $1.4 million and $1.7 million of unamortized debt issuance costs as of June 30, 2024 and December 31, 2023, respectively.
(2)     The carrying value is net of $0.6 million of unamortized debt issuance costs as of June 30, 2024 and December 31, 2023.
(3)     The carrying value is net of $0.1 million of unamortized debt issuance costs as of June 30, 2024 and December 31, 2023.
(4)     The carrying value is net of $0.7 million and $0.8 million of unamortized debt issuance costs as of June 30, 2024 and December 31, 2023, respectively.
At June 30, 2024 and December 31, 2023, the fair value of the Company’s 5.75% unsecured notes, based on quoted market prices (Level 2 fair value assessment), totaled $397.8 million and $400.4 million, respectively.
The outstanding balance on the Company’s $300 million unsecured revolving credit facility was $132.2 million as of June 30, 2024, consisting of U.S. dollar borrowings of $69 million with interest payable at SOFR plus 1.375% or prime rate plus 0.375%, and British Pound (GBP) borrowings of £50 million with interest payable at Daily Sterling Overnight Index Average (SONIA) plus 1.375%.
The fair value of the Company’s other debt, which is based on Level 2 inputs, approximates its carrying value as of June 30, 2024 and December 31, 2023. The Company is in compliance with all financial covenants of the revolving credit facility and term loans as of June 30, 2024.
During the three months ended June 30, 2024 and 2023, the Company had average borrowings outstanding of approximately $841.8 million and $742.1 million, respectively, at average annual interest rates of approximately 6.4% and 6.0%, respectively. During the three months ended June 30, 2024 and 2023, the Company incurred net interest expense of $89.3 million and $10.2 million, respectively.
During the six months ended June 30, 2024 and 2023, the Company had average borrowings outstanding of approximately $826.9 million and $738.3 million, respectively, at average annual interest rates of approximately 6.4% and 5.9%, respectively. During the six months ended June 30, 2024 and 2023, the Company incurred net interest expense of $106.4 million and $23.3 million, respectively.
During the three and six months ended June 30, 2024, the Company recorded interest expense of $73.5 million and $75.4 million, respectively, to adjust the fair value of the mandatorily redeemable noncontrolling interest. During the three months ended June 30, 2023, the Company recorded a credit to interest expense of $1.2 million to adjust the fair value of the mandatorily redeemable noncontrolling interest. During the six months ended June 30, 2023, the Company recorded interest expense of $0.3 million to adjust the fair value of the mandatorily redeemable noncontrolling interest. The fair value of the mandatorily redeemable noncontrolling interest was based on the fair value of the underlying subsidiaries owned by GHC One LLC (GHC One) and GHC Two LLC (GHC Two), after taking into account any debt and other noncontrolling interests of its subsidiary investments. The fair value of the owned subsidiaries is determined by reference to either a discounted cash flow or EBITDA multiple, which approximates fair value (Level 3 fair value assessment) (See Note 8).

8. FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	As of June 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market investments (1)	$—	$9,050	$—	$9,050
Marketable equity securities (2)	813,444	—	—	813,444
Other current investments (3)	8,590	—	—	8,590
Total Financial Assets	$822,034	$9,050	$—	$831,084
Liabilities
Contingent consideration liabilities (4)	$—	$—	$1,284	$1,284
Interest rate swaps (5)	—	1,307	—	1,307
Mandatorily redeemable noncontrolling interest (6)	—	—	115,895	115,895
Total Financial Liabilities	$—	$1,307	$117,179	$118,486

	As of December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market investments (1)	$—	$5,577	$—	$5,577
Marketable equity securities (2)	690,153	—	—	690,153
Other current investments (3)	6,875	—	—	6,875
Total Financial Assets	$697,028	$5,577	$—	$702,605
Liabilities
Contingent consideration liabilities (4)	$—	$—	$788	$788
Interest rate swaps (5)	—	2,761	—	2,761
Foreign exchange swap (7)	—	86	—	86
Mandatorily redeemable noncontrolling interest (6)	—	—	40,764	40,764
Total Financial Liabilities	$—	$2,847	$41,552	$44,399
____________

(1)	The Company’s money market investments are included in cash and cash equivalents and the value considers the liquidity of the counterparty.
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

The following tables provide a reconciliation of changes in the Company’s financial liabilities measured at fair value on a recurring basis, using Level 3 inputs:

(in thousands)	Contingent consideration liabilities	Mandatorily redeemable noncontrolling interest
As of December 31, 2023	$788	$40,764
Acquisition of business	1,298	—
Changes in fair value (1)	(75)	75,415
Capital contributions	—	21
Accretion of value included in net income (1)	6	—
Settlements or distributions	(719)	(305)
Foreign currency exchange rate changes	(14)	—
As of June 30, 2024	$1,284	$115,895

(in thousands)	Contingent consideration liabilities	Mandatorily redeemable noncontrolling interest
As of December 31, 2022	$8,423	$30,845
Acquisition of business	220	—
Changes in fair value (1)	(5,157)	289
Capital contributions	—	66
Accretion of value included in net income (1)	691	—
Settlements or distributions	(1,262)	(64)
As of June 30, 2023	$2,915	$31,136
____________

(1)	Changes in fair value and accretion of value of contingent consideration liabilities are included in Selling, general and administrative expenses and the changes in fair value of mandatorily redeemable noncontrolling interest is included in Interest expense in the Company’s Condensed Consolidated Statements of Operations.
Mandatorily Redeemable Noncontrolling Interest. The mandatorily redeemable noncontrolling interest represents the ownership portion of a group of minority shareholders, consisting of a group of senior managers of the healthcare business, in subsidiaries of GHG. The Company established GHC One and GHC Two as vehicles to invest in a portfolio of healthcare businesses together with the group of senior managers of GHG. As the holder of preferred units, the Company is obligated to contribute 95% of the capital required for the acquisition of portfolio investments with the remaining 5% of the capital coming from the group of senior managers. The operating agreements of GHC One and GHC Two require the dissolution of the entities on March 31, 2026, and March 31, 2029, respectively, at which time the net assets will be distributed to its members. As a preferred unit holder, the Company will receive an amount up to its contributed capital plus a preferred annual return of 8% (guaranteed return) after the group of senior managers has received the redemption of their 5% interest in net assets (manager return). All distributions in excess of the manager and guaranteed return will be paid to common unit holders, which currently comprise the group of senior managers of GHG. The Company may convert its preferred units to common units at any time after which it will receive 80% of all distributions in excess of the manager return, with the remaining 20% of excess distributions going to the group of senior managers as holders of the other common units. The mandatorily redeemable noncontrolling interest is reported as a noncurrent liability at June 30, 2024 and December 31, 2023 in the Condensed Consolidated Balance Sheets.
Other. During the three and six months ended June 30, 2024, the Company recorded goodwill and intangible asset impairment charges of $26.3 million. During the six months ended June 30, 2023, the Company recorded long-lived asset impairment charges of $0.7 million. The remeasurement of goodwill and other long-lived assets is classified as a Level 3 fair value assessment due to the significance of unobservable inputs developed in the determination of the fair value. The Company used a discounted cash flow model to determine the estimated fair value of the reporting unit and other long-lived assets. The Company made estimates and assumptions regarding future cash flows, discount rates and long-term growth rates.
During the three and six months ended June 30, 2024, the Company recorded impairment losses of $0.3 million and $0.7 million, respectively, to equity securities that are accounted for as cost method investments. During the three and six months ended June 30, 2023, the Company recorded gains of $1.3 million and $3.1 million, respectively, to equity securities that are accounted for as cost method investments based on observable transactions for identical or similar investments of the same issuer.
9. REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company generated 78% of its revenue from U.S. domestic sales for the three and six months ended June 30, 2024. The remaining 22% of revenue was generated from non-U.S. sales for the three and six months ended

June 30, 2024. For the three and six months ended June 30, 2023, 79% of revenue was from U.S domestic sales and the remaining 21% of revenue was generated from non-U.S. sales.
For the three and six months ended June 30, 2024, the Company recognized 54% of its revenue over time as control of the services and goods transferred to the customer, and the remaining 46% at a point in time, when the customer obtained control of the promised goods. For the three and six months ended June 30, 2023, the Company recognized 56% of its revenue over time, and the remaining 44% at a point in time.
Contract Assets. As of June 30, 2024, the Company recognized a contract asset of $43.9 million related to a contract at a Kaplan International business, which is included in Deferred Charges and Other Assets. The Company expects to recognize an additional $283.6 million related to the remaining performance obligation in the contract over the next five years. As of December 31, 2023, the contract asset was $39.8 million. Additional contract assets of $3.1 million are included in current assets on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2024.
Deferred Revenue. The Company records deferred revenue when cash payments are received or due in advance of the Company’s performance which includes some payments that are refundable due to the contractual right of the customer to cancel the agreement. As of June 30, 2024 and December 31, 2023, 25% and 20% of the Company’s deferred revenue consisted of prepaid amounts which are refundable. The following table presents the change in the Company’s deferred revenue balance:

	As of
	June 30, 2024	December 31, 2023%
(in thousands)			Change
Deferred revenue	$332,167	$400,347	(17)
The majority of the change in the deferred revenue balance is related to the cyclical nature of services in the Kaplan international division. During the six months ended June 30, 2024, the Company recognized $311.6 million related to the Company’s deferred revenue balance as of December 31, 2023, including $51.8 million of prepaid amounts which were refundable at the prior year-end.
Revenue allocated to remaining performance obligations represents deferred revenue amounts that will be recognized as revenue in future periods. As of June 30, 2024, the deferred revenue balance related to certain medical and nursing qualifications with an original contract length greater than twelve months at Kaplan Supplemental Education was $6.6 million. Kaplan Supplemental Education expects to recognize 72% of this revenue over the next twelve months and the remainder thereafter.
Costs to Obtain a Contract. The following table presents changes in the Company’s costs to obtain a contract asset:

(in thousands)	Balance at Beginning of Period	Costs associated with new contracts	Less: Costs amortized during the period	Other	Balance at End of Period
2024	$41,634	$31,159	$(48,645)	$(712)	$23,436
The majority of other activity was related to currency translation adjustments for the six months ended June 30, 2024.
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

The following reflects the Company’s net (loss) income and share data used in the basic and diluted (loss) earnings per share computations using the two-class method:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands, except per share amounts)	2024	2023	2024	2023
Numerator:
Numerator for basic (loss) earnings per share:
Net (loss) income attributable to Graham Holdings Company common stockholders	$(21,040)	$122,788	$103,340	$175,060
Less: Dividends paid-common stock outstanding and unvested restricted shares	(7,574)	(7,722)	(22,926)	(23,534)
Undistributed (loss) earnings	(28,614)	115,066	80,414	151,526
Percent allocated to common stockholders (1)	100.00%	99.37%	99.32%	99.37%
	(28,614)	114,337	79,869	150,566
Add: Dividends paid-common stock outstanding	7,523	7,673	22,772	23,388
Numerator for basic (loss) earnings per share	$(21,091)	$122,010	$102,641	$173,954
Add: Additional undistributed earnings due to dilutive stock options	—	2	3	3
Numerator for diluted (loss) earnings per share	$(21,091)	$122,012	$102,644	$173,957
Denominator:
Denominator for basic (loss) earnings per share:
Weighted average shares outstanding	4,401	4,700	4,416	4,729
Add: Effect of dilutive stock options	—	13	26	15
Denominator for diluted (loss) earnings per share	4,401	4,713	4,442	4,744
Graham Holdings Company Common Stockholders:
Basic (loss) earnings per share	$(4.79)	$25.96	$23.24	$36.78
Diluted (loss) earnings per share	$(4.79)	$25.89	$23.11	$36.67
____________
(Loss) earnings per share amounts may not recalculate due to rounding.
(1)    Percent of undistributed losses allocated to common stockholders is 100% in the three months ended June 30, 2024 as participating securities are not contractually obligated to share in losses.
Diluted (loss) earnings per share excludes the following weighted average potential common shares, as the effect would be antidilutive, as computed under the treasury stock method:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2024	2023	2024	2023
Weighted average restricted stock	20	10	19	10
Weighted average stock options	27	—	—	—
The diluted (loss) earnings per share amounts for the three and six months ended June 30, 2024 exclude the effects of 27,742 stock options and contingently issuable shares as their inclusion would have been antidilutive due to a market condition. The diluted earnings per share amounts for the three and six months ended June 30, 2023 exclude the effects of 105,000 stock options and contingently issuable shares outstanding as their inclusion would have been antidilutive due to a market condition.
In the three and six months ended June 30, 2024, the Company declared regular dividends totaling $1.72 and $5.16 per common share, respectively. In the three and six months ended June 30, 2023, the Company declared regular dividends totaling $1.65 and $4.95 per common share, respectively.

11. PENSION AND POSTRETIREMENT PLANS
Defined Benefit Plans. The total benefit arising from the Company’s defined benefit pension plans consists of the following components:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2024	2023	2024	2023
Service cost	$14,071	$7,573	$28,105	$16,816
Interest cost	11,246	11,559	22,440	23,093
Expected return on assets	(41,239)	(38,085)	(82,929)	(76,423)
Amortization of prior service (credit) cost	(482)	412	(976)	822
Recognized actuarial gain	(11,263)	(9,888)	(23,781)	(20,028)
Net Periodic Benefit	(27,667)	(28,429)	(57,141)	(55,720)
Early retirement program and special separation benefit expense	16,410	5,517	16,828	9,646
Total Benefit	$(11,257)	$(22,912)	$(40,313)	$(46,074)
In the second quarter of 2024, the Company recorded $14.8 million in expenses related to a Voluntary Retirement Incentive Program (VRIP) for certain Graham Media Group and Corporate employees, which will be funded from the assets of the Company’s pension plan. Also in the second quarter of 2024, the Company recorded $1.6 million in expenses related to Separation Incentive Programs (SIPs) for certain Framebridge and Code3 employees, which will be funded from the assets of the Company’s pension plan. In the first quarter of 2024, the Company recorded $0.4 million in expenses related to a SIP for certain Framebridge employees, which was funded from the assets of the Company’s pension plans.
In the second quarter of 2023, the Company recorded $5.5 million in expenses related to SIPs for certain Kaplan, Graham Media Group, Leaf Group, Code3 and Pinna employees, which was funded from the assets of the Company’s pension plans. In the first quarter of 2023, the Company recorded $4.1 million in expenses related to SIPs for certain Leaf and Code3 employees, which was funded from the assets of the Company’s pension plans.
The total cost arising from the Company’s Supplemental Executive Retirement Plan (SERP) consists of the following components:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2024	2023	2024	2023
Service cost	$288	$148	$575	$296
Interest cost	1,129	1,165	2,257	2,330
Net Periodic Cost	$1,417	$1,313	$2,832	$2,626
Defined Benefit Plan Assets. The Company’s defined benefit pension obligations are funded by a portfolio made up of private investment funds, a U.S. stock index fund, and a relatively small number of stocks and high-quality fixed-income securities that are held by a third-party trustee. The assets of the Company’s pension plans were allocated as follows:

	As of
	June 30, 2024	December 31, 2023

U.S. equities	56%	59%
U.S. fixed income	18%	7%
Private investment funds	15%	17%
International equities	11%	14%
U.S. stock index fund	—%	3%
	100%	100%
The Company manages approximately 48% of the pension assets internally, of which the majority is invested in private investment funds with the remaining investments in Berkshire Hathaway and Markel stock, and short-term fixed-income securities. The remaining 52% of plan assets are managed by two investment companies. The goal of the investment managers is to produce moderate long-term growth in the value of these assets, while protecting them against large decreases in value. Both investment managers may invest in a combination of equity and fixed-income securities and cash. The managers are not permitted to invest in securities of the Company or in alternative investments. One investment manager cannot invest more than 15% of the assets at the time of purchase in the stock of Alphabet and Berkshire Hathaway, and no more than 35% of the assets it manages in specified international exchanges at the time the investment is made. The other investment manager cannot invest more than 20% of the assets at the time of purchase in the stock of Berkshire Hathaway, and no more than 15% of the assets it manages in specified international exchanges at the time the investment is made, and no less than 5% of the assets could be invested in fixed-income securities. Excluding the exceptions noted above, the investment managers cannot invest more than 10% of the assets in the securities of any other single issuer, except for obligations of the U.S. Government, without receiving prior approval from the Plan administrator.
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
The Company evaluated its defined benefit pension plan asset portfolio for the existence of significant concentrations (defined as greater than 10% of plan assets) of credit risk as of June 30, 2024. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country and individual fund. At June 30, 2024, the pension plan held investments in one common stock, one private investment fund, and one U.S. Treasury securities fund that exceeded 10% of total plan assets, valued at $1,602.3 million, or approximately 49% of total plan assets. At December 31, 2023, the pension plan held investments in one common stock and one private investment fund that exceeded 10% of total plan assets, valued at $1,011.1 million, or approximately 34% of total plan assets. Assets also included $91.4 million and $82.4 million of Markel shares at June 30, 2024 and December 31, 2023, respectively.
Other Postretirement Plans. The total benefit arising from the Company’s other postretirement plans consists of the following components:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2024	2023	2024	2023
Interest cost	$14	$52	$28	$74
Amortization of prior service credit	—	(1)	—	(2)
Recognized actuarial gain	(470)	(546)	(939)	(1,172)
Net Periodic Benefit	$(456)	$(495)	$(911)	$(1,100)
12. OTHER NON-OPERATING INCOME
A summary of non-operating income is as follows:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2024	2023	2024	2023
Gain on sale of businesses	$3,483	$12,232	$4,358	$13,232
Foreign currency (loss) gain, net	(1,700)	1,604	(1,083)	100
Impairment of cost method investments	(338)	—	(744)	—
Gain on sale of investment in affiliate	15	—	15	15
Gain on sale of cost method investments	—	46	6	831
Gain on cost method investments	—	1,273	—	3,104
Other gain, net	331	639	886	1,595
Total Other Non-Operating Income	$1,791	$15,794	$3,438	$18,877
The gain on cost method investments results from observable price changes in the fair value of the underlying equity securities accounted for under the cost method (see Notes 3 and 8).
During the six months ended June 30, 2024, the Company recorded contingent consideration gains of $0.9 million related to the disposition of Kaplan University (KU) in 2018. During the three and six months ended June 30, 2023, the Company recorded contingent consideration gains of $2.2 million and $3.2 million, respectively.
In the second quarter of 2024, the Company recorded a $3.5 million gain related to the sale of a small business by WGB, which included five websites (see Note 2).
In the second quarter of 2023, the Company recorded a $10.0 million gain related to the Pinna transaction (see Notes 2 and 3). The Company used a market approach to determine the fair value of the noncontrolling financial interest received in Realm in exchange for the Pinna business.

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The other comprehensive loss consists of the following components:

	Three Months Ended June 30
	2024			2023
	Before-Tax	Income	After-Tax	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$3,517	$—	$3,517	$2,384	$—	$2,384
Pension and other postretirement plans:
Amortization of net prior service (credit) cost included in net income	(482)	124	(358)	411	(106)	305
Amortization of net actuarial gain included in net income	(11,733)	3,004	(8,729)	(10,434)	2,684	(7,750)
	(12,215)	3,128	(9,087)	(10,023)	2,578	(7,445)
Cash flow hedges:
Gains for the period	346	(91)	255	1,188	(273)	915
Other Comprehensive Loss	$(8,352)	$3,037	$(5,315)	$(6,451)	$2,305	$(4,146)

	Six Months Ended June 30
	2024			2023
	Before-Tax	Income	After-Tax	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(9,767)	$—	$(9,767)	$11,378	$—	$11,378
Pension and other postretirement plans:
Amortization of net prior service (credit) cost included in net income	(976)	250	(726)	820	(211)	609
Amortization of net actuarial gain included in net income	(24,720)	6,329	(18,391)	(21,200)	5,453	(15,747)
	(25,696)	6,579	(19,117)	(20,380)	5,242	(15,138)
Cash flow hedges:
Gains for the period	1,457	(380)	1,077	258	(59)	199
Other Comprehensive Loss	$(34,006)	$6,199	$(27,807)	$(8,744)	$5,183	$(3,561)
The accumulated balances related to each component of other comprehensive income (loss) are as follows:

(in thousands, net of taxes)	Cumulative Foreign Currency Translation Adjustment	Unrealized Gain on Pensions and Other Postretirement Plans	Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance as of December 31, 2023	$(32,711)	$649,185	$(2,137)	$614,337
Other comprehensive (loss) income before reclassifications	(9,767)	—	1,322	(8,445)
Net amount reclassified from accumulated other comprehensive income (loss)	—	(19,117)	(245)	(19,362)
Net other comprehensive (loss) income	(9,767)	(19,117)	1,077	(27,807)
Balance as of June 30, 2024	$(42,478)	$630,068	$(1,060)	$586,530

The amounts and line items of reclassifications out of Accumulated Other Comprehensive Income (Loss) are as follows:

	Three Months Ended June 30		Six Months Ended June 30		Affected Line Item in the Condensed Consolidated Statements of Operations

(in thousands)	2024	2023	2024	2023
Pension and Other Postretirement Plans:
Amortization of net prior service (credit) cost	$(482)	$411	$(976)	$820	(1)
Amortization of net actuarial gain	(11,733)	(10,434)	(24,720)	(21,200)	(1)
	(12,215)	(10,023)	(25,696)	(20,380)	Before tax
	3,128	2,578	6,579	5,242	Provision for Income Taxes
	(9,087)	(7,445)	(19,117)	(15,138)	Net of Tax
Cash Flow Hedges	(120)	(235)	(245)	(409)	Interest expense
Total reclassification for the period	$(9,207)	$(7,680)	$(19,362)	$(15,547)	Net of Tax
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
As of June 30, 2024, Kaplan had a total outstanding accounts receivable balance of $114.0 million from Purdue Global related to amounts due for reimbursements for services, fees earned and a deferred fee. Included in this total, Kaplan has a $19.6 million long-term receivable balance due from Purdue Global at June 30, 2024, related to the advance of $20.0 million during the initial KU Transaction.
During the three and six months ended June 30, 2024, the automotive group recorded expense of $2.0 million and $4.0 million, respectively, for operating and management services provided by Christopher J. Ourisman and his team of industry professionals. During the three and six months ended June 30, 2023, the automotive group recorded expense of $1.8 million and $3.4 million, respectively, for these services.

The following tables summarize the financial information related to each of the Company’s business segments:

	Three Months Ended June 30		Six Months Ended June 30

(in thousands)	2024	2023	2024	2023
Operating Revenues
Education	$422,899	$402,227	$845,497	$780,268
Television broadcasting	115,478	118,829	228,536	231,706
Manufacturing	103,626	120,082	205,529	234,666
Healthcare	147,528	113,282	275,729	215,341
Automotive	308,814	260,672	612,654	493,233
Other businesses	86,991	90,449	170,289	182,457
Corporate office	575	850	1,151	850
Intersegment elimination	(631)	(1,392)	(1,443)	(1,976)
	$1,185,280	$1,104,999	$2,337,942	$2,136,545
Income (Loss) from Operations before Amortization of Intangible Assets and Impairment of Goodwill and Other Long-Lived Assets
Education	$38,149	$34,100	$71,710	$61,556
Television broadcasting	32,488	34,553	63,471	64,498
Manufacturing	6,913	16,314	13,102	28,504
Healthcare	13,335	9,259	20,062	13,149
Automotive	10,208	9,460	19,860	20,303
Other businesses	(24,100)	(21,118)	(50,383)	(49,024)
Corporate office	(14,737)	(11,209)	(29,373)	(25,282)
	$62,256	$71,359	$108,449	$113,704
Amortization of Intangible Assets and Impairment of Goodwill and Other Long-Lived Assets
Education	$2,872	$3,984	$5,846	$8,400
Television broadcasting	1,360	1,363	2,710	2,725
Manufacturing	2,648	4,332	5,768	9,194
Healthcare	598	882	1,234	1,836
Automotive	5	—	5	—
Other businesses	28,862	2,743	31,533	5,838
Corporate office	—	—	—	—
	$36,345	$13,304	$47,096	$27,993
Income (Loss) from Operations
Education	$35,277	$30,116	$65,864	$53,156
Television broadcasting	31,128	33,190	60,761	61,773
Manufacturing	4,265	11,982	7,334	19,310
Healthcare	12,737	8,377	18,828	11,313
Automotive	10,203	9,460	19,855	20,303
Other businesses	(52,962)	(23,861)	(81,916)	(54,862)
Corporate office	(14,737)	(11,209)	(29,373)	(25,282)
	$25,911	$58,055	$61,353	$85,711
Equity in Earnings (Losses) of Affiliates, Net	2,560	(6,115)	4,891	(1,454)
Interest Expense, Net	(89,272)	(10,226)	(106,422)	(23,316)
Non-Operating Pension and Postretirement Benefit Income, Net	24,655	29,815	67,072	61,660
Gain on Marketable Equity Securities, Net	19,628	78,648	123,780	96,670
Other Income, Net	1,791	15,794	3,438	18,877
(Loss) Income Before Income Taxes	$(14,727)	$165,971	$154,112	$238,148

	Three Months Ended June 30		Six Months Ended June 30

(in thousands)	2024	2023	2024	2023
Depreciation of Property, Plant and Equipment
Education	$8,855	$9,460	$18,160	$18,428
Television broadcasting	2,870	3,087	5,738	6,123
Manufacturing	2,694	2,287	5,409	4,569
Healthcare	1,683	1,287	3,277	2,391
Automotive	1,716	1,148	3,429	2,261
Other businesses	4,204	3,681	8,387	7,050
Corporate office	151	153	300	306
	$22,173	$21,103	$44,700	$41,128
Pension Service Cost
Education	$4,712	$2,256	$8,822	$4,454
Television broadcasting	1,416	805	3,055	1,665
Manufacturing	292	281	919	556
Healthcare	4,851	2,685	9,609	7,042
Automotive	42	5	57	10
Other businesses	1,674	613	3,614	1,185
Corporate office	1,084	928	2,029	1,904
	$14,071	$7,573	$28,105	$16,816
Capital Expenditures
Education	$5,138	$7,166	$12,657	$15,200
Television broadcasting	1,708	1,680	3,337	3,177
Manufacturing	2,608	4,805	8,268	10,591
Healthcare	2,890	3,446	4,826	5,153
Automotive	1,165	1,854	2,369	4,103
Other businesses	6,898	3,574	10,375	6,612
Corporate office	357	—	405	3
	$20,764	$22,525	$42,237	$44,839
Asset information for the Company’s business segments is as follows:

	As of
(in thousands)	June 30, 2024	December 31, 2023
Identifiable Assets
Education	$1,924,838	$2,021,471
Television broadcasting	413,786	419,557
Manufacturing	420,789	431,712
Healthcare	293,406	265,150
Automotive	616,260	597,267
Other businesses	333,875	368,542
Corporate office	102,959	93,760
	$4,105,913	$4,197,459
Investments in Marketable Equity Securities	813,444	690,153
Investments in Affiliates	185,500	186,480
Prepaid Pension Cost	2,129,196	2,113,638
Total Assets	$7,234,053	$7,187,730

The Company’s education division comprises the following operating segments:

	Three Months Ended June 30		Six Months Ended June 30

(in thousands)	2024	2023	2024	2023
Operating Revenues
Kaplan international	$267,026	$237,663	$536,824	$464,739
Higher education	81,041	90,291	161,163	168,632
Supplemental education	73,133	74,616	145,255	148,203
Kaplan corporate and other	2,993	2,887	5,581	5,259
Intersegment elimination	(1,294)	(3,230)	(3,326)	(6,565)
	$422,899	$402,227	$845,497	$780,268
Income (Loss) from Operations before Amortization of Intangible Assets and Impairment of Long-Lived Assets
Kaplan international	$25,824	$20,751	$57,136	$42,052
Higher education	14,354	17,795	19,873	24,878
Supplemental education	5,672	3,512	10,252	7,263
Kaplan corporate and other	(8,055)	(7,824)	(15,640)	(12,662)
Intersegment elimination	354	(134)	89	25
	$38,149	$34,100	$71,710	$61,556
Amortization of Intangible Assets	$2,872	$3,984	$5,846	$7,923
Impairment of Long-Lived Assets	$—	$—	$—	$477
Income (Loss) from Operations
Kaplan international	$25,824	$20,751	$57,136	$42,052
Higher education	14,354	17,795	19,873	24,878
Supplemental education	5,672	3,512	10,252	7,263
Kaplan corporate and other	(10,927)	(11,808)	(21,486)	(21,062)
Intersegment elimination	354	(134)	89	25
	$35,277	$30,116	$65,864	$53,156
Depreciation of Property, Plant and Equipment
Kaplan international	$7,177	$6,903	$14,533	$13,233
Higher education	799	1,071	1,702	2,173
Supplemental education	857	1,461	1,876	2,970
Kaplan corporate and other	22	25	49	52
	$8,855	$9,460	$18,160	$18,428
Pension Service Cost
Kaplan international	$166	$81	$329	$161
Higher education	2,045	923	3,826	1,845
Supplemental education	2,094	1,023	3,912	2,047
Kaplan corporate and other	407	229	755	401
	$4,712	$2,256	$8,822	$4,454
Capital Expenditures
Kaplan international	$4,503	$6,161	$11,520	$13,302
Higher education	174	566	233	638
Supplemental education	461	417	904	1,238
Kaplan corporate and other	—	22	—	22
	$5,138	$7,166	$12,657	$15,200
Asset information for the Company’s education division is as follows:

	As of
(in thousands)	June 30, 2024	December 31, 2023
Identifiable Assets
Kaplan international	$1,440,409	$1,537,989
Higher education	205,601	187,972
Supplemental education	231,916	249,519
Kaplan corporate and other	46,912	45,991
	$1,924,838	$2,021,471

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.
This analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto.
Results of Operations
The Company reported a net loss attributable to common shares of $21.0 million ($4.79 per share) for the second quarter of 2024, compared to income of $122.8 million ($25.89 per share) for the second quarter of 2023.
Items included in the Company’s net loss for the second quarter of 2024:
•$26.3 million in goodwill and intangible asset impairment charges at World of Good Brands (WGB) (after tax impact of $20.6 million, or $4.62 per share);
•$16.4 million in non-operating expenses related to a Voluntary Retirement Incentive Program (VRIP) at the television broadcasting division and the corporate office, and Separation Incentive Programs (SIPs) at other businesses (after tax-impact of $12.2 million, or $2.74 per share);
•$73.5 million in interest expense to adjust the fair value of the mandatorily redeemable noncontrolling interest (after-tax impact of $61.4 million, or $13.77 per share);
•$19.6 million in net gains on marketable equity securities (after-tax impact of $14.6 million, or $3.28 per share);
•$1.1 million in net losses of affiliates whose operations are not managed by the Company (after-tax impact of $0.8 million, or $0.19 per share);
•a non-operating gain of $3.5 million from the sale of certain WGB websites (after-tax impact of $2.7 million, or $0.61 per share); and
•non-operating loss of $0.3 million from the impairment of a cost method investment (after-tax impact of $0.3 million, or $0.06 per share).
Items included in the Company’s net income for the second quarter of 2023:
•a $4.8 million net credit related to a fair value change in contingent consideration from prior acquisitions (after-tax impact of $4.7 million, or $0.98 per share);
•$5.5 million in expenses related to non-operating SIPs at other businesses and the education and television broadcasting divisions (after-tax impact of $4.1 million, or $0.86 per share);
•a $1.2 million credit to interest expense to adjust the fair value of the mandatorily redeemable noncontrolling interest (after-tax impact of $1.2 million, or $0.24 per share);
•$78.6 million in net gains on marketable equity securities (after-tax impact of $57.9 million, or $12.22 per share);
•$8.6 million in net losses of affiliates whose operations are not managed by the Company (after-tax impact of $6.4 million, or $1.34 per share);
•a non-operating gain of $10.0 million on the sale of Pinna (after-tax impact of $7.4 million, or $1.56 per share); and
•non-operating gain of $1.3 million from the write-up and sale of cost method investments (after-tax impact of $1.0 million, or $0.21 per share).
Revenue for the second quarter of 2024 was $1,185.3 million, up 7% from $1,105.0 million in the second quarter of 2023. Revenues increased at education, healthcare and automotive, partially offset by declines at television broadcasting, manufacturing and other businesses. The Company reported operating income of $25.9 million for the second quarter of 2024, compared to $58.1 million for the second quarter of 2023. The decrease in operating results is due to goodwill and intangible asset impairment charges at WGB and declines at television broadcasting, manufacturing and other businesses, partially offset by increases at education, healthcare and automotive.
For the first six months of 2024, the Company recorded net income attributable to common shares of $103.3 million ($23.11 per share), compared to $175.1 million ($36.67 per share) for the first six months of 2023.

Items included in the Company’s net income for the first six months of 2024:
•$26.3 million in goodwill and intangible asset impairment charges at WGB (after tax impact of $20.6 million, or $4.60 per share);
•$16.8 million in non-operating expenses related to a VRIP at the television broadcasting division and the corporate office, and SIPs at other businesses (after tax-impact of $12.5 million, or $2.80 per share);
•$75.4 million in interest expense to adjust the fair value of the mandatorily redeemable noncontrolling interest (after-tax impact of $63.2 million, or $14.13 per share);
•$123.8 million in net gains on marketable equity securities (after-tax impact of $92.1 million, or $20.59 per share);
•$2.6 million in net losses of affiliates whose operations are not managed by the Company (after-tax impact of $1.9 million, or $0.43 per share);
•a non-operating gain of $3.5 million from the sale of certain WGB websites (after-tax impact of $2.7 million, or $0.61 per share); and
•non-operating loss of $0.7 million from the impairment of cost method investments (after-tax impact of $0.6 million, or $0.12 per share).
Items included in the Company’s net income for the first six months of 2023:
•a $4.7 million net credit related to a fair value change in contingent consideration from prior acquisitions (after-tax impact of $4.5 million, or $0.95 per share);
•$9.6 million in expenses related to non-operating SIPs at other businesses and the education and television broadcasting divisions (after-tax impact of $7.2 million, or $1.50 per share);
•$0.3 million in interest expense to adjust the fair value of the mandatorily redeemable noncontrolling interest (after-tax impact of $0.2 million, or $0.05 per share);
•$96.7 million in net gains on marketable equity securities (after-tax impact of $71.2 million, or $14.92 per share);
•$6.8 million in net losses of affiliates whose operations are not managed by the Company (after-tax impact of $5.0 million, or $1.05 per share);
•a non-operating gain of $10.0 million on the sale of Pinna (after-tax impact of $7.4 million, or $1.55 per share); and
•non-operating gain of $3.9 million from the write-up and sales of cost method investments (after-tax impact of $2.9 million, or $0.61 per share).
Revenue for the first six months of 2024 was $2,337.9 million, up 9% from $2,136.5 million in the first six months of 2023. Revenues increased at education, healthcare and automotive, partially offset by declines at television broadcasting, manufacturing and other businesses. The Company recorded operated income of $61.4 million for the first six months of 2024, compared to $85.7 million for the first six months of 2023. The decrease in operating results is due to goodwill and intangible asset impairment charges at WGB and declines at television broadcasting, manufacturing, automotive and other businesses, partially offset by increases at education and healthcare.
Division Results
Education
Education division revenue totaled $422.9 million for the second quarter of 2024, up 5% from $402.2 million for the same period of 2023. Kaplan reported operating income of $35.3 million for the second quarter of 2024, compared to $30.1 million for the second quarter of 2023.
For the first six months of 2024, education division revenue totaled $845.5 million, up 8% from $780.3 million for the same period of 2023. Kaplan reported operating income of $65.9 million for the first six months of 2024, compared to $53.2 million for the first six months of 2023.

A summary of Kaplan’s operating results is as follows:

	Three Months Ended			Six Months Ended
	June 30			June 30
(in thousands)	2024	2023	% Change	2024	2023	% Change
Revenue
Kaplan international	$267,026	$237,663	12	$536,824	$464,739	16
Higher education	81,041	90,291	(10)	161,163	168,632	(4)
Supplemental education	73,133	74,616	(2)	145,255	148,203	(2)
Kaplan corporate and other	2,993	2,887	4	5,581	5,259	6
Intersegment elimination	(1,294)	(3,230)	—	(3,326)	(6,565)	—
	$422,899	$402,227	5	$845,497	$780,268	8
Operating Income (Loss)
Kaplan international	$25,824	$20,751	24	$57,136	$42,052	36
Higher education	14,354	17,795	(19)	19,873	24,878	(20)
Supplemental education	5,672	3,512	62	10,252	7,263	41
Kaplan corporate and other	(8,055)	(7,824)	(3)	(15,640)	(12,662)	(24)
Amortization of intangible assets	(2,872)	(3,984)	28	(5,846)	(7,923)	26
Impairment of long-lived assets	—	—	—	—	(477)	—
Intersegment elimination	354	(134)	—	89	25	—
	$35,277	$30,116	17	$65,864	$53,156	24
Kaplan International includes postsecondary education, professional training and language training businesses largely outside the United States (U.S.). Kaplan International revenue increased 12% and 16% for the second quarter and first six months of 2024, respectively (12% and 14%, respectively, on a constant currency basis). The increase is due largely to growth at Pathways, Australia, UK Professional and Singapore. Kaplan International reported operating income of $25.8 million in the second quarter of 2024, compared to $20.8 million in the second quarter of 2023. The increase is due largely to improved results at Australia, UK Professional and Pathways. Operating income increased to $57.1 million in the first six months of 2024, compared to $42.1 million in the first six months of 2023. The increase is due largely to improved results at Australia, UK Professional, Pathways and Singapore, partially offset by a decline at Languages.
Higher Education includes the results of Kaplan as a service provider to higher education institutions. Higher Education revenue declined 10% and 4% for the second quarter and first six months of 2024, respectively, due primarily to a decrease in the Purdue Global fee recorded and reduced reimbursable expenses. The lower Purdue Global fee recorded was primarily due to timing of academic term starts. Enrollments at Purdue Global, the largest institutional client, increased 3% for the first half of 2024 compared to the first half of 2023. For the second quarter and first six months of 2024 and 2023, Kaplan recorded a portion of the fee from Purdue Global. The Company will continue to assess the fee it records from Purdue Global on a quarterly basis to make a determination as to whether to record all or part of the fee in the future and whether to adjust fee amounts recognized in earlier periods. Higher Education operating results declined in the second quarter and first six months of 2024 due to a lower Purdue Global fee recorded compared to the second quarter and first six months of 2023 and an increase in higher education development costs.
Supplemental Education includes Kaplan’s standardized test preparation programs and domestic professional and other continuing education businesses. Supplemental Education revenue declined 2% for the second quarter and first six months of 2024, driven mostly by softness in Medical Licensure test preparation and publishing activities and Real Estate, offset in part by growth in Insurance, CFA, Architecture and Engineering and MCAT test preparation. Operating results improved in the second quarter and first six months of 2024 due to cost reductions from lower headcount, partially offset by lower revenues.
Kaplan corporate and other represents unallocated expenses of Kaplan, Inc.’s corporate office, other minor businesses and certain shared activities. Kaplan corporate and other expenses increased in the second quarter and first six months of 2024, largely due to increased employee benefit and incentive compensation costs.
Television Broadcasting
A summary of television broadcasting’s operating results is as follows:

	Three Months Ended			Six Months Ended
	June 30			June 30
(in thousands)	2024	2023	% Change	2024	2023	% Change
Revenue	$115,478	$118,829	(3)	$228,536	$231,706	(1)
Operating Income	31,128	33,190	(6)	60,761	61,773	(2)

Graham Media Group, Inc. owns seven television stations located in Houston, TX; Detroit, MI; Orlando, FL; San Antonio, TX; Jacksonville, FL; and Roanoke, VA, as well as SocialNewsDesk, a provider of social media management tools designed to connect newsrooms with their users. Revenue at the television broadcasting division decreased 3% to $115.5 million in the second quarter of 2024, from $118.8 million in the same period of 2023. The revenue decline is due to a $2.7 million decrease in retransmission revenue and declines in local and digital advertising revenues, partially offset by a $4.8 million increase in political advertising revenue. Operating income for the second quarter of 2024 was down 6% to $31.1 million, from $33.2 million in the same period of 2023, due to lower revenues and increased pension expense, partially offset by lower network fees.
Revenue at the television broadcasting division was down 1% to $228.5 million in the first six months of 2024, from $231.7 million in the same period of 2023. The revenue decline is due to a $2.7 million decrease in retransmission revenue and a decline in local advertising revenue, partially offset by a $6.2 million increase in political advertising revenue; digital advertising revenue was flat in the first six months of 2024. Operating income for the first six months of 2024 was down 2% to $60.8 million, from $61.8 million in the same period of 2023, due to modestly lower revenues and increased pension expense, partially offset by lower network fees and lower overall costs. While per subscriber rates from cable, satellite and OTT providers have grown, overall cable and satellite subscribers are down due to cord cutting, resulting in retransmission revenue net of network fees in 2024 expected to decline compared with 2023, and this trend is expected to continue.
In the second quarter of 2024, the Company offered a VRIP to certain employees at the television broadcasting division. The early retirement program expense for this program will be funded by the assets of the Company’s pension plan; $14.3 million in related non-operating pension expense was recorded in the second quarter of 2024.
Manufacturing
A summary of manufacturing’s operating results is as follows:

	Three Months Ended			Six Months Ended
	June 30			June 30
(in thousands)	2024	2023	% Change	2024	2023	% Change
Revenue	$103,626	$120,082	(14)	$205,529	$234,666	(12)
Operating Income	4,265	11,982	(64)	7,334	19,310	(62)
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
Manufacturing revenues decreased 14% and 12% in the second quarter and first six months of 2024, respectively. The revenue decline in the second quarter of 2024 is due to lower revenues at Hoover, Forney and Joyce, partially offset by a modest increase in revenues at Dekko. The revenue decline in the first six months of 2024 is due to lower revenues at all of the manufacturing businesses. The revenue decline at Hoover is due largely to a decrease in volumes and overall product demand, particularly for multi-family housing. Revenues declined at Dekko due to lower product demand. Overall, Hoover results included wood gains on inventory sales in the first half of 2024 and 2023, with gains in the first half of 2024 lower than the prior year. For the second quarter of 2024, Hoover results included modest wood losses on inventory sales compared with wood gains on inventory sales in the second quarter of 2023. Manufacturing operating results were down in the second quarter and first six months 2024 due largely to significant declines at Hoover and Dekko, along with declines at Joyce and Forney.
Healthcare
A summary of healthcare’s operating results is as follows:

	Three Months Ended			Six Months Ended
	June 30			June 30
(in thousands)	2024	2023	% Change	2024	2023	% Change
Revenue	$147,528	$113,282	30	$275,729	$215,341	28
Operating Income	12,737	8,377	52	18,828	11,313	66
Graham Healthcare Group (GHG) provides home health and hospice services in seven states. GHG also provides nursing care and prescription services for patients receiving in-home infusion treatments through its 86.7% interest in CSI Pharmacy Holding Company, LLC (CSI), and other healthcare services. Healthcare revenues increased 30% and 28% for the second quarter and first six months of 2024, respectively, due largely to significant growth at CSI from an expansion of infusion treatment offerings and patient service areas; revenues also grew in home health and hospice services and at the other healthcare businesses. The increase in GHG operating results in the second quarter and first six months of 2024 is due to substantially higher operating results at CSI from significant revenue growth, along with improved results at home health, partially offset by a decline in hospice results and increased pension expense. In January 2022, GHC implemented a pension credit retention program offering a pension credit up to $50,000 per employee, cliff vested after three years of continuous employment for certain existing employees and new employees. Effective April 1, 2024, this program is no longer being offered to new employees.
The Company also holds interests in four home health and hospice joint ventures managed by GHG, whose results are included in equity in earnings of affiliates in the Company’s Condensed Consolidated Statements of Operations. The Company recorded equity in earnings of $3.4 million and $2.3 million for the second quarter of 2024 and 2023, respectively, from these joint ventures. The Company recorded equity in earnings of $6.8 million and $5.0 million for the first six months of 2024 and 2023, respectively.
Automotive
A summary of automotive’s operating results is as follows:

	Three Months Ended			Six Months Ended
	June 30			June 30
(in thousands)	2024	2023	% Change	2024	2023	% Change
Revenue	$308,814	$260,672	18	$612,654	$493,233	24
Operating Income	10,203	9,460	8	19,855	20,303	(2)
Automotive includes eight automotive dealerships in the Washington, DC metropolitan area and Richmond, VA: Ourisman Lexus of Rockville, Ourisman Honda of Tysons Corner, Ourisman Jeep Bethesda, Ourisman Ford of Manassas, Toyota of Woodbridge, Ourisman Chrysler-Dodge-Jeep-Ram (CDJR) of Woodbridge and Ourisman Toyota of Richmond, which was acquired on September 27, 2023 from McGeorge Toyota. The automotive group was awarded a Kia Open Point dealership in Bethesda, MD, which commenced operations at the end of December 2023. Christopher J. Ourisman, a member of the Ourisman Automotive Group family of dealerships, and his team of industry professionals operate and manage the dealerships; the Company holds a 90% stake.
Revenues for the second quarter of 2024 increased 18% due largely to the Toyota of Richmond acquisition and the addition of the Kia dealership, as well as sales growth for new vehicles and for services and parts, partially offset by a decline in used vehicle sales. Revenues for the first six months of 2024 increased 24% due largely to the Toyota of Richmond acquisition and the addition of the Kia dealership, as well as sales growth for new and used vehicles and for services and parts. Operating results increased for the second quarter of 2024 due largely to earnings from the Toyota of Richmond acquisition and higher overall gross margins on services and parts, partially offset by lower overall gross margins on new and used vehicles. Operating results declined modestly for first six months of 2024 due largely to lower overall gross margins on new and used vehicles, partially offset by earnings from the Toyota of Richmond acquisition and higher overall gross margins on services and parts.
Other Businesses
A summary of revenue by category for other businesses:

	Three Months Ended			Six Months Ended
	June 30		%	June 30		%
(in thousands)	2024	2023	Change	2024	2023	Change
Operating Revenues
Retail (1)	$26,573	$29,373	(10)	$52,610	$61,770	(15)
Media (2)	22,948	25,283	(9)	46,044	50,686	(9)
Specialty (3)	37,470	35,793	5	71,635	70,001	2
	$86,991	$90,449	(4)	$170,289	$182,457	(7)
____________

(1)	Includes Society6 and Saatchi Art (formerly Leaf Marketplace) and Framebridge
(2)	Includes World of Good Brands (formerly Leaf Media), Code3, Slate, Foreign Policy, Pinna and City Cast
(3)	Includes Clyde’s Restaurant Group, Decile and Supporting Cast
Overall, revenue from other businesses declined 4% and 7% in the second quarter and first six months of 2024, respectively. Retail revenue declined in the first half of 2024 largely due to lower revenue at Society6, partially offset by revenue growth at Saatchi Art and Framebridge. Media revenue declined in the first half of 2024 due to lower revenue at WGB and Code3, partially offset by revenue growth at Slate and City Cast. Specialty revenue increased modestly in the first half of 2024 due to revenue growth at Clyde’s Restaurant Group (CRG), Decile and Supporting

Cast. Excluding the former Leaf businesses, revenue from other businesses grew in the second quarter and first six months of 2024.
Overall, operating results at other businesses declined significantly in the first six months of 2024 due to $26.3 million in goodwill and intangible asset impairment charges at WGB and increased pension expense. Excluding these impairment charges and increased pension expense, operating results at other businesses improved modestly in the first half of 2024.
Leaf Group
On June 14, 2021, the Company acquired Leaf Group Ltd. (Leaf), a consumer internet company headquartered in Santa Monica, CA, that builds enduring, creator-driven brands that reach passionate audiences in large and growing lifestyle categories, including fitness and wellness (Well+Good and Livestrong.com), and home, art and design (Saatchi Art and Society6).
In the second quarter of 2023, the Company restructured Leaf into three stand-alone businesses: Society6 (formerly included in Leaf Marketplace), Saatchi Art (formerly included in Leaf Marketplace) and WGB (formerly Leaf Media). The transition process for this restructuring involves various cost reduction initiatives, including elimination of shared services costs and functions; transitioning financial and human resources systems; and rationalizing physical facilities and data centers. In the first and second quarters of 2023, Leaf implemented a SIP to reduce the number of employees, which was funded by the assets of the Company’s pension plan; $2.9 million and $3.9 million in related non-operating pension expense was recorded in the first and second quarters of 2023, respectively. Each of Society6, Saatchi Art and WGB has continued with the transition and cost reduction process, which was largely complete at the end of the second quarter of 2024.
Revenues at Society6 and WGB declined substantially in the second quarter and first six months of 2024. Revenue declines at Society6 are due to declines in traffic, largely driven by a significant decrease in advertising spend, as well as softer demand in the home decor category. Revenue declines at WGB are due to reduced traffic and the soft digital advertising market for programmatic. Revenues at Saatchi Art grew in the second quarter and first six months of 2024. Overall, the Leaf businesses reported significant operating losses in each of the second quarters and first six months of 2024 and 2023.
In the second quarter of 2024, the Company recorded $26.3 million in goodwill and intangible asset impairment charges at WGB, resulting from continued sustained weakness in digital advertising demand. Excluding impairment charges, losses increased modestly at the Leaf businesses in the second quarter and first six months of 2024.
Clyde’s Restaurant Group
CRG owns and operates 13 restaurants and entertainment venues in the Washington, DC metropolitan area, including Old Ebbitt Grill and The Hamilton. Revenue increased in the second quarter and first six months of 2024 due to overall higher guest traffic and modest price increases. Operating results were flat in the second quarter of 2024 and declined in the first six months of 2024. Excluding pre-opening expenses incurred for new restaurants, operating results improved for the second quarter and first six months of 2024. CRG reported an operating profit in each of the second quarters and first six months of 2024 and 2023.
CRG opened a new restaurant in Baltimore, MD in July 2024 and plans to open new restaurants in Washington, DC and Reston, VA in late 2024 and late 2025, respectively.
Framebridge
Framebridge is a custom framing service company, headquartered in Washington, DC, with 23 retail locations, and two manufacturing facilities in Kentucky and New Jersey. In the second quarter of 2024, Framebridge opened one new retail store in Austin, TX. Framebridge plans to open additional stores in the second half of 2024 and continues to actively explore other opportunities for further store expansion.
Revenues increased modestly in the second quarter and first six months of 2024 due to an increase in retail revenue from same-store sales growth and operating additional retail stores compared to the same periods in 2023. Framebridge is an investment stage business and reported significant operating losses in the first six months of 2024 and 2023, with increased losses in the first six months of 2024.
In the first and second quarters of 2024, Framebridge implemented a SIP, which will be funded by the assets of the Company’s pension plan; $0.4 million and $1.0 million in related non-operating pension expense was recorded in the first and second quarters of 2024, respectively.

Other
Other businesses also include Code3, a performance marketing agency focused on driving performance for brands though three core elements of digital success: media, creative and commerce; Slate and Foreign Policy, which publish online and print magazines and websites; and three investment stage businesses, Decile, City Cast and Supporting Cast. Slate, Supporting Cast, City Cast and Decile reported revenue growth in the first six months of 2024, while Code3 reported a revenue decline. Losses from City Cast, Decile, Code3, Foreign Policy and Supporting Cast in the first six months of 2024 adversely affected operating results, while Slate reported an operating profit during this period.
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
In the second quarter of 2024, Code3 implemented a SIP to reduce the number of employees, which will be funded by the assets of the Company’s pension plan; $0.6 million in related non-operating pension expense was recorded in the second quarter of 2024. In the first and second quarters of 2023, Code3 implemented a SIP to reduce the number of employees, which was funded by the assets of the Company’s pension plan; $1.2 million and $0.6 million in related non-operating pension expense was recorded in the first and second quarters of 2023.
Corporate Office
Corporate office includes the expenses of the Company’s corporate office and certain continuing obligations related to prior business dispositions. Corporate office expenses in the first half of 2023 benefited from a $4.2 million net credit related to a fair value change in contingent consideration from a prior acquisition.
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
Equity in Earnings (Losses) of Affiliates
At June 30, 2024, the Company held an approximate 18% interest in Intersection Holdings, LLC (Intersection), a company that provides digital marketing and advertising services and products for cities, transit systems, airports, and other public and private spaces; a 49.9% interest on a fully diluted basis in N2K Networks, a cybersecurity workforce intelligence company; and a 42.2% interest on a fully diluted basis in Realm. The Company also holds interests in several other affiliates, including a number of home health and hospice joint ventures managed by GHG and two joint ventures managed by Kaplan. Overall, the Company recorded equity in earnings of affiliates of $2.6 million for the second quarter of 2024, compared to losses of $6.1 million for the second quarter of 2023. These amounts include $1.1 million and $8.6 million in net losses for the second quarter of 2024 and 2023, respectively, from affiliates whose operations are not managed by the Company.
The Company recorded equity in earnings of affiliates of $4.9 million for the first six months of 2024, compared to losses of $1.5 million for the first six months of 2023. These amounts include $2.6 million and $6.8 million in net losses for the first six months of 2024 and 2023, respectively, from affiliates whose operations are not managed by the Company.
Net Interest Expense and Related Balances
The Company incurred net interest expense of $89.3 million and $106.4 million for the second quarter and first six months of 2024, respectively, compared to $10.2 million and $23.3 million for the second quarter and first six months of 2023, respectively.
The Company recorded interest expense of $73.5 million and $75.4 million in the second quarter and first six months of 2024, respectively, to adjust the fair value of the mandatorily redeemable noncontrolling interest at GHG. The significant adjustment recorded in the first half of 2024 is largely related to a substantial increase in the estimated fair value of CSI. The Company recorded a credit to interest expense of $1.2 million in the second quarter of 2023 and interest expense of $0.3 million in the first six months of 2023, respectively, to adjust the fair value of the mandatorily redeemable noncontrolling interest at GHG.

Excluding these adjustments, the increase in net interest expense relates primarily to higher debt balances, higher interest rates on the Company’s variable debt, and increased floor plan interest expense.
At June 30, 2024, the Company had $834.8 million in borrowings outstanding at an average interest rate of 6.4%, and cash, marketable equity securities and other investments of $1,009.6 million. At June 30, 2024, the Company had $132.2 million outstanding on its $300 million revolving credit facility.
Non-operating Pension and Postretirement Benefit Income, net
The Company recorded net non-operating pension and postretirement benefit income of $24.7 million and $67.1 million for the second quarter and first six months of 2024, respectively, compared to $29.8 million and $61.7 million for the second quarter and first six months of 2023, respectively.
In the second quarter of 2024, the Company recorded $14.8 million in expenses related to a VRIP at the television broadcasting division and the corporate office and $1.6 million in expenses related to non-operating SIPs at other businesses. In the first quarter of 2024, the Company recorded $0.4 million in expenses related to a non-operating SIP at other businesses.
In the second quarter of 2023, the Company recorded $5.5 million in expenses related to non-operating SIPs at other businesses and the education and television broadcasting divisions. In the first quarter of 2023, the Company recorded $4.1 million in expenses related to non-operating SIPs at other businesses.
Gain on Marketable Equity Securities, net
Overall, the Company recognized $19.6 million and $123.8 million in net gains on marketable equity securities in the second quarter and first six months of 2024, respectively, compared to $78.6 million and $96.7 million in net gains on marketable equity securities in the second quarter and first six months of 2023, respectively.
Other Non-Operating Income
The Company recorded total other non-operating income, net, of $1.8 million for the second quarter of 2024, compared to $15.8 million for the second quarter of 2023. The 2024 amounts included a gain of $3.5 million on the sale of certain WGB websites, and other items; partially offset by $1.7 million in foreign currency losses and a $0.3 million impairment on a cost method investment. The 2023 amounts included a non-cash gain of $10.0 million on the sale of Pinna; $2.2 million in gains related to the sale of businesses and contingent consideration; $1.6 million in foreign currency gains; a $1.3 million fair value increase on a cost method investment, and other items.
The Company recorded total other non-operating income, net, of $3.4 million for the first six months of 2024, compared to $18.9 million for the first six months of 2023. The 2024 amounts included a gain of $3.5 million on the sale of certain WGB websites; $0.9 million in gains related to the sale of businesses and contingent consideration, and other items; partially offset by $1.1 million in foreign currency losses and a $0.7 million impairment on cost method investments. The 2023 amounts included a non-cash gain of $10.0 million on the sale of Pinna; $3.2 million in gains related to the sale of businesses and contingent consideration; a $3.1 million fair value increase on cost method investments; a $0.8 million gain on sales of cost method investments; $0.1 million in foreign currency gains, and other items.
Provision for Income Taxes
The Company’s effective tax rate for the first six months of 2024 and 2023 was 30.9% and 25.6%, respectively. The Company’s effective tax rate for the first six months of 2024 is based on the estimated full year 2024 effective tax rate, which includes the adverse impact of the permanent differences related to the interest expense recorded to adjust the fair value of the mandatorily redeemable noncontrolling interest at GHG and goodwill and intangible asset impairment charges.
(Loss) Earnings Per Share
The calculation of diluted (loss) earnings per share for the second quarter and first six months of 2024 was based on 4,400,745 and 4,442,214 weighted average shares outstanding, respectively, compared to 4,712,626 and 4,744,076, respectively, for the second quarter and first six months of 2023. At June 30, 2024, there were 4,410,542 shares outstanding. On May 4, 2023, the Board of Directors authorized the Company to acquire up to 500,000 shares of its Class B common stock; the Company has remaining authorization for 167,617 shares as of June 30, 2024.

Other
The Company continuously assesses relevant events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In the second quarter of 2024, the Company performed an interim impairment review at the WGB reporting unit.
As a result of continued sustained weakness in digital advertising demand resulting in substantial revenue declines and continued significant operating losses at WGB, the Company recorded a $7.5 million goodwill impairment charge at WGB. After the impairment charge, no goodwill remains at the WGB reporting unit, which is included in other businesses. Additionally, the Company recorded a $18.8 million intangible asset impairment charge at WGB.
It is possible that impairment charges, which may be material, could occur in the future, given changes in market conditions and the inherent variability in projecting future operating performance.
Financial Condition: Liquidity and Capital Resources
The Company considers the following when assessing its liquidity and capital resources:

	As of
(In thousands)	June 30, 2024	December 31, 2023
Cash and cash equivalents	$140,717	$169,897
Restricted cash	46,898	31,994
Investments in marketable equity securities and other investments	822,034	697,028
Total debt	834,772	811,833
Cash generated by operations is the Company’s primary source of liquidity. The Company maintains investments in a portfolio of marketable equity securities, which is considered when assessing the Company’s sources of liquidity. An additional source of liquidity includes the undrawn portion of the Company’s $300 million revolving credit facility, amounting to $167.8 million at June 30, 2024 and the undrawn $50.0 million delayed draw term loan at the automotive subsidiary.
During the first six months of 2024, the Company’s cash and cash equivalents decreased by $29.2 million, due to share repurchases, capital expenditures, and dividend payments, which was offset by operating cash flow and net proceeds from the vehicle floor plan payable and net borrowings. In the first six months of 2024, the Company’s borrowings increased by $22.9 million, primarily due to additional borrowings under the revolving credit facility, partially offset by repayments under the revolving credit facility, term loan and commercial notes at the automotive subsidiary.
As of June 30, 2024 and December 31, 2023, the Company had money market investments of $9.0 million and $5.6 million, that are included in cash and cash equivalents. At June 30, 2024, the Company held approximately $91 million in cash and cash equivalents in businesses domiciled outside the U.S., of which approximately $8 million is not available for immediate use in operations or for distribution. Additionally, Kaplan’s business operations outside the U.S. retain cash balances to support ongoing working capital requirements, capital expenditures, and regulatory requirements. As a result, the Company considers a significant portion of the cash and cash equivalents balance held outside the U.S. as not readily available for use in U.S. operations.
At June 30, 2024, the fair value of the Company’s investments in marketable equity securities was $813.4 million, which includes investments in the common stock of four publicly traded companies. There were no purchases or sales of marketable equity securities during the first six months of 2024. At June 30, 2024, the unrealized gain related to the Company’s investments totaled $587.6 million.
In May 2024, the Company entered into a convertible promissory note agreement to loan N2K Networks $2.0 million. The convertible promissory note bears interest at a rate of 12% per annum and, subject to conversion provisions, all unpaid interest and principal are due by May 2027.
In April 2023, the Company entered into a term note agreement to loan Intersection $30.0 million at an interest rate of 9% per annum. The principal and interest on the note are payable in monthly installments over 5 years with the final payment due by May 2028. The outstanding balance on this loan was $27.7 million as of June 30, 2024.
The Company had working capital of $731.2 million and $619.6 million at June 30, 2024 and December 31, 2023, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments.
At June 30, 2024 and December 31, 2023, the Company had borrowings outstanding of $834.8 million and $811.8 million, respectively. The Company’s borrowings at June 30, 2024 were mostly from $400.0 million of 5.75%

unsecured notes due June 1, 2026, $132.2 million in outstanding borrowings under the Company’s revolving credit facility, a term loan of $143.7 million, and real estate and capital term loans of $132.6 million at the automotive subsidiary. The Company’s borrowings at December 31, 2023 were mostly from $400.0 million of 5.75% unsecured notes due June 1, 2026, $97.9 million in outstanding borrowings under the Company’s revolving credit facility, a term loan of $147.5 million, and real estate and capital term loans of $137.6 million at the automotive subsidiary. The interest on the $400.0 million of 5.75% unsecured notes is payable semiannually on June 1 and December 1.
During the six months ended June 30, 2024 and 2023, the Company had average borrowings outstanding of approximately $826.9 million and $738.3 million, respectively, at average annual interest rates of approximately 6.4% and 5.9%, respectively. During the six months ended June 30, 2024 and 2023, the Company incurred net interest expense of $106.4 million and $23.3 million, respectively. Included in the interest expense for the six months ended June 30, 2024 and 2023 is $75.4 million and $0.3 million, respectively, to adjust the fair value of the mandatorily redeemable noncontrolling interest (see Note 7 and 8).
On April 2, 2024, Standard & Poor’s affirmed the Company’s credit rating and maintained the outlook as Stable. On August 17, 2023, Moody’s affirmed the Company’s credit rating and maintained the outlook as Stable.
The Company’s current credit ratings are as follows:

	Moody’s	Standard & Poor’s
Long-term	Ba1	BB
Outlook	Stable	Stable
The Company expects to fund its estimated capital needs primarily through existing cash balances and internally generated funds, and, as needed, from borrowings under its revolving credit facility. As of June 30, 2024, the Company had $132.2 million outstanding under the $300 million revolving credit facility. In management’s opinion, the Company will have sufficient financial resources to meet its business requirements in the next 12 months, including working capital requirements, capital expenditures, interest payments, potential acquisitions and strategic investments, dividends and stock repurchases.
In summary, the Company’s cash flows for each period were as follows:

	Six Months Ended June 30
(In thousands)	2024	2023
Net cash provided by operating activities	$53,108	$62,239
Net cash used in investing activities	(41,784)	(22,972)
Net cash used in financing activities	(21,261)	(77,880)
Effect of currency exchange rate change	(4,339)	561
Net decrease in cash and cash equivalents and restricted cash	$(14,276)	$(38,052)
Operating Activities. Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. The Company’s net cash flow provided by operating activities were as follows:

	Six Months Ended June 30
(In thousands)	2024	2023
Net Income	$106,512	$177,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and goodwill and other long-lived asset impairments	91,796	69,121
Amortization of lease right-of-use asset	32,614	33,245
Net pension benefit, early retirement programs and special separation benefit expense	(40,313)	(46,074)
Other non-cash activities	(109,547)	(76,273)
Change in operating assets and liabilities	(27,954)	(94,928)
Net Cash Provided by Operating Activities	$53,108	$62,239
Net cash provided by operating activities consists primarily of cash receipts from customers, less disbursements for costs, benefits, income taxes, interest and other expenses.
For the first six months of 2024 compared to the first six months of 2023, the decrease in net cash provided by operating activities is primarily driven by lower net income, net of non-cash adjustments, partially offset by the changes in operating assets and liabilities. Changes in operating assets and liabilities were driven by a significant increase in the value of the mandatorily redeemable noncontrolling interest, offset by a decrease in customer collections.

Investing Activities. The Company’s net cash flow used in investing activities were as follows:

	Six Months Ended June 30
(In thousands)	2024	2023
Purchases of property, plant and equipment	$(39,560)	$(40,909)
Loan to related party	(2,000)	(30,000)
Investments in equity affiliates and cost method investments	(1,759)	(11,982)
Net proceeds from sales of marketable equity securities	—	55,817
Other	1,535	4,102
Net Cash Used in Investing Activities	$(41,784)	$(22,972)
Capital Expenditures. The amounts reflected in the Company’s Condensed Consolidated Statements of Cash Flows are based on cash payments made during the relevant periods, whereas the Company’s capital expenditures for the first six months of 2024 and 2023 disclosed in Note 15 to the Condensed Consolidated Financial Statements include assets acquired during the period. The Company estimates that its capital expenditures will be in the range of $95 million to $105 million in 2024.
Loan to related party. In May 2024, the Company entered into a convertible promissory note agreement to loan N2K Networks $2.0 million. The convertible promissory note bears interest at a rate of 12% per annum and, subject to conversion provisions, all unpaid interest and principal are due by May 2027. In April 2023, the Company entered into a term note agreement to loan Intersection $30.0 million at an interest rate of 9% per annum. The principal and interest on the note are payable in monthly installments over 5 years with the final payment due by May 2028. The outstanding balance on this loan was $27.7 million as of June 30, 2024.
Net proceeds from sale of marketable equity securities. There were no purchases or sales of marketable equity securities during the first six months of 2024. During the first six months of 2023, the Company sold marketable equity securities that generated proceeds of $62.0 million and purchased $4.6 million of marketable equity securities.
Financing Activities. The Company’s net cash flow used in financing activities were as follows:

	Six Months Ended June 30
(In thousands)	2024	2023
Common shares repurchased	$(49,514)	$(69,082)
Net borrowings (payments) under revolving credit facility	33,245	(15,000)
Repayments of borrowings	(9,883)	(7,983)
Net proceeds from vehicle floor plan payable	26,612	28,982
Dividends paid	(15,352)	(15,746)
Other	(6,369)	949
Net Cash Used in Financing Activities	$(21,261)	$(77,880)
Common Stock Repurchases. During the first six months of 2024, the Company purchased a total of 68,786 shares of its Class B common stock at a cost of approximately $50.0 million, including commissions and accrued excise tax of $0.5 million. On May 4, 2023, the Board of Directors authorized the Company to acquire up to 500,000 shares of its Class B common stock. The Company did not announce a ceiling price or time limit for the purchases. At June 30, 2024, the Company had remaining authorization from the Board of Directors to purchase up to 167,617 shares of Class B common stock.
Borrowings and Vehicle Floor Plan Payable. In the first six months of 2024, the Company made additional borrowings on the $300 million revolving credit facility. In the first six months of 2023, the Company made repayments on the $300 million revolving credit facility. In the first six months of 2024 and 2023, the Company used vehicle floor plan financing to fund the purchase of new, used and service loaner vehicles at its automotive subsidiary. The proceeds from the vehicle floor plan payable fluctuates with changes in the amount of vehicle inventory held by the automotive dealerships.
Dividends. The quarterly dividend rate per share was $1.72 and $1.65 for the first six months of 2024 and 2023, respectively. The Company expects to pay a dividend of $6.88 per share in 2024.
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
Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and the Company’s Chief Financial Officer (principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of June 30, 2024. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the quarter ended June 30, 2024, the Company purchased shares of its Class B Common Stock as set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plan(2)
April 1 - 30	13,807	$740.83	13,807	193,990
May 1 - 31	13,834	756.86	13,834	180,156
June 1 - 30	12,539	724.26	12,539	167,617
	40,180	$741.18	40,180
(1) Average price paid per share includes costs associated with repurchases, including commissions and excise taxes.
(2) On May 4, 2023, the Company’s Board of Directors authorized the Company to purchase, on the open market or otherwise, up to 500,000 shares of its Class B Common Stock. This authorization includes shares that remained under the previous authorization. There is no expiration date for this authorization. All purchases made during the quarter ended June 30, 2024 were open market transactions and some of these shares were purchased under a 10b5-1 plan.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended June 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

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

GRAHAM HOLDINGS COMPANY
(Registrant)

Date: July 31, 2024	/s/ Timothy J. O’Shaughnessy
Timothy J. O’Shaughnessy, President & Chief Executive Officer (Principal Executive Officer)

Date: July 31, 2024	/s/ Wallace R. Cooney
Wallace R. Cooney, Chief Financial Officer (Principal Financial Officer)