Form 10-Q
period 2024-09-30
Graham Holdings Co
filed 2024-10-30
CIK 104889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2024
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
Shares outstanding at October 25, 2024:
Class A Common Stock – 964,001 Shares
Class B Common Stock – 3,369,588 Shares

GRAHAM HOLDINGS COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30

(in thousands, except per share amounts)	2024	2023	2024	2023
Operating Revenues
Sales of services	$700,009	$633,535	$2,003,543	$1,845,617
Sales of goods	507,153	477,984	1,541,561	1,402,447
	1,207,162	1,111,519	3,545,104	3,248,064
Operating Costs and Expenses
Cost of services sold (exclusive of items shown below)	399,667	373,784	1,171,703	1,093,756
Cost of goods sold (exclusive of items shown below)	427,114	407,803	1,306,905	1,182,899
Selling, general and administrative	269,016	254,757	801,982	741,402
Depreciation of property, plant and equipment	21,332	22,207	66,032	63,335
Amortization of intangible assets	8,385	11,759	29,194	39,007
Impairment of goodwill and other long-lived assets	—	98,321	26,287	99,066
	1,125,514	1,168,631	3,402,103	3,219,465
Income (Loss) from Operations	81,648	(57,112)	143,001	28,599
Equity in losses of affiliates, net	(13,361)	(791)	(8,470)	(2,245)
Interest income	2,277	1,986	6,566	4,738
Interest expense	(25,896)	(11,810)	(136,607)	(37,878)
Non-operating pension and postretirement benefit income, net	38,307	35,653	105,379	97,313
Gain on marketable equity securities, net	30,496	16,759	154,276	113,429
Other (expense) income, net	(465)	3,581	2,973	22,458
Income (Loss) Before Income Taxes	113,006	(11,734)	267,118	226,414
Provision for Income Taxes	38,500	9,400	86,100	70,400
Net Income (Loss)	74,506	(21,134)	181,018	156,014
Net Income Attributable to Noncontrolling Interests	(2,003)	(1,897)	(5,175)	(3,985)
Net Income (Loss) Attributable to Graham Holdings Company Common Stockholders	$72,503	$(23,031)	$175,843	$152,029

Per Share Information Attributable to Graham Holdings Company Common Stockholders
Basic net income (loss) per common share	$16.54	$(5.02)	$39.74	$32.23
Basic average number of common shares outstanding	4,352	4,602	4,395	4,686
Diluted net income (loss) per common share	$16.42	$(5.02)	$39.49	$32.14
Diluted average number of common shares outstanding	4,384	4,602	4,423	4,700
See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2024	2023	2024	2023
Net Income (Loss)	$74,506	$(21,134)	$181,018	$156,014
Other Comprehensive Income (Loss), Before Tax
Foreign currency translation adjustments:
Translation adjustments arising during the period	31,469	(19,474)	21,702	(8,096)
Adjustment for sale of a business with foreign operations	(765)	—	(765)	—
	30,704	(19,474)	20,937	(8,096)
Pension and other postretirement plans:
Amortization of net prior service (credit) cost included in net income	(487)	410	(1,463)	1,230
Amortization of net actuarial gain included in net income	(12,360)	(10,473)	(37,080)	(31,673)
	(12,847)	(10,063)	(38,543)	(30,443)
Cash flow hedges loss	(1,975)	(3,824)	(518)	(3,566)
Other Comprehensive Income (Loss), Before Tax	15,882	(33,361)	(18,124)	(42,105)
Income tax benefit related to items of other comprehensive income (loss)	3,803	3,468	10,002	8,651
Other Comprehensive Income (Loss), Net of Tax	19,685	(29,893)	(8,122)	(33,454)
Comprehensive Income (Loss)	94,191	(51,027)	172,896	122,560
Comprehensive income attributable to noncontrolling interests	(2,003)	(1,897)	(5,175)	(3,985)
Total Comprehensive Income (Loss) Attributable to Graham Holdings Company	$92,188	$(52,924)	$167,721	$118,575

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands)	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$244,361	$169,897
Restricted cash	37,863	31,994
Investments in marketable equity securities and other investments	831,760	697,028
Accounts receivable, net	518,251	525,087
Inventories and contracts in progress	306,501	297,211
Prepaid expenses	140,001	119,933
Income taxes receivable	1,334	6,848
Other current assets	4,563	1,298
Total Current Assets	2,084,634	1,849,296
Property, Plant and Equipment, Net	556,157	560,314
Lease Right-of-Use Assets	415,007	409,183
Investments in Affiliates	168,161	186,480
Goodwill, Net	1,534,508	1,525,194
Indefinite-Lived Intangible Assets	190,020	187,862
Amortized Intangible Assets, Net	64,740	112,194
Prepaid Pension Cost	2,141,036	2,113,638
Deferred Income Taxes	12,002	10,578
Deferred Charges and Other Assets	254,551	232,991
Total Assets	$7,420,816	$7,187,730

Liabilities and Equity
Current Liabilities
Accounts payable, vehicle floor plan payable and accrued liabilities	$754,037	$694,521
Deferred revenue	438,502	396,754
Income taxes payable	36,185	7,406
Current portion of lease liabilities	61,558	64,247
Current portion of long-term debt	34,137	66,751
Dividends declared	7,444	—
Total Current Liabilities	1,331,863	1,229,679
Accrued Compensation and Related Benefits	137,066	137,275
Other Liabilities	30,456	32,076
Deferred Income Taxes	607,545	600,124
Mandatorily Redeemable Noncontrolling Interest	125,476	40,764
Lease Liabilities	386,254	376,677
Long-Term Debt	731,054	745,082
Total Liabilities	3,349,714	3,161,677
Commitments and Contingencies (Note 14)
Redeemable Noncontrolling Interests	38,672	24,185
Preferred Stock	—	—
Common Stockholders’ Equity
Common stock	20,000	20,000
Capital in excess of par value	363,224	372,040
Retained earnings	7,482,936	7,337,463
Accumulated other comprehensive income, net of taxes
Cumulative foreign currency translation adjustment	(11,774)	(32,711)
Unrealized gain on pensions and other postretirement plans	620,509	649,185
Cash flow hedges	(2,520)	(2,137)
Cost of Class B common stock held in treasury	(4,468,073)	(4,368,103)
Total Common Stockholders’ Equity	4,004,302	3,975,737
Noncontrolling Interests	28,128	26,131
Total Equity	4,032,430	4,001,868
Total Liabilities and Equity	$7,420,816	$7,187,730
See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30
(in thousands)	2024	2023
Cash Flows from Operating Activities
Net Income	$181,018	$156,014
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and goodwill and other long-lived asset impairments	121,513	201,408
Amortization of lease right-of-use asset	47,746	50,181
Net pension benefit, early retirement program and special separation benefit expense	(64,532)	(73,852)
Gain on marketable equity securities and cost method investments, net	(153,723)	(116,533)
Gain on disposition of a business, property, plant and equipment and investments, net	(7,813)	(11,785)
Credit loss expense and provision for other receivables	2,672	4,312
Stock-based compensation expense, net of forfeitures	4,718	5,026
Foreign exchange loss (gain)	5,642	(1,820)
Equity in losses of affiliates, net of distributions	19,396	15,516
Provision for deferred income taxes	15,504	25,696
Accretion expense and change in fair value of contingent consideration liabilities	31	(4,301)
Change in operating assets and liabilities:
Accounts receivable	11,322	12,381
Inventories	(8,105)	(47,164)
Accounts payable and accrued liabilities	33,619	(6,878)
Deferred revenue	30,977	48,070
Income taxes receivable/payable	34,710	16,367
Lease liabilities	(47,156)	(53,924)
Other assets and other liabilities, net	63,124	(13,638)
Other	13	(2,550)
Net Cash Provided by Operating Activities	290,676	202,526
Cash Flows from Investing Activities
Purchases of property, plant and equipment	(57,680)	(61,156)
Proceeds from sales of marketable equity securities	23,524	61,979
Net proceeds from disposition of a business, property, plant and equipment and investments	8,342	3,712
Purchases of marketable equity securities	(5,000)	(6,162)
Investments in certain businesses, net of cash acquired	(4,022)	(77,004)
Investments in equity affiliates and cost method investments	(2,188)	(12,839)
Loan to related party	(2,000)	(30,000)
Other	3,344	2,039
Net Cash Used in Investing Activities	(35,680)	(119,431)
Cash Flows from Financing Activities
Common shares repurchased	(98,170)	(132,248)
Net payments under revolving credit facilities	(34,216)	(140,000)
Dividends paid	(22,926)	(23,534)
Repayments of borrowings	(16,053)	(117,792)
Net proceeds from vehicle floor plan payable	8,443	52,623
Deferred payments of acquisitions	(5,390)	(3,786)
Proceeds from bank overdrafts	2,378	3,824
Issuance of borrowings	—	293,387
Other	(10,381)	(2,179)
Net Cash Used in Financing Activities	(176,315)	(69,705)
Effect of Currency Exchange Rate Change	1,652	(3,184)
Net Increase in Cash and Cash Equivalents and Restricted Cash	80,333	10,206
Beginning Cash and Cash Equivalents and Restricted Cash	201,891	190,432
Ending Cash and Cash Equivalents and Restricted Cash	$282,224	$200,638

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
As of December 31, 2023	$20,000	$372,040	$7,337,463	$614,337	$(4,368,103)	$26,131	$4,001,868	$24,185
Net income for the period			125,339				125,339
Net income attributable to noncontrolling interests			(633)			633	—
Net income attributable to redeemable noncontrolling interests			(326)				(326)	326
Change in redemption value of redeemable noncontrolling interests						284	284	164
Noncontrolling interest capital contribution						200	200
Distributions to noncontrolling interests						(256)	(256)	(450)
Dividends on common stock			(15,352)				(15,352)
Repurchase of Class B common stock					(20,227)		(20,227)
Issuance of Class B common stock, net of restricted stock award forfeitures		(344)			117		(227)
Amortization of unearned stock compensation and stock option expense		1,671					1,671
Other comprehensive loss, net of income taxes				(22,492)			(22,492)
As of March 31, 2024	$20,000	$373,367	$7,446,491	$591,845	$(4,388,213)	$26,992	$4,070,482	$24,225
Net loss for the period			(18,827)				(18,827)
Net income attributable to noncontrolling interests			(1,219)			1,219	—
Net income attributable to redeemable noncontrolling interests			(994)				(994)	994
Change in redemption value of redeemable noncontrolling interests		(13,342)				331	(13,011)	13,350
Distributions to noncontrolling interests						(1,109)	(1,109)	(563)
Dividends on common stock			(7,574)				(7,574)
Repurchase of Class B common stock					(29,780)		(29,780)
Issuance of Class B common stock		(36)			36		—
Amortization of unearned stock compensation and stock option expense		1,648					1,648
Other comprehensive loss, net of income taxes				(5,315)			(5,315)
As of June 30, 2024	$20,000	$361,637	$7,417,877	$586,530	$(4,417,957)	$27,433	$3,995,520	$38,006
Net income for the period			74,506				74,506
Net income attributable to noncontrolling interests			(1,166)			1,166	—
Net income attributable to redeemable noncontrolling interests			(837)				(837)	837
Change in redemption value of redeemable noncontrolling interests						220	220	9
Noncontrolling interest capital contribution						200	200
Distributions to noncontrolling interests						(891)	(891)	(180)
Dividends on common stock			(7,444)				(7,444)
Repurchase of Class B common stock					(49,131)		(49,131)
Issuance of Class B common stock		(40)			40		—
Shares withheld related to net share settlement					(1,025)		(1,025)
Amortization of unearned stock compensation and stock option expense		1,627					1,627
Other comprehensive income, net of income taxes				19,685			19,685
As of September 30, 2024	$20,000	$363,224	$7,482,936	$606,215	$(4,468,073)	$28,128	$4,032,430	$38,672

(in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
As of December 31, 2022	$20,000	$390,438	$7,163,128	$336,151	$(4,178,334)	$21,278	$3,752,661	$21,827
Net income for the period			52,977				52,977
Net income attributable to noncontrolling interests			(650)			650	—
Net income attributable to redeemable noncontrolling interests			(55)				(55)	55
Change in redemption value of redeemable noncontrolling interests						64	64	70
Noncontrolling interest capital contribution						520	520
Distribution to redeemable noncontrolling interest							—	(70)
Dividends on common stock			(15,812)				(15,812)
Repurchase of Class B common stock					(23,439)		(23,439)
Issuance of Class B common stock		(4,067)			4,494		427
Amortization of unearned stock compensation and stock option expense		1,802					1,802
Other comprehensive income, net of income taxes				585			585
As of March 31, 2023	$20,000	$388,173	$7,199,588	$336,736	$(4,197,279)	$22,512	$3,769,730	$21,882
Net income for the period			124,171				124,171
Net income attributable to noncontrolling interests			(809)			809	—
Net income attributable to redeemable noncontrolling interests			(574)				(574)	574
Change in redemption value of redeemable noncontrolling interests		(4,550)				51	(4,499)	4,604
Distributions to noncontrolling interest						(324)	(324)	(61)
Dividends on common stock			(7,722)				(7,722)
Repurchase of Class B common stock					(45,643)		(45,643)
Forfeiture of restricted stock awards, net of Class B common stock issuances		61			(244)		(183)
Amortization of unearned stock compensation and stock option expense		1,715					1,715
Other comprehensive loss, net of income taxes				(4,146)			(4,146)
As of June 30, 2023	$20,000	$385,399	$7,314,654	$332,590	$(4,243,166)	$23,048	$3,832,525	$26,999
Net loss for the period			(21,134)				(21,134)
Net income attributable to noncontrolling interests			(1,034)			1,034	—
Net income attributable to redeemable noncontrolling interests			(863)				(863)	863
Change in redemption value of redeemable noncontrolling interests						44	44	52
Noncontrolling interest capital contribution						3,000	3,000
Distributions to noncontrolling interests						(1,486)	(1,486)	(32)
Dividends on common stock			(7,458)				(7,458)
Repurchase of Class B common stock					(63,166)		(63,166)
Issuance of Class B common stock		(52)			932		880
Amortization of unearned stock compensation and stock option expense		1,692					1,692
Other comprehensive loss, net of income taxes				(29,893)			(29,893)
As of September 30, 2023	$20,000	$387,039	$7,284,165	$302,697	$(4,305,400)	$25,640	$3,714,141	$27,882

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
Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States of America (GAAP) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (SEC). They include the assets, liabilities, results of operations and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or otherwise controlled by the Company. As permitted under such rules, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the three and nine months ended September 30, 2024 and 2023 may not be indicative of the Company’s future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.
Revision of Prior Period Amounts. In the fourth quarter of 2023, the Company identified misstatements in its previously issued Condensed Consolidated Balance Sheets which had a related impact to the changes in assets and liabilities within operating cash flows. The Company determined that these adjustments were not material to the previously issued financial statements, but has revised its previously issued Condensed Consolidated Statement of Cash Flows for the period ended September 30, 2023 as shown below.

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

Acquisition-related costs for acquisitions that closed during the first nine months of 2023 were $1.2 million and were expensed as incurred. The aggregate purchase price of the 2023 acquisitions was allocated as follows, based on acquisition date fair values to the following assets and liabilities:

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
The acquired companies were consolidated into the Company’s financial statements starting on their respective acquisition dates. The following unaudited pro forma financial information includes the 2023 acquisitions as if they occurred at the beginning of 2022:

	Three Months Ended September 30	Nine Months Ended September 30
(in thousands)	2023	2023
Operating revenues	$1,150,953	$3,363,004
Net (loss) income	(18,473)	162,319
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
Disposition of Businesses. In June and September 2024, World of Good Brands (WGB) completed the sales of small businesses which were included in other businesses. In July 2024, Kaplan completed the sale of a small business, Red Marker, which was included in Kaplan International (see Note 12).
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
3. INVESTMENTS
Money Market Investments. As of September 30, 2024 and December 31, 2023, the Company had money market investments of $95.5 million and $5.6 million, respectively, that are classified as cash and cash equivalents in the Company’s Condensed Consolidated Balance Sheets.

Investments in Marketable Equity Securities. Investments in marketable equity securities consist of the following:

	As of
	September 30, 2024	December 31, 2023
(in thousands)
Total cost	$227,153	$225,971
Gross unrealized gains	600,322	464,182
Gross unrealized losses	(2,059)	—
Total Fair Value	$825,416	$690,153
At September 30, 2024 and December 31, 2023, the Company owned 55,430 shares in Markel Group Inc. (Markel) valued at $86.9 million and $78.7 million, respectively. The Chief Executive Officer of Markel, Mr. Thomas S. Gayner, is a member of the Company’s Board of Directors. As of September 30, 2024, the Company owned 422 Class A and 482,945 Class B shares in Berkshire Hathaway valued at $514.0 million, which exceeded 5% of the Company’s total assets.
The Company purchased $5.0 million of marketable equity securities during the first nine months of 2024. The Company purchased $4.6 million of marketable equity securities during the first nine months of 2023.
During the first nine months of 2024, the gross cumulative realized net gains from the sales of marketable equity securities were $20.2 million. The total proceeds from such sales were $23.5 million. During the first nine months of 2023, the gross cumulative realized net gains from the sales of marketable equity securities were $13.0 million. The total proceeds from such sales were $62.0 million.
The net gain on marketable equity securities comprised the following:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2024	2023	2024	2023
Gain on marketable equity securities, net	$30,496	$16,759	$154,276	$113,429
Less: Net gains in earnings from marketable equity securities sold and donated	(5,908)	—	(6,010)	(5,475)
Net unrealized gains in earnings from marketable equity securities still held at the end of the period	$24,588	$16,759	$148,266	$107,954
Investments in Affiliates. As of September 30, 2024, the Company held a 50.4% and 41.4% interest in N2K Networks and Realm, respectively, on a fully diluted basis, and accounts for these investments under the equity method. The Company holds one of the four seats of N2K Networks’ governing board with the other shareholders retaining substantive participation rights to control the financial and operating decisions of N2K Networks through representation on the board. In May 2024, the Company entered into a convertible promissory note agreement to loan N2K Networks $2.0 million. The convertible promissory note bears interest at a rate of 12% per annum and, subject to conversion provisions, all unpaid interest and principal are due by May 2027. In the third quarter of 2024, the Company recorded an impairment charge of $14.4 million on its investment in N2K Networks as a result of the investee exiting a significant product offering following losses incurred in the current and prior year.
As of September 30, 2024, the Company held an approximate 18% interest in Intersection Holdings, LLC (Intersection), and accounts for its investment under the equity method. The Company holds two of the ten seats of Intersection’s governing board, which allows the Company to exercise significant influence over Intersection. The Company loaned Intersection $30.0 million, which is repayable over 5 years at an interest rate of 9% per annum. The outstanding balance on this loan was $26.7 million as of September 30, 2024. The loan is repayable by May 2028.
As of September 30, 2024, the Company also held investments in several other affiliates; GHG held a 40% interest in each of the following affiliates: Residential Home Health Illinois, Residential Hospice Illinois, Mary Free Bed at Home, and Allegheny Health Network (AHN) Healthcare at Home. For the three and nine months ended September 30, 2024, the Company recorded $4.4 million and $12.9 million, respectively, in revenue for services provided to the affiliates of GHG. For the three and nine months ended September 30, 2023, the Company recorded $4.1 million and $11.5 million, respectively, in revenue for services provided to the affiliates of GHG.
Additionally, Kaplan International Holdings Limited (KIHL) held a 45% interest in a joint venture formed with University of York. KIHL loaned the joint venture £22 million, which is repayable over 25 years at an interest rate of 7% and guaranteed by the University of York. The outstanding balance on this loan was £19.3 million as of September 30, 2024. The loan is repayable by December 2041.

The Company had $36.4 million and $36.9 million in its investment account that represents cumulative undistributed income in its investments in affiliates as of September 30, 2024 and December 31, 2023, respectively.
Cost Method Investments. The Company held investments without readily determinable fair values in a number of equity securities that are accounted for as cost method investments, which are recorded at cost, less impairment, and adjusted for observable price changes for identical or similar investments of the same issuer. The carrying value of these investments was $74.6 million and $74.0 million as of September 30, 2024 and December 31, 2023, respectively. During the three and nine months ended September 30, 2024, the Company recorded gains of $0.2 million to equity securities that are accounted for as cost method investments based on observable transactions for identical or similar investments of the same issuer. During the nine months ended September 30, 2024, the Company recorded impairment losses of $0.7 million to those equity securities. During the nine months ended September 30, 2023, the Company recorded gains of $3.1 million to those equity securities based on observable transactions.
4. ACCOUNTS RECEIVABLE, ACCOUNTS PAYABLE, VEHICLE FLOOR PLAN PAYABLE AND ACCRUED LIABILITIES
Accounts receivable consist of the following:

	As of
	September 30, 2024	December 31, 2023
(in thousands)
Receivables from contracts with customers, less estimated credit losses of $24,233 and $24,667	$486,514	$496,172
Other receivables	31,737	28,915
	$518,251	$525,087
Credit loss expense was $1.1 million and $2.4 million for the three months ended September 30, 2024 and 2023, respectively. Credit loss expense was $2.7 million and $4.3 million for the nine months ended September 30, 2024 and 2023, respectively.
Accounts payable, vehicle floor plan payable and accrued liabilities consist of the following:

	As of
	September 30, 2024	December 31, 2023
(in thousands)
Accounts payable	$161,658	$154,484
Vehicle floor plan payable	156,743	148,300
Accrued compensation and related benefits	171,570	154,580
Other accrued liabilities	264,066	237,157
	$754,037	$694,521
Cash overdrafts of $2.9 million and $0.5 million are included in accounts payable as of September 30, 2024 and December 31, 2023, respectively.
The Company finances new, used and service loaner vehicle inventory through standardized floor plan facilities with Truist Bank and Toyota Motor Credit Corporation (Truist and Toyota floor plan facility) and Ford Motor Credit Company (Ford floor plan facility). At September 30, 2024, the floor plan facilities bore interest at variable rates that are based on Secured Overnight Financing Rate (SOFR) and prime-based interest rates. The weighted average interest rate for the floor plan facilities was 6.8% and 6.6% for the three months ended September 30, 2024 and 2023, respectively. The weighted average interest rate for the floor plan facilities was 6.8% and 6.0% for the nine months ended September 30, 2024 and 2023, respectively. Changes in the vehicle floor plan payable are reported as cash flows from financing activities in the Condensed Consolidated Statements of Cash Flows.
The floor plan facilities are collateralized by vehicle inventory and other assets of the relevant dealership subsidiary, and contain a number of covenants, including, among others, covenants restricting the dealership subsidiary with respect to the creation of liens and changes in ownership, officers and key management personnel. The Company was in compliance with all of these restrictive covenants as of September 30, 2024.
The floor plan interest expense related to the vehicle floor plan arrangements is offset by amounts received from manufacturers in the form of floor plan assistance capitalized in inventory and recorded against cost of goods sold in the Condensed Consolidated Statements of Operations when the associated inventory is sold. For the three months ended September 30, 2024 and 2023, the Company recognized a reduction in cost of goods sold of $2.3 million and $1.6 million, respectively, related to manufacturer floor plan assistance. For the nine months ended September 30, 2024 and 2023, the Company recognized a reduction in cost of goods sold of $6.9 million and $4.5 million, respectively, related to manufacturer floor plan assistance.

As of September 30, 2024 and December 31, 2023, the Company had $141.1 million and $128.9 million, respectively, in obligations outstanding related to floor plan facilities associated with new vehicles.
5. INVENTORIES AND CONTRACTS IN PROGRESS
Inventories and contracts in progress consist of the following:

	As of
	September 30, 2024	December 31, 2023
(in thousands)
Raw materials	$49,400	$63,884
Work-in-process	13,370	15,387
Finished goods	239,973	215,283
Contracts in progress	3,758	2,657
	$306,501	$297,211
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
Amortization of intangible assets for the three months ended September 30, 2024 and 2023, was $8.4 million and $11.8 million, respectively. Amortization of intangible assets for the nine months ended September 30, 2024 and 2023, was $29.2 million and $39.0 million, respectively. Amortization of intangible assets is estimated to be approximately $8 million for the remainder of 2024, $28 million in 2025, $20 million in 2026, $5 million in 2027, $2 million in 2028 and $2 million thereafter.

The changes in the carrying amount of goodwill, by segment, were as follows:

(in thousands)	Education	Television Broadcasting	Manufacturing	Healthcare	Automotive	Other Businesses	Total
Balance as of December 31, 2023
Goodwill	$1,163,991	$190,815	$234,993	$135,038	$129,280	$251,216	$2,105,333
Accumulated impairment losses	(331,151)	—	(82,062)	—	—	(166,926)	(580,139)
	832,840	190,815	152,931	135,038	129,280	84,290	1,525,194
Acquisitions	4,204	—	—	—	—	—	4,204
Impairments	—	—	—	—	—	(7,502)	(7,502)
Dispositions	(1,684)	—		—		—	(1,684)
Foreign currency exchange rate changes	14,296	—	—	—	—	—	14,296
Balance as of September 30, 2024
Goodwill	1,180,807	190,815	234,993	135,038	129,280	251,216	2,122,149
Accumulated impairment losses	(331,151)	—	(82,062)	—	—	(174,428)	(587,641)
	$849,656	$190,815	$152,931	$135,038	$129,280	$76,788	$1,534,508
The changes in carrying amount of goodwill at the Company’s education division were as follows:

(in thousands)	Kaplan International	Higher Education	Supplemental Education	Total
Balance as of December 31, 2023
Goodwill	$598,000	$174,564	$391,427	$1,163,991
Accumulated impairment losses	—	(111,324)	(219,827)	(331,151)
	598,000	63,240	171,600	832,840
Acquisitions	4,204	—	—	4,204
Dispositions	(1,684)	—	—	(1,684)
Foreign currency exchange rate changes	14,337	—	(41)	14,296
Balance as of September 30, 2024
Goodwill	614,857	174,564	391,386	1,180,807
Accumulated impairment losses	—	(111,324)	(219,827)	(331,151)
	$614,857	$63,240	$171,559	$849,656
Other intangible assets consist of the following:

		As of September 30, 2024			As of December 31, 2023
(in thousands)	Useful Life Range	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Student and customer relationships	2–10 years	$282,192	$250,370	$31,822	$283,098	$236,776	$46,322
Trade names and trademarks	2–10 years (1)	116,670	92,027	24,643	143,389	90,558	52,831
Network affiliation agreements	10 years	17,400	13,412	3,988	17,400	13,348	4,052
Databases and technology	3–6 years	33,536	33,498	38	36,538	35,712	826
Other	1–8 years	41,514	37,265	4,249	41,327	33,164	8,163
		$491,312	$426,572	$64,740	$521,752	$409,558	$112,194
Indefinite-Lived Intangible Assets
Franchise agreements		$92,158			$92,158
Trade names and trademarks		86,691			84,533
FCC licenses		11,000			11,000
Other		171			171
		$190,020			$187,862
___________
(1)     As of December 31, 2023, the trade names and trademarks’ maximum useful life was 15 years.

7. DEBT
The Company’s borrowings consist of the following:

				As of
(in thousands)	Maturities	Stated Interest Rate	Effective Interest Rate	September 30, 2024	December 31, 2023
Unsecured notes (1)	2026	5.75%	5.75%	$398,804	$398,266
Revolving credit facility	2027	6.33% - 8.88%	6.73%	66,873	97,879
Term loan (2)	2027	6.70% - 7.21%	7.29%	141,919	147,476
Real estate term loan (3)	2028	6.95% - 7.10%	7.17%	71,731	74,541
Capital term loan (4)	2028	7.20% - 7.35%	7.67%	58,352	63,097
Other indebtedness	2024 - 2032	0.00% - 8.00%		27,512	30,574
Total Debt				765,191	811,833
Less: current portion				(34,137)	(66,751)
Total Long-Term Debt				$731,054	$745,082
____________
(1)     The carrying value is net of $1.2 million and $1.7 million of unamortized debt issuance costs as of September 30, 2024 and December 31, 2023, respectively.
(2)     The carrying value is net of $0.6 million of unamortized debt issuance costs as of September 30, 2024 and December 31, 2023.
(3)     The carrying value is net of $0.1 million of unamortized debt issuance costs as of September 30, 2024 and December 31, 2023.
(4)     The carrying value is net of $0.7 million and $0.8 million of unamortized debt issuance costs as of September 30, 2024 and December 31, 2023, respectively.
At September 30, 2024 and December 31, 2023, the fair value of the Company’s 5.75% unsecured notes, based on quoted market prices (Level 2 fair value assessment), totaled $399.9 million and $400.4 million, respectively.
The outstanding balance on the Company’s $300 million unsecured revolving credit facility was $66.9 million as of September 30, 2024, consisting of British Pound (GBP) borrowings of £50 million with interest payable at Daily Sterling Overnight Index Average (SONIA) plus 1.375%.
The fair value of the Company’s other debt, which is based on Level 2 inputs, approximates its carrying value as of September 30, 2024 and December 31, 2023. The Company is in compliance with all financial covenants of the revolving credit facility and term loans as of September 30, 2024.
During the three months ended September 30, 2024 and 2023, the Company had average borrowings outstanding of approximately $813.5 million and $737.7 million, respectively, at average annual interest rates of approximately 6.3% and 6.2%, respectively. During the three months ended September 30, 2024 and 2023, the Company incurred net interest expense of $23.6 million and $9.8 million, respectively.
During the nine months ended September 30, 2024 and 2023, the Company had average borrowings outstanding of approximately $819.6 million and $737.1 million, respectively, at average annual interest rates of approximately 6.4% and 6.0%, respectively. During the nine months ended September 30, 2024 and 2023, the Company incurred net interest expense of $130.0 million and $33.1 million, respectively.
During the three and nine months ended September 30, 2024, the Company recorded interest expense of $9.7 million and $85.1 million, respectively, to adjust the fair value of the mandatorily redeemable noncontrolling interest. During the three and nine months ended September 30, 2023, the Company recorded interest expense of $1.1 million and $1.4 million, respectively, to adjust the fair value of the mandatorily redeemable noncontrolling interest. The fair value of the mandatorily redeemable noncontrolling interest was based on the fair value of the underlying subsidiaries owned by GHC One LLC (GHC One) and GHC Two LLC (GHC Two), after taking into account any debt and other noncontrolling interests of its subsidiary investments. The fair value of the owned subsidiaries is determined by reference to either a discounted cash flow or EBITDA multiple, which approximates fair value (Level 3 fair value assessment) (See Note 8).
On September 26, 2023, the Company’s automotive subsidiary entered into a credit agreement with Truist Bank to finance the acquisition of the Toyota of Richmond dealership and to repay the outstanding balances of the commercial notes maturing in 2031 and 2032. The related interest rate swap agreements maturing in 2031 and 2032 were also terminated resulting in realized gains of $4.6 million that reduced interest expense during the third quarter of 2023.

8. FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	As of September 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market investments (1)	$—	$95,478	$—	$95,478
Marketable equity securities (2)	825,416	—	—	825,416
Other current investments (3)	6,344	—	—	6,344
Total Financial Assets	$831,760	$95,478	$—	$927,238
Liabilities
Contingent consideration liabilities (4)	$—	$—	$1,435	$1,435
Interest rate swaps (5)	—	3,290	—	3,290
Mandatorily redeemable noncontrolling interest (6)	—	—	125,476	125,476
Total Financial Liabilities	$—	$3,290	$126,911	$130,201

	As of December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market investments (1)	$—	$5,577	$—	$5,577
Marketable equity securities (2)	690,153	—	—	690,153
Other current investments (3)	6,875	—	—	6,875
Total Financial Assets	$697,028	$5,577	$—	$702,605
Liabilities
Contingent consideration liabilities (4)	$—	$—	$788	$788
Interest rate swaps (5)	—	2,761	—	2,761
Foreign exchange swap (7)	—	86	—	86
Mandatorily redeemable noncontrolling interest (6)	—	—	40,764	40,764
Total Financial Liabilities	$—	$2,847	$41,552	$44,399
____________

(1)	The Company’s money market investments are included in cash and cash equivalents and the value considers the liquidity of the counterparty.
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

The following tables provide a reconciliation of changes in the Company’s financial liabilities measured at fair value on a recurring basis, using Level 3 inputs:

(in thousands)	Contingent consideration liabilities	Mandatorily redeemable noncontrolling interest
As of December 31, 2023	$788	$40,764
Acquisition of business	1,293	—
Changes in fair value (1)	(75)	85,145
Capital contributions	—	128
Accretion of value included in net income (1)	106	—
Settlements or distributions	(719)	(561)
Foreign currency exchange rate changes	42	—
As of September 30, 2024	$1,435	$125,476

(in thousands)	Contingent consideration liabilities	Mandatorily redeemable noncontrolling interest
As of December 31, 2022	$8,423	$30,845
Acquisition of business	220	—
Changes in fair value (1)	(5,157)	1,421
Capital contributions	—	84
Accretion of value included in net income (1)	856	—
Settlements or distributions	(1,262)	(307)
As of September 30, 2023	$3,080	$32,043
____________

(1)	Changes in fair value and accretion of value of contingent consideration liabilities are included in Selling, general and administrative expenses and the changes in fair value of mandatorily redeemable noncontrolling interest is included in Interest expense in the Company’s Condensed Consolidated Statements of Operations.
Mandatorily Redeemable Noncontrolling Interest. The mandatorily redeemable noncontrolling interest represents the ownership portion of a group of minority shareholders, consisting of a group of senior managers of the healthcare business, in subsidiaries of GHG. The Company established GHC One and GHC Two as vehicles to invest in a portfolio of healthcare businesses together with the group of senior managers of GHG. As the holder of preferred units, the Company is obligated to contribute 95% of the capital required for the acquisition of portfolio investments with the remaining 5% of the capital coming from the group of senior managers. The operating agreements of GHC One and GHC Two require the dissolution of the entities on March 31, 2026, and March 31, 2029, respectively, at which time the net assets will be distributed to its members. As a preferred unit holder, the Company will receive an amount up to its contributed capital plus a preferred annual return of 8% (guaranteed return) after the group of senior managers has received the redemption of their 5% interest in net assets (manager return). All distributions in excess of the manager and guaranteed return will be paid to common unit holders, which currently comprise the group of senior managers of GHG. The Company may convert its preferred units to common units at any time after which it will receive 80% of all distributions in excess of the manager return, with the remaining 20% of excess distributions going to the group of senior managers as holders of the other common units. The mandatorily redeemable noncontrolling interest is reported as a noncurrent liability at September 30, 2024 and December 31, 2023 in the Condensed Consolidated Balance Sheets.
Other. During the nine months ended September 30, 2024, the Company recorded goodwill and intangible asset impairment charges of $26.3 million. During the three and nine months ended September 30, 2023, the Company recorded goodwill and other long-lived asset impairment charges of $98.3 million and $99.1 million, respectively. The remeasurement of goodwill and other long-lived assets is classified as a Level 3 fair value assessment due to the significance of unobservable inputs developed in the determination of the fair value. The Company used a discounted cash flow model to determine the estimated fair value of the reporting units and other long-lived assets. The Company made estimates and assumptions regarding future cash flows, discount rates and long-term growth rates.
During the three and nine months ended September 30, 2024, the Company recorded gains of $0.2 million to equity securities that are accounted for as cost method investments based on observable transactions for identical or similar investments of the same issuer. During the nine months ended September 30, 2023, the Company recorded gains of $3.1 million to equity securities that are accounted for as cost method investments based on observable transactions for identical or similar investments of the same issuer. During the nine months ended September 30, 2024, the Company recorded impairment losses of $0.7 million to equity securities that are accounted for as cost method investments.

During the three and nine months ended September 30, 2024, the Company recorded an impairment charge of $14.4 million on one of its investments in affiliates (see Note 3). The Company used a market approach to determine the estimated fair value of its investment in the affiliate.
9. REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company generated 80% and 78% of its revenue from U.S. domestic sales for the three and nine months ended September 30, 2024. The remaining 20% and 22% of revenue was generated from non-U.S. sales for the three and nine months ended September 30, 2024. For the three and nine months ended September 30, 2023, 81% and 80% of revenue was from U.S domestic sales and the remaining 19% and 20% of revenue was generated from non-U.S. sales.
For the three and nine months ended September 30, 2024, the Company recognized 54% of its revenue over time as control of the services and goods transferred to the customer, and the remaining 46% at a point in time, when the customer obtained control of the promised goods. For the three and nine months ended September 30, 2023, the Company recognized 53% and 55% of its revenue over time, and the remaining 47% and 45% at a point in time.
Contract Assets. As of September 30, 2024, the Company recognized a contract asset of $52.8 million related to a contract at a Kaplan International business, which is included in Deferred Charges and Other Assets. The Company expects to recognize an additional $292.9 million related to the remaining performance obligation in the contract over the next five years. As of December 31, 2023, the contract asset was $39.8 million. Additional contract assets of $3.2 million are included in current assets on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2024.
Deferred Revenue. The Company records deferred revenue when cash payments are received or due in advance of the Company’s performance which includes some payments that are refundable due to the contractual right of the customer to cancel the agreement. As of September 30, 2024 and December 31, 2023, 16% and 20% of the Company’s deferred revenue consisted of prepaid amounts which are refundable. The following table presents the change in the Company’s deferred revenue balance:

	As of
	September 30, 2024	December 31, 2023%
(in thousands)			Change
Deferred revenue	$443,335	$400,347	11
The majority of the change in the deferred revenue balance is related to the cyclical nature of services in the Kaplan international division. During the nine months ended September 30, 2024, the Company recognized $341.7 million related to the Company’s deferred revenue balance as of December 31, 2023, including $61.7 million of prepaid amounts which were refundable at the prior year-end.
Revenue allocated to remaining performance obligations represents deferred revenue amounts that will be recognized as revenue in future periods. As of September 30, 2024, the deferred revenue balance related to certain medical and nursing qualifications with an original contract length greater than twelve months at Kaplan Supplemental Education was $5.9 million. Kaplan Supplemental Education expects to recognize 61% of this revenue over the next twelve months and the remainder thereafter.
Costs to Obtain a Contract. The following table presents changes in the Company’s costs to obtain a contract asset:

(in thousands)	Balance at Beginning of Period	Costs associated with new contracts	Less: Costs amortized during the period	Other	Balance at End of Period
2024	$41,634	$65,968	$(66,395)	$651	$41,858
The majority of other activity was related to currency translation adjustments for the nine months ended September 30, 2024.
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
The following reflects the Company’s net income (loss) and share data used in the basic and diluted earnings (loss) per share computations using the two-class method:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands, except per share amounts)	2024	2023	2024	2023
Numerator:
Numerator for basic earnings (loss) per share:
Net income (loss) attributable to Graham Holdings Company common stockholders	$72,503	$(23,031)	$175,843	$152,029
Less: Dividends paid-common stock outstanding and unvested restricted shares	(7,444)	(7,458)	(30,370)	(30,992)
Undistributed earnings (loss)	65,059	(30,489)	145,473	121,037
Percent allocated to common stockholders (1)	99.31%	100.00%	99.31%	99.35%
	64,612	(30,489)	144,473	120,253
Add: Dividends paid-common stock outstanding	7,392	7,409	30,164	30,797
Numerator for basic earnings (loss) per share	$72,004	$(23,080)	$174,637	$151,050
Add: Additional undistributed earnings due to dilutive stock options	3	—	6	2
Numerator for diluted earnings (loss) per share	$72,007	$(23,080)	$174,643	$151,052
Denominator:
Denominator for basic earnings (loss) per share:
Weighted average shares outstanding	4,352	4,602	4,395	4,686
Add: Effect of dilutive stock options	32	—	28	14
Denominator for diluted earnings (loss) per share	4,384	4,602	4,423	4,700
Graham Holdings Company Common Stockholders:
Basic earnings (loss) per share	$16.54	$(5.02)	$39.74	$32.23
Diluted earnings (loss) per share	$16.42	$(5.02)	$39.49	$32.14
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
Diluted earnings (loss) per share excludes the following weighted average potential common shares, as the effect would be antidilutive, as computed under the treasury stock method:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2024	2023	2024	2023
Weighted average restricted stock	21	12	20	10
Weighted average stock options	—	13	—	—
The diluted earnings per share amounts for the three and nine months ended September 30, 2024 exclude the effects of 27,742 stock options and contingently issuable shares as their inclusion would have been antidilutive due to a market condition. The diluted (loss) earnings per share amounts for the three and nine months ended September 30, 2023 exclude the effects of 105,000 stock options and contingently issuable shares outstanding as their inclusion would have been antidilutive due to a market condition.
In the three and nine months ended September 30, 2024, the Company declared regular dividends totaling $1.72 and $6.88 per common share, respectively. In the three and nine months ended September 30, 2023, the Company declared regular dividends totaling $1.65 and $6.60 per common share, respectively.

11. PENSION AND POSTRETIREMENT PLANS
Defined Benefit Plans. The total benefit arising from the Company’s defined benefit pension plans consists of the following components:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2024	2023	2024	2023
Service cost	$14,761	$8,490	$42,866	$25,306
Interest cost	11,220	11,559	33,660	34,652
Expected return on assets	(41,487)	(38,351)	(124,416)	(114,774)
Amortization of prior service (credit) cost	(487)	412	(1,463)	1,234
Recognized actuarial gain	(11,891)	(9,888)	(35,672)	(29,916)
Net Periodic Benefit	(27,884)	(27,778)	(85,025)	(83,498)
Early retirement program and special separation benefit expense	3,665	—	20,493	9,646
Total Benefit	$(24,219)	$(27,778)	$(64,532)	$(73,852)
In October 2024, the Company purchased an irrevocable group annuity contract from an insurance company for $461.3 million to settle $457.9 million of the outstanding defined benefit pension obligation related to certain retirees and beneficiaries. The purchase of the group annuity contract was funded from the assets of the Company’s pension plan. As a result of this transaction, the Company was relieved of all responsibility for these pension obligations and the insurance company is now required to pay and administer the retirement benefits owed to approximately 1,850 retirees and beneficiaries, with no change to the amount, timing or form of monthly retirement benefit payments. As a result, the Company estimates that it will record a one-time pre-tax settlement gain of approximately $700 million in the fourth quarter of 2024.
In the third quarter of 2024, the Company recorded $3.7 million in expenses related to Separation Incentive Programs (SIPs) for certain Kaplan, Dekko, WGB, Saatchi Art, Society6, Slate and Decile employees, which were funded from the assets of the Company’s pension plan.
In the second quarter of 2024, the Company recorded $14.8 million in expenses related to a Voluntary Retirement Incentive Program (VRIP) for certain Graham Media Group and Corporate employees, which was funded from the assets of the Company’s pension plan. Also in the second quarter of 2024, the Company recorded $1.6 million in expenses related to SIPs for certain Framebridge and Code3 employees, which was funded from the assets of the Company’s pension plan. In the first quarter of 2024, the Company recorded $0.4 million in expenses related to a SIP for certain Framebridge employees, which was funded from the assets of the Company’s pension plans.
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
The total cost arising from the Company’s Supplemental Executive Retirement Plan (SERP) consists of the following components:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2024	2023	2024	2023
Service cost	$287	$148	$862	$444
Interest cost	1,128	1,164	3,385	3,494
Net Periodic Cost	$1,415	$1,312	$4,247	$3,938

Defined Benefit Plan Assets. The Company’s defined benefit pension obligations are funded by a portfolio made up of private investment funds, a U.S. stock index fund, and a relatively small number of stocks and high-quality fixed-income securities that are held by a third-party trustee. The assets of the Company’s pension plans were allocated as follows:

	As of
	September 30, 2024	December 31, 2023

U.S. equities	56%	59%
U.S. fixed income	17%	7%
Private investment funds	16%	17%
International equities	11%	14%
U.S. stock index fund	—%	3%
	100%	100%
The Company manages approximately 48% of the pension assets internally, of which the majority is invested in private investment funds with the remaining investments in Berkshire Hathaway and Markel stock, and short-term fixed-income securities. The remaining 52% of plan assets are managed by two investment companies. The goal of the investment managers is to produce moderate long-term growth in the value of these assets, while protecting them against large decreases in value. Both investment managers may invest in a combination of equity and fixed-income securities and cash. The managers are not permitted to invest in securities of the Company or in alternative investments. One investment manager cannot invest more than 15% of the assets at the time of purchase in the stock of Alphabet and Berkshire Hathaway, and no more than 35% of the assets it manages in specified international exchanges at the time the investment is made. The other investment manager cannot invest more than 20% of the assets at the time of purchase in the stock of Berkshire Hathaway and no more than 15% of the assets it manages in specified international exchanges at the time the investment is made. Excluding the exceptions noted above, the investment managers cannot invest more than 10% of the assets in the securities of any other single issuer, except for obligations of the U.S. Government, without receiving prior approval from the Plan administrator.
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
The Company evaluated its defined benefit pension plan asset portfolio for the existence of significant concentrations (defined as greater than 10% of plan assets) of credit risk as of September 30, 2024. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country and individual fund. At September 30, 2024, the pension plan held investments in one common stock, one private investment fund, and one U.S. Treasury securities fund that exceeded 10% of total plan assets, valued at $1,736.1 million, or approximately 51% of total plan assets. At December 31, 2023, the pension plan held investments in one common stock and one private investment fund that exceeded 10% of total plan assets, valued at $1,011.1 million, or approximately 34% of total plan assets. Assets also included $91.0 million and $82.4 million of Markel shares at September 30, 2024 and December 31, 2023, respectively.
Other Postretirement Plans. The total benefit arising from the Company’s other postretirement plans consists of the following components:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2024	2023	2024	2023
Interest cost	$14	$38	$42	$112
Amortization of prior service credit	—	(2)	—	(4)
Recognized actuarial gain	(469)	(585)	(1,408)	(1,757)
Net Periodic Benefit	$(455)	$(549)	$(1,366)	$(1,649)

12. OTHER NON-OPERATING (EXPENSE) INCOME
A summary of non-operating (expense) income is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2024	2023	2024	2023
Gain on sale of businesses	$3,763	$1,136	$8,121	$14,368
Foreign currency (loss) gain, net	(4,559)	1,720	(5,642)	1,820
Impairment of cost method investments	—	—	(744)	—
Gain on sale of investment in affiliate	—	—	15	15
Gain on sale of cost method investments	1	127	7	958
Gain on cost method investments	191	—	191	3,104
Other gain, net	139	598	1,025	2,193
Total Other Non-Operating (Expense) Income	$(465)	$3,581	$2,973	$22,458
The gain on cost method investments results from observable price changes in the fair value of the underlying equity securities accounted for under the cost method (see Notes 3 and 8).
During the nine months ended September 30, 2024, the Company recorded contingent consideration gains of $0.9 million related to the disposition of Kaplan University (KU) in 2018. During the three and nine months ended September 30, 2023, the Company recorded contingent consideration gains of $1.1 million and $4.3 million, respectively.
In the third quarter of 2024, the Company recorded a $3.7 million gain related to Kaplan’s sale of a small business (see Note 2).
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

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The other comprehensive income (loss) consists of the following components:

	Three Months Ended September 30
	2024			2023
	Before-Tax	Income	After-Tax	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$31,469	$—	$31,469	$(19,474)	$—	$(19,474)
Adjustment for sale of a business with foreign operations	(765)	—	(765)	—	—	—
	30,704	—	30,704	(19,474)	—	(19,474)
Pension and other postretirement plans:
Amortization of net prior service (credit) cost included in net income	(487)	124	(363)	410	(105)	305
Amortization of net actuarial gain included in net income	(12,360)	3,164	(9,196)	(10,473)	2,694	(7,779)
	(12,847)	3,288	(9,559)	(10,063)	2,589	(7,474)
Cash flow hedges:
Losses for the period	(1,975)	515	(1,460)	(3,824)	879	(2,945)
Other Comprehensive Income (Loss)	$15,882	$3,803	$19,685	$(33,361)	$3,468	$(29,893)

	Nine Months Ended September 30
	2024			2023
	Before-Tax	Income	After-Tax	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$21,702	$—	$21,702	$(8,096)	$—	$(8,096)
Adjustment for sale of a business with foreign operations	(765)	—	(765)	—	—	—
	20,937	—	20,937	(8,096)	—	(8,096)
Pension and other postretirement plans:
Amortization of net prior service (credit) cost included in net income	(1,463)	374	(1,089)	1,230	(316)	914
Amortization of net actuarial gain included in net income	(37,080)	9,493	(27,587)	(31,673)	8,147	(23,526)
	(38,543)	9,867	(28,676)	(30,443)	7,831	(22,612)
Cash flow hedges:
Losses for the period	(518)	135	(383)	(3,566)	820	(2,746)
Other Comprehensive Loss	$(18,124)	$10,002	$(8,122)	$(42,105)	$8,651	$(33,454)
The accumulated balances related to each component of other comprehensive income (loss) are as follows:

(in thousands, net of taxes)	Cumulative Foreign Currency Translation Adjustment	Unrealized Gain on Pensions and Other Postretirement Plans	Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance as of December 31, 2023	$(32,711)	$649,185	$(2,137)	$614,337
Other comprehensive income (loss) before reclassifications	21,702	—	(22)	21,680
Net amount reclassified from accumulated other comprehensive income (loss)	(765)	(28,676)	(361)	(29,802)
Net other comprehensive income (loss)	20,937	(28,676)	(383)	(8,122)
Balance as of September 30, 2024	$(11,774)	$620,509	$(2,520)	$606,215

The amounts and line items of reclassifications out of Accumulated Other Comprehensive Income (Loss) are as follows:

	Three Months Ended September 30		Nine Months Ended September 30		Affected Line Item in the Condensed Consolidated Statements of Operations

(in thousands)	2024	2023	2024	2023
Foreign Currency Translation Adjustments:
Adjustment for sale of a business with foreign operations	$(765)	$—	$(765)	$—	Other (expense) income, net
Pension and Other Postretirement Plans:
Amortization of net prior service (credit) cost	(487)	410	(1,463)	1,230	(1)
Amortization of net actuarial gain	(12,360)	(10,473)	(37,080)	(31,673)	(1)
	(12,847)	(10,063)	(38,543)	(30,443)	Before tax
	3,288	2,589	9,867	7,831	Provision for Income Taxes
	(9,559)	(7,474)	(28,676)	(22,612)	Net of Tax
Cash Flow Hedges	(116)	(4,828)	(361)	(5,237)	Interest expense
Total reclassification for the period	$(10,440)	$(12,302)	$(29,802)	$(27,849)	Net of Tax
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
As of September 30, 2024, Kaplan had a total outstanding accounts receivable balance of $113.8 million from Purdue Global related to amounts due for reimbursements for services, fees earned and a deferred fee. Included in this total, Kaplan has a $19.7 million long-term receivable balance due from Purdue Global at September 30, 2024, related to the advance of $20.0 million during the initial KU Transaction.
During the three and nine months ended September 30, 2024, the automotive group recorded expense of $2.0 million and $6.0 million, respectively, for operating and management services provided by Christopher J. Ourisman and his team of industry professionals. During the three and nine months ended September 30, 2023, the automotive group recorded expense of $1.8 million and $5.2 million, respectively, for these services.

The following tables summarize the financial information related to each of the Company’s business segments:

	Three Months Ended September 30		Nine Months Ended September 30

(in thousands)	2024	2023	2024	2023
Operating Revenues
Education	$438,090	$411,837	$1,283,587	$1,192,105
Television broadcasting	145,422	116,112	373,958	347,818
Manufacturing	95,385	109,216	300,914	343,882
Healthcare	155,413	116,164	431,142	331,505
Automotive	289,392	272,018	902,046	765,251
Other businesses	83,464	86,653	253,753	269,110
Corporate office	576	365	1,727	1,215
Intersegment elimination	(580)	(846)	(2,023)	(2,822)
	$1,207,162	$1,111,519	$3,545,104	$3,248,064
Income (Loss) from Operations before Amortization of Intangible Assets and Impairment of Goodwill and Other Long-Lived Assets
Education	$37,311	$33,069	$109,021	$94,625
Television broadcasting	63,274	33,310	126,745	97,808
Manufacturing	7,114	10,515	20,216	39,019
Healthcare	14,419	6,837	34,481	19,986
Automotive	9,069	8,240	28,929	28,543
Other businesses	(27,073)	(24,404)	(77,456)	(73,428)
Corporate office	(14,081)	(14,599)	(43,454)	(39,881)
	$90,033	$52,968	$198,482	$166,672
Amortization of Intangible Assets and Impairment of Goodwill and Other Long-Lived Assets
Education	$2,421	$3,210	$8,267	$11,610
Television broadcasting	1,360	1,363	4,070	4,088
Manufacturing	2,619	51,489	8,387	60,683
Healthcare	159	866	1,393	2,702
Automotive	5	3	10	3
Other businesses	1,821	53,149	33,354	58,987
Corporate office	—	—	—	—
	$8,385	$110,080	$55,481	$138,073
Income (Loss) from Operations
Education	$34,890	$29,859	$100,754	$83,015
Television broadcasting	61,914	31,947	122,675	93,720
Manufacturing	4,495	(40,974)	11,829	(21,664)
Healthcare	14,260	5,971	33,088	17,284
Automotive	9,064	8,237	28,919	28,540
Other businesses	(28,894)	(77,553)	(110,810)	(132,415)
Corporate office	(14,081)	(14,599)	(43,454)	(39,881)
	$81,648	$(57,112)	$143,001	$28,599
Equity in Losses of Affiliates, Net	(13,361)	(791)	(8,470)	(2,245)
Interest Expense, Net	(23,619)	(9,824)	(130,041)	(33,140)
Non-Operating Pension and Postretirement Benefit Income, Net	38,307	35,653	105,379	97,313
Gain on Marketable Equity Securities, Net	30,496	16,759	154,276	113,429
Other (Expense) Income, Net	(465)	3,581	2,973	22,458
Income (Loss) Before Income Taxes	$113,006	$(11,734)	$267,118	$226,414

	Three Months Ended September 30		Nine Months Ended September 30

(in thousands)	2024	2023	2024	2023
Depreciation of Property, Plant and Equipment
Education	$8,576	$10,000	$26,736	$28,428
Television broadcasting	2,756	3,120	8,494	9,243
Manufacturing	2,818	2,388	8,227	6,957
Healthcare	1,754	1,411	5,031	3,802
Automotive	1,774	1,304	5,203	3,565
Other businesses	3,522	3,832	11,909	10,882
Corporate office	132	152	432	458
	$21,332	$22,207	$66,032	$63,335
Pension Service Cost
Education	$4,445	$2,226	$13,267	$6,680
Television broadcasting	1,528	833	4,583	2,498
Manufacturing	978	280	1,897	836
Healthcare	4,804	3,521	14,413	10,563
Automotive	29	16	86	26
Other businesses	1,963	662	5,577	1,847
Corporate office	1,014	952	3,043	2,856
	$14,761	$8,490	$42,866	$25,306
Capital Expenditures
Education	$5,811	$8,316	$18,468	$23,516
Television broadcasting	982	1,841	4,319	5,018
Manufacturing	3,817	4,380	12,085	14,971
Healthcare	4,016	4,579	8,842	9,732
Automotive	724	2,112	3,093	6,215
Other businesses	6,401	5,508	16,776	12,120
Corporate office	2,020	6	2,425	9
	$23,771	$26,742	$66,008	$71,581
Asset information for the Company’s business segments is as follows:

	As of
(in thousands)	September 30, 2024	December 31, 2023
Identifiable Assets
Education	$2,037,877	$2,021,471
Television broadcasting	412,391	419,557
Manufacturing	416,089	431,712
Healthcare	306,049	265,150
Automotive	592,274	597,267
Other businesses	333,937	368,542
Corporate office	187,586	93,760
	$4,286,203	$4,197,459
Investments in Marketable Equity Securities	825,416	690,153
Investments in Affiliates	168,161	186,480
Prepaid Pension Cost	2,141,036	2,113,638
Total Assets	$7,420,816	$7,187,730

The Company’s education division comprises the following operating segments:

	Three Months Ended September 30		Nine Months Ended September 30

(in thousands)	2024	2023	2024	2023
Operating Revenues
Kaplan international	$277,009	$249,976	$813,833	$714,715
Higher education	85,655	81,925	246,818	250,557
Supplemental education	76,134	78,332	221,389	226,535
Kaplan corporate and other	158	3,101	5,739	8,360
Intersegment elimination	(866)	(1,497)	(4,192)	(8,062)
	$438,090	$411,837	$1,283,587	$1,192,105
Income (Loss) from Operations before Amortization of Intangible Assets and Impairment of Long-Lived Assets
Kaplan international	$25,538	$22,220	$82,674	$64,272
Higher education	11,385	8,465	31,258	33,343
Supplemental education	11,186	9,729	21,438	16,992
Kaplan corporate and other	(10,717)	(7,412)	(26,357)	(20,074)
Intersegment elimination	(81)	67	8	92
	$37,311	$33,069	$109,021	$94,625
Amortization of Intangible Assets	$2,421	$3,210	$8,267	$11,133
Impairment of Long-Lived Assets	$—	$—	$—	$477
Income (Loss) from Operations
Kaplan international	$25,538	$22,220	$82,674	$64,272
Higher education	11,385	8,465	31,258	33,343
Supplemental education	11,186	9,729	21,438	16,992
Kaplan corporate and other	(13,138)	(10,622)	(34,624)	(31,684)
Intersegment elimination	(81)	67	8	92
	$34,890	$29,859	$100,754	$83,015
Depreciation of Property, Plant and Equipment
Kaplan international	$7,202	$7,599	$21,735	$20,832
Higher education	589	1,258	2,291	3,431
Supplemental education	777	1,117	2,653	4,087
Kaplan corporate and other	8	26	57	78
	$8,576	$10,000	$26,736	$28,428
Pension Service Cost
Kaplan international	$198	$83	$527	$244
Higher education	1,903	958	5,729	2,803
Supplemental education	1,962	1,063	5,874	3,110
Kaplan corporate and other	382	122	1,137	523
	$4,445	$2,226	$13,267	$6,680
Capital Expenditures
Kaplan international	$4,734	$6,445	$16,254	$19,747
Higher education	535	999	768	1,637
Supplemental education	542	872	1,446	2,110
Kaplan corporate and other	—	—	—	22
	$5,811	$8,316	$18,468	$23,516
Asset information for the Company’s education division is as follows:

	As of
(in thousands)	September 30, 2024	December 31, 2023
Identifiable Assets
Kaplan international	$1,553,897	$1,537,989
Higher education	205,409	187,972
Supplemental education	230,742	249,519
Kaplan corporate and other	47,829	45,991
	$2,037,877	$2,021,471

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.
This analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto.
Results of Operations
The Company reported net income attributable to common shares of $72.5 million ($16.42 per share) for the third quarter of 2024, compared to a net loss of $23.0 million ($5.02 per share) for the third quarter of 2023.
Items included in the Company’s net income for the third quarter of 2024:
•$3.7 million in non-operating expenses related to Separation Incentive Programs (SIPs) at Kaplan, manufacturing and other businesses (after tax-impact of $2.7 million, or $0.62 per share);
•$9.7 million in interest expense to adjust the fair value of the mandatorily redeemable noncontrolling interest (after-tax impact of $13.2 million, or $3.00 per share);
•$30.5 million in net gains on marketable equity securities (after-tax impact of $22.7 million, or $5.14 per share);
•$2.3 million in net losses of affiliates whose operations are not managed by the Company (after-tax impact of $1.7 million, or $0.39 per share);
•a non-operating gain of $3.8 million from the sale of certain businesses and websites (after-tax impact of $2.6 million, or $0.58 per share); and
•a net non-operating loss of $14.2 million from the impairment and write-up of equity and cost method investments (after-tax impact of $10.6 million, or $2.40 per share).
Items included in the Company’s net income for the third quarter of 2023:
•$98.3 million in goodwill and other long-lived asset impairment charges (after tax impact of $84.4 million, or $18.18 per share);
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
Revenue for the third quarter of 2024 was $1,207.2 million, up 9% from $1,111.5 million in the third quarter of 2023. Revenues increased at education, television broadcasting, healthcare and automotive, partially offset by declines at manufacturing and other businesses. The Company reported operating income of $81.6 million for the third quarter of 2024, compared to an operating loss of $57.1 million for the third quarter of 2023. The improvement in operating results is due to goodwill and other long-lived asset impairment charges at World of Good Brands (WGB) and Dekko in the third quarter of 2023 and increases at education, television broadcasting, healthcare and automotive, partially offset by declines at manufacturing and other businesses, excluding the impairments.
For the first nine months of 2024, the Company recorded net income attributable to common shares of $175.8 million ($39.49 per share), compared to $152.0 million ($32.14 per share) for the first nine months of 2023.

Items included in the Company’s net income for the first nine months of 2024:
•$26.3 million in goodwill and intangible asset impairment charges at WGB (after tax impact of $21.2 million, or $4.77 per share);
•$20.5 million in non-operating expenses related to a Voluntary Retirement Incentive Program (VRIP) at the television broadcasting division and the corporate office, and SIPs at Kaplan, manufacturing and other businesses (after tax-impact of $15.2 million, or $3.42 per share);
•$85.1 million in interest expense to adjust the fair value of the mandatorily redeemable noncontrolling interest (after-tax impact of $76.4 million, or $17.16 per share);
•$154.3 million in net gains on marketable equity securities (after-tax impact of $114.8 million, or $25.77 per share);
•$4.9 million in net losses of affiliates whose operations are not managed by the Company (after-tax impact of $3.7 million, or $0.82 per share);
•a non-operating gain of $7.2 million from the sale of certain businesses and websites (after-tax impact of $5.3 million, or $1.19 per share); and
•a net non-operating loss of $15.0 million from the impairment and write-up of equity and cost method investments (after-tax impact of $11.1 million, or $2.50 per share).
Items included in the Company’s net income for the first nine months of 2023:
•a $4.7 million net credit related to a fair value change in contingent consideration from prior acquisitions (after-tax impact of $4.5 million, or $0.98 per share);
•$99.1 million in goodwill and other long-lived asset impairment charges (after-tax impact of $85.0 million, or $18.30 per share);
•$9.6 million in expenses related to non-operating SIPs at other businesses and the education and television broadcasting divisions (after-tax impact of $7.2 million, or $1.54 per share);
•$1.4 million in net interest expense to adjust the fair value of the mandatorily redeemable noncontrolling interest (after-tax impact of $1.3 million, or $0.27 per share);
•$113.4 million in net gains on marketable equity securities (after-tax impact of $83.6 million, or $17.99 per share);
•$9.7 million in net losses of affiliates whose operations are not managed by the Company (after-tax impact of $7.1 million, or $1.53 per share);
•a non-operating gain of $10.0 million on the sale of Pinna (after-tax impact of $7.4 million, or $1.59 per share);
•non-operating gain of $3.9 million from the write-up and sales of cost method investments (after-tax impact of $2.9 million, or $0.63 per share); and
•a $4.6 million credit to interest expense resulting from gains realized related to the termination of interest rate swaps (after-tax impact of $3.3 million, or $0.72 per share).
Revenue for the first nine months of 2024 was $3,545.1 million, up 9% from $3,248.1 million in the first nine months of 2023. Revenues increased at education, television broadcasting, healthcare and automotive, partially offset by declines at manufacturing and other businesses. The Company recorded operated income of $143.0 million for the first nine months of 2024, compared to $28.6 million for the first nine months of 2023. Excluding goodwill and other long-lived asset impairment charges, the improvement in operating results is due to increases at education, television broadcasting, healthcare and automotive, partially offset by declines at manufacturing and other businesses.
Division Results
Education
Education division revenue totaled $438.1 million for the third quarter of 2024, up 6% from $411.8 million for the same period of 2023. Kaplan reported operating income of $34.9 million for the third quarter of 2024, compared to $29.9 million for the third quarter of 2023.

For the first nine months of 2024, education division revenue totaled $1,283.6 million, up 8% from $1,192.1 million for the same period of 2023. Kaplan reported operating income of $100.8 million for the first nine months of 2024, compared to $83.0 million for the first nine months of 2023.
A summary of Kaplan’s operating results is as follows:

	Three Months Ended			Nine Months Ended
	September 30			September 30
(in thousands)	2024	2023	% Change	2024	2023	% Change
Revenue
Kaplan international	$277,009	$249,976	11	$813,833	$714,715	14
Higher education	85,655	81,925	5	246,818	250,557	(1)
Supplemental education	76,134	78,332	(3)	221,389	226,535	(2)
Kaplan corporate and other	158	3,101	(95)	5,739	8,360	(31)
Intersegment elimination	(866)	(1,497)	—	(4,192)	(8,062)	—
	$438,090	$411,837	6	$1,283,587	$1,192,105	8
Operating Income (Loss)
Kaplan international	$25,538	$22,220	15	$82,674	$64,272	29
Higher education	11,385	8,465	34	31,258	33,343	(6)
Supplemental education	11,186	9,729	15	21,438	16,992	26
Kaplan corporate and other	(10,717)	(7,412)	(45)	(26,357)	(20,074)	(31)
Amortization of intangible assets	(2,421)	(3,210)	25	(8,267)	(11,133)	26
Impairment of long-lived assets	—	—	—	—	(477)	—
Intersegment elimination	(81)	67	—	8	92	—
	$34,890	$29,859	17	$100,754	$83,015	21
Kaplan International includes postsecondary education, professional training and language training businesses largely outside the United States (U.S.). Kaplan International revenue increased 11% and 14% for the third quarter and first nine months of 2024, respectively (9% and 12%, respectively, on a constant currency basis). The increase is due largely to growth at Australia, Pathways, UK Professional and Singapore. Kaplan International reported operating income of $25.5 million in the third quarter of 2024, compared to $22.2 million in the third quarter of 2023. The increase is due largely to improved results at Australia, UK Professional and Pathways. Operating income increased to $82.7 million in the first nine months of 2024, compared to $64.3 million in the first nine months of 2023. The increase is due largely to improved results at Australia, UK Professional, Pathways and Singapore, partially offset by a decline at Languages.
Higher Education includes the results of Kaplan as a service provider to higher education institutions. Higher Education revenue increased 5% for the third quarter of 2024, due primarily to an increase in the Purdue Global fee recorded. Higher Education revenue declined 1% for the first nine months of 2024, due to reduced reimbursable expenses from Purdue Global. Enrollments at Purdue Global, the largest institutional client, increased 2% for the first nine months of 2024 compared to the first nine months of 2023. For the third quarter and first nine months of 2024 and 2023, Kaplan recorded a portion of the fee from Purdue Global. The Company will continue to assess the fee it records from Purdue Global on a quarterly basis to make a determination as to whether to record all or part of the fee in the future and whether to adjust fee amounts recognized in earlier periods. Higher Education operating results improved in the third quarter of 2024 due to an increase in the Purdue Global fee recorded. Higher Education operating results declined in the first nine months of 2024 due to primarily to an increase in higher education development costs.
Supplemental Education includes Kaplan’s standardized test preparation programs and domestic professional and other continuing education businesses. Supplemental Education revenue declined 3% and 2% for the third quarter and first nine months of 2024, respectively, driven mostly by softness in Medical Licensure test preparation and publishing activities and Real Estate, offset in part by growth in Insurance, CFA, Architecture and Engineering and MCAT test preparation. Operating results improved in the third quarter and first nine months of 2024 due to cost reductions from lower headcount, partially offset by lower revenues.
Kaplan corporate and other represents unallocated expenses of Kaplan, Inc.’s corporate office, other minor businesses and certain shared activities. Kaplan corporate and other expenses increased in the third quarter and first nine months of 2024, largely due to increased employee benefit and incentive compensation costs.
In the third quarter of 2024, the Company offered a SIP to certain employees at Supplemental Education, which was funded from the assets of the Company’s pension plan; $2.7 million in related non-operating pension expense was recorded in the third quarter of 2024.

Television Broadcasting
A summary of television broadcasting’s operating results is as follows:

	Three Months Ended			Nine Months Ended
	September 30			September 30
(in thousands)	2024	2023	% Change	2024	2023	% Change
Revenue	$145,422	$116,112	25	$373,958	$347,818	8
Operating Income	61,914	31,947	94	122,675	93,720	31
Graham Media Group, Inc. owns seven television stations located in Houston, TX; Detroit, MI; Orlando, FL; San Antonio, TX; Jacksonville, FL; and Roanoke, VA, as well as SocialNewsDesk, a provider of social media management tools designed to connect newsrooms with their users. Revenue at the television broadcasting division increased 25% to $145.4 million in the third quarter of 2024, from $116.1 million in the same period of 2023. The revenue increase is due to a $34.5 million increase in political advertising revenue, increases from summer Olympics-related advertising revenue at the Company’s NBC stations and an increase in digital advertising revenue, partially offset by a $3.4 million decrease in retransmission revenue and a decline in local advertising revenue. Operating income for the third quarter of 2024 was up 94% to $61.9 million, from $31.9 million in the same period of 2023, due to higher revenues and lower network fees, partially offset by increased pension expense.
Revenue at the television broadcasting division was up 8% to $374.0 million in the first nine months of 2024, from $347.8 million in the same period of 2023. The revenue increase is due to a $40.8 million increase in political advertising revenue, increases from summer Olympics-related advertising at the Company’s NBC stations and an increase in digital advertising revenue, partially offset by a decline in local advertising revenue and a $6.1 million decrease in retransmission revenue. Operating income for the first nine months of 2024 was up 31% to $122.7 million, from $93.7 million in the same period of 2023, due to higher revenues and lower network fees, partially offset by increased pension expense. While per subscriber rates from cable, satellite and OTT providers have grown, overall cable and satellite subscribers are down due to cord cutting, resulting in retransmission revenue net of network fees in 2024 expected to decline compared with 2023, and this trend is expected to continue.
In the second quarter of 2024, the Company offered a VRIP to certain employees at the television broadcasting division. The early retirement program expense for this program was funded by the assets of the Company’s pension plan; $14.3 million in related non-operating pension expense was recorded in the second quarter of 2024.
Manufacturing
A summary of manufacturing’s operating results is as follows:

	Three Months Ended			Nine Months Ended
	September 30			September 30
(in thousands)	2024	2023	% Change	2024	2023	% Change
Revenue	$95,385	$109,216	(13)	$300,914	$343,882	(12)
Operating Income (Loss)	4,495	(40,974)	—	11,829	(21,664)	—
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
Manufacturing revenues decreased 13% and 12% in the third quarter and first nine months of 2024, respectively. The revenue decline in the third quarter of 2024 is due to largely to lower revenues at Hoover, along with declines at Dekko, partially offset by increased revenues at Forney. The revenue decline in the first nine months of 2024 is due largely to lower revenues at Hoover, and declines at Dekko and Joyce. The revenue decline at Hoover is due largely to a decrease in overall product demand, particularly for multi-family housing. Revenues declined at Dekko due to lower product demand. Overall, Hoover results included wood gains on inventory sales in the first nine months of 2024 and 2023, with gains in the first nine months of 2024 much lower than the prior year. For the third quarter of 2024, Hoover results included modest wood gains on inventory sales compared with higher wood gains on inventory sales in the third quarter of 2023. Manufacturing operating results improved in the third quarter and first nine months of 2024 due to a $47.8 million goodwill impairment charge at Dekko recorded in the third quarter 2023. Excluding this goodwill impairment charge, manufacturing results were down in the third quarter and first nine months of 2024, due largely to significant declines at Hoover and Dekko, along with declines at Joyce and Forney.

In the third quarter of 2024, the Company offered a SIP to certain employees at Dekko, which was funded by the assets of the Company’s pension plan; $0.1 million in related non-operating pension expense was recorded in the third quarter of 2024.
Healthcare
A summary of healthcare’s operating results is as follows:

	Three Months Ended			Nine Months Ended
	September 30			September 30
(in thousands)	2024	2023	% Change	2024	2023	% Change
Revenue	$155,413	$116,164	34	$431,142	$331,505	30
Operating Income	14,260	5,971	—	33,088	17,284	91
Graham Healthcare Group (GHG) provides home health and hospice services in seven states. GHG also provides nursing care and prescription services for patients receiving in-home infusion treatments through its 86.7% interest in CSI Pharmacy Holding Company, LLC (CSI), and other healthcare services. Healthcare revenues increased 34% and 30% for the third quarter and first nine months of 2024, respectively, due largely to significant growth at CSI from an expansion of infusion treatment offerings and patient service areas; revenues also grew in home health and hospice services and at the other healthcare businesses. The increase in GHG operating results in the third quarter and first nine months of 2024 is due to substantially higher operating results at CSI from significant revenue growth, along with improved results at home health, partially offset by increased pension expense. In January 2022, GHC implemented a pension credit retention program offering a pension credit up to $50,000 per employee, cliff vested after three years of continuous employment for certain existing employees and new employees. Effective April 1, 2024, this program is no longer being offered to new employees.
The Company also holds interests in four home health and hospice joint ventures managed by GHG, whose results are included in equity in earnings of affiliates in the Company’s Condensed Consolidated Statements of Operations. The Company recorded equity in earnings of $3.4 million and $1.9 million for the third quarter of 2024 and 2023, respectively, from these joint ventures. The Company recorded equity in earnings of $10.2 million and $6.9 million for the first nine months of 2024 and 2023, respectively.
Automotive
A summary of automotive’s operating results is as follows:

	Three Months Ended			Nine Months Ended
	September 30			September 30
(in thousands)	2024	2023	% Change	2024	2023	% Change
Revenue	$289,392	$272,018	6	$902,046	$765,251	18
Operating Income	9,064	8,237	10	28,919	28,540	1
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
Revenues for the third quarter of 2024 increased 6% due largely to the Toyota of Richmond acquisition and the addition of the Kia dealership, as well as sales growth for services and parts, partially offset by a decline in new and used vehicle sales and a decline in sales of finance and insurance product offerings. Revenues for the first nine months of 2024 increased 18% due largely to the Toyota of Richmond acquisition and the addition of the Kia dealership, as well as sales growth for services and parts, partially offset by a decline in used vehicle sales and a decline in sales of finance and insurance products offerings. Operating results increased for the third quarter of 2024 due largely to earnings from the Toyota of Richmond acquisition and higher overall gross profit on services and parts, partially offset by lower overall gross margins on new vehicles and a decline in finance and insurance product sales. Operating results increased modestly for the first nine months of 2024 due largely to earnings from the Toyota of Richmond acquisition and higher overall gross profit on services and parts, partially offset by lower overall gross margins on new and used vehicles and a decline in finance and insurance product sales.

Other Businesses
A summary of revenue by category for other businesses:

	Three Months Ended			Nine Months Ended
	September 30		%	September 30		%
(in thousands)	2024	2023	Change	2024	2023	Change
Operating Revenues
Retail (1)	$24,678	$28,446	(13)	$77,288	$90,215	(14)
Media (2)	23,623	27,418	(14)	69,667	78,105	(11)
Specialty (3)	35,163	30,789	14	106,798	100,790	6
	$83,464	$86,653	(4)	$253,753	$269,110	(6)
____________

(1)	Includes Society6 and Saatchi Art (formerly Leaf Marketplace) and Framebridge
(2)	Includes World of Good Brands (formerly Leaf Media), Code3, Slate, Foreign Policy, Pinna and City Cast
(3)	Includes Clyde’s Restaurant Group, Decile and Supporting Cast
Overall, revenue from other businesses declined 4% and 6% in the third quarter and first nine months of 2024, respectively. Retail revenue declined in the first nine months of 2024 largely due to lower revenue at Society6, partially offset by revenue growth at Saatchi Art and Framebridge. Media revenue declined in the first nine months of 2024 due to lower revenue at WGB and Code3, partially offset by revenue growth at Slate, Foreign Policy and City Cast. Specialty revenue increased in the first nine months of 2024 due to revenue growth at Clyde’s Restaurant Group (CRG), Decile and Supporting Cast. Excluding the former Leaf businesses, revenue from other businesses grew in the third quarter and first nine months of 2024.
Overall, operating results at other businesses improved in the first nine months of 2024 due to $26.3 million in goodwill and intangible asset impairment charges at WGB in 2024 compared to $50.2 million in goodwill impairment charges at WGB in 2023. Excluding these impairment charges and increased pension expense, operating losses at other businesses in the first nine months of 2024 were similar to the prior year.
Leaf Group
On June 14, 2021, the Company acquired Leaf Group Ltd. (Leaf), a consumer internet company headquartered in Santa Monica, CA, that builds enduring, creator-driven brands that reach passionate audiences in large lifestyle categories, including fitness and wellness (Well+Good and Livestrong.com), and home, art and design (Saatchi Art and Society6).
In the second quarter of 2023, the Company restructured Leaf into three stand-alone businesses: Society6 (formerly included in Leaf Marketplace), Saatchi Art (formerly included in Leaf Marketplace) and WGB (formerly Leaf Media). The transition process for this restructuring has involved various cost reduction initiatives, including elimination of shared services costs and functions; transitioning financial and human resources systems; and rationalizing physical facilities and data centers. In the first and second quarters of 2023, Leaf implemented a SIP to reduce the number of employees, which was funded by the assets of the Company’s pension plan; $2.9 million and $3.9 million in related non-operating pension expense was recorded in the first and second quarters of 2023, respectively. Each of Society6, Saatchi Art and WGB has continued with the transition and cost reduction process, which was largely complete at the end of the second quarter of 2024. In the third quarter of 2024, the Company implemented an additional SIP at Society6, Saatchi Art and WGB, which was funded from the assets of the Company’s pension plan; $0.5 million in related non-operating pension expense was recorded.
Revenues at Society6 and WGB declined substantially in the third quarter and first nine months of 2024. Revenue declines at Society6 are due to declines in traffic, largely driven by a significant decrease in advertising spend, as well as softer demand in the home decor category. Revenue declines at WGB are due to reduced traffic and the soft digital advertising market for programmatic. Revenues at Saatchi Art grew in the first nine months of 2024. Overall, the Leaf businesses reported significant operating losses in each of the third quarters and first nine months of 2024 and 2023.
As a result of the substantial digital advertising revenue declines and continued significant operating losses at WGB, the Company recorded a $50.2 million goodwill impairment charge in the third quarter of 2023. In the second quarter of 2024, the Company recorded an additional $26.3 million in goodwill and intangible asset impairment charges at WGB. Excluding these impairment charges, losses increased at the Leaf businesses in the third quarter and first nine months of 2024.

Clyde’s Restaurant Group
CRG owns and operates 13 restaurants and entertainment venues in the Washington, DC metropolitan area, including Old Ebbitt Grill and The Hamilton. In July 2024, CRG opened Rye Street Tavern, a new restaurant in Baltimore, MD. Revenue increased in the third quarter and first nine months of 2024 due to the new restaurant opening and modest price increases. Operating results declined in the third quarter and first nine months of 2024. Excluding pre-opening expenses incurred for new restaurants, operating results improved modestly for the third quarter and first nine months of 2024. CRG reported an operating loss in each of the third quarters of 2024 and 2023, while CRG reported an operating profit in each of the first nine months of 2024 and 2023.
CRG plans to open new restaurants in Washington, DC and Reston, VA in late 2024 and late 2025, respectively.
Framebridge
Framebridge is a custom framing service company, headquartered in Washington, DC, with 26 retail locations, and two manufacturing facilities in Kentucky and Virginia. In the third quarter of 2024, Framebridge opened three new retail stores. Framebridge plans to open six additional retail stores in the fourth quarter of 2024 and continues to actively explore other opportunities for further store expansion.
Revenues increased in the third quarter and first nine months of 2024 due to an increase in retail revenue from same-store sales growth and operating additional retail stores compared to the same periods in 2023. Framebridge is an investment stage business and reported significant operating losses in the first nine months of 2024 and 2023. Excluding increased pension expense, operating losses at Framebridge for the first nine months of 2024 were similar to the prior year.
In the first and second quarters of 2024, Framebridge implemented a SIP, which was funded by the assets of the Company’s pension plan; $0.4 million and $1.0 million in related non-operating pension expense was recorded in the first and second quarters of 2024, respectively.
Other
Other businesses also include Code3, a performance marketing agency focused on driving performance for brands though three core elements of digital success: media, creative and commerce; Slate and Foreign Policy, which publish online and print magazines and websites; and three investment stage businesses, Decile, City Cast and Supporting Cast. Slate, Supporting Cast, City Cast, Foreign Policy and Decile reported revenue growth in the first nine months of 2024, while Code3 reported a revenue decline. Losses from City Cast, Decile, Code3, Supporting Cast and Foreign Policy in the first nine months of 2024 adversely affected operating results, while Slate reported an operating profit during this period.
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
In the third quarter of 2024, Slate and Decile implemented SIPs to reduce the number of employees, which were funded by the assets of the Company’s pension plan; $0.3 million in related non-operating pension expense was recorded in the third quarter of 2024. In the second quarter of 2024, Code3 implemented a SIP to reduce the number of employees, which was funded by the assets of the Company’s pension plan; $0.6 million in related non-operating pension expense was recorded in the second quarter of 2024. In the first and second quarters of 2023, Code3 implemented a SIP to reduce the number of employees, which was funded by the assets of the Company’s pension plan; $1.2 million and $0.6 million in related non-operating pension expense was recorded in the first and second quarters of 2023.
Corporate Office
Corporate office includes the expenses of the Company’s corporate office and certain continuing obligations related to prior business dispositions. Corporate office expenses in the first nine months of 2023 benefited from a $4.2 million net credit related to a fair value change in contingent consideration from a prior acquisition.
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
Equity in Earnings (Losses) of Affiliates
At September 30, 2024, the Company held an approximate 18% interest in Intersection Holdings, LLC (Intersection), a company that provides digital marketing and advertising services and products for cities, transit systems, airports, and other public and private spaces; and a 41.4% interest on a fully diluted basis in Realm. The Company also holds interests in several other affiliates, including a number of home health and hospice joint ventures managed by GHG and two joint ventures managed by Kaplan. Overall, the Company recorded equity in losses of affiliates of $13.4 million for the third quarter of 2024, compared to $0.8 million for the third quarter of 2023. These amounts include $2.3 million and $2.8 million in net losses for the third quarter of 2024 and 2023, respectively, from affiliates whose operations are not managed by the Company. The 2024 amount also includes a $14.4 million impairment loss on the Company’s investment in N2K Networks.
The Company recorded equity in losses of affiliates of $8.5 million for the first nine months of 2024, compared to $2.2 million for the first nine months of 2023. These amounts include $4.9 million and $9.7 million in net losses for the first nine months of 2024 and 2023, respectively, from affiliates whose operations are not managed by the Company. The 2024 amount also includes a $14.4 million impairment loss on the Company’s investment in N2K Networks.
Net Interest Expense and Related Balances
In September 2023, the automotive subsidiary of the Company entered into a credit agreement with Truist Bank to finance the acquisition of the Toyota of Richmond dealership and to repay the outstanding balance of the automotive subsidiary commercial notes that were maturing in 2031 and 2032. The related interest rate swaps were also terminated, resulting in a realized gain of $4.6 million recorded as a credit to interest expense during the third quarter of 2023.
The Company incurred net interest expense of $23.6 million and $130.0 million for the third quarter and first nine months of 2024, respectively, compared to $9.8 million and $33.1 million for the third quarter and first nine months of 2023, respectively.
The Company recorded interest expense of $9.7 million and $85.1 million in the third quarter and first nine months of 2024, respectively, to adjust the fair value of the mandatorily redeemable noncontrolling interest at GHG. The significant adjustment recorded in the first nine months of 2024 is largely related to a substantial increase in the estimated fair value of CSI. The Company recorded interest expense of $1.1 million and $1.4 million in the third quarter and first nine months of 2023, respectively, to adjust the fair value of the mandatorily redeemable noncontrolling interest at GHG.
Excluding these adjustments, the increase in net interest expense relates primarily to higher debt balances, higher interest rates on the Company’s variable debt, and increased floor plan interest expense.
At September 30, 2024, the Company had $765.2 million in borrowings outstanding at an average interest rate of 6.2%, and cash, marketable equity securities and other investments of $1,114.0 million. At September 30, 2024, the Company had $66.9 million outstanding on its $300 million revolving credit facility.
Non-operating Pension and Postretirement Benefit Income, net
The Company recorded net non-operating pension and postretirement benefit income of $38.3 million and $105.4 million for the third quarter and first nine months of 2024, respectively, compared to $35.7 million and $97.3 million for the third quarter and first nine months of 2023, respectively.
In the third quarter of 2024, the Company recorded $3.7 million in expenses related to non-operating SIPs at Kaplan, manufacturing and other businesses. In the second quarter of 2024, the Company recorded $14.8 million in expenses related to a VRIP at the television broadcasting division and the corporate office and $1.6 million in expenses related to non-operating SIPs at other businesses. In the first quarter of 2024, the Company recorded $0.4 million in expenses related to a non-operating SIP at other businesses.
In the second quarter of 2023, the Company recorded $5.5 million in expenses related to non-operating SIPs at other businesses and the education and television broadcasting divisions. In the first quarter of 2023, the Company recorded $4.1 million in expenses related to non-operating SIPs at other businesses.
Gain on Marketable Equity Securities, net
Overall, the Company recognized $30.5 million and $154.3 million in net gains on marketable equity securities in the third quarter and first nine months of 2024, respectively, compared to $16.8 million and $113.4 million in net gains on marketable equity securities in the third quarter and first nine months of 2023, respectively.
Other Non-Operating Income (Expenses)
The Company recorded total other non-operating expenses, net, of $0.5 million for the third quarter of 2024, compared to income of $3.6 million for the third quarter of 2023. The 2024 amounts included $4.6 million in foreign currency losses; partially offset by a gain of $3.8 million on the sale of certain businesses and websites, and other items. The 2023 amounts included $1.7 million in foreign currency gains; $1.1 million in gains related to the sale of businesses and contingent consideration; a $0.1 million gain on sale of a cost method investment, and other items.
The Company recorded total other non-operating income, net, of $3.0 million for the first nine months of 2024, compared to $22.5 million for the first nine months of 2023. The 2024 amounts included a gain of $7.2 million on the sale of certain businesses and websites; $0.9 million in gains related to the sale of businesses and contingent consideration, and other items; partially offset by $5.6 million in foreign currency losses and a $0.7 million impairment on cost method investments. The 2023 amounts included a non-cash gain of $10.0 million on the sale of Pinna; $4.3 million in gains related to the sale of businesses and contingent consideration; a $3.1 million fair value increase on cost method investments; $1.8 million in foreign currency gains; a $1.0 million gain on sales of cost method investments, and other items.
Provision for Income Taxes
The Company’s effective tax rate for the first nine months of 2024 and 2023 was 32.2% and 31.1%, respectively. The Company’s effective tax rate for the first nine months of 2024 is based on the estimated full year 2024 effective tax rate, which includes the adverse impact of the permanent differences related to the interest expense recorded to adjust the fair value of the mandatorily redeemable noncontrolling interest at GHG and goodwill and intangible asset impairment charges.
Earnings (Loss) Per Share
The calculation of diluted earnings (loss) per share for the third quarter and first nine months of 2024 was based on 4,384,123 and 4,422,816 weighted average shares outstanding, respectively, compared to 4,601,521 and 4,700,304, respectively, for the third quarter and first nine months of 2023. At September 30, 2024, there were 4,347,533 shares outstanding. On September 12, 2024, the Board of Directors authorized the Company to acquire up to 500,000 shares of its Class B common stock; the Company has remaining authorization for 486,132 shares as of September 30, 2024.
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
Financial Condition: Liquidity and Capital Resources
The Company considers the following when assessing its liquidity and capital resources:

	As of
(In thousands)	September 30, 2024	December 31, 2023
Cash and cash equivalents	$244,361	$169,897
Restricted cash	37,863	31,994
Investments in marketable equity securities and other investments	831,760	697,028
Total debt	765,191	811,833
Cash generated by operations is the Company’s primary source of liquidity. The Company maintains investments in a portfolio of marketable equity securities, which is considered when assessing the Company’s sources of liquidity. An additional source of liquidity includes the undrawn portion of the Company’s $300 million revolving credit facility, amounting to $233.1 million at September 30, 2024 and the undrawn $50.0 million delayed draw term loan at the automotive subsidiary.
During the first nine months of 2024, the Company’s cash and cash equivalents increased by $74.5 million, due to cash generated from operations, the net proceeds from the sale and purchase of marketable equity securities and net proceeds from the vehicle floor plan payable, which was offset by share repurchases, repayment of borrowings, capital expenditures, and dividend payments. In the first nine months of 2024, the Company’s borrowings decreased by $46.6 million, primarily due to repayments under the revolving credit facility, term loan and commercial notes at the automotive subsidiary.
As of September 30, 2024 and December 31, 2023, the Company had money market investments of $95.5 million and $5.6 million, that are included in cash and cash equivalents. At September 30, 2024, the Company held approximately $96 million in cash and cash equivalents in businesses domiciled outside the U.S., of which approximately $8 million is not available for immediate use in operations or for distribution. Additionally, Kaplan’s business operations outside the U.S. retain cash balances to support ongoing working capital requirements, capital expenditures, and regulatory requirements. As a result, the Company considers a significant portion of the cash and cash equivalents balance held outside the U.S. as not readily available for use in U.S. operations.
At September 30, 2024, the fair value of the Company’s investments in marketable equity securities was $825.4 million, which includes investments in the common stock of four publicly traded companies. During the first nine months of 2024, the Company purchased $5.0 million of marketable equity securities and sold marketable equity securities that generated proceeds of $23.5 million. At September 30, 2024, the net unrealized gain related to the Company’s investments totaled $598.3 million.
In May 2024, the Company entered into a convertible promissory note agreement to loan N2K Networks $2.0 million. The convertible promissory note bears interest at a rate of 12% per annum and, subject to conversion provisions, all unpaid interest and principal are due by May 2027.
In April 2023, the Company entered into a term note agreement to loan Intersection $30.0 million at an interest rate of 9% per annum. The principal and interest on the note are payable in monthly installments over 5 years with the final payment due by May 2028. The outstanding balance on this loan was $26.7 million as of September 30, 2024.
The Company had working capital of $752.8 million and $619.6 million at September 30, 2024 and December 31, 2023, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments.
At September 30, 2024 and December 31, 2023, the Company had borrowings outstanding of $765.2 million and $811.8 million, respectively. The Company’s borrowings at September 30, 2024 were mostly from $400.0 million of 5.75% unsecured notes due June 1, 2026, $66.9 million in outstanding borrowings under the Company’s revolving credit facility, a term loan of $141.9 million, and real estate and capital term loans of $130.1 million at the automotive subsidiary. The Company’s borrowings at December 31, 2023 were mostly from $400.0 million of 5.75% unsecured notes due June 1, 2026, $97.9 million in outstanding borrowings under the Company’s revolving credit facility, a term loan of $147.5 million, and real estate and capital term loans of $137.6 million at the automotive subsidiary. The interest on the $400.0 million of 5.75% unsecured notes is payable semiannually on June 1 and December 1.
During the nine months ended September 30, 2024 and 2023, the Company had average borrowings outstanding of approximately $819.6 million and $737.1 million, respectively, at average annual interest rates of approximately 6.4% and 6.0%, respectively. During the nine months ended September 30, 2024 and 2023, the Company incurred net interest expense of $130.0 million and $33.1 million, respectively. Included in the interest expense for the nine months ended September 30, 2024 and 2023 is $85.1 million and $1.4 million, respectively, to adjust the fair value of the mandatorily redeemable noncontrolling interest (see Notes 7 and 8).
On September 26, 2023, the Company’s automotive subsidiary entered into a credit agreement with Truist Bank to finance the acquisition of the Toyota of Richmond dealership and to repay the outstanding balances of the commercial notes maturing in 2031 and 2032. The related interest rate swap agreements maturing in 2031 and 2032 were also terminated resulting in realized gains of $4.6 million that reduced interest expense during the third quarter of 2023.
On August 19, 2024, Moody’s affirmed the Company’s credit rating and maintained the outlook as Stable. On April 2, 2024, Standard & Poor’s affirmed the Company’s credit rating and maintained the outlook as Stable.
The Company’s current credit ratings are as follows:

	Moody’s	Standard & Poor’s
Long-term	Ba1	BB
Outlook	Stable	Stable

The Company expects to fund its estimated capital needs primarily through existing cash balances and internally generated funds, and, as needed, from borrowings under its revolving credit facility. As of September 30, 2024, the Company had $66.9 million outstanding under the $300 million revolving credit facility. In management’s opinion, the Company will have sufficient financial resources to meet its business requirements in the next 12 months, including working capital requirements, capital expenditures, interest payments, potential acquisitions and strategic investments, dividends and stock repurchases.
In summary, the Company’s cash flows for each period were as follows:

	Nine Months Ended September 30
(In thousands)	2024	2023
Net cash provided by operating activities	$290,676	$202,526
Net cash used in investing activities	(35,680)	(119,431)
Net cash used in financing activities	(176,315)	(69,705)
Effect of currency exchange rate change	1,652	(3,184)
Net increase in cash and cash equivalents and restricted cash	$80,333	$10,206
Operating Activities. Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. The Company’s net cash flow provided by operating activities were as follows:

	Nine Months Ended September 30
(In thousands)	2024	2023
Net Income	$181,018	$156,014
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and goodwill and other long-lived asset impairments	121,513	201,408
Amortization of lease right-of-use asset	47,746	50,181
Net pension benefit, early retirement programs and special separation benefit expense	(64,532)	(73,852)
Other non-cash activities	(113,560)	(86,439)
Change in operating assets and liabilities	118,491	(44,786)
Net Cash Provided by Operating Activities	$290,676	$202,526
Net cash provided by operating activities consists primarily of cash receipts from customers, less disbursements for costs, benefits, income taxes, interest and other expenses.
For the first nine months of 2024 compared to the first nine months of 2023, the increase in net cash provided by operating activities is primarily driven by the changes in operating assets and liabilities, partially offset by lower net income, net of non-cash adjustments. Changes in operating assets and liabilities were driven by a significant increase in the value of the mandatorily redeemable noncontrolling interest, decreases in vendor payments and purchases of inventory.
Investing Activities. The Company’s net cash flow used in investing activities were as follows:

	Nine Months Ended September 30
(In thousands)	2024	2023
Purchases of property, plant and equipment	$(57,680)	$(61,156)
Net proceeds from sales of marketable equity securities	18,524	55,817
Investments in certain businesses, net of cash acquired	(4,022)	(77,004)
Investments in equity affiliates and cost method investments	(2,188)	(12,839)
Loan to related party	(2,000)	(30,000)
Other	11,686	5,751
Net Cash Used in Investing Activities	$(35,680)	$(119,431)
Capital Expenditures. The amounts reflected in the Company’s Condensed Consolidated Statements of Cash Flows are based on cash payments made during the relevant periods, whereas the Company’s capital expenditures for the first nine months of 2024 and 2023 disclosed in Note 15 to the Condensed Consolidated Financial Statements include assets acquired during the period. The Company estimates that its capital expenditures will be in the range of $95 million to $105 million in 2024.
Net proceeds from sale of marketable equity securities. During the first nine months of 2024 and 2023, the Company sold marketable equity securities that generated proceeds of $23.5 million and $62.0 million, respectively.

The Company purchased $5.0 million and $4.6 million of marketable equity securities during the first nine months of 2024 and 2023.
Acquisitions. During the first nine months of 2024, the Company acquired two small businesses. During the first nine months of 2023, the Company acquired four business: one in automotive, two small businesses in healthcare and one in other businesses for $82.3 million in cash and contingent consideration and the assumption of floor plan payables. In September 2023, the Company’s automotive subsidiary acquired a Toyota automotive dealership, including the real property for the dealership operations. In addition to a cash payment and the assumption of $2.2 million in floor plan payables, the automotive subsidiary borrowed $37.0 million to finance the acquisition.
Loan to related party. In May 2024, the Company entered into a convertible promissory note agreement to loan N2K Networks $2.0 million. The convertible promissory note bears interest at a rate of 12% per annum and, subject to conversion provisions, all unpaid interest and principal are due by May 2027. In April 2023, the Company entered into a term note agreement to loan Intersection $30.0 million at an interest rate of 9% per annum. The principal and interest on the note are payable in monthly installments over 5 years with the final payment due by May 2028. The outstanding balance on this loan was $26.7 million as of September 30, 2024.
Financing Activities. The Company’s net cash flow used in financing activities were as follows:

	Nine Months Ended September 30
(In thousands)	2024	2023
Common shares repurchased	$(98,170)	$(132,248)
Net payments under revolving credit facility	(34,216)	(140,000)
Dividends paid	(22,926)	(23,534)
Repayments of borrowings	(16,053)	(117,792)
Net proceeds from vehicle floor plan payable	8,443	52,623
Issuance of borrowings	—	293,387
Other	(13,393)	(2,141)
Net Cash Used in Financing Activities	$(176,315)	$(69,705)
Common Stock Repurchases. During the first nine months of 2024, the Company purchased a total of 133,276 shares of its Class B common stock at a cost of approximately $99.1 million, including commissions and accrued excise tax of $0.9 million. On September 12, 2024, the Board of Directors authorized the Company to acquire up to 500,000 shares of its Class B common stock. The Company did not announce a ceiling price or time limit for the purchases. At September 30, 2024, the Company had remaining authorization from the Board of Directors to purchase up to 486,132 shares of Class B common stock.
Borrowings and Vehicle Floor Plan Payable. In the first nine months of 2024, the Company repaid amounts borrowed under the $300 million revolving credit facility. In September 2023, the Company’s automotive subsidiary entered into a credit agreement with Truist Bank which includes (i) a $75.2 million real estate term loan, (ii) a $65.0 million capital term loan, (iii) a $50.0 million delayed draw term loan, and (iv) establishment of a revolving floor plan credit facility. The automotive subsidiary used the net proceeds from the real estate and capital term loans to acquire an automotive dealership, including the real property for the dealership operations, and to repay the outstanding balances of the commercial notes maturing in 2031 and 2032. On July 28, 2023, the Company entered into a $150 million term loan and used the proceeds to repay the U.S. dollar borrowings of the $300 million revolving credit facility. In the first nine months of 2024 and 2023, the Company used vehicle floor plan financing to fund the purchase of new, used and service loaner vehicles at its automotive subsidiary. The proceeds from the vehicle floor plan payable fluctuates with changes in the amount of vehicle inventory held by the automotive dealerships.
Dividends. The quarterly dividend rate per share was $1.72 and $1.65 for the first nine months of 2024 and 2023, respectively. The Company expects to pay a dividend of $6.88 per share in 2024.
Other. During the first nine months of 2024 and 2023, the Company paid $5.4 million and $3.8 million, respectively, related to deferred payments from prior acquisitions. During the first nine months of 2024 and 2023, the Company increased the borrowings under its cash overdraft facilities by $2.4 million and $3.8 million, respectively.
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
Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and the Company’s Chief Financial Officer (principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of September 30, 2024. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the quarter ended September 30, 2024, the Company purchased shares of its Class B Common Stock as set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plan(2)
July 1 - 31	12,689	$758.71	12,689	154,928
August 1 - 31	29,790	745.63	29,790	125,138
September 1 - 30	22,011	785.58	22,011	486,132
	64,490	$761.84	64,490
(1) Average price paid per share includes costs associated with repurchases, including commissions and excise taxes.
(2) On May 4, 2023, the Company’s Board of Directors authorized the Company to purchase, on the open market or otherwise, up to 500,000 shares of its Class B Common Stock. There was no expiration date for this authorization. On September 12, 2024, the Company’s Board of Directors authorized the Company to purchase, on the open market or otherwise, up to 500,000 shares of its Class B Common Stock. This authorization includes shares that remained under the previous authorization. There is no expiration date for this authorization. All purchases made during the quarter ended September 30, 2024 were open market transactions and some of these shares were purchased under a 10b5-1 plan.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended September 30, 2024, the following directors or officers of the Company’s (as defined in Rule 16a-1(f) of the Exchange Act) adopted a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K:
On September 23, 2024, Marcel A. Snyman, the Company’s Vice President and Chief Accounting Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale of an aggregate of up to 243 shares of the Company’s Class B common stock acquired upon the vesting of restricted stock awards held by Mr. Snyman. The actual number of shares sold under the trading arrangement will be net of shares withheld for taxes upon vesting and settlement of the restricted stock awards subject to the trading plan. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The first date that sales of any shares are permitted to be sold under the trading arrangement is January 6, 2025, and subsequent sales under the trading arrangement may occur on a regular basis for the duration of the trading arrangement until December 31, 2025, or earlier if all transactions under the trading arrangement are completed.
During the quarter ended September 30, 2024, no other directors or officers of the Company’s (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

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

3.3	By-Laws of the Company as amended and restated through September 12, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 12, 2024).

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

GRAHAM HOLDINGS COMPANY
(Registrant)

Date: October 30, 2024	/s/ Timothy J. O’Shaughnessy
Timothy J. O’Shaughnessy, President & Chief Executive Officer (Principal Executive Officer)

Date: October 30, 2024	/s/ Wallace R. Cooney
Wallace R. Cooney, Chief Financial Officer (Principal Financial Officer)