Form 10-K
period 2024-12-31
Graham Holdings Co
filed 2025-02-26
CIK 104889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2024
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number 001-06714
Graham Holdings Company
(Exact name of registrant as specified in its charter)

Delaware	53-0182885
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1812 North Moore Street, Arlington, Virginia	22209
(Address of principal executive offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (703) 345-6300
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class B Common Stock, par value $1.00 per share	GHC	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
Aggregate market value of the registrant’s common equity held by non-affiliates on June 28, 2024, based on the closing price for the Company’s Class B Common Stock on the New York Stock Exchange on such date: approximately $2,356,000,000.
Shares of common stock outstanding at February 21, 2025:
Class A Common Stock –  964,001 shares
Class B Common Stock –  3,375,982 shares
Documents partially incorporated by reference:
Definitive Proxy Statement for the registrant’s 2025 Annual Meeting of Stockholders
(incorporated in Part III to the extent provided in Items 10, 11, 12, 13 and 14 hereof).

GRAHAM HOLDINGS COMPANY 2024 FORM 10-K

PART I
Item 1. Business.
Graham Holdings Company (the Company) is a diversified holding company whose operations include educational services, television broadcasting, manufacturing, healthcare, automotive dealerships and other businesses. Through Kaplan, Inc. (Kaplan), the Company provides a wide variety of educational services to students, schools, colleges, universities and businesses, both domestically and outside the United States (U.S.). Kaplan’s educational services include academic preparation programs for international students, English-language programs, operations support services for pre-college, certificate, undergraduate and graduate programs, exam preparation for high school and graduate students and for professional certifications and licensures, career and academic advisement services to businesses, and a United Kingdom (U.K.) sixth-form college that prepares students for A-level examinations. The Company’s television broadcasting segment owns and operates seven television broadcast stations and provides social media management tools designed to connect newsrooms with their users. The Company’s manufacturing companies include a supplier of pressure-treated wood, a manufacturer of electrical solutions, a manufacturer of lifting solutions, and a supplier of parts used in electric utilities and industrial systems. The Company’s healthcare segment provides home health, hospice and palliative services; in-home specialty pharmacy infusion therapies; applied behavior analysis therapy; physician services for allergy, asthma and immunology patients; in-home aesthetics; and healthcare software-as-a-service technology. The Company’s automotive business comprises eight dealerships and valet repair services. The Company’s other businesses include restaurants; a custom framing company; a marketing solutions provider; a customer data and analytics software company; Slate and Foreign Policy magazines; a daily local news podcast and newsletter company; a software-as-a-service platform provider that enables podcasters and media companies to monetize audio content through paid subscriptions, memberships, and audiobooks; an online art gallery and in-person art fair business; an online commerce platform featuring original art and designs on an array of consumer products; and an owner and operator of websites.
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
The Company’s operations in geographic areas outside the U.S. consist primarily of Kaplan’s non-U.S. operations. During each of the fiscal years 2024, 2023 and 2022, these operations accounted for approximately 22%, 21% and 20%, respectively, of the Company’s consolidated revenues, and the identifiable assets attributable to non-U.S. operations represented approximately 18% and 20% of the Company’s consolidated assets at December 31, 2024 and 2023, respectively.
EDUCATION
Kaplan provides an extensive range of education and related services worldwide for students, universities and businesses. Kaplan products and services reach learners directly or through Kaplan’s many relationships. These relationships include approximately 16,100 companies and approximately 2,770 universities, colleges, schools and school districts, which, along with individual students and professionals, pay for Kaplan’s products and services. In 2024, Kaplan was the provider for the educational needs of approximately 1,267,000 students and professionals worldwide who engaged with Kaplan services and materials in-person, online, through their schools (K-12, college, or university) or through their employer education or coaching programs. In 2024, Kaplan’s reach also included sales of 1,700,000 units of book/study aid products to individuals, businesses, schools, colleges and universities.
Kaplan conducts its business through three operating segments: Kaplan International (KI), and the Kaplan Higher Education (KHE) and Supplemental Education segments under Kaplan North America (KNA). In addition, the results of Kaplan’s investment activities in education sector-related companies are reflected in Kaplan Corporate.
Kaplan International
KI operates businesses in Europe and the Middle East, North America and the Asia Pacific region, each of which is discussed below.
Europe and the Middle East. In Europe, KI operates the following businesses, all of which are based in the U.K. and Ireland: Kaplan UK, KI Pathways, Kaplan Languages Group, Mander Portman Woodward (MPW), Dublin Business School, Kaplan Open Learning and BridgeU. In the Middle East, Kaplan Professional Middle East is based in the United Arab Emirates.
The Kaplan UK business in Europe, through Kaplan Financial Limited, is a provider of apprenticeship training and test preparation services for accounting and financial services professionals, including those studying for ACCA, CIMA and ICAEW qualifications. Headquartered in London, England, Kaplan UK has 14 training centers located throughout the U.K. In 2024, Kaplan UK provided courses to over 44,000 students in accountancy and financial services. In 2018, the Solicitors Regulation Authority (SRA) awarded Kaplan UK the contract to become the sole authorized assessment provider for the Solicitors Qualifying Examination (SQE) for all candidates seeking to become a solicitor in England and Wales. The first SQE assessments took place in 2021.
The KI Pathways business offers academic preparation programs designed for international students who wish to study for degrees at universities in English-speaking countries. KI Pathways also recruits international students for enrollment in certain U.S., U.K. and Canadian university partner programs. In 2024, university preparation programs were delivered in Australia, Japan, Singapore, and the U.K.
The Kaplan Languages Group (KLG) business is comprised of Kaplan International Languages, Alpadia Language Schools, and Azurlingua. In 2024, KLG served approximately 36,000 students in language training, academic preparation, and preparation for proficiency exams to help students advance their educational and professional goals. As of December 31, 2024, KLG operated 20 English-language Kaplan schools, with 13 located in the U.K., Ireland, and Canada and six in the U.S. and an online language school. Additionally, KLG operates four Alpadia schools, with one in France, two in Germany, and one in Switzerland, as well as Alpadia language camps for juniors (from 8+) and teens in the U.K., France, Germany and Switzerland. In 2024, KLG also acquired Azurlingua, a language school in Nice, France, offering French-language programs for adults and juniors. KLG also includes ESL Education (ESL), a study abroad agency with offices throughout Europe. ESL connects students with partner schools including KLG’s schools. The language travel business is expected to encounter ongoing headwinds on several fronts, including price competition and uncertainty around immigration and student visa policy in some markets.
MPW is a U.K. independent sixth-form college that prepares domestic and international students for the A-level examinations that U.K. universities require for admission. MPW comprises three fifth- and sixth-form colleges in London, Cambridge and Birmingham.
KI also operates Dublin Business School in Ireland, a higher education institution, and Kaplan Open Learning in the U.K., an online learning institution working in partnership with the University of Essex and the University of Liverpool. At the end of 2024, these institutions enrolled an aggregate of approximately 11,100 students.
In 2024, Kaplan Professional Middle East, a financial training business operating in the United Arab Emirates and Saudi Arabia, taught approximately 4,500 students.
U.K. Immigration Regulations. Certain KI businesses serve a significant number of international students, therefore it is critical that these businesses are able to sponsor international students to come to the U.K. United Kingdom Visas and Immigration (UKVI) administers certain regulations pursuant to which education institutions in the U.K. that wish to enroll international students are required to hold Student Visa sponsor licenses. The KI Pathways business is required to hold Student Visa licenses for international students aged 16 and above who enter the U.K. on a Student Visa to enroll in the courses KI Pathways delivers.
Each Student Visa license holder is required to hold Educational Oversight accreditation, which requires the submission of statutory data returns, reviews and inspections by the appropriate regulatory body. Student Visa license holders are also required to pass the annual Basic Compliance Assessment (BCA). For the thirteenth consecutive year, all KI institutions have retained Educational Oversight accreditation. All Student Visa annual BCA renewals have been approved. Students at English language schools generally choose to enter the U.K. on a Visitor or Short-Term Student visa. The MPW schools each hold current Student Visa and Child Student Visa (applicable to students aged 4-17) licenses and have performed well consistently, with good records in their inspections by their applicable oversight bodies.
The Higher Education and Research Act 2017 created a regulator for higher education in England, the Office for Students (OfS). All of KI’s higher education businesses in the U.K., excluding Glasgow International College and University of York International Pathway College, retained registration with the OfS in 2024 to ensure that they could continue operating and retain their Student Visa sponsor licenses and/or continue to accept students funded by U.K. student loans. Glasgow International College, located in Scotland, is not regulated by the OfS and remains overseen by the Quality Assurance Agency for Higher Education (QAA). The University of York International Pathway College forms part of the University of York’s OfS registration. No assurance can be given that each KI business in the U.K. will be able to maintain its Student Visa or Child Student Visa license and Educational Oversight or OfS/QAA registration. Maintenance of each of these approvals requires compliance with several core metrics that may be difficult to sustain. The loss by one or more institutions of the Student Visa or Child Student Visa license, Educational Oversight accreditation or OfS/QAA registration would have a material adverse effect on KI Europe’s operating results.
Asia Pacific. In the Asia Pacific region, Kaplan operates businesses primarily in Singapore, Australia, New Zealand and the People’s Republic of China, including the Hong Kong Special Administrative Region (Hong Kong).

Singapore. In Singapore, Kaplan operates two businesses: Kaplan Higher Education and Kaplan Financial. During 2024, the Kaplan Higher Education and Kaplan Financial divisions served more than 5,900 students from Singapore and approximately 4,300 students from other countries throughout Asia and Western Europe. Kaplan Financial provided short courses to approximately 600 professionals, managers, executives and businesspeople in 2024.
Kaplan Singapore’s Higher Education business provides students with the opportunity to earn bachelor’s and postgraduate degrees in various fields on either a part-time or full-time basis. Kaplan Singapore’s students receive degrees from affiliated educational institutions in Australia, Ireland and the U.K. In addition, this division offers pre-university and diploma programs.
Kaplan Singapore’s Kaplan Financial business provides preparatory courses for professional qualifications in accountancy and finance, such as the Association of Chartered Certified Accountants (ACCA), Chartered Financial Analyst (CFA) and Singapore Chartered Accountant (SCA).
Australia. In Australia, Kaplan delivers a broad range of financial services programs from certificate level through master’s level, professional development offerings through Kaplan Professional, and higher education programs in business, accounting, business analytics, hospitality, and information technology through Kaplan Business School. In 2024, Kaplan Business School provided courses to approximately 10,800 students through face-to-face and online modalities. Kaplan Professional offered programs to approximately 25,000 students through online or distance-learning programs. In 2024, Kaplan Professional also had approximately 49,000 subscribers for Ontrack, its continuing professional development platform for financial services professionals.
The Kaplan Australia Pathways business is also part of KI Pathways. In 2024, it consisted of Murdoch College, the University of Newcastle College of International Education and the University of Adelaide College, and offered face-to-face pathways and foundational education to approximately 2,100 students wishing to enter the associated universities. In October 2024, Kaplan received regulatory approval to be the registered provider for pathways programs transitioning into the newly established Adelaide University (formed by the merger of the University of Adelaide and the University of South Australia).
At the end of 2024, Australia introduced an indicative Student Visa approval allocation for post-secondary education providers. A slow down in Student Visa approvals will apply once the institution reaches 80% of its indicative visa approval allocation. These measures are impacting, and will continue to impact, Kaplan’s international student recruitment for its colleges and partner universities.
Kaplan International New Zealand operates a pathways college in Auckland in partnership with Massey University, known as Massey University College.
Kaplan Australia sold Red Marker Pty Ltd., a machine learning and artificial intelligence-based provider of legal risk detection for digital, advertising and marketing content, in July 2024.
Hong Kong. In Hong Kong, Kaplan operates three main business units: Kaplan Financial, Kaplan Language Training and Kaplan Higher Education, serving approximately 5,100 students annually.
Kaplan Hong Kong’s Financial division delivers preparatory courses to students and business executives wishing to earn professional qualifications in accountancy, financial markets designations and other professional fields.
Kaplan Hong Kong’s Language Training division offers test preparation for both overseas study and college applications, including TOEFL, IELTS, SAT and GMAT.
Kaplan Hong Kong’s Higher Education division offers both part-time and full-time programs to local students in Hong Kong and international students from Europe, providing students with the opportunity to earn diplomas, bachelor’s and postgraduate degrees in various fields from affiliated educational institutions in Australia, the U.K. and Germany.
In 2014, Kaplan Holdings Limited (Hong Kong) signed a joint venture agreement with CITIC Press Corporation. Under the terms of the agreement, the parties incorporated a joint venture company, Kaplan CITIC Education Co. Limited, 49% of which is owned by Kaplan Holdings Limited. The joint venture company carried out the publishing and distribution of Kaplan Financial training products in the People’s Republic of China. In 2024, the parties signed an agreement terminating the joint venture, and in its place have entered into licensing arrangements for specified content in China. Kaplan CITIC Education Co. is in the process of voluntary liquidation.
Each of Kaplan’s international businesses is subject to unique and often complex regulatory environments in the countries in which they operate, and the degree of consistency in the application and interpretation of such regulations can vary significantly in certain jurisdictions.

Kaplan North America
KNA is comprised of two segments, Kaplan Higher Education and Kaplan Supplemental Education. Through its KHE segment, KNA provides operational support services to institutions of higher education for their online certificate and degree programs. KNA’s non-academic operational support services are provided to institutions such as Purdue University, Purdue University Global, Creighton University, Wake Forest University, Lynn University and UMass Global. Through its Supplemental Education segment, KNA sells exam preparation, professional licensure, certification, and continuing education courses directly to students and professionals, and indirectly through agreements with institutions and corporations or governmental entities servicing public schools and institutions. This segment also develops and delivers online courses for high school students to explore careers and future study (Prelum). The Supplemental Education segment also provides career and education advisory services to corporations and state governments and their employees and, through a subsidiary, creates questions for the state bar exam for the state of California through an agreement with the State Bar of California.
Kaplan Higher Education
Transition and Support Operations for Purdue University Global. KNA provides operations support functions to Purdue University Global (Purdue Global), which operates largely online as an Indiana public university affiliated with Purdue University. The operations support activities that KNA provides to Purdue Global include technology support, helpdesk functions, admissions support, financial aid processing, back-office business functions, certain test preparation and other non-academic functions. KNA also provides similar functions for online programs of other university partners such as Wake Forest University, University of Massachusetts, and Creighton University.
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
To the extent that there is remaining revenue, KNA is then reimbursed for its operating costs (subject to a cap) of providing the support functions. If KNA achieves cost efficiencies in its operations, then KNA may be entitled to an additional payment equal to 20% of such cost efficiencies (KNA Efficiency Payment). The TOSA, as amended, reflects the parties’ intent that, subject to available cash (calculated as cash balance minus cash deficiencies, if any, projected for the next six-month period based on applicable budget), KNA is entitled to receive a payment equal to 12.5% (increased to 13% beginning on June 30, 2023 and through June 30, 2027) of Purdue Global’s revenue, which serves as the deferred purchase price for the transfer of Kaplan University to Purdue Global (Deferred Purchase Price). Separately, KNA is entitled to a fee for services provided equal to 8% of KNA’s costs of providing such services to Purdue Global (Contributor Service Fee). KNA’s Contributor Service Fee is deducted from any amounts owed to KNA for the Deferred Purchase Price. Together, these payments are known as “Contributor Compensation.” In each case, the Contributor Compensation remains subject to available cash and certain limitations on unpaid amounts carrying over from year to year.
In addition, beginning in 2023, to the extent that there are sufficient revenues after payment of the KNA Efficiency Payment (if any), Purdue Global is entitled to an annual payment equal to 10% of the remaining revenue after the KNA Efficiency Payment (if any) is paid, subject to certain other adjustments.
The TOSA has a 30-year initial term, which will automatically renew for five-year periods unless terminated. After the sixth year, Purdue Global has the right to terminate the agreement upon payment of an early termination fee equal to 125% of Purdue Global’s total revenue earned during the preceding 12-month period, which payment would be made pursuant to a 10-year note, and at the election of Purdue Global, for no additional consideration, it may receive certain tangible assets used exclusively by KNA to provide the support functions pursuant to the TOSA. At the end of the 30-year term, if Purdue Global does not renew the TOSA, Purdue Global will be obligated to make a final payment of 75% of its total revenue earned during the preceding 12-month period, which payment will be made pursuant to a 10-year note, and, at the election of Purdue Global, for no additional consideration, it may receive certain assets used exclusively by KNA to provide the support activities pursuant to the TOSA. Either party may terminate the TOSA at any time if Purdue Global generates (i) $25 million in cash operating losses for three consecutive years or (ii) aggregate cash operating losses greater than $75 million at any point during the initial term. Operating loss is defined as the amount by which the sum of (1) Purdue Global’s and KNA’s respective costs in performing academic and support functions and (2) the $10 million Purdue Priority Payment in each of the first five years following March 22, 2018, exceeds the revenue Purdue Global generates for the applicable fiscal year. Upon termination for any reason, Purdue Global will retain the assets that Kaplan contributed pursuant to the TOSA. Each party also has certain termination rights in connection with a material default or material breach of the TOSA by the other party. Short of termination, Purdue Global has the right to take over from Kaplan the provision of certain back-office support functions at any time with nine months’ notice. Those functions include technology support, human resources, facility and property management, finance and accounting, communications, and default management. In 2022, pursuant to the TOSA, Purdue Global began providing certain functions previously provided by KNA in-house. Those functions include human resources, finance and accounting, facility management, and communications services.
Postsecondary Online Managed Services. In addition to services provided to Purdue Global through the TOSA, KNA provides specific non-academic managed services to online university programs at institutions including Wake Forest University, Creighton University, Lynn University, University of Massachusetts Global, and Purdue University, serving 80,208 students in 2024. These services include analytics, technology support, marketing, student advising and admissions support, and curriculum development support. Kaplan receives payment from university clients for these services, which may be based in part on the revenue of the programs Kaplan supports.
Higher Education Regulatory Environment. KNA no longer owns or operates Kaplan University or any other institution participating in student financial aid programs created under Title IV of the U.S. Federal Higher Education Act of 1965 (Higher Education Act), as amended (Title IV). KNA provides services to Purdue Global, Purdue University, Wake Forest University, Lynn University, University of Massachusetts Global, Creighton University, and other Title IV participating institutions that may require KNA to comply with certain laws and regulations, including applicable statutory provisions of Title IV. Currently, KNA also provides financial aid services to Purdue Global (but no other institution). Due to the provision of these services to Purdue Global, pursuant to current U.S. Department of Education (ED) guidance, KNA meets the definition of a “Third-Party Servicer” contained in the Title IV regulations. As a Third-Party Servicer, KNA is subject to applicable statutory provisions of Title IV and ED regulations that, among other things, require KNA to be jointly and severally liable with Purdue Global to the ED for any violation by KNA or Purdue Global of any Title IV statute or ED regulation or requirement. Changes to the ED’s guidance on Third-Party Servicers, including a change to the definition of what entity or services fall within the scope of the Third-Party Servicer regulations, could cause KNA to be considered a Third-Party Servicer for other university clients. KNA is also subject to other federal and state laws, including, but not limited to, federal and state consumer protection laws and rules prohibiting unfair or deceptive marketing practices, data privacy, data protection and information security requirements established by federal, state and foreign governments, including, for example, the Federal Trade Commission and the applicable provisions of the Family Educational Rights and Privacy Act regarding the privacy of student records. KNA’s failure to comply with these and other federal and state laws and regulations could result in adverse consequences to KNA’s business, including, for example:
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
The laws, regulations and other requirements applicable to KNA or any KNA client institutions are subject to change and to interpretation. For example, borrower defense to repayment (BDTR) regulations that allow students to discharge certain federal loans and provide a process for the ED to recover the discharged amounts from the students’ school, and closed school loan discharges may create liability for Kaplan as a past owner of Title IV eligible institutions. The ED also finalized changes to the BDTR regulations which expand the types of claims that can be made by students, reinstating the ability of the ED to consider claims as a group, removing limitation periods on claims, and changing the process for seeking recoupment from institutions. In addition, as part of a Negotiated Rulemaking, new rules and changes to existing rules were finalized by the ED in the fourth quarter of 2022 and became effective on July 1, 2023. Included in these new rules is a change to the Title IV definition of “nonprofit” institution to generally exclude from that definition any institution that is an obligor on a debt owed to a former owner of the institution or that maintains a revenue-based service agreement with a former owner of the institution. The ED intends to apply this new definition to public institutions as well as private nonprofit institutions. Such regulatory changes, including those described above, could subject Kaplan or its partner institutions to additional regulatory requirements and liabilities.
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
Compliance by client institutions with Title IV program requirements and other federal, state and accreditation requirements. KNA currently provides services to education institutions that are subject to federal and state laws and regulations and extensive accrediting body requirements. A material portion of KNA’s revenues is attributable to deferred purchase price and service fees it receives under the TOSA with Purdue Global, which are dependent upon revenues generated by Purdue Global and Purdue Global’s eligibility to participate in the Title IV federal student aid program. To maintain Title IV eligibility, Purdue Global and KNA’s other client institutions must be certified by the ED as eligible institutions, maintain authorizations by applicable state education agencies and be accredited by an accrediting commission recognized by the ED. Purdue Global and KNA’s other client institutions must also comply with the extensive statutory and regulatory requirements of the Higher Education Act and other state and federal laws and accrediting standards relating to their financial aid management, educational programs, financial strength, disbursement and return of Title IV funds, facilities, recruiting practices, representations made by the school and other parties, and various other matters. Additionally, Purdue Global and other client institutions are subject to laws and regulations that, among other things, limit student default rates on the repayment of Title IV loans, permit borrower defenses to repayment of Title IV loans based on certain conduct of the institution, establish specific measures of financial responsibility and administrative capability, regulate the addition of new campuses and programs and other institutional changes, require compliance with state professional licensure board requirements to the extent applicable to institutional programs and require state authorization and institutional and programmatic accreditation. If the ED finds that Purdue Global or other client institutions have failed to comply with

Title IV requirements or improperly disbursed or retained Title IV program funds, it may take one or more of a number of actions, including, but not limited to:
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
If Purdue Global or other client institutions lose or have limits placed on their Title IV eligibility, accreditation or state licensure, or if they are subject to fines, repayment obligations or other adverse actions due to their or KNA’s noncompliance with Title IV regulations, accreditor or state agency requirements or other state or federal laws, KNA’s financial results of operations could be adversely affected. After acquiring Kaplan University, on August 3, 2018, Purdue Global received an updated Provisional Program Participation Agreement (PPPA) from the ED which is necessary for continued participation in the federal Title IV programs after the change in ownership from Kaplan to Purdue. On November 25, 2024, the ED approved Purdue Global’s Application for Participation in the Title IV program and granted a full Program Participation Agreement. This Program Participation Agreement expires on December 31, 2028, and will need to be renewed prior to that date pursuant to federal regulations. Per the terms of the Program Participation Agreement, Purdue Global must report to the ED any accreditation or governmental agency action or class action lawsuit.
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
In May 2021, Kaplan received notice from the ED that it would be conducting a fact-finding process pursuant to the BDTR regulations to determine the validity of BDTR claims and a request for documents related to several of Kaplan’s previously owned schools. In 2021, Kaplan received BDTR applications from the ED seeking discharge of approximately $35 million in loans, excluding interest, from former Kaplan University students. It is not clear to what extent the ED will exclude claims based on the underlying statutes of limitations, evidence provided by Kaplan, prior settlements with these students relieving their debt outside of the BDTR process, or any prior investigation related to schools attended by the student applicants. The ED’s process for adjudicating these claims is subject to the borrower defense regulations including those finalized in 2022 and effective July 1, 2023. Compared to the previous rule, the new rule in part, expands actions that can give rise to claims for discharge; provides that the borrower’s claim will be presumed true if the institution does not provide any responsive evidence; provides an easier process for group claims; and relies on current program review penalty hearing processes for discharge recoupment. Under the rule, the recoupment process applies only to loans first disbursed after July 1, 2023; however, the discharge process and standards apply to any pending application regardless of the loan date.
Kaplan believes it has substantive as well as procedural defenses to the borrower defense claims that would bar any student discharge or school liability, including that the claims are barred by the applicable statute of limitations, are unproven, incomplete and fail to meet regulatory filing requirements. Kaplan expects to vigorously defend any attempt by the ED to hold Kaplan liable for any ultimate student discharges. Kaplan responded to the initial set of claims in 2021 with documentary and narrative evidence to refute the allegations, demonstrate their lack of merit, and support the denial of all such claims by the ED. Kaplan intends to similarly respond to any new claims that apply to Kaplan University or other prior Kaplan-owned schools. If the claims are successful, the ED may seek reimbursement for the amount discharged from Kaplan. If the ED initiates a reimbursement action against Kaplan following approval of former students’ BDTR applications, Kaplan may be subject to significant liability.
As part of the Sweet v. Cardona settlement described below, the ED agreed to review any BDTR applications submitted between June 23, 2022 and November 15, 2022 on an expedited basis. In January 2024, Kaplan was informed that the ED received applications during this time period regarding former Kaplan University and Purdue Global students. Kaplan received those applications and believes none of the applications has merit and that the applications are far outside any statute of limitations period and accordingly Kaplan responded similarly to responses for prior claims. The total discharge amount sought or how much of that amount would apply to Kaplan University students is not fully known. The Sweet v. Cardona settlement requires the ED to adjudicate applications received during the designated time period pursuant to the requirements of the 2016 Borrower Defense Regulation. As noted, if the claims are successful, the ED may seek reimbursement for the amount discharged from Kaplan. Kaplan believes it has significant defenses against any attempt by the ED at recoupment including the claims’ collective lack of merit, the applicable statute of limitations periods, and the ED’s standing for recoupment given the Sweet settlement described below. Regardless, if the ED initiates a reimbursement action against Kaplan following approval of former students’ BDTR applications, Kaplan may be subject to significant liability.
In November 2022, the Northern District of California approved the settlement agreement in the lawsuit Sweet v. Cardona. The Plaintiffs in that lawsuit claimed that the ED failed to properly consider and decide pending BDTR claims. As part of the settlement, the ED agreed to discharge loans of borrowers who attended 150 specific schools, including all schools formerly owned by Kaplan, and who had BDTR claims pending as of the June 22, 2022 settlement execution date. This discharge will likely cover each of the first set of applications the ED sent to Kaplan and to which Kaplan previously responded. The ED and the Court made clear that these discharges as part of a settlement are not determinations that the pending BDTR claims are valid and the fact of the settlement discharge cannot be used as evidence of any determination of wrongdoing by the institutions. However, despite the fact that the loans are discharged per the settlement, the ED may still attempt to separately adjudicate the associated BDTR claims and follow the regulatory process for seeking recoupment from the institutions for such claims. As noted above, this settlement likely also applies to the resolution, future adjudication, and possible discharge of the newly noticed claims. As also noted, the ED could attempt to recoup from Kaplan some or all of any discharged amount for the newly noticed claims.
In addition, Kaplan could be the subject of future compliance reviews or lawsuits related to formerly owned Kaplan University and KHE schools in connection with the pre-sale conduct of such schools that could result in monetary liabilities or fines or other sanctions against Kaplan.
Supplemental Education
KNA’s Supplemental Education segment includes exam preparation, professional licensure and certification, corporate training, career advising, and continuing education as well as Prelum programs. KNA offers a wide array of programs and services across various markets focusing on lifetime value creation and professional lifecycles. These markets are discussed below.
In 2024, KNA served over 713,951 students through its exam preparation, professional licensure and certification, and corporate training and continuing education programs and related products (such as tutoring, online question banks and online practice tests), excluding sales of test prep books by third-party retailers. KNA also publishes test preparation and reference resources sold through retail channels. At the end of 2024, KNA published approximately 1,197 titles available in digital and print formats, including approximately 339 digital products, and sold approximately 1,317,333 books in 2024. Virtually all KNA exam preparation programs are offered online, typically in a live online classroom or a self-study format, although some programs are offered in person. Private tutoring services are provided online. In 2024, KNA served approximately 3,261 business-to-business clients, including approximately 161 Fortune 500 companies.
High School Segment. KNA provides exam preparation for high school students under the Kaplan Test Prep and Barron’s Educational Series brands for a broad range of standardized, high-stakes tests, including the SAT, ACT, and AP Exams. KNA also provides college advising, admissions consulting, tutoring and other advisory services.
Pre-college Programs. KNA provides online Prelum programs for high school students to explore careers and courses in partnership with leading postsecondary institutions. The programs also enable KNA’s university partners to build a relationship with prospective students and to introduce them to their academic offerings, unique educational approach and culture. KNA’s Prelum programs have served thousands of students all over the world and in all 50 states, and include more than 75 programs in partnership with 11 highly ranked and respected universities.

College Segment. KNA provides exam preparation for students under Kaplan Test Prep and Manhattan Prep including the law school admissions test (LSAT), the medical college admissions test (MCAT), graduate admissions tests (GMAT and GRE), and licensing exam preparation for engineers, architects and designers. This segment also provides preparation for Engineering & Architecture certification exams under the PPI brand and for state attorney licensure exams in 50 jurisdictions through Kaplan Bar Review and Preliminary Multistate Bar Review (PMBR). In 2024, KNA began exam development for state bar examinations. Also in 2024, KNA was awarded a contract with the State of Illinois to provide graduate school and licensure test preparation for the LSAT, MCAT, GMAT and GRE and license and certificate courses in nursing, financial services, real estate, and engineering to all Illinois public university students and all students at five community colleges in Illinois. The contract has a five-year initial term, which is subject to annual reappropriation of funds and has one optional five-year renewal term for a total contract term of 10 years.
Health Segment. KNA provides professional licensure exam preparation for physicians (USMLE), nurses (NCLEX), pharmacists (NAPLEX), dentists (NBDE) and physician assistants (PANCE). Under the brand i-Human Patients, KNA offers online, simulated patient interaction training for medical health professionals, which is typically purchased by medical, nursing and physician assistant schools. KNA’s USMLE in-person programs are accredited and the Student and Exchange Visitor Program (SEVP) is approved for F-1 students and operates under the Kaplan Medical Prep brand. Under the brand, Projects in Knowledge, KNA offers continuing medical education for physicians, nurses and pharmacists which is accredited by Joint Accreditation for Interprofessional Continuing Education.
Finance and Real Estate Segment. Through live and online instruction, KNA provides professional license test preparation, licensing and continuing education, as well as leadership and professional development programs to businesses and individuals in accounting, insurance, securities, real estate, financial services and wealth management. Programs are operated under the brands Dearborn Real Estate Education, Kaplan Real Estate Education, Bob Hogue School of Real Estate, Kaplan Financial Education and Kaplan Schweser. Additionally, KNA collaborates with organizations to solve their talent management challenges through customized corporate learning and development solutions.
Government Segment. KNA offers preparation programs for the Armed Services Vocational Aptitude Battery (ASVAB) that measures developed abilities and helps predict future academic and occupational success in the military. It also offers practice test questions for Navy advancement exams on a subscription basis through the brand, Bluejacketeer.
TELEVISION BROADCASTING
Graham Media Group, Inc. (GMG), a subsidiary of the Company, owns seven television stations located in Houston, TX; Detroit, MI; Orlando, FL; San Antonio, TX; Jacksonville, FL; and Roanoke, VA, as well as Social News Desk, a provider of social media management tools for news, government, education, and enterprise sectors. The following table sets forth certain information with respect to each of the Company’s television stations:

Station, Location and Year Commercial Operation Commenced	National Market Ranking (a)	Primary Network Affiliation	Expiration Date of FCC License	Expiration Date of Network Agreement	Total Commercial Stations in DMA (b)
KPRC, Houston, TX, 1949	6th	NBC	Aug. 1, 2030	Dec. 31, 2025	14
WDIV, Detroit, MI, 1947	14th	NBC	Oct. 1, 2029	Dec. 31, 2025	8
WKMG, Orlando, FL, 1954	15th	CBS	Feb. 1, 2029	June 30, 2026	12
KSAT, San Antonio, TX, 1957	31st	ABC	Aug. 1, 2030	March 31, 2026	13
WJXT, Jacksonville, FL, 1947	41st	None	Feb. 1, 2029	—	7
WCWJ, Jacksonville, FL, 1966	41st	CW	Feb. 1, 2029	Aug. 31, 2025	7
WSLS, Roanoke, VA, 1952	70th	NBC	Oct. 1, 2028	Dec. 31, 2025	7
 _________________________________________________________________________________
(a) Source: 2024/2025 Local Television Market Universe Estimates, the Nielsen Company, September 2024 and effective January 1, 2025, based on television homes in DMA (see note (b) below).
(b) Full-power commercial TV stations, Designated Market Area (DMA) is a market designation of the Nielsen Company that defines each television market exclusive of another, based on measured viewing patterns.
Revenue from broadcasting operations is derived primarily from the sale of advertising to local, regional and national advertisers. In 2024, advertising revenue accounted for 62% of the total revenue for GMG’s operations. Advertising revenue is sensitive to a number of factors, some specific to a particular station or market and others more general in nature. These factors include a station’s audience share and market ranking; seasonal fluctuations in demand for airtime; annual or biannual events, such as sporting events and political elections; and broader economic and other market trends, including alternative advertising platforms (e.g., digital advertising), among others.

GMG also derives significant revenue from retransmission agreements with traditional cable, satellite and other multichannel video program distributors (MVPDs), which typically provide for payment to GMG on a per-subscriber basis, as well as agreements with various digital platforms.
Regulation of Broadcasting and Related Matters
GMG’s television broadcasting operations are subject to the jurisdiction of the U.S. Federal Communications Commission (FCC) under the U.S. Federal Communications Act of 1934, as amended (Communications Act). Each GMG television station holds an FCC license that is renewable upon application for an eight-year period. As shown in the table above, the current terms of the GMG station licenses expire between 2028 and 2030. GMG expects the FCC to grant future license renewal applications for its stations in due course, but cannot provide any assurances that the FCC will do so.
Digital Television (DTV) and Spectrum Issues.  Each GMG station (and each full-power television station nationwide) broadcasts only in a digital format, which allows transmission of HDTV programming and multiple channels of standard-definition television programming (multicasting).
Television stations may receive interference from a variety of sources, including interference from other broadcast stations, that is below a threshold established by the FCC. That interference could limit viewers’ ability to receive television stations’ signals. The amount of interference received by television stations could increase in the future based on the FCC’s decision to allow electronic devices, known as “white space,” devices, to operate in the television frequency band on an unlicensed basis on channels not used by nearby television stations.
In November 2017, the FCC voted to adopt rules authorizing broadcast television stations to voluntarily transition to a new technical standard, called Next Generation TV (NextGenTV) or ATSC 3.0. The new standard is designed to allow broadcasters to provide consumers with better sound and picture quality; hyper-localized programming, including news and weather; enhanced emergency alerts; and improved mobile reception. The ATSC 3.0 standard allows for the use of targeted advertising and more efficient use of spectrum by, for example, allowing for more multicast streams to be aired on the same six-megahertz channel. ATSC 3.0 is not backward compatible with existing television equipment (although certain adapters/converter boxes are now commercially available), and the FCC’s rules require full-power television stations that transition to the new standard to continue broadcasting a signal in the existing DTV standard (ATSC 1.0) until the FCC phases out the requirement in a future order. A transitioning station’s DTV-formatted content must be substantially similar to the programming aired on its ATSC 3.0 channel until July 17, 2027, to ensure that viewers continue to have access to the same DTV-formatted programming during the transition to the NextGenTV standard. As of December 31, 2024, GMG is broadcasting in the ATSC 3.0 standard on all of its stations. It is too soon to predict precisely how the use of broadcast spectrum for ATSC 3.0 services could impact the broadcast industry.
In recent years, the FCC has authorized the use by wireless broadband providers and other unlicensed devices of certain bands of spectrum that have historically been used by broadcast stations and satellite operators. Broadcasters continue to urge the FCC to ensure that broadcast operations are protected against interference from unlicensed devices operating in those bands. In November 2023, GMG timely filed a certification identifying all of its current, active authorizations in the 12.7-13.25 GHz band of spectrum, as required by the FCC as it considers whether to allow unlicensed devices to operate in that band. The extent to which GMG’s broadcast business will be affected by FCC action allowing unlicensed devices to operate in bands of spectrum used by broadcasters is not yet known.
Carriage of Local Broadcast Signals.  Congress has established, and periodically extended or otherwise modified, various statutory copyright licensing regimes governing the local and distant carriage of broadcast television signals on traditional cable and satellite systems. At present, the statutory copyright license does not extend to so-called “virtual” MVPDs (vMVPDs) that distribute programming via the internet. GMG cannot predict whether or how Congress may maintain or modify these regimes in the future, or what effect such decisions would have on its broadcast operations.
The Communications Act and FCC rules allow a commercial television broadcast station, under certain circumstances, to insist on mandatory carriage of its signal on cable systems serving the station’s market area (referred to as “must carry”). Alternatively, stations may elect, at three-year intervals, to forgo must-carry rights and allow their signals to be carried by cable systems only pursuant to a “retransmission consent” agreement negotiated by the broadcaster and the cable provider. A station that fails to make a timely carriage election is presumed to have elected “must carry.”
Commercial television stations may also elect either mandatory carriage or retransmission consent with respect to the carriage of their signals on direct broadcast satellite (DBS) systems that provide “local-into-local” service (i.e., systems that distribute the signals of local television stations to viewers in the local market area). A station that fails to make a timely carriage election on a DBS system has no mandatory carriage right and retains only its retransmission consent rights.

Stations that elect retransmission consent may negotiate for compensation from cable and DBS systems in exchange for the right to carry their signals. Retransmission consent elections must be made every three years. The most recent election deadline was October 1, 2023. Each of GMG’s television stations has elected retransmission consent for both cable and DBS operators, and each is carried on all of the major cable and DBS systems serving each station’s respective local market pursuant to retransmission consent agreements.
Statutory changes over the last several years have resulted in changes to certain FCC rules governing retransmission consent negotiations. Pursuant to the Television Viewer Protection Act, enacted on December 20, 2019, the FCC made changes to the “good faith” standards that govern retransmission consent negotiations, as a result of which “large station groups” (groups of television broadcast stations that have a national audience reach of more than 20%) are required to negotiate in good faith with MVPD “buying groups” (entities that negotiate on behalf of multiple small MVPDs). GMG does not qualify as a “large station group” under the statute and therefore is not subject to this obligation. While GMG does not anticipate that these rules will materially affect its bargaining position in retransmission consent negotiations, if Congress or the FCC were to enact further changes to the retransmission consent rules (such as by requiring small station groups like GMG to negotiate with MVPD buying groups, mandating continued carriage of a station’s signal by an MVPD during a retransmission consent dispute, or otherwise giving MVPDs heightened bargaining power), such changes could have a material effect on GMG’s retransmission consent revenues.
In 2014, the FCC opened a proceeding to consider whether certain vMVPDs should be classified as MVPDs and thus subject to the retransmission consent rules. More than 10 years later, the FCC has taken no action in that proceeding, despite broadcasters’ sustained advocacy efforts. Because the retransmission consent rules at present do not apply to vMVPDs such as YouTube TV, Hulu + Live TV, FuboTV, and DIRECTV Stream, the national broadcast networks negotiate agreements with vMVPDs that are presented to their affiliates as “opt-in” agreements, and local affiliates of the broadcast networks are unable to negotiate directly with vMVPDs to reach agreements for the carriage of their signals. Unless the FCC enacts rules (or Congress enacts legislation) that classify vMVPDs as MVPDs subject to the retransmission consent rules, GMG may be unable to negotiate carriage agreements with these distribution services that include the payment of market-based retransmission fees. At the same time, broadcasters have no “must carry” rights with respect to vMVPDs and thus often cannot secure carriage of non-network-affiliated commercial television stations on vMVPD platforms. As one example, WJXT-TV is not carried on Hulu + Live TV. The current rules are significant to GMG stations as vMVPD subscriber numbers continue to increase. vMVPD YouTube TV is predicted to be the largest pay-TV provider by 2026, surpassing traditional facilities-based cable and satellite distributors.
The FCC has also considered proposals to alter its rules governing network non-duplication and syndicated exclusivity. More than 10 years ago, in March 2014, the FCC solicited comments on a proposal to eliminate its network non-duplication and syndicated exclusivity rules, which restrict the ability of cable operators, DBS systems and other distributors classified by the FCC as MVPDs to import the signals of out-of-market television stations with duplicate programming during retransmission consent disputes or otherwise. The FCC has not acted on that proposal. If Congress or the FCC were to enact further changes to the exclusivity rules, such changes could materially affect the GMG stations’ bargaining position in future retransmission consent negotiations.
Ownership Limits.  The Communications Act and the FCC’s rules limit the number and types of media outlets in which a single person or entity may have an attributable interest. The FCC is required by statute to review its media ownership rules (with the exception of the national television ownership rule, discussed below) every four years to determine whether those rules remain necessary in the public interest as a result of competition. This process is referred to as the quadrennial review. The media ownership rule most relevant to GMG is the local television ownership rule. The rule prohibits one broadcaster from owning (or having an attributable interest in) two full-power television stations licensed in the same Nielsen DMA if both of them are ranked among the top four stations in the market, unless the broadcaster can demonstrate to the FCC that the combination serves the public interest. Ownership of more than two, full-power television stations in a single market is generally prohibited.
The Commission initiated the 2018 quadrennial review in December 2018 and completed it via a Report and Order dated December 26, 2023 (2023 Order). The 2023 Order largely retains the current local television ownership rule without significant substantive change, with one exception: going forward, the rule generally will prohibit a broadcaster from acquiring a second (or additional) top-four network affiliation and placing it on a station’s multicast stream or on a commonly owned low power television station in the same market. The 2023 Order exempts from this restriction ownership of two or more top-four network affiliations resulting from organic growth of a station’s market share or from a network’s choice to move an affiliation between stations in a market. In March 2024, the National Association of Broadcasters and several broadcast groups filed petitions for review of the 2023 Order, challenging the 2023 Order as contrary to the Communications Act. The litigation has been consolidated in the Eighth Circuit Court of Appeals in St. Louis, Missouri. Briefing has been completed, but no date for oral argument has yet been set.
The 2022 quadrennial review, which the FCC initiated in December 2022, is pending.

It remains to be seen whether and how the pending litigation challenging the FCC’s 2023 Order might affect the FCC’s action in the 2022 quadrennial review proceeding. GMG’s ability to enter into certain transactions in the future may be affected by resolution of the legal challenge to the ownership rules articulated in the 2023 Order and/or by the resolution of the 2022 quadrennial review proceeding.
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
Programming.  Six of GMG’s seven stations are affiliated on their primary stream with one of the national television networks that provides a substantial amount of programming to their television station affiliates. The expiration dates of GMG’s affiliation agreements are set forth in the table at the beginning of this Television Broadcasting section. WJXT, one of GMG’s Jacksonville stations, has operated as an independent station since 2002. In addition, each of the GMG stations receives programming from syndicators and other third-party programming providers. GMG’s performance depends in part on the quality and availability of third-party programming broadcast by its stations, and any substantial decline in the quality or availability of this programming could materially affect the ability of GMG and its competitors to attract viewers, generate advertising and distribution revenues, or enter into certain transactions in the future. In addition, the advent of network direct-to-consumer platforms such as Paramount+ and Peacock potentially impacts the value of programming provided by the national networks, much of which is also available on the network-owned streaming platforms. The availability of network programming to subscribers on those platforms could affect GMG’s leverage in its retransmission consent negotiations.
Public Interest Obligations.  To satisfy FCC requirements, stations are generally expected to air a specified number of hours of programming intended to serve the educational and informational needs of children and to complete reports on an annual basis concerning children’s programming. At present, the rules require stations to air at least 156 hours annually of “core programs,” including at least 26 hours per quarter of regularly scheduled weekly programs. In July 2019, the FCC modified the children’s programming rules to provide broadcasters with more flexibility in meeting their public interest obligations. Among other things, the current rules allow up to 52 hours per year of children’s programming to consist of educational specials and/or short-form programming. The prior rules required all qualifying programming to be regularly scheduled and aired in 30-minute blocks. While stations are required to air the substantial majority of their educational and informational children’s programming on their primary program stream, under the current rules they may now air up to 13 hours per quarter of regularly scheduled weekly programming on a multicast stream. In addition, the FCC requires stations to limit the amount of advertising that appears during certain children’s programs.
Other FCC regulations and policies ensure that broadcast licensees operate in the public interest, including rules requiring the disclosure of certain information and documents in an online public inspection file; rules requiring the closed-captioning of programming to assist television viewing by the hearing impaired; video description rules to assist television viewing by the visually impaired; rules concerning the captioning of video programming distributed via the internet; rules governing the broadcast of emergency alerts; rules requiring broadcasters to maintain equal employment opportunity recruitment programs; rules imposing certain inquiry, disclosure, and recordkeeping requirements related to programming sponsored by foreign governmental entities; and rules concerning the volume of commercials. Compliance with these rules imposes additional costs on the GMG stations that could affect GMG’s operations.
Political Advertising.  The FCC regulates the sale of advertising by GMG’s stations to candidates for public office and imposes other obligations regarding the broadcast of political announcements more generally, including the disclosure of certain information related to such advertising in the station’s online public inspection file. The application of these regulations may limit the advertising revenues of GMG’s television stations during the periods preceding elections. Failure to comply with the political advertising rules may result in enforcement actions by the FCC. The Company has procedures in place regarding compliance with the FCC’s political advertising rules and seeks the advice and guidance of outside counsel as appropriate, but cannot predict how the FCC’s future application of these rules will affect GMG’s stations.
Broadcast Indecency.  The FCC’s policies prohibit the broadcast of indecent and profane material during certain hours of the day, and the FCC may impose monetary forfeitures when it determines that a television station has violated that policy. Broadcasters have repeatedly challenged these rules, arguing, among other things, that the FCC has failed to justify its indecency decisions adequately, that the FCC’s policy is too subjective to guide broadcasters’ programming decisions, and that its enforcement approach otherwise violates the First Amendment.

The Company cannot predict how GMG’s stations may be affected by the FCC’s current or future interpretation and enforcement of its indecency policies.
MANUFACTURING
Hoover Treated Wood Products, Inc.
Hoover Treated Wood Products, Inc. (Hoover) is a supplier of pressure-impregnated kiln-dried lumber and plywood products for fire-retardant and preservative applications. Hoover, founded in 1955 and acquired by the Company in 2017, is headquartered in Augusta, GA. It operates 11 facilities across the country and services a stocking distributor network of more than 100 locations spanning the U.S. and Canada.
Group Dekko Inc.
Group Dekko Inc. (Dekko) is an electrical solutions company that focuses on innovative power charging and data systems; industrial and commercial indoor lighting solutions; and the manufacture of electrical components and assemblies for medical equipment, transportation, industrial and appliance products. Dekko, founded in 1952, is headquartered in Fort Wayne, IN, and operates 10 facilities in four states and Mexico.
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
HEALTHCARE
Graham Healthcare Group
Graham Healthcare Group (GHG) provides healthcare services through six businesses, the largest of which is home infusions through CSI Pharmacy and home health, hospice and palliative care. GHG served approximately 120,000 patients in 2024.
GHG’s home health, palliative and hospice operations provide services to approximately 85,000 patients annually across the states of Michigan, Illinois, Pennsylvania, Kansas, Missouri, Ohio, and Florida. GHG’s brands include Residential Home Health, Residential Hospice, Allegheny (AHN) Healthcare@Home, and Mary Free Bed at Home, and across these companies there are 19 home health, 11 hospice, and six palliative care operating units. Eleven of GHG’s 35 operating units are operated through joint ventures with health systems and physician groups and the remainder are wholly-owned. Home health, palliative and hospice services include a wide range of health care services that are provided wherever home may be and are tailored to the unique needs and goals of the patients. Home health care helps patients gain independence and remain safe at home as active community members. Hospice care supports patients and their families’ unique physical, emotional, and spiritual needs, while focusing on optimizing quality of life, comfort, and dignity. Palliative care complements curative treatments and is provided by in-home nurse practitioners who aim to treat advanced pain and uncomfortable symptoms of disease. All home health, palliative, and hospice operating units are Medicare certified and accredited. GHG generates over 90% of its revenues for home health, palliative, and hospice services from Medicare and Medicare Advantage payors. The remaining sources of revenue are from Medicaid, commercial insurance, and private payors.
CSI Pharmacy, headquartered in Dallas, TX, is a nationwide specialty home infusion pharmacy licensed in 49 states serving patients suffering from chronic and rare illness. CSI Pharmacy specializes in treating rare diseases with biologics and plasma-derived therapies, with revenues derived primarily from intravenous immunoglobulin (IVIG) therapy. CSI Pharmacy delivers products to patients’ homes and employs nurses to provide the specialized infusion therapies to patients.
Clarus, based in Nashville, TN, provides call management solutions to physician groups and hospitals. Clarus replaces traditional human-staffed answering services with a SaaS-based solution. Clarus streamlines call handling, provider call coverage management, eliminates patient hold times, and manages referrals and new appointments. The solution eliminates delays, call routing errors, and malpractice risk inherent with traditional call centers.

Impact Medical operates a full-service physician practice dedicated to providing advanced care for allergies, asthma, and immunology with four locations in New Jersey and New York.
Skin Clique is a concierge aesthetic medicine and product practice. Skin Clique generates much of its revenue from neurotoxin injections and the remaining revenue from GLP-1, skin peels, skin consultations, Ultherapy, dermal fillers, microneedling, and medical-grade skin care products. Skin Clique, based in Charleston, SC, serves clients across approximately 40 states.
Surpass Behavioral Health operates 14 Applied Behavior Analysis (ABA) clinics throughout Kentucky, South Carolina and Georgia, as well as a school program in Pennsylvania and Illinois, and a positive behavior support program in Kentucky. Surpass Behavioral Health is headquartered in Nashville, TN. Approximately 75% of its revenue is generated across the 14 clinics, with a smaller portion coming from the school settings, and the remaining generated through the Kentucky positive behavior support program.
AUTOMOTIVE
Graham Automotive LLC
The Company owns a 90% interest in eight automotive dealerships in the Washington, D.C. area: Honda of Tysons Corner in Virginia, Lexus of Rockville in Maryland, Jeep in Bethesda, Maryland, Ford of Manassas in Virginia, Toyota of Woodbridge and Chrysler-Dodge-Jeep-Ram of Woodbridge in Virginia, Toyota in Henrico, Virginia, and Kia in Bethesda, Maryland. The Company has a management services agreement with an entity affiliated with Christopher J. Ourisman, a member of the Ourisman Automotive Group family of dealerships, to operate and manage the operations of the dealerships. The Company also owns Roda (formerly CarCare To Go), which provides valet repair services in the Washington, D.C. metropolitan area.
OTHER ACTIVITIES
Saatchi Online, Inc.
Saatchi Online, Inc. (Saatchi Art) including SaatchiArt.com and its art fair event brand, The Other Art Fair, provides an online art gallery where a global community of artists exhibit and sell their original artwork directly to consumers through an online gallery as well as through virtual reality and in-person art fairs hosted in the U.S., U.K. and Australia. Saatchi Art’s online art gallery features a wide selection of original paintings, drawings, sculptures and photography.
Society6, LLC
Society6, LLC (Society6) is an online art and design marketplace where a curated community of artists and designers can market and sell their original art and designs printed on a wide variety of products. Its made-to-order marketplaces, consisting of Society6.com and its wholesale channel Deny Designs, provide its artists and designers with an online commerce platform to feature and sell their original art and designs on an array of consumer products primarily in the home décor category. Deny Designs sells products to trade and hospitality clients, as well as retail distribution partners.
World of Good Brands
World of Good Brands (WGB) consists of a diverse portfolio of media properties that educate and inform consumers across a wide variety of life topics, including fitness and wellness brands such as Well+Good and Livestrong.com and Only In Your State in the travel sector. Together with these premium brands, WGB owns and operates or hosts and operates websites focused on specific categories or interests. WGB generates the majority of its media revenue from the sale of advertising.
Clyde’s Restaurant Group
Clyde’s Restaurant Group (Clyde’s), founded in 1963, owns and operates 14 restaurants and entertainment venues in the Washington, D.C. metropolitan area, including six Clyde’s locations, Old Ebbitt Grill, The Hamilton, Hamilton Live, Rye Street Tavern, Cordelia Fishbar, 1789 Restaurant, Fitzgerald’s and The Tombs. Clyde’s has another restaurant under construction with the planned opening in 2026.
Framebridge, Inc.
Framebridge, Inc. (Framebridge) provides high-quality, affordable and fast custom framing directly to consumers. Through its website, app and retail locations, Framebridge offers consumers the option to drop off or ship artwork, pictures and other personal objects directly to Framebridge to be custom framed and then delivered directly to a customer or a retail store for in-store pick up. Framebridge is headquartered in Washington, D.C., with 32 retail locations and two manufacturing facilities in Kentucky and Virginia.

Code3
Code3 is a marketing and insights company that manages digital advertising for global and mid-market brands and early-stage companies. It delivers media, creative and data services to transform consumer and performance data into planning, content, media activation and measurement to maximize return on investment. Code3 works across platforms such as Facebook, Instagram, Amazon, Google, TikTok, X, Pinterest, Snapchat and YouTube, as well as direct digital media relationships and streaming TV and audio solutions.
Decile LLC
Decile LLC (Decile) is a customer data and analytics software company that helps marketers extract value from their proprietary first-party customer, product and sales data. Decile provides software and services to help its business clients better understand customer personas, customer acquisition and retention, product analytics and how to increase profitable growth.
The Slate Group LLC
The Slate Group LLC (Slate) publishes Slate, an online magazine. Slate features articles and podcasts analyzing news, politics and contemporary culture and adds new material on a daily basis. Content is supplied by the magazine’s own editorial staff, as well as by independent contributors. As measured by The Slate Group, Slate had an average of more than 10 million unique visitors per month and averaged more than 31 million page views per month across desktop and mobile platforms in 2024. The Slate Group owns an interest in E2J2 SAS, a company incorporated in France that produces a French-language news magazine website at slate.fr.
The FP Group
The FP Group produces Foreign Policy magazine and the ForeignPolicy.com website, which cover developments in national security, international politics, global economics and related issues. The site features analysis, unique news content, specialized channels and newsletters, and podcasts focusing on regions and topics of interest. The FP Group provides insight and analysis into global affairs for government, military, business, media and academic leaders. FP Events also produces a growing number of live and virtual events, bringing together government, military, business and investment leaders to discuss important regional and topical developments and their implications.
City Cast LLC
City Cast LLC (City Cast) is a network of daily local news podcasts currently in 13 cities around the country, accompanied by a daily email newsletter about local communities. The podcasts and newsletters cover local news, events and places.
Supporting Cast
Supporting Cast provides a software-as-a-service platform that enables podcasters and media companies to monetize premium audio content through paid subscriptions, memberships, and audiobooks. The platform's distinctive approach eliminates the need for native apps, delivering exclusive content to subscribers through mainstream podcast players including Spotify, Apple Podcasts, and YouTube Music.
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
TELEVISION BROADCASTING
GMG competes for audiences and advertising revenues with television and radio stations, cable systems, video services offered by telephone and broadband companies serving the same or nearby areas, DBS services, digital media services, and, to a lesser degree, with other media providers, such as newspapers and magazines. Cable systems operate in substantially all of the areas served by the Company’s television stations, where they compete for television viewers by importing out-of-market television signals; by distributing pay-cable, advertiser-supported, and other programming that is originated for cable systems; and by offering movies and other programming on an on-demand, digital, or pay-per-view basis. In addition, DBS services provide nationwide distribution of television programming, including pay-per-view programming and programming packages unique to DBS, using digital transmission technologies. Moreover, to the extent that competing television stations in the Company’s television markets continue to transition to ATSC 3.0, such stations may pose an increased competitive challenge to the Company’s stations in the future, such as by offering an increased number of multicast channels or by offering advanced features.
Competition continues to increase from established and emerging online distribution platforms. Movies and other video programming are increasingly available on an on-demand basis through a variety of online platforms, including ad-supported viewing on platforms such as Pluto TV and Tubi and subscription-based access through services such as Netflix and Amazon Prime Video. In addition, internet-based subscription services offering live television services have been launched both by traditional pay-TV service providers (such as DISH and DIRECTV) and other entrants (such as YouTube TV, Hulu and Fubo). The national broadcast networks have also launched proprietary direct-to-consumer digital platforms, such as Peacock (NBC) and Paramount+ (CBS), which include both access to network programming and, in some cases, the live linear programming of local network-affiliated stations. The Company has entered into agreements for some of its stations to be distributed via certain of these services, typically (with respect to vMVPDs) through opt-in agreements negotiated by the stations’ affiliated networks. Participation in these services has given the Company’s stations access to new distribution platforms. At the same time, competition from these various platforms could adversely affect the viewership of the Company’s television stations via traditional platforms and/or the Company’s strategic position in negotiations with pay-TV services. In addition, the networks’ increased role in negotiating online distribution arrangements for their affiliated stations, together with the networks’ imposition of higher fees on affiliated stations in exchange for the right to distribute network programming in their markets and for broadcast and traditional pay-TV retransmission rights, may have broader effects on the overall network-affiliate relationship, the extent to which the Company cannot now predict.
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
Group Dekko, Inc.
Dekko has three distinct product categories that compete in fragmented, competitive global markets: power and data distribution for office and furniture products, lighting solutions, and electrical harness manufacturing. These products are sold through dealer and distribution channels and original equipment manufacturer customers, focused primarily on the North American market. While all markets and products are price sensitive, technology, engineering solutions, quality and delivery performance are critical in purchase decisions. Dekko’s multiple long-term relationships, high-quality manufacturing facilities, engineering support and reputation as a solutions provider, in addition to being a product supplier, all contribute to sustaining its competitive advantages.
HEALTHCARE
Graham Healthcare Group
The home health and hospice industries are extremely competitive and fragmented, consisting of both for-profit and nonprofit companies. According to the Medicare Payment Advisory Commission’s July 2024 Data Book, there are approximately 12,057 Medicare-certified home health agencies and approximately 5,899 hospices in the U.S. GHG markets its services to physicians, discharge planners and social workers at hospitals, nursing homes, senior living communities and physicians’ offices through a direct sales model. GHG differentiates its offerings based on response time, clinical programming, clinical outcomes and patient satisfaction. Throughout the states in which it operates, GHG competes primarily with both privately owned and hospital-operated home health and hospice service providers. The competitive landscape for other healthcare services provided by GHG is highly fragmented, with competition from a number of small providers and a few national companies.
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
OTHER ACTIVITIES
Saatchi Online, Inc.
Saatchi Art competes with a wide variety of online and brick-and-mortar companies selling comparable products. Its online art gallery and in-person art fair business compete with traditional offline art galleries, art consultants and online platforms selling original artwork, such as Artfinder, Artspace, Rise Art, Singulart, eBay and Amazon Art; home retailers that sell wall art such as West Elm, Crate and Barrel, and Restoration Hardware; and various art fairs that feature reasonably priced artwork from emerging artists, such as The Affordable Art Fair.
Society6, LLC
Operating an e-commerce marketplace is highly competitive, and Society6 expects competition to increase in the future. Society6 competes with a wide variety of online and brick-and-mortar companies selling comparable products. Its made-to-order marketplace business primarily competes with companies that also utilize a made-to-order business model whereby consumer products featuring artist designs are produced by third-party fulfillment partners and shipped directly to customers, such as Redbubble, Zazzle, Art.com, Shutterfly and Minted, as well as companies that offer broader home décor and apparel products, such as Amazon, Etsy, and Wayfair. Additionally, Society6 is facing, and will likely continue to face, increased international competition from brands offering ultra-low-cost goods, such as Shein and Temu.
World of Good Brands
WGB faces intense competition from a wide range of competitors, including those of much larger scale. Principal competitors in this space currently include various online media companies ranging from large internet media companies to specialized and enthusiast properties that focus on particular areas of consumer interest, as well as social media outlets such as Facebook, TikTok, YouTube, Snapchat, Instagram and Pinterest, where brands and advertisers are focusing a significant portion of their online advertising spend in order to connect with their customers. Many of its competitors have larger audiences and more financial and marketing resources and many of them are making significant investments in order to compete with various aspects of this business. WGB competes for advertisers on the basis of a number of factors, including return on marketing expenditures, price of its offerings, and the ability to deliver large audiences or precise types of segmented audiences.
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
Decile LLC
Decile faces competition from lower-cost providers that provide a narrower data analytics and reporting offering. In addition, at higher price points aimed at larger marketers ($100M+ annual revenue), there are several large customer data platform competitors or in-house solutions that attempt to unify many disparate sources of data to improve omnichannel advertising outcomes. Decile seeks to maintain a competitive advantage by providing a better view of high-value customers and personas and their associated value and making it easier for clients to activate those customers in a more personalized way. Decile’s third-party data enrichment capabilities and advanced analytics serve as key differentiators in the mid-market space where those capabilities are not available at a competitive price.
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
Supporting Cast
In the growing creator monetization landscape, Supporting Cast differentiates itself from competitors like Patreon and Apple Podcasts Subscriptions through its white-label service model. While most platforms maintain direct control of subscriber data and payment information, Supporting Cast empowers clients to own their customer relationships. The platform has carved out a strong market position by specializing in complex subscription architectures, multi-show network capabilities, and customizable enterprise solutions that meet the needs of major media organizations.
EXECUTIVE OFFICERS
The executive officers of the Company, each of whom is elected annually by the Board of Directors, are as follows:
Donald E. Graham, age 79, Chairman Emeritus, served as Chairman of the Board of the Company from September 1993 until May 2023 and served as Chief Executive Officer of the Company from May 1991 until November 2015. Mr. Graham served as President of the Company from May 1991 until September 1993 and prior to that had been a Vice President of the Company for more than five years. Mr. Graham also served as Publisher of The Washington Post (the Post) from 1979 until September 2000 and as Chairman of the Post from September 2000 to February 2008.
Timothy J. O’Shaughnessy, age 43, became Chief Executive Officer of the Company in November 2015. From November 2014 until November 2015, he served as President of the Company. He was elected to the Board of Directors in November 2014. From 2007 to August 2014, Mr. O’Shaughnessy served as chief executive officer of LivingSocial, an e-commerce and marketing company that he co-founded in 2007. Mr. O’Shaughnessy is the son-in-law of Donald E. Graham, Chairman Emeritus of the Company.
Andrew S. Rosen, age 64, became Executive Vice President of the Company in April 2014. He became Chairman of Kaplan, Inc. in November 2008 and served as Chief Executive Officer of Kaplan, Inc. from November 2008 to April 2014 and from August 2015 to the present. Mr. Rosen has spent more than 38 years at the Company and its affiliates. He joined the Company in 1986 as a staff attorney with the Post and later served as assistant counsel at Newsweek. He moved to Kaplan in 1992 and held numerous leadership positions there before being named Chairman and Chief Executive Officer of Kaplan, Inc.
Wallace R. Cooney, age 62, became Senior Vice President–Finance and Chief Financial Officer of the Company in April 2017. Mr. Cooney served as the Company’s Vice President–Finance and Chief Accounting Officer from 2008 to 2017. He joined the Company in 2001 as Controller.
Jacob M. Maas, age 48, became Executive Vice President of the Company in January 2022, prior to which he served as Senior Vice President–Planning and Development beginning October 2015. Prior to joining the Company, he served as executive vice president of operations and head of corporate development at LivingSocial, an e-commerce and marketing company that he joined as chief financial officer in 2008.
Nicole M. Maddrey, age 60, became Senior Vice President, General Counsel and Secretary of the Company in April 2015. Ms. Maddrey joined the Company in 2007 as Associate General Counsel. Prior to joining the Company, Ms. Maddrey served as Special Counsel in the Division of Corporation Finance at the U.S. Securities and Exchange Commission.
Marcel A. Snyman, age 50, became Vice President and Chief Accounting Officer of the Company in January 2018. Mr. Snyman served as Controller of the Company from 2016 to 2018, prior to which he served as Assistant Controller beginning in April 2014 and Director of Accounting Policy beginning in July 2008.
Sandra M. Stonesifer, age 40, became Vice President–Chief Human Resources Officer of the Company in January 2021. Prior to joining the Company, Mrs. Stonesifer was a consultant with S-Squared Consulting, an organization development consulting company.
HUMAN CAPITAL
The Company employs approximately 21,446 people worldwide, of which approximately 12,871 are employed in the U.S. and approximately 8,575 are employed outside the U.S. Employment across each of the Company’s businesses is further discussed below.
Worldwide, Kaplan employs approximately 7,056 people on a full-time basis in 27 countries. Kaplan also employs substantial numbers of part-time employees who serve in instructional and administrative capacities. Kaplan’s part-time workforce comprises approximately 3,591 individuals in 18 countries. Collectively, in the U.S. and Canada, approximately 91 Kaplan employees are represented by a union. In countries where Kaplan has a presence but union membership is not disclosed to the employer–the U.K., Australia, and Singapore–there may be union-represented employees as well.
GMG has approximately 880 employees, including 859 full-time employees and 21 part-time employees, of whom approximately 86 are represented by a union.

In the manufacturing segment, Hoover has approximately 453 full-time employees, of whom 12 are represented by a union. Dekko has approximately 975 full-time employees, none of whom is represented by a union. Joyce/Dayton has approximately 178 full-time employees and five part-time employees, none of whom is represented by a union. Forney has approximately 109 full-time employees. Of those employees, 46 are represented by a union, all of whom are employed in Mexico.
In the healthcare segment, GHG has approximately 2,387 full-time employees and 579 part-time employees. None of these employees is represented by a union.
Graham Automotive employs approximately 938 full-time employees, none of whom is represented by a union.
In other businesses, Saatchi Art, Society6 and WGB employ approximately 240 full-time and part-time employees collectively, none of whom is represented by a union. Clyde’s has approximately 200 full-time employees and 1,796 part-time employees, none of whom is represented by a union. Framebridge has approximately 594 employees and 65 part-time employees, none of whom is represented by a union. Code3 has approximately 125 full-time employees, none of whom is represented by a union. Decile has 28 full-time employees, none of whom is represented by a union. Slate employs 129 full-time employees and four part-time employees, of whom approximately 54 are represented by a union. The FP Group has approximately 62 full-time employees, approximately 14 of whom are represented by a union. City Cast employs 88 full-time employees and three part-time employees, none of whom is represented by a union.
The parent Company has approximately 87 full-time employees, none of whom is represented by a union.
The Company recognizes the importance of attracting, developing, and retaining highly qualified employees throughout each of its businesses. The following is a description of the Company’s efforts to manage and promote human capital within its organization.
Oversight and Management. The Company’s human resources organization and the human resource organizations of its various businesses manage employment-related matters, including recruiting and hiring qualified employees, training and development, compensation, workplace safety, performance management, support for specific needs including supporting employees who are caregivers or working remotely, and ensuring a talented and inclusive workforce where all employees can be successful. The Compensation Committee of the Board of Directors provides oversight of certain human capital matters, including compensation and benefits, executive development, employee inclusion and retention initiatives, and succession planning.
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
Compensation and Benefits. The Company offers strong compensation and benefits programs to its employees. Depending on the business unit, employee benefits may include healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, adoption assistance plans, employee assistance programs, tuition assistance programs, transportation benefits programs, a matching gifts program, bonuses, long-term incentive compensation plans, Company-paid pension contributions and a 401(k) Plan. The Company offers discounts on courses and programs offered by Purdue Global to all full-time employees through the Gift of Knowledge Program. The Company also offers a small group of eligible employees certain equity-based grants under the Company’s Incentive Compensation Plan with vesting and performance conditions to facilitate the attraction, retention, motivation and reward of key employees and to align their interests with those of the Company’s stockholders.
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
For example, at GMG, employees have access to several development and training programs, including Boss School, a management training session, PROduce! for high potential producers to enhance their innovative mindset and leadership skills, and access to several other resources that provide individual learning and group activities on a variety of leadership and workplace collaboration topics. In 2024, GMG continued with its organizational culture improvement program called Up Your Culture, providing all people leaders with monthly workshops and coaching sessions to effectively lead their teams. Additionally, leaders have access to tools in their survey management platform that provide actionable tactics that can be traced and aligned with employee survey score outcomes. At Joyce/Dayton, leadership teams attended a multi-day training program to focus on strategic planning. Executives attended training to focus on how to work together most effectively. Kaplan offers personalized and immersive learning experiences to support employees, managers, and leaders in building capabilities and driving personal and business growth. In 2024, Kaplan International Australia & New Zealand ran a leadership basics training for the Admission team leaders in Kaplan Business School. At Hoover, they held their Annual Leadership Development Training as well as their Annual Safety & Leadership Conference.
Attracting and Retaining Employees. The Company strives to recruit, hire and promote the most talented and qualified individuals for roles in all its businesses. Focusing on identifying and considering a broad group of highly qualified applicants from all backgrounds for employment fosters a culture of excellence and drives positive outcomes for the Company’s businesses. The Company is committed to a culture in which its talented employee base can thrive in an inclusive and respectful environment.
The Company’s businesses have various initiatives to support their inclusion strategies in ways that are tailored to their employees, customers, and products. These include training and other education opportunities, venues for employees to come together to create community, and efforts to continually gather feedback from our employees to ensure we are a workplace in which our diverse group of talented employees can thrive.
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
In 2024, the Corporate office provided approximately $1.5 million in financial support to 77 nonprofit and civic organizations in the areas of education, health and human services, civics and community, and culture and art. Corporate philanthropy is primarily focused on providing resources, access and services to the most underserved members of the community. Corporate staff have also volunteered directly with organizations in the region such as College Track, organizing career development opportunities for students, and PathForward, packing lunches and care packages for Arlington residents experiencing homelessness. The Company has forged deep relationships with its partners in service and philanthropy, and it works closely in collaboration with them to support their very important work.
The service-oriented nature of the Company’s businesses, along with its core values, enables its businesses to authentically engage in service through its normal business activities. For example, at the education segment, Kaplan continues to be the primary donor and supporter of The Kaplan Educational Foundation (KEF), an independent public charity founded by Kaplan executives to help promote equity through higher education. The Foundation relies on Kaplan grants, in-kind service, donations from the Kaplan community, and volunteers from Kaplan’s employee base. A number of KEF alumni have been hired by Kaplan as full-time employees or served as interns at Kaplan over the years, and many have secured post-graduation employment with Fortune 500 and multinational corporations.
Additionally, Kaplan partners with ACT, Inc., to provide free ACT® prep for low-income students. In 2024, Kaplan enrolled approximately 150,136 students who qualified as such–according to eligibility in ACT’s fee waiver program–delivering over $22 million in free ACT prep to low-income students.
Kaplan International supports various charitable organizations providing a broad range of education-related services to underserved communities. Kaplan Professional UK supports Breaking Barriers (formerly RefuAid), a specialist refugee employment charity, by providing free accountancy tuition through to qualification by the Association of Chartered Certified Accountants. Kaplan Languages Group also offers the organization’s members, free of charge, online and in-person English classes, as well as the Kaplan Test of English, an online English proficiency assessment needed for entry to university, helping to improve access to education and career opportunities. Furthermore, Kaplan Professional UK provides internship, mentoring, and professional development opportunities through Career Ready, a social mobility charity, and runs skills workshops for The Rise Initiative, which serves youth from low socio-economic backgrounds.
At Graham Media Group, both the stations and their employees are committed to their local communities by providing educational, public affairs and special broadcasts addressing current affairs and issues related to their communities. Additionally, each media hub elevates the work of several nonprofit and community organizations by spotlighting their work in the community, hosting community forums to voice and address community concerns, volunteering at local classrooms to conduct science experiments, and partnering with local organizations to assist people who have been impacted by natural disasters.

At the Company’s healthcare segment, Graham Healthcare Group partners with We Honor Veterans to serve the unique hospice needs of veterans and their families. GHG also created the Residential Hospice Foundation, an organization dedicated to educating the community, prospective hospice patients, and their families about end-of-life issues, grief, and the bereavement process. Contributions help families to receive the hospice care they need even when they are underinsured or do not have insurance. Additionally, GHG is proud to be a regional corporate sponsor for the Walk to End Alzheimer’s, a disease that directly impacts many of the communities and patients that GHG serves.
FORWARD-LOOKING STATEMENTS
All public statements made by the Company and its representatives that are not statements of historical fact, including certain statements in the Company’s Annual Report on Form 10-K and in the Company’s 2024 Annual Report to Stockholders, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on expectations, forecasts, and assumptions by the Company’s management and involve a number of risks, uncertainties, and other factors that could cause actual results to differ from those stated, including, without limitation, comments about expectations related to acquisitions or dispositions or related business activities, the Company’s business strategies and objectives, the prospects for growth in the Company’s various business operations, the Company’s future financial performance, and the risks and uncertainties described in Item 1A of the Company’s Annual Report on Form 10-K. Accordingly, undue reliance should not be placed on any forward-looking statement made by or on behalf of the Company. Any forward-looking statements made in this Annual Report on Form 10-K speaks only as of the date on which it is made. The Company assumes no obligation to update any forward-looking statement after the date on which such statement is made, even if new information subsequently becomes available.
AVAILABLE INFORMATION
The Company’s internet address is www.ghco.com. The Company makes available free of charge through its website its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, definitive proxy statements on Schedule 14A and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) as soon as reasonably practicable after such documents are electronically filed with the Securities and Exchange Commission (SEC). In addition, the Company’s Certificate of Incorporation, its Corporate Governance Guidelines, the Charters of the Audit and Compensation Committees of the Company’s Board of Directors and the codes of conduct adopted by the Company and referred to in Item 10 of this Annual Report on Form 10-K are all available on the Company’s website; printed copies of such documents may be obtained by any stockholder upon written request to the Secretary, Graham Holdings Company at 1812 North Moore Street, Arlington, VA 22209. We routinely post information that may be important to investors on our website at www.ghco.com, and we use this website address as a means of disclosing material information to the public in a broad, non-exclusionary manner for purposes of the SEC’s Regulation Fair Disclosure (FD). The contents of the Company’s website are not incorporated by reference into this Form 10-K and shall not be deemed “filed” under the Exchange Act.
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
Risks Related to the Company’s Education Business
•     Changes in International Laws and Regulations, Related Policy Announcements, Travel Restrictions and Sanctions.
•     Difficulties and Expenses in Managing Properties in England and Scotland.
•     Difficulties in Managing Foreign Operations and Failure to Comply with Foreign Regulatory Requirements.
•     Changes in U.K. and International Tax Laws.
•     Possible Changes to the Department of Education.
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
•     Failure to Realize the Anticipated Benefits of the Purdue Global Transaction.
•    Regulatory Changes and Developments.
•     Reductions in the Use of Standardized Tests and Increased Competition.
•     Changes in the Extent to Which Licensing and Proficiency Examinations Are Used.
Risks Related to the Company’s Television Broadcasting and Media Businesses
•     Changing Perceptions About the Effectiveness of Television Broadcasting in Delivering Advertising and Competition from Digital Platforms.
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
•    Changes Affecting Automobile Manufacturers.
•    Changes to State Dealer Franchise Laws and Technological Innovations.
•Changes in Economic Conditions and Vehicle Inventories.
Risks Related to the Company’s Other Businesses
•Failure by Saatchi Art to Attract and Retain Artists and Customers and Convert Visitors to Customers.
•Failure by Society6 to Attract and Retain Customers.
•Failure by WGB to Attract Visitors and Drive Traffic to its Media Properties.
•Failure to Recruit and Retain Employees in the Company’s Restaurants.
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
•    Failure to Comply with Environmental and Health and Safety Laws.
•     Failure to Successfully Integrate Acquired Businesses.
•     Goodwill and Other Intangible Assets Impairment.
•     Changes in International Income Tax Laws.
•     Introduction of Additional Tariffs.
Risks Related to Cybersecurity, Privacy, Artificial Intelligence and Intellectual Property
•     System Disruptions and Security Threats to the Company’s Information Technology Infrastructure or Those of Third Parties.
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
Risks Related to the Company’s Education Business
•    Changes in International Laws and Regulations and Travel Restrictions and Related Policy Announcements, Have Materially Adversely Affected and Together with Changes in Immigration Laws or Sanctions Could Continue to Materially Adversely Affect International Student Enrollments and Kaplan’s Business.
Kaplan is subject to a wide range of laws and regulations relating to its international operations. These include domestic laws with extraterritorial reach, such as the U.S. Foreign Corrupt Practices Act, international laws such as the U.K. Bribery Act, as well as the local regulatory regimes of the countries in which Kaplan operates. These laws and regulations change frequently. Failure to comply with these laws and regulations could result in significant penalties or the revocation of Kaplan’s authority to operate in the applicable jurisdiction, each of which could have a material adverse effect on Kaplan’s operating results.
In response to the COVID-19 pandemic, many governments imposed student travel restrictions (applicable to exit and entry), made recommendations for their students to return home and closed physical campus locations, and many state and professional bodies postponed or canceled examination dates related to state examinations and professional education programs, all of which have materially adversely affected Kaplan International’s operations and resulted in significant losses at Kaplan Languages Group during the pandemic. The emergence of new pandemics and consequential changes to travel and study arrangements in one or more countries could negatively affect Kaplan International and its operating results.
Further changes to the regulatory environment, including changes to government policy or practice in oversight and enforcement, or other factors, including war, civil unrest, geopolitical instability, imposition or extension of international sanctions, a natural disaster or a pandemic in either the students’ countries of origin or countries in which they desire to study, could continue to negatively affect Kaplan’s ability to attract and retain students and negatively affect Kaplan’s operating results. Increasingly, governments have begun imposing sales taxes on digital services, such as education, offered in their jurisdictions by foreign providers. Any significant changes to the availability of government funding for education or training, visa policies for students and their dependents, or other administrative immigration requirements, or the tax environment, including changes to tax laws, policies and practices, in any one or more countries in which KI operates or makes its services available could negatively affect its operating results. KI’s operations, institutions and programs in the U.S. may be subject to state-level regulation and oversight by state regulatory agencies, whose approval or exemption from approval is necessary to allow an institution to operate in the state. These agencies may establish standards for instruction, qualifications of faculty, location and nature of facilities, financial policies and responsibilities and other operational matters. Institutions that seek to admit international students are required to be federally certified and legally authorized to operate in the state in which the institution is physically located in order to be allowed to issue the relevant documentation to permit international students to obtain a visa. Agencies at both local and national levels in other countries may also impose similar requirements on Kaplan International’s operations outside the U.S.
A substantial portion of KI’s revenue comes from programs that prepare international students to study and travel in English-speaking countries. In 2024, university preparation programs were principally delivered in Australia, New Zealand, Singapore and the U.K. KI’s ability to enroll students in these programs is directly dependent on its ability to comply with complex regulatory environments.
KI’s ability to enroll international students in programs in the U.K., U.S., Singapore, Australia, New Zealand, Canada and other countries and to recruit students for study with KI’s partners is directly dependent on the laws and regulations governing student immigration. Changes to Australian and Canadian student immigration rules have impacted, and will continue to impact, KI’s ability to recruit students for study at its own colleges and its partner universities. Overall, there is a trend of tightening of student immigration regulations and access to student visas worldwide, including, most recently, an Australian Government international indicative student visa approval target for post-secondary education providers. Since entering office in January 2025, the new U.S. presidential administration has issued executive orders and announced policy changes that may affect international student entry to, or ability to study in, the U.S., including increased visa vetting for individuals seeking to enter the U.S. and restrictions on conduct while in the U.S. Negative perceptions regarding travel to the U.S., as well as the legal and regulatory environment’s susceptibility to change by the new administration, could have a negative impact on KI’s ability to recruit international students, which could materially adversely affect Kaplan’s U.S. Pathways business as well as the U.S.-based Kaplan Languages Group.
Changes to levels of direct and indirect government funding for international education programs would also materially affect the success of KI’s operations. For example, if access to student loans or other funding were to be lost for KI operations that admit students who are entitled to receive the benefit of this funding, Kaplan’s operating results could be materially adversely affected. The U.K. government is considering a reduction to funding for the Level 7 apprenticeship (L7) in 2025. Presently, these apprenticeships, equivalent to masters degree level study, can be funded from U.K. employer apprenticeship levy payments. The apprenticeship levy are payments to the government by U.K. employers of a certain minimum size calculated as a percentage of the employer’s tax bill. The U.K. government is proposing to restrict the ability of employers to access their levy funds so that these can no longer be used to fund apprenticeships at L7. If such a change were implemented, this would impact Kaplan Financial (a division of Kaplan Professional UK), an apprenticeship training provider whose U.K. apprenticeship business represents nearly 50% of Kaplan Professional UK’s total revenue. Kaplan anticipates that employers would fund a significant portion of L7 outside of the levy paid for apprenticeships. The extent and timing of the proposed funding changes is not yet clear.
•Difficulties and Expenses in Connection with Managing Properties in England and Scotland Could Materially Impact Kaplan’s Expenses.
Kaplan has a number of real estate investments in England and Scotland, usually on long-term leases. As the tenant, Kaplan is required to keep the buildings in repair. Kaplan usually benefits from a package of contractor and subcontractor arrangements in relation to defects in the buildings due to poor construction or failure to adhere to property regulations during construction of the properties. If, however, the entities who have entered into these collateral agreements become insolvent or successfully assert another defense to a claim from Kaplan under the relevant agreement, Kaplan, as the tenant, may be expected to carry out work related to the relevant defect and/or bear the relevant cost of such work. The relevant costs may be material. Kaplan’s ability to enforce collateral agreements may also be impacted by other factors, including but not limited to, the operation of Scottish law on time periods permitted to bring a claim. Kaplan may be required to bear some or all of the costs of work at two of its residences, the scope of which, and Kaplan’s legal responsibility for undertaking it, is yet to be established.
•    Difficulties in Managing Foreign Operations and Failure to Comply with Foreign Regulatory Requirements Have Negatively Impacted and Could Continue to Negatively Affect Kaplan’s Business.
Kaplan has operations and investments in a growing number of foreign countries and regions, including Australia, Canada, the People’s Republic of China, Colombia, France, Germany, Hong Kong, India, Ireland, Japan, New Zealand, Nigeria, Saudi Arabia, Singapore, the U.K. and the United Arab Emirates. Operating in foreign countries and regions presents a number of inherent risks, including the difficulties of complying with unfamiliar laws and regulations, effectively managing and staffing foreign operations, successfully navigating local customs and practices, preparing for potential political and economic instability and adapting to currency exchange rate fluctuations. Countries have also increasingly begun imposing national data protection laws, which increases compliance costs and creates additional legal risk in relation to operating internationally. New privacy or data protection legislation placing restrictions on the processing or export of personal information enacted in a jurisdiction where Kaplan operates could have a material and adverse effect should Kaplan be unable to process personal information needed to provide the services Kaplan offers or plans to offer. Failure to effectively manage these risks could have a material adverse effect on Kaplan’s operating results.
•    Changes in U.K. and International Tax Laws Could Have a Material Adverse Effect on Kaplan International.
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
The Glasgow College is not currently included in the OfS registration as it is located in Scotland. Under a different statutory VAT exemption, bodies that qualify for VAT purposes as “colleges of a university” are able to exempt their tuition fees from VAT, and UK Pathways Glasgow International College applies this status. In 2019, a tax case was determined by the U.K. Supreme Court on the meaning of “college of a university.” The U.K. Supreme Court decided the case in the college’s favor. The result was more favorable to private providers working in collaboration with a university. The U.K. Supreme Court emphasized five principal tests for a private provider to meet, for it to be sufficiently integrated with a university, to qualify as a “college of a university,” even if it does not have a constitutional link to the university. Although the focus on these five tests has now been incorporated into official His Majesty’s Revenue and Customs (HMRC) guidance, it is not yet clear how HMRC will apply the Supreme Court judgment and the five key tests in practice. If HMRC’s application of the Supreme Court judgment and the five key tests deem Glasgow International College not to constitute a “college of a university” and not entitled to a VAT exemption, KI Pathways Colleges’ financial results may be materially adversely impacted if they are not able to meet any new requirements.
Following the departure of the U.K. from the European Union (EU) on December 31, 2020, the U.K. may further develop its VAT rules in this complex area separate from the EU rules. Kaplan continues to closely monitor this area.
Following the U.K. general election in July 2024, the Labour party formed a new government. Effective January 1, 2025, the new government ended the VAT exemption for private schools. The resulting 20% effective increase in tuition, boarding and other costs will materially impact enrollment of new and existing students at MPW. Kaplan believes the change currently only affects MPW but continues to carefully review the implementation of this policy. The new government has also increased employer’s national insurance contributions, a tax paid by U.K. employers to fund government benefits programs that increases the costs of employment for all U.K. businesses. The new government may make other changes to U.K. tax laws which increase the tax costs of KI’s activities in the U.K.
•    Possible Changes to the Department of Education Could Negatively Impact the Company’s Operations and Businesses.
It has been reported that the current U.S. presidential administration is drafting an order aiming to eliminate the Department of Education. The order could involve reassigning functions to other federal agencies or state governments or eliminating or downsizing functions. It is unclear which functions will be deemed critical, and which could be phased out or downsized. Such changes could lead to operational interruptions to systems relied upon by Kaplan's partner institutions that could impact their ability to comply with obligations to Kaplan. Operational interruptions could also interfere with Kaplan's ability to deliver services.
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
•    Failure to Comply with the ED’s Title IV Incentive Compensation Rule Could Subject Kaplan to Liabilities, Sanctions and Fines.
Under the ED’s incentive compensation rule, an institution participating in Title IV programs may not provide any commission, bonus or other incentive payment to any person or entity engaged in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV funds if such payment is based directly or indirectly on success in securing enrollments or financial aid. KNA is a third party providing bundled services to Title IV participating institutions, including recruiting and, in the case of Purdue Global, financial aid services. As such, KNA is also subject to the incentive compensation rule and cannot provide any commission, bonus or other incentive payment to any covered employees, subcontractors or other parties engaged in certain student recruiting, admission or financial aid activities based on success in securing enrollments or financial aid. In addition, KNA’s client Title IV institutions’ payments to KNA (including payments under the TOSA with Purdue Global) must comply with revenue sharing guidance provided by the ED related to bundled services agreements. In 2011 guidance, the ED provided that in certain arrangements with Title IV participating institutions where student recruiting services are “bundled” with other non-recruiting services, revenue sharing may be allowable despite the incentive compensation rule’s general prohibition on such revenue sharing with entities or individuals that provide recruiting services. Because this guidance is not codified in any rule or law but is instead ED guidance on the applicability of the incentive compensation rule, such guidance can be revoked at any time and without notice. The ED has indicated it is considering a change to this guidance as some lawmakers and states, such as California, have publicly called for the revocation of this guidance or sought to introduce federal and state legislation seeking to prevent any such revenue sharing with entities that engage in recruiting students. The change of control of the executive branch in 2025 decreased the likelihood of changes to this guidance and to the incentive compensation rule or limitations on the bundled service allowance through additional federal rulemaking. As previously described, the TOSA revenue sharing provisions are deferred purchase price payments rather than payments for services. KNA’s services under the TOSA are paid for as a percentage of KNA’s costs of delivering those services to Purdue Global. KNA cannot predict how the ED or a federal court will interpret, revise or enforce all aspects of the incentive compensation rule or the bundled service revenue sharing guidance in the future or how they would be applied to the TOSA or any of KNA’s agreements by the ED or in any litigation. Any revisions or changes in interpretation or enforcement could require KNA and its client institutions to change their practices or renegotiate the tuition revenue sharing payment terms of KNA’s agreements with such client institutions and could have a material adverse effect on Kaplan’s business and results of operations. Additionally, failure to comply with the incentive compensation rule could result in litigation or enforcement actions against KNA or its clients and could result in liabilities, fines or other sanctions against KNA or its clients, which could have a material adverse effect on Kaplan’s business and results of operations.
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
In May 2021, Kaplan received notice from the ED that it would be conducting a fact-finding process pursuant to the BDTR regulations to determine the validity of BDTR claims and a request for documents related to several of Kaplan’s previously owned schools. In 2021, Kaplan received claims and related information requests seeking discharge of approximately $35 million in loans, excluding interest, from former Kaplan University students. Kaplan believes it has defenses that would bar any student discharge or school liability including that the claims are barred by the applicable statute of limitations, unproven, incomplete and fail to meet regulatory filing requirements. The ED’s process for adjudicating these claims is subject to the borrower defense regulations but it is not clear to what extent the ED will exclude claims based on the underlying statutes of limitations, evidence provided by Kaplan, or any prior investigation related to schools attended by the student applicants. On August 16, 2022, the ED announced the approval of discharges for just under 100 borrowers who had enrolled in the medical assistant  or medical billing and coding program at Kaplan Career Institute’s Kenmore Square location in Massachusetts from July 1, 2011 to February 16, 2012, when the institution stopped enrolling new students. These are borrowers the Massachusetts Attorney General identified as part of an investigation in 2013-2015. The location closed in February 2013. To date, the ED has not sought to recoup any discharged amount from Kaplan. Although the ED did not announce the total amount discharged, Kaplan believes it to be approximately $200,000. Kaplan believes that each of the students subject to discharge was likely previously covered by Kaplan’s prior settlement with the Massachusetts Attorney General through which they should have received refunds of all or part of their tuition.
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
The settlement agreement in Sweet v. Cardona, a case brought by plaintiffs against the ED and discharges all pending BDTR claims against Kaplan filed through the date of the settlement agreement in June 2022. Although the ED may argue that it has the right to separately adjudicate those BDTR claims to attempt to seek recoupment from Kaplan, it is not clear whether a federal court would hold that the Sweet settlement resolves or moots all such claims. As noted above, the Sweet settlement also applies to claims filed prior to November 15, 2022. Although those post-June 23, 2022 claims were not automatically discharged, the settlement commits the ED to adjudicate those claims prior to January 2026.
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

•    Noncompliance with Regulations by KNA’s Client Institutions May Adversely Impact Kaplan’s Results of Operations.
KNA currently provides services to higher education institutions that are heavily regulated by federal and state laws and regulations and by accrediting bodies. Currently, a substantial portion of KNA’s revenue is attributable to service fees and deferred purchase price payments it receives under its agreement with Purdue Global, which, in the case of the deferred purchase price, are dependent upon revenue generated by Purdue Global and upon Purdue Global’s eligibility to participate in the Title IV federal student aid program. To maintain Title IV eligibility, Purdue Global and KNA’s other client institutions must be certified by the ED as eligible institutions, maintain authorizations by applicable state education agencies and be accredited by an accrediting commission recognized by the ED. Purdue Global and KNA’s other client institutions must also comply with the extensive statutory and regulatory requirements of the Higher Education Act and other state and federal laws and accrediting standards relating to their financial aid management, educational programs, financial strength, disbursement and return of Title IV funds, facilities, recruiting practices, representations made by the school and other parties, and various other matters. Additionally, Purdue Global and other client institutions are subject to laws and regulations that, among other things, limit student default rates on the repayment of Title IV loans; permit BDTR of Title IV loans based on certain conduct of the institution; establish specific measures of financial responsibility and administrative capability; regulate the addition of new campuses and programs and other institutional changes; require compliance with state professional licensure board requirements to the extent applicable to institutional programs; require compliance with the Title IV definition of nonprofit institution; and require state authorization and institutional and programmatic accreditation. In addition, the Coronavirus Aid, Relief, and Economic Security (CARES) Act, the Consolidated Appropriations Act of 2021 and subsequent guidance from the ED have created changes in the administration of federal financial assistance programs, the interpretation of which may not yet be fully understood.
If the ED finds that Purdue Global or any other KNA client institution has failed to comply with Title IV requirements or improperly disbursed or retained Title IV program funds, it may take one or more of a number of actions, including: fining the school, requiring the school to repay Title IV program funds, limiting or terminating the school’s eligibility to participate in Title IV programs, initiating an emergency action to suspend the school’s participation in the Title IV programs without prior notice or opportunity for a hearing, transferring the school to a method of Title IV payment that would adversely affect the timing of the institution’s receipt of Title IV funds, requiring the school to submit a letter of credit, denying or refusing to consider the school’s application for renewal of its certification to participate in the Title IV programs or for approval to add a new campus or educational program, requiring the institution to comply with additional regulatory requirements reserved for schools not meeting the definition of a nonprofit institution including 90/10 and Gainful Employment requirements, and/or referring the matter for possible civil or criminal investigation. There can be no assurance that the ED will not take any of these or other actions in the future, whether as a result of lawsuits, program reviews or otherwise. On November 25, 2024, the ED approved Purdue Global’s Application for Participation in the Title IV program and granted a full Program Participation Agreement. This Program Participation Agreement expires on December 31, 2028 and will need to be renewed prior to that date pursuant to federal regulations. Pursuant to the terms of the Program Participation Agreement Purdue Global must report to the ED any accreditation or governmental agency action or class action lawsuit. If Purdue Global or another KNA client institution loses or has limits placed on its Title IV eligibility, accreditation or state licensure, or if Purdue Global or another KNA client institution is subject to fines, repayment obligations or other adverse actions owing to its or Kaplan’s noncompliance with Title IV regulations, accreditor or state agency requirements, or other state or federal laws, Kaplan’s financial results of operations could be adversely affected. Additionally, as a prior owner of Title IV institutions, KNA may retain certain liability for student loans related to the current or future BDTR applications described above or future similar applications.
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

•    Kaplan May Fail to Realize the Anticipated Benefits of the Purdue Global Transaction.
Kaplan’s ability to realize the anticipated benefits of the Purdue Global transaction will depend, in part, on its ability to successfully and efficiently provide services to Purdue Global. Achieving the anticipated benefits is subject to a number of uncertainties, including whether the services can be provided in the manner and at the cost Kaplan anticipated and whether Purdue Global is able to realize anticipated student enrollment levels. If Kaplan is unable to effectively execute its post-transaction strategy, it may take longer than anticipated to achieve the benefits of the transaction or it may not realize those benefits at all. In 2022, pursuant to the TOSA, Purdue Global began providing certain functions previously provided by KNA in-house. Those functions include human resources, finance and accounting, facility management, and communications services. The TOSA (Kaplan’s service agreement with Purdue Global) acknowledges that the Purdue Global Board of Trustees controls the university. While the TOSA provides financial protections to Kaplan to ensure payment of certain of its fees, actions by Purdue Global that change university policies, direct the provision of certain non-academic service functions, or increase costs associated with the non-academic service functions could impact Kaplan’s ability to achieve the benefits of the transaction.
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
The laws, regulations and other requirements applicable to KNA or any KNA client institutions are subject to change and to interpretation. Regulations enacted as a result of a 2021 Negotiated Rulemaking, that became effective in July 2023 (July 2023 Regulations), include restrictions on revenue-sharing arrangements between universities and former university owners, as discussed above. This could impact KNA Higher Education managed service provider contracts with Purdue Global and other KNA client institutions such as Wake Forest, Purdue, Creighton, Lynn or others. In addition, the July 2023 Regulations included new rules and changes to existing rules related to the ability of student borrowers to obtain discharges of their obligations to repay certain Title IV loans that were first disbursed on or after July 1, 2023; the BDTR adjudication process; recoupment of BDTR discharges from institutions; closed school loan discharges; disability loan discharges; public loan forgiveness; income-driven repayment plans; colleges and universities undergoing changes in ownership; and arbitration agreements. The ED also changed the Title IV definition of “nonprofit” institution to generally exclude from that definition any institution that is an obligor on a debt owed to a former owner of the institution or maintains a revenue-based service agreement with a former owner of the institution. Such regulatory changes as well as those described above could subject Purdue Global and other KNA client institutions to additional regulatory requirements. Additionally, the application of the July 2023 Regulations related to BDTR to KNA for loans disbursed between July 1, 2017 and March 22, 2018, the close of the Purdue Global transaction, could materially affect Kaplan’s revenues. Further, the changes to the ability of students to discharge loans owed as a result of prior school closures could impose liability on Kaplan for loans made to students at institutions previously owned by Kaplan and closed during Kaplan’s ownership. These and other regulatory, policy or legal changes could include the imposition of outcome metrics on universities, a form of free community college, and changes to the financial aid system, including broad loan forgiveness. Other regulatory requirements or developments could have a material adverse effect on Purdue Global’s and other client institutions’ revenues and, in turn, on Kaplan’s operating results, including, for example:
Reductions in Title IV or other federal, state or private financial assistance: KNA receives revenue based on its agreements with client institutions and particularly revenue from Purdue Global under the TOSA. Purdue Global is expected to derive a significant percentage of its tuition revenues from its participation in Title IV programs. Any legislative, regulatory or other development that materially reduces the amount of Title IV, federal, state or private financial assistance available to the students of Purdue Global and other client institutions could have a material adverse effect on Kaplan’s business and results of operations. In addition, any development that makes the terms of such financial assistance less attractive could have a material adverse effect on Kaplan’s business and results of operations.
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
Changes in legislation, regulations or interpretations: Congress periodically revises the Higher Education Act and other laws and enacts new laws governing the Title IV programs and annually determines the funding level for each Title IV program and may make changes in the laws at any time. The ED and other federal and state agencies may also issue new regulations and guidance or change their interpretation of regulations at any time. In addition, any action by Congress or the ED that impacts the ability of Purdue Global to contract with KNA to receive a share of revenue as deferred payment for the sale of Kaplan University or the ability of KNA to contract with any client institution to provide bundled services in exchange for a share of tuition revenue could require KNA to modify the TOSA, other agreements or its practices and could impact the revenues KNA may receive under such agreements. Congress, the ED and other federal and state regulators may create new laws or take actions that may require Purdue Global, other client institutions or KNA to modify practices in ways that could have a material adverse effect on Kaplan’s business and results of operations.
Increases in regulatory scrutiny of postsecondary education and service providers: The increased scrutiny of online schools that offer programs similar to those offered by Purdue Global or other client institutions and of service providers that provide services similar to Kaplan’s has resulted, and may continue to result, in additional enforcement actions, investigations and lawsuits by the ED, other federal agencies, Congress, state Attorneys General and state licensing agencies, or private plaintiffs. Recent enforcement actions have resulted in substantial liabilities, restrictions and sanctions and in some cases have led to the loss of Title IV eligibility and closure of institutions. The change of control of the executive branch and Congress in 2025 could decrease the amount of regulation of service companies like Kaplan and online schools like Kaplan’s client institutions. However, new legislation or regulation could affect Kaplan’s participation in Title IV programs as a third-party servicer to Purdue Global or such other client institutions. In addition, legislative proposals that restrict the ability of entities like KNA to provide certain admissions-related services to Title IV participating institutions under revenue sharing arrangements could impact KNA agreements.
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
Risks Related to the Company’s Television Broadcasting and Media Businesses
•    Changing Perceptions About the Effectiveness of Television Broadcasting in Delivering Advertising and Competition from Digital Platforms Could Adversely Affect the Profitability of Television Broadcasting.
Historically, television broadcasting has been viewed as a cost-effective method of delivering various forms of advertising, particularly local advertising. There can be no guarantee that this historical perception will guide future decisions by advertisers. To the extent that advertisers shift advertising expenditures, including local advertising, away from broadcast television to other media outlets, including digital distribution platforms, the profitability of the Company’s television broadcasting business could be adversely affected.

•    Increased Competition Resulting from Technological Innovations in Video Programming Distribution Systems and Changing Consumer Behavior Could Adversely Affect the Company’s Operating Results.
The continuing growth and technological expansion of internet-based services has increased competitive pressure on the Company’s media businesses. Examples of such developments include delivery of programming via online platforms, including both ad-supported and subscription video programming services and the national broadcast networks’ direct-to-consumer services, technologies that enable users to fast-forward or skip advertisements, and devices that allow users to consume content on demand and in remote locations while avoiding traditional commercial advertisements or cable and satellite subscriptions. A number of these platforms make local programming, including local news, available to viewers and subscribers. Subscription service Amazon Prime Video has publicly discussed the availability of local news on its platform.
In many cases, internet-based platforms and services compete with GMG’s broadcast stations for both viewers and advertising revenues. Changing consumer behavior may also put pressure on the Company’s media businesses to alter traditional distribution methods. The Company obtains significant revenue from its retransmission consent agreements with traditional cable and satellite distributors. These payments are calculated on a per-subscriber basis, so that payments to the Company may decrease as customers “cut the cord” and cancel their cable and satellite subscriptions. The Company also receives payments for the distribution of its stations’ signals on certain internet-based services (through “opt-in” agreements negotiated by the national networks and agreements with the networks for distribution of local programming on network-owned direct-to-consumer platforms); however, these revenues may be less than those received from traditional cable and satellite distribution. Anticipating and adapting to changes in technology and consumer behavior on a timely basis will affect the ability of the Company’s media businesses to continue to increase their revenue. The development and deployment of new technologies and changing consumer behavior have the potential to negatively and significantly affect the Company’s media businesses in ways that cannot now be reliably predicted and that may have a material adverse effect on the Company’s operating results.
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
The Company cannot predict how the market will evolve as the new broadcast television station technical standard, ATSC 3.0, is made available in a growing number of television markets across the country; today, ATSC 3.0 streams are available in more than 75 markets. Competing stations that transition to ATSC 3.0 may increase competition for the Company’s stations and/or create competitive pressure for the Company’s stations to launch ATSC 3.0 streams. As noted above, all of GMG stations have begun broadcasting ATSC 3.0 streams. The pace of transition to and consumer adoption of the ATSC 3.0 broadcasting standard may also be affected by the availability of ATSC 3.0-capable consumer devices. Equipment manufacturers began releasing certain TV models with built-in ATSC 3.0-capable receivers in 2020, and an increasing number of external tuners or converter boxes are available, but ATSC 3.0-capable consumer devices are not yet widely available or in use in the U.S. The ongoing transition to ATSC 3.0 may have material effects on the Company’s media businesses that cannot now be reliably predicted and that may have an adverse effect on the Company’s operating results.
•    Changes in MVPD Subscriber Numbers, Retransmission Consent Fees, “Reverse Retransmission Consent” Payments to the Networks, and Broadcast Exclusivity Could Adversely Affect the Company’s Revenues.
As the number of subscribers to traditional cable, satellite and telecommunications services continues to decline, GMG faces the possibility of declining revenues under its existing retransmission agreements, which typically provide for payment to GMG on a per-subscriber basis. Those subscribers who “cut the cord” and move to internet-based subscription streaming services may not generate the same revenues as GMG receives under its existing retransmission consent agreements, because, as discussed above, the per-subscriber fees paid to network-affiliated stations under the distribution agreements that apply to vMVPDs may be less than the fees paid by traditional MVPDs under GMG’s retransmission consent agreements.
At the same time, GMG’s network affiliation agreements typically require payments to the networks with which GMG stations are affiliated in the form of “reverse retransmission consent fees,” which require GMG to share a specified portion of its retransmission consent revenues with the respective networks. As reverse retransmission consent fee payments required to be paid to the networks escalate, GMG potentially could retain smaller shares of revenues generated by its retransmission consent agreements. The reverse retransmission consent fee obligations are sometimes structured as annual flat fees. In those cases, as the number of subscribers to traditional MVPD platforms decreases, GMG bears the costs and risks of declining retransmission consent revenues.
As the national networks have launched and continue to market and invest in their direct-to-consumer platforms, an increasing amount of network programming, including valuable sports programming, that was once available exclusively on an in-market network-affiliated station is now being made available on ad-supported or subscription services such as Paramount+ (CBS) and Peacock (NBC), either exclusively or simultaneously with its over-the-air broadcast. Disney has announced it is planning to launch new direct-to-consumer sports programming service ESPN Flagship in 2025. The diminishing program exclusivity provided by network affiliation could decrease local broadcasters’ leverage in retransmission consent negotiations with MVPDs. This paradigm could create a growing imbalance for GMG, as “reverse retrans” payments to the networks increase at the same time network-affiliated stations’ exclusivity–and with it, the revenues generated by retransmission consent agreements–continues to decline.
Taken together, these factors together could adversely affect GMG’s revenues and operating results.
Risks Related to the Company’s Manufacturing Businesses
•    Failure to Recruit and Retain Production Staff Needed to Meet Customer Demand Could Have a Material Adverse Effect on the Company’s Manufacturing Businesses.
The Company’s manufacturing operations have experienced in recent years a highly competitive market for production labor. While the market has improved, competitiveness in the industrial sector for experienced skilled workers will continue, which may limit its ability to meet customer demand. If staffing cannot be hired at a cost-efficient wage rate relative to product pricing, volume will be impacted.
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

In addition, CSI Pharmacy and Impact Medical both face risks from manufacturer supply shortages, competitive vertical integration and pricing power, and government intervention on drug pricing.
GHG is also subject to periodic and routine reviews, audits and investigations by federal and state government agencies and private payors, which could result in negative findings that adversely impact the business. The federal Centers for Medicare and Medicaid Services (CMS) increasingly uses third-party, for-profit contractors to conduct these reviews, many of which share in the amounts that CMS denies. These reviews, audits and investigations consume significant staff and financial resources and may take years to resolve. The costs associated with these actions as well as potential negative outcome could materially adversely affect GHG’s results of operations.
•Federal and State Changes to Reimbursement and Other Aspects of Medicare and Medicaid Could Have a Material Adverse Effect on the Company’s Healthcare Business.
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
•    Value-based Purchasing Could Negatively Impact Medicare Reimbursement.
Both private and government payors are increasingly looking to value-based purchasing to lower costs. Value-based purchasing focuses on quality of outcomes and care efficiency, rather than quantity of care. Effective January 1, 2023, under the 2022 Home Health final rule for Medicare home health providers, value-based purchasing was expanded to all 50 states. Under the expanded model, home health agencies receive adjustments to their Medicare fee-for-service payments based on their performance against a set of quality measures, relative to their peers’ performance. Performance on these quality measures in a specified year (performance year) impacts payment adjustments in a later year (payment year). The Home Health Final Rule for 2024, published on November 1, 2023, introduced significant updates that will take effect in 2025, altering the risk profile for home health providers. These changes include a redefined set of quality measures, updated performance benchmarks, and adjustments to payment methodologies, potentially intensifying the financial and operational pressures on providers. CMS could also create a similar plan for hospice providers in the future. Private and government payors’ implementation of value-based purchasing requirements could negatively impact Medicare reimbursement and have an adverse effect on GHG’s financial condition, results of operations and overall cash flows.
•The Company’s Healthcare Business Is Limited in its Ability to Control Rates Received for its Services, Which Could Materially Adversely Affect its Business if it Is Unable to Maintain or Reduce Costs to Provide Such Services.
Medicare is the primary payor for the Company’s Healthcare business and rates are established through federal legislation. Additionally, non-Medicare rates are difficult to negotiate because such payors are under pressure to reduce their own costs. As a result, the Healthcare business must manage costs in order to achieve a desired level of profitability including, but not limited to, centralization of various processes, utilization of technology/automation and management of the number of employees utilized. If the Healthcare business is unable to streamline its processes and reduce costs, its business and consolidated financial condition, results of operations and cash flows could be materially adversely affected.

Risks Related to the Company’s Automotive Businesses
•Termination or Non-renewal of a Dealership Agreement by an Automobile Manufacturer and Limitations on the Company’s Ability to Acquire Additional Dealerships Could Adversely Affect the Company’s Automotive Business and Results of Operations.
The Company’s automobile dealerships are dependent on maintaining strong relationships with manufacturers, and the Company’s ownership and operation of automobile dealerships is subject to its ability to comply with various requirements established by automobile manufacturers. The Company’s dealerships operate under separate agreements with each applicable automobile manufacturer. Manufacturers may terminate their agreements for a variety of reasons subject to state laws, including a dealership’s failure to meet a manufacturer’s standards for financial and sales performance, customer satisfaction, facilities and the quality of dealership management; and any unapproved change in ownership or management. These agreements also limit the Company’s ability to acquire multiple dealerships of the same brand within a particular market and preclude the Company from establishing new dealerships within an area already served by another dealer of the same vehicle brand. In addition, dealerships controlled by related parties of the management team operating the Company’s dealerships may restrict the Company’s ability to acquire new dealerships within an area in which such dealerships operate. Manufacturers also have the right of first refusal if the Company seeks to sell dealerships and may limit the Company’s ability to transfer ownership of a dealership without the prior approval of the manufacturer. Failure to maintain ownership of the dealerships in compliance with manufacturer agreements could constitute a breach of the agreements and could result in termination or non-renewal of existing dealer agreements. If one of the Company’s manufacturers does not renew its dealer agreement or terminates the agreement, the Company’s dealership would be unable to sell or distribute new vehicles or perform manufacturer-authorized warranty service, which would adversely affect the Company’s automotive business.
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
Sales of new and used vehicles are cyclical. Historically there have been periods of downturns characterized by weak demand due to general economic conditions, excess supplies, consumer confidence, discretionary income and credit availability. Recently, supply shortages have led to a period of higher average new and used selling prices as a result of strong consumer demand and inventory shortages related to supply chain disruptions and production delays at vehicle manufacturers. These conditions may deteriorate in the future. Changes in these conditions could materially adversely impact the results of the Company’s dealerships.
Risks Related to the Company’s Other Businesses
•If Saatchi Art is Unable to Attract and Retain Artists, Convert Visitors, Retain Customers and Successfully Drive Traffic to its Marketplaces and Events, its Business and Results of Operations Would Be Adversely Affected.
Saatchi Art’s business and results of operations depend upon attracting and retaining artists whose artwork adds value to its marketplaces and that consumers want to purchase, and upon attracting customers who convert into new and repeat purchasers. Saatchi Art must continue to ensure there is a strong value proposition for artists to join and remain in the marketplace due to the quality of the service offered and the sales commissions it can generate. If Saatchi Art is unable to do any of these functions effectively, then its business and results of operations would be adversely affected.
•If Society6 is Unable to Attract and Retain Customers and Successfully Drive Traffic to its Marketplace, its Business and Results of Operations Would Be Adversely Affected.
Society6’s business and results of operation depend upon attracting and retaining customers who convert into new and repeat purchasers. Its ability to attract new customers, some of whom may already purchase similar products from competitors, depends in part on its ability to successfully drive traffic to its marketplace using social media platforms, email marketing campaigns and promotions, paid referrals, and search engines. If Society6 is unable to effectively attract and retain customers, then its business and results of operations would be adversely affected.
•If WGB Is Unable to Attract and Retain Visitors and Successfully Drive Traffic to its Media Properties, its Business and Results of Operations Would Be Adversely Affected.
WGB’s business and results of operations depend upon attracting new visitors to its media properties and retaining its existing visitors. WGB’s success in attracting traffic to its media properties and converting these visitors into repeat users depends, in part, upon its ability to identify, create and distribute high-quality and reliable content and meet rapidly changing consumer demand. WGB may not be able to identify and create the desired content or produce an engaging user experience in a cost-effective or timely manner, if at all. WGB depends on search engines to direct a significant amount of traffic to its media and marketplace properties, and WGB utilizes search engine optimization efforts to help generate search referral traffic to its media properties. Changes in the methodologies or algorithms used by search engines to display results have caused and could continue to cause WGB’s properties to receive less favorable placements in the search results. If WGB is unable to successfully modify its search engine optimization practices in response to changes regularly implemented by search engine algorithms and in search query trends, or if WGB is unable to generate increased or diversified traffic from other sources such as social media, email, direct navigation and online marketing activities, WGB could continue to experience substantial declines in traffic to its media properties which would adversely impact WGB’s business and results of operations.
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
•Food-borne Illness Concerns and Damage to the Company’s Reputation Could Harm the Company’s Restaurant Business.
Historically, reports of food-borne illness or food safety issues at restaurants, even if caused by food suppliers or distributors, have had negative effects, and may continue to have, negative effects on restaurant sales. Because food safety issues could be experienced at the source by food suppliers or distributors, food safety could, in part, be out of the Company’s control. Even instances of food-borne illness at a location served by one of the Company’s competitors could result in negative publicity regarding the food service industry generally and could negatively impact restaurant revenue. Regardless of the source or cause, negative publicity about food-borne illness or other food safety issues could adversely impact the Company’s reputation. Similarly, publicity about litigation, violence, complaints, or government investigations could have a negative effect on the Company’s restaurant business.
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
•    Pandemics or Other Outbreaks of Disease, Such as the COVID-19 Pandemic, Have Had, and Future Outbreaks Could Have, Adverse Impacts on the Company’s Businesses.
Pandemics and other disease outbreaks, such as the COVID-19 pandemic, have materially affected, and may in the future, materially adversely affect the Company’s businesses, including the demand for its products and services. As a result of the COVID-19 pandemic, travel restrictions and school closures impeded the ability of students to travel to undertake overseas study resulting in reduced enrollments for programs offered by KI, reduced demand for student housing and delays and cancellations of standardized tests. The adverse impact of a new health crisis could include, and in the past has included, reduced demand for the Company’s products and services, supply chain disruptions, asset impairment charges, labor and manufacturing disruptions and restaurant and other closures.
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
Environmental laws and regulations to which the Company is subject include those governing discharges into the air and water; the operation and removal of above-ground and underground storage tanks; the use, handling, storage and disposal of hazardous substances and other materials; and the investigation and remediation of environmental contamination at facilities that are owned or operated by the Company. The Company may be subject to liability, for example, in the automotive business, because the business involves the generation, use, handling and contracting for recycling or disposal of hazardous or toxic substances or wastes, including environmentally sensitive materials such as motor oil, filters, transmission fluid, antifreeze, refrigerant, batteries, solvents, lubricants, tires and fuel. In addition, climate change could cause increases in hurricanes, floods, wildfires, and other risks that could produce losses affecting the Company’s businesses. Although in connection with certain acquisitions, the Company has obtained indemnification for certain environmental liabilities and insurance policies, such rights and policies may not be sufficient to reimburse the Company for all losses that it might incur. The Company has incurred, and will continue to incur, capital and operating expenditures and other costs to comply with such laws and regulations and changes to such regulations, including any new regulations related to climate change, could give rise to additional compliance or remedial costs.
•    Failure to Successfully Integrate Acquired Businesses Could Negatively Affect the Company’s Operating Results.
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

•    Changes in Business Conditions Have Caused and May in the Future Cause Goodwill and Other Intangible Assets to Become Impaired.
Goodwill generally represents the purchase price paid in excess of the fair value of net tangible and intangible assets acquired in a business combination. Goodwill is not amortized and remains on the Company’s balance sheet indefinitely unless there is an impairment or a sale of a portion of the business. Goodwill is subject to an impairment test on an annual basis and when circumstances indicate that an impairment is more likely than not. Such circumstances include an adverse change in the business climate for one of the Company’s businesses or a decision to dispose of a business or a significant portion of a business. Each of the Company’s businesses faces uncertainty in its business environment due to a variety of factors, including challenges in operating environments created by macro-economic factors, pandemics and changes in demand for products and services. In the fourth quarter of 2024, the Company recorded an intangible asset impairment of $22.9 million of the MPW brand name and in the second quarter of 2024, the Company recorded a goodwill and intangible asset impairment of $26.3 million at WGB due to substantial digital advertising revenue declines. Additional declines in revenue could result in adverse changes in projections for future operating results or other key assumptions, such as projected revenue, profit margin, capital expenditures or cash flows associated with fair value estimates, and could lead to additional future impairments, which could be material. The Company may experience other unforeseen circumstances that adversely affect the value of the Company’s goodwill or intangible assets and trigger an evaluation of the amount of the recorded goodwill and intangible assets. There also exists a reasonable possibility that changes to the discounted cash-flow model used to perform the quantitative goodwill impairment review, including a decrease in the assumed projected cash flows or long-term growth rate, or an increase in the discount rate assumption, could result in an impairment charge. Future write-offs of goodwill or other intangible assets as a result of an impairment in the business could materially adversely affect the Company’s results of operations and financial condition.

•Changes in International Income Tax Laws Have Subjected and Could Further Subject the Company to Increased Taxes and Increased Compliance Costs.
Many countries have proposed or enacted changes to their tax laws to implement a minimum 15% tax rate on certain multinational companies based on a set of rules known as Pillar Two issued by the Organization for Economic Co-operation and Development (OECD). Global tax developments, such as Pillar Two, have subjected and could further subject the Company to increased taxes and increased compliance costs.
•    Current Tariffs and the Introduction of Additional Tariffs Could Increase Material Costs and Reduce Demand
The Company’s businesses purchase materials from suppliers in both the U.S. and other countries, including Mexico, Canada and China. Some of its businesses source products and parts from regions that have already been subject to tariffs that have impacted the cost of their products. Should new tariffs be levied on goods or materials imported from other countries, it could result in cost increases to both the Company and its customers and could impact customer demand. Widespread imposition of tariffs could materially adversely affect the Company’s results of operations.
Risks Related to Cybersecurity, Privacy, Artificial Intelligence and Intellectual Property
•    System Disruptions and Security Threats to the Company’s Information Technology Infrastructure, or Those of Third Parties, Could Have a Material Adverse Effect on Its Businesses and Results of Operations.
The Company relies extensively on information technology systems, networks and services, including internet sites, data hosting and processing facilities and tools and other hardware, software and technical platforms, some of which are managed, hosted, provided and/or used by third parties or their vendors, to assist in conducting the Company’s business.
The Company’s systems and the third-party systems on which it relies have been subjected to, and will continue to be subject to, damage or interruption from a number of causes, including but not limited to power outages; computer and telecommunications failures; computer viruses; industry-wide software supply chain vulnerabilities and security breaches; cyberattacks, including phishing and other forms of social engineering such as deepfakes, hacking, denial-of-service attacks, cyber extortion, including the use of ransomware and other actions or attempts to exploit vulnerabilities; catastrophic events such as fires, floods, earthquakes, tornadoes and hurricanes; infectious disease outbreaks (such as COVID-19); acts of war or terrorism; and design or usage errors by our employees, contractors or third-party service providers. The techniques used by computer hackers and cyber criminals to obtain unauthorized access to data or to sabotage computer systems change frequently, continue to grow in sophistication and volume, and may not be detected until after an incident has occurred. These techniques include using artificial intelligence, including generative AI to enhance their attacks, which may increase our cybersecurity risk. Although the Company and the third-party service providers seek to maintain their respective systems effectively and to successfully address the risk of compromise of the integrity, security and consistent operations of these systems, such efforts may not be successful. As a result, the Company or its service providers could experience errors, interruptions, delays or cessations of service in key portions of the Company’s information technology infrastructure, which could significantly disrupt its operations, including manufacturing production delays, and be costly, time-consuming and resource-intensive to remedy. Any security breach or unauthorized access also could result in a misappropriation of the Company’s proprietary information or the proprietary information of the Company’s users, customers or partners, which could result in significant legal and financial exposure and damage to the Company’s reputation. If an actual or perceived breach of the Company’s security occurs, or if the Company’s consumer-facing sites become the subject of external attacks that affect or disrupt service or availability, the market perception of the effectiveness of the Company’s security measures could be harmed and the Company could lose users, customers, advertisers or partners, all of which could have a material adverse effect on the Company’s business, financial condition and results of operations. Any security breach at a company providing services to the Company or the Company’s users, including third-party payment processors, could have similar effects and the Company may not be fully indemnified for the costs it may incur as a result of any such breach. To the extent that such vulnerabilities require remediation, such remedial measures could require significant resources and may not be implemented before such vulnerabilities are exploited. As the cybersecurity landscape evolves, the Company may also find it necessary to make significant further investments to protect data and infrastructure, including continuing to evaluate control changes and investments needed to support an increased remote workforce. Any of these events could have a material adverse effect on the Company’s businesses and results of operations. Sustained or repeated system failures or security breaches that interrupt the Company’s ability to process information in a timely manner or that result in a breach of proprietary or personal information could have a material adverse effect on the Company’s operations and reputation. In addition, minor incidents, even if dealt with promptly, could lead to severe legal, financial and reputational issues, such as investigations by authorities, enforcement, lawsuits and negative publicity, and a collection of incidents, though not considered material individually at the time they occur, may be deemed material later in the aggregate.
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
The Company and its business units have not been materially affected by risks from cybersecurity threats. For a discussion of whether and how any risks from cybersecurity threats are reasonably likely to materially affect the Company, see Item 1A Risk Factors.
Governance.
The Board of Directors has delegated oversight of risks related to cybersecurity to the Audit Committee which reports on its risk management activities, including risks arising from cybersecurity threats, to the full Board of Directors. The Company’s Vice President of Information Security and Privacy reports to the Audit Committee on an annual basis. In addition, the Audit Committee receives quarterly updates as part of the disclosure control process and other updates, as needed, for significant issues.
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
In the education segment, Kaplan owns a total of five properties, including four in the U.S. and one property in South Kensington, London, U.K. used for school and dormitory space. Kaplan also leases facilities used for offices, instruction and student dormitories in several countries, including the U.S., the U.K., Ireland, Germany, France, Switzerland, Spain, Singapore, Australia and India. In 2017, Kaplan International entered into a 135-year lease of land in Liverpool, U.K. on which it completed the construction of college and/or dormitory space that opened in January 2020.
In the television broadcasting segment, GMG owns all six of its studio facilities in Houston, TX, Detroit, MI, Orlando, FL, San Antonio, TX, Jacksonville, FL, and Roanoke, VA. GMG owns the tower facilities in its San Antonio, TX, Detroit, MI, and Roanoke, VA markets and jointly owns the transmitter facilities in Jacksonville, FL, Orlando, FL, and Houston, TX.
In the healthcare segment, GHG leases 55 facilities for nursing and other office space across 15 states to support its home health, hospice, pharmacy infusion, physician practices and behavioral services and leases 12 facilities through its joint ventures with health systems and physician groups. GHG also owns two properties that are used for pharmacy infusion services (Nash, TX) and home health and hospice administrative services (Lapeer, MI).
In the manufacturing segment, Hoover operates 10 properties in AR, CA, FL, GA, MI, PA, TX, VA, WA, and WV. Dekko owns 6 properties in IN, TX, AL and Juarez, Mexico; and Joyce/Dayton owns 3 properties in OH and IN, which are used for manufacturing, warehouse and office space. The remaining office and manufacturing facilities are leased, including one manufacturing facility in Monterrey, Mexico.
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
The businesses that comprise the Company’s other businesses lease space for their operations, including office space and retail locations in D.C., MD, VA, NY, NJ, IL, GA, MA, PA, CT, TX, TN and NC, and manufacturing facilities in KY and VA for Framebridge; restaurant facilities and office space in D.C., MD, and VA for Clyde’s; office space in NY and D.C. for Slate; office space in D.C. for Foreign Policy; office space in CO for Society6; office space in the U.K. and Australia for Saatchi Art; and event space in CA for WGB.
The Company considers its properties suitable for the conduct of its respective businesses and adequate for its current use. The Company believes that suitable additional or alternative space is available at commercially reasonable terms as leases expire or premises become unavailable. However, it recognizes that replacements for student dormitory space leased by KI may be difficult to obtain due to high demand and alternative transmitter facilities could be costly and require a significant amount of time to construct.
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

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information and Holders
The Company’s Class B Common Stock is traded on the NYSE under the symbol “GHC.” The Company’s Class A Common Stock is not publicly traded.
At January 31, 2025, there were 27 holders of record of the Company’s Class A Common Stock and 309 holders of record of the Company’s Class B Common Stock.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the quarter ended December 31, 2024, the Company purchased shares of its Class B Common Stock as set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan(2)
2024
October 1 - 31	18,223	$812.87	18,223	467,909
November 1 - 30	1,400	851.40	1,400	466,509
December 1 - 31	49	875.93	49	466,460
Total	19,672	$815.77	19,672
____________
(1) Average price paid per share includes costs associated with repurchases, including commissions and excise taxes.
(2) On September 12, 2024, the Company’s Board of Directors authorized the Company to purchase, on the open market or otherwise, up to 500,000 shares of its Class B Common Stock. This authorization includes shares that remained under the previous authorization. There is no expiration date for this authorization. Share purchases made during the quarter ended December 31, 2024 occurred through open market transactions or to enable employees to obtain the funds necessary to satisfy taxes incurred in connection with the vesting of restricted stock awards. Some of these shares were purchased pursuant to a 10b5-1 trading plan.
Performance Graph
The following graph is a comparison of the yearly percentage change in the Company’s cumulative total shareholder return with the cumulative total return of the Standard & Poor’s 500 Stock Index (S&P 500 Index) and a custom peer group index comprised of a composite group of education and television broadcasting companies. The S&P 500 Index is comprised of 500 U.S. companies in the industrial, transportation, utilities and financial industries and is weighted by market capitalization. The custom peer group of composite companies includes Adtalem Global Education Inc., Chegg, Inc., The E.W. Scripps Company, Grand Canyon Education Inc., Nexstar Media Group Inc., Gray Media, Inc (formerly Gray Television Inc.), New Oriental Education & Technology Group Inc., Pearson plc and Tegna Inc. The graph reflects the investment of $100 on December 31, 2019, in the Company’s Class B Common Stock, the S&P 500 Index and the custom peer group index of composite companies. For purposes of this graph, it has been assumed that dividends were reinvested on the date paid in the case of the Company, and on a quarterly basis in the case of the S&P 500 Index and the custom peer group index of composite companies.

December 31	2019	2020	2021	2022	2023	2024
Graham Holdings Company	100.00	84.68	100.99	97.93	114.15	144.19
S&P 500 Index	100.00	118.40	152.39	124.79	157.59	197.02
Composite Peer Group	100.00	132.43	66.93	80.53	91.38	97.93
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
Equity Price Risk.  The Company has common stock investments in several publicly traded companies (as discussed in Note 4 to the Company’s Consolidated Financial Statements) that are subject to market price volatility. The fair value of these common stock investments totaled $852.4 million at December 31, 2024.
Interest Rate Risk.  The Company manages the risk associated with interest rate movements through the use of a combination of variable and fixed-rate debt.
At December 31, 2024, the Company had $400 million principal amount of 5.75% unsecured fixed-rate notes due June 1, 2026 (the Notes). At December 31, 2024, the aggregate fair value of the Notes, based upon quoted market prices, was $398.9 million. There were no earnings or liquidity risks associated with the Company’s Notes. The fair value of the Notes varies with fluctuations in market interest rates. A 100 basis point decrease in market interest rates would increase the fair value of the Notes by $5.4 million at December 31, 2024 using a yield to maturity. A 100 basis point increase in market interest rates would decrease the fair value of the Notes by $5.3 million at December 31, 2024, using a yield to maturity. The Company also had approximately $16 million of other fixed-rate debt, primarily relating to the healthcare business.
At December 31, 2024, the Company had approximately $483 million of variable-rate debt, including floor plan facility obligations. Approximately $70.9 million of this debt is hedged by an interest rate swap. The Company is subject to earnings and liquidity risks for changes in the interest rate on the unhedged portion of this debt. A 100 basis point increase in the applicable floating rates for the unhedged portions of our variable-rate debt would increase annual interest expense by approximately $4.1 million.
Foreign Exchange Rate Risk.  The Company is exposed to foreign exchange rate risk primarily at its Kaplan international operations, and the primary exposure relates to the exchange rate between the U.S. dollar and the British pound, the Australian dollar, and the Singapore dollar. In 2024, 2023 and 2022, the Company reported a net foreign currency gain of $5.4 million and net foreign currency losses of $1.1 million and $2.0 million, respectively.
If the values of the British pound, the Australian dollar, and the Singapore dollar relative to the U.S. dollar had been 10% lower than the values that prevailed during 2024, the Company’s pre-tax income for 2024 would have been approximately $33 million lower. Conversely, if such values had been 10% higher, the Company’s reported pre-tax income for 2024 would have been approximately $33 million higher.
Item 8. Financial Statements and Supplementary Data.
See the Company’s Consolidated Financial Statements at December 31, 2024, and for the periods then ended, together with the report of PricewaterhouseCoopers LLP thereon, which are included in this Annual Report on Form 10-K and listed in the index to financial information on page 52 hereof.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and the Company’s Chief Financial Officer (principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of December 31, 2024. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
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
The Company’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Management has concluded that as of December 31, 2024, the Company’s internal control over financial reporting was effective based on these criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.
Rule 10b5-1 Trading Plans
For the three months ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information contained under the heading “Executive Officers” in Item 1 hereof and the information contained under the headings “Nominees for Election by Class A Shareholders,” “Nominees for Election by Class B Shareholders,” “Audit Committee,” “Risk Assessment of Compensation Program, Insider Trading, Recoupment and Hedging Policies” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for the Company’s 2025 Annual Meeting of Stockholders is incorporated herein by reference thereto.
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
In addition to the certifications of the Company’s Chief Executive Officer and Chief Financial Officer filed as exhibits to this Annual Report on Form 10-K, on June 3, 2024, the Company’s Chief Executive Officer submitted to the New York Stock Exchange the annual certification regarding compliance with the NYSE’s corporate governance listing standards required by Section 303A.12(a) of the NYSE Listed Company Manual.
Item 11. Executive Compensation.
The information contained under the headings “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation” and “Compensation Committee Report” in the definitive Proxy Statement for the Company’s 2025 Annual Meeting of Stockholders is incorporated herein by reference thereto.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information contained under the heading “Stock Holdings of Certain Beneficial Owners and Management” in the definitive Proxy Statement for the Company’s 2025 Annual Meeting of Stockholders is incorporated herein by reference thereto.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information contained under the headings “Transactions With Related Persons, Promoters and Certain Control Persons” and “Controlled Company” in the definitive Proxy Statement for the Company’s 2025 Annual Meeting of Stockholders is incorporated herein by reference thereto.
Item 14. Principal Accounting Fees and Services.
The information contained under the heading “Audit Committee Report” in the definitive Proxy Statement for the Company’s 2025 Annual Meeting of Stockholders is incorporated herein by reference thereto.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
The following documents are filed as part of this report:
1.     Financial Statements.  As listed in the index to financial information on page 52 hereof.
2.     Exhibits.  As listed in the index to exhibits on page 49 hereof.

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

4.5	Description of the Company’s Securities (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019).
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

19	Insider Trading and Hedging Policy.
21	List of subsidiaries of the Company.
23	Consent of independent registered public accounting firm.
24	Power of Attorney dated January 18, 2024.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer.
97	Graham Holdings Company Clawback Policy (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File, formatted in Inline XBRL and included as Exhibit 101
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2025.

GRAHAM HOLDINGS COMPANY
(Registrant)

By	/s/ Wallace R. Cooney
Wallace R. Cooney
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 26, 2025:

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
This analysis should be read in conjunction with the Consolidated Financial Statements and the notes thereto. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Graham Holdings Company’s 2023 Annual Report on Form 10-K for management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022.
OVERVIEW
Graham Holdings Company (the Company) is a diversified holding company whose operations include educational services, television broadcasting, manufacturing, healthcare and automotive dealerships. The Company has seven reportable segments and a group of companies that make up Other Businesses. The Company’s business units are diverse and subject to different trends and risks.
Education is the largest operating division of the Company, making up 35% of the Company’s consolidated revenues in 2024. Through its subsidiary Kaplan, Inc., the Company provides extensive worldwide education services for individuals, schools and businesses. The Company has devoted significant resources and attention to this division for many years, given its geographic and product diversity, the investment opportunities and growth prospects during this time, and challenges related to government regulation. Kaplan is organized into the following three operating segments: Kaplan International (KI), Kaplan Higher Education (KHE) and Supplemental Education.
KI reported revenue and operating income growth for 2024 due largely to increases at Pathways, Australia, UK Professional and Singapore. KHE revenue declined due to reduced reimbursable expenses from Purdue University Global (Purdue Global), partially offset by an increase in the fees from Purdue Global and growth in other higher education programs. KHE operating results improved in 2024 due to an increase in the Purdue Global fee recorded, partially offset by an increase in higher education development costs. Supplemental Education revenues declined slightly in 2024, while operating results improved due largely to cost reductions from lower headcount, partially offset by increased employee healthcare and pension expense.
From an operating income standpoint, television broadcasting is the Company’s largest business. The Company’s television broadcasting division reported higher revenues and operating income in 2024, due largely to a significant increase in political advertising revenue from the 2024 election cycle, partially offset by a decline in local advertising revenue. Retransmission revenues, net of network fee expense, trended down modestly in 2024 with this trend expected to continue in the future due largely to adverse subscriber trends from cord cutting. In recent years, the television broadcasting division has consistently generated significantly higher operating income amounts and operating income margins than the education division and the Company’s other reporting segments.
The Company’s manufacturing division has provided meaningful operating cash flow over the last few years, although revenues and operating results at Hoover and Dekko have been adversely impacted by lower product demand. Graham Healthcare Group (GHG) has grown substantially over the last few years and provided meaningful operating cash flow from internal growth and acquisitions. In recent years, GHG has expanded from its home health and hospice operations into new lines of business. The largest of these is CSI Pharmacy Holding Company, LLC (CSI), which provides nursing care and prescription services for patients receiving in-home infusion treatments. CSI reported significant revenue growth and substantially higher operating results in 2024 from an expansion of infusion treatment offerings and patient service areas in 2024. Automotive revenues grew in 2024 due largely to the Toyota of Richmond acquisition, while operating results declined modestly.
The Company’s other businesses include several investment stage businesses as well as investments into new lines of business over the last few years. In total, there are eleven operating business units that make up this group in three categories: retail, media and specialty. The largest of these businesses from a revenue standpoint is Clyde’s Restaurant Group (CRG), followed by the combined three former Leaf businesses, and then Framebridge, a custom framing service company. In 2024, CRG and Slate each reported positive operating income, while the other businesses each reported operating losses, which were significant at the combined three former Leaf businesses and Framebridge.
The Company generates a significant amount of cash from its businesses that is used to support its operations, pay down debt and fund capital expenditures, share repurchases, dividends, acquisitions and other investments.
RESULTS OF OPERATIONS
Net income attributable to common shares was $724.6 million ($163.40 per share) for the year ended December 31, 2024, compared to $205.3 million ($43.82 per share) for the year ended December 31, 2023.

Items included in the Company’s net income for 2024 are listed below:
•$49.8 million in goodwill and other long-lived asset impairment charges (after-tax impact of $39.4 million, or $8.89 per share);
•a $653.4 million fourth quarter settlement gain related to a retiree annuity pension purchase (after-tax impact of $486.1 million, or $109.62 per share);
•$21.0 million in non-operating expenses related to a Voluntary Retirement Incentive Program (VRIP) at the television broadcasting division and the corporate office, and Separation Incentive Programs (SIPs) at Kaplan, manufacturing and other businesses (after-tax impact of $15.6 million, or $3.52 per share);
•$119.3 million in interest expense to adjust the fair value of the mandatorily redeemable noncontrolling interest (after-tax impact of $113.7 million, or $25.65 per share);
•$181.3 million in net gains on marketable equity securities (after-tax impact of $134.9 million, or $30.41 per share);
•$3.5 million in net losses of affiliates whose operations are not managed by the Company (after-tax impact of $2.6 million, or $0.59 per share);
•a non-operating gain of $7.2 million from the sale of certain businesses and websites (after-tax impact of $5.3 million, or $1.19 per share); and
•a net non-operating loss of $16.7 million from the impairments and valuation adjustments of equity and cost method investments (after-tax impact of $12.4 million, or $2.80 per share).
Items included in the Company’s net income for 2023 are listed below:
•a $7.0 million net credit related to fair value changes in contingent consideration from prior acquisitions (after-tax impact of $6.5 million, or $1.38 per share);
•$99.1 million in goodwill and other long-lived asset impairment charges (after-tax impact of $88.9 million, or $18.97 per share);
•$9.9 million in expenses related to non-operating SIPs at other businesses and the education and television broadcasting divisions (after-tax impact of $7.3 million, or $1.57 per share);
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
Revenue for 2024 was $4,790.9 million, up 9% from $4,414.9 million in 2023. Revenues increased at education, television broadcasting, healthcare and automotive, partially offset by declines at manufacturing and other businesses. Operating costs and expenses for the year increased to $4,575.4 million in 2024, from $4,345.5 million in 2023. Expenses in 2024 increased at education, healthcare and automotive, partially offset by a decrease at television broadcasting, manufacturing and other businesses. The Company reported operating income for 2024 of $215.5 million, compared to $69.4 million in 2023. Excluding goodwill and other long-lived asset impairment charges, the improvement in operating results is due to increases at education, television broadcasting and healthcare, partially offset by declines at manufacturing and automotive.
Division Results
Education
Education division revenue in 2024 totaled $1,691.8 million, up 7% from $1,587.6 million in 2023. Kaplan reported operating income of $100.8 million for 2024, a decrease from $104.5 million in 2023. Excluding long-lived asset impairment charges, operating results improved significantly in 2024.

A summary of Kaplan’s operating results is as follows:

	Year Ended December 31
(in thousands)	2024	2023	% Change
Revenue
Kaplan international	$1,074,207	$966,879	11
Higher education	324,815	326,961	(1)
Supplemental education	291,630	292,776	0
Kaplan corporate and other	5,761	11,012	(48)
Intersegment elimination	(4,635)	(10,047)	—
	$1,691,778	$1,587,581	7
Operating Income (Loss)
Kaplan international	$101,699	$87,530	16
Higher education	40,750	38,942	5
Supplemental education	26,934	22,472	20
Kaplan corporate and other	(35,148)	(29,891)	(18)
Amortization of intangible assets	(10,487)	(14,076)	25
Impairment of long-lived assets	(22,930)	(477)	—
Intersegment elimination	11	(29)	—
	$100,829	$104,471	(3)
Kaplan International includes postsecondary education, professional training and language training businesses largely outside the United States. Kaplan International revenue increased 11% in 2024 (9% on a constant currency basis). The increase in 2024 is due largely to growth at Pathways, Australia, UK Professional and Singapore. Kaplan International reported operating income of $101.7 million in 2024, compared to $87.5 million in 2023. The increase is due largely to improved results at Australia, UK Professional, Pathways and Singapore, partially offset by a decline at Languages and increased incentive compensation costs. In the fourth quarter of 2024, revenue and operating results were down at Australia due to lower new student enrollments at Kaplan Business School resulting from changes in student visa policies.
Higher Education includes the results of Kaplan as a service provider to higher education institutions. Higher Education revenue decreased 1% in 2024 due to reduced reimbursable expenses from Purdue Global, partially offset by an increase in the fees from Purdue Global and growth in other higher education programs. Enrollments at Purdue Global, the largest institutional client, increased 5% for 2024 compared with the end of 2023. In 2024 and 2023, Kaplan recorded a portion of the fee with Purdue Global. The Company will continue to assess the fee it records from Purdue Global on a quarterly basis to make a determination as to whether to record all or part of the fee in the future and whether to make adjustments to fee amounts recognized in earlier periods. During 2024 and 2023, Kaplan recorded $54.5 million and $50.3 million, respectively, in fees from Purdue Global in its Higher Education operating results. Higher Education results improved in 2024 due to an increase in the Purdue Global fee recorded, partially offset by an increase in higher education development costs.
Supplemental Education includes Kaplan’s standardized test preparation programs and domestic professional and other continuing education businesses. Supplemental Education revenue declined slightly in 2024, driven mostly by softness in Medical Licensure test preparation, wealth management and Real Estate, offset in part by growth in Insurance, CFA, Legal assessment services, Architecture and Engineering and MCAT test preparation. Operating results improved in 2024 due largely to cost reductions from lower headcount, partially offset by increased employee healthcare and pension expense.
In 2024, Kaplan offered SIPs to certain employees, primarily at Supplemental Education; $2.8 million in related non-operating pension expense was recorded.
Kaplan corporate and other represents unallocated expenses of Kaplan, Inc.’s corporate office, other minor businesses and certain shared activities. Overall, Kaplan corporate and other expenses increased in 2024 due to increased employee benefit and incentive compensation costs.
In the fourth quarter of 2024, Kaplan recorded an intangible asset impairment charge of $22.9 million related to Mander Portman Woodward (MPW), which is part of Kaplan International.

Television Broadcasting
A summary of television broadcasting’s operating results is as follows:

	Year Ended December 31
(in thousands)	2024	2023	% Change
Revenue	$535,678	$472,436	13
Operating Income	201,165	133,938	50
Graham Media Group, Inc. (GMG) owns seven television stations located in Houston, TX; Detroit, MI; Orlando, FL; San Antonio, TX; Jacksonville, FL; and Roanoke, VA, as well as SocialNewsDesk, a provider of social media management tools designed to connect newsrooms with their users. Revenue at the television broadcasting division increased 13% to $535.7 million in 2024, from $472.4 million in 2023. The revenue increase is due to a $90.5 million increase in political advertising revenue, increases from summer Olympics-related advertising revenue at the Company’s NBC stations and an increase in digital advertising revenue, partially offset by a decline in local advertising revenue due to lower demand and fewer available advertising spots, and an $8.0 million decrease in retransmission revenues. Operating income for 2024 was up 50% to $201.2 million, from $133.9 million in 2023, due to higher revenues, cost reductions from lower headcount, and lower network fees; partially offset by increased pension expense. While per subscriber rates from cable, satellite and OTT providers have grown, overall cable and satellite subscribers are down due to cord cutting, resulting in retransmission revenue net of network fees in 2024 to decline modestly compared with 2023, and this trend is expected to continue in the future. Operating margin at the television broadcasting division was 38% in 2024 and 28% in 2023.
In the second quarter of 2024, GMG offered a VRIP to certain employees; $14.3 million in related non-operating pension expense was recorded.
GMG’s media hubs continued to strengthen their position as top contenders for local news in their respective markets. In traditional broadcasting, KSAT in San Antonio and WJXT in Jacksonville led their respective markets with top-rated newscasts at 6 am, 6 pm, and late evening, particularly excelling in the important 25-54 audience segment. Throughout 2024, KPRC in Houston ranked solidly in second place for evening news, led late news broadcasts, and finished third in the mornings. WDIV in Detroit dominated the 6 pm and 11 pm slots, while securing second place at 6 am. WKMG in Orlando posted strong results at 6 am, ranking second, while its 11 pm newscast placed third and its 6 pm broadcast came in fourth. In Roanoke, WSLS finished third in the 6 am, 6 pm, and 11 pm timeslots. On the digital side, GMG’s streaming platforms saw consistent growth in live stream viewership and total hours watched, while Insider membership registrations continued to climb. GMG’s local media websites also retained their positions as the leading digital platforms in their markets.
Manufacturing
A summary of manufacturing’s operating results is as follows:

	Year Ended December 31
(in thousands)	2024	2023	% Change
Revenue	$395,642	$447,910	(12)
Operating (Loss) Income	18,370	(16,793)	—
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
Manufacturing revenues decreased 12% in 2024 due to lower revenues at Hoover, Dekko and Joyce, partially offset by increased revenues at Forney. The revenue decline at Hoover is due largely to a decrease in overall product demand, particularly for multi-family housing. Revenues declined at Dekko due to lower product demand. Overall, Hoover results included wood gains on inventory sales in 2024 and 2023, with gains in 2024 much lower than the prior year. Manufacturing operating results improved in 2024 due to a $47.8 million goodwill impairment charge at Dekko in 2023. Excluding the impairment charge at Dekko, manufacturing results were down in 2024, due to significant declines at Hoover and Dekko, along with declines at Joyce and Forney.
In the third and fourth quarters of 2024, Dekko offered SIPs to certain employees; $0.2 million in related non-operating pension expense was recorded.

Healthcare
A summary of healthcare’s operating results is as follows:

	Year Ended December 31
(in thousands)	2024	2023	% Change
Revenue	$611,109	$459,481	33
Operating Income	50,885	23,845	—
GHG provides home health and hospice services in seven states. GHG also provides nursing care and prescription services for patients receiving in-home infusion treatments through its 87.5% interest in CSI, and other healthcare services through Clarus (provides call management SaaS-based solution for physician groups and hospitals), Impact Medical (an Allergy, Asthma and Immunology physician practice), Skin Clique (a concierge provider of aesthetics products and services) and Surpass Behavioral Health (provides therapy for autism patients). Healthcare revenues increased 33% in 2024, largely due to significant growth at CSI from an expansion of infusion treatment offerings and patient service areas; revenues also grew in home health and hospice services and at the other healthcare businesses.
The increase in GHG operating results in 2024 is due to substantially higher earnings at CSI from significant revenue growth, along with improved results in home health and at Surpass Behavioral Health, partly offset by increased pension expense. In January 2022, GHG implemented a pension credit retention program offering a pension credit up to $50,000 per employee, cliff vested after three years of continuous employment for certain existing employees and new employees. Effective April 1, 2024, this program is no longer being offered to new employees.
The Company also holds interests in four home health and hospice joint ventures managed by GHG, whose results are included in equity in earnings of affiliates in the Company’s Consolidated Statements of Operations. In 2024 and 2023, the Company recorded equity in earnings of $13.7 million and $9.9 million, respectively, from these joint ventures.
Automotive
A summary of automotive’s operating results is as follows:

	Year Ended December 31
(in thousands)	2024	2023	% Change
Revenue	$1,200,477	$1,079,893	11
Operating Income	38,015	39,258	(3)
Automotive includes eight automotive dealerships in the Washington, D.C. metropolitan area and Richmond, VA: Ourisman Lexus of Rockville, Ourisman Honda of Tysons Corner, Ourisman Jeep Bethesda, Ourisman Ford of Manassas, Toyota of Woodbridge, Ourisman Chrysler-Dodge-Jeep-Ram (CDJR) of Woodbridge and Ourisman Toyota of Richmond, which was acquired on September 27, 2023. The automotive group was awarded a Kia Open Point dealership in Bethesda, MD which commenced operations at the end of December 2023. Christopher J. Ourisman, a member of the Ourisman Automotive Group family of dealerships, and his team of industry professionals operates and manages the dealerships; the Company holds a 90% stake.
Revenues for 2024 increased 11% due to the Toyota of Richmond acquisition and the addition of the Kia dealership, as well as sales growth for services and parts, partially offset by a decline in new and used vehicle sales and a decline in sales of finance and insurance products offerings. Operating results for 2024 declined modestly due to lower sales and overall gross margins on new vehicles, a decline in finance and insurance product sales, and lower overall gross profit on used vehicles; partially offset by earnings from the Toyota of Richmond acquisition and higher overall gross profit on services and parts.

Other Businesses
A summary of revenue by category for other businesses:

	Year Ended December 31
(in thousands)	2024	2023	% Change
Operating Revenues
Retail (1)	$110,286	$124,323	(11)
Media (2)	92,583	106,236	(13)
Specialty (3)	153,651	139,094	10
	$356,520	$369,653	(4)
____________

(1)	Includes Society6 and Saatchi Art (formerly Leaf Marketplace) and Framebridge
(2)	Includes World of Good Brands (WGB) (formerly Leaf Media), Code3, Slate, Foreign Policy, Pinna and City Cast
(3)	Includes CRG, Decile and Supporting Cast
Overall, revenue from other businesses declined 4% in 2024. Retail revenue declined largely due to significantly lower revenue at Society6, partially offset by revenue growth at Framebridge and Saatchi Art. Media revenue declined due to lower revenue at WGB, Code3 and Foreign Policy, partially offset by revenue growth at Slate and City Cast. Specialty revenue increased due to revenue growth at CRG, Decile and Supporting Cast. Excluding the former Leaf businesses, revenues from other businesses increased in 2024.
Overall, operating results at other businesses improved in 2024 due largely to $26.3 million in goodwill and intangible asset impairment charges at WGB in 2024 compared to $50.2 million in goodwill impairment charges at WGB in 2023. Excluding these impairment charges and increased pension expense, operating losses in 2024 were modestly lower than the prior year.
Leaf Group
On June 14, 2021, the Company acquired Leaf Group Ltd. (Leaf), a consumer internet company, headquartered in Santa Monica, CA, that builds enduring, creator-driven brands that reach passionate audiences in large and growing lifestyle categories, including fitness and wellness (Well+Good and Livestrong.com), and home, art and design (Saatchi Art and Society6).
In the second quarter of 2023, the Company restructured Leaf into three stand-alone businesses: Society6 (formerly included in Leaf Marketplace), Saatchi Art (formerly included in Leaf Marketplace) and WGB (formerly Leaf Media). The transition process for this restructuring has involved various cost reduction initiatives, including elimination of shared services costs and functions; transitioning financial and human resources systems; and rationalizing physical facilities and data centers. In the first and second quarters of 2023, Leaf offered a SIP to reduce the number of employees; $2.9 million and $3.9 million in related non-operating pension expense was recorded in the first and second quarters of 2023, respectively. Each of Society6, Saatchi Art and WGB has continued with the transition and cost reduction process, which was largely complete at the end of the second quarter of 2024. In the third quarter of 2024, the Company offered an additional SIP at Society6, Saatchi Art and WGB; $0.5 million in related non-operating pension expense was recorded. In the fourth quarter of 2024, the Company offered an additional SIP at WGB; $0.2 million in related non-operating pension expense was recorded.
Revenues at Society6 and WGB declined substantially in 2024. Revenue declines at Society6 are due to declines in traffic, largely driven by a significant decrease in advertising spend, as well as softer demand in the home decor category. Revenue declines at WGB are due to reduced traffic and the soft digital advertising market for programmatic. Revenues at Saatchi Art grew in 2024. Overall, the former Leaf businesses reported significant operating losses for 2024 and 2023.
As a result of the substantial digital advertising revenue declines and continued significant operating losses at WGB, the Company recorded a $50.2 million goodwill impairment charge in the third quarter of 2023. In the second quarter of 2024, the Company recorded an additional $26.3 million in goodwill and intangible asset impairment charges at WGB. Excluding these impairment charges, losses were down modestly in 2024.
Clyde’s Restaurant Group
CRG owns and operates 14 restaurants and entertainment venues in the Washington, D.C. metropolitan area, including Old Ebbitt Grill and The Hamilton. In July 2024, CRG opened Rye Street Tavern, a new restaurant in Baltimore, MD. In November 2024, CRG opened Cordelia Fishbar, a new restaurant in Washington, D.C. Revenue increased in 2024 due to the new restaurant openings and modest price increases. CRG reported an operating profit in 2024 and 2023. Overall, operating results declined in 2024; excluding pre-opening expenses incurred for new restaurants, operating results improved.
CRG plans to open a new restaurant in Reston, VA in 2026.

Framebridge
Framebridge is a custom framing service company, headquartered in Washington, D.C., with 32 retail locations and two manufacturing facilities in Kentucky and Virginia. Framebridge opened 10 new stores in 2024 and continues to actively explore opportunities for further store expansion. Revenues increased in 2024 due to an increase in retail revenue from same-store sales growth and operating additional retail stores compared to 2023, as well as higher online revenues, particularly during the holiday season. Framebridge is an investment stage business and reported significant operating losses in 2024 and 2023. Excluding increased pension expense, operating losses at Framebridge in 2024 were similar to losses in 2023.
In the first and second quarters of 2024, Framebridge offered a SIP; $1.4 million in related non-operating pension expense was recorded.
Other
Other businesses also include Code3, a performance marketing agency focused on driving performance for brands through three core elements of digital success: media, creative and commerce; Slate and Foreign Policy, which publish online and print magazines and websites; and three investment stage businesses, Decile, City Cast and Supporting Cast. Slate, City Cast, Supporting Cast and Decile reported revenue growth in 2024, while Code3 and Foreign Policy reported a revenue decline. Losses from City Cast, Decile, Code3, Supporting Cast and Foreign Policy in 2024 adversely affected operating results, while Slate reported an operating profit. Operating results in 2024 improved at Code3, with declines at Foreign Policy and increased losses at City Cast.
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
In 2024, the Company offered SIPs to certain employees at Code3, Decile and Slate to reduce the number of employees; $1.1 million in related non-operating pension expense was recorded.
In the first and second quarters of 2023, Code3 offered a SIP to reduce the number of employees; $1.9 million in related non-operating pension expense was recorded.
Corporate Office
Corporate office includes the expenses of the Company’s corporate office, certain continuing obligations related to prior business dispositions, and a net credit recorded in 2023 from fair value changes in contingent consideration related to the Framebridge acquisition.
Employee Benefit Plan Changes
Effective January 1, 2024, the Company’s defined benefit pension plan was amended to provide many of the current employees who are current plan participants with an increased pension benefit, and to provide certain current employees from several business units with a new pension benefit offering. The increased and new pension benefits are funded by the assets of the Company’s pension plan. As a result of these changes, the Company’s matching contribution to certain of its 401(k) Savings Plans was eliminated.
Equity in Losses of Affiliates
At December 31, 2024, the Company held an approximate 18% interest in Intersection Holdings, LLC (Intersection), a company that provides digital marketing and advertising services and products for cities, transit systems, airports, and other public and private spaces; and a 41.4% interest in Realm on a fully diluted basis. The Company also holds interests in several other affiliates, including a number of home health and hospice joint ventures managed by GHG and two joint ventures managed by Kaplan. Overall, the Company recorded equity in losses of affiliates of $3.3 million for 2024, compared to $5.2 million for 2023. These amounts include $3.5 million and $16.0 million in net losses for 2024 and 2023, respectively, from affiliates whose operations are not managed by the Company. The 2024 amount also includes a $14.4 million impairment loss on the Company’s investment in N2K Networks.
Net Interest Expense and Related Balances
The Company incurred net interest expense of $176.3 million in 2024, compared to $56.2 million in 2023. The Company recorded net interest expense of $119.3 million and $10.1 million in 2024 and 2023, respectively, to adjust the fair value of the mandatorily redeemable noncontrolling interest at GHG. The significant adjustment recorded in 2024 is largely related to a substantial increase in the estimated fair value of CSI.

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
Excluding these adjustments, the increase in net interest expense relates primarily to higher average debt balances, higher interest rates on the Company’s variable debt, and increased floor plan interest expense.
At December 31, 2024, the Company had $748.2 million in borrowings outstanding at an average interest rate of 6.0%, and cash, marketable equity securities and other investments of $1,156.6 million. At December 31, 2024, the Company had $62.8 million outstanding on its $300 million revolving credit facility. At December 31, 2023, the Company had $811.8 million in borrowings outstanding at an average interest rate of 6.4%, and cash, marketable equity securities and other investments of $898.9 million.
Non-Operating Pension and Postretirement Benefit Income, Net
The Company recorded net non-operating pension and postretirement benefit income of $794.9 million in 2024, compared to $133.8 million in 2023.
In the fourth quarter of 2024, the Company recorded a pre-tax, noncash settlement gain of $653.4 million in connection with the purchase of an irrevocable group annuity contract from an insurance company.
Also in the fourth quarter of 2024, the Company recorded $0.5 million in expenses related to non-operating SIPs at Kaplan, manufacturing and other businesses. In the third quarter of 2024, the Company recorded $3.7 million in expenses related to non-operating SIPs at Kaplan, manufacturing and other businesses. In the second quarter of 2024, the Company recorded $14.8 million in expenses related to a VRIP at the television broadcasting division and the corporate office and $1.6 million in expenses related to non-operating SIPs at other businesses. In the first quarter of 2024, the Company recorded $0.4 million in expenses related to a non-operating SIP at other businesses. The SIPs and VRIP were funded by the assets of the Company’s pension plan.
In the fourth quarter of 2023, the Company recorded $0.2 million in expenses related to a non-operating SIP at the television broadcasting division. In the second quarter of 2023, the Company recorded $5.5 million in expenses related to non-operating SIPs at other businesses and the education and television broadcasting divisions. In the first quarter of 2023, the Company recorded $4.1 million in expenses related to non-operating SIPs at other businesses. The SIPs were funded by the assets of the Company’s pension plan.
Gain on Marketable Equity Securities, Net
The Company recognized $181.3 million in net gains on marketable equity securities in 2024 compared to $138.1 million in 2023.
Other Non-Operating Income
The Company recorded total other non-operating income, net, of $12.5 million in 2024, compared to $19.1 million in 2023. The 2024 amounts included gains of $7.2 million on the sales of certain businesses and websites; $5.4 million in foreign currency gains; $0.9 million in gains related to the sale of businesses and contingent consideration, and other items; partially offset by $1.5 million in net fair value decreases on cost method investments and $0.7 million impairment on cost method investments. The 2023 amounts included a non-cash gain of $10.0 million on the sale of Pinna; $5.6 million in gains related to sales of businesses and contingent consideration; a $3.1 million increase in the fair value of cost method investments; a $1.0 million gain on sales of cost method investments, and other items; partially offset by $1.1 million in foreign currency losses and a $0.5 million impairment on a cost method investment.
Provision for Income Taxes
The Company’s effective tax rates for 2024 and 2023 were 28.5% and 29.2%, respectively. The Company’s effective tax rates in 2024 and 2023 were unfavorably impacted by permanent differences related to the goodwill and intangible asset impairment charges and the interest expense recorded to adjust the fair value of the mandatorily redeemable noncontrolling interest at GHG. Excluding the impact of these items, the overall income tax rates for 2024 and 2023 were 25.8% and 24.0%, respectively.
Earnings Per Share
The calculation of diluted earnings per share for the 2024 was based on 4,404,807 weighted average shares outstanding, compared to 4,653,626 for 2023. At December 31, 2024, there were 4,332,307 shares outstanding.

FINANCIAL CONDITION: LIQUIDITY AND CAPITAL RESOURCES
The Company considers the following when assessing its liquidity and capital resources:

	As of December 31
(In thousands)	2024	2023
Cash and cash equivalents	$260,852	$169,897
Restricted cash	37,001	31,994
Investments in marketable equity securities and other investments	858,743	697,028
Total debt	748,192	811,833
Cash generated by operations is the Company’s primary source of liquidity. The Company maintains investments in a portfolio of marketable equity securities, which is considered when assessing the Company’s sources of liquidity. An additional source of liquidity includes the undrawn portion of the Company’s $300 million revolving credit facility, amounting to $237.2 million at December 31, 2024 and the undrawn $50.0 million delayed draw term loan at the automotive subsidiary.
During 2024, the Company’s cash and cash equivalents increased by $91.0 million, due to cash generated from operations and the net proceeds from the sale and purchase of marketable equity securities, which were partially offset by share repurchases, payment of borrowings, capital expenditures and dividend payments. In 2024, the Company’s borrowings decreased by $63.6 million, primarily due to repayments under the revolving credit facility, term loan and commercial notes at the automotive subsidiary.
As of December 31, 2024 and 2023, the Company had money market investments of $3.9 million and $5.6 million, respectively, that were included in cash and cash equivalents. At December 31, 2024, the Company held approximately $170 million in cash and cash equivalents in businesses domiciled outside the U.S., of which approximately $8 million is not available for immediate use in operations or for distribution. Additionally, Kaplan’s business operations outside the U.S. retain cash balances to support ongoing working capital requirements, capital expenditures, and regulatory requirements. As a result, the Company considers a significant portion of the cash and cash equivalents balance held outside the U.S. as not readily available for use in U.S. operations.
At December 31, 2024, the fair value of the Company’s investments in marketable equity securities was $852.4 million, which includes investments in the common stock of four publicly traded companies. The Company purchased $5.0 million of marketable equity securities during 2024 and sold marketable equity securities that generated proceeds of $23.5 million. At December 31, 2024, the net unrealized gain related to the Company’s investments totaled $625.3 million.
In May 2024, the Company entered into a convertible promissory note agreement to loan N2K Networks $2.0 million. The convertible promissory note bears interest at a rate of 12% per annum and, subject to conversion provisions, all unpaid interest and principal are due by May 2027.
In April 2023, the Company entered into a term note agreement to loan Intersection $30.0 million at an interest rate of 9% per annum. The principal and interest on the note are payable in monthly installments over five years with the final payment due by May 2028. The outstanding balance on this loan was $25.7 million as of December 31, 2024.
The Company had working capital of $898.8 million and $619.6 million at December 31, 2024 and 2023, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments.
At December 31, 2024 and 2023, the Company had borrowings outstanding of $748.2 million and $811.8 million, respectively. The Company’s borrowings at December 31, 2024 were mostly from $400.0 million of 5.75% unsecured notes due June 1, 2026, $62.8 million in outstanding borrowings under the Company’s revolving credit facility, a term loan of $140.1 million, and real estate and capital term loans of $127.6 million at the automotive subsidiary. The Company’s borrowings at December 31, 2023 were mostly from $400.0 million of 5.75% unsecured notes due June 1, 2026, $97.9 million in outstanding borrowings under the Company’s revolving credit facility, a term loan of $147.5 million, and real estate and capital term loans of $137.6 million at the automotive subsidiary. The interest on the $400.0 million of 5.75% unsecured notes is payable semi-annually on June 1 and December 1.
During 2024 and 2023, the Company had average borrowings outstanding of approximately $804.7 million and $745.0 million, respectively, at average annual interest rates of approximately 6.3% and 6.1%, respectively. The Company incurred net interest expense of $176.3 million and $56.2 million, respectively, during 2024 and 2023. Included in the 2024 and 2023 interest expense is $119.3 million and $10.1 million, respectively, to adjust the fair value of the mandatorily redeemable noncontrolling interest (see Note 11).

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
On December 20, 2024, Moody’s affirmed the Company’s credit rating and maintained the outlook as Stable. On April 2, 2024, Standard & Poor’s affirmed the Company’s credit rating and maintained the outlook as Stable.
The Company’s current credit ratings are as follows:

	Moody’s	Standard & Poor’s
Long-term	Ba1	BB
Outlook	Stable	Stable
The Company expects to fund its estimated capital needs primarily through existing cash balances and internally generated funds, and, as needed, from borrowings under its revolving credit facility. As of December 31, 2024, the Company had $62.8 million outstanding under the $300 million revolving credit facility. In management’s opinion, the Company will have sufficient financial resources to meet its business requirements in the next 12 months, including working capital requirements, capital expenditures, interest payments, potential acquisitions and strategic investments, dividends and stock repurchases.
In summary, the Company’s cash flows for each period were as follows:

	Year Ended December 31
(In thousands)	2024	2023	2022
Net cash provided by operating activities	$406,988	$259,875	$235,604
Net cash used in investing activities	(62,330)	(152,975)	(184,066)
Net cash used in financing activities	(240,967)	(99,835)	(18,107)
Effect of currency exchange rate change	(7,729)	4,394	(1,842)
Net increase in cash and cash equivalents and restricted cash	$95,962	$11,459	$31,589
Operating Activities. Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. The Company’s net cash flow provided by operating activities were as follows:

	Year Ended December 31
(In thousands)	2024	2023	2022
Net Income	$732,610	$211,704	$70,434
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and goodwill and other long-lived asset impairments	173,987	235,169	261,138
Amortization of lease right-of-use asset	63,253	67,734	67,568
Net pension benefit, settlement gain and early retirement and separation program costs	(740,152)	(101,398)	(166,611)
Other non-cash activities	65,949	(84,399)	130,230
Change in operating assets and liabilities	111,341	(68,935)	(127,155)
Net Cash Provided by Operating Activities	$406,988	$259,875	$235,604
Net cash provided by operating activities consists primarily of cash receipts from customers, less disbursements for costs, benefits, income taxes, interest and other expenses.
For 2024 compared to 2023, the increase in net cash provided by operating activities is primarily due to changes in operating assets and liabilities, partially offset by lower net income, net of non-cash adjustments. Changes in operating assets and liabilities were driven by a significant increase in the value of the mandatorily redeemable noncontrolling interest and lower purchases of inventory. The change in non-cash activities is largely the result of a significant increase in the provision for deferred income taxes, partially offset by fluctuations in the share prices of the Company’s investments in marketable equity securities with larger gains in 2024 compared to 2023.
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

Investing Activities. The Company’s net cash flow used in investing activities were as follows:

	Year Ended December 31
(In thousands)	2024	2023	2022
Purchases of property, plant and equipment	$(82,912)	$(93,447)	$(82,684)
Net proceeds from sales of marketable equity securities	18,524	55,817	61,522
Investments in equity affiliates, cost method and other investments	(4,554)	(14,050)	(38,894)
Investments in certain businesses, net of cash acquired	(4,118)	(78,149)	(130,106)
Loan to related party	(2,000)	(30,000)	—
Other	12,730	6,854	6,096
Net Cash Used in Investing Activities	$(62,330)	$(152,975)	$(184,066)
Capital Expenditures. The amounts reflected in the Company’s Statements of Cash Flows are based on cash payments made during the relevant periods, whereas the Company’s capital expenditures for 2024, 2023 and 2022 disclosed in Note 19 to the Consolidated Financial Statements include assets acquired during the year. The Company estimates that its capital expenditures will be in the range of $90 million to $100 million in 2025.
Net Proceeds from Sales of Marketable Equity Securities. During 2024, 2023 and 2022, the Company sold marketable securities that generated proceeds of $23.5 million, $62.0 million and $102.0 million, respectively. The Company purchased $5.0 million, $4.6 million, and $42.1 million, of which $1.5 million was settled in January 2023, of marketable equity securities during 2024, 2023 and 2022, respectively.
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
Acquisitions. During 2024, the Company acquired two small businesses. During 2023, the Company acquired five businesses: one in automotive, three small businesses in healthcare and one in other businesses for $83.3 million in cash and contingent consideration and the assumption of floor plan payables. In September 2023, the Company’s automotive subsidiary acquired a Toyota automotive dealership, including the real property for the dealership operations. In addition to a cash payment and the assumption of $2.2 million in floor plan payables, the automotive subsidiary borrowed $37.0 million to finance the acquisition. During 2022, the Company acquired seven businesses: five in healthcare and two in automotive, for $143.2 million in cash and contingent consideration and the assumption of floor plan payables. GHG acquired two small businesses in August 2022, a 100% interest in a multi-state provider of Applied Behavioral Analysis clinics (Surpass Behavioral Health) in July 2022, and two small businesses in May 2022. In July 2022, the Company’s automotive subsidiary acquired two automotive dealerships, including the real property for the dealership operations. In addition to a cash payment and the assumption of $10.9 million in floor plan payables, the automotive subsidiary borrowed $77.4 million to finance the acquisition.
Loan to Related Party. In May 2024, the Company entered into a convertible promissory note agreement to loan N2K Networks $2.0 million. The convertible promissory note bears interest at a rate of 12% per annum and, subject to conversion provisions, all unpaid interest and principal are due by May 2027. In April 2023, the Company entered into a term note agreement to loan Intersection $30.0 million at an interest rate of 9% per annum. The principal and interest on the note are payable in monthly installments over five years with the final payment due by May 2028. The outstanding balance on this loan was $25.7 million as of December 31, 2024.
Financing Activities. The Company’s net cash flow used in financing activities were as follows:

	Year Ended December 31
(In thousands)	2024	2023	2022
Common shares repurchased	$(114,101)	$(193,160)	$(71,386)
Net (payments) borrowing under revolving credit facilities	(35,756)	(104,244)	3,000
(Repayments) issuance of borrowings, net	(27,637)	171,643	62,815
Net (repayments of) proceeds from vehicle floor plan payable	(416)	73,732	26,230
Dividends paid	(30,347)	(30,953)	(30,712)
Other	(32,710)	(16,853)	(8,054)
Net Cash Used in Financing Activities	$(240,967)	$(99,835)	$(18,107)
Common Stock Repurchases. During 2024, 2023, and 2022, the Company purchased a total of 152,948, 325,134, and 121,761 shares, respectively, of its Class B common stock at a cost of approximately $115.2 million, $195.0 million, and $71.4 million, respectively, including commissions and accrued excise tax of $1.1 million and $1.8 million for 2024 and 2023 purchases, respectively. On September 12, 2024, the Board of Directors authorized the Company to acquire up to 500,000 shares of its Class B common stock. The Company did not announce a ceiling price or time limit for the purchases. At December 31, 2024, the Company had remaining authorization from the Board of Directors to purchase up to 466,460 shares of Class B common stock.
Borrowings and Vehicle Floor Plan Payable. In 2024, the Company repaid amounts borrowed under the $300 million revolving credit facility, term loan and commercial notes at the automotive subsidiary. In September 2023, the Company’s automotive subsidiary entered into a credit agreement with Truist Bank which includes (i) a $75.2 million real estate term loan, (ii) a $65.0 million capital term loan, (iii) a $50.0 million delayed draw term loan, and (iv) establishment of a revolving floor plan credit facility. The automotive subsidiary used the net proceeds from the real estate and capital term loans to acquire an automotive dealership, including the real property for the dealership operations, and to repay the outstanding balances of the commercial notes maturing in 2031 and 2032. On July 28, 2023, the Company entered into a $150 million term loan and used the proceeds to repay the U.S. dollar borrowings of the $300 million revolving credit facility. In July 2022, the Company’s automotive subsidiary amended its commercial note to, among other things, increase the aggregate loan amount to $71.6 million and entered into three commercial notes in an aggregate amount of $27.2 million. The additional borrowings were used to acquire two automotive dealerships, including the real property for the dealership operations. In 2024, 2023, and 2022, the Company used vehicle floor plan financing to fund the purchase of new, used and service loaner vehicles at its automotive subsidiary. The (repayments of) proceeds from the vehicle floor plan payable fluctuates with changes in the amount of vehicle inventory held by the automotive dealerships.
Dividends. The annual dividend rate per share was $6.88, $6.60 and $6.32 in 2024, 2023 and 2022, respectively. The Company expects to pay a dividend of $7.20 per share in 2025.
Other. In 2024, 2023 and 2022, the Company paid $5.4 million, $5.3 million and $5.7 million, respectively, related to contingent consideration and deferred payments from prior acquisitions. In December 2023, the Company acquired some of the minority-owned shares of CSI for a total amount of $20.0 million. The Company paid cash of $5.0 million and entered into a promissory note with the minority owners for the remaining $15.0 million.
Contractual Obligations. The following reflects a summary of the Company’s contractual obligations as of December 31, 2024:

(in thousands)	2025	2026	2027	2028	2029	Thereafter	Total
Debt and interest	$70,829	$456,265	$212,051	$16,445	$91,447	$254	$847,291
Finance leases	18,511	3,966	1,242	18	3	—	23,740
Operating leases	102,977	72,629	64,432	53,599	47,271	256,558	597,466
Television broadcasting commitments (1)	78,451	43,796	12,280	5,014	—	—	139,541
IT software and services	37,951	32,009	20,840	4,754	84	—	95,638
Other purchase obligations (2)	25,816	7,617	229	35	18	—	33,715
Long-term liabilities (3)	2,267	2,247	2,238	2,221	2,211	2,759	13,943
Total	$336,802	$618,529	$313,312	$82,086	$141,034	$259,571	$1,751,334
___________________

(1)	Includes network fees, employment agreements and programming purchase commitments for the Company’s television broadcasting business.
(2)
Includes purchase obligations related to capital projects and other legally binding commitments. Other purchase orders made in the ordinary course of business are excluded from the table above. Any amounts for which the Company is liable under purchase orders are reflected in the Company’s Consolidated Balance Sheets as accounts payable and accrued liabilities.

(3)
Primarily made up of multiemployer pension plan withdrawal obligations and postretirement benefit obligations other than pensions. The Company has other long-term liabilities excluded from the table above, including obligations for deferred compensation, long-term incentive plans, long-term deferred revenue and mandatorily redeemable noncontrolling interest.

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

Revenue Recognition, Trade Accounts Receivable and Allowance for Credit Losses. Education revenue is primarily derived from postsecondary education services, professional education and test preparation services. Revenue, net of any refunds, corporate discounts, scholarships and employee tuition discounts, is recognized ratably over the instruction period or access period for higher education and supplemental education services.
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
KHE provides non-academic operations support services to Purdue Global pursuant to a TOSA, which includes technology support, helpdesk functions, human resources support for faculty and employees, admissions support, financial aid administration, advertising, back-office business functions, and certain student recruitment services. KHE is not entitled to receive any reimbursement of costs incurred in providing support services, or any fee, unless and until Purdue Global has first covered all of its academic costs (subject to a cap) and, if applicable, received payment for cost efficiencies. KHE will receive reimbursement for its operating costs of providing the support services after payment of Purdue Global’s operating costs and cost efficiency payments. If there are sufficient revenues, KHE may be entitled to a cost efficiency payment, if any, and an additional fee equal to 12.5% of Purdue Global’s revenue. Subject to certain limitations, a portion of the fee that is earned by KHE in one year may be carried over to subsequent years for payment to Kaplan.
The support fee and reimbursement for KHE support costs are entirely dependent on the availability of cash at the end of Purdue Global’s fiscal year (June 30), and therefore, all consideration in the contract is variable. The Company uses significant judgment to forecast the operating results of Purdue Global, the availability of cash at the end of each fiscal year, and the consideration it expects to receive from Purdue Global annually. Key assumptions used in the forecast model include student census and degree enrollment data, Purdue Global and KHE expenses, changes to working capital, contractually stipulated minimum payments, and lead conversion rates. The forecast is updated as uncertainties are resolved. The Company reviews and updates the assumptions regularly, as a significant change in one or more of these estimates could affect the revenue recognized. Changes to the estimated variable consideration were not material for the year ended December 31, 2024.
A Kaplan International business has a contract with an examination body through August 2029 comprised of two performance obligations, one to build and create a professional exam and another to manage the delivery of that exam to qualified candidates. The first obligation was completed in 2021. The second obligation began after the first obligation was completed and is expected to continue through the end of the contract term. Revenues are recognized for both of these obligations by allocating the transaction price based on forecasted financial results and the use of a market-based profit margin applied to costs incurred during the financial reporting period. This profit margin, determined at contract inception, is different for each obligation as a result of the different value created by each distinct obligation. The forecast, including key assumptions such as expected candidate volumes and related exam-management expenses, is updated as future uncertainties are resolved, which may result in changes to the transaction price. The Company reviews and updates the assumptions regularly, as a significant change in one or more of these estimates could affect revenue recognized. Changes to the estimated variable consideration were not material for the year ended December 31, 2024.
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

	As of December 31
(in millions)	2024	2023
Goodwill and indefinite-lived intangible assets	$1,664.4	$1,713.1
Total assets	7,677.2	7,187.7
Percentage of goodwill and indefinite-lived intangible assets to total assets	22%	24%
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
The Company performed an interim impairment review of goodwill at the WGB reporting unit in the second quarter of 2024 due to substantial digital advertising revenue declines and continued significant operating losses. The Company recorded a $7.5 million goodwill impairment charge at the WGB reporting unit as a result of the interim impairment review. The Company estimated the fair value of the reporting unit by utilizing a discounted cash flow model. The carrying value of the reporting unit exceeded its indicated fair value by more than the goodwill balance, which resulted in a goodwill impairment charge for the remaining goodwill at the reporting unit. As a result of the impairment charge, no goodwill remains at the WGB reporting unit, which is included in other businesses.
The Company had 21 reporting units as of December 31, 2024. The reporting units with significant goodwill balances as of December 31, 2024, were as follows, representing 95% of the total goodwill of the Company:

(in millions)	Goodwill
Education
Kaplan international	$580.5
Higher education	63.2
Supplemental education	171.4
Television broadcasting	190.8
Healthcare	135.0
Automotive	129.3
Hoover	91.3
Framebridge	60.9
Total	$1,422.4
As of November 30, 2024, in connection with the Company’s annual impairment testing, the Company decided to perform the quantitative goodwill impairment process at all of the reporting units. The Company’s policy requires the performance of a quantitative impairment review of the goodwill at least once every three years. The Company used a discounted cash flow model, and, where appropriate, a market value approach was also utilized to supplement the discounted cash flow model to determine the estimated fair value of its reporting units. The Company made estimates and assumptions regarding future cash flows, discount rates, long-term growth rates and market values to determine each reporting unit’s estimated fair value. The methodology used to estimate the fair value of the Company’s reporting units on November 30, 2024, was consistent with the one used during the 2023 annual goodwill impairment test.

The Company made changes to certain of its assumptions utilized in the discounted cash flow models for 2024 compared with the prior year to take into account changes in the economic environment, regulations and their impact on the Company’s businesses. The key assumptions used by the Company were as follows:
•Expected cash flows underlying the Company’s business plans for the periods 2025 through 2029 were used. The Company used expected cash flows for the periods 2025 through 2031 and 2025 through 2034 for the Framebridge and Hoover reporting units, respectively. The expected cash flows took into account historical growth rates, the effect of the changed economic outlook at the Company’s businesses, industry challenges and an estimate for the possible impact of any applicable regulations.
•Cash flows beyond the forecasted years, where applicable, were projected to grow at a long-term growth rate, which the Company estimated between 1.5% and 3% for each reporting unit.
•The Company used a discount rate of 8.5% to 20.5% to risk adjust the cash flow projections in determining the estimated fair value.
The fair value of each of the reporting units exceeded its respective carrying value as of November 30, 2024.
The estimated fair value of the Framebridge reporting unit exceeded its carrying values by a margin of less than 35%. The total goodwill at the Framebridge reporting unit was $60.9 million as of December 31, 2024, or 4% of the total goodwill of the Company. There exists a reasonable possibility that a decrease in the assumed projected cash flows or long-term growth rate, or an increase in the discount rate assumption used in the discounted cash flow model of this reporting unit, could result in a possible impairment charge.
The estimated fair value of the Company’s other reporting units with significant goodwill balances exceeded their respective carrying values by a margin in excess of 35%. It is possible that impairment charges could occur in the future, as changes in market conditions and the inherent variability in projecting future operating performance could result in adverse changes in projections for future operating results or other key assumptions, such as projected revenue, profit margin, capital expenditures or cash flows associated with fair value estimates and could lead to additional future impairments, which could be material.
Indefinite-Lived Intangible Assets
The Company’s intangible assets with an indefinite life are principally from franchise rights, trade names and FCC licenses. The Company initially assesses qualitative factors to determine if it is more likely than not that the fair value of its indefinite-lived intangible assets is less than its carrying value. The Company compares the fair value of the indefinite-lived intangible asset with its carrying value if the qualitative factors indicate it is more likely than not that the fair value of the asset is less than its carrying value or if it decides to bypass the qualitative assessment. The Company records an impairment loss if the carrying value of the indefinite-lived intangible assets exceeds the fair value of the assets for the difference in the values. The Company uses a discounted cash flow model, and, in certain cases, a market value approach is also utilized to supplement the discounted cash flow model to determine the estimated fair value of the indefinite-lived intangible assets. The Company makes estimates and assumptions regarding future cash flows, discount rates, long-term growth rates and other market values to determine the estimated fair value of the indefinite-lived intangible assets. The Company’s policy requires the performance of a quantitative impairment review of the indefinite-lived intangible assets at least once every three years.
In conjunction with the Company’s annual impairment review, as a result of reduced enrollments at MPW and the recent U.K. government elimination of the Value Added Tax (VAT) exemption on private school tuition coupled with an overall downward trend in enrollments at sixth-form colleges leading to uncertainty regarding future enrollments, the Company recorded an indefinite-lived intangible asset impairment charge of $22.9 million at MPW. The Company estimated the fair value of the trade name by utilizing the relief from royalty method under a discounted cash flow model. The carrying value of the MPW trademark indefinite-lived intangible asset exceeded its estimated fair value, resulting in an indefinite-lived intangible asset impairment charge for the excess amount. MPW is included in Kaplan International.
With the exception of the MPW trademark indefinite-lived intangible asset, the fair value of all the indefinite-lived intangible assets exceeded their respective carrying values as of November 30, 2024. The estimated fair values of indefinite-lived intangible assets with a total carrying value of $17.0 million exceeded their carrying value by a margin of less than 10%. There exists a reasonable possibility that impairment charges could occur in the future, as changes in market conditions and the inherent variability in projecting future operating performance could result in adverse changes in projections for future operating results or other key assumptions, such as projected revenue, profit margin, capital expenditures or cash flows associated with fair value estimates and could lead to future impairments, which could be material.
Pension Costs.  The Company sponsors a defined benefit pension plan for eligible employees in the U.S. Excluding curtailment gains, settlement gains and special termination benefits, the Company’s net pension credit was $107.7 million, $111.3 million and $170.2 million for 2024, 2023 and 2022, respectively. The Company’s pension benefit obligation and related credits are actuarially determined and are significantly impacted by the Company’s assumptions related to future events, including the discount rate, expected return on plan assets and rate of compensation increases. The Company evaluates these critical assumptions at least annually and, periodically, evaluates other assumptions involving demographic factors, such as retirement age, mortality and turnover, and updates them to reflect its experience and expectations for the future. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.
The Company assumed a 6.25% expected return on plan assets for 2024, 2023 and 2022. The Company’s actual return (loss) on plan assets was 19.1% in 2024, 23.2% in 2023 and (23.4%) in 2022. The 10-year and 20-year actual returns on plan assets on an annual basis were 8.8% and 9.6%, respectively.
Accumulated and projected benefit obligations are measured as the present value of future cash payments. The Company discounts those cash payments using the weighted average of market-observed yields for high-quality fixed-income securities with maturities that correspond to the payment of benefits. Lower discount rates increase present values and generally increase subsequent-year pension costs; higher discount rates decrease present values and decrease subsequent-year pension costs. The Company’s discount rate at December 31, 2024, 2023 and 2022, was 5.8%, 5.2% and 5.5%, respectively, reflecting market interest rates.
Changes in key assumptions for the Company’s pension plan would have had the following effects on the 2024 pension credit, excluding curtailment gains, settlement gains and special termination benefits:
•    Expected return on assets – A 1% increase or decrease to the Company’s assumed expected return on plan assets would have increased or decreased the pension credit by approximately $26.5 million.
•    Discount rate – A 1% decrease to the Company’s assumed discount rate would have decreased the pension credit by approximately $7.2 million. A 1% increase to the Company’s assumed discount rate would have increased the pension credit by approximately $5.7 million.
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
Amortization of the unrecognized actuarial gain or loss is included as a component of pension credit for a year if the magnitude of the net unamortized gain or loss in accumulated other comprehensive income exceeds 10% of the greater of the benefit obligation or the market-related value of assets (10% corridor). The amortization component is equal to that excess divided by the average remaining service period of active employees expected to receive benefits under the plan. At the end of 2021, the Company had net unamortized actuarial gains in accumulated other comprehensive income subject to amortization outside the 10% corridor, and therefore, an amortized gain of $68.7 million was included in the pension credit for 2022.
During 2022, there were significant pension asset losses partially offset by an increase in the discount rate that resulted in net unamortized actuarial gains in accumulated other comprehensive income subject to amortization outside the 10% corridor, and therefore, an amortized gain of $39.8 million was included in the pension credit for 2023.
During 2023, there were significant pension asset gains partially offset by a decrease in the discount rate that resulted in net unamortized actuarial gains in accumulated other comprehensive income subject to amortization outside the 10% corridor, and therefore, an amortized gain of $37.9 million was included in the pension credit for the first nine and a half months of 2024.
As a result of the irrevocable group annuity purchase, the Company remeasured the accumulated and projected benefit obligations as of October 17, 2024, and recorded a settlement gain. During the first nine and a half months, there were significant pension asset gains offset by the $653.4 million settlement gain following the purchase of the irrevocable group annuity contract that resulted in no net unamortized actuarial gains in accumulated other comprehensive income subject to amortization outside the 10% corridor, and therefore, no amortized gain amount was included in the pension credit for the last two and a half months of 2024. During the last two and a half months of 2024, there was an increase in the discount rate; however, the Company currently estimates that there will be no net unamortized actuarial gains in accumulated other comprehensive income subject to amortization outside the 10% corridor, and therefore, no amortized gain amount is included in the estimated pension credit for 2025.
Overall, the Company estimates that it will record a net pension credit of approximately $95.1 million in 2025.
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
As of December 31, 2024, the Company had state income tax net operating loss carryforwards of $1,163.4 million, which will expire at various future dates. Also at December 31, 2024, the Company had $84.1 million of non-U.S. income tax loss carryforwards, of which $36.2 million may be carried forward indefinitely; $41.7 million of losses that, if unutilized, will expire in varying amounts through 2029; and $6.2 million of losses that, if unutilized, will start to expire after 2029. At December 31, 2024, the Company has established approximately $74.8 million in total valuation allowances, primarily against deferred state tax assets, net of U.S. Federal income taxes, and non-U.S. deferred tax assets, as the Company believes that it is more likely than not that the benefit from certain state and non-U.S. net operating loss carryforwards and other deferred tax assets will not be realized. In most instances, the Company has established valuation allowances against state income tax benefits recognized, without considering potentially offsetting deferred tax liabilities established with respect to prepaid pension cost and goodwill. Prepaid pension cost and goodwill have not been considered a source of future taxable income for realizing deferred tax benefits recognized since these temporary differences are not likely to reverse in the foreseeable future. However, certain deferred state tax assets have an indefinite life. As a result, the Company has considered deferred tax liabilities for prepaid pension cost and goodwill as a source of future taxable income for realizing those deferred state tax assets with indefinite lives. The valuation allowances established against state and non-U.S. income tax benefits recorded may increase or decrease within the next 12 months, based on operating results or the market value of investment holdings; as a result, the Company is unable to estimate the potential tax impact, given the uncertain operating and market environment. The Company will be monitoring future operating results and projected future operating results on a quarterly basis to determine whether the valuation allowances provided against state and non-U.S. deferred tax assets should be increased or decreased, as future circumstances warrant.
Recent Accounting Pronouncements.  See Note 2 to the Company’s Consolidated Financial Statements for a discussion of recent accounting pronouncements.

    Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Graham Holdings Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Graham Holdings Company and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income (loss), of changes in common stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Annual Goodwill Impairment Assessment - Framebridge Reporting Unit
As described in Notes 2 and 9 to the consolidated financial statements, the Company’s consolidated goodwill balance was $1,500.0 million as of December 31, 2024, and as disclosed by management, the goodwill associated with the Framebridge reporting unit was $60.9 million as of December 31, 2024. Management reviews goodwill for possible impairment at least annually, as of November 30, or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. An impairment charge is recognized for the amount by which the carrying value exceeds the reporting unit’s fair value. The quantitative goodwill impairment analysis at Framebridge indicated the estimated fair value of the reporting unit exceeded its carrying value as of November 30, 2024, the annual goodwill impairment assessment date. Management uses a discounted cash flow model, and, where appropriate, a market value approach is also utilized to supplement the discounted cash flow model, to determine the estimated fair value of the reporting units. Management makes assumptions regarding estimated future cash flows, discount rates, long-term growth rates and market values to determine the estimated fair value of each reporting unit.
The principal considerations for our determination that performing procedures relating to the annual goodwill impairment assessment of the Framebridge reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Framebridge reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the estimated future cash flows and the discount rate used in the discounted cash flow model; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
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
February 26, 2025
We have served as the Company’s auditor since 1946.

GRAHAM HOLDINGS COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
(in thousands, except per share amounts)	2024	2023	2022
Operating Revenues
Sales of services	$2,697,314	$2,484,327	$2,328,869
Sales of goods	2,093,590	1,930,550	1,595,624
	4,790,904	4,414,877	3,924,493
Operating Costs and Expenses
Cost of services sold (exclusive of items shown below)	1,558,639	1,468,114	1,346,519
Cost of goods sold (exclusive of items shown below)	1,765,899	1,634,820	1,311,199
Selling, general and administrative	1,076,875	1,007,381	921,739
Depreciation of property, plant and equipment	87,046	86,064	73,297
Amortization of intangible assets	37,119	50,039	58,851
Impairment of goodwill and other long-lived assets	49,822	99,066	128,990
	4,575,400	4,345,484	3,840,595
Income from Operations	215,504	69,393	83,898
Equity in losses of affiliates, net	(3,303)	(5,183)	(2,837)
Interest income	9,868	7,122	3,226
Interest expense	(186,149)	(63,301)	(54,403)
Non-operating pension and postretirement benefit income, net	794,949	133,812	197,939
Gain (loss) on marketable equity securities, net	181,295	138,067	(139,589)
Other income, net	12,546	19,094	33,500
Income Before Income Taxes	1,024,710	299,004	121,734
Provision for Income Taxes	292,100	87,300	51,300
Net Income	732,610	211,704	70,434
Net Income Attributable to Noncontrolling Interests	(7,976)	(6,416)	(3,355)
Net Income Attributable to Graham Holdings Company Common Stockholders	$724,634	$205,288	$67,079

Per Share Information Attributable to Graham Holdings Company Common Stockholders
Basic net income per common share	$164.62	$43.96	$13.83
Basic average number of common shares outstanding	4,372	4,639	4,823
Diluted net income per common share	$163.40	$43.82	$13.79
Diluted average number of common shares outstanding	4,405	4,654	4,836
See accompanying Notes to Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
(in thousands)	2024	2023	2022
Net Income	$732,610	$211,704	$70,434
Other Comprehensive (Loss) Income, Before Tax
Foreign currency translation adjustments:
Translation adjustments arising during the year	(24,568)	21,927	(48,340)
Adjustment for sale of a business with foreign operations	(765)	—	—
	(25,333)	21,927	(48,340)
Pension and other postretirement plans:
Actuarial gain (loss)	351,322	380,593	(727,097)
Prior service credit	734	11,263	—
Amortization of net actuarial gain included in net income	(39,742)	(42,146)	(70,833)
Amortization of net prior service (credit) cost included in net income	(1,951)	1,641	2,864
Settlement included in net income	(653,427)	(1,087)	—
	(343,064)	350,264	(795,066)
Cash flow hedges gain (loss)	1,392	(5,630)	4,765
Other Comprehensive (Loss) Income, Before Tax	(367,005)	366,561	(838,641)
Income tax benefit (expense) related to items of other comprehensive (loss) income	87,465	(88,375)	203,404
Other Comprehensive (Loss) Income, Net of Tax	(279,540)	278,186	(635,237)
Comprehensive Income (Loss)	453,070	489,890	(564,803)
Comprehensive income attributable to noncontrolling interests	(7,976)	(6,416)	(3,355)
Total Comprehensive Income (Loss) Attributable to Graham Holdings Company	$445,094	$483,474	$(568,158)
See accompanying Notes to Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONSOLIDATED BALANCE SHEETS

	As of December 31
(In thousands, except share amounts)	2024	2023
Assets
Current Assets
Cash and cash equivalents	$260,852	$169,897
Restricted cash	37,001	31,994
Investments in marketable equity securities and other investments	858,743	697,028
Accounts receivable, net	514,426	525,087
Inventories and contracts in progress	295,808	297,211
Prepaid expenses	116,472	119,933
Income taxes receivable	7,714	6,848
Other current assets	7,608	1,298
Total Current Assets	2,098,624	1,849,296
Property, Plant and Equipment, Net	549,364	560,314
Lease Right-of-Use Assets	388,419	409,183
Investments in Affiliates	169,125	186,480
Goodwill, Net	1,500,036	1,525,194
Indefinite-Lived Intangible Assets	164,323	187,862
Amortized Intangible Assets, Net	56,696	112,194
Prepaid Pension Cost	2,510,520	2,113,638
Deferred Income Taxes	8,908	10,578
Deferred Charges and Other Assets	231,190	232,991
Total Assets	$7,677,205	$7,187,730

Liabilities and Equity
Current Liabilities
Accounts payable, vehicle floor plan payable and accrued liabilities	$712,505	$694,521
Deferred revenue	390,976	396,754
Income taxes payable	11,502	7,406
Current portion of lease liabilities	58,239	64,247
Current portion of long-term debt	26,577	66,751
Total Current Liabilities	1,199,799	1,229,679
Accrued Compensation and Related Benefits	136,101	137,275
Other Liabilities	27,361	32,076
Deferred Income Taxes	739,260	600,124
Mandatorily Redeemable Noncontrolling Interest	159,548	40,764
Lease Liabilities	362,885	376,677
Long-Term Debt	721,615	745,082
Total Liabilities	3,346,569	3,161,677
Commitments and Contingencies (Note 18)
Redeemable Noncontrolling Interests	43,821	24,185
Preferred Stock, $1 par value; 977,000 shares authorized, none issued	—	—
Common Stockholders’ Equity
Common stock
Class A Common stock, $1 par value; 7,000,000 shares authorized; 964,001 shares issued and outstanding	964	964
Class B Common stock, $1 par value; 40,000,000 shares authorized; 19,035,999 shares issued; 3,368,306 and 3,514,809 shares outstanding	19,036	19,036
Capital in excess of par value	356,919	372,040
Retained earnings	8,031,750	7,337,463
Accumulated other comprehensive income, net of taxes
Cumulative foreign currency translation adjustment	(58,044)	(32,711)
Unrealized gain on pensions and other postretirement plans	393,949	649,185
Cash flow hedges	(1,108)	(2,137)
Cost of 15,667,693 and 15,521,190 shares of Class B common stock held in treasury	(4,486,805)	(4,368,103)
Total Common Stockholders’ Equity	4,256,661	3,975,737
Noncontrolling Interests	30,154	26,131
Total Equity	4,286,815	4,001,868
Total Liabilities and Equity	$7,677,205	$7,187,730
See accompanying Notes to Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
(In thousands)	2024	2023	2022
Cash Flows from Operating Activities
Net Income	$732,610	$211,704	$70,434
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and goodwill and other long-lived asset impairments	173,987	235,169	261,138
Amortization of lease right-of-use asset	63,253	67,734	67,568
Net pension benefit, settlement gain and early retirement and separation program costs	(740,152)	(101,398)	(166,611)
(Gain) loss on marketable equity securities and cost method investments, net	(179,024)	(140,671)	134,011
Credit loss expense and provision for other receivables	3,591	6,045	2,958
Stock-based compensation expense, net of forfeitures	6,326	6,712	6,121
Accretion expense and change in fair value of contingent consideration liabilities	115	(6,593)	(5,105)
Foreign exchange (gain) loss	(5,415)	1,141	2,023
Gain on disposition of businesses, property, plant and equipment, investments and other assets, net	(7,674)	(11,811)	(24,220)
Equity in losses of affiliates, net of distributions	18,844	20,751	13,503
Provision for (benefit from) deferred income taxes	227,400	43,765	(3,844)
Change in operating assets and liabilities:
Accounts receivable	11,317	8,231	45,518
Inventories	8,297	(62,873)	(64,324)
Accounts payable and accrued liabilities	13,910	24,695	(33,588)
Deferred revenue	6,435	38,497	18,219
Income taxes receivable/payable	3,217	6,152	6,766
Lease liabilities	(62,516)	(71,471)	(78,471)
Other assets and other liabilities, net	130,681	(12,166)	(21,275)
Other	1,786	(3,738)	4,783
Net Cash Provided by Operating Activities	406,988	259,875	235,604
Cash Flows from Investing Activities
Purchases of property, plant and equipment	(82,912)	(93,447)	(82,684)
Proceeds from sales of marketable equity securities	23,524	61,979	102,040
Net proceeds from sales of businesses, property, plant and equipment, investments and other assets	8,387	4,294	5,057
Purchases of marketable equity securities	(5,000)	(6,162)	(40,518)
Investments in equity affiliates, cost method and other investments	(4,554)	(14,050)	(38,894)
Investments in certain businesses, net of cash acquired	(4,118)	(78,149)	(130,106)
Loan to related party	(2,000)	(30,000)	—
Other	4,343	2,560	1,039
Net Cash Used in Investing Activities	(62,330)	(152,975)	(184,066)
Cash Flows from Financing Activities
Common shares repurchased	(114,101)	(193,160)	(71,386)
Net (payments) borrowings under revolving credit facilities	(35,756)	(104,244)	3,000
Dividends paid	(30,347)	(30,953)	(30,712)
Repayments of borrowings	(29,026)	(121,744)	(14,484)
Principal payments of finance leases	(13,425)	(4,814)	(2,098)
Distributions paid to noncontrolling interests	(6,116)	(5,306)	(2,978)
Deferred payments of acquisitions	(5,390)	(5,328)	(5,731)
Purchase of noncontrolling interest	(1,985)	(4,988)	(1,200)
Issuance of borrowings	1,389	293,387	77,299
Issuance of noncontrolling interest	604	3,931	4,918
Net (repayments of) proceeds from vehicle floor plan payable	(416)	73,732	26,230
Proceeds from sale of noncontrolling interest	—	—	3,200
Other	(6,398)	(348)	(4,165)
Net Cash Used in Financing Activities	(240,967)	(99,835)	(18,107)
Effect of Currency Exchange Rate Change	(7,729)	4,394	(1,842)
Net Increase in Cash and Cash Equivalents and Restricted Cash	95,962	11,459	31,589
Cash and Cash Equivalents and Restricted Cash at Beginning of Year	201,891	190,432	158,843
Cash and Cash Equivalents and Restricted Cash at End of Year	$297,853	$201,891	$190,432
Supplemental Cash Flow Information
Cash paid during the year for:
Income taxes	$63,000	$39,000	$48,000
Interest	$69,000	$51,000	$37,000
See accompanying Notes to Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY

(in thousands)	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
As of December 31, 2021	$964	$19,036	$389,456	$7,126,761	$971,388	$(4,108,022)	$12,086	$4,411,669	$14,311
Net income for the year				70,434				70,434
Noncontrolling interest capital contributions							3,900	3,900	1,050
Acquisition of noncontrolling interest							512	512
Sale of equity in subsidiary			146				3,054	3,200
Net income attributable to noncontrolling interests				(3,384)			3,384	—
Acquisition of redeemable noncontrolling interest								—	2,164
Net loss attributable to redeemable noncontrolling interests				29				29	(29)
Change in redemption value of redeemable noncontrolling interests			(6,027)				247	(5,780)	6,281
Distribution to noncontrolling interests							(1,905)	(1,905)	(750)
Dividends paid on common stock				(30,712)				(30,712)
Repurchase of Class B common stock						(71,386)		(71,386)
Issuance of Class B common stock, net of restricted stock award forfeitures			(733)			1,074		341
Amortization of unearned stock compensation and stock option expense			7,596					7,596
Other comprehensive loss, net of income taxes					(635,237)			(635,237)
Purchase of redeemable noncontrolling interest								—	(1,200)
As of December 31, 2022	964	19,036	390,438	7,163,128	336,151	(4,178,334)	21,278	3,752,661	21,827
Net income for the year				211,704				211,704
Noncontrolling interest capital contributions							3,520	3,520
Purchase of equity from noncontrolling interest			(5,742)				754	(4,988)
Net income attributable to noncontrolling interests				(3,512)			3,512	—
Net income attributable to redeemable noncontrolling interests				(2,904)				(2,904)	2,904
Change in redemption value of redeemable noncontrolling interests			(15,441)				518	(14,923)	15,660
Distribution to noncontrolling interests							(3,451)	(3,451)	(1,241)
Dividends paid on common stock				(30,953)				(30,953)
Repurchase of Class B common stock						(195,002)		(195,002)
Issuance of Class B common stock, net of restricted stock award forfeitures			(4,110)			5,233		1,123
Amortization of unearned stock compensation and stock option expense			6,895					6,895
Other comprehensive income, net of income taxes					278,186			278,186
Purchase of redeemable noncontrolling interest								—	(14,965)
As of December 31, 2023	964	19,036	372,040	7,337,463	614,337	(4,368,103)	26,131	4,001,868	24,185
Net income for the year				732,610				732,610
Noncontrolling interest capital contributions							400	400
Net income attributable to noncontrolling interests				(4,799)			4,799	—
Net income attributable to redeemable noncontrolling interests				(3,177)				(3,177)	3,177
Change in redemption value of redeemable noncontrolling interests			(20,987)				1,493	(19,494)	21,176
Distribution to noncontrolling interests							(2,669)	(2,669)	(2,732)
Dividends paid on common stock				(30,347)				(30,347)
Repurchase of Class B common stock						(115,186)		(115,186)
Issuance of Class B common stock, net of restricted stock award forfeitures			(769)			460		(309)
Shares withheld related to net share settlement						(3,976)		(3,976)
Amortization of unearned stock compensation and stock option expense			6,635					6,635
Other comprehensive loss, net of income taxes					(279,540)			(279,540)
Purchase of redeemable noncontrolling interest								—	(1,985)
As of December 31, 2024	$964	$19,036	$356,919	$8,031,750	$334,797	$(4,486,805)	$30,154	$4,286,815	$43,821
See accompanying Notes to Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    ORGANIZATION AND NATURE OF OPERATIONS
Graham Holdings Company (the Company), is a diversified holding company whose operations include educational services, television broadcasting, manufacturing, healthcare, automotive dealerships and other businesses.
Through Kaplan, Inc. (Kaplan), the Company provides a wide variety of educational services to students, schools, colleges, universities and businesses, both domestically and outside the United States (U.S.). Kaplan’s educational services include academic preparation programs for international students; English-language programs; operations support services for pre-college, certificate, undergraduate and graduate programs; exam preparation for high school and graduate students and for professional certifications and licensures; career and academic advisement services to businesses; and a United Kingdom (U.K.) sixth-form college that prepares students for A-level examinations.
The Company’s television broadcasting segment owns and operates seven television broadcasting stations and provides social media management tools designed to connect newsrooms with their users.
The Company’s manufacturing companies include a supplier of pressure-treated wood, a manufacturer of electrical solutions, a manufacturer of lifting solutions, and a supplier of parts used in electric utilities and industrial systems.
The Company’s healthcare segment provides home health, hospice and palliative services; in-home specialty pharmacy infusion therapies; applied behavior analysis therapy; physician services for allergy, asthma and immunology patients; in-home aesthetics; and healthcare software-as-a-service technology.
The Company’s automotive business comprises eight dealerships and valet repair services.
The Company’s other businesses include restaurants; a custom framing company; a marketing solutions provider; a customer data and analytics software company; Slate and Foreign Policy magazines; a daily local news podcast and newsletter company; a company that provides a software-as-a-service platform that enables podcasters and media companies to monetize audio content through paid subscriptions, memberships, and audiobooks; an online art gallery and in-person art fair business; an online commerce platform featuring original art and designs on an array of consumer products; and an owner and operator of websites.
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
The Company measures certain assets—including goodwill; intangible assets; property, plant and equipment; lease right-of-use (ROU) assets; cost and equity-method investments—at fair value on a nonrecurring basis when they are deemed to be impaired. The fair value of these assets is determined with valuation techniques using the best information available and may include quoted market prices, market comparables and discounted cash flow models.
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
Vehicle inventory is based on the specific identification method. The cost of new and used vehicle inventories includes the cost of any equipment added, reconditioning and transportation. In certain instances, vehicle manufacturers provide incentives, which are reflected as a reduction in the carrying value of each vehicle purchased.

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
Goodwill and Other Intangible Assets. Goodwill is the excess of purchase price over the fair value of identified net assets of businesses acquired. The Company’s intangible assets with an indefinite life are principally from franchise agreements, trade names and trademarks and Federal Communications Commission (FCC) licenses. Amortized intangible assets are primarily student and customer relationships and trade names and trademarks, with amortization periods up to 10 years. Costs associated with renewing or extending intangible assets are insignificant and expensed as incurred.
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

Kaplan International. Kaplan International provides higher education, professional education, and test preparation services and materials to students primarily in the U.K., Singapore, and Australia. Some Kaplan International contracts consist of one performance obligation that is a combination of indistinct promises to the student, while other Kaplan International contracts include multiple performance obligations, as the promises in the contract are capable of being both distinct and distinct within the context of the contract. One Kaplan International business offers an option whereby students receive future services at a discount that is accounted for as a material right.
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
One Kaplan International business has a contract with a customer consisting of two performance obligations which consisted entirely of variable consideration at contract inception. The Company allocates revenue to each performance obligation based on the expected cost plus a margin. The margin was determined by a market assessment performed at contract inception. Revenue is recognized over time, using an input method, as the customer simultaneously benefits from the services as delivery occurs. The Company records a contract asset associated with this Kaplan International contract, as the right to revenue is dependent on something other than the passage of time.
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
Kaplan Supplemental Education. Supplemental Education offers test preparation services and materials to students, as well as professional training and exam preparation for professional certifications and licensures to students. Generally, Supplemental Education contracts consist of multiple performance obligations, as promises for these services are distinct within the context of the contract. The transaction price is stated in the contract and known at the time of contract inception, therefore no variable consideration exists. Revenue is allocated to each performance obligation based on its standalone selling price. Supplemental Education generally determines standalone selling prices based on the prices charged to students and professionals. Any discounts within the contract are allocated across all performance obligations unless observable evidence exists that the discount relates to a specific performance obligation in the contract.
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
Retransmission Revenue. Retransmission revenue represents compensation paid by cable, satellite and other multichannel video programming distributors (MVPDs) to retransmit GMG’s stations’ broadcasts in their designated market areas. The retransmission rights granted to MVPDs are accounted for as a license of functional intellectual property, as the retransmitted broadcast provides significant standalone functionality. As such, each retransmission contract with an MVPD includes one performance obligation for each station’s retransmission license. GMG recognizes revenue using the usage-based royalty method, in which revenue is recognized in the month the broadcast is retransmitted based on the number of MVPD subscribers and the applicable per-user rate identified in the retransmission contract. Payment is typically received in arrears within 60 days of revenue recognition.
Manufacturing Revenue. Manufacturing revenue consists primarily of product sales generated by four businesses: Hoover, Dekko, Joyce, and Forney. The Company has determined that each item ordered by the customer is a distinct performance obligation, as it has standalone value and is distinct within the context of the contract. For arrangements with multiple performance obligations, the Company initially allocates the transaction price to each obligation based on its standalone selling price, which is the retail price charged to customers. Any discounts within the contract are allocated across all performance obligations unless observable evidence exists that the discount relates to a specific performance obligation or obligations in the contract.
The Company sells some products and services with a right of return. This right of return constitutes variable consideration and is constrained from revenue recognition on a portfolio basis, using the expected value method until the refund period expires.
The Company recognizes revenue when or as control transfers to the customer. Some manufacturing revenue is recognized ratably over the manufacturing period, if the product created for the customer does not have an alternative use for the Company and the Company has an enforceable right to payment for performance completed to date. The determination of the method by which the Company measures its progress toward the satisfaction of its performance obligations requires judgment. The Company measures its progress for these products using the units delivered method, an output measure. These arrangements represented 21%, 19%, and 21% of the manufacturing revenue recognized for the years ended December 31, 2024, 2023 and 2022, respectively.
Other manufacturing revenue is recognized at the point in time when control transfers to the customer, generally when the products are shipped. Some customers have a bill-and-hold arrangement with the Company. Revenue for bill-and-hold arrangements is recognized when control transfers to the customer, even though the customer does not have physical possession of the goods. Control transfers when the bill-and-hold arrangement has been requested from the customer, the product is identified as belonging to the customer and is ready for physical transfer, and the product cannot be directed for use by anyone but the customer.
Payment terms and conditions vary by contract, although terms generally include a requirement of payment within 90 days of delivery.
The Company evaluated the terms of the warranties and guarantees offered by its manufacturing businesses and determined that these should not be accounted for as a separate performance obligation as a distinct service is not identified.
Healthcare Revenue. Healthcare revenue consists primarily of home health and hospice services; in-home specialty pharmacy infusion therapies at CSI Pharmacy Holding Company (CSI); applied behavior analysis therapy; physician services for allergy, asthma and immunology patients; in-home aesthetics; healthcare software-as-a-service technology; and management services related to equity affiliates.
Home Health and Hospice Revenue. The Company contracts with patients to provide home health or hospice services. Payment is typically received from third-party payors such as Medicare, Medicaid, and private insurers. The payor is a third party to the contract that stipulates the transaction price of the contract. The Company identifies the patient as the party who benefits from its healthcare services and as such, the patient is its customer.
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
Hospice services contracts generally have one performance obligation to provide healthcare services to patients. The transaction price reflects the amount of revenue the Company expects to receive in exchange for providing these services. As the transaction price for healthcare services is known at the time of contract inception, no variable consideration exists. Hospice service revenue is recognized ratably over the period of care. The Company generally uses the time-elapsed method, an input measure, as it best depicts the simultaneous delivery and consumption of healthcare services. Payment is received from third-party payors for hospice services within 60 days after a claim is filed, or in some cases in two installments, one during the contract and one after the services have been provided. Medicare is the most common third-party payor.
Specialty Pharmacy Revenue. CSI contracts with patients to provide specialty pharmacy infusion and other therapies. Payment is typically received from third-party payors such as private insurers and Medicare. The payor is a third party to the contract that stipulates the transaction price of the contract. The Company identifies the customer as the party who benefits from its therapies and as such, the patient is the customer.
Specialty pharmacy contracts generally have one performance obligation to deliver the prescribed infusion therapy to the patient’s location and, in some cases, another performance obligation for nursing services to administer the infusion. The transaction price is the total amount CSI expects to receive from a payor as result of fulfilling its performance obligation. Revenue is recognized at the point in time the infusion therapy is delivered to the patient; revenue related to the nursing services is recognized as the services are provided.
Applied Behavior Analysis Revenue. Applied behavior analysis revenue at Surpass is recognized as services are provided to the customer. Payments are generally received in arrears, from customers as well as third-party payors.
Physician Services Revenue. Physician services revenue at Impact Medical consists of revenue from physician and nurse visits as well as revenue related to allergy and immunology treatments. Each treatment is a separate performance obligation and revenue is recognized as the performance obligation is satisfied.
In-home Aesthetics Revenue. In-home aesthetics revenue at Skin Clique primarily represents treatments provided to a customer by a Skin Clique representative. Revenue is recognized as the service is being provided.
Healthcare Software-as-a-service Revenue. Software-as-a-service revenue at Clarus is recognized ratably over the subscription period.
Management Services Revenue. The Company accounts for the management services provided to each of its affiliates as one performance obligation and recognizes revenue over time as the services are delivered. The Company uses the right to invoice practical expedient, an output method, as the Company’s right to revenue corresponds directly with the value delivered to the affiliate. As a result of the election to use the right to invoice practical expedient, the Company does not determine the transaction price or allocate any variable consideration at contract inception. Rather, the Company recognizes revenue commensurate with the amount to which it has the right to invoice the affiliate, which is based on contractually identified percentages. Payment is received monthly in arrears.
Automotive Revenue. The automotive subsidiary generates revenue primarily through the sale of new and used vehicles; the arrangement of vehicle financing, insurance and other service contracts (F&I revenue); and the performance of vehicle repair and maintenance services.
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
Code3 recognizes revenue, net of media acquisition costs, over time as media management services are delivered to the customer. Generally, Code3 recognizes revenue using the right to invoice practical expedient, an output method, as Code3’s right to revenue corresponds directly with the value delivered to its customer. As a result of the election to use the right to invoice practical expedient, Code3 does not determine the transaction price or allocate any variable consideration at contract inception. Rather, Code3 recognizes revenue commensurate with the amount to which it has the right to invoice the customer, which is a function of the cost of social media placement plus a management fee, less any applicable discounts. Payment is typically received within 100 days of revenue recognition.
Code3 evaluates whether it is the principal (i.e., presents revenue on a gross basis) or agent (i.e., presents revenue on a net basis) in its contracts. Code3 presents revenue for media management services, net of media acquisition costs, as an agent, as Code3 does not control the media before placement on social media platforms.
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
Saatchi Art Revenue. Commissions revenue is primarily derived through the sale of artwork through Saatchi’s online art gallery or in-person art fairs. Each individual art piece ordered is generally accounted for as an individual performance obligation. Revenue is recognized net of artist fees when control of the promised good is transferred to the customer.
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

Costs to Obtain a Contract. The Company incurs costs to obtain a contract that are both incremental and expected to be recovered, as the costs would not have been incurred if the contract was not obtained and the revenue from the contract exceeds the associated cost. The revenue guidance provides a practical expedient to expense sales commissions as incurred in instances where the amortization period is one year or less. The amortization period is defined in the guidance as the contract term, inclusive of any expected contract renewal periods. The Company has elected to apply this practical expedient to all contracts except for third-party contracts in its international education division. In the international education division, costs to obtain a contract are amortized over the applicable amortization period except for cases in which commissions paid on initial contracts and renewals are commensurate. The Company amortizes these costs to obtain a contract on a straight-line basis over the amortization period. These expenses are included as cost of services or products in the Company’s Consolidated Statements of Operations.
Leases. The Company has operating leases for substantially all of its educational facilities, corporate offices and other facilities used in conducting its business, as well as certain equipment. The Company determines if an arrangement is a lease at inception. Operating leases are included in lease ROU assets, current portion of lease liabilities, and lease liabilities on the Company’s Consolidated Balance Sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. ROU assets also include any initial direct costs, prepaid lease payments and lease incentives received, when applicable. As most of the Company’s leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The Company used the incremental borrowing rate on December 31, 2018 for operating leases that commenced prior to that date.
The Company’s lease terms may include options to extend or terminate the lease by one to 10 years or more when it is reasonably certain that the option will be exercised. Leases with a term of 12 months or less are not recorded on the balance sheet; however, lease expense for these leases is recognized on a straight-line basis. The Company has elected the practical expedient to not separate lease components from nonlease components. As such, lease expense includes these nonlease components, when applicable. Fixed lease expense is recognized on a straight-line basis over the lease term. Variable lease expense is recognized when incurred. The Company’s lease agreements do not contain any significant residual value guarantees or restrictive covenants. In some instances, the Company subleases its leased real estate facilities to third parties. The Company has several restaurant leases with an entity affiliated with some of CRG’s senior managers and some automotive leases with an entity affiliated with automotive’s minority shareholder.
Finance leases are included in property, plant and equipment, net, accounts payable and accrued liabilities and other liabilities on the Company’s Consolidated Balance Sheets. The Company primarily has finance leases for its vehicle fleet at the healthcare subsidiary and service loaner vehicles at the automotive subsidiary. Service loaner vehicles are generally purchased from the lessor within six months of contract commencement and upon purchase, the vehicles are placed into used vehicle inventory at cost. As of December 31, 2024 and 2023, the Company had $10.5 million and $10.9 million, respectively, in net, property, plant and equipment and current finance lease liabilities related to service loaner vehicles at the automotive subsidiary.
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
Mandatorily Redeemable Noncontrolling Interest.  The mandatorily redeemable noncontrolling interest represents the ownership portion of a group of minority shareholders, consisting of a group of senior managers of the healthcare business, in subsidiaries of Graham Healthcare Group (GHG). The Company established GHC One LLC (GHC One) and GHC Two LLC (GHC Two) as vehicles to invest in a portfolio of healthcare businesses together with the group of senior managers of GHG. As the holder of preferred units, the Company is obligated to contribute 95% of the capital required for the acquisition of portfolio investments with the remaining 5% of the capital coming from the group of senior managers. The operating agreements of GHC One and GHC Two require the dissolution of the entities on March 31, 2026, and March 31, 2029, respectively, at which time the net assets will be distributed to its members. As a preferred unit holder, the Company will receive an amount up to its contributed capital plus a preferred annual return of 8% (guaranteed return) after the group of senior managers has received the redemption of their 5% interest in net assets (manager return). All distributions in excess of the manager and guaranteed return will be paid to common unit holders, which currently comprise the group of senior managers of GHG. The Company may convert its preferred units to common units at any time after which it will receive 80% of all distributions in excess of the manager return, with the remaining 20% of excess distributions going to the group of senior managers as holders of the other common units. The mandatorily redeemable noncontrolling interest is reported as a noncurrent liability at December 31, 2024 and 2023 in the Consolidated Balance Sheets. The Company presents this liability at fair value, which is computed quarterly at the current redemption value. Changes in the redemption value are recorded as interest expense or income in the Company’s Consolidated Statement of Operations.

Redeemable Noncontrolling Interest.  The Company’s redeemable noncontrolling interest represents the noncontrolling interest in CSI, which is 87.5% owned; Framebridge, which is 93.4% owned; Impact Medical, which is 50.1% owned; and Skin Clique, which is 51% owned.
CSI’s minority shareholders may put up to 50% of their shares to the Company. The first put period began in 2022. A second put period for another tranche of shares began in 2024. In December 2024, the Company acquired some of the minority-owned shares of CSI for a total estimated amount of $2.0 million. Prior to the redemption, the Company owned 86.7% of CSI. In December 2023, the Company acquired some of the minority-owned shares of CSI for a total amount of $20.0 million. Prior to the redemption, the Company owned 76.5% of CSI. In November 2022, a CSI minority shareholder put some shares to the Company, which had a redemption value of $1.2 million. Prior to the redemption, the Company owned 75% of CSI. The minority shareholder of Framebridge has an option to put 20% of the shares to the Company annually starting in 2024. The minority shareholder of Impact Medical has an option to put 10% of the shares to the Company annually starting in 2026 and may put all of the shares starting in 2033. The minority shareholders of Skin Clique have the option to put all or a portion of their shares to the Company starting in 2029 and ending in 2032. The Company presents the redeemable noncontrolling interests at the greater of its carrying amount or redemption value at the end of each reporting period in the Consolidated Balance Sheets. Changes in the redemption value are recorded as capital in excess of par value in the Company’s Consolidated Balance Sheets.
Comprehensive Income. Comprehensive income consists of net income, foreign currency translation adjustments, net changes in cash flow hedges, and pension and other postretirement plan adjustments.
Recently Adopted and Issued Accounting Pronouncements. In November 2023, the Financial Accounting Standards Board (FASB) issued new guidance that requires enhanced disclosures related to reportable segments that includes, among other disclosures, identifying significant segment expenses on an annual and interim basis. The standard was adopted by the Company in the fourth quarter of 2024 and was applied retrospectively to all prior periods presented in the Consolidated Financial Statements.
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
In November 2024, the FASB issued new guidance that requires disclosures about certain significant expense categories including inventory purchases, employee compensation, depreciation, amortization, and selling expenses. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on the disclosures within its Consolidated Financial Statements.
Other new accounting pronouncements issued but not effective until after December 31, 2024, are not expected to have a material impact on the Company’s Consolidated Financial Statements.
3.    ACQUISITIONS AND DISPOSITIONS OF BUSINESSES
Acquisitions. During 2024, the Company acquired two small businesses. The assets and liabilities of the companies acquired were recorded at their estimated fair values at the date of acquisition.
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
In July 2022, GHG acquired a 100% interest in a multi-state provider of Applied Behavior Analysis (ABA) clinics, now known as Surpass Behavioral Health. The acquisition is expected to expand the product offerings of the healthcare division and is included in healthcare.
In August 2022, GHG acquired two small businesses which are included in healthcare.
Acquisition-related costs for acquisitions that closed during 2023 and 2022 were $1.2 million and $1.7 million, respectively, and were expensed as incurred. The aggregate purchase price of these acquisitions was allocated as follows, based on acquisition date fair values to the following assets and liabilities:

	Purchase Price Allocation
	Year Ended December 31
(in thousands)	2023	2022
Accounts receivable	$68	$3,172
Inventory	5,224	21,278
Property, plant and equipment	29,859	36,255
Lease right-of-use assets	—	4,773
Goodwill	45,968	53,946
Indefinite-lived intangible assets	6,300	41,800
Amortized intangible assets	235	1,200
Other assets	4	404
Deferred income taxes	—	2,535
Floor plan payables	(2,215)	(10,908)
Other liabilities	(935)	(3,798)
Current and noncurrent lease liabilities	(1,184)	(5,865)
Redeemable noncontrolling interest	—	(2,164)
Noncontrolling interest	—	(512)
Aggregate purchase price, net of cash acquired	$83,324	$142,116
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill recorded due to these acquisitions is attributable to the assembled workforces of the acquired companies and expected synergies. The Company expects to deduct $45.0 million and $39.7 million of goodwill for income tax purposes for the acquisitions completed in 2023 and 2022, respectively.
The acquired companies were consolidated into the Company’s financial statements starting on their respective acquisition dates. The following unaudited pro forma financial information includes the 2023 acquisitions as if they occurred at the beginning of 2022 and the 2022 acquisitions as if they had occurred at the beginning of 2021:

	Year Ended December 31
(in thousands)	2023	2022
Operating revenues	$4,529,817	$4,252,847
Net income	218,205	87,571
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
Disposition of Businesses. In June and September 2024, WGB completed the sales of small businesses, which were included in other businesses. In July 2024, Kaplan completed the sale of a small business, Red Marker, which was included in Kaplan International (see Note 16).
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
Other Transactions. In December 2024, the Company acquired some of the minority-owned shares of CSI for a total estimated amount of $2.0 million. The Company will pay cash of $0.6 million and has entered into a promissory note with the minority owner for the remaining $1.4 million at an interest rate of 5.5% per annum. The note is included in other indebtedness (see Note 11) and is due and payable on January 31, 2026. Following the redemption, the Company owns 87.5% of CSI.
In December 2023, the Company acquired some of the minority-owned shares of CSI for a total amount of $20.0 million. The Company paid cash of $5.0 million and entered into a promissory note with the minority owners for the remaining $15.0 million at an interest rate of 8% per annum. The note is included in other indebtedness (see Note 11) and payable in quarterly installments with the final payment due by January 1, 2027. Following the redemption, the Company owned 86.7% of CSI.
In November 2022, a CSI minority shareholder put some shares to the Company, which had a redemption value of $1.2 million. Following the redemption, the Company owned 76.5% of CSI.
As of December 31, 2024, the Company holds a controlling financial interest in GHC One and GHC Two and therefore includes the assets, liabilities, results of operations and cash flows in its consolidated financial statements. GHC One acquired CSI and Clarus during 2019. GHC Two acquired Impact Medical during 2021 and Skin Clique and Surpass in 2022. The Company accounts for the minority ownership of the group of senior managers in GHC One and GHC Two as a mandatorily redeemable noncontrolling interest (see Note 2 and 12).
Subsequent Event. On February 25, 2025, the Company and a group of minority shareholders entered into an agreement to settle a significant portion of the mandatorily redeemable noncontrolling interest related to GHC One, including CSI, for a total of $205 million, which consists of approximately $186.25 million in cash and $18.75 million in Graham Holdings Company Class B common stock.
The settlement agreement resulted in a $66.2 million increase to the mandatorily redeemable noncontrolling interest obligation, which the Company will record as interest expense in the first quarter of 2025. The transaction, which materialized subsequent to year-end, closed on February 25, 2025; the remaining mandatorily redeemable noncontrolling interest obligation related to GHC One and GHC Two was $20.7 million at December 31, 2024.
4.    INVESTMENTS
Money Market Investments. As of December 31, 2024 and 2023, the Company had money market investments of $3.9 million and $5.6 million, respectively, that are classified as cash and cash equivalents in the Company’s Consolidated Balance Sheets.
Investments in Marketable Equity Securities. Investments in marketable equity securities consist of the following:

	As of December 31
(in thousands)	2024	2023
Total cost	$227,153	$225,971
Gross unrealized gains	627,760	464,182
Gross unrealized losses	(2,479)	—
Total Fair Value	$852,434	$690,153

At December 31, 2024 and 2023, the Company owned 55,430 shares in Markel Group Inc. (Markel) valued at $95.7 million and $78.7 million, respectively. The Chief Executive Officer of Markel, Mr. Thomas S. Gayner, is a member of the Company’s Board of Directors. As of December 31, 2024, the Company owned 422 Class A and 482,945 Class B shares in Berkshire Hathaway valued at $506.3 million, which exceeded 5% of the Company’s total assets.
The Company purchased $5.0 million, $4.6 million, and $42.1 million, of which $1.5 million was settled in January 2023, of marketable equity securities during 2024, 2023 and 2022, respectively.
During 2024, 2023 and 2022, the gross cumulative realized net gains from the sales of marketable equity securities were $20.2 million, $13.0 million and $58.1 million, respectively. The total proceeds from such sales were $23.5 million, $62.0 million and $102.0 million, respectively.
The net gain (loss) on marketable equity securities comprised the following:

	Year Ended December 31
(in thousands)	2024	2023	2022
Gain (loss) on marketable equity securities, net	$181,295	$138,067	$(139,589)
Less: Net (gains) losses in earnings from marketable equity securities sold and donated	(6,010)	(5,475)	27,786
Net unrealized gains (losses) in earnings from marketable equity securities still held at the end of the year	$175,285	$132,592	$(111,803)
Investments in Affiliates. As of December 31, 2024, the Company’s healthcare subsidiary held investments in several affiliates that GHG actively manages; GHG held a 40% interest in each of the following affiliates: Residential Home Health Illinois, Residential Hospice Illinois, Mary Free Bed at Home, and Allegheny Health Network (AHN) Healthcare at Home. During the first quarter of 2022, GHG invested an additional $18.5 million in the Residential Home Health Illinois and Residential Hospice Illinois affiliates to fund their acquisition of certain home health and hospice assets of the NorthShore University HealthSystem. The transaction diluted GHG’s interest in Residential Hospice Illinois resulting in a $0.6 million gain on sale of investment in affiliate (see Note 16). For the years ended December 31, 2024, 2023 and 2022, GHG recorded $17.5 million, $15.6 million and $13.9 million, respectively, in revenue for services provided to its affiliates.
As of December 31, 2024, the Company held an approximate 18% interest in Intersection Holdings, LLC (Intersection), and accounts for its investment under the equity method. The Company holds two of the 10 seats of Intersection’s governing board, which allows the Company to exercise significant influence over Intersection. In April 2023, the Company loaned Intersection $30.0 million, which is repayable over five years at an interest rate of 9% per annum. The outstanding balance on this loan was $25.7 million as of December 31, 2024. The loan is repayable by May 2028.
As of December 31, 2024, the Company held a 50.4% interest in N2K Networks on a fully diluted basis, and accounts for its investment under the equity method. The Company holds two of the five seats of N2K Networks’ governing board with the other shareholders retaining substantive participation rights to control the financial and operating decisions of N2K Networks through their representation on the board. In May 2024, the Company entered into a convertible promissory note agreement to loan N2K Networks $2.0 million. The convertible promissory note bears interest at a rate of 12% per annum and, subject to conversion provisions, all unpaid interest and principal are due by May 2027. In the third quarter of 2024, the Company recorded an impairment charge of $14.4 million on its investment in N2K Networks as a result of the investee exiting a significant product offering following losses incurred in the current and prior year.
In June 2023, the Company entered into an agreement to merge the Pinna business with Realm in return for an additional noncontrolling financial interest in Realm. The Company held an equity interest in Realm prior to the merger transaction, which was accounted for under the equity method. Following the merger transaction, the Company’s convertible note in Realm was converted into equity and the Company also made an additional investment in Realm. As of December 31, 2024, the Company held a 41.4% interest in Realm on a fully diluted basis, and continues to account for its investment under the equity method.
The Company had $38.0 million and $36.9 million in its investment account that represents cumulative undistributed income in its investments in affiliates as of December 31, 2024 and 2023, respectively.
Additionally, Kaplan International Holdings Limited (KIHL) held a 45% interest in a joint venture formed with University of York. KIHL loaned the joint venture £22 million, which is repayable over 25 years at an interest rate of 7% and guaranteed by the University of York. The outstanding balance on this loan was £19.3 million as of December 31, 2024. The loan is repayable by December 2041.
Cost Method Investments. The Company held investments without readily determinable fair values in a number of equity securities that are accounted for as cost method investments, which are recorded at cost, less impairment, and adjusted for observable price changes for identical or similar investments of the same issuer. The carrying value of these investments was $74.8 million and $74.0 million as of December 31, 2024 and 2023, respectively. During the year ended December 31, 2024, the Company recorded losses of $1.7 million to those equity securities based on observable transactions. During the years ended December 31, 2024, 2023 and 2022, the Company recorded gains of $0.2 million, $3.1 million and $6.9 million, respectively, to those equity securities based on observable transactions. For the years ended December 31, 2024, 2023 and 2022, the Company recorded impairment losses of $0.7 million, $0.5 million and $1.3 million, respectively, to those securities.
5.    ACCOUNTS RECEIVABLE, ACCOUNTS PAYABLE, VEHICLE FLOOR PLAN PAYABLE AND ACCRUED LIABILITIES
Accounts receivable consist of the following:

	As of December 31
(in thousands)	2024	2023
Receivables from contracts with customers, less estimated credit losses of $23,719 and $24,667	$477,827	$496,172
Other receivables	36,599	28,915
	$514,426	$525,087
The changes in estimated credit losses were as follows:

(in thousands)	Balance at Beginning of Period	Additions – Charged to Costs and Expenses	Deductions	Balance at End of Period
2024	$24,667	$3,591	$(4,539)	$23,719
2023	21,387	6,045	(2,765)	24,667
2022	21,836	2,958	(3,407)	21,387
Accounts payable, vehicle floor plan payable and accrued liabilities consist of the following:

	As of December 31
(in thousands)	2024	2023
Accounts payable	$160,384	$154,484
Vehicle floor plan payable	147,884	148,300
Accrued compensation and related benefits	172,915	154,580
Other accrued liabilities	231,322	237,157
	$712,505	$694,521
Cash overdrafts of $0.5 million are included in accounts payable at December 31, 2023.
The Company finances new, used and service loaner vehicle inventory through standardized floor plan facilities with Truist Bank and Toyota Motor Credit Corporation (Truist and Toyota floor plan facility) and Ford Motor Credit Company (Ford floor plan facility). On September 26, 2023, the Company entered into a credit agreement with Truist Bank (see Note 11) to, among other things, establish a new revolving floor plan credit facility with an aggregate capacity of $115.0 million. The Truist and Toyota floor plan facility bears interest at variable rates that are based on Secured Overnight Financing Rate (SOFR) plus 1.25% per annum. In connection with the establishment of the Truist and Toyota floor plan facility, the previous Truist floor plan facility, dated July 5, 2022, was repaid and terminated. At December 31, 2024, the floor plan facilities bore interest at variable rates that are based on SOFR and prime-based interest rates. The weighted average interest rate for the floor plan facilities was 6.7%, 6.2% and 3.2% for the years ended December 31, 2024, 2023 and 2022, respectively. The Company incurred floor plan interest expense of $11.5 million, $6.6 million and $1.6 million during 2024, 2023 and 2022, respectively, which is included in interest expense in the Consolidated Statements of Operations. Changes in the vehicle floor plan payable are reported as cash flows from financing activities in the Consolidated Statements of Cash Flows.
The floor plan facilities are collateralized by vehicle inventory and other assets of the relevant dealership subsidiary, and contain a number of covenants, including, among others, covenants restricting the dealership subsidiary with respect to the creation of liens and changes in ownership, officers and key management personnel. The Company was in compliance with all of these restrictive covenants as of December 31, 2024.
The floor plan interest expense related to the vehicle floor plan arrangements is offset by amounts received from manufacturers in the form of floor plan assistance capitalized in inventory and recorded against cost of goods sold in the Consolidated Statements of Operations when the associated inventory is sold. For the years ended December 31, 2024, 2023 and 2022, the Company recognized a reduction in cost of goods sold of $9.3 million, $6.7 million and $4.6 million, respectively, related to manufacturer floor plan assistance.

Activity related to floor plan facilities associated with new vehicles is as follows:

(in thousands)	2024	2023
Obligations outstanding at the beginning of the year	$128,929	$69,190
Additions	733,304	646,083
Settlements	(728,782)	(586,344)
Obligations outstanding at the end of the year	$133,451	$128,929
6.    INVENTORIES AND CONTRACTS IN PROGRESS
Inventories and contracts in progress consist of the following:

	As of December 31
(in thousands)	2024	2023
Raw materials	$46,058	$63,884
Work-in-process	12,685	15,387
Finished goods	234,344	215,283
Contracts in progress	2,721	2,657
	$295,808	$297,211
7.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

	As of December 31
(in thousands)	2024	2023
Land	$100,274	$98,332
Buildings	248,978	238,776
Machinery, equipment and fixtures	533,781	521,773
Leasehold improvements	185,674	225,004
Construction in progress	30,864	36,217
	1,099,571	1,120,102
Less: accumulated depreciation	(550,207)	(559,788)
	$549,364	$560,314
Depreciation expense was $87.0 million, $86.1 million, and $73.3 million in 2024, 2023 and 2022, respectively.
The Company recorded property, plant and equipment impairment charges of $0.3 million in 2023. The Company estimated the fair value of the property, plant and equipment using income and market approaches.
8.    LEASES
Operating Leases. The components of operating lease expense were as follows:

	Year Ended December 31
(in thousands)	2024	2023	2022
Operating lease cost	$87,204	$89,994	$91,613
Short-term and month-to-month lease cost	47,048	44,457	30,754
Variable lease cost	20,410	23,080	21,265
Sublease income	(9,135)	(16,035)	(14,734)
Total net lease cost	$145,527	$141,496	$128,898
The Company recorded impairment charges of $0.6 million and $0.8 million in 2024 and 2023, respectively. The Company estimated the fair value of the ROU assets using an income approach.

Supplemental information related to operating leases was as follows:

	Year Ended December 31
(in thousands)	2024	2023	2022
Cash Flow Information:
Operating cash flows from operating leases (payments)	$86,210	$94,630	$100,207
Right-of-use assets obtained in exchange for new operating lease liabilities (noncash)	55,283	38,967	81,838

		As of December 31
		2024	2023
Balance Sheet Information:
Lease right-of-use assets		$388,419	$409,183

Current lease liabilities		$58,239	$64,247
Noncurrent lease liabilities		362,885	376,677
Total lease liabilities		$421,124	$440,924

Weighted average remaining lease term (years)	10.4	10.6
Weighted average discount rate	5.4%	5.2%
At December 31, 2024, maturities of operating lease liabilities were as follows:

(in thousands)	December 31, 2024
2025	$73,339
2026	72,629
2027	64,432
2028	53,599
2029	47,271
Thereafter	256,558
Total payments	567,828
Less: Imputed interest	(146,704)
Total	$421,124
As of December 31, 2024, the Company has entered into operating leases, including restaurant and other facilities, that have not yet commenced and have minimum lease payments of $14.0 million. These operating leases will commence in fiscal year 2025 with contractual lease terms of 5 to 21 years.
Finance Leases. The components of financing lease expense were as follows:

	Year Ended December 31
(in thousands)	2024	2023	2022
Finance lease cost:
Amortization of right-of-use assets	$8,431	$5,687	$2,351
Interest on lease liabilities	1,456	989	317
Finance lease cost	9,887	6,676	2,668
Variable lease cost	216	133	85
Total net lease cost	$10,103	$6,809	$2,753

Supplemental information related to finance leases was as follows:

	Year Ended December 31
(in thousands)	2024	2023	2022
Cash Flow Information:
Operating cash flows from finance leases	$1,456	$989	$317
Financing cash flows from finance leases (payments)	13,425	10,376	6,237
Right-of-use assets obtained in exchange for new finance lease liabilities (noncash)	12,569	20,265	9,182

		As of December 31
		2024	2023
Balance Sheet Information:
Property, plant and equipment, net		$21,716	$22,831

Current lease liabilities		$18,028	$17,357
Noncurrent lease liabilities		5,049	6,571
Total lease liabilities		$23,077	$23,928

Weighted average remaining lease term (years)	1.5	1.8
Weighted average discount rate	6.8%	6.3%
At December 31, 2024, maturities of finance lease liabilities were as follows:

(in thousands)	December 31, 2024
2025	$18,511
2026	3,966
2027	1,242
2028	18
2029	3
Total payments	23,740
Less: Imputed interest	(663)
Total	$23,077
9.    GOODWILL AND OTHER INTANGIBLE ASSETS
In the fourth quarter of 2024, as a result of reduced enrollments at Mander Portman Woodward (MPW), due partly to the recent U.K. government elimination of the Value Added Tax (VAT) exemption on private school tuition, the Company recorded an intangible asset impairment charge of $22.9 million. The Company estimated the fair value of this indefinite-lived intangible asset by utilizing a discounted cash flow model. The carrying value of the indefinite-lived intangible asset exceeded its estimated fair value, resulting in an intangible asset impairment charge for the amount by which the carrying value exceeded its estimated fair value. MPW is included in Kaplan International.
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
Amortization of intangible assets for the years ended December 31, 2024, 2023 and 2022, was $37.1 million, $50.0 million and $58.9 million, respectively. Amortization of intangible assets is estimated to be approximately $28 million in 2025, $20 million in 2026, $5 million in 2027, $2 million in 2028 and $2 million in 2029.
The changes in the carrying amount of goodwill, by segment, were as follows:

(in thousands)	Education	Television Broadcasting	Manufacturing	Healthcare	Automotive	Other Businesses	Total
As of December 31, 2022
Goodwill	$1,145,502	$190,815	$234,993	$135,870	$84,697	$251,216	$2,043,093
Accumulated impairment losses	(331,151)	—	(34,302)	—	—	(116,687)	(482,140)
	814,351	190,815	200,691	135,870	84,697	134,529	1,560,953
Measurement period adjustment	—	—	—	(2,217)	—	—	(2,217)
Acquisitions	—	—	—	1,385	44,583	—	45,968
Impairment	—	—	(47,760)	—	—	(50,239)	(97,999)
Foreign currency exchange rate changes	18,489	—	—	—	—	—	18,489
As of December 31, 2023
Goodwill	1,163,991	190,815	234,993	135,038	129,280	251,216	2,105,333
Accumulated impairment losses	(331,151)	—	(82,062)	—	—	(166,926)	(580,139)
	832,840	190,815	152,931	135,038	129,280	84,290	1,525,194
Acquisitions	4,300	—	—	—	—	—	4,300
Impairment	—	—	—	—	—	(7,502)	(7,502)
Dispositions	(1,684)	—	—	—	—	—	(1,684)
Foreign currency exchange rate changes	(20,272)	—	—	—	—	—	(20,272)
As of December 31, 2024
Goodwill	1,146,335	190,815	234,993	135,038	129,280	251,216	2,087,677
Accumulated impairment losses	(331,151)	—	(82,062)	—	—	(174,428)	(587,641)
	$815,184	$190,815	$152,931	$135,038	$129,280	$76,788	$1,500,036

The changes in carrying amount of goodwill at the Company’s education division were as follows:

(in thousands)	Kaplan International	Higher Education	Supplemental Education	Total
As of December 31, 2022
Goodwill	$579,561	$174,564	$391,377	$1,145,502
Accumulated impairment losses	—	(111,324)	(219,827)	(331,151)
	579,561	63,240	171,550	814,351
Foreign currency exchange rate changes	18,439	—	50	18,489
As of December 31, 2023
Goodwill	598,000	174,564	391,427	1,163,991
Accumulated impairment losses	—	(111,324)	(219,827)	(331,151)
	598,000	63,240	171,600	832,840
Acquisitions	4,300	—	—	4,300
Dispositions	(1,684)	—	—	(1,684)
Foreign currency exchange rate changes	(20,121)	—	(151)	(20,272)
As of December 31, 2024
Goodwill	580,495	174,564	391,276	1,146,335
Accumulated impairment losses	—	(111,324)	(219,827)	(331,151)
	$580,495	$63,240	$171,449	$815,184
Other intangible assets consist of the following:

		As of December 31, 2024			As of December 31, 2023
(in thousands)	Useful Life Range	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Student and customer relationships	2–10 years	$281,140	$252,969	$28,171	$283,098	$236,776	$46,322
Trade names and trademarks	2–10 years (1)	116,081	94,408	21,673	143,389	90,558	52,831
Network affiliation agreements	10 years	17,400	13,848	3,552	17,400	13,348	4,052
Databases and technology	3–6 years	33,290	33,290	—	36,538	35,712	826
Other	1–8 years	41,514	38,214	3,300	41,327	33,164	8,163
		$489,425	$432,729	$56,696	$521,752	$409,558	$112,194
Indefinite-Lived Intangible Assets
Franchise agreements		$92,158			$92,158
Trade names and trademarks		60,994			84,533
FCC licenses		11,000			11,000
Other		171			171
		$164,323			$187,862
___________

(1)	As of December 31, 2023, the trade names and trademarks’ maximum useful life was 15 years.
10.    INCOME TAXES
Income before income taxes consists of the following:

	Year Ended December 31
(in thousands)	2024	2023	2022
U.S.	$950,675	$219,240	$69,499
Non-U.S.	74,035	79,764	52,235
	$1,024,710	$299,004	$121,734

The provision for income taxes consists of the following:

(in thousands)	Current	Deferred	Total
Year Ended December 31, 2024
U.S. Federal	$37,783	$170,380	$208,163
State and Local	7,142	52,928	60,070
Non-U.S.	19,775	4,092	23,867
	$64,700	$227,400	$292,100
Year Ended December 31, 2023
U.S. Federal	$19,752	$36,640	$56,392
State and Local	5,886	10,044	15,930
Non-U.S.	17,897	(2,919)	14,978
	$43,535	$43,765	$87,300
Year Ended December 31, 2022
U.S. Federal	$37,525	$(6,180)	$31,345
State and Local	5,676	2,513	8,189
Non-U.S.	11,943	(177)	11,766
	$55,144	$(3,844)	$51,300
The provision for income taxes differs from the amount of income tax determined by applying the U.S. Federal statutory rate of 21% to the income before taxes as a result of the following:

	Year Ended December 31
(in thousands)	2024	2023	2022
U.S. Federal taxes at statutory rate (see above)	$215,189	$62,791	$25,564
State and local taxes, net of U.S. Federal tax	40,987	7,477	(331)
Valuation allowances against state tax benefits, net of U.S. Federal tax	6,468	5,107	6,800
Valuation allowances against other non-U.S. income tax benefits	3,606	(3,370)	263
Goodwill impairments	1,148	10,864	15,628
Mandatorily redeemable noncontrolling interest	20,189	1,612	2,638
Other, net	4,513	2,819	738
Provision for Income Taxes	$292,100	$87,300	$51,300

Deferred income taxes consist of the following:

	As of December 31
(in thousands)	2024	2023
Employee benefit obligations	$52,145	$51,666
Accounts receivable	3,589	4,160
State income tax loss carryforwards	67,703	64,381
State income tax credit carryforwards	131	328
U.S. Federal income tax loss carryforwards	52,557	58,424
U.S. Federal foreign income tax credit carryforwards	545	1,100
Non-U.S. income tax loss carryforwards	16,438	23,850
Non-U.S. capital loss carryforwards	5,990	3,069
Leases	61,497	57,564
Other	41,138	10,705
Deferred Tax Assets	301,733	275,247
Valuation allowances	(74,793)	(66,298)
Deferred Tax Assets, Net	226,940	208,949
Prepaid pension cost	642,589	540,937
Unrealized gain on marketable equity securities	157,717	116,396
Goodwill and other intangible assets	60,652	69,358
Property, plant and equipment	12,476	21,612
Leases	53,380	48,230
Non-U.S. withholding tax	2,800	1,962
Other	27,678	—
Deferred Tax Liabilities	957,292	798,495
Deferred Income Tax Liabilities, Net	$730,352	$589,546
The Company has $1,163.4 million of state income tax net operating loss carryforwards available to offset future state taxable income as of December 31, 2024. State income tax loss carryforwards, if unutilized, will start to expire approximately as follows:

(in millions)
2025	$18.1
2026	13.4
2027	16.4
2028	23.9
2029	31.0
2030 and after	1,060.6
Total	$1,163.4
The Company has recorded $67.7 million in deferred state income tax assets, net of U.S. Federal income tax, with respect to these state income tax loss carryforwards as of December 31, 2024. The Company has established $49.9 million in valuation allowances against these deferred state income tax assets, since the Company has determined that it is more likely than not that some of these state income tax losses may not be fully utilized in the future to reduce state taxable income.
The Company has $250.3 million of U.S. Federal income tax loss carryforwards obtained as a result of prior stock acquisitions as of December 31, 2024. U.S. Federal income tax loss carryforwards are expected to be fully utilized as follows:

(in millions)
2025	$25.2
2026	14.0
2027	6.4
2028	6.3
2029	6.3
2030 and after	192.1
Total	$250.3
The Company has established $52.6 million in U.S. Federal deferred tax assets with respect to these U.S. Federal income tax loss carryforwards as of December 31, 2024.

For U.S. Federal income tax purposes, the Company has established U.S. Federal deferred tax assets with respect to $0.5 million of foreign tax credits available to be credited against future U.S. Federal income tax liabilities that will start to expire in 2032 if unutilized. The Company has recorded $0.5 million in valuation allowances against these deferred tax assets since the Company determined that it is more likely than not that these foreign tax credit carryforwards may not be utilized in the future to reduce U.S. Federal income taxes.
The Company has $84.1 million of non-U.S. income tax loss carryforwards as a result of operating losses and carryforwards that were obtained in part through prior stock acquisitions that are available to offset future non-U.S. taxable income and has recorded, with respect to these losses, $16.4 million in non-U.S. deferred income tax assets. The Company has established $12.0 million in valuation allowances against the deferred tax assets for the portion of non-U.S. tax losses that may not be utilized to reduce future non-U.S. taxable income. The $84.1 million of non-U.S. income tax loss carryforwards consist of $36.2 million in losses that may be carried forward indefinitely; $41.7 million of losses that, if unutilized, will expire in varying amounts through 2029; and $6.2 million of losses that, if unutilized, will start to expire after 2029.
The Company has $20.0 million of non-U.S. capital loss carryforwards that may be carried forward indefinitely and are available to offset future non-U.S. capital gains. The Company recorded a $6.0 million non-U.S. deferred income tax asset for these non-U.S. capital loss carryforwards and has established a full valuation allowance against this non-U.S. deferred tax asset since the Company has determined that it is more likely than not that the capital loss carryforwards may not be utilized to reduce taxable income in the future.
Deferred tax valuation allowances and changes in deferred tax valuation allowances were as follows:

(in thousands)	Balance at Beginning of Period	Tax Expense and Revaluation	Deductions	Balance at End of Period
Year Ended
December 31, 2024	$66,298	$9,389	$(894)	$74,793
December 31, 2023	62,816	9,786	(6,304)	66,298
December 31, 2022	57,603	7,460	(2,247)	62,816
The Company has established $56.1 million in valuation allowances against deferred state tax assets recognized, net of U.S. Federal tax. As stated above, approximately $49.9 million of the valuation allowances, net of U.S. Federal income tax, relate to state income tax loss carryforwards. In most instances, the Company has established valuation allowances against deferred state income tax assets without considering potentially offsetting deferred tax liabilities established with respect to prepaid pension cost and goodwill. Prepaid pension cost and goodwill have not been considered a source of future taxable income for realizing those deferred state tax assets recognized because these temporary differences are not likely to reverse in the foreseeable future. However, certain deferred state tax assets have an indefinite life. As a result, the Company has considered deferred tax liabilities for prepaid pension cost and goodwill as a source of future taxable income for realizing those deferred state tax assets with indefinite lives. The valuation allowances established against deferred state income tax assets may increase or decrease within the next 12 months, based on operating results or the market value of investment holdings. The Company will monitor future results on a quarterly basis to determine whether the valuation allowances provided against deferred state tax assets should be increased or decreased as future circumstances warrant.
The Company has established $18.2 million in valuation allowances against non-U.S. deferred tax assets, and as stated above, $12.0 million of the non-U.S. valuation allowances relate to non-U.S. income tax loss carryforwards and $6.0 million relate to non-U.S. capital loss carryforwards. Valuation allowances established against non-U.S. deferred tax assets are recorded at the education division and other businesses. These non-U.S. valuation allowances may increase or decrease within the next 12 months, based on operating results. As a result, the Company is unable to estimate the potential tax impact, given the uncertain operating environment. The Company will monitor future education division and other businesses’ operating results and projected future operating results on a quarterly basis to determine whether the valuation allowances provided against non-U.S. deferred tax assets should be increased or decreased as future circumstances warrant.
The Company estimates that unremitted non-U.S. subsidiary earnings, when distributed, will not be subject to tax except to the extent non-U.S. withholding taxes are imposed. Approximately $2.8 million of deferred tax liabilities remain recorded on the books at December 31, 2024, with respect to future non-U.S. withholding taxes the Company estimated may be imposed on future cash distributions.
U.S. Federal and state tax liabilities may be recorded if the investment in non-U.S. subsidiaries becomes held for sale instead of being held indefinitely, but the calculation of the tax due is not practicable.
The 2021 U.S. Federal tax return and subsequent years remain open to Internal Revenue Service examination. The Company files income tax returns with the U.S. Federal government and in various state, local and non-U.S.

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
The following summarizes the Company’s unrecognized tax benefits, excluding interest and penalties, for the respective periods:

	Year Ended December 31
(in thousands)	2024	2023	2022
Beginning unrecognized tax benefits	$3,263	$3,897	$3,004
Increases related to current year tax positions	235	135	300
Increases related to prior year tax positions	990	—	778
Decreases related to prior year tax positions	(43)	(165)	(185)
Decreases related to settlement with tax authorities	—	—	—
Decreases due to lapse of applicable statutes of limitations	(1,136)	(604)	—
Ending unrecognized tax benefits	$3,309	$3,263	$3,897
The unrecognized tax benefits relate to federal and state research and development tax credits applicable to the 2019 to 2024 tax periods, as well as state income tax filing positions applicable to the 2012 to 2020 tax periods. In making these determinations, the Company presumes that taxing authorities pursuing examinations of the Company’s compliance with tax law filing requirements will have full knowledge of all relevant information, and, if necessary, the Company will pursue resolution of disputed tax positions by appeals or litigation. Although the Company cannot predict the timing of resolution with tax authorities, the Company estimates that some of the unrecognized tax benefits may change in the next 12 months due to settlement with the tax authorities. The Company expects that a $1.0 million federal tax benefit and a $2.3 million state tax benefit, net of $0.5 million federal tax expense, will reduce the effective tax rate in the future if the unrecognized tax benefits are recognized.
The Company classifies interest and penalties related to uncertain tax positions as a component of interest and other expenses, respectively. As of December 31, 2024, the Company has accrued $0.5 million of interest related to the unrecognized tax benefits. The Company has not accrued any penalties related to the unrecognized tax benefits.
In December 2021, the Organization for Economic Co-operation and Development (OECD) issued a set of rules known as “Pillar Two” with the intent to ensure that global companies pay a minimum corporate income tax of 15% in jurisdictions in which the global companies operate. Many non-U.S. countries (including the U.K. and European Union member countries) enacted legislation to adopt certain aspects of Pillar Two effective January 1, 2024, and additional elements are expected to be adopted in future years. While the U.S. has not adopted Pillar Two, rules implemented by participating countries apply to the Company’s worldwide operations in 2024. The Company does not have material operations in jurisdictions with tax rates lower than 15%. The amount of Pillar Two tax recorded as of December 31, 2024 is not material. As other countries enact legislation related to Pillar Two, the Company will continue to assess its impact.

11.    DEBT
The Company’s borrowings consist of the following:

				As of December 31
(in thousands)	Maturities	Stated Interest Rate	Effective Interest Rate	2024	2023
Unsecured notes (1)	2026	5.75%	5.75%	$398,985	$398,266
Term loan (2)	2027	6.21% - 7.21%	7.13%	140,099	147,476
Revolving credit facility	2027	6.08% - 8.88%	6.64%	62,836	97,879
Real estate term loan (3)	2028	6.30% - 7.10%	7.01%	70,795	74,541
Capital term loan (4)	2028	6.55% - 7.35%	7.57%	56,770	63,097
Other indebtedness	2025 - 2032	0.00% - 8.00%		18,707	30,574
Total Debt				748,192	811,833
Less: current portion				(26,577)	(66,751)
Total Long-Term Debt				$721,615	$745,082
____________
(1)    The carrying value is net of $1.0 million and $1.7 million of unamortized debt issuance costs as of December 31, 2024 and 2023, respectively.
(2)    The carrying value is net of $0.5 million and $0.6 million of unamortized debt issuance costs as of December 31, 2024 and 2023, respectively.
(3)    The carrying value is net of $0.1 million of unamortized debt issuance costs as of December 31, 2024 and 2023.
(4)    The carrying value is net of $0.6 million and $0.8 million of unamortized debt issuance costs as of December 31, 2024 and 2023, respectively.
The Company’s $400 million senior unsecured fixed-rate notes (the Notes), due June 1, 2026, are guaranteed, jointly and severally, on a senior unsecured basis, by certain of the Company’s existing and future domestic subsidiaries, as described in the terms of the indenture. The Notes have a coupon rate of 5.75% per annum, payable semi-annually on June 1 and December 1. The Company may redeem the Notes in whole or in part at any time at the respective redemption prices described in the indenture. At December 31, 2024 and 2023, the fair value of the Notes, based on quoted market prices (Level 2 fair value assessment), totaled $398.9 million and $400.4 million, respectively.
The outstanding balance on the Company’s $300 million unsecured revolving credit facility was $62.8 million as of December 31, 2024, consisting of British Pound (GBP) borrowings of £50 million with interest payable at Daily Sterling Overnight Index Average (SONIA) plus 1.375%.
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
On September 26, 2023, the Company’s automotive subsidiary entered into a credit agreement with Truist Bank, which includes (i) a $75.2 million real estate term loan, (ii) a $65.0 million capital term loan, (iii) a $50.0 million delayed draw term loan, and (iv) establishment of a revolving floor plan credit facility (see Note 5). The real estate term loan is payable in monthly installments of $0.3 million and bears interest at variable rates based on SOFR plus 1.75% per annum, and the capital term loan is payable in monthly installments of $0.5 million and bears interest at variable rates based on SOFR plus 2.00% per annum. The monthly installment payments on the real estate and capital term loans commenced on November 1, 2023, with final payments of the outstanding principal balances due on September 26, 2028. Subject to terms and conditions set forth in the credit agreement, the automotive subsidiary may also request borrowings of delayed draw term loans for which the proceeds may be used to (i) finance the acquisition of automobile dealerships (delayed draw capital loan) and (ii) finance the acquisition of real estate (delayed draw real estate loan). The delayed draw term loan bears interest at variable rates based on SOFR plus an applicable margin based on the type of delayed draw term loan requested. The delayed draw term loan availability period terminates on September 26, 2025. The automotive subsidiary did not borrow against the delayed draw term loan as of December 31, 2024.
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
The fair value of the Company’s other debt, which is based on Level 2 inputs, approximates its carrying value as of December 31, 2024 and 2023. The Company is in compliance with all financial covenants of the revolving credit facility and term loans as of December 31, 2024.
During 2024 and 2023, the Company had average borrowings outstanding of approximately $804.7 million and $745.0 million, respectively, at average annual interest rates of approximately 6.3% and 6.1%, respectively. The Company incurred net interest expense of $176.3 million, $56.2 million and $51.2 million during 2024, 2023 and 2022, respectively.
For the years ended December 31, 2024, 2023 and 2022, the Company recorded interest expense of $119.3 million, $10.1 million and $16.5 million, respectively, to adjust the fair value of the mandatorily redeemable noncontrolling interest. The fair value of the mandatorily redeemable noncontrolling interest was based on the fair value of the underlying subsidiaries owned by GHC One and GHC Two, after taking into account any debt and other noncontrolling interests of its subsidiary investments. The fair value of the owned subsidiaries is determined by reference to either a discounted cash flow or EBITDA multiple, which approximates fair value (Level 3 fair value assessment).

12.    FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	As of December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market investments (1)	$—	$3,908	$—	$3,908
Marketable equity securities (2)	852,434	—	—	852,434
Other current investments (3)	—	6,309	—	6,309
Foreign exchange swap (4)	—	710	—	710
Total Financial Assets	$852,434	$10,927	$—	$863,361
Liabilities
Contingent consideration liabilities (5)	$—	$—	$1,419	$1,419
Interest rate swaps (6)	—	1,419	—	1,419
Mandatorily redeemable noncontrolling interest (7)	—	—	159,548	159,548
Total Financial Liabilities	$—	$1,419	$160,967	$162,386

	As of December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market investments (1)	$—	$5,577	$—	$5,577
Marketable equity securities (2)	690,153	—	—	690,153
Other current investments (3)	6,875	—	—	6,875
Total Financial Assets	$697,028	$5,577	$—	$702,605
Liabilities
Contingent consideration liabilities (5)	$—	$—	$788	$788
Interest rate swap (6)	—	2,761	—	2,761
Foreign exchange swap (8)	—	86	—	86
Mandatorily redeemable noncontrolling interest (7)	—	—	40,764	40,764
Total Financial Liabilities	$—	$2,847	$41,552	$44,399
____________

(1)	The Company’s money market investments are included in cash and cash equivalents and the value considers the liquidity of the counterparty.
(2)
The Company’s investments in marketable equity securities are held in common shares of U.S. corporations that are actively traded on U.S. exchanges. Price quotes for these shares are readily available.

(3)	Includes mutual funds, which are valued using a market approach based on the quoted market prices of the security or inputs that include quoted market prices for similar instruments.
(4)	Included in Other current assets and valued based on a valuation model that calculates the differential between the contract price and the market-based forward rate.
(5)	Included in Accounts payable, vehicle floor plan payable and accrued liabilities and Other Liabilities. The Company determined the fair value of the contingent consideration liabilities using either a Monte Carlo simulation, Black-Scholes model, or probability-weighted analysis depending on the type of target included in the contingent consideration requirements (revenue, EBITDA, client retention). All analyses included estimated financial projections for the acquired businesses and acquisition-specific discount rates.
(6)	Included in Other Liabilities. The Company utilized a market approach model using the notional amount of the interest rate swap multiplied by the observable inputs of time to maturity and market interest rates.
(7)	The fair value of the mandatorily redeemable noncontrolling interest is based on the fair value of the underlying subsidiaries owned by GHC One and GHC Two, after taking into account any debt and other noncontrolling interests of its subsidiary investments. The fair value of the owned subsidiaries is determined using enterprise value analyses which include an equal weighing between guideline public company and discounted cash flow analyses.
(8)	Included in Accounts payable, vehicle floor plan payable and accrued liabilities, and valued based on a valuation model that calculates the differential between the contract price and the market-based forward rate.

The following table provides a reconciliation of changes in the Company’s financial liabilities measured at fair value on a recurring basis, using Level 3 inputs:

(in thousands)	Contingent consideration liabilities	Mandatorily redeemable noncontrolling interest
As of December 31, 2022	$8,423	$30,845
Acquisition of business	220	—
Changes in fair value (1)	(7,423)	10,122
Capital contributions	—	411
Accretion of value included in net income (1)	830	—
Settlements or distributions	(1,262)	(614)
As of December 31, 2023	788	40,764
Acquisition of business	1,293	—
Changes in fair value (1)	(75)	119,295
Capital contributions	—	204
Accretion of value included in net income (1)	190	—
Settlements or distributions	(719)	(715)
Foreign currency exchange rate changes	(58)	—
As of December 31, 2024	$1,419	$159,548
____________

(1)	Changes in fair value and accretion of value of contingent consideration liabilities are included in Selling, general and administrative expenses and the changes in fair value of mandatorily redeemable noncontrolling interest is included in Interest expense in the Company’s Consolidated Statements of Operations.
For the years ended December 31, 2024, 2023 and 2022, the Company recorded goodwill and other long-lived asset impairment charges of $49.8 million, $99.1 million and $129.0 million, respectively (see Note 9). The remeasurement of goodwill and other long-lived assets is classified as a Level 3 fair value assessment due to the significance of unobservable inputs developed in the determination of the fair value. The Company used a discounted cash flow model to determine the estimated fair value of the reporting units, indefinite-lived intangible assets, and other long-lived assets. Where appropriate, a market value approach was also utilized to supplement the discounted cash flow model. The Company made estimates and assumptions regarding future cash flows, royalty rates, discount rates, market values, and long-term growth rates.
During the year ended December 31, 2024, the Company recorded losses of $1.7 million to equity securities that are accounted for as cost method investments based on observable transactions for identical or similar investments of the same issuer. For the years ended December 31, 2024, 2023 and 2022, the Company recorded gains of $0.2 million, $3.1 million and $6.9 million, respectively, to those equity securities based on observable transactions. For the years ended December 31, 2024, 2023 and 2022, the Company recorded impairment losses of $0.7 million, $0.5 million and $1.3 million, respectively, to equity securities that are accounted for as cost method investments (See Note 4).
For the year ended December 31, 2024, the Company recorded impairment charges of $14.4 million on one of its investments in affiliates (see Note 4). The Company used a market approach to determine the estimated fair value of its investment in the affiliate.
13.    REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company generated 79%, 79% and 81% of its revenue from U.S. domestic sales in 2024, 2023 and 2022, respectively. The remaining 21%, 21% and 19% of revenue was generated from non-U.S. sales.
In 2024, 2023 and 2022, the Company recognized 54%, 54% and 58%, respectively, of its revenue over time as control of the services and goods transferred to the customer. The remaining 46%, 46% and 42%, respectively, of revenue was recognized at a point in time, when the customer obtained control of the promised goods.
The determination of the method by which the Company measures its progress towards the satisfaction of its performance obligations requires judgment and is described in the Summary of Significant Accounting Policies (Note 2).
Contract Assets. As of December 31, 2024, the Company recognized a total contract asset of $36.6 million related to a contract at a Kaplan International business, of which $1.9 million is included in Other current assets and $34.7 million is included in Deferred Charges and Other Assets. The Company expects to recognize an additional $266.3 million related to the remaining performance obligation in the contract over the next five years. As of December 31, 2023, the contract asset was $39.8 million. Additional contract assets of $3.1 million are included in Other current assets on the Company’s Consolidated Balance Sheet as of December 31, 2024.

Deferred Revenue. The Company records deferred revenue when cash payments are received or due in advance of the Company’s performance which includes some payments that are refundable due to the contractual right of the customer to cancel the agreement. As of December 31, 2024 and 2023, 19% and 20%, respectively, of the Company’s deferred revenue consisted of prepaid amounts which are refundable. The following table presents the change in the Company’s deferred revenue balance during the year ended December 31, 2024:

	As of December 31
(in thousands)	2024	2023	% Change
Deferred revenue	$397,435	$400,347	(1)
In April 2020, GHG received $31.5 million under the expanded Medicare Accelerated and Advanced Payment Program modified by the CARES Act as a result of COVID-19. The Department of Health and Human Services began to recoup this advance 365 days after the payment was issued. The advance had been recouped in full as of December 31, 2022. For the year ended December 31, 2022, GHG recognized $12.6 million of the balance in revenue for claims submitted for eligible services.
During the year ended December 31, 2024, the Company recognized $355.4 million from the Company’s deferred revenue balance as of December 31, 2023, including $66.8 million of prepaid amounts which were refundable at the prior year-end.
Revenue allocated to remaining performance obligations represents deferred revenue amounts that will be recognized as revenue in future periods. As of December 31, 2024, the deferred revenue balance related to certain medical and nursing qualifications with an original contract length greater than 12 months at Kaplan Supplemental Education was $5.4 million. Kaplan Supplemental Education expects to recognize 64% of this revenue over the next 12 months and the remainder thereafter.
Costs to Obtain a Contract. The following table presents changes in the Company’s costs to obtain a contract asset:

(in thousands)	Balance at Beginning of Year	Costs Associated with New Contracts	Less: Costs Amortized During the Year	Other	Balance at End of Year
2024	$41,634	$99,588	$(101,914)	2,813	$42,121
2023	31,647	98,527	(90,839)	2,299	41,634
2022	26,081	72,606	(66,064)	(976)	31,647
The majority of other activity was related to currency translation adjustments and other adjustments in 2024, 2023 and 2022.
14.    CAPITAL STOCK, STOCK AWARDS AND STOCK OPTIONS
Capital Stock.  Each share of Class A common stock and Class B common stock participates equally in dividends. The Class B stock has limited voting rights and, as a class, has the right to elect 30% of the Board of Directors; the Class A stock has unlimited voting rights, including the right to elect a majority of the Board of Directors.
During 2024, 2023 and 2022 the Company purchased a total of 152,948, 325,134 and 121,761 shares, respectively, of its Class B common stock at a cost of approximately $115.2 million, $195.0 million and $71.4 million, respectively, including commissions and excise taxes. On September 12, 2024, the Board of Directors authorized the Company to purchase up to 500,000 shares of its Class B common stock. This authorization includes shares that remained under the previous authorization. The Company did not announce a ceiling price or time limit for the purchases. At December 31, 2024, the Company had remaining authorization from the Board of Directors to purchase up to 466,460 shares of Class B common stock.
Stock Awards.  In 2012, the Company adopted an incentive compensation plan (the 2012 Plan), which, among other provisions, authorizes the awarding of Class B common stock to key employees in the form of stock awards, stock options and other awards involving the issuance of shares. Stock awards made under the 2012 Plan are primarily subject to the general restriction that stock awarded to a participant will be forfeited and revert to Company ownership if the participant’s employment terminates before the end of a specified period of service to the Company. At December 31, 2024, there were 112,556 shares reserved for issuance under the 2012 Plan, which were all subject to stock awards and stock options outstanding.
In 2022, the Company adopted a new incentive compensation plan (the 2022 Plan), which, among other provisions, authorizes the awarding of Class B common stock to key employees and non-employee Directors in the form of stock awards, stock options and other awards involving the issuance of shares. All stock awards, stock options and other awards involving the issuance of shares issued subsequent to the adoption of this plan are covered under this new incentive compensation plan. Stock awards made under the 2022 Plan are primarily subject to the general restriction that stock awarded to a participant will be forfeited and revert to Company ownership if the participant’s employment terminates before the end of a specified period of service to the Company. The number of Class B common shares authorized for issuance under the 2022 Plan is 500,000 shares. At December 31, 2024, there were 498,310 shares reserved for issuance under the 2022 Plan. Of this number, 15,545 shares were subject to stock awards and 482,765 shares were available for future awards.
Activity related to stock awards under these incentive compensation plans for the year ended December 31, 2024 was as follows:

	Number of Shares	Average Grant-Date Fair Value
Beginning of year, unvested	29,649	$571.11
Awarded	1,088	715.43
Vested	(386)	623.03
Forfeited	(1,037)	584.01
End of Year, unvested	29,314	575.33
For the share awards outstanding at December 31, 2024, the aforementioned restriction is expected to lapse in 2025 for 12,769 shares and 2027 for 16,545 shares. Also, early in 2025, the Company issued stock awards of 11,386 shares. Stock-based compensation costs resulting from Company stock awards were $4.0 million, $3.9 million and $3.4 million in 2024, 2023 and 2022, respectively.
As of December 31, 2024, there was $5.0 million of total unrecognized compensation expense related to these awards. That cost is expected to be recognized on a straight-line basis over a weighted average period of 1.1 years.
Stock Options.  Stock options granted under the incentive compensation plans cannot be less than the fair value on the grant date, generally vest over six years and have a maximum term of 10 years.
Activity related to options outstanding for the year ended December 31, 2024 was as follows:

	Number of Shares	Average Option Price
Beginning of year	175,045	$622.80
Granted	—	—
Exercised	(77,258)	719.15
Expired or forfeited	—	—
End of Year	97,787	546.68
Of the shares covered by options outstanding at the end of 2024, 72,033 are now exercisable; 12,877 are expected to become exercisable in 2025; and 12,877 are expected to become exercisable in 2026. For each of 2024, 2023 and 2022, the Company recorded expense of $1.2 million related to stock options. Information related to stock options outstanding and exercisable at December 31, 2024, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding at 12/31/2024	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable at 12/31/2024	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$427	71,045	5.7	426.86	45,291	5.7	426.86
805–872	26,742	1.0	865.02	26,742	1.0	865.02
	97,787	4.4	546.68	72,033	3.9	589.52
At December 31, 2024, the intrinsic value for all options outstanding, exercisable and unvested was $31.8 million, $20.3 million and $11.5 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of the Company’s stock was $871.92 at December 31, 2024. At December 31, 2024, there were 25,754 unvested options related to this plan with an average exercise price of $426.86 and a weighted average remaining contractual term of 5.7 years. At December 31, 2023, there were 38,630 unvested options with an average exercise price of $426.86 and a weighted average remaining contractual term of 6.7 years.
As of December 31, 2024, total unrecognized stock-based compensation expense related to stock options was $2.0 million, which is expected to be recognized on a straight-line basis over a weighted average period of approximately

1.7 years. There were 77,258 options exercised during 2024. The total intrinsic value of options exercised during 2024 was $8.0 million; a tax benefit from these option exercises of $2.1 million was realized. There were 3,060 options exercised during 2023. The total intrinsic value of options exercised during 2023 was $0.5 million; a tax benefit from these option exercises of $0.1 million was realized. There were 5,084 options exercised during 2022. The total intrinsic value of options exercised during 2022 was $1.2 million; a tax benefit from these option exercises of $0.3 million was realized.
No options were granted during 2024, 2023 or 2022.

Other Awards. In 2022, the Company granted a stock award to an executive officer that is subject to price-based vesting conditions. The stock award provides the executive officer the right to receive 1,000 shares of the Company’s Class B common stock each time the Company’s closing share price exceeds a certain share price target for a 90 consecutive day period; the award period expires on December 31, 2027. The grant date fair value of the stock award totaled $3.5 million, which was estimated using a Monte Carlo simulation. The grant date fair value is recognized over the derived service period of each tranche. In 2024, the first tranche of 1,000 shares related to this award vested following satisfaction of the price-based vesting condition. No shares related to this award vested in 2023 or 2022. The Company recognized $0.7 million, $1.1 million and $1.3 million in stock-based compensation expense related to this award in 2024, 2023 and 2022, respectively.
For the years ended December 31, 2024, 2023 and 2022, the Company recognized expense of $0.4 million, $0.4 million and $0.2 million, respectively, related to the issuance and vesting of 532, 731 and 345 shares, respectively, to non-employee Directors under the 2022 Plan.
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
At December 31, 2024, a Kaplan senior manager held 7,206 Kaplan restricted shares. The fair value of Kaplan’s common stock is determined by the Company’s compensation committee of the Board of Directors, and in January 2025, the committee set the fair value price at $1,769 per share. No options were awarded during 2024, 2023, or 2022; no options were exercised during 2024, 2023 or 2022; and no options were outstanding at December 31, 2024.
Kaplan recorded stock compensation expense of $0.5 million, $1.0 million and $1.0 million in 2024, 2023 and 2022, respectively. At December 31, 2024, the Company’s accrual balance related to the Kaplan restricted shares totaled $12.7 million. There were no payouts in 2024, 2023 or 2022.
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

The following reflects the Company’s net income and share data used in the basic and diluted earnings per share computations using the two-class method:

	Year Ended December 31
(in thousands, except per share amounts)	2024	2023	2022
Numerator:
Numerator for basic earnings per share:
Net income attributable to Graham Holdings Company common stockholders	$724,634	$205,288	$67,079
Less: Dividends paid–common stock outstanding and unvested restricted shares	(30,347)	(30,953)	(30,712)
Undistributed earnings	694,287	174,335	36,367
Percent allocated to common stockholders	99.32%	99.34%	99.43%
	689,588	173,182	36,160
Add: Dividends paid–common stock outstanding	30,147	30,756	30,540
Numerator for basic earnings per share	719,735	203,938	66,700
Add: Additional undistributed earnings due to dilutive stock options	35	4	—
Numerator for diluted earnings per share	$719,770	$203,942	$66,700
Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	4,372	4,639	4,823
Add: Effect of dilutive stock options	33	15	13
Denominator for diluted earnings per share	4,405	4,654	4,836
Graham Holdings Company Common Stockholders:
Basic earnings per share	$164.62	$43.96	$13.83
Diluted earnings per share	$163.40	$43.82	$13.79
____________

Earnings per share amounts may not recalculate due to rounding.
Diluted earnings per share excludes the following weighted average potential common shares, as the effect would be antidilutive, as computed under the treasury stock method:

	Year Ended December 31
(in thousands)	2024	2023	2022
Weighted average restricted stock	21	12	18
The 2024, 2023 and 2022 diluted earnings per share amounts exclude the effects of 27,742, 105,000 and 105,000 stock options and contingently issuable shares outstanding, respectively, as their inclusion would have been antidilutive due to a market condition.
In 2024, 2023 and 2022, the Company declared regular dividends totaling $6.88, $6.60 and $6.32 per share, respectively.
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
In October 2024, the Company purchased an irrevocable group annuity contract from an insurance company for $461.3 million to settle $457.9 million of the outstanding defined benefit pension obligation related to certain retirees and beneficiaries. The purchase of the group annuity contract was funded from the assets of the Company’s pension plan. As a result of this transaction, the Company was relieved of all responsibility for these pension obligations and the insurance company is now required to pay and administer the retirement benefits owed to approximately 1,850 retirees and beneficiaries, with no change to the amount, timing or form of monthly retirement benefit payments. As a result, the Company remeasured the accumulated and projected benefit obligation as of October 17, 2024 and recorded a one-time pre-tax settlement gain of $653.4 million. The new measurement basis was used for the recognition of the Company’s pension benefit following the remeasurement. The settlement gain is included in non-operating pension and postretirement benefit income on the Consolidated Statements of Operations.

Defined Benefit Plans.  The Company’s defined benefit pension plans consist of various pension plans and a Supplemental Executive Retirement Plan (SERP) offered to certain executives of the Company.
In the first quarter of 2024, the Company recorded $0.4 million in expenses related to a Separation Incentive Program (SIP) for certain Framebridge employees. In the second quarter of 2024, the Company recorded $14.8 million in expenses related to a Voluntary Retirement Incentive Program (VRIP) for certain GMG and Corporate employees. Also in the second quarter of 2024, the Company recorded $1.6 million in expenses related to SIPs for certain Framebridge and Code3 employees. In the third quarter of 2024, the Company recorded $3.7 million in expenses related to SIPs for certain Kaplan, Dekko, WGB, Saatchi Art, Society6, Slate and Decile employees. In the fourth quarter of 2024, the Company recorded $0.5 million in expenses related to SIPs for certain Kaplan, Dekko, WGB and Decile employees. These SIPs and VRIP were funded from the assets of the Company’s pension plan.
In the first quarter of 2023, the Company recorded $4.1 million in expenses related to SIPs for certain Leaf and Code3 employees. In the second quarter of 2023, the Company recorded $5.5 million in expenses related to SIPs for certain Kaplan, GMG, Leaf, Code3 and Pinna employees. In the fourth quarter of 2023, the Company recorded $0.2 million in expenses related to a SIP for certain GMG employees. These SIPs were funded from the assets of the Company’s pension plan.
In January 2022, a pension credit retention program was implemented by the Company for certain GHG employees; the program offers a pension credit up to $50,000 per employee, cliff vested after three years of continuous employment for certain existing employees and new employees. Effective April 1, 2024, this program is no longer being offered to new employees. The Company recorded $18.6 million, $13.5 million and $10.5 million in pension service cost expense in 2024, 2023 and 2022, respectively, related to this program.
In the fourth quarter of 2022, the Company recorded $3.6 million in expenses related to a SIP for certain Kaplan employees, which was funded from the assets of the Company’s pension plan.
The following table sets forth obligation, asset and funding information for the Company’s defined benefit pension plans:

	Pension Plans
	As of December 31
(in thousands)	2024	2023
Change in Benefit Obligation
Benefit obligation at beginning of year	$892,049	$870,298
Service cost	57,538	33,787
Interest cost	40,095	46,211
Amendments	(734)	(11,263)
Actuarial loss	19,460	25,585
Benefits paid	(49,963)	(82,455)
Special termination benefits	20,998	9,886
Settlement	(522,793)	—
Benefit Obligation at End of Year	$456,650	$892,049
Change in Plan Assets
Fair value of assets at beginning of year	$3,005,687	$2,528,344
Actual return on plan assets	534,239	559,798
Benefits paid	(49,963)	(82,455)
Settlement	(522,793)	—
Fair Value of Assets at End of Year	$2,967,170	$3,005,687
Funded Status	$2,510,520	$2,113,638

	SERP
	As of December 31
(in thousands)	2024	2023
Change in Benefit Obligation
Benefit obligation at beginning of year	$89,876	$90,018
Service cost	1,149	593
Interest cost	4,514	4,659
Actuarial (gain) loss	(1,886)	909
Benefits paid	(6,130)	(6,303)
Benefit Obligation at End of Year	$87,523	$89,876
Funded Status	$(87,523)	$(89,876)

The change in the Company’s benefit obligations for the pension plans in 2024 were primarily due to the settlement from the irrevocable group annuity contract and the benefits paid during the year offset by the recognition of an actuarial loss resulting from various experience variances and assumption changes used to measure the benefit obligation and special termination benefits provided to employees. The change in the Company’s benefit obligations for the SERP in 2024 were primarily due to the benefits paid during the year and the recognition of an actuarial gain resulting from an increase to the discount rate used to measure the benefit obligation.
The accumulated benefit obligation for the Company’s pension plans at December 31, 2024 and 2023, was $448.7 million and $880.3 million, respectively. The accumulated benefit obligation for the Company’s SERP at December 31, 2024 and 2023, was $84.9 million and $89.4 million, respectively. The amounts recognized in the Company’s Consolidated Balance Sheets for its defined benefit pension plans are as follows:

	Pension Plans		SERP
	As of December 31		As of December 31
(in thousands)	2024	2023	2024	2023
Noncurrent asset	$2,510,520	$2,113,638	$—	$—

Current liability	—	—	(6,786)	(6,652)
Noncurrent liability	—	—	(80,737)	(83,224)
Recognized Asset (Liability)	$2,510,520	$2,113,638	$(87,523)	$(89,876)
Key assumptions utilized for determining the benefit obligation are as follows:

	Pension Plans		SERP
	As of December 31		As of December 31
	2024	2023	2024	2023
Discount rate	5.8%	5.2%	5.6%	5.1%
Rate of compensation increase – age graded	5.0%–1.0%	5.0%–1.0%	5.0%–1.0%	5.0%–1.0%
Cash balance interest crediting rate	6.37% with phase in to 6.00% in 2026	4.28% with phase in to 5.20% in 2025	—	—
The Company made no contributions to its pension plans in 2024 and 2023, and the Company does not expect to make any contributions in 2025. The SERP is unfunded, therefore, the Company made actual benefit payments of $6.1 million and $6.3 million to beneficiaries for the years ended December 31, 2024 and 2023, respectively.
At December 31, 2024, future estimated benefit payments, excluding charges for early retirement programs, are as follows:

(in thousands)	Pension Plans	SERP
2025	$26,334	$6,973
2026	28,890	7,352
2027	31,859	7,495
2028	32,601	7,576
2029	36,138	7,598
2030–2034	180,761	37,179

The total (benefit) cost arising from the Company’s defined benefit pension plans consists of the following components:

	Pension Plans
	Year Ended December 31
(in thousands)	2024	2023	2022
Service cost	$57,538	$33,787	$32,567
Interest cost	40,095	46,211	30,504
Expected return on assets	(165,487)	(153,125)	(167,485)
Amortization of prior service (credit) cost	(1,951)	1,646	2,835
Recognized actuarial gain	(37,918)	(39,803)	(68,656)
Net Periodic Benefit for the Year	(107,723)	(111,284)	(170,235)
Settlement	(653,427)	—	—
Early retirement and separation program costs	20,998	9,886	3,624
Total Benefit for the Year	$(740,152)	$(101,398)	$(166,611)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Current year actuarial (gain) loss	$(349,292)	$(381,088)	$749,258
Current year prior service credit	(734)	(11,263)	—
Amortization of prior service credit (cost)	1,951	(1,646)	(2,835)
Recognized net actuarial gain	37,918	39,803	68,656
Settlement	653,427	—	—
Total Recognized in Other Comprehensive Income (Before Tax Effects)	$343,270	$(354,194)	$815,079
Total Recognized in Total Benefit and Other Comprehensive Income (Before Tax Effects)	$(396,882)	$(455,592)	$648,468

	SERP
	Year Ended December 31
(in thousands)	2024	2023	2022
Service cost	$1,149	$593	$911
Interest cost	4,514	4,659	3,289
Amortization of prior service cost	—	—	36
Recognized actuarial loss	—	—	666
Total Cost for the Year	$5,663	$5,252	$4,902
Other Changes in Benefit Obligations Recognized in Other Comprehensive Income
Current year actuarial (gain) loss	$(1,886)	$909	$(20,956)
Amortization of prior service cost	—	—	(36)
Recognized net actuarial loss	—	—	(666)
Total Recognized in Other Comprehensive Income (Before Tax Effects)	$(1,886)	$909	$(21,658)
Total Recognized in Total Cost and Other Comprehensive Income (Before Tax Effects)	$3,777	$6,161	$(16,756)

The costs for the Company’s defined benefit pension plans are actuarially determined. Below are the key assumptions utilized to determine periodic cost:

	Pension Plans			SERP
	Year Ended December 31			Year Ended December 31
	2024	2023	2022	2024	2023	2022
Discount rate	5.2% / 5.3% (1)	5.5%	2.9%	5.1%	5.5%	2.9%
Expected return on plan assets	6.25%	6.25%	6.25%	—	—	—
Rate of compensation increase – age graded	5.0%–1.0%	5.0%–1.0%	5.0%–1.0%	5.0%–1.0%	5.0%–1.0%	5.0%–1.0%
Cash balance interest crediting rate	6.37% with phase in to 5.20% in 2025 / 6.37% with phase in to 5.50% in 2026 (2)	4.28% with phase in to 5.50% in 2025	1.41% with phase in to 2.90% in 2024	—	—	—
____________

(1)
As a result of the irrevocable group annuity contract purchase, the Company remeasured the accumulated and projected benefit obligation of the pension plan as of October 17, 2024. The remeasurement changed the discount rate from 5.2% for the period January 1 to October 17, 2024 to 5.3% for the period after October 17, 2024.

(2)
As a result of the irrevocable group annuity contract purchase, the Company remeasured the accumulated and projected benefit obligation of the pension plan as of October 17, 2024. The remeasurement changed the cash balance interest crediting rate from 6.37% with phase in to 5.20% in 2025 for the period January 1 to October 17, 2024 to 6.37% with phase in to 5.50% in 2026 for the period after October 17, 2024.

Accumulated other comprehensive income (AOCI) includes the following components of unrecognized net periodic cost for the defined benefit plans:

	Pension Plans		SERP
	As of December 31		As of December 31
(in thousands)	2024	2023	2024	2023
Unrecognized actuarial gain	$(523,941)	$(865,994)	$(3,488)	$(1,602)
Unrecognized prior service credit	(10,016)	(11,233)	—	—
Gross Amount	(533,957)	(877,227)	(3,488)	(1,602)
Deferred tax liability (asset)	148,226	236,107	481	(2)
Net Amount	$(385,731)	$(641,120)	$(3,007)	$(1,604)
Defined Benefit Plan Assets.  The Company’s defined benefit pension obligations are funded by a portfolio made up of private investment funds, a U.S. stock index fund, and a relatively small number of stocks and high-quality fixed-income securities that are held by a third-party trustee. The assets of the Company’s pension plans were allocated as follows:

	As of December 31
	2024	2023
U.S. equities	64%	59%
Private investment funds	19%	17%
International equities	12%	14%
U.S. fixed income	5%	7%
U.S. stock index fund	—%	3%
	100%	100%
The Company manages approximately 43% of the pension assets internally, of which the majority is invested in Berkshire Hathaway stock, with the remaining investments in private investment funds, Markel stock, and short-term fixed-income securities. The remaining 57% of plan assets are managed by two investment companies. The goal of the investment managers is to produce moderate long-term growth in the value of these assets, while protecting them against large decreases in value. Both investment managers may invest in a combination of equity and fixed-income securities and cash. The managers are not permitted to invest in securities of the Company or in alternative investments. One investment manager cannot invest more than 15% of the assets at the time of purchase in the stock of Alphabet and Berkshire Hathaway, and no more than 35% of the assets it manages in specified international exchanges at the time the investment is made. The other investment manager cannot invest more than 20% of the assets at the time of purchase in the stock of Berkshire Hathaway, and no more than 15% of the assets it manages in specified international exchanges at the time the investment is made. Excluding the exceptions noted above, the investment managers cannot invest more than 10% of the assets in the securities of any other single issuer, except for obligations of the U.S. Government, without receiving prior approval from the plan administrator.

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
The Company evaluated its defined benefit pension plan asset portfolio for the existence of significant concentrations (defined as greater than 10% of plan assets) of credit risk as of December 31, 2024. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country and individual fund. At December 31, 2024, the pension plan held investments in one common stock and one private investment fund that exceeded 10% of total plan assets, valued at $1,178.5 million, or approximately 40% of total plan assets. At December 31, 2023, the pension plan held investments in one common stock and one private investment fund that exceeded 10% of total plan assets, valued at $1,011.1 million, or approximately 34% of total plan assets. Assets also included $100.1 million and $82.4 million of Markel shares at December 31, 2024 and 2023, respectively.
The Company’s pension plan assets measured at fair value on a recurring basis were as follows:

	As of December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$2,308	$—	$—	$2,308
Equity securities
U.S. equities (1)	1,899,611	—	—	1,899,611
International equities (2)	361,941	—	—	361,941
Total Investments	$2,263,860	$—	$—	$2,263,860
Short-term investment funds measured at NAV (3)				150,103
Private investment funds measured at NAV (4)				557,122
Payables, net				(3,915)
Total				$2,967,170

	As of December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$2,230	$—	$—	$2,230
Equity securities
U.S. equities (1)	1,793,705	—	—	1,793,705
International equities (2)	414,285	—	—	414,285
Total Investments	$2,210,220	$—	$—	$2,210,220
Short-term investment funds measured at NAV (3)				197,712
Private investment funds measured at NAV (4)				509,647
U.S. stock index fund measured at NAV (5)				84,767
Receivables, net				3,341
Total				$3,005,687
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

The following table sets forth a summary of the Plan’s investments with a reported NAV:

(in thousands)	Fair Value	Unfunded Commitment	Redemption Frequency	Other Redemption Restriction	Redemption Notice Period
Short-term investment funds
2024	$150,103	$—	Immediate	None	None
2023	$197,712	$—	Immediate	None	None
Private investment funds
2024	$557,122	$11,105	(1)	(1)	90 days
2023	$509,647	$16,515	(1)	(1)	90 days
U.S. stock index fund
2023	$84,767	$—	Immediate	None	1 day
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
The following table sets forth obligation, asset and funding information for the Company’s other postretirement plans:

	Postretirement Plans
	As of December 31
(in thousands)	2024	2023
Change in Benefit Obligation
Benefit obligation at beginning of year	$1,249	$3,400
Interest cost	51	149
Actuarial gain	(144)	(414)
Benefits paid, net of Medicare subsidy	(87)	(207)
Settlement	—	(1,679)
Benefit Obligation at End of Year	$1,069	$1,249
Funded Status	$(1,069)	$(1,249)
The change in the benefit obligation for the Company’s other postretirement plans in 2024 was due to updated claims experience based on actual premium rates, the recognition of an actuarial gain resulting from an increase to the discount rate used to measure the benefit obligation, and benefits paid during the year.
The amounts recognized in the Company’s Consolidated Balance Sheets for its other postretirement plans are as follows:

	Postretirement Plans
	As of December 31
(in thousands)	2024	2023
Current liability	$(180)	$(256)
Noncurrent liability	(889)	(993)
Recognized Liability	$(1,069)	$(1,249)
The discount rates utilized for determining the benefit obligation at December 31, 2024 and 2023, for the postretirement plans were 5.12% and 4.53%, respectively. The assumed healthcare cost trend rate used in measuring the postretirement benefit obligation at December 31, 2024, was 8.59% for pre-age 65, decreasing to 4.5% in the year 2034 and thereafter. The assumed healthcare cost trend rate used in measuring the postretirement benefit obligation at December 31, 2024, was 9.68% for post-age 65, decreasing to 4.5% in the year 2034 and thereafter. The assumed healthcare cost trend rate used in measuring the postretirement benefit obligation at December 31, 2024, was 12.25% for Medicare Advantage, decreasing to 4.5% in the year 2034 and thereafter.
The Company’s postretirement benefit plans are unfunded, therefore, the Company made actual benefit payments of $0.1 million and $0.2 million to beneficiaries for the years ended December 31, 2024 and 2023, respectively.

At December 31, 2024, future estimated benefit payments are as follows:

(in thousands)	Postretirement Plans
2025	$180
2026	162
2027	153
2028	136
2029	126
2030–2034	757
The total benefit arising from the Company’s other postretirement plans consists of the following components:

	Postretirement Plans
	Year Ended December 31
(in thousands)	2024	2023	2022
Interest cost	$51	$149	$98
Amortization of prior service credit	—	(5)	(7)
Recognized actuarial gain	(1,824)	(2,343)	(2,843)
Net Periodic Benefit for the Year	(1,773)	(2,199)	(2,752)
Settlement	—	(1,087)	—
Total Benefit for the Year	$(1,773)	$(3,286)	$(2,752)
Other Changes in Benefit Obligations Recognized in Other Comprehensive Income
Current year actuarial gain	$(144)	$(414)	$(1,205)
Amortization of prior service credit	—	5	7
Recognized actuarial gain	1,824	2,343	2,843
Settlement	—	1,087	—
Total Recognized in Other Comprehensive Income (Before Tax Effects)	$1,680	$3,021	$1,645
Total Recognized in Benefit and Other Comprehensive Income (Before Tax Effects)	$(93)	$(265)	$(1,107)
The costs for the Company’s postretirement plans are actuarially determined. The discount rate utilized to determine the periodic cost for the years ended December 31, 2024, 2023 and 2022 was 4.53%, 4.76% and 2.23%. AOCI included the following components of unrecognized net periodic benefit for the postretirement plans:

	As of December 31
(in thousands)	2024	2023
Unrecognized actuarial gain	$(7,308)	$(8,988)
Unrecognized prior service credit	—	—
Gross Amount	(7,308)	(8,988)
Deferred tax liability	2,097	2,527
Net Amount	$(5,211)	$(6,461)
Multiemployer Pension Plans.  In 2024, 2023 and 2022, the Company contributed to one multiemployer defined benefit pension plan under the terms of a collective-bargaining agreement that covered certain union-represented employees. The Company’s total contributions to the multiemployer pension plan amounted to $0.1 million in each year for 2024, 2023 and 2022.
Savings Plans.  The Company recorded expense associated with retirement benefits provided under incentive savings plans (primarily 401(k) plans) of approximately $3.5 million in 2024, $13.0 million in 2023 and $11.6 million in 2022.

16.    OTHER NON-OPERATING INCOME
A summary of non-operating income is as follows:

	Year Ended December 31
(in thousands)	2024	2023	2022
Net gain on sale of businesses	$8,121	$15,618	$22,679
Foreign currency gain (loss), net	5,415	(1,141)	(2,023)
Net (loss) gain on cost method investments	(1,526)	3,104	6,883
Impairment of cost method investments	(744)	(500)	(1,305)
Gain on sale of investment in affiliates	15	15	604
Gain on sale of cost method investments	7	958	3,294
Other, net	1,258	1,040	3,368
Total Other Non-Operating Income	$12,546	$19,094	$33,500
The net (loss) gain on cost method investments result from observable price changes in the fair value of the underlying equity securities accounted for under the cost method (see Notes 4 and 12).
For the years ended December 31, 2024, 2023 and 2022, the Company recorded contingent consideration gains of $0.9 million, $5.6 million and $4.3 million, respectively, related to the disposition of Kaplan University (KU) in 2018.
In the third quarter of 2024, the Company recorded a $3.7 million gain related to Kaplan’s sale of a small business (see Note 3).
In the second quarter of 2024, the Company recorded a $3.5 million gain related to the sale of a small business by WGB, which included five websites (see Note 3).
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
17.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The other comprehensive (loss) income consists of the following components:

	Year Ended December 31, 2024
	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the year	$(24,568)	$—	$(24,568)
Adjustment for sale of a business with foreign operations	(765)	—	(765)
	(25,333)	—	(25,333)
Pension and other postretirement plans:
Actuarial gain	351,322	(89,943)	261,379
Prior service credit	734	(188)	546
Amortization of net actuarial gain included in net income	(39,742)	10,174	(29,568)
Amortization of net prior service credit included in net income	(1,951)	500	(1,451)
Settlement included in net income	(653,427)	167,285	(486,142)
	(343,064)	87,828	(255,236)
Cash flow hedges:
Gain for the year	1,392	(363)	1,029
Other Comprehensive Loss	$(367,005)	$87,465	$(279,540)

	Year Ended December 31, 2023
	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the year	$21,927	$—	$21,927
Pension and other postretirement plans:
Actuarial gain	380,593	(97,436)	283,157
Prior service credit	11,263	(2,883)	8,380
Amortization of net actuarial gain included in net income	(42,146)	10,790	(31,356)
Amortization of net prior service cost included in net income	1,641	(420)	1,221
Settlement included in net income	(1,087)	279	(808)
	350,264	(89,670)	260,594
Cash flow hedges:
Loss for the year	(5,630)	1,295	(4,335)
Other Comprehensive Income	$366,561	$(88,375)	$278,186

	Year Ended December 31, 2022
	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the year	$(48,340)	$—	$(48,340)
Pension and other postretirement plans:
Actuarial loss	(727,097)	187,018	(540,079)
Amortization of net actuarial gain included in net income	(70,833)	18,219	(52,614)
Amortization of net prior service cost included in net income	2,864	(737)	2,127
	(795,066)	204,500	(590,566)
Cash flow hedges:
Gain for the year	4,765	(1,096)	3,669
Other Comprehensive Loss	$(838,641)	$203,404	$(635,237)
The accumulated balances related to each component of other comprehensive income (loss) are as follows:

(in thousands, net of taxes)	Cumulative Foreign Currency Translation Adjustment	Unrealized Gain on Pensions and Other Postretirement Plans	Cash Flow Hedges	Accumulated Other Comprehensive Income
As of December 31, 2022	$(54,638)	$388,591	$2,198	$336,151
Other comprehensive income before reclassifications	21,927	291,537	1,028	314,492
Net amount reclassified from accumulated other comprehensive income	—	(30,943)	(5,363)	(36,306)
Net other comprehensive income (loss)	21,927	260,594	(4,335)	278,186
As of December 31, 2023	(32,711)	649,185	(2,137)	614,337
Other comprehensive (loss) income before reclassifications	(24,568)	261,925	1,393	238,750
Net amount reclassified from accumulated other comprehensive income	(765)	(517,161)	(364)	(518,290)
Net other comprehensive (loss) income	(25,333)	(255,236)	1,029	(279,540)
As of December 31, 2024	$(58,044)	$393,949	$(1,108)	$334,797

The amounts and line items of reclassifications out of Accumulated Other Comprehensive Income (Loss) are as follows:

	Year Ended December 31			Affected Line Item in the Consolidated Statements of Operations
(in thousands)	2024	2023	2022
Foreign Currency Translation Adjustments:
Adjustment for sale of business with foreign operations	$(765)	$—	$—	Other income, net
Pension and Other Postretirement Plans:
Amortization of net actuarial gain	(39,742)	(42,146)	(70,833)	(1)
Amortization of net prior service (credit) cost	(1,951)	1,641	2,864	(1)
Settlement gains	(653,427)	(1,087)	—	(1)
	(695,120)	(41,592)	(67,969)	Before tax
	177,959	10,649	17,482	Provision for income taxes
	(517,161)	(30,943)	(50,487)	Net of tax
Cash Flow Hedges	(364)	(5,363)	393	Interest expense
Total reclassification for the year	$(518,290)	$(36,306)	$(50,094)	Net of tax
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
In May 2021, Kaplan received notice from the Department of Education (ED) that it would be conducting a fact-finding process pursuant to the borrower defense to repayment (BDTR) regulations to determine the validity of BDTR claims and a request for documents related to several of Kaplan’s previously owned schools. In 2021, Kaplan received borrower defense applications from the ED seeking discharge of approximately $35 million in loans, excluding interest, from former Kaplan University students. It is not clear to what extent the ED will exclude claims based on the underlying statutes of limitations, evidence provided by Kaplan, prior settlements with these students relieving their debt outside of the BDTR process, or any prior investigation related to schools attended by the student applicants. The ED’s process for adjudicating these claims is subject to the borrower defense regulations including those finalized in 2022 and effective July 1, 2023. Compared to the previous rule, the new rule in part, expands actions that can give rise to claims for discharge; provides that the borrower’s claim will be presumed true if the institution does not provide any responsive evidence; provides an easier process for group claims; and relies on current program review penalty hearing processes for discharge recoupment. Under the rule, the recoupment process applies only to loans first disbursed after July 1, 2023; however, the discharge process and standards apply to any pending application regardless of the loan date.
Kaplan believes it has substantive as well as procedural defenses to the borrower defense claims that would bar any student discharge or school liability, including that the claims are barred by the applicable statute of limitations, are unproven, incomplete and fail to meet regulatory filing requirements. Kaplan expects to vigorously defend any attempt by the ED to hold Kaplan liable for any ultimate student discharges. Kaplan responded to the initial set of claims in 2021 with documentary and narrative evidence to refute the allegations, demonstrate their lack of merit, and support the denial of all such claims by the ED. Kaplan intends to similarly respond to any new claims that apply to Kaplan University or other prior Kaplan-owned schools. If the claims are successful, the ED may seek reimbursement for the amount discharged from Kaplan. If the ED initiates a reimbursement action against Kaplan following approval of former students’ BDTR applications, Kaplan may be subject to significant liability.
As part of the Sweet v. Cardona settlement described below, the ED agreed to review any BDTR applications submitted between June 23, 2022 and November 15, 2022 on an expedited basis. In January 2024, Kaplan was informed that the ED received applications during this time period regarding former Kaplan University and Purdue Global students. Kaplan received those applications and believes none of the applications has merit and that the applications are far outside any statute of limitations period and accordingly Kaplan responded similarly to responses for prior claims. The total discharge amount sought or how much of that amount would apply to Kaplan University students is not fully known. The Sweet v. Cardona settlement requires the ED to adjudicate applications received during the designated time period pursuant to the requirements of the 2016 Borrower Defense Regulation. As noted, if the claims are successful, the ED may seek reimbursement for the amount discharged from Kaplan. Kaplan believes it has significant defenses against any attempt by the ED at recoupment including the claims’ collective lack of merit, the applicable statute of limitations periods, and the ED’s standing for recoupment given the Sweet settlement described below. Regardless, if the ED initiates a reimbursement action against Kaplan following approval of former students’ BDTR applications, Kaplan may be subject to significant liability.
In November 2022, the Northern District of California approved the settlement agreement in the lawsuit Sweet v. Cardona. The Plaintiffs in that lawsuit claimed that the ED failed to properly consider and decide pending BDTR claims. As part of the settlement, the ED agreed to discharge loans of borrowers who attended 150 specific schools, including all schools formerly owned by Kaplan, and who had BDTR claims pending as of the June 22, 2022 settlement execution date. This discharge will likely cover each of the first set of applications the ED sent to Kaplan and to which Kaplan previously responded. The ED and the Court made clear that these discharges as part of a settlement are not determinations that the pending BDTR claims are valid and the fact of the settlement discharge cannot be used as evidence of any determination of wrongdoing by the institutions. However, despite the fact that the loans are discharged per the settlement, the ED may still attempt to separately adjudicate the associated BDTR claims and follow the regulatory process for seeking recoupment from the institutions for such claims. As noted above, this settlement likely also applies to the resolution, future adjudication, and possible discharge of the newly noticed claims. As also noted, the ED could attempt to recoup from Kaplan some or all of any discharged amount for the newly noticed claims.
In August 2018, Purdue University Global received an updated Provisional Program Participation Agreement (PPPA) from the ED which is necessary for continued participation in the federal Title IV programs after the change in ownership from Kaplan to Purdue. On November 25, 2024 the ED approved Purdue Global’s Application for Participation in the Title IV program and granted a full Program Participation Agreement. This Program Participation Agreement expires on December 31, 2028 and will need to be renewed prior to that date pursuant to federal regulations. Pursuant to the terms of the Program Participation Agreement, Purdue Global must report to the ED any accreditation or governmental agency action or class action lawsuit.
Other Commitments. The Company’s broadcast subsidiaries are parties to certain agreements that commit them to purchase programming to be produced in future years. As of December 31, 2024, such commitments amounted to approximately $26.5 million. If such programs are not produced, the Company’s commitment would expire without obligation.
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
The Company has seven reportable segments: Kaplan International, Kaplan Higher Education, Kaplan Supplemental Education, Television Broadcasting, Manufacturing, Healthcare and Automotive. The Company defines its operating segments as those operations whose results the chief operating decision maker (CODM), who is our Chief Executive Officer, regularly reviews to analyze performance and allocate resources.
The Company and CODM use both operating income before amortization of intangible assets and impairment of goodwill and other long-lived assets and earnings before interest, income taxes, depreciation, amortization and pension service cost (EBITDAP) to evaluate segment performance and allocate resources to the Company’s segments. The CODM uses reports provided during annual budget presentations, the three-year forecasting process, quarterly business reviews and monthly management reports and related communication when making decisions about allocating capital resources across segments. The accounting policies at the segments are the same as described in Note 2. In computing operating income before amortization by segment, the effects of amortization of intangible assets, impairment of goodwill and other long-lived assets, equity in earnings (losses) of affiliates, interest income, interest expense, non-operating pension and postretirement benefit income, other non-operating income and expense items and income taxes are excluded. In computing EBITDAP, the effects of pension service cost, depreciation, impairment of goodwill and other long-lived assets, equity in earnings (losses) of affiliates, interest income, interest expense, non-operating pension and postretirement benefit income, other non-operating income and expense items and income taxes are excluded. Intersegment sales are not material.

Identifiable assets by segment are those assets used in the Company’s operations in each business segment. The investments in marketable equity securities and affiliates, and prepaid pension cost are not included in identifiable assets by segment. Investments in marketable equity securities are discussed in Note 4.
Education.  Education products and services are provided by Kaplan, Inc. KI includes professional training and postsecondary education businesses largely outside the U.S., as well as English-language programs. KHE includes the results as a service provider to higher education institutions. Supplemental Education includes Kaplan’s standardized test preparation, domestic professional and other continuing education businesses.
As of December 31, 2024, Kaplan had a total outstanding accounts receivable balance of $95.3 million from Purdue Global related to amounts due for reimbursements for services, fees earned and a deferred fee. Included in this total, Kaplan has a $19.7 million long-term receivable balance due from Purdue Global at December 31, 2024, related to the advance of $20.0 million during the initial KU Transaction.
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
Manufacturing. Manufacturing operations include Hoover, an Augusta, GA-based supplier of pressure impregnated kiln-dried lumber and plywood products for fire retardant and preservative application; Dekko, a Garrett, IN-based manufacturer of electrical workspace solutions, architectural lighting, and electrical components and assemblies; Joyce/Dayton, a Dayton, OH-based manufacturer of screw jacks and other linear motion systems; and Forney, a global supplier of products and systems that control and monitor combustion processes in electric utility and industrial applications.
Healthcare. GHG provides home health, hospice and palliative services. GHG also provides other healthcare services, including nursing care and prescription services for patients receiving in-home infusion therapies; ABA therapy; physician services for allergy, asthma and immunology patients; in-home aesthetics; and healthcare software-as-a-service technology.
Automotive. Automotive includes eight automotive dealerships and valet repair services in the Washington, D.C. metropolitan area and Richmond, VA, including Lexus of Rockville, Honda of Tysons Corner, Jeep of Bethesda, Ford of Manassas, Toyota of Woodbridge and Chrysler-Dodge-Jeep-Ram of Woodbridge, which were acquired in July 2022, and Toyota of Richmond, which was acquired in September 2023. The automotive group was awarded a Kia Open Point dealership in Bethesda, MD, which commenced operations at the end of December 2023.
Other Businesses. Other businesses includes the following:
•Society6, Saatchi Art and WGB following the restructuring of Leaf Group into three stand-alone businesses in the second quarter of 2023:
◦Society6 (formerly included in Leaf Marketplace), an online commerce platform featuring original art and designs on an array of consumer products.
◦Saatchi Art (formerly included in Leaf Marketplace), an online art gallery and in-person art fair business.
◦WGB (formerly Leaf Media), an owner and operator of websites that educate and inform consumers across a wide variety of life topics.
•Clyde’s Restaurant Group owns and operates 14 restaurants and entertainment venues in the Washington, D.C. metropolitan area.
•Framebridge, a custom framing company.
•Code3, a marketing solutions provider; the Slate Group and Foreign Policy Group, which publish online and print magazines and websites; and three investment stage businesses, Decile, City Cast and Supporting Cast. Other businesses also includes CyberVista, which merged with another entity in October 2022 resulting in the deconsolidation of the subsidiary and Pinna, which merged with another entity in June 2023 resulting in the deconsolidation of the subsidiary.
Corporate Office.  Corporate office includes the expenses of the Company’s corporate office, defined benefit pension expense, and certain continuing obligations related to prior business dispositions.
Geographical Information.  The Company’s non-U.S. revenues in 2024, 2023 and 2022 totaled approximately $1,042 million, $930 million and $776 million, respectively, primarily from Kaplan’s operations outside the U.S.

Additionally, revenues in 2024, 2023 and 2022 totaled approximately $618 million, $543 million, and $448 million, respectively, from Kaplan’s operations in the U.K. The Company’s long-lived assets in non-U.S. countries (excluding goodwill and other intangible assets), totaled approximately $455 million and $492 million at December 31, 2024 and 2023, respectively.

Company information broken down by operating segment and education division:

	Year Ended December 31, 2024
(in thousands)	Education	Television Broadcasting	Manufacturing	Healthcare	Automotive	Total Segments
Operating Revenues	$1,691,778	$535,678	$395,642	$611,109	$1,200,477	$4,434,684
Reconciliation of Revenue
Other Businesses and Corporate Office Revenues (1)						358,822
Intersegment Elimination						(2,602)
Total Consolidated Revenues						$4,790,904

Less: Significant Expenses (2)
Cost of Revenue (3)	655,482		293,215	343,695	1,021,271	2,313,663
Payroll and Fringe Benefits Expense (4)	471,144	112,316			84,416	667,876
Occupancy Expense	116,839				7,573	124,412
Advertising and Marketing Expense	70,828					70,828
Networking and Programming Expense		126,474				126,474
Management Services (5)					8,054	8,054
Other Segment Items (6)	190,448	73,064	59,379	188,856	34,059	545,806
EBITDAP	$187,037	$223,824	$43,048	$78,558	$45,104	$577,571

Pension Service Cost	17,733	6,055	2,877	19,303	116	$46,084
Depreciation Expense	35,058	11,174	10,983	6,859	6,959	$71,033

Income from Operations before Amortization of Intangible Assets and Impairment of Goodwill and Other Long-Lived Assets	$134,246	$206,595	$29,188	$52,396	$38,029	$460,454

Other Businesses (7)						(99,101)
Corporate Costs						(58,908)
Amortization of Intangible Assets						(37,119)
Impairment of Goodwill and Other Long-Lived Assets						(49,822)
Income from Operations						$215,504
Equity in Losses of Affiliates, Net						(3,303)
Interest Expense, Net						(176,281)
Non-Operating Pension and Postretirement Benefit Income, Net						794,949
Gain on Marketable Equity Securities, Net						181,295
Other Income, Net						12,546
Income Before Income Taxes						$1,024,710

Capital Expenditures	$25,989	$5,887	$15,951	$10,182	$4,063	$62,072
Reconciliation of Capital Expenditures
Other Businesses and Corporate Office Capital Expenditures (8)						31,027
Total Capital Expenditures						$93,099
___________

(1)	Revenue from segments below the quantitative thresholds is attributable to Other Businesses and the Corporate Office, as described above. None of these operating segments meet the quantitative thresholds for determining reportable segments.
(2)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(3)	Cost of revenue reflects the amounts reported and provided to the CODM and does not necessarily reconcile to the Company's Consolidated Statement of Operations or align across reportable segments. Cost of revenue excludes charges related to depreciation, which is shown separately above.
(4)	Excludes pension service cost, which is shown separately above. Excludes any payroll and related benefits costs captured in cost of revenue.
(5)	Management and operating services provided by Christopher J. Ourisman and his team of industry professionals.
(6)	Other segment items for each reportable segment include:
(a) Education (includes Kaplan International, Kaplan Higher Education and Kaplan Supplemental Education) - training and employment expense, travel meals and entertainment expense, operating fees and other general and administrative (G&A) expenses.
(b) Television Broadcasting - other broadcast expenses, facilities expenses, third-party commission costs and other selling, general and administrative expenses (SG&A).
(c) Manufacturing - payroll and fringe benefits expense (SG&A) and other SG&A expenses.
(d) Healthcare - indirect costs (e.g. payroll and benefits expenses, general and administrative expenses) and other SG&A expenses.
(e) Automotive - advertising and marketing expense and other G&A expenses.
(7)	Profit or loss from operating segments below the quantitative thresholds attributable to Other Businesses as described above. These operating segments did not meet any of the quantitative thresholds for determining reportable segments.
(8)	Capital Expenditures from operating segments below the quantitative thresholds are attributable to Other Businesses and the Corporate Office, as described above. None of these operating segments meet the quantitative thresholds for determining reportable segments.

The Company’s education division comprises the following operating segments:

	Year Ended December 31, 2024
(in thousands)	Kaplan International	Higher Education	Supplemental Education	Kaplan Corporate and Other	Intersegment Elimination	Total Education
Operating Revenues	$1,074,207	$324,815	$291,630	$5,761	$(4,635)	$1,691,778

Less: Significant Expenses (1)
Cost of Revenue (2)	361,508	247,196	51,574	—	(4,796)	655,482
Payroll and Fringe Benefits Expense (3)	299,643	17,431	126,410	27,660	—	471,144
Occupancy Expense	107,813	696	2,703	5,627	—	116,839
Advertising and Marketing Expense	32,414	6,870	30,914	630	—	70,828
Other Segment Items (4)	141,743	1,427	41,760	5,368	150	190,448
EBITDAP	$131,086	$51,195	$38,269	$(33,524)	$11	$187,037

Pension Service Cost	704	7,620	7,848	1,561		17,733
Depreciation Expense	28,683	2,825	3,487	63		35,058

Income (Loss) from Operations before Amortization of Intangible Assets and Impairment of Long-Lived Assets	$101,699	$40,750	$26,934	$(35,148)	$11	$134,246

Capital Expenditures	$22,560	$1,016	$2,413	$—		$25,989
____________

(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)	Cost of revenue reflects the amounts reported and provided to the CODM and does not necessarily reconcile to the Company's Consolidated Statement of Operations or align across reportable segments. Cost of revenue excludes charges related to depreciation, which is shown separately above.
(3)	Excludes pension service cost, which is shown separately above. Excludes any payroll and related benefits costs captured in cost of revenue.
(4)	Other segment items for each reportable segment include:
(a) Kaplan international - travel meals and entertainment expense, training and employment expense, operating fees and other G&A expenses.
(b) Higher education - training and employment expense, operating fees and other G&A expenses.
(c) Supplemental education - training and employment expense, operating fees and other G&A expenses.

Company information broken down by operating segment and education division:

	Year Ended December 31, 2023
(in thousands)	Education	Television Broadcasting	Manufacturing	Healthcare	Automotive	Total Segments
Operating Revenues	$1,587,581	$472,436	$447,910	$459,481	$1,079,893	$4,047,301
Reconciliation of Revenue
Other Businesses and Corporate Office Revenues (1)						371,233
Intersegment Elimination						(3,657)
Total Consolidated Revenues						$4,414,877

Less: Significant Expenses (2)
Cost of Revenue (3)	623,731		323,906	257,639	913,790	2,119,066
Payroll and Fringe Benefits Expense (4)	432,730	119,311			75,018	627,059
Occupancy Expense	112,230				6,562	118,792
Advertising and Marketing Expense	64,427					64,427
Networking and Programming Expense		129,827				129,827
Management Services (5)					7,312	7,312
Other Segment Items (6)	188,345	68,355	66,426	154,764	32,728	510,618
EBITDAP	$166,118	$154,943	$57,578	$47,078	$44,483	$470,200

Pension Service Cost	8,907	3,331	1,115	14,083	35	$27,471
Depreciation Expense	38,187	12,224	9,453	5,475	5,177	$70,516

Income from Operations before Amortization of Intangible Assets and Impairment of Goodwill and Other Long-Lived Assets	$119,024	$139,388	$47,010	$27,520	$39,271	$372,213

Other Businesses (7)						(98,115)
Corporate Costs						(55,600)
Amortization of Intangible Assets						(50,039)
Impairment of Goodwill and Other Long-Lived Assets						(99,066)
Income from Operations						$69,393
Equity in Losses of Affiliates, Net						(5,183)
Interest Expense, Net						(56,179)
Non-Operating Pension and Postretirement Benefit Income, Net						133,812
Gain on Marketable Equity Securities, Net						138,067
Other Income, Net						19,094
Income Before Income Taxes						$299,004

Capital Expenditures	$36,760	$9,220	$23,089	$12,992	$10,140	$92,201
Reconciliation of Capital Expenditures
Other Businesses and Corporate Office Capital Expenditures (8)						15,085
Total Capital Expenditures						$107,286
___________

(1)	Revenue from segments below the quantitative thresholds is attributable to Other Businesses and the Corporate Office, as described above. None of these operating segments meet the quantitative thresholds for determining reportable segments.
(2)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(3)	Cost of revenue reflects the amounts reported and provided to the CODM and does not necessarily reconcile to the Company's Consolidated Statement of Operations or align across reportable segments. Cost of revenue excludes charges related to depreciation, which is shown separately above.
(4)	Excludes pension service cost, which is shown separately above. Excludes any payroll and related benefits costs captured in cost of revenue.
(5)	Management and operating services provided by Christopher J. Ourisman and his team of industry professionals.
(6)	Other segment items for each reportable segment include:
(a) Education (includes Kaplan International, Kaplan Higher Education and Kaplan Supplemental Education) - training and employment expense, travel meals and entertainment expense, operating fees and other general and administrative (G&A) expenses.
(b) Television Broadcasting - other broadcast expenses, facilities expenses, third-party commission costs and other selling, general and administrative expenses (SG&A).
(c) Manufacturing - payroll and fringe benefits expense (SG&A) and other SG&A expenses.
(d) Healthcare - indirect costs (e.g. payroll and benefits expenses, general and administrative expenses) and other SG&A expenses.
(e) Automotive - advertising and marketing expense and other G&A expenses.
(7)	Profit or loss from operating segments below the quantitative thresholds attributable to Other Businesses as described above. These operating segments did not meet any of the quantitative thresholds for determining reportable segments.
(8)	Capital Expenditures from operating segments below the quantitative thresholds are attributable to Other Businesses and the Corporate Office, as described above. None of these operating segments meet the quantitative thresholds for determining reportable segments.

The Company’s education division comprises the following operating segments:

	Year Ended December 31, 2023
(in thousands)	Kaplan International	Higher Education	Supplemental Education	Kaplan Corporate and Other	Intersegment Elimination	Total Education
Operating Revenues	$966,879	$326,961	$292,776	$11,012	$(10,047)	$1,587,581

Less: Significant Expenses (1)
Cost of Revenue (2)	320,183	254,378	55,162	—	(5,992)	623,731
Payroll and Fringe Benefits Expense (3)	267,878	17,334	127,396	22,823	(2,701)	432,730
Occupancy Expense	96,636	1,044	3,827	11,035	(312)	112,230
Advertising and Marketing Expense	30,654	5,123	28,226	424	—	64,427
Other Segment Items (4)	135,172	1,987	46,381	5,818	(1,013)	188,345
EBITDAP	$116,356	$47,095	$31,784	$(29,088)	$(29)	$166,118

Pension Service Cost	325	3,737	4,147	698		8,907
Depreciation Expense	28,501	4,416	5,165	105		38,187

Income (Loss) from Operations before Amortization of Intangible Assets and Impairment of Long-Lived Assets	$87,530	$38,942	$22,472	$(29,891)	$(29)	$119,024

Capital Expenditures	$31,111	$2,394	$3,209	$46		$36,760
____________

(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)	Cost of revenue reflects the amounts reported and provided to the CODM and does not necessarily reconcile to the Company's Consolidated Statement of Operations or align across reportable segments. Cost of revenue excludes charges related to depreciation, which is shown separately above.
(3)	Excludes pension service cost, which is shown separately above. Excludes any payroll and related benefits costs captured in cost of revenue.
(4)	Other segment items for each reportable segment include:
(a) Kaplan international - travel meals and entertainment expense, training and employment expense, operating fees and other G&A expenses.
(b) Higher education - training and employment expense, operating fees and other G&A expenses.
(c) Supplemental education - training and employment expense, operating fees and other G&A expenses.

Company information broken down by operating segment and education division:

	Year Ended December 31, 2022
(in thousands)	Education	Television Broadcasting	Manufacturing	Healthcare	Automotive	Total Segments
Operating Revenues	$1,427,915	$535,651	$486,643	$326,000	$734,185	$3,510,394
Reconciliation of Revenue
Other Businesses revenues (1)						416,084
Intersegment Elimination						(1,985)
Total Consolidated Revenues						$3,924,493

Less: Significant Expenses (2)
Cost of Revenue (3)	565,637		363,782	169,208	603,125	1,701,752
Payroll and Fringe Benefits Expense (4)	394,972	119,140			56,520	570,632
Occupancy Expense	106,433				6,116	112,549
Advertising and Marketing Expense	58,026					58,026
Networking and Programming Expense		125,749				125,749
Management Services (5)					5,737	5,737
Other Segment Items (6)	160,696	67,595	58,279	122,962	24,323	433,855
EBITDAP	$142,151	$223,167	$64,582	$33,830	$38,364	$502,094

Pension Service Cost	8,934	3,554	1,104	11,008	22	$24,622
Depreciation Expense	34,114	12,294	9,399	3,781	3,709	$63,297

Income from Operations before Amortization of Intangible Assets and Impairment of Goodwill and Other Long-Lived Assets	$99,103	$207,319	$54,079	$19,041	$34,633	$414,175

Other Businesses (7)						(86,270)
Corporate Costs						(56,166)
Amortization of Intangible Assets						(58,851)
Impairment of Goodwill and Other Long-Lived Assets						(128,990)
Income from Operations						$83,898
Equity in Losses of Affiliates, Net						(2,837)
Interest Expense, Net						(51,177)
Non-Operating Pension and Postretirement Benefit Income, Net						197,939
Loss on Marketable Equity Securities, Net						(139,589)
Other Income, Net						33,500
Income Before Income Taxes						$121,734

Capital Expenditures	$46,878	$5,832	$7,968	$2,745	$3,606	$67,029
Reconciliation of Capital Expenditures
Other Businesses and Corporate Office Capital Expenditures (8)						15,373
Total Capital Expenditures						$82,402
____________

(1)	Revenue from segments below the quantitative thresholds is attributable to Other Businesses, as described above. None of these operating segments meet the quantitative thresholds for determining reportable segments.
(2)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(3)	Cost of revenue reflects the amounts reported and provided to the CODM and does not necessarily reconcile to the Company's Consolidated Statement of Operations or align across reportable segments. Cost of revenue excludes charges related to depreciation, which is shown separately above.
(4)	Excludes pension service cost, which is shown separately above. Excludes any payroll and related benefits costs captured in cost of revenue.
(5)	Management and operating services provided by Christopher J. Ourisman and his team of industry professionals.
(6)	Other segment items for each reportable segment include:
(a) Education (includes Kaplan International, Kaplan Higher Education and Kaplan Supplemental Education) - training and employment expense, travel meals and entertainment expense, operating fees and other general and administrative (G&A) expenses.
(b) Television Broadcasting - other broadcast expenses, facilities expenses, third-party commission costs and other selling, general and administrative expenses (SG&A).
(c) Manufacturing - payroll and fringe benefits expense (SG&A) and other SG&A expenses.
(d) Healthcare - indirect costs (e.g. payroll and benefits expenses, general and administrative expenses) and other SG&A expenses.
(e) Automotive - advertising and marketing expense and other G&A expenses.
(7)	Profit or loss from operating segments below the quantitative thresholds attributable to Other Businesses as described above. These operating segments did not meet any of the quantitative thresholds for determining reportable segments.
(8)	Capital Expenditures from operating segments below the quantitative thresholds are attributable to Other Businesses and the Corporate Office, as described above. None of these operating segments meet the quantitative thresholds for determining reportable segments.

The Company’s education division comprises the following operating segments:

	Year Ended December 31, 2022
(in thousands)	Kaplan International	Higher Education	Supplemental Education	Kaplan Corporate and Other	Intersegment Elimination	Total Education
Operating Revenues	$816,239	$310,407	$301,625	$9,853	$(10,209)	$1,427,915

Less: Significant Expenses (1)
Cost of Revenue (2)	262,579	248,447	58,517	—	(3,906)	565,637
Payroll and Fringe Benefits Expense (3)	234,602	21,254	131,243	12,582	(4,709)	394,972
Occupancy Expense	90,519	1,137	4,475	10,521	(219)	106,433
Advertising and Marketing Expense	26,715	3,657	26,910	744	—	58,026
Other Segment Items (4)	106,218	2,878	48,953	3,977	(1,330)	160,696
EBITDAP	$95,606	$33,034	$31,527	$(17,971)	$(45)	$142,151

Pension Service Cost	270	3,842	4,114	708		8,934
Depreciation Expense	23,270	4,373	6,344	127		34,114

Income (Loss) from Operations before Amortization of Intangible Assets and Impairment of Long-Lived Assets	$72,066	$24,819	$21,069	$(18,806)	$(45)	$99,103

Capital Expenditures	$39,206	$1,398	$4,749	$1,525		$46,878
____________

(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)	Cost of revenue reflects the amounts reported and provided to the CODM and does not necessarily reconcile to the Company's Consolidated Statement of Operations or align across reportable segments. Cost of revenue excludes charges related to depreciation, which is shown separately above.
(3)	Excludes pension service cost, which is shown separately above. Excludes any payroll and related benefits costs captured in cost of revenue.
(4)	Other segment items for each reportable segment include:
(a) Kaplan international - travel meals and entertainment expense, training and employment expense, operating fees and other G&A expenses.
(b) Higher education - training and employment expense, operating fees and other G&A expenses.
(c) Supplemental education - training and employment expense, operating fees and other G&A expenses.
Asset information for the Company’s business segments is as follows:

	As of December 31
(in thousands)	2024	2023
Identifiable Assets
Education	$1,963,878	$2,021,471
Television broadcasting	402,200	419,557
Manufacturing	411,137	431,712
Healthcare	308,591	265,150
Automotive	582,105	597,267
Total Segments	3,667,911	3,735,157
Other businesses	338,089	368,542
Corporate office	139,126	93,760
Investments in Marketable Equity Securities	852,434	690,153
Investments in Affiliates	169,125	186,480
Prepaid Pension Cost	2,510,520	2,113,638
Total Assets	$7,677,205	$7,187,730
Asset information for the Company’s education division is as follows:

	As of December 31
(in thousands)	2024	2023
Identifiable Assets
Kaplan international	$1,500,846	$1,537,989
Higher education	182,442	187,972
Supplemental education	238,836	249,519
Kaplan corporate and other	41,754	45,991
	$1,963,878	$2,021,471