Form 10-Q
period 2025-03-31
Graham Holdings Co
filed 2025-04-30
CIK 104889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2025
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
Shares outstanding at April 25, 2025:
Class A Common Stock – 964,001 Shares
Class B Common Stock – 3,395,988 Shares

GRAHAM HOLDINGS COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31

(in thousands, except per share amounts)	2025	2024
Operating Revenues
Sales of services	$647,507	$646,410
Sales of goods	518,408	506,252
	1,165,915	1,152,662
Operating Costs and Expenses
Cost of services sold (exclusive of items shown below)	386,136	387,743
Cost of goods sold (exclusive of items shown below)	433,222	432,220
Selling, general and administrative	270,706	263,979
Depreciation of property, plant and equipment	20,554	22,527
Amortization of intangible assets	7,824	10,751
	1,118,442	1,117,220
Income from Operations	47,473	35,442
Equity in (losses) earnings of affiliates, net	(8,428)	2,331
Interest income	2,500	2,178
Interest expense	(82,277)	(19,328)
Non-operating pension and postretirement benefit income, net	34,617	42,417
Gain on marketable equity securities, net	43,801	104,152
Other (expense) income, net	(4,065)	1,647
Income Before Income Taxes	33,621	168,839
Provision for Income Taxes	7,900	43,500
Net Income	25,721	125,339
Net Income Attributable to Noncontrolling Interests	(1,827)	(959)
Net Income Attributable to Graham Holdings Company Common Stockholders	$23,894	$124,380

Per Share Information Attributable to Graham Holdings Company Common Stockholders
Basic net income per common share	$5.50	$27.87
Basic average number of common shares outstanding	4,320	4,432
Diluted net income per common share	$5.45	$27.72
Diluted average number of common shares outstanding	4,358	4,457
See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31
(in thousands)	2025	2024
Net Income	$25,721	$125,339
Other Comprehensive Income (Loss), Before Tax
Foreign currency translation adjustments:
Translation adjustments arising during the period	14,267	(13,284)
Pension and other postretirement plans:
Amortization of net prior service credit included in net income	(519)	(494)
Amortization of net actuarial gain included in net income	(379)	(12,987)
	(898)	(13,481)
Cash flow hedges (loss) gain	(679)	1,111
Other Comprehensive Income (Loss), Before Tax	12,690	(25,654)
Income tax benefit related to items of other comprehensive income (loss)	406	3,162
Other Comprehensive Income (Loss), Net of Tax	13,096	(22,492)
Comprehensive Income	38,817	102,847
Comprehensive income attributable to noncontrolling interests	(1,827)	(959)
Total Comprehensive Income Attributable to Graham Holdings Company	$36,990	$101,888

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands)	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$156,700	$260,852
Restricted cash	48,915	37,001
Investments in marketable equity securities and other investments	909,039	858,743
Accounts receivable, net	499,668	514,426
Inventories and contracts in progress	262,489	295,808
Prepaid expenses	135,178	116,472
Income taxes receivable	5,168	7,714
Other current assets (includes $1,323 and $0 of cash held for sale, respectively)	9,553	7,608
Total Current Assets	2,026,710	2,098,624
Property, Plant and Equipment, Net	543,706	549,364
Lease Right-of-Use Assets	392,668	388,419
Investments in Affiliates	156,935	169,125
Goodwill, Net	1,509,399	1,500,036
Indefinite-Lived Intangible Assets	164,998	164,323
Amortized Intangible Assets, Net	47,634	56,696
Prepaid Pension Cost	2,533,255	2,510,520
Deferred Income Taxes	8,972	8,908
Deferred Charges and Other Assets	231,623	231,190
Total Assets	$7,615,900	$7,677,205

Liabilities and Equity
Current Liabilities
Accounts payable, vehicle floor plan payable and accrued liabilities	$611,913	$712,505
Deferred revenue	402,047	390,976
Income taxes payable	9,164	11,502
Mandatorily redeemable noncontrolling interest	8,371	—
Current portion of lease liabilities	61,156	58,239
Current portion of long-term debt	149,178	26,577
Dividends declared	7,849	—
Total Current Liabilities	1,249,678	1,199,799
Accrued Compensation and Related Benefits	130,534	136,101
Other Liabilities	27,329	27,361
Deferred Income Taxes	739,871	739,260
Mandatorily Redeemable Noncontrolling Interest	12,349	159,548
Lease Liabilities	371,331	362,885
Long-Term Debt	715,457	721,615
Total Liabilities	3,246,549	3,346,569
Commitments and Contingencies (Note 14)
Redeemable Noncontrolling Interests	43,586	43,821
Preferred Stock	—	—
Common Stockholders’ Equity
Common stock	20,000	20,000
Capital in excess of par value	368,074	356,919
Retained earnings	8,039,982	8,031,750
Accumulated other comprehensive income, net of taxes
Cumulative foreign currency translation adjustment	(43,777)	(58,044)
Unrealized gain on pensions and other postretirement plans	393,281	393,949
Cash flow hedges	(1,611)	(1,108)
Cost of Class B common stock held in treasury	(4,481,534)	(4,486,805)
Total Common Stockholders’ Equity	4,294,415	4,256,661
Noncontrolling Interests	31,350	30,154
Total Equity	4,325,765	4,286,815
Total Liabilities and Equity	$7,615,900	$7,677,205
See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31
(in thousands)	2025	2024
Cash Flows from Operating Activities
Net Income	$25,721	$125,339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	28,378	33,278
Amortization of lease right-of-use asset	14,103	16,866
Net pension benefit and special separation benefit expense	(23,253)	(29,056)
Gain on marketable equity securities and cost method investments, net	(43,801)	(103,746)
Loss (gain) on disposition of property, plant and equipment and investments, net	276	(487)
Credit loss expense	1,140	1,696
Stock-based compensation expense, net of forfeitures	1,546	1,444
Foreign exchange loss (gain)	4,379	(617)
Equity in losses (earnings) of affiliates, net of distributions	12,241	(131)
Provision for deferred income taxes	941	12,255
Change in operating assets and liabilities:
Accounts receivable	16,550	21,523
Inventories	35,808	(28,754)
Accounts payable and accrued liabilities	(72,779)	(43,762)
Deferred revenue	3,443	(1,130)
Income taxes receivable/payable	(164)	27,161
Lease liabilities	(7,337)	(16,424)
Other assets and other liabilities, net	48,946	(14,958)
Other	(124)	570
Net Cash Provided by Operating Activities	46,014	1,067
Cash Flows from Investing Activities
Purchases of property, plant and equipment	(15,482)	(21,258)
Purchases of marketable equity securities	(4,823)	—
Net proceeds from disposition of a business, property, plant and equipment and investments	940	495
Investments in equity affiliates and cost method investments	(225)	(526)
Other	1,000	327
Net Cash Used in Investing Activities	(18,590)	(20,962)
Cash Flows from Financing Activities
Distributions paid to noncontrolling interests	(188,253)	(797)
Net borrowings under revolving credit facilities	121,400	9,245
Net (repayments of) proceeds from vehicle floor plan payable	(32,301)	26,803
Dividends paid	(7,813)	(7,678)
Repayments of borrowings	(7,139)	(4,902)
Principal payments of finance leases	(4,441)	(1,852)
Common shares repurchased	(3,468)	(20,028)
Other	288	735
Net Cash (Used in) Provided by Financing Activities	(121,727)	1,526
Effect of Currency Exchange Rate Change	3,388	(4,539)
Net Decrease in Cash and Cash Equivalents and Restricted Cash	(90,915)	(22,908)
Beginning Cash and Cash Equivalents and Restricted Cash	297,853	201,891
Ending Cash and Cash Equivalents and Restricted Cash	$206,938	$178,983

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
As of December 31, 2024	$20,000	$356,919	$8,031,750	$334,797	$(4,486,805)	$30,154	$4,286,815	$43,821
Net income for the period			25,721				25,721
Net income attributable to noncontrolling interests			(1,129)			1,129	—
Net income attributable to redeemable noncontrolling interests			(698)				(698)	698
Change in redemption value of redeemable noncontrolling interests						634	634	8
Noncontrolling interest capital contribution						180	180
Distributions to noncontrolling interests						(747)	(747)	(941)
Dividends on common stock			(15,662)				(15,662)
Repurchase of Class B common stock					(3,468)		(3,468)
Issuance of Class B common stock, net of restricted stock award forfeitures		9,431			9,141		18,572
Shares withheld related to net share settlement					(402)		(402)
Amortization of unearned stock compensation and stock option expense		1,724					1,724
Other comprehensive income, net of income taxes				13,096			13,096
As of March 31, 2025	$20,000	$368,074	$8,039,982	$347,893	$(4,481,534)	$31,350	$4,325,765	$43,586

(in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
As of December 31, 2023	$20,000	$372,040	$7,337,463	$614,337	$(4,368,103)	$26,131	$4,001,868	$24,185
Net income for the period			125,339				125,339
Net income attributable to noncontrolling interests			(633)			633	—
Net income attributable to redeemable noncontrolling interests			(326)				(326)	326
Change in redemption value of redeemable noncontrolling interests						284	284	164
Noncontrolling interest capital contribution						200	200
Distributions to noncontrolling interests						(256)	(256)	(450)
Dividends on common stock			(15,352)				(15,352)
Repurchase of Class B common stock					(20,227)		(20,227)
Issuance of Class B common stock, net of restricted stock award forfeitures		(344)			117		(227)
Amortization of unearned stock compensation and stock option expense		1,671					1,671
Other comprehensive loss, net of income taxes				(22,492)			(22,492)
As of March 31, 2024	$20,000	$373,367	$7,446,491	$591,845	$(4,388,213)	$26,992	$4,070,482	$24,225

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

Through Kaplan, Inc. (Kaplan), the Company provides a wide variety of educational services to students, schools, colleges, universities and businesses, both domestically and outside the United States (U.S.). Kaplan’s educational services include academic preparation programs for international students; English-language programs; operations support services for pre-college, certificate, undergraduate and graduate programs; exam preparation for high school and graduate students and for professional certifications and licensures; career and academic advisement services to businesses; and a United Kingdom sixth-form college that prepares students for A-level examinations.
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
Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States of America (GAAP) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (SEC). They include the assets, liabilities, results of operations and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or otherwise controlled by the Company. As permitted under such rules, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the three months ended March 31, 2025 and 2024 may not be indicative of the Company’s future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
Assets Held for Sale – An asset or business is classified as held for sale when (i) management commits to a plan to sell the asset or business; (ii) the asset or business is available for immediate sale in its present condition; (iii) the asset or business is actively marketed for sale at a reasonable price; (iv) the sale is expected to be completed within one year; and (v) it is unlikely significant changes to the plan will be made or that the plan will be withdrawn. The assets and related liabilities are aggregated and reported separately in the Company’s Condensed Consolidated Financial Statements (see Note 2).
Recently Adopted and Issued Accounting Pronouncements – In December 2023, the Financial Accounting Standards Board (FASB) issued new guidance that requires enhanced income tax disclosures related to the rate reconciliation, information on income taxes paid and other items. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The standard permits both prospective and retrospective application. The Company is in the process of evaluating the impact of this new guidance on the disclosures within its Condensed Consolidated Financial Statements.
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
Acquisition-related costs for acquisitions that closed during the first three months of 2024 were expensed as incurred.

Disposition of Businesses. In March 2025, World of Good Brands (WGB) completed the sale of a small business, which was included in other businesses.
In June and September 2024, WGB completed the sales of small businesses. In July 2024, Kaplan completed the sale of a small business, Red Marker, which was included in Kaplan International.
During the first quarter of 2025, Kaplan initiated the sale of a small business, BridgeU Limited (BridgeU), which is included in Kaplan International. As a result, the Company classified BridgeU’s assets and liabilities as held for sale in the Company’s Condensed Consolidated Balance Sheet as of March 31, 2025. The held for sale assets and liabilities consist of $1.7 million of current assets (included in Other current assets), $2.8 million of noncurrent assets (included in Deferred Charges and Other Assets), $0.6 million of current liabilities (included in Accounts payable, vehicle floor plan payable and accrued liabilities), and $2.2 million of noncurrent liabilities (included in Other Liabilities). The sale closed in April 2025.
Other Transactions. On February 25, 2025, the Company and a group of minority shareholders entered into an agreement to settle a significant portion of the mandatorily redeemable noncontrolling interest related to GHC One LLC (GHC One), including CSI Pharmacy Holding Company, LLC (CSI), for a total of $205 million, which consisted of approximately $186.25 million in cash and $18.75 million in Graham Holdings Company Class B common stock.
The settlement agreement resulted in a $66.2 million increase to the mandatorily redeemable noncontrolling interest obligation, which the Company recorded as interest expense in the first quarter of 2025. The remaining mandatorily redeemable noncontrolling interest obligation related to GHC One and GHC Two LLC (GHC Two) was $20.7 million at March 31, 2025, with $8.4 million included in current liabilities due to the expected dissolution of GHC One by March 31, 2026.
In December 2024, the Company acquired some of the minority-owned shares of CSI for a total estimated amount of $2.0 million. The Company paid cash of $0.6 million and entered into a promissory note with the minority owner for the remaining $1.4 million at an interest rate of 5.5% per annum. The note is included in other indebtedness (see Note 7) and is due and payable on January 31, 2026. Following the redemption, the Company owns 87.5% of CSI.
As of March 31, 2025, the Company holds a controlling financial interest in GHC One and GHC Two and therefore includes the assets, liabilities, results of operations and cash flows in its consolidated financial statements. GHC One acquired Clarus during 2019. GHC Two acquired Impact Medical during 2021 and Skin Clique and Surpass in 2022. The Company accounts for the minority ownership of the group of senior managers in GHC One and GHC Two as a mandatorily redeemable noncontrolling interest (see Note 8).

3. INVESTMENTS
Money Market Investments. As of March 31, 2025 and December 31, 2024, the Company had money market investments of $6.2 million and $3.9 million, respectively, that are classified as cash and cash equivalents in the Company’s Condensed Consolidated Balance Sheets.
Investments in Marketable Equity Securities. Investments in marketable equity securities consist of the following:

	As of
	March 31, 2025	December 31, 2024
(in thousands)
Total cost	$231,976	$227,153
Gross unrealized gains	684,754	627,760
Gross unrealized losses	(15,671)	(2,479)
Total Fair Value	$901,059	$852,434
At March 31, 2025 and December 31, 2024, the Company owned 55,430 shares in Markel Group Inc. (Markel) valued at $103.6 million and $95.7 million, respectively. The Chief Executive Officer of Markel, Mr. Thomas S. Gayner, is a member of the Company’s Board of Directors. As of March 31, 2025, the Company owned 422 Class A and 482,945 Class B shares in Berkshire Hathaway valued at $594.1 million, which exceeded 5% of the Company’s total assets.
The Company purchased $4.8 million of marketable equity securities during the first three months of 2025. There were no purchases of marketable equity securities during the first three months of 2024. There were no sales of marketable equity securities during the first three months of 2025 and 2024.
Investments in Affiliates. As of March 31, 2025, the Company’ healthcare subsidiary held investments in several other affiliates that Graham Healthcare Group (GHG) actively manages; GHG held a 40% interest in each of the following affiliates: Residential Home Health Illinois, Residential Hospice Illinois, Mary Free Bed at Home, and Allegheny Health Network Healthcare at Home. For the three months ended March 31, 2025 and 2024, the Company recorded $3.8 million and $4.1 million, respectively, in revenue for services provided to the affiliates of GHG.
As of March 31, 2025, the Company held an approximate 18% interest in Intersection Holdings, LLC (Intersection), and accounts for its investment under the equity method. The Company holds two of the ten seats of Intersection’s governing board, which allows the Company to exercise significant influence over Intersection. In April 2023, the Company loaned Intersection $30.0 million, which is repayable over 5 years at an interest rate of 9% per annum. The outstanding balance on this loan was $24.7 million as of March 31, 2025. The loan is repayable by May 2028.
As of March 31, 2025, the Company held a 50.4% and 41.4% interest in N2K Networks and Realm, respectively, on a fully diluted basis, and accounts for these investments under the equity method. The Company holds two of the five seats of N2K Networks’ governing board with the other shareholders retaining substantive participation rights to control the financial and operating decisions of N2K Networks through representation on the board. In May 2024, the Company entered into a convertible promissory note agreement to loan N2K Networks $2.0 million. The convertible promissory note bears interest at a rate of 12% per annum and, subject to conversion provisions, all unpaid interest and principal are due by May 2027.
The Company had $27.7 million and $38.0 million in its investment account that represents cumulative undistributed income in its investments in affiliates as of March 31, 2025 and December 31, 2024, respectively.
Additionally, Kaplan International Holdings Limited (KIHL) held a 45% interest in a joint venture formed with University of York. KIHL loaned the joint venture £22 million, which is repayable over 25 years at an interest rate of 7% and guaranteed by the University of York. The outstanding balance on this loan was £19.3 million as of March 31, 2025. The loan is repayable by December 2041.
Cost Method Investments. The Company held investments without readily determinable fair values in a number of equity securities that are accounted for as cost method investments, which are recorded at cost, less impairment, and adjusted for observable price changes for identical or similar investments of the same issuer. The carrying value of these investments was $75.0 million and $74.8 million as of March 31, 2025 and December 31, 2024, respectively. During the three months ended March 31, 2024, the Company recorded impairment losses of $0.4 million to equity securities that are accounted for as cost method investments.

4. ACCOUNTS RECEIVABLE, ACCOUNTS PAYABLE, VEHICLE FLOOR PLAN PAYABLE AND ACCRUED LIABILITIES
Accounts receivable consist of the following:

	As of
	March 31, 2025	December 31, 2024
(in thousands)
Receivables from contracts with customers, less estimated credit losses of $24,071 and $23,719	$459,648	$477,827
Other receivables	40,020	36,599
	$499,668	$514,426
Credit loss expense was $1.1 million and $1.7 million for the three months ended March 31, 2025 and 2024, respectively.
Accounts payable, vehicle floor plan payable and accrued liabilities consist of the following:

	As of
	March 31, 2025	December 31, 2024
(in thousands)
Accounts payable	$146,615	$160,384
Vehicle floor plan payable	115,583	147,884
Accrued compensation and related benefits	134,281	172,915
Other accrued liabilities	215,434	231,322
	$611,913	$712,505
Cash overdrafts of $0.5 million are included in accounts payable as of March 31, 2025.
The Company finances new, used and service loaner vehicle inventory through standardized floor plan facilities with Truist Bank and Toyota Motor Credit Corporation and Ford Motor Credit Company. At March 31, 2025, the floor plan facilities bore interest at variable rates that are based on Secured Overnight Financing Rate (SOFR) and prime-based interest rates. The weighted average interest rate for the floor plan facilities was 6.3% and 6.9% for the three months ended March 31, 2025 and 2024, respectively. The Company incurred floor plan interest expense of $2.2 million and $3.0 million for the three months ended March 31, 2025 and 2024, respectively, which is included in interest expense in the Condensed Consolidated Statements of Operations. Changes in the vehicle floor plan payable are reported as cash flows from financing activities in the Condensed Consolidated Statements of Cash Flows.
The floor plan facilities are collateralized by vehicle inventory and other assets of the relevant dealership subsidiary, and contain a number of covenants, including, among others, covenants restricting the dealership subsidiary with respect to the creation of liens and changes in ownership, officers and key management personnel. The Company was in compliance with all of these restrictive covenants as of March 31, 2025.
The floor plan interest expense related to the vehicle floor plan arrangements is offset by amounts received from manufacturers in the form of floor plan assistance capitalized in inventory and recorded against cost of goods sold in the Condensed Consolidated Statements of Operations when the associated inventory is sold. For the three months ended March 31, 2025 and 2024, the Company recognized a reduction in cost of goods sold of $2.0 million and $2.2 million, respectively, related to manufacturer floor plan assistance.
As of March 31, 2025 and December 31, 2024, the Company had $100.3 million and $133.5 million, respectively, in obligations outstanding related to floor plan facilities associated with new vehicles.
5. INVENTORIES AND CONTRACTS IN PROGRESS
Inventories and contracts in progress consist of the following:

	As of
	March 31, 2025	December 31, 2024
(in thousands)
Raw materials	$44,260	$46,058
Work-in-process	12,706	12,685
Finished goods	204,338	234,344
Contracts in progress	1,185	2,721
	$262,489	$295,808

6. GOODWILL AND OTHER INTANGIBLE ASSETS
Amortization of intangible assets for the three months ended March 31, 2025 and 2024, was $7.8 million and $10.8 million, respectively. Amortization of intangible assets is estimated to be approximately $20 million for the remainder of 2025, $20 million in 2026, $5 million in 2027, $2 million in 2028 and $1 million in 2029.
The changes in the carrying amount of goodwill, by segment, were as follows:

(in thousands)	Education	Television Broadcasting	Manufacturing	Healthcare	Automotive	Other Businesses	Total
Balance as of December 31, 2024
Goodwill	$1,146,335	$190,815	$234,993	$135,038	$129,280	$251,216	$2,087,677
Accumulated impairment losses	(331,151)	—	(82,062)	—	—	(174,428)	(587,641)
	815,184	190,815	152,931	135,038	129,280	76,788	1,500,036
Reclassification to assets held for sale	(1,070)	—	—	—	—	—	(1,070)
Foreign currency exchange rate changes	10,433	—	—	—	—	—	10,433
Balance as of March 31, 2025
Goodwill	1,155,698	190,815	234,993	135,038	129,280	251,216	2,097,040
Accumulated impairment losses	(331,151)	—	(82,062)	—	—	(174,428)	(587,641)
	$824,547	$190,815	$152,931	$135,038	$129,280	$76,788	$1,509,399
The changes in carrying amount of goodwill at the Company’s education division were as follows:

(in thousands)	Kaplan International	Higher Education	Supplemental Education	Total
Balance as of December 31, 2024
Goodwill	$580,495	$174,564	$391,276	$1,146,335
Accumulated impairment losses	—	(111,324)	(219,827)	(331,151)
	580,495	63,240	171,449	815,184
Reclassification to assets held for sale	(1,070)	—	—	(1,070)
Foreign currency exchange rate changes	10,424	—	9	10,433
Balance as of March 31, 2025
Goodwill	589,849	174,564	391,285	1,155,698
Accumulated impairment losses	—	(111,324)	(219,827)	(331,151)
	$589,849	$63,240	$171,458	$824,547
Other intangible assets consist of the following:

		As of March 31, 2025			As of December 31, 2024
(in thousands)	Useful Life Range	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Student and customer relationships	2–10 years	$280,411	$255,881	$24,530	$281,140	$252,969	$28,171
Trade names and trademarks	2–10 years	113,280	95,705	17,575	116,081	94,408	21,673
Network affiliation agreements	10 years	17,400	14,282	3,118	17,400	13,848	3,552
Databases and technology	3–6 years	31,705	31,705	—	33,290	33,290	—
Other	1–8 years	41,514	39,103	2,411	41,514	38,214	3,300
		$484,310	$436,676	$47,634	$489,425	$432,729	$56,696
Indefinite-Lived Intangible Assets
Franchise agreements		$92,158			$92,158
Trade names and trademarks		61,669			60,994
FCC licenses		11,000			11,000
Other		171			171
		$164,998			$164,323

7. DEBT
The Company’s borrowings consist of the following:

				As of
(in thousands)	Maturities	Stated Interest Rate	Effective Interest Rate	March 31, 2025	December 31, 2024
Unsecured notes (1)	2026	5.75%	5.75%	$399,162	$398,985
Revolving credit facility	2027	5.79% - 7.88%	6.06%	184,719	62,836
Term loan (2)	2027	6.16% - 6.21%	6.27%	138,278	140,099
Real estate term loan (3)	2028	6.06% - 6.09%	6.14%	69,858	70,795
Capital term loan (4)	2028	6.31% - 6.34%	6.89%	55,189	56,770
Other indebtedness	2025 - 2028	2.50% - 8.00%		17,429	18,707
Total Debt				864,635	748,192
Less: current portion				(149,178)	(26,577)
Total Long-Term Debt				$715,457	$721,615
____________
(1)     The carrying value is net of $0.8 million and $1.0 million of unamortized debt issuance costs as of March 31, 2025 and December 31, 2024, respectively.
(2)     The carrying value is net of $0.5 million of unamortized debt issuance costs as of March 31, 2025 and December 31, 2024.
(3)     The carrying value is net of $0.1 million of unamortized debt issuance costs as of March 31, 2025 and December 31, 2024.
(4)     The carrying value is net of $0.6 million of unamortized debt issuance costs as of March 31, 2025 and December 31, 2024.
At March 31, 2025 and December 31, 2024, the fair value of the Company’s 5.75% unsecured notes, based on quoted market prices (Level 2 fair value assessment), totaled $401.0 million and $398.9 million, respectively.
The outstanding balance on the Company’s $300 million unsecured revolving credit facility was $184.7 million as of March 31, 2025, consisting of U.S. dollar borrowings of $120 million with interest payable at SOFR plus 1.375%, and British Pound (GBP) borrowings of £50 million with interest payable at Daily Sterling Overnight Index Average (SONIA) plus 1.375%.
The fair value of the Company’s other debt, which is based on Level 2 inputs, approximates its carrying value as of March 31, 2025 and December 31, 2024. The Company is in compliance with all financial covenants of the revolving credit facility and term loans as of March 31, 2025.
During the three months ended March 31, 2025 and 2024, the Company had average borrowings outstanding of approximately $789.1 million and $810.7 million, respectively, at average annual interest rates of approximately 6.0% and 6.4%, respectively. During the three months ended March 31, 2025 and 2024, the Company incurred net interest expense of $79.8 million and $17.2 million, respectively.
During the three months ended March 31, 2025 and 2024, the Company recorded interest expense of $66.4 million and $1.9 million, respectively, to adjust the fair value of the mandatorily redeemable noncontrolling interest. The fair value of the mandatorily redeemable noncontrolling interest was based on the fair value of the underlying subsidiaries owned by GHC One and GHC Two, after taking into account any debt and other noncontrolling interests of its subsidiary investments. The fair value of the owned subsidiaries is determined by reference to either a discounted cash flow or EBITDA multiple, which approximates fair value (Level 3 fair value assessment) (See Note 2 and 8).

8. FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	As of March 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market investments (1)	$—	$6,212	$—	$6,212
Marketable equity securities (2)	901,059	—	—	901,059
Other current investments (3)	—	7,980	—	7,980
Total Financial Assets	$901,059	$14,192	$—	$915,251
Liabilities
Contingent consideration liabilities (4)	$—	$—	$1,485	$1,485
Interest rate swaps (5)	—	2,112	—	2,112
Mandatorily redeemable noncontrolling interest (6)	—	—	20,720	20,720
Total Financial Liabilities	$—	$2,112	$22,205	$24,317

	As of December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market investments (1)	$—	$3,908	$—	$3,908
Marketable equity securities (2)	852,434	—	—	852,434
Other current investments (3)	—	6,309	—	6,309
Foreign exchange swap (7)	—	710	—	710
Total Financial Assets	$852,434	$10,927	$—	$863,361
Liabilities
Contingent consideration liabilities (4)	$—	$—	$1,419	$1,419
Interest rate swaps (5)	—	1,419	—	1,419
Mandatorily redeemable noncontrolling interest (6)	—	—	159,548	159,548
Total Financial Liabilities	$—	$1,419	$160,967	$162,386
____________

(1)	The Company’s money market investments are included in cash and cash equivalents and the value considers the liquidity of the counterparty.
(2)
The Company’s investments in marketable equity securities are held in common shares of U.S. corporations that are actively traded on U.S. stock exchanges. Price quotes for these shares are readily available.

(3)	Includes mutual funds, which are valued using a market approach based on the quoted market prices of the security or inputs that include quoted market prices for similar instruments.
(4)	Included in Accounts payable, vehicle floor plan payable and accrued liabilities and Other Liabilities. The Company determined the fair value of the contingent consideration liabilities using either a Monte Carlo simulation, Black-Scholes model, or probability-weighted analysis depending on the type of target included in the contingent consideration requirements (revenue, EBITDA, client retention). All analyses included estimated financial projections for the acquired businesses and acquisition-specific discount rates.
(5)	Included in Other Liabilities. The Company utilized a market approach model using the notional amount of the interest rate swaps multiplied by the observable inputs of time to maturity and market interest rates.
(6)	The fair value of the mandatorily redeemable noncontrolling interest is based on the fair value of the underlying subsidiaries owned by GHC One and GHC Two, after taking into account any debt and other noncontrolling interests of its subsidiary investments. The fair value of the owned subsidiaries is determined using enterprise value analyses which include an equal weighing between guideline public company and discounted cash flow analyses.
(7)	Included in Other current assets and valued based on a valuation model that calculates the differential between the contract price and the market-based forward rate.

The following tables provide a reconciliation of changes in the Company’s financial liabilities measured at fair value on a recurring basis, using Level 3 inputs:

(in thousands)	Contingent consideration liabilities	Mandatorily redeemable noncontrolling interest
As of December 31, 2024	$1,419	$159,548
Changes in fair value (1)	—	66,407
Capital contributions	—	80
Accretion of value included in net income (1)	46	—
Settlements or distributions	—	(205,315)
Foreign currency exchange rate changes	20	—
As of March 31, 2025	$1,485	$20,720

(in thousands)	Contingent consideration liabilities	Mandatorily redeemable noncontrolling interest
As of December 31, 2023	$788	$40,764
Changes in fair value (1)	—	1,876
Accretion of value included in net income (1)	6	—
Settlements or distributions	(719)	(91)
As of March 31, 2024	$75	$42,549
____________

(1)	Changes in fair value and accretion of value of contingent consideration liabilities are included in Selling, general and administrative expenses and the changes in fair value of mandatorily redeemable noncontrolling interest is included in Interest expense in the Company’s Condensed Consolidated Statements of Operations.
Mandatorily Redeemable Noncontrolling Interest. The mandatorily redeemable noncontrolling interest represents the ownership portion of a group of minority shareholders, consisting of a group of senior managers of the healthcare business, in subsidiaries of GHG. The Company established GHC One and GHC Two as vehicles to invest in a portfolio of healthcare businesses together with the group of senior managers of GHG. As the holder of preferred units, the Company is obligated to contribute 95% of the capital required for the acquisition of portfolio investments with the remaining 5% of the capital coming from the group of senior managers. The operating agreements of GHC One and GHC Two require the dissolution of the entities on March 31, 2026, and March 31, 2029, respectively, at which time the net assets will be distributed to its members. As a preferred unit holder, the Company will receive an amount up to its contributed capital plus a preferred annual return of 8% (guaranteed return) after the group of senior managers has received the redemption of their 5% interest in net assets (manager return). All distributions in excess of the manager and guaranteed return will be paid to common unit holders, which currently comprise the group of senior managers of GHG. The Company may convert its preferred units to common units at any time after which it will receive 80% of all distributions in excess of the manager return, with the remaining 20% of excess distributions going to the group of senior managers as holders of the other common units. The mandatorily redeemable noncontrolling interest is reported as a current and noncurrent liability at March 31, 2025 and a noncurrent liability at December 31, 2024 in the Condensed Consolidated Balance Sheets.
Other. During the three months ended March 31, 2024, the Company recorded impairment losses of $0.4 million to equity securities that are accounted for as cost method investments.
9. REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company generated 78% of its revenue from U.S. domestic sales for each of the three months ended March 31, 2025 and 2024. The remaining 22% of revenue was generated from non-U.S. sales for each of the three months ended March 31, 2025 and 2024.
For each of the three months ended March 31, 2025 and 2024, the Company recognized 54% of its revenue over time as control of the services and goods transferred to the customer, and the remaining 46% at a point in time, when the customer obtained control of the promised goods.
Contract Assets. As of March 31, 2025, the Company recognized a contract asset of $36.1 million related to a contract at a Kaplan International business, of which $3.8 million is included in Other current assets and $32.3 million is included in Deferred Charges and Other Assets. The Company expects to recognize an additional $256.9 million related to the remaining performance obligation in the contract over the next four years. As of December 31, 2024, the contract asset was $36.6 million, of which $1.9 million was included in Other current assets and $34.7 million was included in Deferred Charges and Other Assets. Additional contract assets of $2.7 million and $3.1 million are included in Other current assets on the Company’s Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, respectively.

Deferred Revenue. The Company records deferred revenue when cash payments are received or due in advance of the Company’s performance which includes some payments that are refundable due to the contractual right of the customer to cancel the agreement. As of March 31, 2025 and December 31, 2024, 17% and 19%, respectively, of the Company’s deferred revenue consisted of prepaid amounts which are refundable. The following table presents the change in the Company’s deferred revenue balance:

	As of
	March 31, 2025	December 31, 2024%
(in thousands)			Change
Deferred revenue	$408,272	$397,435	3
The majority of the change in the deferred revenue balance is related to increases within the Supplemental Education division, offset by changes due to the cyclical nature of services in the Kaplan international division. During the three months ended March 31, 2025, the Company recognized $206.0 million related to the Company’s deferred revenue balance as of December 31, 2024, including $27.5 million of prepaid amounts which were refundable at the prior year-end.
Revenue allocated to remaining performance obligations represents deferred revenue amounts that will be recognized as revenue in future periods. As of March 31, 2025, the deferred revenue balance related to certain medical and nursing qualifications with an original contract length greater than twelve months at Kaplan Supplemental Education was $6.0 million. Kaplan Supplemental Education expects to recognize 67% of this revenue over the next twelve months and the remainder thereafter.
Costs to Obtain a Contract. The following table presents changes in the Company’s costs to obtain a contract asset:

(in thousands)	Balance at Beginning of Period	Costs associated with new contracts	Less: Costs amortized during the period	Other	Balance at End of Period
2025	$42,121	$26,152	$(25,700)	$1,067	$43,640
The majority of other activity was related to currency translation adjustments for the three months ended March 31, 2025.
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

The following reflects the Company’s net income and share data used in the basic and diluted earnings per share computations using the two-class method:

	Three Months Ended March 31
(in thousands, except per share amounts)	2025	2024
Numerator:
Numerator for basic earnings per share:
Net income attributable to Graham Holdings Company common stockholders	$23,894	$124,380
Less: Dividends paid-common stock outstanding and unvested restricted shares	(15,662)	(15,352)
Undistributed earnings	8,232	109,028
Percent allocated to common stockholders	99.38%	99.33%
	8,182	108,295
Add: Dividends paid-common stock outstanding	15,563	15,250
Numerator for basic earnings per share	$23,745	$123,545
Add: Additional undistributed earnings due to dilutive stock options	—	4
Numerator for diluted earnings per share	$23,745	$123,549
Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	4,320	4,432
Add: Effect of dilutive stock options	38	25
Denominator for diluted earnings per share	4,358	4,457
Graham Holdings Company Common Stockholders:
Basic earnings per share	$5.50	$27.87
Diluted earnings per share	$5.45	$27.72
____________
Earnings per share amounts may not recalculate due to rounding.
Diluted earnings per share excludes the following weighted average potential common shares, as the effect would be antidilutive, as computed under the treasury stock method:

	Three Months Ended March 31
(in thousands)	2025	2024
Weighted average restricted stock	12	18
The diluted earnings per share amounts for the three months ended March 31, 2025 excludes the effect of 1,000 contingently issuable shares outstanding as their inclusion would have been antidilutive due to a market condition. The diluted earnings per share amounts for the three months ended March 31, 2024 exclude the effect of 105,000 stock options and contingently issuable shares outstanding as their inclusion would have been antidilutive due to a market condition.
In the three months ended March 31, 2025 and 2024, the Company declared regular dividends totaling $3.60 and $3.44 per common share, respectively.

11. PENSION AND POSTRETIREMENT PLANS
Defined Benefit Plans. The total benefit arising from the Company’s defined benefit pension plans consists of the following components:

	Three Months Ended March 31
(in thousands)	2025	2024
Service cost	$12,192	$14,034
Interest cost	6,421	11,194
Expected return on assets	(41,971)	(41,690)
Amortization of prior service credit	(519)	(494)
Recognized actuarial gain	—	(12,518)
Net Periodic Benefit	(23,877)	(29,474)
Special separation benefit expense	624	418
Total Benefit	$(23,253)	$(29,056)
In the first quarter of 2025, the Company recorded $0.6 million in expenses related to a Separation Incentive Program (SIP) for certain WGB employees, which will be funded from the assets of the Company’s pension plans.
In the first quarter of 2024, the Company recorded $0.4 million in expenses related to a SIP for certain Framebridge employees, which was funded from the assets of the Company’s pension plans.
The total cost arising from the Company’s Supplemental Executive Retirement Plan (SERP) consists of the following components:

	Three Months Ended March 31
(in thousands)	2025	2024
Service cost	$239	$287
Interest cost	1,197	1,128
Net Periodic Cost	$1,436	$1,415
Defined Benefit Plan Assets. The Company’s defined benefit pension obligations are funded by a portfolio made up of private investment funds and a relatively small number of stocks and high-quality fixed-income securities that are held by a third-party trustee. The assets of the Company’s pension plans were allocated as follows:

	As of
	March 31, 2025	December 31, 2024

U.S. equities	62%	64%
Private investment funds	18%	19%
International equities	13%	12%
U.S. fixed income	7%	5%
	100%	100%
The Company manages approximately 45% of the pension assets internally, of which the majority is invested in Berkshire Hathaway stock, with the remaining investments in private investment funds, Markel stock, and short-term fixed-income securities. The remaining 55% of plan assets are managed by two investment companies. The goal of the investment managers is to produce moderate long-term growth in the value of these assets, while protecting them against large decreases in value. Both investment managers may invest in a combination of equity and fixed-income securities and cash. The managers are not permitted to invest in securities of the Company or in alternative investments. One investment manager cannot invest more than 15% of the assets at the time of purchase in each of the stocks of Alphabet and Berkshire Hathaway, and no more than 50% of the assets it manages in specified international exchanges at the time the investment is made. The other investment manager cannot invest more than 20% of the assets at the time of purchase in the stock of Berkshire Hathaway and no more than 15% of the assets it manages in specified international exchanges at the time the investment is made. Excluding the exceptions noted above, the investment managers cannot invest more than 10% of the assets in the securities of any other single issuer, except for obligations of the U.S. Government, without receiving prior approval from the Plan administrator.
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

The Company evaluated its defined benefit pension plan asset portfolio for the existence of significant concentrations (defined as greater than 10% of plan assets) of credit risk as of March 31, 2025. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country and individual fund. At March 31, 2025, the pension plan held investments in one common stock and one private investment fund that exceeded 10% of total plan assets, valued at $1,277.6 million, or approximately 41% of total plan assets. At December 31, 2024, the pension plan held investments in one common stock and one private investment fund that exceeded 10% of total plan assets, valued at $1,178.5 million, or approximately 40% of total plan assets. Assets also included $108.5 million and $100.1 million of Markel shares at March 31, 2025 and December 31, 2024, respectively.
Other Postretirement Plans. The total benefit arising from the Company’s other postretirement plans consists of the following components:

	Three Months Ended March 31
(in thousands)	2025	2024
Interest cost	$10	$14
Recognized actuarial gain	(379)	(469)
Net Periodic Benefit	$(369)	$(455)
12. OTHER NON-OPERATING (EXPENSE) INCOME
A summary of non-operating (expense) income is as follows:

	Three Months Ended March 31
(in thousands)	2025	2024
Foreign currency (loss) gain, net	$(4,379)	$617
Gain on sale of businesses	—	875
Impairment of cost method investment	—	(406)
Other gain, net	314	561
Total Other Non-Operating (Expense) Income	$(4,065)	$1,647
During the three months ended March 31, 2024, the Company recorded contingent consideration gains of $0.9 million related to the disposition of Kaplan University (KU) in 2018.
13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The other comprehensive income (loss) consists of the following components:

	Three Months Ended March 31
	2025			2024
	Before-Tax	Income	After-Tax	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$14,267	$—	$14,267	$(13,284)	$—	$(13,284)
Pension and other postretirement plans:
Amortization of net prior service credit included in net income	(519)	133	(386)	(494)	126	(368)
Amortization of net actuarial gain included in net income	(379)	97	(282)	(12,987)	3,325	(9,662)
	(898)	230	(668)	(13,481)	3,451	(10,030)
Cash flow hedges:
(Loss) gain for the period	(679)	176	(503)	1,111	(289)	822
Other Comprehensive Income (Loss)	$12,690	$406	$13,096	$(25,654)	$3,162	$(22,492)

The accumulated balances related to each component of other comprehensive income (loss) are as follows:

(in thousands, net of taxes)	Cumulative Foreign Currency Translation Adjustment	Unrealized Gain on Pensions and Other Postretirement Plans	Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance as of December 31, 2024	$(58,044)	$393,949	$(1,108)	$334,797
Other comprehensive income (loss) before reclassifications	14,267	—	(563)	13,704
Net amount reclassified from accumulated other comprehensive income (loss)	—	(668)	60	(608)
Net other comprehensive income (loss)	14,267	(668)	(503)	13,096
Balance as of March 31, 2025	$(43,777)	$393,281	$(1,611)	$347,893
The amounts and line items of reclassifications out of Accumulated Other Comprehensive Income (Loss) are as follows:

	Three Months Ended March 31		Affected Line Item in the Condensed Consolidated Statements of Operations

(in thousands)	2025	2024
Pension and Other Postretirement Plans:
Amortization of net prior service credit	$(519)	$(494)	(1)
Amortization of net actuarial gain	(379)	(12,987)	(1)
	(898)	(13,481)	Before tax
	230	3,451	Provision for Income Taxes
	(668)	(10,030)	Net of Tax
Cash Flow Hedges	60	(125)	Interest expense
Total reclassification for the period	$(608)	$(10,155)	Net of Tax
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
As of March 31, 2025, Kaplan had a total outstanding accounts receivable balance of $104.0 million from Purdue Global related to amounts due for reimbursements for services, fees earned and a deferred fee. Included in this total, Kaplan has a $19.7 million long-term receivable balance due from Purdue Global at March 31, 2025, related to the advance of $20.0 million during the initial KU Transaction.

Company information broken down by operating segment and education division:

	Three Months Ended March 31, 2025
(in thousands)	Education	Television Broadcasting	Manufacturing	Healthcare	Automotive	Total Segments
Operating Revenues	$424,731	$103,554	$98,005	$173,741	$280,991	$1,081,022
Reconciliation of Revenue
Other Businesses and Corporate Office Revenues (1)						85,517
Intersegment Elimination						(624)
Total Consolidated Revenues						$1,165,915

Less: Significant Expenses (2)
Cost of Revenue (3)	166,087		69,737	100,115	240,307	576,246
Payroll and Fringe Benefits Expense (4)	113,320	27,764			19,429	160,513
Occupancy Expense	27,922				1,871	29,793
Advertising and Marketing Expense	19,220					19,220
Networking and Programming Expense		31,357				31,357
Management Services (5)					2,052	2,052
Other Segment Items (6)	44,043	14,628	16,578	50,406	9,079	134,734
EBITDAP	$54,139	$29,805	$11,690	$23,220	$8,253	$127,107

Pension Service Cost	4,223	1,419	1,076	2,999	27	$9,744
Depreciation Expense	7,764	2,628	2,703	1,786	1,729	$16,610

Income from Operations before Amortization of Intangible Assets	$42,152	$25,758	$7,911	$18,435	$6,497	$100,753

Other Businesses (7)						(29,447)
Corporate Costs						(16,009)
Amortization of Intangible Assets						(7,824)
Income from Operations						$47,473
Equity in Losses of Affiliates, Net						(8,428)
Interest Expense, Net						(79,777)
Non-Operating Pension and Postretirement Benefit Income, Net						34,617
Gain on Marketable Equity Securities, Net						43,801
Other Expense, Net						(4,065)
Income Before Income Taxes						$33,621

Capital Expenditures	$4,741	$198	$3,373	$617	$480	$9,409
Reconciliation of Capital Expenditures
Other Businesses and Corporate Office Capital Expenditures (8)						4,694
Total Capital Expenditures						$14,103

(1)	Revenue from segments below the quantitative thresholds is attributable to Other Businesses and the Corporate Office, as described above. None of these operating segments meet the quantitative thresholds for determining reportable segments.
(2)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker (CODM).
(3)	Cost of revenue reflects the amounts reported and provided to the CODM and does not necessarily reconcile to the Company's Consolidated Statement of Operations or align across reportable segments. Cost of revenue excludes charges related to depreciation, which is shown separately above.
(4)	Excludes pension service cost, which is shown separately above. Excludes any payroll and related benefits costs captured in cost of revenue.
(5)	Management and operating services provided by Christopher J. Ourisman and his team of industry professionals.
(6)	Other segment items for each reportable segment include:
(a) Education (includes Kaplan International, Kaplan Higher Education and Kaplan Supplemental Education) - training and employment expense, travel meals and entertainment expense, operating fees and other general and administrative (G&A) expenses.
(b) Television Broadcasting - other broadcast expenses, facilities expenses, third-party commission costs and other selling, general and administrative (SG&A) expenses.
(c) Manufacturing - payroll and fringe benefits expense (SG&A) and other SG&A expenses.
(d) Healthcare - indirect costs (e.g. payroll and benefits expenses, general and administrative expenses) and other SG&A expenses.
(e) Automotive - advertising and marketing expense and other G&A expenses.
(7)	Profit or loss from operating segments below the quantitative thresholds attributable to Other Businesses as described above. These operating segments did not meet any of the quantitative thresholds for determining reportable segments.
(8)	Capital Expenditures from operating segments below the quantitative thresholds are attributable to Other Businesses and the Corporate Office, as described above. None of these operating segments meet the quantitative thresholds for determining reportable segments.

The Company’s education division comprises the following operating segments:

	Three Months Ended March 31, 2025
(in thousands)	Kaplan International	Higher Education	Supplemental Education	Kaplan Corporate and Other	Intersegment Elimination	Total Education
Operating Revenues	$261,256	$88,487	$75,403	$12	$(427)	$424,731

Less: Significant Expenses (1)
Cost of Revenue (2)	88,097	66,662	11,755		(427)	166,087
Payroll and Fringe Benefits Expense (3)	70,666	4,477	33,167	5,010		113,320
Occupancy Expense	27,025	176	658	63		27,922
Advertising and Marketing Expense	8,185	1,877	9,030	128		19,220
Other Segment Items (4)	30,532	224	12,185	1,065	37	44,043
EBITDAP	$36,751	$15,071	$8,608	$(6,254)	$(37)	$54,139

Pension Service Cost	140	1,808	1,887	388		4,223
Depreciation Expense	6,549	456	753	6		7,764

Income (Loss) from Operations before Amortization of Intangible Assets	$30,062	$12,807	$5,968	$(6,648)	$(37)	$42,152

Capital Expenditures	$2,787	$173	$1,781	$—		$4,741

(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)	Cost of revenue reflects the amounts reported and provided to the CODM and does not necessarily reconcile to the Company's Consolidated Statement of Operations or align across reportable segments. Cost of revenue excludes charges related to depreciation, which is shown separately above.
(3)	Excludes pension service cost, which is shown separately above. Excludes any payroll and related benefits costs captured in cost of revenue.
(4)	Other segment items for each reportable segment include:
(a) Kaplan international - travel meals and entertainment expense, training and employment expense, operating fees and other G&A expenses.
(b) Higher education - training and employment expense, operating fees and other G&A expenses.
(c) Supplemental education - training and employment expense, operating fees and other G&A expenses.

Company information broken down by operating segment and education division:

	Three Months Ended March 31, 2024
(in thousands)	Education	Television Broadcasting	Manufacturing	Healthcare	Automotive	Total Segments
Operating Revenues	$422,598	$113,058	$101,903	$128,201	$303,840	$1,069,600
Reconciliation of Revenue
Other Businesses and Corporate Office Revenues (1)						83,874
Intersegment Elimination						(812)
Total Consolidated Revenues						$1,152,662

Less: Significant Expenses (2)
Cost of Revenue (3)	169,539		75,264	71,057	258,961	574,821
Payroll and Fringe Benefits Expense (4)	113,897	29,276			21,810	164,983
Occupancy Expense	30,529				1,856	32,385
Advertising and Marketing Expense	17,025					17,025
Networking and Programming Expense		31,890				31,890
Management Services (5)					2,007	2,007
Other Segment Items (6)	44,632	16,402	17,108	44,065	7,826	130,033
EBITDAP	$46,976	$35,490	$9,531	$13,079	$11,380	$116,456

Pension Service Cost	4,110	1,639	627	4,758	15	$11,149
Depreciation Expense	9,305	2,868	2,715	1,594	1,713	$18,195

Income from Operations before Amortization of Intangible Assets	$33,561	$30,983	$6,189	$6,727	$9,652	$87,112

Other Businesses (7)						(26,283)
Corporate Costs						(14,636)
Amortization of Intangible Assets						(10,751)
Income from Operations						$35,442
Equity in Earnings of Affiliates, Net						2,331
Interest Expense, Net						(17,150)
Non-Operating Pension and Postretirement Benefit Income, Net						42,417
Gain on Marketable Equity Securities, Net						104,152
Other Income, Net						1,647
Income Before Income Taxes						$168,839

Capital Expenditures	$7,519	$1,629	$5,660	$1,936	$1,204	$17,948
Reconciliation of Capital Expenditures
Other Businesses and Corporate Office Capital Expenditures (8)						3,525
Total Capital Expenditures						$21,473

(1)	Revenue from segments below the quantitative thresholds is attributable to Other Businesses and the Corporate Office, as described above. None of these operating segments meet the quantitative thresholds for determining reportable segments.
(2)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(3)	Cost of revenue reflects the amounts reported and provided to the CODM and does not necessarily reconcile to the Company's Consolidated Statement of Operations or align across reportable segments. Cost of revenue excludes charges related to depreciation, which is shown separately above.
(4)	Excludes pension service cost, which is shown separately above. Excludes any payroll and related benefits costs captured in cost of revenue.
(5)	Management and operating services provided by Christopher J. Ourisman and his team of industry professionals.
(6)	Other segment items for each reportable segment include:
(a) Education (includes Kaplan International, Kaplan Higher Education and Kaplan Supplemental Education) - training and employment expense, travel meals and entertainment expense, operating fees and other G&A expenses.
(b) Television Broadcasting - other broadcast expenses, facilities expenses, third-party commission costs and other SG&A expenses.
(c) Manufacturing - payroll and fringe benefits expense (SG&A) and other SG&A expenses.
(d) Healthcare - indirect costs (e.g. payroll and benefits expenses, general and administrative expenses) and other SG&A expenses.
(e) Automotive - advertising and marketing expense and other G&A expenses.
(7)	Profit or loss from operating segments below the quantitative thresholds attributable to Other Businesses as described above. These operating segments did not meet any of the quantitative thresholds for determining reportable segments.
(8)	Capital Expenditures from operating segments below the quantitative thresholds are attributable to Other Businesses and the Corporate Office, as described above. None of these operating segments meet the quantitative thresholds for determining reportable segments.

The Company’s education division comprises the following operating segments:

	Three Months Ended March 31, 2024
(in thousands)	Kaplan International	Higher Education	Supplemental Education	Kaplan Corporate and Other	Intersegment Elimination	Total Education
Operating Revenues	$269,798	$80,122	$72,122	$2,588	$(2,032)	$422,598

Less: Significant Expenses (1)
Cost of Revenue (2)	91,653	65,987	13,834		(1,935)	169,539
Payroll and Fringe Benefits Expense (3)	73,114	4,001	31,109	5,673		113,897
Occupancy Expense	26,996	174	639	2,720		30,529
Advertising and Marketing Expense	7,910	1,623	7,394	98		17,025
Other Segment Items (4)	31,294	134	11,729	1,307	168	44,632
EBITDAP	$38,831	$8,203	$7,417	$(7,210)	$(265)	$46,976

Pension Service Cost	163	1,781	1,818	348		4,110
Depreciation Expense	7,356	903	1,019	27		9,305

Income (Loss) from Operations before Amortization of Intangible Assets	$31,312	$5,519	$4,580	$(7,585)	$(265)	$33,561

Capital Expenditures	$7,017	$59	$443	$—		$7,519

(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)	Cost of revenue reflects the amounts reported and provided to the CODM and does not necessarily reconcile to the Company's Consolidated Statement of Operations or align across reportable segments. Cost of revenue excludes charges related to depreciation, which is shown separately above.
(3)	Excludes pension service cost, which is shown separately above. Excludes any payroll and related benefits costs captured in cost of revenue.
(4)	Other segment items for each reportable segment include:
(a) Kaplan international - travel meals and entertainment expense, training and employment expense, operating fees and other G&A expenses.
(b) Higher education - training and employment expense, operating fees and other G&A expenses.
(c) Supplemental education - training and employment expense, operating fees and other G&A expenses.
Asset information for the Company’s business segments and education division is as follows:

	As of
(in thousands)	March 31, 2025	December 31, 2024
Identifiable Assets
Kaplan international	$1,420,247	$1,500,846
Higher education	194,830	182,442
Supplemental education	229,815	238,836
Kaplan corporate and other	49,134	41,754
Education	1,894,026	1,963,878
Television broadcasting	399,304	402,200
Manufacturing	415,822	411,137
Healthcare	317,663	308,591
Automotive	548,738	582,105
Total Segments	3,575,553	3,667,911
Other businesses	335,956	338,089
Corporate office	113,142	139,126
Investments in Marketable Equity Securities	901,059	852,434
Investments in Affiliates	156,935	169,125
Prepaid Pension Cost	2,533,255	2,510,520
Total Assets	$7,615,900	$7,677,205

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.
This analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto.
Results of Operations
The Company reported net income attributable to common shares of $23.9 million ($5.45 per share) for the first quarter of 2025, compared to $124.4 million ($27.72 per share) for the first quarter of 2024.
Items included in the Company’s net income for the first quarter of 2025:
•$0.6 million in non-operating expenses related to Separation Incentive Programs (SIPs) at other businesses (after tax-impact of $0.5 million, or $0.11 per share);
•$43.8 million in net gains on marketable equity securities (after-tax impact of $32.6 million, or $7.43 per share);
•$11.9 million in net losses of affiliates whose operations are not managed by the Company (after-tax impact of $8.9 million, or $2.02 per share); and
•$66.4 million in interest expense to adjust the fair value of the mandatorily redeemable noncontrolling interest (after-tax impact of $50.4 million, or $11.49 per share).
Items included in the Company’s net income for the first quarter of 2024:
•$0.4 million in non-operating expenses related to a SIP at other businesses (after tax-impact of $0.3 million, or $0.07 per share);
•$104.2 million in net gains on marketable equity securities (after-tax impact of $77.5 million, or $17.27 per share);
•$1.5 million in net losses of affiliates whose operations are not managed by the Company (after-tax impact of $1.1 million, or $0.25 per share);
•non-operating loss of $0.4 million from the impairment of a cost method investment (after-tax impact of $0.3 million, or $0.07 per share), and
•$1.9 million in interest expense to adjust the fair value of the mandatorily redeemable noncontrolling interest (after-tax impact of $1.8 million, or $0.40 per share).
Revenue for the first quarter of 2025 was $1,165.9 million, up 1% from $1,152.7 million in the first quarter of 2024. Revenues increased at education, healthcare and other businesses, partially offset by declines at television broadcasting, manufacturing and automotive. The Company reported operating income of $47.5 million for the first quarter of 2025, compared to $35.4 million for the first quarter of 2024. The improvement in operating results is due to increases at education, manufacturing and healthcare, partially offset by declines at television broadcasting, automotive and other businesses.
Division Results
Education
Education division revenue totaled $424.7 million for the first quarter of 2025, up 1% from $422.6 million for the same period of 2024. Kaplan, Inc. (Kaplan) reported operating income of $40.0 million for the first quarter of 2025, compared to $30.6 million for the first quarter of 2024.

A summary of Kaplan’s operating results is as follows:

	Three Months Ended
	March 31
(in thousands)	2025	2024	% Change
Revenue
Kaplan international	$261,256	$269,798	(3)
Higher education	88,487	80,122	10
Supplemental education	75,403	72,122	5
Kaplan corporate and other	12	2,588	—
Intersegment elimination	(427)	(2,032)	—
	$424,731	$422,598	1
Operating Income (Loss)
Kaplan international	$30,062	$31,312	(4)
Higher education	12,807	5,519	—
Supplemental education	5,968	4,580	30
Kaplan corporate and other	(6,648)	(7,585)	12
Amortization of intangible assets	(2,119)	(2,974)	29
Intersegment elimination	(37)	(265)	—
	$40,033	$30,587	31
Kaplan International includes postsecondary education, professional training and language training businesses largely outside the United States (U.S.). Kaplan International revenue decreased 3% for the first quarter (2% on a constant currency basis) due largely to lower student enrollments at UK Pathways and Languages, partially offset by growth at UK Professional, Australia and Singapore. Kaplan International reported operating income of $30.1 million in the first quarter of 2025, compared to $31.3 million in the first quarter of 2024. The decrease is due largely to a decline in results at UK Pathways and MPW, partially offset by improved results at UK Professional and Australia.
Higher Education includes the results of Kaplan as a service provider to higher education institutions. Higher Education revenue increased 10% for the first quarter of 2025, due primarily to an increase in the Purdue Global fee recorded. Enrollments at Purdue Global, the largest institutional client, increased 4% for the first three months of 2025 compared to the first three months of 2024. For the first quarter of 2025 and 2024, Kaplan recorded a portion of the fee from Purdue Global. The Company will continue to assess the fee it records from Purdue Global on a quarterly basis to make a determination as to whether to record all or part of the fee in the future and whether to adjust fee amounts recognized in earlier periods. Higher Education operating results improved in the first quarter of 2025 due to an increase in the Purdue Global fee recorded, and a decline in higher education development costs.
Supplemental Education includes Kaplan’s standardized test preparation programs and domestic professional and other continuing education businesses. Most of the program offerings in Supplemental Education experienced growth in the first quarter, leading to a 5% revenue increase. Operating results improved in the first quarter of 2025 due largely to revenue growth.
Kaplan corporate and other represents unallocated expenses of Kaplan, Inc.’s corporate office, other minor businesses and certain shared activities.
Television Broadcasting
A summary of television broadcasting’s operating results is as follows:

	Three Months Ended
	March 31
(in thousands)	2025	2024	% Change
Revenue	$103,554	$113,058	(8)
Operating Income	24,398	29,633	(18)
Graham Media Group, Inc. owns seven television stations located in Houston, TX; Detroit, MI; Orlando, FL; San Antonio, TX; Jacksonville, FL; and Roanoke, VA, as well as SocialNewsDesk, a provider of social media management tools designed to connect newsrooms with their users. Revenue at the television broadcasting division decreased 8% to $103.6 million in the first quarter of 2025, from $113.1 million in the same period of 2024. The revenue decrease is due to a $1.6 million decrease in political advertising revenue, a $1.5 million decrease in retransmission revenue and declines in local and national advertising revenue. Operating income for the first quarter of 2025 was down 18% to $24.4 million, from $29.6 million in the same period of 2024, due to lower revenues.

While per subscriber rates from cable, satellite and OTT providers have grown, overall cable and satellite subscribers are down due to cord cutting, resulting in retransmission revenue net of network fees in 2025 expected to decline compared with 2024, and this trend is expected to continue.
Manufacturing
A summary of manufacturing’s operating results is as follows:

	Three Months Ended
	March 31
(in thousands)	2025	2024	% Change
Revenue	$98,005	$101,903	(4)
Operating Income	5,480	3,069	79
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
Manufacturing revenues decreased 4% in the first quarter of 2025 due to lower revenues at Hoover, partially offset by increased revenues at Forney, Dekko and Joyce. The revenue decline at Hoover is due largely to a decrease in overall product demand, particularly for multi-family housing. Hoover results included wood gains on inventory sales in the first quarter of 2025 and 2024. Manufacturing operating results improved in the first quarter of 2025 due largely to increases at Dekko, Forney and Hoover, partially offset by a decline at Joyce.
Healthcare
A summary of healthcare’s operating results is as follows:

	Three Months Ended
	March 31
(in thousands)	2025	2024	% Change
Revenue	$173,741	$128,201	36
Operating Income	18,317	6,091	—
Graham Healthcare Group (GHG) provides home health and hospice services in seven states. GHG also provides nursing care and prescription services for patients receiving in-home infusion treatments through its 87.5% interest in CSI Pharmacy Holding Company, LLC (CSI), and other healthcare services through Clarus (provides call management SaaS-based solution for physician groups and hospitals), Impact Medical (an Allergy, Asthma and Immunology physician practice), Skin Clique (a concierge provider of aesthetics products and services) and Surpass Behavioral Health (provides therapy for autism patients). Healthcare revenues increased 36% and operating results were up substantially in the first quarter of 2025, largely due to significant growth at CSI from an expansion of infusion treatment offerings and patient service areas, and growth in home health and hospice services and at the other healthcare businesses; operating results also benefited from a reduction in pension expense. In January 2022, GHG implemented a pension credit retention program offering a pension credit up to $50,000 per employee, cliff vested after three years of continuous employment for certain existing employees and new employees. Effective April 1, 2024, this program is no longer being offered to new employees.
The Company also holds interests in four home health and hospice joint ventures managed by GHG, whose results are included in equity in earnings of affiliates in the Company’s Condensed Consolidated Statements of Operations. The Company recorded equity in earnings of $3.2 million and $3.4 million for the first quarter of 2025 and 2024, respectively, from these joint ventures.
Automotive
A summary of automotive’s operating results is as follows:

	Three Months Ended
	March 31
(in thousands)	2025	2024	% Change
Revenue	$280,991	$303,840	(8)
Operating Income	6,492	9,652	(33)
Automotive includes eight automotive dealerships in the Washington, DC metropolitan area and Richmond, VA: Ourisman Lexus of Rockville, Ourisman Honda of Tysons Corner, Ourisman Jeep of Bethesda, Ourisman Ford of

Manassas, Toyota of Woodbridge, Ourisman Chrysler-Dodge-Jeep-Ram (CDJR) of Woodbridge, Ourisman Toyota of Richmond and Ourisman Kia of Bethesda. Christopher J. Ourisman, a member of the Ourisman Automotive Group family of dealerships, and his team of industry professionals operate and manage the dealerships; the Company holds a 90% stake.
Revenues for the first quarter of 2025 decreased 8% due largely to declines in new and used vehicle sales and a decline in sales of finance and insurance product offerings, partially offset by sales growth for services and parts. Operating results decreased for the first quarter of 2025 due largely to lower overall sales and gross margins on new vehicles, a decline in finance and insurance product sales, and lower overall gross profit on used vehicles; partially offset by higher overall gross profit on services and parts.
Other Businesses
A summary of revenue by category for other businesses:

	Three Months Ended
	March 31		%
(in thousands)	2025	2024	Change
Operating Revenues
Specialty (1)	$38,763	$34,166	13
Retail (2)	26,122	26,036	0
Media (3)	20,012	23,096	(13)
	$84,897	$83,298	2
____________

(1)	Includes Clyde’s Restaurant Group, Decile and Supporting Cast
(2)	Includes Framebridge, Saatchi Art and Society6
(3)	Includes Slate, Foreign Policy, Code3, World of Good Brands and City Cast
Overall, revenue from other businesses increased 2% in the first quarter of 2025. Specialty revenue increased due to revenue growth at Clyde’s Restaurant Group (CRG), Decile and Supporting Cast. Retail revenue increased slightly due to revenue growth at Framebridge and Saatchi Art, offset by lower revenue at Society6. Media revenue declined due to lower revenue at Slate, World of Good Brands (WGB) and Code3, partially offset by revenue growth at Foreign Policy and City Cast.
Overall, operating results at other businesses were down in the first quarter of 2025 due to declines at Framebridge, Slate, Society6, City Cast and Code3, partially offset by improved results at WGB, CRG, Decile, Foreign Policy, Saatchi Art and Supporting Cast.
Clyde’s Restaurant Group
CRG owns and operates 14 restaurants and entertainment venues in the Washington, DC metropolitan area, including Old Ebbitt Grill and The Hamilton. In July 2024, CRG opened Rye Street Tavern, a new restaurant in Baltimore, MD. In November 2024, CRG opened Cordelia Fishbar, a new restaurant in Washington, D.C. Revenue increased in the first quarter of 2025 due to the new restaurant openings and modest price increases. CRG reported an operating profit in each of the first quarters of 2025 and 2024, with improved results in the first quarter of 2025.
CRG plans to open a new restaurant in Reston, VA in 2026.
Framebridge
Framebridge is a custom framing service company, headquartered in Washington, DC, with 35 retail locations, and two manufacturing facilities in Kentucky and Virginia. In addition, Framebridge is also in the process of opening an additional manufacturing facility in Nevada later in the year. In the first quarter of 2025, Framebridge opened three new retail stores. Framebridge plans to open additional stores in 2025, including an expansion into California, and continues to actively explore other opportunities for further store expansion.
Revenues increased in the first quarter of 2025 due to an increase in retail revenue from same-store sales growth and operating additional retail stores compared to the same period in 2024, as well as higher online revenues. Framebridge is an investment stage business and reported significant operating losses in the first quarters of 2025 and 2024.
In the first quarter of 2024, Framebridge offered a SIP; $0.4 million in related non-operating pension expense was recorded.

Other
Other businesses also include Code3, a performance marketing agency focused on driving performance for brands though three core elements of digital success: media, creative and commerce; Slate and Foreign Policy, which publish online and print magazines and websites; Saatchi Art and Society6, which offer art and design; WGB, an owner and operator of websites; and three investment stage businesses, Decile, City Cast and Supporting Cast. Foreign Policy, Saatchi Art, City Cast, Supporting Cast and Decile reported revenue growth in the first quarter of 2025, while Society6, WGB, Slate and Code3 reported revenue declines. Losses from Society6, WGB, City Cast, Saatchi Art, Slate, Decile, Code3 and Supporting Cast in the first quarter of 2025 adversely affected operating results, while Foreign Policy reported an operating profit during this period.
In the first quarter of 2025, WGB offered a SIP; $0.6 million in related non-operating pension expense was recorded.
Corporate Office
Corporate office includes the expenses of the Company’s corporate office and certain continuing obligations related to prior business dispositions.
Equity in Earnings (Losses) of Affiliates
At March 31, 2025, the Company held an approximate 18% interest in Intersection Holdings, LLC (Intersection), a company that provides digital marketing and advertising services and products for cities, transit systems, airports, and other public and private spaces; and a 41.4% interest on a fully diluted basis in Realm. The Company also holds interests in several other affiliates, including a number of home health and hospice joint ventures managed by GHG and two joint ventures managed by Kaplan. Overall, the Company recorded equity in losses of affiliates of $8.4 million for the first quarter of 2025, compared to earnings of $2.3 million for the first quarter of 2024. These amounts include $11.9 million and $1.5 million in net losses for the first quarter of 2025 and 2024, respectively, from affiliates whose operations are not managed by the Company.
Net Interest Expense and Related Balances
The Company incurred net interest expense of $79.8 million for the first quarter of 2025, compared to $17.2 million for the first quarter of 2024. The Company recorded interest expense of $66.4 million and $1.9 million in the first quarter of 2025 and 2024, respectively, to adjust the fair value of the mandatorily redeemable noncontrolling interest at GHG. The significant adjustment recorded in the first quarter of 2025 is largely related to a substantial increase in the estimated fair value of CSI. On February 25, 2025, the Company and a group of minority shareholders entered into an agreement to settle a significant portion of the mandatorily redeemable noncontrolling interest for a total of $205 million, which consisted of approximately $186.25 million in cash and $18.75 million in Graham Holdings Company Class B common stock.
Excluding these adjustments, the decrease in net interest expense relates primarily to lower interest rates on the Company’s variable debt.
At March 31, 2025, the Company had $864.6 million in borrowings outstanding at an average interest rate of 6.0%, and cash, marketable equity securities and other investments of $1,114.7 million. At March 31, 2025, the Company had $184.7 million outstanding on its $300 million revolving credit facility.
Non-operating Pension and Postretirement Benefit Income, net
The Company recorded net non-operating pension and postretirement benefit income of $34.6 million for the first quarter of 2025, compared to $42.4 million for the first quarter of 2024.
In the first quarter of 2025 and 2024, the Company recorded $0.6 million and $0.4 million, respectively, in expenses related to non-operating SIPs at other businesses.
Gain on Marketable Equity Securities, net
Overall, the Company recognized $43.8 million and $104.2 million in net gains on marketable equity securities in the first quarter of 2025 and 2024, respectively.
Other Non-Operating Income (Expenses)
The Company recorded total other non-operating expenses, net, of $4.1 million for the first quarter of 2025, compared to income of $1.6 million for the first quarter of 2024. The 2025 amounts included $4.4 million in foreign currency losses; partially offset by other items. The 2024 amounts included $0.9 million in gains related to the sale of businesses and contingent considerations; $0.6 million in foreign currency gains, and other items; partially offset by a $0.4 million impairment on a cost method investment.
Provision for Income Taxes
The Company’s effective tax rate for the first three months of 2025 and 2024 was 23.5% and 25.8%, respectively.
Earnings Per Share
The calculation of diluted earnings per share for the first quarter of 2025 was based on 4,358,328 weighted average shares outstanding, compared to 4,456,825 for the first quarter of 2024. At March 31, 2025, there were 4,360,207 shares outstanding. On September 12, 2024, the Board of Directors authorized the Company to acquire up to 500,000 shares of its Class B common stock; the Company has remaining authorization for 462,482 shares as of March 31, 2025.
Financial Condition: Liquidity and Capital Resources
The Company considers the following when assessing its liquidity and capital resources:

	As of
(In thousands)	March 31, 2025	December 31, 2024
Cash and cash equivalents	$156,700	$260,852
Restricted cash	48,915	37,001
Investments in marketable equity securities and other investments	909,039	858,743
Total debt	864,635	748,192
Cash generated by operations is the Company’s primary source of liquidity. The Company maintains investments in a portfolio of marketable equity securities, which is considered when assessing the Company’s sources of liquidity. An additional source of liquidity includes the undrawn portion of the Company’s $300 million revolving credit facility, amounting to $115.3 million at March 31, 2025 and the undrawn $50.0 million delayed draw term loan at the automotive subsidiary.
During the first three months of 2025, the Company’s cash and cash equivalents decreased by $104.2 million, due to the settlement of a significant portion of the mandatorily redeemable noncontrolling interest, capital expenditures, purchase of marketable equity securities, share repurchases, dividend payments, and net repayments of the vehicle floor plan payable, which was offset by cash generated from operations and additional borrowings. In the first three months of 2025, the Company’s borrowings increased by $116.4 million, primarily due to net borrowings under the revolving credit facility, partially offset by repayments under the term loan and commercial notes at the automotive subsidiary.
As of March 31, 2025 and December 31, 2024, the Company had money market investments of $6.2 million and $3.9 million, that are included in cash and cash equivalents. At March 31, 2025, the Company held approximately $92 million in cash and cash equivalents in businesses domiciled outside the U.S., of which approximately $8 million is not available for immediate use in operations or for distribution. Additionally, Kaplan’s business operations outside the U.S. retain cash balances to support ongoing working capital requirements, capital expenditures, and regulatory requirements. As a result, the Company considers a significant portion of the cash and cash equivalents balance held outside the U.S. as not readily available for use in U.S. operations.
At March 31, 2025, the fair value of the Company’s investments in marketable equity securities was $901.1 million, which includes investments in the common stock of four publicly traded companies. During the first three months of 2025, the Company purchased $4.8 million of marketable equity securities. There were no sales of marketable equity securities during the first three months of 2025. At March 31, 2025, the net unrealized gain related to the Company’s investments totaled $669.1 million.
The Company had working capital of $777.0 million and $898.8 million at March 31, 2025 and December 31, 2024, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments.
At March 31, 2025 and December 31, 2024, the Company had borrowings outstanding of $864.6 million and $748.2 million, respectively. The Company’s borrowings at March 31, 2025 were mostly from $400.0 million of 5.75% unsecured notes due June 1, 2026, $184.7 million in outstanding borrowings under the Company’s revolving credit facility, a term loan of $138.3 million, and real estate and capital term loans of $125.0 million at the automotive subsidiary. The Company’s borrowings at December 31, 2024 were mostly from $400.0 million of 5.75% unsecured notes due June 1, 2026, $62.8 million in outstanding borrowings under the Company’s revolving credit facility, a term loan of $140.1 million, and real estate and capital term loans of $127.6 million at the automotive subsidiary. The interest on the $400.0 million of 5.75% unsecured notes is payable semiannually on June 1 and December 1.
During the three months ended March 31, 2025 and 2024, the Company had average borrowings outstanding of approximately $789.1 million and $810.7 million, respectively, at average annual interest rates of approximately 6.0% and 6.4%, respectively. During the three months ended March 31, 2025 and 2024, the Company incurred net interest expense of $79.8 million and $17.2 million, respectively. Included in the interest expense for the three months ended March 31, 2025 and 2024 is $66.4 million and $1.9 million, respectively, to adjust the fair value of the mandatorily redeemable noncontrolling interest (see Notes 7 and 8).
On February 25, 2025, the Company and a group of minority shareholders entered into an agreement to settle a significant portion of the mandatorily redeemable noncontrolling interest related to GHC One, including CSI, for a total of $205 million, which consisted of approximately $186.25 million in cash and $18.75 million in Graham Holdings Company Class B common stock.
The settlement agreement resulted in a $66.2 million increase to the mandatorily redeemable noncontrolling interest obligation, which the Company recorded as interest expense in the first quarter of 2025. The remaining mandatorily redeemable noncontrolling interest obligation related to GHC One and GHC Two was $20.7 million at March 31, 2025.
On December 20, 2024, Moody’s affirmed the Company’s credit rating and maintained the outlook as Stable. On October 18, 2024, Standard & Poor’s affirmed the Company’s credit rating and maintained the outlook as Stable.
The Company’s current credit ratings are as follows:

	Moody’s	Standard & Poor’s
Long-term	Ba1	BB
Outlook	Stable	Stable
The Company expects to fund its estimated capital needs primarily through existing cash balances and internally generated funds, and, as needed, from borrowings under its revolving credit facility. As of March 31, 2025, the Company had $184.7 million outstanding under the $300 million revolving credit facility. In management’s opinion, the Company will have sufficient financial resources to meet its business requirements in the next 12 months, including working capital requirements, capital expenditures, interest payments, potential acquisitions and strategic investments, dividends and stock repurchases.
In summary, the Company’s cash flows for each period were as follows:

	Three Months Ended March 31
(In thousands)	2025	2024
Net cash provided by operating activities	$46,014	$1,067
Net cash used in investing activities	(18,590)	(20,962)
Net cash (used in) provided by financing activities	(121,727)	1,526
Effect of currency exchange rate change	3,388	(4,539)
Net decrease in cash and cash equivalents and restricted cash	$(90,915)	$(22,908)
Operating Activities. Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. The Company’s net cash flow provided by operating activities were as follows:

	Three Months Ended March 31
(In thousands)	2025	2024
Net Income	$25,721	$125,339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	28,378	33,278
Amortization of lease right-of-use asset	14,103	16,866
Net pension benefit and special separation benefit expense	(23,253)	(29,056)
Other non-cash activities	(23,402)	(89,016)
Change in operating assets and liabilities	24,467	(56,344)
Net Cash Provided by Operating Activities	$46,014	$1,067
Net cash provided by operating activities consists primarily of cash receipts from customers, less disbursements for costs, benefits, income taxes, interest and other expenses.

For the first three months of 2025 compared to the first three months of 2024, the increase in net cash provided by operating activities is primarily driven by the changes in operating assets and liabilities, partially offset by lower net income, net of non-cash adjustments. Changes in operating assets and liabilities were driven by lower purchases of inventory and a significant increase in the interest expense related to the mandatorily redeemable noncontrolling interest, partially offset by increases in vendor payments.
Investing Activities. The Company’s net cash flow used in investing activities were as follows:

	Three Months Ended March 31
(In thousands)	2025	2024
Purchases of property, plant and equipment	$(15,482)	$(21,258)
Purchases of marketable equity securities	(4,823)	—
Investments in equity affiliates and cost method investments	(225)	(526)
Other	1,940	822
Net Cash Used in Investing Activities	$(18,590)	$(20,962)
Capital Expenditures. The amounts reflected in the Company’s Condensed Consolidated Statements of Cash Flows are based on cash payments made during the relevant periods, whereas the Company’s capital expenditures for the first three months of 2025 and 2024 disclosed in Note 15 to the Condensed Consolidated Financial Statements include assets acquired during the period. The Company estimates that its capital expenditures will be in the range of $85 million to $95 million in 2025.
Purchases of marketable equity securities. The Company purchased $4.8 million of marketable equity securities during the first three months of 2025. There were no sales of marketable equity securities during the first three months of 2025. There were no purchases or sales of marketable equity securities during the first three months of 2024.
Financing Activities. The Company’s net cash flow (used in) provided by financing activities were as follows:

	Three Months Ended March 31
(In thousands)	2025	2024
Distributions paid to noncontrolling interests	$(188,253)	$(797)
Net borrowing under revolving credit facility	121,400	9,245
Net (repayments of) proceeds from vehicle floor plan payable	(32,301)	26,803
Repayments of borrowings	(7,139)	(4,902)
Dividends paid	(7,813)	(7,678)
Common shares repurchased	(3,468)	(20,028)
Other	(4,153)	(1,117)
Net Cash (Used in) Provided by Financing Activities	$(121,727)	$1,526
Distributions paid to noncontrolling interests. On February 25, 2025, the Company and a group of minority shareholders entered into an agreement to settle a significant portion of the mandatorily redeemable noncontrolling interest related to GHC One, including CSI, for a total of $205 million, which consisted of approximately $186.25 million in cash and $18.75 million in Graham Holdings Company Class B common stock.
Borrowings and Vehicle Floor Plan Payable. In the first three months of 2025 and 2024, the Company made additional borrowings on the $300 million revolving credit facility and repaid amounts borrowed under the term loan and commercial notes at the automotive subsidiary. In the first three months of 2025 and 2024, the Company used vehicle floor plan financing to fund the purchase of new, used and service loaner vehicles at its automotive subsidiary. The (repayments of) proceeds from the vehicle floor plan payable fluctuates with changes in the amount of vehicle inventory held by the automotive dealerships.
Dividends. The quarterly dividend rate per share was $1.80 and $1.72 for the first three months of 2025 and 2024, respectively. The Company expects to pay a dividend of $7.20 per share in 2025.
Common Stock Repurchases. During the first three months of 2025, the Company purchased a total of 3,978 shares of its Class B common stock at a cost of approximately $3.5 million resulting from the net settlement of stock awards upon vesting. On September 12, 2024, the Board of Directors authorized the Company to acquire up to 500,000 shares of its Class B common stock. The Company did not announce a ceiling price or time limit for the purchases. At March 31, 2025, the Company had remaining authorization from the Board of Directors to purchase up to 462,482 shares of Class B common stock.

There were no other significant changes to the Company’s contractual obligations or other commercial commitments from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The Company is exposed to market risk in the normal course of its business due primarily to its ownership of marketable equity securities, which are subject to equity price risk; to its borrowing and cash-management activities, which are subject to interest rate risk; and to its foreign business operations, which are subject to foreign exchange rate risk. The Company’s market risk disclosures set forth in its 2024 Annual Report filed on Form 10-K have not otherwise changed significantly.
Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and the Company’s Chief Financial Officer (principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of March 31, 2025. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the quarter ended March 31, 2025, the Company purchased shares of its Class B Common Stock as set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plan(2)
January 1 - 31	3,978	$871.87	3,978	462,482
February 1 - 28	—	—	—	462,482
March 1 - 31	—	—	—	462,482
	3,978	$871.87	3,978
(1) Average price paid per share includes costs associated with repurchases.
(2) On September 12, 2024, the Company’s Board of Directors authorized the Company to purchase, on the open market or otherwise, up to 500,000 shares of its Class B Common Stock. This authorization includes shares that remained under the previous authorization. There is no expiration date for this authorization. All share purchases made during the quarter ended March 31, 2025 occurred to enable employees to obtain the funds necessary to satisfy taxes incurred in connection with the vesting of restricted stock awards.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

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

GRAHAM HOLDINGS COMPANY
(Registrant)

Date: April 30, 2025	/s/ Timothy J. O’Shaughnessy
Timothy J. O’Shaughnessy, President & Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2025	/s/ Wallace R. Cooney
Wallace R. Cooney, Chief Financial Officer (Principal Financial Officer)