Form 10-Q
period 2025-06-30
Graham Holdings Co
filed 2025-07-30
CIK 104889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2025
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
Shares outstanding at July 25, 2025:
Class A Common Stock – 964,001 Shares
Class B Common Stock – 3,395,870 Shares

GRAHAM HOLDINGS COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30

(in thousands, except per share amounts)	2025	2024	2025	2024
Operating Revenues
Sales of services	$668,627	$657,124	$1,316,134	$1,303,534
Sales of goods	547,145	528,156	1,065,553	1,034,408
	1,215,772	1,185,280	2,381,687	2,337,942
Operating Costs and Expenses
Cost of services sold (exclusive of items shown below)	389,316	384,293	775,452	772,036
Cost of goods sold (exclusive of items shown below)	450,122	447,571	883,344	879,791
Selling, general and administrative	276,690	268,987	547,396	532,966
Depreciation of property, plant and equipment	19,652	22,173	40,206	44,700
Amortization of intangible assets	7,241	10,058	15,065	20,809
Impairment of goodwill and other long-lived assets	—	26,287	—	26,287
	1,143,021	1,159,369	2,261,463	2,276,589
Income from Operations	72,751	25,911	120,224	61,353
Equity in earnings (losses) of affiliates, net	3,114	2,560	(5,314)	4,891
Interest income	2,261	2,111	4,761	4,289
Interest expense	(18,106)	(91,383)	(100,383)	(110,711)
Non-operating pension and postretirement benefit income, net	28,602	24,655	63,219	67,072
(Loss) gain on marketable equity securities, net	(11,543)	19,628	32,258	123,780
Other (expense) income, net	(16,456)	1,791	(20,521)	3,438
Income (Loss) Before Income Taxes	60,623	(14,727)	94,244	154,112
Provision for Income Taxes	20,200	4,100	28,100	47,600
Net Income (Loss)	40,423	(18,827)	66,144	106,512
Net Income Attributable to Noncontrolling Interests	(3,674)	(2,213)	(5,501)	(3,172)
Net Income (Loss) Attributable to Graham Holdings Company Common Stockholders	$36,749	$(21,040)	$60,643	$103,340

Per Share Information Attributable to Graham Holdings Company Common Stockholders
Basic net income (loss) per common share	$8.43	$(4.79)	$13.93	$23.24
Basic average number of common shares outstanding	4,333	4,401	4,327	4,416
Diluted net income (loss) per common share	$8.35	$(4.79)	$13.81	$23.11
Diluted average number of common shares outstanding	4,373	4,401	4,366	4,442
See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2025	2024	2025	2024
Net Income (Loss)	$40,423	$(18,827)	$66,144	$106,512
Other Comprehensive Income (Loss), Before Tax
Foreign currency translation adjustments:
Translation adjustments arising during the period	32,283	3,517	46,550	(9,767)
Adjustment for sale of a business with foreign operations	646	—	646	—
	32,929	3,517	47,196	(9,767)
Pension and other postretirement plans:
Amortization of net prior service credit included in net income	(521)	(482)	(1,040)	(976)
Amortization of net actuarial gain included in net income	(380)	(11,733)	(759)	(24,720)
	(901)	(12,215)	(1,799)	(25,696)
Cash flow hedges (loss) gain	(364)	346	(1,043)	1,457
Other Comprehensive Income (Loss), Before Tax	31,664	(8,352)	44,354	(34,006)
Income tax benefit related to items of other comprehensive income (loss)	326	3,037	732	6,199
Other Comprehensive Income (Loss), Net of Tax	31,990	(5,315)	45,086	(27,807)
Comprehensive Income (Loss)	72,413	(24,142)	111,230	78,705
Comprehensive income attributable to noncontrolling interests	(3,674)	(2,213)	(5,501)	(3,172)
Total Comprehensive Income (Loss) Attributable to Graham Holdings Company	$68,739	$(26,355)	$105,729	$75,533

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands)	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$176,223	$260,852
Restricted cash	53,125	37,001
Investments in marketable equity securities and other investments	898,148	858,743
Accounts receivable, net	461,554	514,426
Inventories and contracts in progress	267,199	295,808
Prepaid expenses	127,475	116,472
Income taxes receivable	14,342	7,714
Other current assets	11,640	7,608
Total Current Assets	2,009,706	2,098,624
Property, Plant and Equipment, Net	551,795	549,364
Lease Right-of-Use Assets	399,993	388,419
Investments in Affiliates	158,059	169,125
Goodwill, Net	1,535,561	1,500,036
Indefinite-Lived Intangible Assets	166,374	164,323
Amortized Intangible Assets, Net	37,031	56,696
Prepaid Pension Cost	2,550,465	2,510,520
Deferred Income Taxes	9,483	8,908
Deferred Charges and Other Assets	200,565	231,190
Total Assets	$7,619,032	$7,677,205

Liabilities and Equity
Current Liabilities
Accounts payable, vehicle floor plan payable and accrued liabilities	$639,183	$712,505
Deferred revenue	356,310	390,976
Income taxes payable	4,692	11,502
Mandatorily redeemable noncontrolling interest	8,414	—
Current portion of lease liabilities	60,897	58,239
Current portion of long-term debt	502,124	26,577
Dividends declared	7,848	—
Total Current Liabilities	1,579,468	1,199,799
Accrued Compensation and Related Benefits	132,324	136,101
Other Liabilities	27,069	27,361
Deferred Income Taxes	742,501	739,260
Mandatorily Redeemable Noncontrolling Interest	13,102	159,548
Lease Liabilities	375,894	362,885
Long-Term Debt	314,251	721,615
Total Liabilities	3,184,609	3,346,569
Commitments and Contingencies (Note 14)
Redeemable Noncontrolling Interests	49,869	43,821
Preferred Stock	—	—
Common Stockholders’ Equity
Common stock	20,000	20,000
Capital in excess of par value	364,793	356,919
Retained earnings	8,068,885	8,031,750
Accumulated other comprehensive income, net of taxes
Cumulative foreign currency translation adjustment	(10,848)	(58,044)
Unrealized gain on pensions and other postretirement plans	392,611	393,949
Cash flow hedges	(1,880)	(1,108)
Cost of Class B common stock held in treasury	(4,481,658)	(4,486,805)
Total Common Stockholders’ Equity	4,351,903	4,256,661
Noncontrolling Interests	32,651	30,154
Total Equity	4,384,554	4,286,815
Total Liabilities and Equity	$7,619,032	$7,677,205
See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30
(in thousands)	2025	2024
Cash Flows from Operating Activities
Net Income	$66,144	$106,512
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and goodwill and other long-lived asset impairments	55,271	91,796
Amortization of lease right-of-use asset	28,729	32,614
Net pension benefit, early retirement program and special separation benefit expense	(40,985)	(40,313)
Gain on marketable equity securities and cost method investments, net of impairment	(19,579)	(123,036)
Loss (gain) on disposition of businesses, property, plant and equipment and investments, net	485	(3,481)
Credit loss expense	2,125	1,632
Stock-based compensation expense, net of forfeitures	3,111	3,092
Foreign exchange loss	8,854	1,083
Equity in losses (earnings) of affiliates, net of distributions	11,219	1,551
Provision for deferred income taxes	3,079	8,526
Change in operating assets and liabilities:
Accounts receivable	60,739	60,708
Inventories	33,244	(25,380)
Accounts payable and accrued liabilities	(55,264)	(28,510)
Deferred revenue	(59,192)	(68,344)
Income taxes receivable/payable	(13,636)	11,125
Lease liabilities	(25,615)	(31,850)
Other assets and other liabilities, net	82,088	54,297
Other	(7)	1,086
Net Cash Provided by Operating Activities	140,810	53,108
Cash Flows from Investing Activities
Purchases of property, plant and equipment	(32,285)	(39,560)
Net proceeds from disposition of businesses, property, plant and equipment and investments	7,348	3,700
Purchases of marketable equity securities	(4,823)	—
Investments in certain businesses, net of cash acquired	(2,523)	(3,828)
Investments in equity affiliates and cost method investments	(366)	(1,759)
Loan to related party	—	(2,000)
Other	1,332	1,663
Net Cash Used in Investing Activities	(31,317)	(41,784)
Cash Flows from Financing Activities
Distributions paid to noncontrolling interests	(190,319)	(2,683)
Net borrowings under revolving credit facilities	75,000	33,245
Net (repayments of) proceeds from vehicle floor plan payable	(32,776)	26,612
Dividends paid	(15,660)	(15,352)
Repayments of borrowings	(13,172)	(9,883)
Principal payments of finance leases	(8,446)	(3,764)
Common shares repurchased	(3,468)	(49,514)
Other	329	78
Net Cash Used in Financing Activities	(188,512)	(21,261)
Effect of Currency Exchange Rate Change	10,514	(4,339)
Net Decrease in Cash and Cash Equivalents and Restricted Cash	(68,505)	(14,276)
Beginning Cash and Cash Equivalents and Restricted Cash	297,853	201,891
Ending Cash and Cash Equivalents and Restricted Cash	$229,348	$187,615

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
As of December 31, 2024	$20,000	$356,919	$8,031,750	$334,797	$(4,486,805)	$30,154	$4,286,815	$43,821
Net income for the period			25,721				25,721
Net income attributable to noncontrolling interests			(1,129)			1,129	—
Net income attributable to redeemable noncontrolling interests			(698)				(698)	698
Change in redemption value of redeemable noncontrolling interests						634	634	8
Noncontrolling interest capital contribution						180	180
Distributions to noncontrolling interests						(747)	(747)	(941)
Dividends on common stock			(15,662)				(15,662)
Repurchase of Class B common stock					(3,468)		(3,468)
Issuance of Class B common stock, net of restricted stock award forfeitures		9,431			9,141		18,572
Shares withheld related to net share settlement					(402)		(402)
Amortization of unearned stock compensation and stock option expense		1,724					1,724
Other comprehensive income, net of income taxes				13,096			13,096
As of March 31, 2025	$20,000	$368,074	$8,039,982	$347,893	$(4,481,534)	$31,350	$4,325,765	$43,586
Net income for the period			40,423				40,423
Net income attributable to noncontrolling interests			(2,030)			2,030	—
Net income attributable to redeemable noncontrolling interests			(1,644)				(1,644)	1,644
Change in redemption value of redeemable noncontrolling interests		(4,971)				642	(4,329)	4,977
Distributions to noncontrolling interests						(1,371)	(1,371)	(338)
Dividends on common stock			(7,846)				(7,846)
Forfeiture of restricted stock awards, net of Class B common stock issuances		(6)			(124)		(130)
Amortization of unearned stock compensation and stock option expense		1,696					1,696
Other comprehensive income, net of income taxes				31,990			31,990
As of June 30, 2025	$20,000	$364,793	$8,068,885	$379,883	$(4,481,658)	$32,651	$4,384,554	$49,869

(in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
As of December 31, 2023	$20,000	$372,040	$7,337,463	$614,337	$(4,368,103)	$26,131	$4,001,868	$24,185
Net income for the period			125,339				125,339
Net income attributable to noncontrolling interests			(633)			633	—
Net income attributable to redeemable noncontrolling interests			(326)				(326)	326
Change in redemption value of redeemable noncontrolling interests						284	284	164
Noncontrolling interest capital contribution						200	200
Distributions to noncontrolling interests						(256)	(256)	(450)
Dividends on common stock			(15,352)				(15,352)
Repurchase of Class B common stock					(20,227)		(20,227)
Issuance of Class B common stock, net of restricted stock award forfeitures		(344)			117		(227)
Amortization of unearned stock compensation and stock option expense		1,671					1,671
Other comprehensive loss, net of income taxes				(22,492)			(22,492)
As of March 31, 2024	$20,000	$373,367	$7,446,491	$591,845	$(4,388,213)	$26,992	$4,070,482	$24,225
Net loss for the period			(18,827)				(18,827)
Net income attributable to noncontrolling interests			(1,219)			1,219	—
Net income attributable to redeemable noncontrolling interests			(994)				(994)	994
Change in redemption value of redeemable noncontrolling interests		(13,342)				331	(13,011)	13,350
Distributions to noncontrolling interests						(1,109)	(1,109)	(563)
Dividends on common stock			(7,574)				(7,574)
Repurchase of Class B common stock					(29,780)		(29,780)
Issuance of Class B common stock		(36)			36		—
Amortization of unearned stock compensation and stock option expense		1,648					1,648
Other comprehensive loss, net of income taxes				(5,315)			(5,315)
As of June 30, 2024	$20,000	$361,637	$7,417,877	$586,530	$(4,417,957)	$27,433	$3,995,520	$38,006

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
The Company’s other businesses include restaurants; a custom framing company; a marketing solutions provider; a customer data and analytics software company; Slate and Foreign Policy magazines; a daily local news podcast and newsletter company; a company that provides a software-as-a-service platform that enables podcasters and media companies to monetize audio content through paid subscriptions, memberships, and audiobooks; an online art gallery and in-person art fair business; and an online commerce platform featuring original art and designs on an array of consumer products.
Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States of America (GAAP) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (SEC). They include the assets, liabilities, results of operations and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or otherwise controlled by the Company. As permitted under such rules, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the three and six months ended June 30, 2025 and 2024 may not be indicative of the Company’s future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
2. ACQUISITIONS AND DISPOSITIONS OF BUSINESSES
Acquisitions. On July 15, 2025, Hoover acquired Arconic Architectural Products, LLC, a wholly-owned subsidiary of Arconic Corporation, which manufactures aluminum cladding products and operates within the broader non-residential materials space from its facility in Eastman, GA. A significant portion of the purchase price was funded by the Company’s assumption of approximately $105 million in net pension obligations.
In June 2025, Kaplan acquired one small business which is included in its supplemental education division.
During 2024, the Company acquired two small businesses. In January 2024, the Company acquired one small business which is included in other businesses. In May 2024, Kaplan acquired one small business which is included in its international division.
The assets and liabilities of the companies acquired were recorded at their estimated fair values at the date of acquisition. Acquisition-related costs for acquisitions that closed during the first six months of 2025 and 2024 were expensed as incurred.

Disposition of Businesses. In April 2025, Kaplan completed the sale of a small business, BridgeU Limited, which was included in Kaplan International.
In the first half of 2025, World of Good Brands (WGB) completed the sale of various websites and related businesses that made up the WGB operations, which were included in other businesses. All remaining WGB operations are expected to be substantially shut down by the end of the third quarter of 2025.
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
The settlement agreement resulted in a $66.2 million increase to the mandatorily redeemable noncontrolling interest obligation, which the Company recorded as interest expense in the first quarter of 2025. The remaining mandatorily redeemable noncontrolling interest obligation related to GHC One and GHC Two LLC (GHC Two) was $21.5 million at June 30, 2025, with $8.4 million included in current liabilities due to the expected dissolution of GHC One by March 31, 2026.
In December 2024, the Company acquired some of the minority-owned shares of CSI for a total estimated amount of $2.0 million. The Company paid cash of $0.6 million and entered into a promissory note with the minority owner for the remaining $1.4 million at an interest rate of 5.5% per annum. The note is included in other indebtedness and is due and payable on January 31, 2026. Following the redemption, the Company owns 87.5% of CSI.
As of June 30, 2025, the Company holds a controlling financial interest in GHC One and GHC Two and therefore includes the assets, liabilities, results of operations and cash flows in its consolidated financial statements. GHC One acquired Clarus during 2019. GHC Two acquired Impact Medical during 2021 and Skin Clique and Surpass in 2022. The Company accounts for the minority ownership of the group of senior managers in GHC One and GHC Two as a mandatorily redeemable noncontrolling interest (see Note 8).
3. INVESTMENTS
Money Market Investments. As of June 30, 2025 and December 31, 2024, the Company had money market investments of $6.0 million and $3.9 million, respectively, that are classified as cash and cash equivalents in the Company’s Condensed Consolidated Balance Sheets.

Investments in Marketable Equity Securities. Investments in marketable equity securities consist of the following:

	As of
	June 30, 2025	December 31, 2024
(in thousands)
Total cost	$231,976	$227,153
Gross unrealized gains	663,867	627,760
Gross unrealized losses	(6,328)	(2,479)
Total Fair Value	$889,515	$852,434
At June 30, 2025 and December 31, 2024, the Company owned 55,430 shares in Markel Group Inc. (Markel) valued at $110.7 million and $95.7 million, respectively. The Chief Executive Officer of Markel, Mr. Thomas S. Gayner, is a member of the Company’s Board of Directors. As of June 30, 2025, the Company owned 422 Class A and 482,945 Class B shares in Berkshire Hathaway valued at $542.2 million, which exceeded 5% of the Company’s total assets.
The Company purchased $4.8 million of marketable equity securities during the first six months of 2025. There were no purchases of marketable equity securities during the first six months of 2024.
There were no sales of marketable equity securities during the first six months of 2025 and 2024, respectively. The Company donated marketable equity securities in the first six months of 2024, and recorded a $0.4 million gross cumulative realized gain from the donation.
The net (loss) gain on marketable equity securities comprised the following:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2025	2024	2025	2024
(Loss) gain on marketable equity securities, net	$(11,543)	$19,628	$32,258	$123,780
Less: Net gains in earnings from marketable equity securities donated	—	(102)	—	(102)
Net unrealized (loss) gains in earnings from marketable equity securities still held at the end of the period	$(11,543)	$19,526	$32,258	$123,678
Investments in Affiliates. As of June 30, 2025, the Company’ healthcare subsidiary held investments in several other affiliates that Graham Healthcare Group (GHG) actively manages; GHG held a 40% interest in each of the following affiliates: Residential Home Health Illinois, Residential Hospice Illinois, Mary Free Bed at Home, and Allegheny Health Network Healthcare at Home. For the three and six months ended June 30, 2025, the Company recorded $4.1 million and $7.9 million, respectively, in revenue for services provided to the affiliates of GHG. For the three and six months ended June 30, 2024, the Company recorded $4.4 million and $8.5 million, respectively, in revenue for services provided to the affiliates of GHG.
As of June 30, 2025, the Company held an approximate 18% interest in Intersection Holdings, LLC (Intersection), and accounts for its investment under the equity method. The Company holds two of the ten seats of Intersection’s governing board, which allows the Company to exercise significant influence over Intersection. In April 2023, the Company loaned Intersection $30.0 million, which is repayable over 5 years at an interest rate of 9% per annum. The outstanding balance on this loan was $24.3 million as of June 30, 2025. The loan is repayable by May 2028.
As of June 30, 2025, the Company held a 50.4% and 41.4% interest in N2K Networks and Realm, respectively, on a fully diluted basis, and accounts for these investments under the equity method. The Company holds two of the five seats of N2K Networks’ governing board with the other shareholders retaining substantive participation rights to control the financial and operating decisions of N2K Networks through representation on the board. In May 2024, the Company entered into a convertible promissory note agreement to loan N2K Networks $2.0 million. The convertible promissory note bears interest at a rate of 12% per annum and, subject to conversion provisions, all unpaid interest and principal are due by May 2027.
The Company had $30.6 million and $38.0 million in its investment account that represents cumulative undistributed income in its investments in affiliates as of June 30, 2025 and December 31, 2024, respectively.
Additionally, Kaplan International Holdings Limited (KIHL) held a 45% interest in a joint venture formed with University of York. KIHL loaned the joint venture £22 million, which is repayable over 25 years at an interest rate of 7% and guaranteed by the University of York. The outstanding balance on this loan was £19.3 million as of June 30, 2025. The loan is repayable by December 2041.

Cost Method Investments. The Company held investments without readily determinable fair values in a number of equity securities that are accounted for as cost method investments, which are recorded at cost, less impairment, and adjusted for observable price changes for identical or similar investments of the same issuer. The carrying value of these investments was $62.4 million and $74.8 million as of June 30, 2025 and December 31, 2024, respectively. During the three and six months ended June 30, 2025, the Company recorded impairment losses of $12.7 million to equity securities that are accounted for as cost method investments. During the three and six months ended June 30, 2024, the Company recorded impairment losses of $0.3 million and $0.7 million, respectively, to those securities.
4. ACCOUNTS RECEIVABLE, ACCOUNTS PAYABLE, VEHICLE FLOOR PLAN PAYABLE AND ACCRUED LIABILITIES
Accounts receivable consist of the following:

	As of
	June 30, 2025	December 31, 2024
(in thousands)
Receivables from contracts with customers, less estimated credit losses of $24,384 and $23,719	$419,349	$477,827
Other receivables	42,205	36,599
	$461,554	$514,426
Credit loss expense was $1.0 million for three months ended June 30, 2025, and credit loss recovery was $0.1 million for the three months ended June 30, 2024. Credit loss expense was $2.1 million and $1.6 million for the six months ended June 30, 2025 and 2024, respectively.
Accounts payable, vehicle floor plan payable and accrued liabilities consist of the following:

	As of
	June 30, 2025	December 31, 2024
(in thousands)
Accounts payable	$164,108	$160,384
Vehicle floor plan payable	115,108	147,884
Accrued compensation and related benefits	145,562	172,915
Other accrued liabilities	214,405	231,322
	$639,183	$712,505
Cash overdrafts of $0.9 million are included in accounts payable as of June 30, 2025.
The Company finances new, used and service loaner vehicle inventory through standardized floor plan facilities with Truist Bank and Toyota Motor Credit Corporation and Ford Motor Credit Company. At June 30, 2025, the floor plan facilities bore interest at variable rates that are based on Secured Overnight Financing Rate (SOFR) and prime-based interest rates. The weighted average interest rate for the floor plan facilities was 6.3% and 6.7% for the three months ended June 30, 2025 and 2024, respectively. The weighted average interest rate for the floor plan facilities was 6.3% and 6.8% for the six months ended June 30, 2025 and 2024, respectively. The Company incurred floor plan interest expense of $1.9 million and $3.0 million for the three months ended June 30, 2025 and 2024, respectively, which is included in interest expense in the Condensed Consolidated Statements of Operations. The Company incurred floor plan interest expense of $4.1 million and $6.0 million for the six months ended June 30, 2025 and 2024, respectively. Changes in the vehicle floor plan payable are reported as cash flows from financing activities in the Condensed Consolidated Statements of Cash Flows.
The floor plan facilities are collateralized by vehicle inventory and other assets of the relevant dealership subsidiary, and contain a number of covenants, including, among others, covenants restricting the dealership subsidiary with respect to the creation of liens and changes in ownership, officers and key management personnel. The Company was in compliance with all of these restrictive covenants as of June 30, 2025.
The floor plan interest expense related to the vehicle floor plan arrangements is offset by amounts received from manufacturers in the form of floor plan assistance capitalized in inventory and recorded against cost of goods sold in the Condensed Consolidated Statements of Operations when the associated inventory is sold. For the three months ended June 30, 2025 and 2024, the Company recognized a reduction in cost of goods sold of $2.0 million and $2.4 million, respectively, related to manufacturer floor plan assistance. For the six months ended June 30, 2025 and 2024, the Company recognized a reduction in cost of goods sold of $4.0 million and $4.6 million, respectively, related to manufacturer floor plan assistance.
As of June 30, 2025 and December 31, 2024, the Company had $101.1 million and $133.5 million, respectively, in obligations outstanding related to floor plan facilities associated with new vehicles.

5. INVENTORIES AND CONTRACTS IN PROGRESS
Inventories and contracts in progress consist of the following:

	As of
	June 30, 2025	December 31, 2024
(in thousands)
Raw materials	$43,978	$46,058
Work-in-process	9,446	12,685
Finished goods	211,875	234,344
Contracts in progress	1,900	2,721
	$267,199	$295,808
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
Amortization of intangible assets for the three months ended June 30, 2025 and 2024, was $7.2 million and $10.1 million, respectively. Amortization of intangible assets for the six months ended June 30, 2025 and 2024, was $15.1 million and $20.8 million, respectively. Amortization of intangible assets is estimated to be approximately $12 million for the remainder of 2025, $19 million in 2026, $4 million in 2027, $1 million in 2028 and $1 million in 2029.
The changes in the carrying amount of goodwill, by segment, were as follows:

(in thousands)	Education	Television Broadcasting	Manufacturing	Healthcare	Automotive	Other Businesses	Total
Balance as of December 31, 2024
Goodwill	$1,146,335	$190,815	$234,993	$135,038	$129,280	$251,216	$2,087,677
Accumulated impairment losses	(331,151)	—	(82,062)	—	—	(174,428)	(587,641)
	815,184	190,815	152,931	135,038	129,280	76,788	1,500,036
Acquisitions	1,167	—	—	—	—	—	1,167
Dispositions	(1,204)	—	—	—	—	—	(1,204)
Foreign currency exchange rate changes	35,562	—	—	—	—	—	35,562
Balance as of June 30, 2025
Goodwill	1,181,860	190,815	234,993	135,038	129,280	251,216	2,123,202
Accumulated impairment losses	(331,151)	—	(82,062)	—	—	(174,428)	(587,641)
	$850,709	$190,815	$152,931	$135,038	$129,280	$76,788	$1,535,561

The changes in carrying amount of goodwill at the Company’s education division were as follows:

(in thousands)	Kaplan International	Higher Education	Supplemental Education	Total
Balance as of December 31, 2024
Goodwill	$580,495	$174,564	$391,276	$1,146,335
Accumulated impairment losses	—	(111,324)	(219,827)	(331,151)
	580,495	63,240	171,449	815,184
Acquisitions	—	—	1,167	1,167
Dispositions	(1,204)	—	—	(1,204)
Foreign currency exchange rate changes	35,474	—	88	35,562
Balance as of June 30, 2025
Goodwill	614,765	174,564	392,531	1,181,860
Accumulated impairment losses	—	(111,324)	(219,827)	(331,151)
	$614,765	$63,240	$172,704	$850,709
Other intangible assets consist of the following:

		As of June 30, 2025			As of December 31, 2024
(in thousands)	Useful Life Range	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Student and customer relationships	2–10 years	$279,276	$258,303	$20,973	$281,140	$252,969	$28,171
Trade names and trademarks	2–10 years	110,497	98,945	11,552	116,081	94,408	21,673
Network affiliation agreements	10 years	17,400	14,717	2,683	17,400	13,848	3,552
Databases and technology	3–6 years	29,852	29,852	—	33,290	33,290	—
Other	1–8 years	36,814	34,991	1,823	41,514	38,214	3,300
		$473,839	$436,808	$37,031	$489,425	$432,729	$56,696
Indefinite-Lived Intangible Assets
Franchise agreements		$92,158			$92,158
Trade names and trademarks		63,066			60,994
FCC licenses		11,000			11,000
Other		150			171
		$166,374			$164,323
7. DEBT
The Company’s borrowings consist of the following:

				As of
(in thousands)	Maturities	Stated Interest Rate	Effective Interest Rate	June 30, 2025	December 31, 2024
Unsecured notes (1)	2026	5.75%	5.75%	$399,341	$398,985
Revolving credit facility	2027	5.59% - 7.88%	5.92%	143,618	62,836
Term loan (2)	2027	6.16% - 6.21%	6.26%	136,457	140,099
Real estate term loan (3)	2028	6.06% - 6.09%	6.14%	68,922	70,795
Capital term loan (4)	2028	6.81% - 6.84%	6.89%	53,607	56,770
Other indebtedness	2025 - 2027	5.50% - 8.00%		14,430	18,707
Total Debt				816,375	748,192
Less: current portion				(502,124)	(26,577)
Total Long-Term Debt				$314,251	$721,615
____________
(1)     The carrying value is net of $0.7 million and $1.0 million of unamortized debt issuance costs as of June 30, 2025 and December 31, 2024, respectively.
(2)     The carrying value is net of $0.4 million and $0.5 million of unamortized debt issuance costs as of June 30, 2025 and December 31, 2024, respectively.
(3)     The carrying value is net of $0.1 million of unamortized debt issuance costs as of June 30, 2025 and December 31, 2024.
(4)     The carrying value is net of $0.6 million of unamortized debt issuance costs as of June 30, 2025 and December 31, 2024.

At June 30, 2025 and December 31, 2024, the fair value of the Company’s 5.75% unsecured notes, based on quoted market prices (Level 2 fair value assessment), totaled $400.7 million and $398.9 million, respectively.
The outstanding balance on the Company’s $300 million unsecured revolving credit facility was $143.6 million as of June 30, 2025, consisting of U.S. dollar borrowings of $75 million with interest payable at SOFR plus 1.375% or prime rate plus 0.375%, and British Pound borrowings of £50 million with interest payable at Daily Sterling Overnight Index Average (SONIA) plus 1.375%.
The fair value of the Company’s other debt, which is based on Level 2 inputs, approximates its carrying value as of June 30, 2025 and December 31, 2024. The Company is in compliance with all financial covenants of the revolving credit facility and term loans as of June 30, 2025.
During the three months ended June 30, 2025 and 2024, the Company had average borrowings outstanding of approximately $886.4 million and $841.8 million, respectively, at average annual interest rates of approximately 6.0% and 6.4%, respectively. During the three months ended June 30, 2025 and 2024, the Company incurred net interest expense of $15.8 million and $89.3 million, respectively.
During the six months ended June 30, 2025 and 2024, the Company had average borrowings outstanding of approximately $828.7 million and $826.9 million, respectively, at average annual interest rates of approximately 6.0% and 6.4%, respectively. During the six months ended June 30, 2025 and 2024, the Company incurred net interest expense of $95.6 million and $106.4 million, respectively.
During the three and six months ended June 30, 2025, the Company recorded interest expense of $1.2 million and $67.6 million, respectively, to adjust the fair value of the mandatorily redeemable noncontrolling interest. During the three and six months ended June 30, 2024, the Company recorded interest expense of $73.5 million and $75.4 million, respectively, to adjust the fair value of the mandatorily redeemable noncontrolling interest. The fair value of the mandatorily redeemable noncontrolling interest was based on the fair value of the underlying subsidiaries owned by GHC One and GHC Two, after taking into account any debt and other noncontrolling interests of its subsidiary investments. The fair value of the owned subsidiaries is determined by reference to either a discounted cash flow or EBITDA multiple, which approximates fair value (Level 3 fair value assessment) (See Note 2 and 8).

8. FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	As of June 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market investments (1)	$—	$6,008	$—	$6,008
Marketable equity securities (2)	889,515	—	—	889,515
Other current investments (3)	—	8,633	—	8,633
Total Financial Assets	$889,515	$14,641	$—	$904,156
Liabilities
Contingent consideration liabilities (4)	$—	$—	$1,349	$1,349
Interest rate swaps (5)	—	2,475	—	2,475
Mandatorily redeemable noncontrolling interest (6)	—	—	21,516	21,516
Total Financial Liabilities	$—	$2,475	$22,865	$25,340

	As of December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market investments (1)	$—	$3,908	$—	$3,908
Marketable equity securities (2)	852,434	—	—	852,434
Other current investments (3)	—	6,309	—	6,309
Foreign exchange swap (7)	—	710	—	710
Total Financial Assets	$852,434	$10,927	$—	$863,361
Liabilities
Contingent consideration liabilities (4)	$—	$—	$1,419	$1,419
Interest rate swaps (5)	—	1,419	—	1,419
Mandatorily redeemable noncontrolling interest (6)	—	—	159,548	159,548
Total Financial Liabilities	$—	$1,419	$160,967	$162,386
____________

(1)	The Company’s money market investments are included in cash and cash equivalents and the value considers the liquidity of the counterparty.
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

The following tables provide a reconciliation of changes in the Company’s financial liabilities measured at fair value on a recurring basis, using Level 3 inputs:

(in thousands)	Contingent consideration liabilities	Mandatorily redeemable noncontrolling interest
As of December 31, 2024	$1,419	$159,548
Changes in fair value (1)	—	67,560
Capital contributions	—	80
Accretion of value included in net income (1)	100	—
Settlements or distributions	(317)	(205,672)
Foreign currency exchange rate changes	147	—
As of June 30, 2025	$1,349	$21,516

(in thousands)	Contingent consideration liabilities	Mandatorily redeemable noncontrolling interest
As of December 31, 2023	$788	$40,764
Acquisition of business	1,298	—
Changes in fair value (1)	(75)	75,415
Capital contributions	—	21
Accretion of value included in net income (1)	6	—
Settlements or distributions	(719)	(305)
Foreign currency exchange rate changes	(14)	—
As of June 30, 2024	$1,284	$115,895
____________

(1)	Changes in fair value and accretion of value of contingent consideration liabilities are included in Selling, general and administrative expenses and the changes in fair value of mandatorily redeemable noncontrolling interest is included in Interest expense in the Company’s Condensed Consolidated Statements of Operations.
Mandatorily Redeemable Noncontrolling Interest. The mandatorily redeemable noncontrolling interest represents the ownership portion of a group of minority shareholders, consisting of a group of senior managers of the healthcare business, in subsidiaries of GHG. The Company established GHC One and GHC Two as vehicles to invest in a portfolio of healthcare businesses together with the group of senior managers of GHG. As the holder of preferred units, the Company is obligated to contribute 95% of the capital required for the acquisition of portfolio investments with the remaining 5% of the capital coming from the group of senior managers. The operating agreements of GHC One and GHC Two require the dissolution of the entities on March 31, 2026, and March 31, 2029, respectively, at which time the net assets will be distributed to its members. As a preferred unit holder, the Company will receive an amount up to its contributed capital plus a preferred annual return of 8% (guaranteed return) after the group of senior managers has received the redemption of their 5% interest in net assets (manager return). All distributions in excess of the manager and guaranteed return will be paid to common unit holders, which currently comprise the group of senior managers of GHG. The Company may convert its preferred units to common units at any time after which it will receive 80% of all distributions in excess of the manager return, with the remaining 20% of excess distributions going to the group of senior managers as holders of the other common units. The mandatorily redeemable noncontrolling interest is reported as a current and noncurrent liability at June 30, 2025 and a noncurrent liability at December 31, 2024 in the Condensed Consolidated Balance Sheets.
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
During the three and six months ended June 30, 2025, the Company recorded impairment losses of $12.7 million to equity securities that are accounted for as cost method investments. During the three and six months ended June 30, 2024, the Company recorded impairment losses of $0.3 million and $0.7 million, respectively, to those securities.
9. REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company generated 78% of its revenue from U.S. domestic sales for each of the three and six months ended June 30, 2025 and 2024. The remaining 22% of revenue was generated from non-U.S. sales for each of the three and six months ended June 30, 2025 and 2024.

For each of the three and six months ended June 30, 2025 and 2024, the Company recognized 54% of its revenue over time as control of the services and goods transferred to the customer, and the remaining 46% at a point in time, when the customer obtained control of the promised goods.
Contract Assets. As of June 30, 2025, the Company recognized a contract asset of $36.9 million related to a contract at a Kaplan International business, of which $6.3 million is included in Other current assets and $30.6 million is included in Deferred Charges and Other Assets. The Company expects to recognize an additional $258.9 million related to the remaining performance obligation in the contract over the next four years. As of December 31, 2024, the contract asset was $36.6 million, of which $1.9 million was included in Other current assets and $34.7 million was included in Deferred Charges and Other Assets. Additional contract assets of $3.1 million are included in Other current assets on the Company’s Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024.
Deferred Revenue. The Company records deferred revenue when cash payments are received or due in advance of the Company’s performance which includes some payments that are refundable due to the contractual right of the customer to cancel the agreement. As of June 30, 2025 and December 31, 2024, 27% and 19%, respectively, of the Company’s deferred revenue consisted of prepaid amounts which are refundable. The following table presents the change in the Company’s deferred revenue balance:

	As of
	June 30, 2025	December 31, 2024%
(in thousands)			Change
Deferred revenue	$361,750	$397,435	(9)
The majority of the change in the deferred revenue balance is related to decreases within the Kaplan International division due to the cyclical nature of services, partially offset by increases in the Supplemental Education division. During the six months ended June 30, 2025, the Company recognized $300.9 million related to the Company’s deferred revenue balance as of December 31, 2024, including $45.0 million of prepaid amounts which were refundable at the prior year-end.
Revenue allocated to remaining performance obligations represents deferred revenue amounts that will be recognized as revenue in future periods. As of June 30, 2025, the deferred revenue balance related to certain medical and nursing qualifications with an original contract length greater than twelve months at Kaplan Supplemental Education was $6.1 million. Kaplan Supplemental Education expects to recognize 72% of this revenue over the next twelve months and the remainder thereafter.
Costs to Obtain a Contract. The following table presents changes in the Company’s costs to obtain a contract asset:

(in thousands)	Balance at Beginning of Period	Costs associated with new contracts	Less: Costs amortized during the period	Other	Balance at End of Period
2025	$42,121	$36,363	$(52,173)	$2,682	$28,993
The majority of other activity was related to currency translation adjustments for the six months ended June 30, 2025.
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

The following reflects the Company’s net income (loss) and share data used in the basic and diluted earnings (loss) per share computations using the two-class method:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands, except per share amounts)	2025	2024	2025	2024
Numerator:
Numerator for basic earnings (loss) per share:
Net income (loss) attributable to Graham Holdings Company common stockholders	$36,749	$(21,040)	$60,643	$103,340
Less: Dividends paid-common stock outstanding and unvested restricted shares	(7,846)	(7,574)	(23,508)	(22,926)
Undistributed earnings (loss)	28,903	(28,614)	37,135	80,414
Percent allocated to common stockholders (1)	99.39%	100.00%	99.39%	99.32%
	28,726	(28,614)	36,908	79,869
Add: Dividends paid-common stock outstanding	7,798	7,523	23,364	22,772
Numerator for basic earnings (loss) per share	$36,524	$(21,091)	$60,272	$102,641
Add: Additional undistributed earnings due to dilutive stock options	2	—	2	3
Numerator for diluted earnings (loss) per share	$36,526	$(21,091)	$60,274	$102,644
Denominator:
Denominator for basic earnings (loss) per share:
Weighted average shares outstanding	4,333	4,401	4,327	4,416
Add: Effect of dilutive stock options	40	—	39	26
Denominator for diluted earnings (loss) per share	4,373	4,401	4,366	4,442
Graham Holdings Company Common Stockholders:
Basic earnings (loss) per share	$8.43	$(4.79)	$13.93	$23.24
Diluted earnings (loss) per share	$8.35	$(4.79)	$13.81	$23.11
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
Diluted earnings (loss) per share excludes the following weighted average potential common shares, as the effect would be antidilutive, as computed under the treasury stock method:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2025	2024	2025	2024
Weighted average restricted stock	13	20	13	19
Weighted average stock options	—	27	—	—
The diluted earnings per share amounts for the three and six months ended June 30, 2025 excludes the effect of 1,000 contingently issuable shares outstanding as their inclusion would have been antidilutive due to a market condition. The diluted (loss) earnings per share amounts for the three and six months ended June 30, 2024 exclude the effect of 27,742 stock options and contingently issuable shares outstanding as their inclusion would have been antidilutive due to a market condition.
In the three and six months ended June 30, 2025, the Company declared regular dividends totaling $1.80 and $5.40 per common share, respectively. In the three and six months ended June 30, 2024, the Company declared regular dividends totaling $1.72 and $5.16 per common share, respectively.

11. PENSION AND POSTRETIREMENT PLANS
Defined Benefit Plans. The total benefit arising from the Company’s defined benefit pension plans consists of the following components:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2025	2024	2025	2024
Service cost	$11,699	$14,071	$23,891	$28,105
Interest cost	6,956	11,246	13,377	22,440
Expected return on assets	(41,881)	(41,239)	(83,852)	(82,929)
Amortization of prior service credit	(521)	(482)	(1,040)	(976)
Recognized actuarial gain	—	(11,263)	—	(23,781)
Net Periodic Benefit	(23,747)	(27,667)	(47,624)	(57,141)
Special separation benefit expense	6,015	16,410	6,639	16,828
Total Benefit	$(17,732)	$(11,257)	$(40,985)	$(40,313)
In the second quarter of 2025, the Company recorded $6.0 million in expenses related to Separation Incentive Programs (SIPs) for certain Kaplan, Graham Media Group (GMG), WGB, Saatchi Art, Society6, Code3 and Decile employees. In the first quarter of 2025, the Company recorded $0.6 million in expenses related to a SIP for certain WGB employees. These SIPs were funded from the assets of the Company’s pension plans.
In the second quarter of 2024, the Company recorded $14.8 million in expenses related to a Voluntary Retirement Incentive Program (VRIP) for certain GMG and Corporate employees. Also in the second quarter of 2024, the Company recorded $1.6 million in expenses related to SIPs for certain Framebridge and Code3 employees. In the first quarter of 2024, the Company recorded $0.4 million in expenses related to a SIP for certain Framebridge employees. These VRIPs and SIPs were funded from the assets of the Company’s pension plans.
The total cost arising from the Company’s Supplemental Executive Retirement Plan (SERP) consists of the following components:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2025	2024	2025	2024
Service cost	$238	$288	$477	$575
Interest cost	1,197	1,129	2,394	2,257
Net Periodic Cost	$1,435	$1,417	$2,871	$2,832
Defined Benefit Plan Assets. The Company’s defined benefit pension obligations are funded by a portfolio made up of private investment funds and a relatively small number of stocks and high-quality fixed-income securities that are held by a third-party trustee. The assets of the Company’s pension plans were allocated as follows:

	As of
	June 30, 2025	December 31, 2024

U.S. equities	59%	64%
Private investment funds	17%	19%
International equities	19%	12%
U.S. fixed income	5%	5%
	100%	100%
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
The Company evaluated its defined benefit pension plan asset portfolio for the existence of significant concentrations (defined as greater than 10% of plan assets) of credit risk as of June 30, 2025. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country and individual fund. At June 30, 2025, the pension plan held investments in one common stock and one private investment fund that exceeded 10% of total plan assets, valued at $1,215.7 million, or approximately 37% of total plan assets. At December 31, 2024, the pension plan held investments in one common stock and one private investment fund that exceeded 10% of total plan assets, valued at $1,178.5 million, or approximately 40% of total plan assets. Assets also included $115.9 million and $100.1 million of Markel shares at June 30, 2025 and December 31, 2024, respectively.
Other Postretirement Plans. The total benefit arising from the Company’s other postretirement plans consists of the following components:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2025	2024	2025	2024
Interest cost	$12	$14	$22	$28
Recognized actuarial gain	(380)	(470)	(759)	(939)
Net Periodic Benefit	$(368)	$(456)	$(737)	$(911)
12. OTHER NON-OPERATING (EXPENSE) INCOME
A summary of non-operating (expense) income is as follows:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2025	2024	2025	2024
Impairment of cost method investments	$(12,679)	$(338)	$(12,679)	$(744)
Foreign currency loss, net	(4,475)	(1,700)	(8,854)	(1,083)
Gain on sale of businesses	371	3,483	371	4,358
Gain on sale of investment in affiliate	—	15	—	15
Other gain, net	327	331	641	892
Total Other Non-Operating (Expense) Income	$(16,456)	$1,791	$(20,521)	$3,438
During the six months ended June 30, 2024, the Company recorded contingent consideration gains of $0.9 million related to the disposition of Kaplan University (KU) in 2018.
In the second quarter of 2024, the Company recorded a $3.5 million gain related to the sale of a small business by WGB, which included five websites (see Note 2).

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The other comprehensive income (loss) consists of the following components:

	Three Months Ended June 30
	2025			2024
	Before-Tax	Income	After-Tax	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$32,283	$—	$32,283	$3,517	$—	$3,517
Adjustment for sale of a business with foreign operations	646	—	646	—	—	—
	32,929	—	32,929	3,517	—	3,517
Pension and other postretirement plans:
Amortization of net prior service credit included in net income	(521)	133	(388)	(482)	124	(358)
Amortization of net actuarial gain included in net income	(380)	98	(282)	(11,733)	3,004	(8,729)
	(901)	231	(670)	(12,215)	3,128	(9,087)
Cash flow hedges:
(Loss) gain for the period	(364)	95	(269)	346	(91)	255
Other Comprehensive Income (Loss)	$31,664	$326	$31,990	$(8,352)	$3,037	$(5,315)

	Six Months Ended June 30
	2025			2024
	Before-Tax	Income	After-Tax	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$46,550	$—	$46,550	$(9,767)	$—	$(9,767)
Adjustment for sale of a business with foreign operations	646	—	646	—	—	—
	47,196	—	47,196	(9,767)	—	(9,767)
Pension and other postretirement plans:
Amortization of net prior service credit included in net income	(1,040)	266	(774)	(976)	250	(726)
Amortization of net actuarial gain included in net income	(759)	195	(564)	(24,720)	6,329	(18,391)
	(1,799)	461	(1,338)	(25,696)	6,579	(19,117)
Cash flow hedges:
(Loss) gain for the period	(1,043)	271	(772)	1,457	(380)	1,077
Other Comprehensive Income (Loss)	$44,354	$732	$45,086	$(34,006)	$6,199	$(27,807)
The accumulated balances related to each component of other comprehensive income (loss) are as follows:

(in thousands, net of taxes)	Cumulative Foreign Currency Translation Adjustment	Unrealized Gain on Pensions and Other Postretirement Plans	Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance as of December 31, 2024	$(58,044)	$393,949	$(1,108)	$334,797
Other comprehensive income (loss) before reclassifications	46,550	—	(893)	45,657
Net amount reclassified from accumulated other comprehensive income (loss)	646	(1,338)	121	(571)
Net other comprehensive income (loss)	47,196	(1,338)	(772)	45,086
Balance as of June 30, 2025	$(10,848)	$392,611	$(1,880)	$379,883

The amounts and line items of reclassifications out of Accumulated Other Comprehensive Income (Loss) are as follows:

	Three Months Ended June 30		Six Months Ended June 30		Affected Line Item in the Condensed Consolidated Statements of Operations

(in thousands)	2025	2024	2025	2024
Foreign Currency Translation Adjustments:
Adjustment for sale of a business with foreign operations	$646	$—	$646	$—	Other (expense) income, net

Pension and Other Postretirement Plans:
Amortization of net prior service credit	(521)	(482)	(1,040)	(976)	(1)
Amortization of net actuarial gain	(380)	(11,733)	(759)	(24,720)	(1)
	(901)	(12,215)	(1,799)	(25,696)	Before tax
	231	3,128	461	6,579	Provision for Income Taxes
	(670)	(9,087)	(1,338)	(19,117)	Net of Tax
Cash Flow Hedges	61	(120)	121	(245)	Interest expense
Total reclassification for the period	$37	$(9,207)	$(571)	$(19,362)	Net of Tax
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
As of June 30, 2025, Kaplan had a total outstanding accounts receivable balance of $85.3 million from Purdue Global related to amounts due for reimbursements for services, fees earned and a deferred fee. Included in this total, Kaplan has a $19.8 million long-term receivable balance due from Purdue Global at June 30, 2025, related to the advance of $20.0 million during the initial KU Transaction.

Company information broken down by operating segment and education division:

	Three Months Ended June 30, 2025
(in thousands)	Education	Television Broadcasting	Manufacturing	Healthcare	Automotive	Total Segments
Operating Revenues	$436,813	$105,984	$96,218	$202,219	$285,572	$1,126,806
Reconciliation of Revenue
Other Businesses and Corporate Office Revenues (1)						89,591
Intersegment Elimination						(625)
Total Consolidated Revenues						$1,215,772

Less: Significant Expenses (2)
Cost of Revenue (3)	159,017		65,368	121,952	241,639	587,976
Payroll and Fringe Benefits Expense (4)	120,627	26,818			19,627	167,072
Occupancy Expense	29,024				1,857	30,881
Advertising and Marketing Expense	21,191					21,191
Networking and Programming Expense		31,207				31,207
Management Services (5)					2,059	2,059
Other Segment Items (6)	47,245	14,502	17,545	51,337	9,363	139,992
EBITDAP	$59,709	$33,457	$13,305	$28,930	$11,027	$146,428

Pension Service Cost	4,413	1,532	654	1,993	21	8,613
Depreciation Expense	7,412	2,625	2,654	1,723	1,708	16,122

Income from Operations before Amortization of Intangible Assets	$47,884	$29,300	$9,997	$25,214	$9,298	$121,693
						R
Other Businesses (7)						(25,666)
Corporate Costs						(16,035)
Amortization of Intangible Assets						(7,241)
Income from Operations						$72,751
Equity in Earnings of Affiliates, Net						3,114
Interest Expense, Net						(15,845)
Non-Operating Pension and Postretirement Benefit Income, Net						28,602
Loss on Marketable Equity Securities, Net						(11,543)
Other Expense, Net						(16,456)
Income Before Income Taxes						$60,623

Capital Expenditures	$5,376	$1,284	$2,686	$4,449	$1,492	$15,287
Reconciliation of Capital Expenditures
Other Businesses and Corporate Office Capital Expenditures (8)						4,533
Total Capital Expenditures						$19,820

(1)	Revenue from segments below the quantitative thresholds is attributable to Other Businesses and the Corporate Office, as described above. None of these operating segments meet the quantitative thresholds for determining reportable segments.
(2)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker (CODM).
(3)	Cost of revenue reflects the amounts reported and provided to the CODM and does not necessarily reconcile to the Company's Consolidated Statement of Operations or align across reportable segments. Cost of revenue excludes charges related to depreciation, which is shown separately above.
(4)	Excludes pension service cost, which is shown separately above. Excludes any payroll and related benefits costs captured in cost of revenue.
(5)	Management and operating services provided by Christopher J. Ourisman and his team of industry professionals.
(6)	Other segment items for each reportable segment include:
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
(c) Manufacturing - payroll and fringe benefits expense (SG&A) and other SG&A expenses.
(d) Healthcare - indirect costs (e.g. payroll and benefits expenses, general and administrative expenses) and other SG&A expenses.
(e) Automotive - advertising and marketing expense and other G&A expenses.
(7)	Profit or loss from operating segments below the quantitative thresholds attributable to Other Businesses as described above. These operating segments did not meet any of the quantitative thresholds for determining reportable segments.
(8)	Capital Expenditures from operating segments below the quantitative thresholds are attributable to Other Businesses and the Corporate Office, as described above. None of these operating segments meet the quantitative thresholds for determining reportable segments.

The Company’s education division comprises the following operating segments:

	Three Months Ended June 30, 2025
(in thousands)	Kaplan International	Higher Education	Supplemental Education	Kaplan Corporate and Other	Intersegment Elimination	Total Education
Operating Revenues	$272,171	$84,738	$80,161	$23	$(280)	$436,813

Less: Significant Expenses (1)
Cost of Revenue (2)	89,421	56,721	13,117		(242)	159,017
Payroll and Fringe Benefits Expense (3)	76,656	5,242	33,345	5,406	(22)	120,627
Occupancy Expense	27,540	184	1,228	72		29,024
Advertising and Marketing Expense	8,758	2,131	10,180	122		21,191
Other Segment Items (4)	33,320	216	12,282	1,428	(1)	47,245
EBITDAP	$36,476	$20,244	$10,009	$(7,005)	$(15)	$59,709

Pension Service Cost	146	1,889	1,972	406		4,413
Depreciation Expense	6,393	383	631	5		7,412

Income (Loss) from Operations before Amortization of Intangible Assets	$29,937	$17,972	$7,406	$(7,416)	$(15)	$47,884

Capital Expenditures	$3,713	$492	$1,164	$7		$5,376

(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)	Cost of revenue reflects the amounts reported and provided to the CODM and does not necessarily reconcile to the Company's Consolidated Statement of Operations or align across reportable segments. Cost of revenue excludes charges related to depreciation, which is shown separately above.
(3)	Excludes pension service cost, which is shown separately above. Excludes any payroll and related benefits costs captured in cost of revenue.
(4)	Other segment items for each reportable segment include:
(a) Kaplan international - travel meals and entertainment expense, training and employment expense, operating fees and other G&A expenses.
(b) Higher education - training and employment expense, operating fees and other G&A expenses.
(c) Supplemental education - training and employment expense, operating fees and other G&A expenses.

Company information broken down by operating segment and education division:

	Three Months Ended June 30, 2024
(in thousands)	Education	Television Broadcasting	Manufacturing	Healthcare	Automotive	Total Segments
Operating Revenues	$422,899	$115,478	$103,626	$147,528	$308,814	$1,098,345
Reconciliation of Revenue
Other Businesses and Corporate Office Revenues (1)						87,566
Intersegment Elimination						(631)
Total Consolidated Revenues						$1,185,280

Less: Significant Expenses (2)
Cost of Revenue (3)	159,401		78,327	81,608	262,788	582,124
Payroll and Fringe Benefits Expense (4)	118,025	29,120			21,292	168,437
Occupancy Expense	30,429				1,918	32,347
Advertising and Marketing Expense	18,521					18,521
Networking and Programming Expense		31,636				31,636
Management Services (5)					2,002	2,002
Other Segment Items (6)	44,807	17,948	15,400	46,051	8,848	133,054
EBITDAP	$51,716	$36,774	$9,899	$19,869	$11,966	$130,224

Pension Service Cost	4,712	1,416	292	4,851	42	11,313
Depreciation Expense	8,855	2,870	2,694	1,683	1,716	17,818

Income from Operations before Amortization of Intangible Assets	$38,149	$32,488	$6,913	$13,335	$10,208	$101,093

Other Businesses (7)						(24,100)
Corporate Costs						(14,737)
Amortization of Intangible Assets						(10,058)
Impairment of Goodwill and Other Long-Lived Assets						(26,287)
Income from Operations						$25,911
Equity in Earnings of Affiliates, Net						2,560
Interest Expense, Net						(89,272)
Non-Operating Pension and Postretirement Benefit Income, Net						24,655
Gain on Marketable Equity Securities, Net						19,628
Other Income, Net						1,791
Loss Before Income Taxes						$(14,727)

Capital Expenditures	$5,138	$1,708	$2,608	$2,890	$1,165	$13,509
Reconciliation of Capital Expenditures
Other Businesses and Corporate Office Capital Expenditures (8)						7,255
Total Capital Expenditures						$20,764

(1)	Revenue from segments below the quantitative thresholds is attributable to Other Businesses and the Corporate Office, as described above. None of these operating segments meet the quantitative thresholds for determining reportable segments.
(2)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(3)	Cost of revenue reflects the amounts reported and provided to the CODM and does not necessarily reconcile to the Company's Consolidated Statement of Operations or align across reportable segments. Cost of revenue excludes charges related to depreciation, which is shown separately above.
(4)	Excludes pension service cost, which is shown separately above. Excludes any payroll and related benefits costs captured in cost of revenue.
(5)	Management and operating services provided by Christopher J. Ourisman and his team of industry professionals.
(6)	Other segment items for each reportable segment include:
(a) Education (includes Kaplan International, Kaplan Higher Education and Kaplan Supplemental Education) - training and employment expense, travel meals and entertainment expense, operating fees and other G&A expenses.
(b) Television Broadcasting - other broadcast expenses, facilities expenses, third-party commission costs and other SG&A expenses.
(c) Manufacturing - payroll and fringe benefits expense (SG&A) and other SG&A expenses.
(d) Healthcare - indirect costs (e.g. payroll and benefits expenses, general and administrative expenses) and other SG&A expenses.
(e) Automotive - advertising and marketing expense and other G&A expenses.
(7)	Profit or loss from operating segments below the quantitative thresholds attributable to Other Businesses as described above. These operating segments did not meet any of the quantitative thresholds for determining reportable segments.
(8)	Capital Expenditures from operating segments below the quantitative thresholds are attributable to Other Businesses and the Corporate Office, as described above. None of these operating segments meet the quantitative thresholds for determining reportable segments.

The Company’s education division comprises the following operating segments:

	Three Months Ended June 30, 2024
(in thousands)	Kaplan International	Higher Education	Supplemental Education	Kaplan Corporate and Other	Intersegment Elimination	Total Education
Operating Revenues	$267,026	$81,041	$73,133	$2,993	$(1,294)	$422,899

Less: Significant Expenses (1)
Cost of Revenue (2)	89,687	57,319	13,947		(1,552)	159,401
Payroll and Fringe Benefits Expense (3)	77,109	3,994	30,665	6,257		118,025
Occupancy Expense	26,759	188	704	2,778		30,429
Advertising and Marketing Expense	8,478	1,396	8,450	197		18,521
Other Segment Items (4)	31,826	946	10,744	1,387	(96)	44,807
EBITDAP	$33,167	$17,198	$8,623	$(7,626)	$354	$51,716

Pension Service Cost	166	2,045	2,094	407		4,712
Depreciation Expense	7,177	799	857	22		8,855

Income (Loss) from Operations before Amortization of Intangible Assets	$25,824	$14,354	$5,672	$(8,055)	$354	$38,149

Capital Expenditures	$4,503	$174	$461	$—		$5,138

(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)	Cost of revenue reflects the amounts reported and provided to the CODM and does not necessarily reconcile to the Company's Consolidated Statement of Operations or align across reportable segments. Cost of revenue excludes charges related to depreciation, which is shown separately above.
(3)	Excludes pension service cost, which is shown separately above. Excludes any payroll and related benefits costs captured in cost of revenue.
(4)	Other segment items for each reportable segment include:
(a) Kaplan international - travel meals and entertainment expense, training and employment expense, operating fees and other G&A expenses.
(b) Higher education - training and employment expense, operating fees and other G&A expenses.
(c) Supplemental education - training and employment expense, operating fees and other G&A expenses.

Company information broken down by operating segment and education division:

	Six Months Ended June 30, 2025
(in thousands)	Education	Television Broadcasting	Manufacturing	Healthcare	Automotive	Total Segments
Operating Revenues	$861,544	$209,538	$194,223	$375,960	$566,563	$2,207,828
Reconciliation of Revenue
Other Businesses and Corporate Office Revenues (1)						175,108
Intersegment Elimination						(1,249)
Total Consolidated Revenues						$2,381,687

Less: Significant Expenses (2)
Cost of Revenue (3)	325,104		135,105	222,067	481,946	1,164,222
Payroll and Fringe Benefits Expense (4)	233,947	54,582			39,056	327,585
Occupancy Expense	56,946				3,728	60,674
Advertising and Marketing Expense	40,411					40,411
Networking and Programming Expense		62,564				62,564
Management Services (5)					4,111	4,111
Other Segment Items (6)	91,288	29,130	34,123	101,743	18,442	274,726
EBITDAP	$113,848	$63,262	$24,995	$52,150	$19,280	$273,535

Pension Service Cost	8,636	2,951	1,730	4,992	48	18,357
Depreciation Expense	15,176	5,253	5,357	3,509	3,437	32,732

Income from Operations before Amortization of Intangible Assets	$90,036	$55,058	$17,908	$43,649	$15,795	$222,446

Other Businesses (7)						(55,113)
Corporate Costs						(32,044)
Amortization of Intangible Assets						(15,065)
Income from Operations						$120,224
Equity in Losses of Affiliates, Net						(5,314)
Interest Expense, Net						(95,622)
Non-Operating Pension and Postretirement Benefit Income, Net						63,219
Gain on Marketable Equity Securities, Net						32,258
Other Expense, Net						(20,521)
Income Before Income Taxes						$94,244

Capital Expenditures	$10,117	$1,482	$6,059	$5,066	$1,972	$24,696
Reconciliation of Capital Expenditures
Other Businesses and Corporate Office Capital Expenditures (8)						9,227
Total Capital Expenditures						$33,923

(1)	Revenue from segments below the quantitative thresholds is attributable to Other Businesses and the Corporate Office, as described above. None of these operating segments meet the quantitative thresholds for determining reportable segments.
(2)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(3)	Cost of revenue reflects the amounts reported and provided to the CODM and does not necessarily reconcile to the Company's Consolidated Statement of Operations or align across reportable segments. Cost of revenue excludes charges related to depreciation, which is shown separately above.
(4)	Excludes pension service cost, which is shown separately above. Excludes any payroll and related benefits costs captured in cost of revenue.
(5)	Management and operating services provided by Christopher J. Ourisman and his team of industry professionals.
(6)	Other segment items for each reportable segment include:
(a) Education (includes Kaplan International, Kaplan Higher Education and Kaplan Supplemental Education) - training and employment expense, travel meals and entertainment expense, operating fees and other G&A expenses.
(b) Television Broadcasting - other broadcast expenses, facilities expenses, third-party commission costs and other SG&A expenses.
(c) Manufacturing - payroll and fringe benefits expense (SG&A) and other SG&A expenses.
(d) Healthcare - indirect costs (e.g. payroll and benefits expenses, general and administrative expenses) and other SG&A expenses.
(e) Automotive - advertising and marketing expense and other G&A expenses.
(7)	Profit or loss from operating segments below the quantitative thresholds attributable to Other Businesses as described above. These operating segments did not meet any of the quantitative thresholds for determining reportable segments.
(8)	Capital Expenditures from operating segments below the quantitative thresholds are attributable to Other Businesses and the Corporate Office, as described above. None of these operating segments meet the quantitative thresholds for determining reportable segments.

The Company’s education division comprises the following operating segments:

	Six Months Ended June 30, 2025
(in thousands)	Kaplan International	Higher Education	Supplemental Education	Kaplan Corporate and Other	Intersegment Elimination	Total Education
Operating Revenues	$533,427	$173,225	$155,564	$35	$(707)	$861,544

Less: Significant Expenses (1)
Cost of Revenue (2)	177,518	123,383	24,872		(669)	325,104
Payroll and Fringe Benefits Expense (3)	147,322	9,719	66,512	10,416	(22)	233,947
Occupancy Expense	54,565	360	1,886	135		56,946
Advertising and Marketing Expense	16,943	4,008	19,210	250		40,411
Other Segment Items (4)	63,852	440	24,467	2,493	36	91,288
EBITDAP	$73,227	$35,315	$18,617	$(13,259)	$(52)	$113,848

Pension Service Cost	286	3,697	3,859	794		8,636
Depreciation Expense	12,942	839	1,384	11		15,176

Income (Loss) from Operations before Amortization of Intangible Assets	$59,999	$30,779	$13,374	$(14,064)	$(52)	$90,036

Capital Expenditures	$6,500	$665	$2,945	$7		$10,117

(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)	Cost of revenue reflects the amounts reported and provided to the CODM and does not necessarily reconcile to the Company's Consolidated Statement of Operations or align across reportable segments. Cost of revenue excludes charges related to depreciation, which is shown separately above.
(3)	Excludes pension service cost, which is shown separately above. Excludes any payroll and related benefits costs captured in cost of revenue.
(4)	Other segment items for each reportable segment include:
(a) Kaplan international - travel meals and entertainment expense, training and employment expense, operating fees and other G&A expenses.
(b) Higher education - training and employment expense, operating fees and other G&A expenses.
(c) Supplemental education - training and employment expense, operating fees and other G&A expenses.

Company information broken down by operating segment and education division:

	Six Months Ended June 30, 2024
(in thousands)	Education	Television Broadcasting	Manufacturing	Healthcare	Automotive	Total Segments
Operating Revenues	$845,497	$228,536	$205,529	$275,729	$612,654	$2,167,945
Reconciliation of Revenue
Other Businesses and Corporate Office Revenues (1)						171,440
Intersegment Elimination						(1,443)
Total Consolidated Revenues						$2,337,942

Less: Significant Expenses (2)
Cost of Revenue (3)	328,940		153,591	152,665	521,749	1,156,945
Payroll and Fringe Benefits Expense (4)	231,922	58,396			43,102	333,420
Occupancy Expense	60,958				3,774	64,732
Advertising and Marketing Expense	35,546					35,546
Networking and Programming Expense		63,526				63,526
Management Services (5)					4,009	4,009
Other Segment Items (6)	89,439	34,350	32,508	90,116	16,674	263,087
EBITDAP	$98,692	$72,264	$19,430	$32,948	$23,346	$246,680

Pension Service Cost	8,822	3,055	919	9,609	57	22,462
Depreciation Expense	18,160	5,738	5,409	3,277	3,429	36,013

Income from Operations before Amortization of Intangible Assets	$71,710	$63,471	$13,102	$20,062	$19,860	$188,205

Other Businesses (7)						(50,383)
Corporate Costs						(29,373)
Amortization of Intangible Assets						(20,809)
Impairment of Goodwill and Other Long-Lived Assets						(26,287)
Income from Operations						$61,353
Equity in Earnings of Affiliates, Net						4,891
Interest Expense, Net						(106,422)
Non-Operating Pension and Postretirement Benefit Income, Net						67,072
Gain on Marketable Equity Securities, Net						123,780
Other Income, Net						3,438
Income Before Income Taxes						$154,112

Capital Expenditures	$12,657	$3,337	$8,268	$4,826	$2,369	$31,457
Reconciliation of Capital Expenditures
Other Businesses and Corporate Office Capital Expenditures (8)						10,780
Total Capital Expenditures						$42,237

(1)	Revenue from segments below the quantitative thresholds is attributable to Other Businesses and the Corporate Office, as described above. None of these operating segments meet the quantitative thresholds for determining reportable segments.
(2)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(3)	Cost of revenue reflects the amounts reported and provided to the CODM and does not necessarily reconcile to the Company's Consolidated Statement of Operations or align across reportable segments. Cost of revenue excludes charges related to depreciation, which is shown separately above.
(4)	Excludes pension service cost, which is shown separately above. Excludes any payroll and related benefits costs captured in cost of revenue.
(5)	Management and operating services provided by Christopher J. Ourisman and his team of industry professionals.
(6)	Other segment items for each reportable segment include:
(a) Education (includes Kaplan International, Kaplan Higher Education and Kaplan Supplemental Education) - training and employment expense, travel meals and entertainment expense, operating fees and other G&A expenses.
(b) Television Broadcasting - other broadcast expenses, facilities expenses, third-party commission costs and other SG&A expenses.
(c) Manufacturing - payroll and fringe benefits expense (SG&A) and other SG&A expenses.
(d) Healthcare - indirect costs (e.g. payroll and benefits expenses, general and administrative expenses) and other SG&A expenses.
(e) Automotive - advertising and marketing expense and other G&A expenses.
(7)	Profit or loss from operating segments below the quantitative thresholds attributable to Other Businesses as described above. These operating segments did not meet any of the quantitative thresholds for determining reportable segments.
(8)	Capital Expenditures from operating segments below the quantitative thresholds are attributable to Other Businesses and the Corporate Office, as described above. None of these operating segments meet the quantitative thresholds for determining reportable segments.

The Company’s education division comprises the following operating segments:

	Six Months Ended June 30, 2024
(in thousands)	Kaplan International	Higher Education	Supplemental Education	Kaplan Corporate and Other	Intersegment Elimination	Total Education
Operating Revenues	$536,824	$161,163	$145,255	$5,581	$(3,326)	$845,497

Less: Significant Expenses (1)
Cost of Revenue (2)	181,340	123,306	27,781		(3,487)	328,940
Payroll and Fringe Benefits Expense (3)	150,223	7,995	61,774	11,930		231,922
Occupancy Expense	53,755	362	1,343	5,498		60,958
Advertising and Marketing Expense	16,388	3,019	15,844	295		35,546
Other Segment Items (4)	63,120	1,080	22,473	2,694	72	89,439
EBITDAP	$71,998	$25,401	$16,040	$(14,836)	$89	$98,692

Pension Service Cost	329	3,826	3,912	755		8,822
Depreciation Expense	14,533	1,702	1,876	49		18,160

Income (Loss) from Operations before Amortization of Intangible Assets	$57,136	$19,873	$10,252	$(15,640)	$89	$71,710

Capital Expenditures	$11,520	$233	$904	$—		$12,657

(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)	Cost of revenue reflects the amounts reported and provided to the CODM and does not necessarily reconcile to the Company's Consolidated Statement of Operations or align across reportable segments. Cost of revenue excludes charges related to depreciation, which is shown separately above.
(3)	Excludes pension service cost, which is shown separately above. Excludes any payroll and related benefits costs captured in cost of revenue.
(4)	Other segment items for each reportable segment include:
(a) Kaplan international - travel meals and entertainment expense, training and employment expense, operating fees and other G&A expenses.
(b) Higher education - training and employment expense, operating fees and other G&A expenses.
(c) Supplemental education - training and employment expense, operating fees and other G&A expenses.
Asset information for the Company’s business segments and education division is as follows:

	As of
(in thousands)	June 30, 2025	December 31, 2024
Identifiable Assets
Kaplan international	$1,439,715	$1,500,846
Higher education	177,588	182,442
Supplemental education	230,420	238,836
Kaplan corporate and other	38,403	41,754
Education	1,886,126	1,963,878
Television broadcasting	393,233	402,200
Manufacturing	417,315	411,137
Healthcare	340,637	308,591
Automotive	549,591	582,105
Total Segments	3,586,902	3,667,911
Other businesses	327,733	338,089
Corporate office	106,358	139,126
Investments in Marketable Equity Securities	889,515	852,434
Investments in Affiliates	158,059	169,125
Prepaid Pension Cost	2,550,465	2,510,520
Total Assets	$7,619,032	$7,677,205

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.
This analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto.
Results of Operations
The Company reported net income attributable to common shares of $36.7 million ($8.35 per share) for the second quarter of 2025, compared to a net loss of $21.0 million ($4.79 per share) for the second quarter of 2024.
Items included in the Company’s net income for the second quarter of 2025:
•$6.0 million in non-operating expenses related to Separation Incentive Programs (SIPs) at other businesses and the education and television broadcasting divisions (after tax-impact of $4.5 million, or $1.02 per share);
•$1.2 million in interest expense to adjust the fair value of the mandatorily redeemable noncontrolling interest (after-tax impact of $3.5 million, or $0.79 per share);
•$11.5 million in net losses on marketable equity securities (after-tax impact of $8.6 million, or $1.95 per share);
•$0.4 million in net losses of affiliates whose operations are not managed by the Company (after-tax impact of $0.3 million, or $0.07 per share); and
•a non-operating loss of $12.7 million from the impairment of a cost method investment (after-tax impact of $9.5 million, or $2.15 per share).
Items included in the Company’s net loss for the second quarter of 2024:
•$26.3 million in goodwill and intangible asset impairment charges at World of Good Brands (WGB) (after tax impact of $20.6 million, or $4.62 per share);
•$16.4 million in non-operating expenses related to a Voluntary Retirement Incentive Program (VRIP) at the television broadcasting division and the corporate office, and SIPs at other businesses (after tax-impact of $12.2 million, or $2.74 per share);
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
•a non-operating gain of $3.5 million from the sale of certain WGB websites (after-tax impact of $2.7 million, or $0.61 per share); and
•a non-operating loss of $0.3 million from the impairment of a cost method investment (after-tax impact of $0.3 million, or $0.06 per share).
Revenue for the second quarter of 2025 was $1,215.8 million, up 3% from $1,185.3 million in the second quarter of 2024. Revenues increased at education, healthcare and other businesses, partially offset by declines at television broadcasting, manufacturing and automotive. The Company reported operating income of $72.8 million for the second quarter of 2025, compared to $25.9 million for the second quarter of 2024. Excluding goodwill and other long-lived asset impairment charges at WGB in the second quarter of 2024, the improvement in operating results is due to increases at education, manufacturing, and healthcare, partially offset by declines at television broadcasting, automotive and other businesses.
For the first six months of 2025, the Company reported net income attributable to common shares of $60.6 million ($13.81 per share), compared to $103.3 million ($23.11 per share) for the first six months of 2024.

Items included in the Company’s net income for the first six months of 2025:
•$6.6 million in non-operating expenses related to SIPs at other businesses and the education and television broadcasting divisions (after tax-impact of $4.9 million, or $1.12 per share);
•$67.6 million in interest expense to adjust the fair value of the mandatorily redeemable noncontrolling interest (after-tax impact of $53.9 million, or $12.26 per share);
•$32.3 million in net gains on marketable equity securities (after-tax impact of $24.0 million, or $5.46 per share);
•$12.3 million in net losses of affiliates whose operations are not managed by the Company (after-tax impact of $9.2 million, or $2.09 per share); and
•a non-operating loss of $12.7 million from the impairment of a cost method investment (after-tax impact of $9.5 million, or $2.16 per share).
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
•a non-operating gain of $3.5 million from the sale of certain WGB websites (after-tax impact of $2.7 million, or $0.61 per share); and
•a non-operating loss of $0.7 million from the impairment of cost method investments (after-tax impact of $0.6 million, or $0.12 per share).
Revenue for the first six months of 2025 was $2,381.7 million, up 2% from $2,337.9 million in the first six months of 2024. Revenues increased at education, healthcare and other businesses, partially offset by declines at television broadcasting, manufacturing and automotive. The Company reported operating income of $120.2 million for the first six months of 2025, compared to $61.4 million for the first six months of 2024. Excluding goodwill and other long-lived asset impairment charges at WGB in the second quarter of 2024, the improvement in operating results is due to increases at education, manufacturing and healthcare, partially offset by declines at television broadcasting, automotive and other businesses.
Division Results
Education
Education division revenue totaled $436.8 million for the second quarter of 2025, up 3% from $422.9 million for the same period of 2024. Kaplan reported operating income of $46.2 million for the second quarter of 2025, compared to $35.3 million for the second quarter of 2024.
For the first six months of 2025, education division revenue totaled $861.5 million, up 2% from $845.5 million for the same period of 2024. Kaplan reported operating income of $86.2 million for the first six months of 2025, compared to $65.9 million for the first six months of 2024.

A summary of Kaplan’s operating results is as follows:

	Three Months Ended			Six Months Ended
	June 30			June 30
(in thousands)	2025	2024	% Change	2025	2024	% Change
Revenue
Kaplan international	$272,171	$267,026	2	$533,427	$536,824	(1)
Higher education	84,738	81,041	5	173,225	161,163	7
Supplemental education	80,161	73,133	10	155,564	145,255	7
Kaplan corporate and other	23	2,993	(99)	35	5,581	(99)
Intersegment elimination	(280)	(1,294)	—	(707)	(3,326)	—
	$436,813	$422,899	3	$861,544	$845,497	2
Operating Income (Loss)
Kaplan international	$29,937	$25,824	16	$59,999	$57,136	5
Higher education	17,972	14,354	25	30,779	19,873	55
Supplemental education	7,406	5,672	31	13,374	10,252	30
Kaplan corporate and other	(7,416)	(8,055)	8	(14,064)	(15,640)	10
Amortization of intangible assets	(1,699)	(2,872)	41	(3,818)	(5,846)	35
Intersegment elimination	(15)	354	—	(52)	89	—
	$46,185	$35,277	31	$86,218	$65,864	31
Kaplan International includes postsecondary education, professional training and language training businesses largely outside the United States (U.S.). Kaplan International revenue increased 2% for the second quarter (2% decrease on a constant currency basis) due largely to growth at UK Professional and Singapore, partially offset by lower student enrollments at Languages and Australia. Kaplan International revenue decreased 1% for the first six months (2% on a constant currency basis) due largely to lower student enrollments at UK Pathways, Languages and Australia, partially offset by growth at UK Professional and Singapore. Kaplan International reported operating income of $29.9 million in the second quarter of 2025, compared to $25.8 million in the second quarter of 2024. The increase is due largely to improved results at Pathways and Singapore, partially offset by a decline in results at Languages, UK Professional and MPW. Operating income increased to $60.0 million in the first six months of 2025, compared to $57.1 million in the first six months of 2024. The increase is due largely to improved results at Australia and Singapore, partially offset by a decline at MPW, Pathways and Languages.
Higher Education includes the results of Kaplan as a service provider to higher education institutions. Higher Education revenue increased 5% and 7% for the second quarter and first six months of 2025, respectively, due primarily to an increase in the Purdue Global fee recorded. Enrollments at Purdue Global, the largest institutional client, increased 4% for the first six months of 2025 compared to the first six months of 2024. For the second quarter and first six months of 2025, Kaplan recorded the full fee from Purdue Global. For the second quarter and first six months of 2024, Kaplan recorded a portion of the fee from Purdue Global. The Company will continue to assess the fee it records from Purdue Global on a quarterly basis to make a determination as to whether to record all or part of the fee in the future and whether to adjust fee amounts recognized in earlier periods. Higher Education operating results improved in the second quarter and first six months of 2025 due to an increase in the Purdue Global fee recorded, and a decline in higher education development costs.
Supplemental Education includes Kaplan’s standardized test preparation programs and domestic professional and other continuing education businesses. Most of the program offerings in Supplemental Education experienced growth in the first half leading to a 7% revenue increase. Operating results improved in the second quarter and first six months of 2025 due largely to revenue growth.
Kaplan corporate and other represents unallocated expenses of Kaplan’s corporate office, other minor businesses and certain shared activities.
In the second quarter of 2025, the Company offered a SIP to certain employees at Higher Education and Supplemental Education, which was funded from the assets of the Company’s pension plan; $0.7 million in related non-operating pension expense was recorded in the second quarter of 2025.
Television Broadcasting
A summary of television broadcasting’s operating results is as follows:

	Three Months Ended			Six Months Ended
	June 30			June 30
(in thousands)	2025	2024	% Change	2025	2024	% Change
Revenue	$105,984	$115,478	(8)	$209,538	$228,536	(8)
Operating Income	27,940	31,128	(10)	52,338	60,761	(14)

Graham Media Group (GMG) owns seven television stations located in Houston, TX; Detroit, MI; Orlando, FL; San Antonio, TX; Jacksonville, FL; and Roanoke, VA, as well as SocialNewsDesk, a provider of social media management tools designed to connect newsrooms with their users. Revenue at the television broadcasting division decreased 8% to $106.0 million in the second quarter of 2025, from $115.5 million in the same period of 2024. The revenue decrease is due to a $4.5 million decrease in political advertising revenue, a $2.6 million decrease in retransmission revenue and declines in local and digital advertising revenue. Operating income for the second quarter of 2025 was down 10% to $27.9 million, from $31.1 million in the same period of 2024, due to lower revenues, partially offset by overall costs.
Revenue at the television broadcasting division was down 8% to $209.5 million in the first six months of 2025, from $228.5 million in the same period of 2024. The revenue decline is due to a $6.1 million decrease in political advertising revenue, a $4.1 million decrease in retransmission revenue and declines in local and digital advertising revenue. Operating income for the first six months of 2025 was down 14% to $52.3 million, from $60.8 million in the same period of 2024, due to lower revenues, partially offset by lower overall costs. While per subscriber rates from cable, satellite and OTT providers have grown, overall cable and satellite subscribers are down due to cord cutting, resulting in retransmission revenue net of network fees in 2025 expected to decline compared with 2024, and this trend is expected to continue.
In the second quarter of 2025, GMG offered a SIP; $0.1 million in related non-operating pension expense was recorded. In the second quarter of 2024, the Company offered a VRIP to certain employees at the television broadcasting division; $14.3 million in related non-operating pension expense was recorded in the second quarter of 2024. These programs were funded from the assets of the Company’s pension plan.
Manufacturing
A summary of manufacturing’s operating results is as follows:

	Three Months Ended			Six Months Ended
	June 30			June 30
(in thousands)	2025	2024	% Change	2025	2024	% Change
Revenue	$96,218	$103,626	(7)	$194,223	$205,529	(6)
Operating Income	7,566	4,265	77	13,046	7,334	78
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
Manufacturing revenues decreased 7% and 6% in the second quarter and first six months of 2025, respectively. The revenue decline in the second quarter of 2025 is due to lower revenues at Hoover and Forney, partially offset by increased revenues at Dekko and Joyce. The revenue decline in the first six months of 2025 is due to lower revenues at Hoover, partially offset by increased revenues at Dekko, Joyce and Forney. The revenue decline at Hoover is due largely to a decrease in overall product demand, particularly for multi-family housing. Hoover results included wood gains on inventory sales in the first half of 2025 and 2024, with gains in the first half of 2025 higher than the prior year. Manufacturing operating results improved in the second quarter of 2025 due largely to increases at Dekko and Joyce, partially offset by a decline at Hoover. Manufacturing operating results improved in the first six months of 2025 due largely to increases at Dekko and Forney, partially offset by declines at Hoover and Joyce.
On July 15, 2025, Hoover acquired Arconic Architectural Products, LLC, a wholly-owned subsidiary of Arconic Corporation, which manufactures aluminum cladding products and operates within the broader non-residential materials space from its facility in Eastman, GA. A significant portion of the purchase price was funded by the Company’s assumption of approximately $105 million in net pension obligations.

Healthcare
A summary of healthcare’s operating results is as follows:

	Three Months Ended			Six Months Ended
	June 30			June 30
(in thousands)	2025	2024	% Change	2025	2024	% Change
Revenue	$202,219	$147,528	37	$375,960	$275,729	36
Operating Income	25,097	12,737	97	43,414	18,828	—
Graham Healthcare Group (GHG) provides home health and hospice services in seven states. GHG also provides nursing care and prescription services for patients receiving in-home infusion treatments through its 87.5% interest in CSI Pharmacy Holding Company, LLC (CSI), and other healthcare services through Clarus (provides call management SaaS-based solution for physician groups and hospitals), Impact Medical (an Allergy, Asthma and Immunology physician practice), Skin Clique (a concierge provider of aesthetics products and services) and Surpass Behavioral Health (provides therapy for autism patients). Healthcare revenues increased 37% and 36% and operating results were up substantially in the second quarter and first six months of 2025, largely due to significant growth at CSI from an expansion of infusion treatment offerings and patient service areas, and growth in home health and hospice services and at the other healthcare businesses; operating results also benefited from a reduction in pension expense. In January 2022, GHG implemented a pension credit retention program offering a pension credit up to $50,000 per employee, cliff vested after three years of continuous employment for certain existing employees and new employees. Effective April 1, 2024, this program is no longer being offered to new employees.
The Company also holds interests in four home health and hospice joint ventures managed by GHG, whose results are included in equity in earnings of affiliates in the Company’s Condensed Consolidated Statements of Operations. The Company recorded equity in earnings of $3.4 million for each of the second quarters of 2025 and 2024 from these joint ventures. The Company recorded equity in earnings of $6.6 million and $6.8 million for the first six months of 2025 and 2024, respectively.
Automotive
A summary of automotive’s operating results is as follows:

	Three Months Ended			Six Months Ended
	June 30			June 30
(in thousands)	2025	2024	% Change	2025	2024	% Change
Revenue	$285,572	$308,814	(8)	$566,563	$612,654	(8)
Operating Income	9,293	10,203	(9)	15,785	19,855	(20)
Automotive includes eight automotive dealerships in the Washington, DC metropolitan area and Richmond, VA: Ourisman Lexus of Rockville, Ourisman Honda of Tysons Corner, Ourisman Jeep of Bethesda, Ourisman Ford of Manassas, Toyota of Woodbridge, Ourisman Chrysler-Dodge-Jeep-Ram of Woodbridge, Ourisman Toyota of Richmond and Ourisman Kia of Bethesda. Christopher J. Ourisman, a member of the Ourisman Automotive Group family of dealerships, and his team of industry professionals operate and manage the dealerships; the Company holds a 90% stake.
Revenues for each of the second quarter and first six months of 2025 decreased 8%, due largely to declines in new and used vehicle sales and a decline in sales of finance and insurance product offerings, partially offset by sales growth for services and parts. Operating results decreased for the second quarter of 2025 due largely to lower overall sales and gross margins on new vehicles and a decline in finance and insurance product sales; partially offset by higher overall gross profits on services and parts and used vehicles. Operating results declined for the first six months of 2025 due largely to lower overall sales and gross margins on new vehicles, a decline in finance and insurance product sales, and lower overall gross profit on used vehicles; partially offset by higher overall gross profit on services and parts.

Other Businesses
A summary of revenue by category for other businesses:

	Three Months Ended			Six Months Ended
	June 30		%	June 30		%
(in thousands)	2025	2024	Change	2025	2024	Change
Operating Revenues
Specialty (1)	$42,750	$37,470	14	$81,513	$71,635	14
Retail (2)	27,257	26,573	3	53,379	52,610	1
Media (3)	18,963	22,948	(17)	38,975	46,044	(15)
	$88,970	$86,991	2	$173,867	$170,289	2
____________

(1)	Includes Clyde’s Restaurant Group, Decile and Supporting Cast
(2)	Includes Framebridge, Saatchi Art and Society6
(3)	Includes Slate, Foreign Policy, Code3, World of Good Brands and City Cast
Overall, revenue from other businesses increased 2% in the second quarter and first six months of 2025. For the first six months of 2025, specialty revenue increased due to revenue growth at Clyde’s Restaurant Group (CRG), Supporting Cast and Decile. Retail revenue increased due to revenue growth at Framebridge, offset by lower revenue at Society6 and Saatchi Art. Media revenue declined due to lower revenue at WGB, Slate and Code3, partially offset by revenue growth at Foreign Policy and City Cast.
Overall, operating results at other businesses were down in the second quarter and first six months of 2025, excluding goodwill and intangible asset impairment charges at WGB in the second quarter of 2024. The declines were due to declines at WGB, Society6, Framebridge, Slate and City Cast, partially offset by improved results at Foreign Policy, CRG, Decile, Supporting Cast and Code3.
Clyde’s Restaurant Group
CRG owns and operates 14 restaurants and entertainment venues in the Washington, DC metropolitan area, including Old Ebbitt Grill and The Hamilton. In July 2024, CRG opened Rye Street Tavern, a new restaurant in Baltimore, MD. In November 2024, CRG opened Cordelia Fishbar, a new restaurant in Washington, D.C. Revenue increased in the second quarter and first six months of 2025 due to the new restaurant openings and modest price increases. CRG reported an operating profit in each of the second quarters and first six months of 2025 and 2024, with improved results in the second quarter and first six months of 2025.
CRG plans to open a new restaurant in Reston, VA in the second quarter of 2026.
Framebridge
Framebridge is a custom framing service company, headquartered in Washington, DC, with 36 retail locations, and two manufacturing facilities in Kentucky and Virginia. In addition, Framebridge is in the process of opening an additional manufacturing facility in Nevada in the third quarter of 2025. In the first half of 2025, Framebridge opened five new retail stores. Framebridge plans to open additional stores in 2025, including an expansion into California, and continues to actively explore other opportunities for further store expansion.
Revenues increased in the second quarter and first six months of 2025 due to an increase in retail revenue from same-store sales growth and operating additional retail stores compared to the same periods in 2024, as well as higher online revenues. Framebridge is an investment stage business and reported significant operating losses in the first six months of 2025 and 2024.
In the first and second quarters of 2024, Framebridge implemented a SIP, which was funded by the assets of the Company’s pension plan; $0.4 million and $1.0 million in related non-operating pension expense was recorded in the first and second quarters of 2024, respectively.
Other
Other businesses also include Code3, a performance marketing agency focused on driving performance for brands though three core elements of digital success: media, creative and commerce; Slate and Foreign Policy, which publish online and print magazines and websites; Saatchi Art and Society6, which offer art and design; WGB, an owner and operator of websites; and three investment stage businesses, Decile, City Cast and Supporting Cast. Foreign Policy, City Cast, Supporting Cast and Decile reported revenue growth in the first six months of 2025, while WGB, Society6, Slate, Saatchi Art and Code3 reported revenue declines. Losses from WGB, Society6, City Cast, Saatchi Art, Decile, Slate, Code3 and Supporting Cast in the first six months of 2025 adversely affected operating results, while Foreign Policy reported an operating profit during this period.

In the first half of 2025, the Company completed the sale of various websites and related businesses that made WGB. All remaining WGB operations are expected to be substantially shut down by the end of the third quarter of 2025. WGB recorded various asset write-offs and incurred other costs in the second quarter of 2025 related to these actions.
In the second quarter of 2025, the Company offered SIPs to certain employees at Code3, Saatchi Art, Society6, WGB and Decile; $5.2 million in related non-operating pension expense was recorded. In the first quarter of 2025, WGB offered a SIP; $0.6 million in related non-operating pension expense was recorded. In the second quarter of 2024, Code3 implemented a SIP to reduce the number of employees; $0.6 million in related non-operating pension expense was recorded. These SIPs were funded by the assets of the Company’s pension plan.
Corporate Office
Corporate office includes the expenses of the Company’s corporate office and certain continuing obligations related to prior business dispositions.
Equity in Earnings (Losses) of Affiliates
At June 30, 2025, the Company held an approximate 18% interest in Intersection Holdings, LLC, a company that provides digital marketing and advertising services and products for cities, transit systems, airports, and other public and private spaces; and a 41.4% interest on a fully diluted basis in Realm. The Company also holds interests in several other affiliates, including a number of home health and hospice joint ventures managed by GHG and two joint ventures managed by Kaplan. Overall, the Company recorded equity in earnings of affiliates of $3.1 million for the second quarter of 2025, compared to $2.6 million for the second quarter of 2024. These amounts include $0.4 million and $1.1 million in net losses for the second quarter of 2025 and 2024, respectively, from affiliates whose operations are not managed by the Company.
The Company recorded equity in losses of affiliates of $5.3 million for the first six months of 2025, compared to earnings of $4.9 million for the first six months of 2024. These amounts include $12.3 million and $2.6 million in net losses for the first six months of 2025 and 2024, respectively, from affiliates whose operations are not managed by the Company.
Net Interest Expense and Related Balances
The Company incurred net interest expense of $15.8 million and $95.6 million for the second quarter and first six months of 2025, respectively, compared to $89.3 million and $106.4 million for the second quarter and first six months of 2024.
The Company recorded interest expense of $1.2 million and $67.6 million in the second quarter and first six months of 2025, respectively; compared to $73.5 million and $75.4 million in the second quarter and first six months of 2024, respectively, to adjust the fair value of the mandatorily redeemable noncontrolling interest at GHG. The significant adjustments recorded in the first quarter of 2025 and second quarter of 2024 are largely related to a substantial increase in the estimated fair value of CSI. On February 25, 2025, the Company and a group of minority shareholders entered into an agreement to settle a significant portion of the mandatorily redeemable noncontrolling interest for a total of $205 million, which consisted of approximately $186.25 million in cash and $18.75 million in Graham Holdings Company Class B common stock.
Excluding these adjustments, the decrease in net interest expense relates primarily to lower interest rates on the Company’s variable debt.
At June 30, 2025, the Company had $816.4 million in borrowings outstanding at an average interest rate of 6.0%, and cash, marketable equity securities and other investments of $1,127.5 million. At June 30, 2025, the Company had $143.6 million outstanding on its $300 million revolving credit facility.
Non-operating Pension and Postretirement Benefit Income, net
The Company recorded net non-operating pension and postretirement benefit income of $28.6 million and $63.2 million for the second quarter and first six months of 2025, respectively, compared to $24.7 million and $67.1 million for the second quarter and first six months of 2024, respectively.
In the second quarter of 2025, the Company recorded $6.0 million in expenses related to non-operating SIPs at the education and television broadcasting divisions and other businesses. In the first quarter of 2025, the Company recorded $0.6 million in expenses related to non-operating SIPs at other businesses.
In the second quarter of 2024, the Company recorded $14.8 million in expenses related to a VRIP at the television broadcasting division and the corporate office and $1.6 million in expenses related to non-operating SIPs at other businesses. In the first quarter of 2024, the Company recorded $0.4 million in expenses related to a non-operating SIP at other businesses.
(Loss) Gain on Marketable Equity Securities, net
Overall, the Company recognized $11.5 million in net losses and $32.3 million in net gains on marketable equity securities in the second quarter and first six months of 2025, respectively, compared to $19.6 million and $123.8 million in net gains on marketable equity securities in the second quarter and first six months of 2024, respectively.
Other Non-Operating Income (Expenses)
The Company recorded total other non-operating expenses, net, of $16.5 million for the second quarter of 2025, compared to income of $1.8 million for the second quarter of 2024. The 2025 amounts included a $12.7 million impairment on a cost method investment and $4.5 million in foreign currency losses; partially offset by $0.4 million gain on sale of businesses and other items. The 2024 amounts included a gain of $3.5 million on the sale of certain WGB websites, and other items; partially offset by $1.7 million in foreign currency losses and a $0.3 million impairment on a cost method investment.
The Company recorded total other non-operating expense, net, of $20.5 million for the first six months of 2025, compared to income of $3.4 million for the first six months of 2024. The 2025 amounts included a $12.7 million impairment on a cost method investment and $8.9 million in foreign currency losses; partially offset by $0.4 million gain on sale of businesses and other items. The 2024 amounts included a gain of $3.5 million on the sale of certain WGB websites; $0.9 million in gains related to the sale of businesses and contingent consideration, and other items; partially offset by $1.1 million in foreign currency losses and a $0.7 million impairment on cost method investments.
Provision for Income Taxes
The Company’s effective tax rate for the first six months of 2025 and 2024 was 29.8% and 30.9%, respectively. The Company’s effective tax rate for the first six months of 2025 is based on the estimated full year 2025 effective tax rate, which includes the adverse impact of the permanent difference related to the interest expense recorded to adjust the fair value of the mandatorily redeemable noncontrolling interest at GHG. For the first six months of 2024, the Company’s effective tax rate was based on the estimated full year 2024 effective tax rate, which includes the adverse impact of the permanent differences related to the interest expense recorded to adjust the fair value of the mandatorily redeemable noncontrolling interest at GHG and goodwill and intangible asset impairment charges.
On July 4, 2025, legislation known as "An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14" (the Act) was enacted in the U.S., which includes, among other things, many corporate income tax provisions that will impact the Company. The Company is in the process of analyzing the various provisions of the Act. At this stage, the Company expects the Act will result in a significant decline in federal taxable income for 2025 and a related reduction in federal income tax payments for the second half of 2025 as a result of changes to the income tax treatment of certain research and development costs and accelerated income tax deductions for certain capital expenditures.
Earnings Per Share
The calculation of diluted earnings per share for the second quarter and first six months of 2025 was based on 4,372,639 and 4,365,534 weighted average shares outstanding, respectively, compared to 4,400,745 and 4,442,214 for the second quarter and first six months of 2024. At June 30, 2025, there were 4,359,759 shares outstanding. On September 12, 2024, the Board of Directors authorized the Company to acquire up to 500,000 shares of its Class B common stock; the Company has remaining authorization for 462,482 shares as of June 30, 2025.
Other
Graham Healthcare Group Leadership Changes
David Curtis and Justin DeWitte, co-CEOs of GHG, recently made the decision to step down from their respective leadership roles at GHG. Both will remain with GHG for a transition period and to support the search and onboarding of a new leader for the home health and hospice businesses. The other healthcare businesses will transition to reporting into Graham Holdings leadership directly.
Tariffs
Historically, tariffs have had a limited impact on the Company’s financial operations and business strategy. The Company’s holding company structure, with a diverse portfolio of U.S. businesses and international operations, serves to limit its overall risk. While the Company believes it is reasonably well insulated from tariffs currently, there is significant uncertainty as to future policies regarding U.S. and worldwide tariffs. Therefore, it is possible that the Company could be significantly impacted. At this time, however, we believe that macroeconomic risks related to tariff policies and a potential economic slowdown pose the most meaningful risk to the Company’s financial results. In considering our approach and strategy related to tariff policies and changing conditions, the Company will continue to track developments and develop plans as needed.
Financial Condition: Liquidity and Capital Resources
The Company considers the following when assessing its liquidity and capital resources:

	As of
(In thousands)	June 30, 2025	December 31, 2024
Cash and cash equivalents	$176,223	$260,852
Restricted cash	53,125	37,001
Investments in marketable equity securities and other investments	898,148	858,743
Total debt	816,375	748,192
Cash generated by operations is the Company’s primary source of liquidity. The Company maintains investments in a portfolio of marketable equity securities, which is considered when assessing the Company’s sources of liquidity. An additional source of liquidity includes the undrawn portion of the Company’s $300 million revolving credit facility, amounting to $156.4 million at June 30, 2025 and the undrawn $50.0 million delayed draw term loan at the automotive subsidiary.
During the first six months of 2025, the Company’s cash and cash equivalents decreased by $84.6 million, due to the settlement of a significant portion of the mandatorily redeemable noncontrolling interest, capital expenditures, purchase of marketable equity securities, share repurchases, dividend payments, and net repayments of the vehicle floor plan payable, which was offset by cash generated from operations and additional borrowings. In the first six months of 2025, the Company’s borrowings increased by $68.2 million, primarily due to net borrowings under the revolving credit facility, partially offset by repayments under the term loan and commercial notes at the automotive subsidiary.
As of June 30, 2025 and December 31, 2024, the Company had money market investments of $6.0 million and $3.9 million, that are included in cash and cash equivalents. At June 30, 2025, the Company held approximately $104 million in cash and cash equivalents in businesses domiciled outside the U.S., of which approximately $6 million is not available for immediate use in operations or for distribution. Additionally, Kaplan’s business operations outside the U.S. retain cash balances to support ongoing working capital requirements, capital expenditures, and regulatory requirements. As a result, the Company considers a significant portion of the cash and cash equivalents balance held outside the U.S. as not readily available for use in U.S. operations.
At June 30, 2025, the fair value of the Company’s investments in marketable equity securities was $889.5 million, which includes investments in the common stock of four publicly traded companies. During the first six months of 2025, the Company purchased $4.8 million of marketable equity securities. There were no sales of marketable equity securities during the first six months of 2025. At June 30, 2025, the net unrealized gain related to the Company’s investments totaled $657.5 million.
The Company had working capital of $430.2 million and $898.8 million at June 30, 2025 and December 31, 2024, respectively. The working capital at June 30, 2025 includes the Company’s $400 million senior unsecured fixed rate notes that are due on June 1, 2026. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments.
At June 30, 2025 and December 31, 2024, the Company had borrowings outstanding of $816.4 million and $748.2 million, respectively. The Company’s borrowings at June 30, 2025 were mostly from $400.0 million of 5.75% unsecured notes due June 1, 2026, $143.6 million in outstanding borrowings under the Company’s revolving credit facility, a term loan of $136.5 million, and real estate and capital term loans of $122.5 million at the automotive subsidiary. The Company’s borrowings at December 31, 2024 were mostly from $400.0 million of 5.75% unsecured notes due June 1, 2026, $62.8 million in outstanding borrowings under the Company’s revolving credit facility, a term loan of $140.1 million, and real estate and capital term loans of $127.6 million at the automotive subsidiary. The interest on the $400.0 million of 5.75% unsecured notes is payable semiannually on June 1 and December 1.
During the six months ended June 30, 2025 and 2024, the Company had average borrowings outstanding of approximately $828.7 million and $826.9 million, respectively, at average annual interest rates of approximately 6.0% and 6.4%, respectively. During the six months ended June 30, 2025 and 2024, the Company incurred net interest expense of $95.6 million and $106.4 million, respectively. Included in the interest expense for the six months ended June 30, 2025 and 2024 is $67.6 million and $75.4 million, respectively, to adjust the fair value of the mandatorily redeemable noncontrolling interest (see Notes 7 and 8).

On February 25, 2025, the Company and a group of minority shareholders entered into an agreement to settle a significant portion of the mandatorily redeemable noncontrolling interest related to GHC One, including CSI, for a total of $205 million, which consisted of approximately $186.25 million in cash and $18.75 million in Graham Holdings Company Class B common stock.
The settlement agreement resulted in a $66.2 million increase to the mandatorily redeemable noncontrolling interest obligation, which the Company recorded as interest expense in the first quarter of 2025. The remaining mandatorily redeemable noncontrolling interest obligation related to GHC One and GHC Two was $21.5 million at June 30, 2025.
On June 12, 2025, Standard & Poor’s affirmed the Company’s credit rating and maintained the outlook as Stable. On December 20, 2024, Moody’s affirmed the Company’s credit rating and maintained the outlook as Stable.
The Company’s current credit ratings are as follows:

	Moody’s	Standard & Poor’s
Long-term	Ba1	BB
Outlook	Stable	Stable
The Company expects to fund its estimated capital needs primarily through existing cash balances and internally generated funds, and, as needed, from borrowings under its revolving credit facility. As of June 30, 2025, the Company had $143.6 million outstanding under the $300 million revolving credit facility. In management’s opinion, the Company will have sufficient financial resources to meet its business requirements in the next 12 months, including working capital requirements, capital expenditures, interest payments, potential acquisitions and strategic investments, dividends and stock repurchases.
In summary, the Company’s cash flows for each period were as follows:

	Six Months Ended June 30
(In thousands)	2025	2024
Net cash provided by operating activities	$140,810	$53,108
Net cash used in investing activities	(31,317)	(41,784)
Net cash used in financing activities	(188,512)	(21,261)
Effect of currency exchange rate change	10,514	(4,339)
Net decrease in cash and cash equivalents and restricted cash	$(68,505)	$(14,276)
Operating Activities. Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. The Company’s net cash flow provided by operating activities were as follows:

	Six Months Ended June 30
(In thousands)	2025	2024
Net Income	$66,144	$106,512
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and goodwill and other long-lived asset impairments	55,271	91,796
Amortization of lease right-of-use asset	28,729	32,614
Net pension benefit, early retirement program and special separation benefit expense	(40,985)	(40,313)
Other non-cash activities	9,287	(109,547)
Change in operating assets and liabilities	22,364	(27,954)
Net Cash Provided by Operating Activities	$140,810	$53,108
Net cash provided by operating activities consists primarily of cash receipts from customers, less disbursements for costs, benefits, income taxes, interest and other expenses.
For the first six months of 2025 compared to the first six months of 2024, the increase in net cash provided by operating activities is primarily driven by the changes in operating assets and liabilities and higher net income, net of non-cash adjustments. Changes in operating assets and liabilities were driven by lower purchases of inventory, partially offset by increases in vendor payments.

Investing Activities. The Company’s net cash flow used in investing activities were as follows:

	Six Months Ended June 30
(In thousands)	2025	2024
Purchases of property, plant and equipment	$(32,285)	$(39,560)
Net proceeds from disposition of businesses, property, plant and equipment and investments	7,348	3,700
Purchases of marketable equity securities	(4,823)	—
Investments in certain businesses, net of cash acquired	(2,523)	(3,828)
Loan to related party	—	(2,000)
Other	966	(96)
Net Cash Used in Investing Activities	$(31,317)	$(41,784)
Capital Expenditures. The amounts reflected in the Company’s Condensed Consolidated Statements of Cash Flows are based on cash payments made during the relevant periods, whereas the Company’s capital expenditures for the first six months of 2025 and 2024 disclosed in Note 15 to the Condensed Consolidated Financial Statements include assets acquired during the period. The Company estimates that its capital expenditures will be in the range of $85 million to $95 million in 2025.
Disposition of Businesses. In April 2025, Kaplan completed the sale of a small business, BridgeU Limited, which was included in Kaplan International. In the first half of 2025, WGB completed the sale of various websites and related businesses that made up the WGB operations. All remaining WGB operations are expected to be substantially shut down by the end of the third quarter of 2025.
Purchases of marketable equity securities. The Company purchased $4.8 million of marketable equity securities during the first six months of 2025. There were no sales of marketable equity securities during the first six months of 2025. There were no purchases or sales of marketable equity securities during the first six months of 2024.
Acquisitions. In June 2025, Kaplan acquired one small business which is included in its supplemental education division. During 2024, the Company acquired two small businesses. In January 2024, the Company acquired one small business which is included in other businesses. In May 2024, Kaplan acquired one small business which is included in its international division.
On July 15, 2025, Hoover acquired Arconic Architectural Products, LLC, a wholly-owned subsidiary of Arconic Corporation, which manufactures aluminum cladding products and operates within the broader non-residential materials space from its facility in Eastman, GA. A significant portion of the purchase price was funded by the Company’s assumption of approximately $105 million in net pension obligations.
Loan to related party. In May 2024, the Company entered into a convertible promissory note agreement to loan N2K Networks $2.0 million. The convertible promissory note bears interest at a rate of 12% per annum and, subject to conversion provisions, all unpaid interest and principal are due by May 2027.
Financing Activities. The Company’s net cash flow used in financing activities were as follows:

	Six Months Ended June 30
(In thousands)	2025	2024
Distributions paid to noncontrolling interests	$(190,319)	$(2,683)
Net borrowing under revolving credit facility	75,000	33,245
Net (repayments of) proceeds from vehicle floor plan payable	(32,776)	26,612
Repayments of borrowings	(13,172)	(9,883)
Dividends paid	(15,660)	(15,352)
Common shares repurchased	(3,468)	(49,514)
Other	(8,117)	(3,686)
Net Cash Used in Financing Activities	$(188,512)	$(21,261)
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
Borrowings and Vehicle Floor Plan Payable. In the first six months of 2025 and 2024, the Company made additional borrowings on the $300 million revolving credit facility and repaid amounts borrowed under the term loan and commercial notes at the automotive subsidiary. In the first six months of 2025 and 2024, the Company used vehicle floor plan financing to fund the purchase of new, used and service loaner vehicles at its automotive subsidiary. The (repayments of) proceeds from the vehicle floor plan payable fluctuates with changes in the amount of vehicle inventory held by the automotive dealerships.
Dividends. The quarterly dividend rate per share was $1.80 and $1.72 for the first six months of 2025 and 2024, respectively. The Company expects to pay a dividend of $7.20 per share in 2025.
Common Stock Repurchases. During the first six months of 2025, the Company purchased a total of 3,978 shares of its Class B common stock at a cost of approximately $3.5 million resulting from the net settlement of stock awards upon vesting. On September 12, 2024, the Board of Directors authorized the Company to acquire up to 500,000 shares of its Class B common stock. The Company did not announce a ceiling price or time limit for the purchases. At June 30, 2025, the Company had remaining authorization from the Board of Directors to purchase up to 462,482 shares of Class B common stock.
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
Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and the Company’s Chief Financial Officer (principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of June 30, 2025. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended June 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

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

GRAHAM HOLDINGS COMPANY
(Registrant)

Date: July 30, 2025	/s/ Timothy J. O’Shaughnessy
Timothy J. O’Shaughnessy, President & Chief Executive Officer (Principal Executive Officer)

Date: July 30, 2025	/s/ Wallace R. Cooney
Wallace R. Cooney, Chief Financial Officer (Principal Financial Officer)