Form 10-Q
period 2025-09-30
Graham Holdings Co
filed 2025-10-29
CIK 104889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2025
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
Shares outstanding at October 24, 2025:
Class A Common Stock – 964,001 Shares
Class B Common Stock – 3,398,422 Shares

GRAHAM HOLDINGS COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30

(in thousands, except per share amounts)	2025	2024	2025	2024
Operating Revenues
Sales of services	$700,356	$700,009	$2,016,490	$2,003,543
Sales of goods	578,503	507,153	1,644,056	1,541,561
	1,278,859	1,207,162	3,660,546	3,545,104
Operating Costs and Expenses
Cost of services sold (exclusive of items shown below)	425,051	399,667	1,200,503	1,171,703
Cost of goods sold (exclusive of items shown below)	479,344	427,114	1,362,688	1,306,905
Selling, general and administrative	276,103	269,016	823,499	801,982
Depreciation of property, plant and equipment	19,298	21,332	59,504	66,032
Amortization of intangible assets	9,692	8,385	24,757	29,194
Impairment of goodwill and other long-lived assets	2,235	—	2,235	26,287
	1,211,723	1,125,514	3,473,186	3,402,103
Income from Operations	67,136	81,648	187,360	143,001
Equity in earnings (losses) of affiliates, net	15,780	(13,361)	10,466	(8,470)
Interest income	1,464	2,277	6,225	6,566
Interest expense	(17,164)	(25,896)	(117,547)	(136,607)
Non-operating pension and postretirement benefit income, net	31,047	38,307	94,266	105,379
Gain on marketable equity securities, net	84,768	30,496	117,026	154,276
Other income (expense), net	7	(465)	(20,514)	2,973
Income Before Income Taxes	183,038	113,006	277,282	267,118
Provision for Income Taxes	56,800	38,500	84,900	86,100
Net Income	126,238	74,506	192,382	181,018
Net Income Attributable to Noncontrolling Interests	(3,313)	(2,003)	(8,814)	(5,175)
Net Income Attributable to Graham Holdings Company Common Stockholders	$122,925	$72,503	$183,568	$175,843

Per Share Information Attributable to Graham Holdings Company Common Stockholders
Basic net income per common share	$28.19	$16.54	$42.15	$39.74
Basic average number of common shares outstanding	4,334	4,352	4,329	4,395
Diluted net income per common share	$27.91	$16.42	$41.75	$39.49
Diluted average number of common shares outstanding	4,378	4,384	4,370	4,423
See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2025	2024	2025	2024
Net Income	$126,238	$74,506	$192,382	$181,018
Other Comprehensive (Loss) Income, Before Tax
Foreign currency translation adjustments:
Translation adjustments arising during the period	(8,227)	31,469	38,323	21,702
Adjustment for sales of businesses with foreign operations	—	(765)	646	(765)
	(8,227)	30,704	38,969	20,937
Pension and other postretirement plans:
Amortization of net prior service credit included in net income	(520)	(487)	(1,560)	(1,463)
Amortization of net actuarial gain included in net income	(378)	(12,360)	(1,137)	(37,080)
	(898)	(12,847)	(2,697)	(38,543)
Cash flow hedges gain (loss)	64	(1,975)	(979)	(518)
Other Comprehensive (Loss) Income, Before Tax	(9,061)	15,882	35,293	(18,124)
Income tax benefit related to items of other comprehensive (loss) income	212	3,803	944	10,002
Other Comprehensive (Loss) Income, Net of Tax	(8,849)	19,685	36,237	(8,122)
Comprehensive Income	117,389	94,191	228,619	172,896
Comprehensive income attributable to noncontrolling interests	(3,313)	(2,003)	(8,814)	(5,175)
Total Comprehensive Income Attributable to Graham Holdings Company	$114,076	$92,188	$219,805	$167,721

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands)	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$190,822	$260,852
Restricted cash	46,281	37,001
Investments in marketable equity securities and other investments	1,005,792	858,743
Accounts receivable, net	543,995	514,426
Inventories and contracts in progress	306,257	295,808
Prepaid expenses	135,165	116,472
Income taxes receivable	6,402	7,714
Other current assets	7,861	7,608
Total Current Assets	2,242,575	2,098,624
Property, Plant and Equipment, Net	559,913	549,364
Lease Right-of-Use Assets	404,029	388,419
Investments in Affiliates	201,144	169,125
Goodwill, Net	1,571,968	1,500,036
Indefinite-Lived Intangible Assets	165,300	164,323
Amortized Intangible Assets, Net	68,910	56,696
Prepaid Pension Cost	2,462,685	2,510,520
Deferred Income Taxes	9,519	8,908
Deferred Charges and Other Assets	165,926	231,190
Total Assets	$7,851,969	$7,677,205

Liabilities and Equity
Current Liabilities
Accounts payable, vehicle floor plan payable and accrued liabilities	$747,486	$712,505
Deferred revenue	425,621	390,976
Income taxes payable	16,128	11,502
Mandatorily redeemable noncontrolling interest	8,661	—
Current portion of lease liabilities	62,614	58,239
Current portion of long-term debt	424,870	26,577
Dividends declared	7,851	—
Total Current Liabilities	1,693,231	1,199,799
Accrued Compensation and Related Benefits	131,238	136,101
Other Liabilities	29,280	27,361
Deferred Income Taxes	757,898	739,260
Mandatorily Redeemable Noncontrolling Interest	13,526	159,548
Lease Liabilities	379,092	362,885
Long-Term Debt	307,026	721,615
Total Liabilities	3,311,291	3,346,569
Commitments and Contingencies (Note 14)
Redeemable Noncontrolling Interests	52,018	43,821
Preferred Stock	—	—
Common Stockholders’ Equity
Common stock	20,000	20,000
Capital in excess of par value	365,595	356,919
Retained earnings	8,183,958	8,031,750
Accumulated other comprehensive income, net of taxes
Cumulative foreign currency translation adjustment	(19,075)	(58,044)
Unrealized gain on pensions and other postretirement plans	391,942	393,949
Cash flow hedges	(1,833)	(1,108)
Cost of Class B common stock held in treasury	(4,483,861)	(4,486,805)
Total Common Stockholders’ Equity	4,456,726	4,256,661
Noncontrolling Interests	31,934	30,154
Total Equity	4,488,660	4,286,815
Total Liabilities and Equity	$7,851,969	$7,677,205
See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30
(in thousands)	2025	2024
Cash Flows from Operating Activities
Net Income	$192,382	$181,018
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and goodwill and other long-lived asset impairments	86,496	121,513
Amortization of lease right-of-use asset	44,229	47,746
Net pension benefit, early retirement program and special separation benefit expense	(61,090)	(64,532)
Gain on marketable equity securities and cost method investments, net of impairment	(102,861)	(153,723)
Loss (gain) on disposition of businesses, property, plant and equipment and investments, net	1,019	(7,813)
Credit loss expense	2,921	2,672
Stock-based compensation expense, net of forfeitures	4,797	4,718
Foreign exchange loss	7,707	5,642
Equity in (earnings) losses of affiliates, net of distributions	(2,562)	19,396
Provision for deferred income taxes	28,578	15,504
Change in operating assets and liabilities:
Accounts receivable	13,083	11,322
Inventories	22,682	(8,105)
Accounts payable and accrued liabilities	31,249	33,619
Deferred revenue	14,382	30,977
Income taxes receivable/payable	5,455	34,710
Lease liabilities	(41,722)	(47,156)
Other assets and other liabilities, net	71,708	63,124
Other	443	44
Net Cash Provided by Operating Activities	318,896	290,676
Cash Flows from Investing Activities
Purchases of property, plant and equipment	(48,618)	(57,680)
Purchases of marketable equity securities	(29,823)	(5,000)
Investments in certain businesses, net of cash acquired	(19,486)	(4,022)
Investments in equity affiliates and cost method investments	(10,512)	(2,188)
Net proceeds from disposition of businesses, property, plant and equipment and investments	7,747	8,342
Proceeds from sales of marketable equity securities	—	23,524
Loan to related party	—	(2,000)
Other	2,330	3,344
Net Cash Used in Investing Activities	(98,362)	(35,680)
Cash Flows from Financing Activities
Distributions paid to noncontrolling interests	(191,609)	(4,010)
Net (repayments of) proceeds from vehicle floor plan payable	(27,897)	8,443
Dividends paid	(23,508)	(22,926)
Repayments of borrowings	(22,089)	(16,053)
Principal payments of finance leases	(13,049)	(5,767)
Deferred payments of acquisitions	(7,017)	(5,390)
Common shares repurchased	(3,468)	(98,170)
Purchase of noncontrolling interest	(1,761)	—
Net borrowings under revolving credit facilities	600	(34,216)
Other	(1,019)	1,774
Net Cash Used in Financing Activities	(290,817)	(176,315)
Effect of Currency Exchange Rate Change	9,533	1,652
Net (Decrease) Increase in Cash and Cash Equivalents and Restricted Cash	(60,750)	80,333
Beginning Cash and Cash Equivalents and Restricted Cash	297,853	201,891
Ending Cash and Cash Equivalents and Restricted Cash	$237,103	$282,224

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
As of December 31, 2024	$20,000	$356,919	$8,031,750	$334,797	$(4,486,805)	$30,154	$4,286,815	$43,821
Net income for the period			25,721				25,721
Net income attributable to noncontrolling interests			(1,129)			1,129	—
Net income attributable to redeemable noncontrolling interests			(698)				(698)	698
Change in redemption value of redeemable noncontrolling interests						634	634	8
Noncontrolling interest capital contribution						180	180
Distributions to noncontrolling interests						(747)	(747)	(941)
Dividends on common stock			(15,662)				(15,662)
Repurchase of Class B common stock					(3,468)		(3,468)
Issuance of Class B common stock, net of restricted stock award forfeitures		9,431			9,141		18,572
Shares withheld related to net share settlement					(402)		(402)
Amortization of unearned stock compensation and stock option expense		1,724					1,724
Other comprehensive income, net of income taxes				13,096			13,096
As of March 31, 2025	$20,000	$368,074	$8,039,982	$347,893	$(4,481,534)	$31,350	$4,325,765	$43,586
Net income for the period			40,423				40,423
Net income attributable to noncontrolling interests			(2,030)			2,030	—
Net income attributable to redeemable noncontrolling interests			(1,644)				(1,644)	1,644
Change in redemption value of redeemable noncontrolling interests		(4,971)				642	(4,329)	4,977
Distributions to noncontrolling interests						(1,371)	(1,371)	(338)
Dividends on common stock			(7,846)				(7,846)
Forfeiture of restricted stock awards, net of Class B common stock issuances		(6)			(124)		(130)
Amortization of unearned stock compensation and stock option expense		1,696					1,696
Other comprehensive income, net of income taxes				31,990			31,990
As of June 30, 2025	$20,000	$364,793	$8,068,885	$379,883	$(4,481,658)	$32,651	$4,384,554	$49,869
Net income for the period			126,238				126,238
Net income attributable to noncontrolling interests			(1,652)			1,652	—
Net income attributable to redeemable noncontrolling interests			(1,661)				(1,661)	1,661
Change in redemption value of redeemable noncontrolling interests		(852)				264	(588)	859
Distributions to noncontrolling interests						(872)	(872)	(371)
Dividends on common stock			(7,852)				(7,852)
Issuance of Class B common stock		(32)			32		—
Shares withheld related to net share settlement					(2,235)		(2,235)
Amortization of unearned stock compensation and stock option expense		1,686					1,686
Purchase of noncontrolling interest						(1,761)	(1,761)
Other comprehensive loss, net of income taxes				(8,849)			(8,849)
As of September 30, 2025	$20,000	$365,595	$8,183,958	$371,034	$(4,483,861)	$31,934	$4,488,660	$52,018

(in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
As of December 31, 2023	$20,000	$372,040	$7,337,463	$614,337	$(4,368,103)	$26,131	$4,001,868	$24,185
Net income for the period			125,339				125,339
Net income attributable to noncontrolling interests			(633)			633	—
Net income attributable to redeemable noncontrolling interests			(326)				(326)	326
Change in redemption value of redeemable noncontrolling interests						284	284	164
Noncontrolling interest capital contribution						200	200
Distributions to noncontrolling interests						(256)	(256)	(450)
Dividends on common stock			(15,352)				(15,352)
Repurchase of Class B common stock					(20,227)		(20,227)
Issuance of Class B common stock, net of restricted stock award forfeitures		(344)			117		(227)
Amortization of unearned stock compensation and stock option expense		1,671					1,671
Other comprehensive loss, net of income taxes				(22,492)			(22,492)
As of March 31, 2024	$20,000	$373,367	$7,446,491	$591,845	$(4,388,213)	$26,992	$4,070,482	$24,225
Net loss for the period			(18,827)				(18,827)
Net income attributable to noncontrolling interests			(1,219)			1,219	—
Net income attributable to redeemable noncontrolling interests			(994)				(994)	994
Change in redemption value of redeemable noncontrolling interests		(13,342)				331	(13,011)	13,350
Distributions to noncontrolling interests						(1,109)	(1,109)	(563)
Dividends on common stock			(7,574)				(7,574)
Repurchase of Class B common stock					(29,780)		(29,780)
Issuance of Class B common stock		(36)			36		—
Amortization of unearned stock compensation and stock option expense		1,648					1,648
Other comprehensive loss, net of income taxes				(5,315)			(5,315)
As of June 30, 2024	$20,000	$361,637	$7,417,877	$586,530	$(4,417,957)	$27,433	$3,995,520	$38,006
Net income for the period			74,506				74,506
Net income attributable to noncontrolling interests			(1,166)			1,166	—
Net income attributable to redeemable noncontrolling interests			(837)				(837)	837
Change in redemption value of redeemable noncontrolling interests						220	220	9
Noncontrolling interest capital contribution						200	200
Distributions to noncontrolling interests						(891)	(891)	(180)
Dividends on common stock			(7,444)				(7,444)
Repurchase of Class B common stock					(49,131)		(49,131)
Issuance of Class B common stock		(40)			40		—
Shares withheld related to net share settlement					(1,025)		(1,025)
Amortization of unearned stock compensation and stock option expense		1,627					1,627
Other comprehensive income, net of income taxes				19,685			19,685
As of September 30, 2024	$20,000	$363,224	$7,482,936	$606,215	$(4,468,073)	$28,128	$4,032,430	$38,672

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
The Company’s manufacturing companies include a supplier of pressure-treated wood and aluminum cladding products, a manufacturer of electrical solutions, a manufacturer of lifting solutions, and a supplier of parts used in electric utilities and industrial systems.
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
Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States of America (GAAP) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (SEC). They include the assets, liabilities, results of operations and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or otherwise controlled by the Company. As permitted under such rules, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the three and nine months ended September 30, 2025 and 2024 may not be indicative of the Company’s future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
In November 2024, FASB issued new guidance that requires disclosures about certain significant expense categories including inventory purchases, employee compensation, depreciation, amortization, and selling expenses. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on the disclosures within its Condensed Consolidated Financial Statements.
In September 2025, FASB issued new guidance which updates the accounting for internal-use software by removing references to software development project stages and adding new criteria to determine when an entity is required to start capitalizing internal-use software costs. The guidance is effective for fiscal years and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its Condensed Consolidated Financial Statements.
2. ACQUISITIONS AND DISPOSITIONS OF BUSINESSES
Acquisitions. On October 21, 2025, the Company’s automotive subsidiary acquired a Honda automotive dealership, including the real property for the dealership operations. In addition to a cash payment and the assumption of $4.9 million in floor plan payables, the automotive subsidiary borrowed $38.7 million under the delayed draw term loan to finance the acquisition (see Note 7). The dealership is operated and managed by an entity affiliated with Christopher J. Ourisman, a member of the Ourisman Automotive Group family of dealerships. This acquisition expands the Company’s automotive business operations and will be included in automotive.
During 2025, the Company acquired two businesses: one in education and one in manufacturing for $19.9 million in cash and the assumption of $107.4 million in net pension obligations. The assets and liabilities of the companies acquired were recorded at their estimated fair values at the date of acquisition.
In July 2025, Hoover acquired 100% of Arconic Architectural Products, LLC, a wholly-owned subsidiary of Arconic Corporation, which manufactures aluminum cladding products and operates within the broader non-residential materials space from its facility in Eastman, GA. A significant portion of the purchase price was funded by the Company’s assumption of certain pension obligations. The acquisition expands Hoover’s product offerings and is included in manufacturing.
In June 2025, Kaplan acquired one small business which is included in its supplemental education division.
During 2024, the Company acquired two small businesses. In January 2024, the Company acquired one small business which is included in other businesses. In May 2024, Kaplan acquired one small business which is included in its international division.
Acquisition-related costs for acquisitions that closed during the first nine months of 2025 were $2.0 million and were expensed as incurred. The aggregate purchase price of the 2025 acquisitions was allocated as follows, based on the acquisition date fair values to the following assets and liabilities:

Purchase Price Allocation
Nine Months Ended
(in thousands)	September 30, 2025
Accounts receivable	$11,641
Inventory	26,004
Property, plant and equipment	14,014
Lease right-of-use assets	2,540
Goodwill	42,777
Amortized intangible assets	41,300
Deferred income taxes	9,716
Other assets	202
Pension liabilities	(107,365)
Other liabilities	(18,423)
Current and noncurrent lease liabilities	(2,540)
Aggregate purchase price, net of cash acquired	$19,866
The 2025 fair values recorded were based upon preliminary valuations and the estimates and assumptions in such valuations are subject to change within the measurement period (up to one year from the acquisition date). The recording of the amounts of residual goodwill, other intangibles and pension liabilities are not yet finalized. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill recorded due to these acquisitions is attributable to the assembled workforce of the acquired companies and expected synergies. The Company expects to deduct $1.3 million of goodwill for income tax purposes for the acquisitions completed in 2025.
The acquired companies were consolidated into the Company’s financial statements starting on their respective acquisition dates. The Company’s Condensed Consolidated Statement of Operations for the three months ended September 30, 2025 includes aggregate revenues and operating losses for the companies acquired in 2025 of $25.7 million and $1.2 million, respectively. The Company’s Condensed Consolidated Statement of Operations includes aggregate revenues and operating losses of $25.7 million and $1.3 million, respectively, for the nine months ended September 30, 2025. The following unaudited pro forma financial information includes the 2025 acquisitions as if they occurred at the beginning of 2024:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2025	2024	2025	2024
Operating revenues	$1,282,805	$1,231,970	$3,714,292	$3,619,085
Net income	129,195	75,236	197,452	180,257
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
Disposition of Businesses. The Company recently decided to cease operations of the Ourisman Jeep of Bethesda dealership, which was closed in early September 2025.
In April 2025, Kaplan completed the sale of a small business, BridgeU Limited, which was included in Kaplan International.
In the first half of 2025, World of Good Brands (WGB) completed the sale of various websites and related businesses that made up the WGB operations, which were included in other businesses. All remaining WGB operations were substantially shut down by the end of the third quarter of 2025.
In June and September 2024, WGB completed the sales of small businesses. In July 2024, Kaplan completed the sale of a small business, Red Marker, which was included in Kaplan International.
Other Transactions. In July 2025, CSI Pharmacy Holding Company, LLC (CSI) exercised its call option to purchase some of the minority-owned interest of CSI for $1.8 million.
On February 25, 2025, the Company and a group of minority shareholders entered into an agreement to settle a significant portion of the mandatorily redeemable noncontrolling interest related to GHC One LLC (GHC One), including CSI, for a total of $205 million, which consisted of approximately $186.25 million in cash and $18.75 million in Graham Holdings Company Class B common stock.
The settlement agreement resulted in a $66.2 million increase to the mandatorily redeemable noncontrolling interest obligation, which the Company recorded as interest expense in the first quarter of 2025. The remaining mandatorily redeemable noncontrolling interest obligation related to GHC One and GHC Two LLC (GHC Two) was $22.2 million at September 30, 2025, with $8.7 million included in current liabilities due to the expected dissolution of GHC One by March 31, 2026.
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
As of September 30, 2025, the Company holds a controlling financial interest in GHC One and GHC Two and therefore includes the assets, liabilities, results of operations and cash flows in its consolidated financial statements. GHC One acquired Clarus during 2019. GHC Two acquired Impact Medical during 2021 and Skin Clique and Surpass in 2022. The Company accounts for the minority ownership of the group of senior managers in GHC One and GHC Two as a mandatorily redeemable noncontrolling interest (see Note 8).

3. INVESTMENTS
Money Market Investments. As of September 30, 2025 and December 31, 2024, the Company had money market investments of $5.6 million and $3.9 million, respectively, that are classified as cash and cash equivalents in the Company’s Condensed Consolidated Balance Sheets.
Investments in Marketable Equity Securities. Investments in marketable equity securities consist of the following:

	As of
	September 30, 2025	December 31, 2024
(in thousands)
Total cost	$256,897	$227,153
Gross unrealized gains	760,003	627,760
Gross unrealized losses	(18,107)	(2,479)
Total Fair Value	$998,793	$852,434
At September 30, 2025 and December 31, 2024, the Company owned 55,430 shares in Markel Group Inc. (Markel) valued at $105.9 million and $95.7 million, respectively. The Chief Executive Officer of Markel, Mr. Thomas S. Gayner, is a member of the Company’s Board of Directors. As of September 30, 2025, the Company owned 422 Class A and 481,920 Class B shares in Berkshire Hathaway valued at $560.6 million, which exceeded 5% of the Company’s total assets.
The Company purchased $29.8 million of marketable equity securities during the first nine months of 2025. The Company purchased $5.0 million of marketable equity securities during the first nine months of 2024. There were no sales of marketable equity securities during the first nine months of 2025. During the first nine months of 2024, the gross cumulative realized net gains from the sales of marketable equity securities were $19.8 million. The total proceeds from such sales were $23.5 million. The Company donated marketable equity securities in the first nine months of 2025 and 2024, and recorded $0.4 million in gross cumulative realized gains from the donations in each year.
The net gain on marketable equity securities comprised the following:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2025	2024	2025	2024
Gain on marketable equity securities, net	$84,768	$30,496	$117,026	$154,276
Less: Net gains in earnings from marketable equity securities sold and donated	(25)	(5,908)	(25)	(6,010)
Net unrealized gains in earnings from marketable equity securities still held at the end of the period	$84,743	$24,588	$117,001	$148,266
Investments in Affiliates. As of September 30, 2025, the Company’s healthcare subsidiary held investments in several affiliates that Graham Healthcare Group (GHG) actively manages; GHG held a 40% interest in each of the following affiliates: Residential Home Health Illinois, Residential Hospice Illinois, Mary Free Bed at Home, and Allegheny Health Network Healthcare at Home. For the three and nine months ended September 30, 2025, the Company recorded $4.2 million and $12.1 million, respectively, in revenue for services provided to the affiliates of GHG. For the three and nine months ended September 30, 2024, the Company recorded $4.4 million and $12.9 million, respectively, in revenue for services provided to the affiliates of GHG.
In September 2025, the Company invested an additional $29.3 million in Intersection Holdings, LLC (Intersection). Intersection used a portion of the additional investment to settle, in a non-cash exchange, $19.3 million of the outstanding amount owed to the Company on the $30 million term loan extended in April 2023. The outstanding balance on this loan was $5.0 million as of September 30, 2025, which is now repayable by December 2025. Following the additional investment, the Company recognized a gain of $18.6 million in equity earnings and held an approximate 23% interest in Intersection as of September 30, 2025.
As of September 30, 2025, the Company held a 50.4% and 41.4% interest in N2K Networks and Realm, respectively, on a fully diluted basis, and accounts for these investments under the equity method. The Company holds two of the five seats of N2K Networks’ governing board with the other shareholders retaining substantive participation rights to control the financial and operating decisions of N2K Networks through representation on the board. In May 2024, the Company entered into a convertible promissory note agreement to loan N2K Networks $2.0 million. The convertible promissory note bears interest at a rate of 12% per annum and, subject to conversion provisions, all unpaid interest and principal are due by May 2027. In the third quarter of 2024, the Company recorded an impairment charge of $14.4 million on its investment in N2K Networks as a result of the investee exiting a significant product offering following losses incurred.
The Company had $26.8 million and $38.0 million in its investment account that represents cumulative undistributed income in its investments in affiliates as of September 30, 2025 and December 31, 2024, respectively.
Additionally, Kaplan International Holdings Limited (KIHL) held a 45% interest in a joint venture formed with University of York. KIHL loaned the joint venture £22 million, which is repayable over 25 years at an interest rate of 7% and guaranteed by the University of York. The outstanding balance on this loan was £18.8 million as of September 30, 2025. The loan is repayable by December 2041.
Cost Method Investments. The Company held investments without readily determinable fair values in a number of equity securities that are accounted for as cost method investments, which are recorded at cost, less impairment, and adjusted for observable price changes for identical or similar investments of the same issuer. The carrying value of these investments was $61.1 million and $74.8 million as of September 30, 2025 and December 31, 2024, respectively. During the three and nine months ended September 30, 2025, the Company recorded impairment losses of $1.5 million and $14.2 million, respectively, to equity securities that are accounted for as cost method investments. During the three and nine months ended September 30, 2024, the Company recorded gains of $0.2 million to equity securities that are accounted for as cost method investments based on observable transactions for identical or similar investments of the same issuer. During the nine months ended September 30, 2024, the Company recorded impairment losses of $0.7 million to those equity securities.
4. ACCOUNTS RECEIVABLE, ACCOUNTS PAYABLE, VEHICLE FLOOR PLAN PAYABLE AND ACCRUED LIABILITIES
Accounts receivable consist of the following:

	As of
	September 30, 2025	December 31, 2024
(in thousands)
Receivables from contracts with customers, less estimated credit losses of $24,329 and $23,719	$494,460	$477,827
Other receivables	49,535	36,599
	$543,995	$514,426
Credit loss expense was $0.8 million and $1.1 million for the three months ended September 30, 2025 and 2024, respectively. Credit loss expense was $2.9 million and $2.7 million for the nine months ended September 30, 2025 and 2024, respectively.
Accounts payable, vehicle floor plan payable and accrued liabilities consist of the following:

	As of
	September 30, 2025	December 31, 2024
(in thousands)
Accounts payable	$176,512	$160,384
Vehicle floor plan payable	119,987	147,884
Accrued compensation and related benefits	182,045	172,915
Other accrued liabilities	268,942	231,322
	$747,486	$712,505
Cash overdrafts of $1.4 million are included in accounts payable as of September 30, 2025.
The Company finances new, used and service loaner vehicle inventory through standardized floor plan facilities with Truist Bank and Toyota Motor Credit Corporation and Ford Motor Credit Company. At September 30, 2025, the floor plan facilities bore interest at variable rates that are based on Secured Overnight Financing Rate (SOFR) and prime-based interest rates. The weighted average interest rate for the floor plan facilities was 6.2% and 6.8% for the three months ended September 30, 2025 and 2024, respectively. The weighted average interest rate for the floor plan facilities was 6.3% and 6.8% for the nine months ended September 30, 2025 and 2024, respectively. The Company incurred floor plan interest expense of $1.7 million and $2.9 million for the three months ended September 30, 2025 and 2024, respectively, which is included in interest expense in the Condensed Consolidated Statements of Operations. The Company incurred floor plan interest expense of $5.8 million and $8.9 million for the nine months ended September 30, 2025 and 2024, respectively. Changes in the vehicle floor plan payable are reported as cash flows from financing activities in the Condensed Consolidated Statements of Cash Flows.
The floor plan facilities are collateralized by vehicle inventory and other assets of the relevant dealership subsidiary, and contain a number of covenants, including, among others, covenants restricting the dealership subsidiary with respect to the creation of liens and changes in ownership, officers and key management personnel. The Company was in compliance with all of these restrictive covenants as of September 30, 2025.
The floor plan interest expense related to the vehicle floor plan arrangements is offset by amounts received from manufacturers in the form of floor plan assistance capitalized in inventory and recorded against cost of goods sold in the Condensed Consolidated Statements of Operations when the associated inventory is sold. For the three months ended September 30, 2025 and 2024, the Company recognized a reduction in cost of goods sold of $2.1 million and $2.3 million, respectively, related to manufacturer floor plan assistance. For the nine months ended September 30, 2025 and 2024, the Company recognized a reduction in cost of goods sold of $6.1 million and $6.9 million, respectively, related to manufacturer floor plan assistance.
As of September 30, 2025 and December 31, 2024, the Company had $107.2 million and $133.5 million, respectively, in obligations outstanding related to floor plan facilities associated with new vehicles.
5. INVENTORIES AND CONTRACTS IN PROGRESS
Inventories and contracts in progress consist of the following:

	As of
	September 30, 2025	December 31, 2024
(in thousands)
Raw materials	$72,521	$46,058
Work-in-process	11,862	12,685
Finished goods	218,365	234,344
Contracts in progress	3,509	2,721
	$306,257	$295,808
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
Amortization of intangible assets for the three months ended September 30, 2025 and 2024, was $9.7 million and $8.4 million, respectively. Amortization of intangible assets for the nine months ended September 30, 2025 and 2024, was $24.8 million and $29.2 million, respectively. Amortization of intangible assets is estimated to be approximately $7 million for the remainder of 2025, $24 million in 2026, $9 million in 2027, $6 million in 2028, $5 million in 2029 and $18 million thereafter.
The changes in the carrying amount of goodwill, by segment, were as follows:

(in thousands)	Education	Television Broadcasting	Manufacturing	Healthcare	Automotive	Other Businesses	Total
Balance as of December 31, 2024
Goodwill	$1,146,335	$190,815	$234,993	$135,038	$129,280	$251,216	$2,087,677
Accumulated impairment losses	(331,151)	—	(82,062)	—	—	(174,428)	(587,641)
	815,184	190,815	152,931	135,038	129,280	76,788	1,500,036
Acquisitions	1,262	—	41,515	—	—	—	42,777
Dispositions	(1,204)	—	—	—	—	—	(1,204)
Foreign currency exchange rate changes	30,359	—	—	—	—	—	30,359
Balance as of September 30, 2025
Goodwill	1,176,752	190,815	276,508	135,038	129,280	251,216	2,159,609
Accumulated impairment losses	(331,151)	—	(82,062)	—	—	(174,428)	(587,641)
	$845,601	$190,815	$194,446	$135,038	$129,280	$76,788	$1,571,968

The changes in carrying amount of goodwill at the Company’s education division were as follows:

(in thousands)	Kaplan International	Higher Education	Supplemental Education	Total
Balance as of December 31, 2024
Goodwill	$580,495	$174,564	$391,276	$1,146,335
Accumulated impairment losses	—	(111,324)	(219,827)	(331,151)
	580,495	63,240	171,449	815,184
Acquisitions	—	—	1,262	1,262
Dispositions	(1,204)	—	—	(1,204)
Foreign currency exchange rate changes	30,302	—	57	30,359
Balance as of September 30, 2025
Goodwill	609,593	174,564	392,595	1,176,752
Accumulated impairment losses	—	(111,324)	(219,827)	(331,151)
	$609,593	$63,240	$172,768	$845,601
Other intangible assets consist of the following:

		As of September 30, 2025			As of December 31, 2024
(in thousands)	Useful Life Range	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Student and customer relationships	2–10 years	$307,949	$262,789	$45,160	$281,140	$252,969	$28,171
Trade names and trademarks	2–10 years	118,747	100,985	17,762	116,081	94,408	21,673
Network affiliation agreements	10 years	17,400	15,152	2,248	17,400	13,848	3,552
Databases and technology	3–6 years	32,357	30,066	2,291	33,290	33,290	—
Other	1–8 years	38,063	36,614	1,449	41,514	38,214	3,300
		$514,516	$445,606	$68,910	$489,425	$432,729	$56,696
Indefinite-Lived Intangible Assets
Franchise agreements		$91,602			$92,158
Trade names and trademarks		62,548			60,994
FCC licenses		11,000			11,000
Other		150			171
		$165,300			$164,323
7. DEBT
The Company’s borrowings consist of the following:

				As of
(in thousands)	Maturities	Stated Interest Rate	Effective Interest Rate	September 30, 2025	December 31, 2024
Unsecured notes (1)	2026	5.75%	5.75%	$399,522	$398,985
Term loan (2)	2027	6.01% - 6.21%	6.26%	134,637	140,099
Revolving credit facility	2027	5.34% - 7.88%	5.86%	67,172	62,836
Real estate term loan (3)	2028	6.03% - 6.10%	6.14%	67,985	70,795
Capital term loan (4)	2028	6.78% - 6.85%	6.89%	52,025	56,770
Other indebtedness	2025 - 2027	5.50% - 8.00%		10,555	18,707
Total Debt				731,896	748,192
Less: current portion				(424,870)	(26,577)
Total Long-Term Debt				$307,026	$721,615
____________
(1)     The carrying value is net of $0.5 million and $1.0 million of unamortized debt issuance costs as of September 30, 2025 and December 31, 2024, respectively.
(2)     The carrying value is net of $0.4 million and $0.5 million of unamortized debt issuance costs as of September 30, 2025 and December 31, 2024, respectively.
(3)     The carrying value is net of $0.1 million of unamortized debt issuance costs as of December 31, 2024.
(4)     The carrying value is net of $0.5 million and $0.6 million of unamortized debt issuance costs as of September 30, 2025 and December 31, 2024, respectively.

At September 30, 2025 and December 31, 2024, the fair value of the Company’s 5.75% unsecured notes, based on quoted market prices (Level 2 fair value assessment), totaled $399.9 million and $398.9 million, respectively.
The outstanding balance on the Company’s $300 million unsecured revolving credit facility was $67.2 million as of September 30, 2025, consisting of British Pound borrowings of £50 million with interest payable at Daily Sterling Overnight Index Average (SONIA) plus 1.375%.
The fair value of the Company’s other debt, which is based on Level 2 inputs, approximates its carrying value as of September 30, 2025 and December 31, 2024. The Company is in compliance with all financial covenants of the revolving credit facility and term loans as of September 30, 2025.
During the three months ended September 30, 2025 and 2024, the Company had average borrowings outstanding of approximately $856.8 million and $813.5 million, respectively, at average annual interest rates of approximately 6.0% and 6.3%, respectively. During the three months ended September 30, 2025 and 2024, the Company incurred net interest expense of $15.7 million and $23.6 million, respectively.
During the nine months ended September 30, 2025 and 2024, the Company had average borrowings outstanding of approximately $835.2 million and $819.6 million, respectively, at average annual interest rates of approximately 6.0% and 6.4%, respectively. During the nine months ended September 30, 2025 and 2024, the Company incurred net interest expense of $111.3 million and $130.0 million, respectively.
During the three and nine months ended September 30, 2025, the Company recorded interest expense of $0.7 million and $68.3 million, respectively, to adjust the fair value of the mandatorily redeemable noncontrolling interest. During the three and nine months ended September 30, 2024, the Company recorded interest expense of $9.7 million and $85.1 million, respectively, to adjust the fair value of the mandatorily redeemable noncontrolling interest. The fair value of the mandatorily redeemable noncontrolling interest was based on the fair value of the underlying subsidiaries owned by GHC One and GHC Two, after taking into account any debt and other noncontrolling interests of its subsidiary investments. The fair value of the owned subsidiaries is determined by reference to either a discounted cash flow or EBITDA multiple, which approximates fair value (Level 3 fair value assessment) (See Note 2 and 8).
On September 26, 2023, the Company’s automotive subsidiary entered into a credit agreement with Truist Bank, which included a $50.0 million delayed draw term loan. On September 24, 2025, the Company executed an amendment to extend the delayed draw term loan availability period to November 10, 2025. The automotive subsidiary did not borrow against the delayed draw term loan as of September 30, 2025; the delayed draw term loan was subsequently utilized to finance the acquisition of a Honda automotive dealership in October 2025 (see Note 2).

8. FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	As of September 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market investments (1)	$—	$5,592	$—	$5,592
Marketable equity securities (2)	998,793	—	—	998,793
Other current investments (3)	—	6,999	—	6,999
Total Financial Assets	$998,793	$12,591	$—	$1,011,384
Liabilities
Contingent consideration liabilities (4)	$—	$—	$1,451	$1,451
Interest rate swaps (5)	—	2,413	—	2,413
Mandatorily redeemable noncontrolling interest (6)	—	—	22,187	22,187
Total Financial Liabilities	$—	$2,413	$23,638	$26,051

	As of December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market investments (1)	$—	$3,908	$—	$3,908
Marketable equity securities (2)	852,434	—	—	852,434
Other current investments (3)	—	6,309	—	6,309
Foreign exchange swap (7)	—	710	—	710
Total Financial Assets	$852,434	$10,927	$—	$863,361
Liabilities
Contingent consideration liabilities (4)	$—	$—	$1,419	$1,419
Interest rate swaps (5)	—	1,419	—	1,419
Mandatorily redeemable noncontrolling interest (6)	—	—	159,548	159,548
Total Financial Liabilities	$—	$1,419	$160,967	$162,386
____________

(1)	The Company’s money market investments are included in cash and cash equivalents and the value considers the liquidity of the counterparty.
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

The following tables provide a reconciliation of changes in the Company’s financial liabilities measured at fair value on a recurring basis, using Level 3 inputs:

(in thousands)	Contingent consideration liabilities	Mandatorily redeemable noncontrolling interest
As of December 31, 2024	$1,419	$159,548
Changes in fair value (1)	—	68,278
Capital contributions	—	80
Accretion of value included in net income (1)	163	—
Settlements or distributions	(317)	(205,719)
Foreign currency exchange rate changes	186	—
As of September 30, 2025	$1,451	$22,187

(in thousands)	Contingent consideration liabilities	Mandatorily redeemable noncontrolling interest
As of December 31, 2023	$788	$40,764
Acquisition of business	1,293	—
Changes in fair value (1)	(75)	85,145
Capital contributions	—	128
Accretion of value included in net income (1)	106	—
Settlements or distributions	(719)	(561)
Foreign currency exchange rate changes	42	—
As of September 30, 2024	$1,435	$125,476
____________

(1)	Changes in fair value and accretion of value of contingent consideration liabilities are included in Selling, general and administrative expenses and the changes in fair value of mandatorily redeemable noncontrolling interest is included in Interest expense in the Company’s Condensed Consolidated Statements of Operations.
Mandatorily Redeemable Noncontrolling Interest. The mandatorily redeemable noncontrolling interest represents the ownership portion of a group of minority shareholders, consisting of a group of senior managers of the healthcare business, in subsidiaries of GHG. The Company established GHC One and GHC Two as vehicles to invest in a portfolio of healthcare businesses together with the group of senior managers of GHG. As the holder of preferred units, the Company is obligated to contribute 95% of the capital required for the acquisition of portfolio investments with the remaining 5% of the capital coming from the group of senior managers. The operating agreements of GHC One and GHC Two require the dissolution of the entities on March 31, 2026, and March 31, 2029, respectively, at which time the net assets will be distributed to its members. As a preferred unit holder, the Company will receive an amount up to its contributed capital plus a preferred annual return of 8% (guaranteed return) after the group of senior managers has received the redemption of their 5% interest in net assets (manager return). All distributions in excess of the manager and guaranteed return will be paid to common unit holders, which currently comprise the group of senior managers of GHG. The Company may convert its preferred units to common units at any time after which it will receive 80% of all distributions in excess of the manager return, with the remaining 20% of excess distributions going to the group of senior managers as holders of the other common units. The mandatorily redeemable noncontrolling interest is reported as a current and noncurrent liability at September 30, 2025 and a noncurrent liability at December 31, 2024 in the Condensed Consolidated Balance Sheets.
Other. During the three and nine months ended September 30, 2025, the Company recorded intangible and other long-lived asset impairment charges of $2.2 million. During the nine months ended September 30, 2024, the Company recorded goodwill and intangible asset impairment charges of $26.3 million. The remeasurement of goodwill and other long-lived assets is classified as a Level 3 fair value assessment due to the significance of unobservable inputs developed in the determination of the fair value. The Company used a discounted cash flow model to determine the estimated fair value of the reporting unit and other long-lived assets. The Company made estimates and assumptions regarding future cash flows, discount rates and long-term growth rates.
During the three and nine months ended September 30, 2025, the Company recorded impairment losses of $1.5 million and $14.2 million, respectively, to equity securities that are accounted for as cost method investments. During the three and nine months ended September 30, 2024, the Company recorded gains of $0.2 million to equity securities that are accounted for as cost method investments based on observable transactions for identical or similar investments of the same issuer. During the nine months ended September 30, 2024, the Company recorded impairment losses of $0.7 million to equity securities that are accounted for as cost method investments.

During the three and nine months ended September 30, 2024, the Company recorded an impairment charge of $14.4 million on one of its investments in affiliates (see Note 3). The Company used a market approach to determine the estimated fair value of its investment in the affiliate.
9. REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company generated 79% and 78% of its revenue from U.S. domestic sales for the three and nine months ended September 30, 2025, respectively. The remaining 21% and 22% of revenue was generated from non-U.S. sales for the three and nine months ended September 30, 2025. For the three and nine months ended September 30, 2024, 80% and 78% of revenue, respectively, was from U.S. domestic sales and the remaining 20% and 22% of revenue was generated from non-U.S. sales.
For the three and nine months ended September 30, 2025, the Company recognized 51% and 53%, respectively, of its revenue over time as control of the services and goods transferred to the customer, and the remaining 49% and 47% at a point in time, when the customer obtained control of the promised goods. For the three and nine months ended September 30, 2024, the Company recognized 54% of its revenue over time, and the remaining 46% at a point in time.
Contract Assets. As of September 30, 2025, the Company recognized a contract asset of $31.2 million related to a contract at a Kaplan International business, which is included in Deferred Charges and Other Assets. The Company expects to recognize an additional $244.4 million related to the remaining performance obligation in the contract over the next four years. As of December 31, 2024, the contract asset was $36.6 million, of which $1.9 million was included in Other current assets and $34.7 million was included in Deferred Charges and Other Assets. Additional contract assets of $3.0 million and $3.1 million are included in Other current assets on the Company’s Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, respectively.
Deferred Revenue. The Company records deferred revenue when cash payments are received or due in advance of the Company’s performance which includes some payments that are refundable due to the contractual right of the customer to cancel the agreement. As of September 30, 2025 and December 31, 2024, 18% and 19%, respectively, of the Company’s deferred revenue consisted of prepaid amounts which are refundable. The following table presents the change in the Company’s deferred revenue balance:

	As of
	September 30, 2025	December 31, 2024%
(in thousands)			Change
Deferred revenue	$432,335	$397,435	9
The majority of the change in the deferred revenue balance is related to increases within the Kaplan International and Supplemental Education divisions due to the cyclical nature of services. During the nine months ended September 30, 2025, the Company recognized $329.8 million related to the Company’s deferred revenue balance as of December 31, 2024, including $49.3 million of prepaid amounts which were refundable at the prior year-end.
Revenue allocated to remaining performance obligations represents deferred revenue amounts that will be recognized as revenue in future periods. As of September 30, 2025, the deferred revenue balance related to certain medical and nursing qualifications with an original contract length greater than twelve months at Kaplan Supplemental Education was $6.8 million. Kaplan Supplemental Education expects to recognize 65% of this revenue over the next twelve months and the remainder thereafter.
Costs to Obtain a Contract. The following table presents changes in the Company’s costs to obtain a contract asset:

(in thousands)	Balance at Beginning of Period	Costs associated with new contracts	Less: Costs amortized during the period	Other	Balance at End of Period
2025	$42,121	$84,293	$(72,775)	$2,113	$55,752
The majority of other activity was related to currency translation adjustments for the nine months ended September 30, 2025.
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
The following reflects the Company’s net income and share data used in the basic and diluted earnings per share computations using the two-class method:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands, except per share amounts)	2025	2024	2025	2024
Numerator:
Numerator for basic earnings per share:
Net income attributable to Graham Holdings Company common stockholders	$122,925	$72,503	$183,568	$175,843
Less: Dividends paid-common stock outstanding and unvested restricted shares	(7,852)	(7,444)	(31,360)	(30,370)
Undistributed earnings	115,073	65,059	152,208	145,473
Percent allocated to common stockholders	99.39%	99.31%	99.39%	99.31%
	114,372	64,612	151,280	144,473
Add: Dividends paid-common stock outstanding	7,803	7,392	31,168	30,164
Numerator for basic earnings per share	$122,175	$72,004	$182,448	$174,637
Add: Additional undistributed earnings due to dilutive stock options	7	3	8	6
Numerator for diluted earnings per share	$122,182	$72,007	$182,456	$174,643
Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	4,334	4,352	4,329	4,395
Add: Effect of dilutive stock options	44	32	41	28
Denominator for diluted earnings per share	4,378	4,384	4,370	4,423
Graham Holdings Company Common Stockholders:
Basic earnings per share	$28.19	$16.54	$42.15	$39.74
Diluted earnings per share	$27.91	$16.42	$41.75	$39.49
____________
Earnings per share amounts may not recalculate due to rounding.
Diluted earnings per share excludes the following weighted average potential common shares, as the effect would be antidilutive, as computed under the treasury stock method:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2025	2024	2025	2024
Weighted average restricted stock	16	21	14	20
The diluted earnings per share amounts for the three and nine months ended September 30, 2025 excludes the effect of 1,000 contingently issuable shares outstanding as their inclusion would have been antidilutive due to a market condition. The diluted earnings per share amounts for the three and nine months ended September 30, 2024 exclude the effect of 27,742 stock options and contingently issuable shares outstanding as their inclusion would have been antidilutive due to a market condition.
In the three and nine months ended September 30, 2025, the Company declared regular dividends totaling $1.80 and $7.20 per common share, respectively. In the three and nine months ended September 30, 2024, the Company declared regular dividends totaling $1.72 and $6.88 per common share, respectively.

11. PENSION AND POSTRETIREMENT PLANS
Defined Benefit Plans. The total benefit arising from the Company’s defined benefit pension plans consists of the following components:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2025	2024	2025	2024
Service cost	$11,772	$14,761	$35,663	$42,866
Interest cost	8,012	11,220	21,389	33,660
Expected return on assets	(41,915)	(41,487)	(125,767)	(124,416)
Amortization of prior service credit	(520)	(487)	(1,560)	(1,463)
Recognized actuarial gain	—	(11,891)	—	(35,672)
Net Periodic Benefit	(22,651)	(27,884)	(70,275)	(85,025)
Special separation benefit expense	2,546	3,665	9,185	20,493
Total Benefit	$(20,105)	$(24,219)	$(61,090)	$(64,532)
In the third quarter of 2025, the Company recorded $2.5 million in expenses related to Separation Incentive Programs (SIPs) for certain Kaplan, Graham Media Group (GMG), Joyce, Society6, Saatchi Art, Code3 and Corporate employees. In the second quarter of 2025, the Company recorded $6.0 million in expenses related to SIPs for certain Kaplan, GMG, WGB, Saatchi Art, Society6, Code3 and Decile employees. In the first quarter of 2025, the Company recorded $0.6 million in expenses related to a SIP for certain WGB employees. These SIPs were funded from the assets of the Company’s pension plans.
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
The total cost arising from the Company’s Supplemental Executive Retirement Plan (SERP) consists of the following components:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2025	2024	2025	2024
Service cost	$239	$287	$716	$862
Interest cost	1,198	1,128	3,592	3,385
Net Periodic Cost	$1,437	$1,415	$4,308	$4,247
Defined Benefit Plan Assets. The Company’s defined benefit pension obligations are funded by a portfolio made up of private investment funds and a relatively small number of stocks and high-quality fixed-income securities that are held by a third-party trustee. The assets of the Company’s pension plans were allocated as follows:

	As of
	September 30, 2025	December 31, 2024

U.S. equities	60%	64%
Private investment funds	18%	19%
International equities	17%	12%
U.S. fixed income	5%	5%
	100%	100%
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
The Company evaluated its defined benefit pension plan asset portfolio for the existence of significant concentrations (defined as greater than 10% of plan assets) of credit risk as of September 30, 2025. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country and individual fund. At September 30, 2025, the pension plan held investments in one common stock and one private investment fund that exceeded 10% of total plan assets, valued at $1,283.9 million, or approximately 38% of total plan assets. At December 31, 2024, the pension plan held investments in one common stock and one private investment fund that exceeded 10% of total plan assets, valued at $1,178.5 million, or approximately 40% of total plan assets. Assets also included $110.9 million and $100.1 million of Markel shares at September 30, 2025 and December 31, 2024, respectively.
Other Postretirement Plans. The total benefit arising from the Company’s other postretirement plans consists of the following components:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2025	2024	2025	2024
Interest cost	$10	$14	$32	$42
Recognized actuarial gain	(378)	(469)	(1,137)	(1,408)
Net Periodic Benefit	$(368)	$(455)	$(1,105)	$(1,366)
12. OTHER NON-OPERATING INCOME (EXPENSE)
A summary of non-operating income (expense) is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2025	2024	2025	2024
Impairment of cost method investments	$(1,486)	$—	$(14,165)	$(744)
Foreign currency gain (loss), net	1,147	(4,559)	(7,707)	(5,642)
Gain on sale of businesses	—	3,763	371	8,121
Gain on cost method investments	—	191	—	191
Gain on sale of investment in affiliate	—	—	—	15
Other gain, net	346	140	987	1,032
Total Other Non-Operating Income (Expense)	$7	$(465)	$(20,514)	$2,973
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

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The other comprehensive income (loss) consists of the following components:

	Three Months Ended September 30
	2025			2024
	Before-Tax	Income	After-Tax	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(8,227)	$—	$(8,227)	$31,469	$—	$31,469
Adjustment for sale of a business with foreign operations	—	—	—	(765)	—	(765)
	(8,227)	—	(8,227)	30,704	—	30,704
Pension and other postretirement plans:
Amortization of net prior service credit included in net income	(520)	133	(387)	(487)	124	(363)
Amortization of net actuarial gain included in net income	(378)	96	(282)	(12,360)	3,164	(9,196)
	(898)	229	(669)	(12,847)	3,288	(9,559)
Cash flow hedges:
Gain (loss) for the period	64	(17)	47	(1,975)	515	(1,460)
Other Comprehensive (Loss) Income	$(9,061)	$212	$(8,849)	$15,882	$3,803	$19,685

	Nine Months Ended September 30
	2025			2024
	Before-Tax	Income	After-Tax	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$38,323	$—	$38,323	$21,702	$—	$21,702
Adjustment for sales of businesses with foreign operations	646	—	646	(765)	—	(765)
	38,969	—	38,969	20,937	—	20,937
Pension and other postretirement plans:
Amortization of net prior service credit included in net income	(1,560)	399	(1,161)	(1,463)	374	(1,089)
Amortization of net actuarial gain included in net income	(1,137)	291	(846)	(37,080)	9,493	(27,587)
	(2,697)	690	(2,007)	(38,543)	9,867	(28,676)
Cash flow hedges:
Loss for the period	(979)	254	(725)	(518)	135	(383)
Other Comprehensive Income (Loss)	$35,293	$944	$36,237	$(18,124)	$10,002	$(8,122)
The accumulated balances related to each component of other comprehensive income (loss) are as follows:

(in thousands, net of taxes)	Cumulative Foreign Currency Translation Adjustment	Unrealized Gain on Pensions and Other Postretirement Plans	Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance as of December 31, 2024	$(58,044)	$393,949	$(1,108)	$334,797
Other comprehensive income (loss) before reclassifications	38,323	—	(907)	37,416
Net amount reclassified from accumulated other comprehensive income (loss)	646	(2,007)	182	(1,179)
Net other comprehensive income (loss)	38,969	(2,007)	(725)	36,237
Balance as of September 30, 2025	$(19,075)	$391,942	$(1,833)	$371,034

The amounts and line items of reclassifications out of Accumulated Other Comprehensive Income (Loss) are as follows:

	Three Months Ended September 30		Nine Months Ended September 30		Affected Line Item in the Condensed Consolidated Statements of Operations

(in thousands)	2025	2024	2025	2024
Foreign Currency Translation Adjustments:
Adjustment for sales of businesses with foreign operations	$—	$(765)	$646	$(765)	Other income (expense), net

Pension and Other Postretirement Plans:
Amortization of net prior service credit	(520)	(487)	(1,560)	(1,463)	(1)
Amortization of net actuarial gain	(378)	(12,360)	(1,137)	(37,080)	(1)
	(898)	(12,847)	(2,697)	(38,543)	Before tax
	229	3,288	690	9,867	Provision for Income Taxes
	(669)	(9,559)	(2,007)	(28,676)	Net of Tax
Cash Flow Hedges	61	(116)	182	(361)	Interest expense
Total reclassification for the period	$(608)	$(10,440)	$(1,179)	$(29,802)	Net of Tax
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
As of September 30, 2025, Kaplan had a total outstanding accounts receivable balance of $75.7 million from Purdue Global related to amounts due for reimbursements for services, fees earned and a deferred fee. Included in this total, Kaplan has a $15.1 million long-term receivable balance and a $4.7 million short-term receivable balance due from Purdue Global at September 30, 2025, related to the advance of $20.0 million during the initial KU Transaction.

Company information broken down by operating segment and education division:

	Three Months Ended September 30, 2025
(in thousands)	Education	Television Broadcasting	Manufacturing	Healthcare	Automotive	Total Segments
Operating Revenues	$472,662	$105,087	$124,257	$208,415	$285,228	$1,195,649
Reconciliation of Revenue
Other Businesses and Corporate Office Revenues (1)						83,835
Intersegment Elimination						(625)
Total Consolidated Revenues						$1,278,859

Less: Significant Expenses (2)
Cost of Revenue (3)	187,485		88,082	130,564	243,239	649,370
Payroll and Fringe Benefits Expense (4)	122,056	26,218			20,233	168,507
Occupancy Expense	26,486				1,978	28,464
Advertising and Marketing Expense	18,465					18,465
Networking and Programming Expense		30,943				30,943
Management Services (5)					2,075	2,075
Other Segment Items (6)	56,311	15,720	20,953	51,431	9,118	153,533
EBITDAP	$61,859	$32,206	$15,222	$26,420	$8,585	$144,292

Pension Service Cost	4,318	1,475	866	2,496	(1)	9,154
Depreciation Expense	7,085	2,597	3,219	1,837	1,718	16,456

Income from Operations before Amortization of Intangible Assets and Impairment of Intangible and Other Long-Lived Assets	$50,456	$28,134	$11,137	$22,087	$6,868	$118,682

Other Businesses (7)						(21,949)
Corporate Costs						(17,670)
Amortization of Intangible Assets						(9,692)
Impairment of Intangible and Other Long-Lived Assets						(2,235)
Income from Operations						$67,136
Equity in Earnings of Affiliates, Net						15,780
Interest Expense, Net						(15,700)
Non-Operating Pension and Postretirement Benefit Income, Net						31,047
Gain on Marketable Equity Securities, Net						84,768
Other Income, Net						7
Income Before Income Taxes						$183,038

Capital Expenditures	$3,624	$1,288	$1,591	$5,138	$2,179	$13,820
Reconciliation of Capital Expenditures
Other Businesses and Corporate Office Capital Expenditures (8)						6,356
Total Capital Expenditures						$20,176

(1)	Revenue from segments below the quantitative thresholds is attributable to Other Businesses and the Corporate Office, as described above. None of these operating segments meet the quantitative thresholds for determining reportable segments.
(2)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker (CODM).
(3)	Cost of revenue reflects the amounts reported and provided to the CODM and does not necessarily reconcile to the Company's Consolidated Statement of Operations or align across reportable segments. Cost of revenue excludes charges related to depreciation, which is shown separately above.
(4)	Excludes pension service cost, which is shown separately above. Excludes any payroll and related benefits costs captured in cost of revenue.
(5)	Management and operating services provided by Christopher J. Ourisman and his team of industry professionals.
(6)	Other segment items for each reportable segment include:
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
(c) Manufacturing - payroll and fringe benefits expense (SG&A) and other SG&A expenses.
(d) Healthcare - indirect costs (e.g. payroll and benefits expenses, general and administrative expenses) and other SG&A expenses.
(e) Automotive - advertising and marketing expense and other G&A expenses.
(7)	Profit or loss from operating segments below the quantitative thresholds attributable to Other Businesses as described above. These operating segments did not meet any of the quantitative thresholds for determining reportable segments.
(8)	Capital Expenditures from operating segments below the quantitative thresholds are attributable to Other Businesses and the Corporate Office, as described above. None of these operating segments meet the quantitative thresholds for determining reportable segments.

The Company’s education division comprises the following operating segments:

	Three Months Ended September 30, 2025
(in thousands)	Kaplan International	Higher Education	Supplemental Education	Kaplan Corporate and Other	Intersegment Elimination	Total Education
Operating Revenues	$294,292	$92,162	$86,679	$280	$(751)	$472,662

Less: Significant Expenses (1)
Cost of Revenue (2)	106,644	67,237	14,293		(689)	187,485
Payroll and Fringe Benefits Expense (3)	74,935	5,881	34,892	6,390	(42)	122,056
Occupancy Expense	25,772	183	213	328	(10)	26,486
Advertising and Marketing Expense	7,933	1,733	8,729	70		18,465
Other Segment Items (4)	43,901	282	10,952	1,224	(48)	56,311
EBITDAP	$35,107	$16,846	$17,600	$(7,732)	$38	$61,859

Pension Service Cost	142	1,849	1,929	398		4,318
Depreciation Expense	6,072	314	692	7		7,085

Income (Loss) from Operations before Amortization of Intangible Assets	$28,893	$14,683	$14,979	$(8,137)	$38	$50,456

Capital Expenditures	$2,470	$163	$975	$16		$3,624

(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)	Cost of revenue reflects the amounts reported and provided to the CODM and does not necessarily reconcile to the Company's Consolidated Statement of Operations or align across reportable segments. Cost of revenue excludes charges related to depreciation, which is shown separately above.
(3)	Excludes pension service cost, which is shown separately above. Excludes any payroll and related benefits costs captured in cost of revenue.
(4)	Other segment items for each reportable segment include:
(a) Kaplan international - travel meals and entertainment expense, training and employment expense, operating fees and other G&A expenses.
(b) Higher education - training and employment expense, operating fees and other G&A expenses.
(c) Supplemental education - training and employment expense, operating fees and other G&A expenses.

Company information broken down by operating segment and education division:

	Three Months Ended September 30, 2024
(in thousands)	Education	Television Broadcasting	Manufacturing	Healthcare	Automotive	Total Segments
Operating Revenues	$438,090	$145,422	$95,385	$155,413	$289,392	$1,123,702
Reconciliation of Revenue
Other Businesses and Corporate Office Revenues (1)						84,040
Intersegment Elimination						(580)
Total Consolidated Revenues						$1,207,162

Less: Significant Expenses (2)
Cost of Revenue (3)	167,492		69,725	87,103	245,512	569,832
Payroll and Fringe Benefits Expense (4)	120,144	27,886			20,542	168,572
Occupancy Expense	27,775				1,930	29,705
Advertising and Marketing Expense	17,163					17,163
Networking and Programming Expense		31,465				31,465
Management Services (5)					2,018	2,018
Other Segment Items (6)	55,184	18,513	14,750	47,333	8,518	144,298
EBITDAP	$50,332	$67,558	$10,910	$20,977	$10,872	$160,649

Pension Service Cost	4,445	1,528	978	4,804	29	11,784
Depreciation Expense	8,576	2,756	2,818	1,754	1,774	17,678

Income from Operations before Amortization of Intangible Assets	$37,311	$63,274	$7,114	$14,419	$9,069	$131,187

Other Businesses (7)						(27,073)
Corporate Costs						(14,081)
Amortization of Intangible Assets						(8,385)
Income from Operations						$81,648
Equity in Losses of Affiliates, Net						(13,361)
Interest Expense, Net						(23,619)
Non-Operating Pension and Postretirement Benefit Income, Net						38,307
Gain on Marketable Equity Securities, Net						30,496
Other (Expense) Income, Net						(465)
Loss Before Income Taxes						$113,006

Capital Expenditures	$5,811	$982	$3,817	$4,016	$724	$15,350
Reconciliation of Capital Expenditures
Other Businesses and Corporate Office Capital Expenditures (8)						8,421
Total Capital Expenditures						$23,771

(1)	Revenue from segments below the quantitative thresholds is attributable to Other Businesses and the Corporate Office, as described above. None of these operating segments meet the quantitative thresholds for determining reportable segments.
(2)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(3)	Cost of revenue reflects the amounts reported and provided to the CODM and does not necessarily reconcile to the Company's Consolidated Statement of Operations or align across reportable segments. Cost of revenue excludes charges related to depreciation, which is shown separately above.
(4)	Excludes pension service cost, which is shown separately above. Excludes any payroll and related benefits costs captured in cost of revenue.
(5)	Management and operating services provided by Christopher J. Ourisman and his team of industry professionals.
(6)	Other segment items for each reportable segment include:
(a) Education (includes Kaplan International, Kaplan Higher Education and Kaplan Supplemental Education) - training and employment expense, travel meals and entertainment expense, operating fees and other G&A expenses.
(b) Television Broadcasting - other broadcast expenses, facilities expenses, third-party commission costs and other SG&A expenses.
(c) Manufacturing - payroll and fringe benefits expense (SG&A) and other SG&A expenses.
(d) Healthcare - indirect costs (e.g. payroll and benefits expenses, general and administrative expenses) and other SG&A expenses.
(e) Automotive - advertising and marketing expense and other G&A expenses.
(7)	Profit or loss from operating segments below the quantitative thresholds attributable to Other Businesses as described above. These operating segments did not meet any of the quantitative thresholds for determining reportable segments.
(8)	Capital Expenditures from operating segments below the quantitative thresholds are attributable to Other Businesses and the Corporate Office, as described above. None of these operating segments meet the quantitative thresholds for determining reportable segments.

The Company’s education division comprises the following operating segments:

	Three Months Ended September 30, 2024
(in thousands)	Kaplan International	Higher Education	Supplemental Education	Kaplan Corporate and Other	Intersegment Elimination	Total Education
Operating Revenues	$277,009	$85,655	$76,134	$158	$(866)	$438,090

Less: Significant Expenses (1)
Cost of Revenue (2)	90,426	65,111	12,821		(866)	167,492
Payroll and Fringe Benefits Expense (3)	75,544	4,305	31,399	8,896		120,144
Occupancy Expense	26,875	155	675	70		27,775
Advertising and Marketing Expense	7,521	2,065	7,486	91		17,163
Other Segment Items (4)	43,705	142	9,828	1,428	81	55,184
EBITDAP	$32,938	$13,877	$13,925	$(10,327)	$(81)	$50,332

Pension Service Cost	198	1,903	1,962	382		4,445
Depreciation Expense	7,202	589	777	8		8,576

Income (Loss) from Operations before Amortization of Intangible Assets	$25,538	$11,385	$11,186	$(10,717)	$(81)	$37,311

Capital Expenditures	$4,734	$535	$542	$—		$5,811

(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)	Cost of revenue reflects the amounts reported and provided to the CODM and does not necessarily reconcile to the Company's Consolidated Statement of Operations or align across reportable segments. Cost of revenue excludes charges related to depreciation, which is shown separately above.
(3)	Excludes pension service cost, which is shown separately above. Excludes any payroll and related benefits costs captured in cost of revenue.
(4)	Other segment items for each reportable segment include:
(a) Kaplan international - travel meals and entertainment expense, training and employment expense, operating fees and other G&A expenses.
(b) Higher education - training and employment expense, operating fees and other G&A expenses.
(c) Supplemental education - training and employment expense, operating fees and other G&A expenses.

Company information broken down by operating segment and education division:

	Nine Months Ended September 30, 2025
(in thousands)	Education	Television Broadcasting	Manufacturing	Healthcare	Automotive	Total Segments
Operating Revenues	$1,334,206	$314,625	$318,480	$584,375	$851,791	$3,403,477
Reconciliation of Revenue
Other Businesses and Corporate Office Revenues (1)						258,943
Intersegment Elimination						(1,874)
Total Consolidated Revenues						$3,660,546

Less: Significant Expenses (2)
Cost of Revenue (3)	512,589		223,187	352,631	725,185	1,813,592
Payroll and Fringe Benefits Expense (4)	356,003	80,800			59,289	496,092
Occupancy Expense	83,432				5,706	89,138
Advertising and Marketing Expense	58,876					58,876
Networking and Programming Expense		93,507				93,507
Management Services (5)					6,186	6,186
Other Segment Items (6)	147,599	44,850	55,076	153,174	27,560	428,259
EBITDAP	$175,707	$95,468	$40,217	$78,570	$27,865	$417,827

Pension Service Cost	12,954	4,426	2,596	7,488	47	27,511
Depreciation Expense	22,261	7,850	8,576	5,346	5,155	49,188

Income from Operations before Amortization of Intangible Assets and Impairment of Intangible and Other Long-Lived Assets	$140,492	$83,192	$29,045	$65,736	$22,663	$341,128

Other Businesses (7)						(77,062)
Corporate Costs						(49,714)
Amortization of Intangible Assets						(24,757)
Impairment of Intangible and Other Long-Lived Assets						(2,235)
Income from Operations						$187,360
Equity in Earnings of Affiliates, Net						10,466
Interest Expense, Net						(111,322)
Non-Operating Pension and Postretirement Benefit Income, Net						94,266
Gain on Marketable Equity Securities, Net						117,026
Other Expense, Net						(20,514)
Income Before Income Taxes						$277,282

Capital Expenditures	$13,741	$2,770	$7,650	$10,204	$4,151	$38,516
Reconciliation of Capital Expenditures
Other Businesses and Corporate Office Capital Expenditures (8)						15,583
Total Capital Expenditures						$54,099

(1)	Revenue from segments below the quantitative thresholds is attributable to Other Businesses and the Corporate Office, as described above. None of these operating segments meet the quantitative thresholds for determining reportable segments.
(2)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(3)	Cost of revenue reflects the amounts reported and provided to the CODM and does not necessarily reconcile to the Company's Consolidated Statement of Operations or align across reportable segments. Cost of revenue excludes charges related to depreciation, which is shown separately above.
(4)	Excludes pension service cost, which is shown separately above. Excludes any payroll and related benefits costs captured in cost of revenue.
(5)	Management and operating services provided by Christopher J. Ourisman and his team of industry professionals.
(6)	Other segment items for each reportable segment include:
(a) Education (includes Kaplan International, Kaplan Higher Education and Kaplan Supplemental Education) - training and employment expense, travel meals and entertainment expense, operating fees and other G&A expenses.
(b) Television Broadcasting - other broadcast expenses, facilities expenses, third-party commission costs and other SG&A expenses.
(c) Manufacturing - payroll and fringe benefits expense (SG&A) and other SG&A expenses.
(d) Healthcare - indirect costs (e.g. payroll and benefits expenses, general and administrative expenses) and other SG&A expenses.
(e) Automotive - advertising and marketing expense and other G&A expenses.
(7)	Profit or loss from operating segments below the quantitative thresholds attributable to Other Businesses as described above. These operating segments did not meet any of the quantitative thresholds for determining reportable segments.
(8)	Capital Expenditures from operating segments below the quantitative thresholds are attributable to Other Businesses and the Corporate Office, as described above. None of these operating segments meet the quantitative thresholds for determining reportable segments.

The Company’s education division comprises the following operating segments:

	Nine Months Ended September 30, 2025
(in thousands)	Kaplan International	Higher Education	Supplemental Education	Kaplan Corporate and Other	Intersegment Elimination	Total Education
Operating Revenues	$827,719	$265,387	$242,243	$315	$(1,458)	$1,334,206

Less: Significant Expenses (1)
Cost of Revenue (2)	284,162	190,620	39,165		(1,358)	512,589
Payroll and Fringe Benefits Expense (3)	222,257	15,600	101,404	16,806	(64)	356,003
Occupancy Expense	80,337	543	2,099	463	(10)	83,432
Advertising and Marketing Expense	24,876	5,741	27,939	320		58,876
Other Segment Items (4)	107,753	722	35,419	3,717	(12)	147,599
EBITDAP	$108,334	$52,161	$36,217	$(20,991)	$(14)	$175,707

Pension Service Cost	428	5,546	5,788	1,192		12,954
Depreciation Expense	19,014	1,153	2,076	18		22,261

Income (Loss) from Operations before Amortization of Intangible Assets	$88,892	$45,462	$28,353	$(22,201)	$(14)	$140,492

Capital Expenditures	$8,970	$828	$3,920	$23		$13,741

(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)	Cost of revenue reflects the amounts reported and provided to the CODM and does not necessarily reconcile to the Company's Consolidated Statement of Operations or align across reportable segments. Cost of revenue excludes charges related to depreciation, which is shown separately above.
(3)	Excludes pension service cost, which is shown separately above. Excludes any payroll and related benefits costs captured in cost of revenue.
(4)	Other segment items for each reportable segment include:
(a) Kaplan international - travel meals and entertainment expense, training and employment expense, operating fees and other G&A expenses.
(b) Higher education - training and employment expense, operating fees and other G&A expenses.
(c) Supplemental education - training and employment expense, operating fees and other G&A expenses.

Company information broken down by operating segment and education division:

	Nine Months Ended September 30, 2024
(in thousands)	Education	Television Broadcasting	Manufacturing	Healthcare	Automotive	Total Segments
Operating Revenues	$1,283,587	$373,958	$300,914	$431,142	$902,046	$3,291,647
Reconciliation of Revenue
Other Businesses and Corporate Office Revenues (1)						255,480
Intersegment Elimination						(2,023)
Total Consolidated Revenues						$3,545,104

Less: Significant Expenses (2)
Cost of Revenue (3)	496,432		223,316	239,768	767,261	1,726,777
Payroll and Fringe Benefits Expense (4)	352,066	86,282			63,644	501,992
Occupancy Expense	88,733				5,704	94,437
Advertising and Marketing Expense	52,709					52,709
Networking and Programming Expense		94,991				94,991
Management Services (5)					6,027	6,027
Other Segment Items (6)	144,623	52,863	47,258	137,449	25,192	407,385
EBITDAP	$149,024	$139,822	$30,340	$53,925	$34,218	$407,329

Pension Service Cost	13,267	4,583	1,897	14,413	86	34,246
Depreciation Expense	26,736	8,494	8,227	5,031	5,203	53,691

Income from Operations before Amortization of Intangible Assets and Impairment of Goodwill and Other Intangible Assets	$109,021	$126,745	$20,216	$34,481	$28,929	$319,392

Other Businesses (7)						(77,456)
Corporate Costs						(43,454)
Amortization of Intangible Assets						(29,194)
Impairment of Goodwill and Other Intangible Assets						(26,287)
Income from Operations						$143,001
Equity in Losses of Affiliates, Net						(8,470)
Interest Expense, Net						(130,041)
Non-Operating Pension and Postretirement Benefit Income, Net						105,379
Gain on Marketable Equity Securities, Net						154,276
Other Income, Net						2,973
Income Before Income Taxes						$267,118

Capital Expenditures	$18,468	$4,319	$12,085	$8,842	$3,093	$46,807
Reconciliation of Capital Expenditures
Other Businesses and Corporate Office Capital Expenditures (8)						19,201
Total Capital Expenditures						$66,008

(1)	Revenue from segments below the quantitative thresholds is attributable to Other Businesses and the Corporate Office, as described above. None of these operating segments meet the quantitative thresholds for determining reportable segments.
(2)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(3)	Cost of revenue reflects the amounts reported and provided to the CODM and does not necessarily reconcile to the Company's Consolidated Statement of Operations or align across reportable segments. Cost of revenue excludes charges related to depreciation, which is shown separately above.
(4)	Excludes pension service cost, which is shown separately above. Excludes any payroll and related benefits costs captured in cost of revenue.
(5)	Management and operating services provided by Christopher J. Ourisman and his team of industry professionals.
(6)	Other segment items for each reportable segment include:
(a) Education (includes Kaplan International, Kaplan Higher Education and Kaplan Supplemental Education) - training and employment expense, travel meals and entertainment expense, operating fees and other G&A expenses.
(b) Television Broadcasting - other broadcast expenses, facilities expenses, third-party commission costs and other SG&A expenses.
(c) Manufacturing - payroll and fringe benefits expense (SG&A) and other SG&A expenses.
(d) Healthcare - indirect costs (e.g. payroll and benefits expenses, general and administrative expenses) and other SG&A expenses.
(e) Automotive - advertising and marketing expense and other G&A expenses.
(7)	Profit or loss from operating segments below the quantitative thresholds attributable to Other Businesses as described above. These operating segments did not meet any of the quantitative thresholds for determining reportable segments.
(8)	Capital Expenditures from operating segments below the quantitative thresholds are attributable to Other Businesses and the Corporate Office, as described above. None of these operating segments meet the quantitative thresholds for determining reportable segments.

The Company’s education division comprises the following operating segments:

	Nine Months Ended September 30, 2024
(in thousands)	Kaplan International	Higher Education	Supplemental Education	Kaplan Corporate and Other	Intersegment Elimination	Total Education
Operating Revenues	$813,833	$246,818	$221,389	$5,739	$(4,192)	$1,283,587

Less: Significant Expenses (1)
Cost of Revenue (2)	271,766	188,417	40,602		(4,353)	496,432
Payroll and Fringe Benefits Expense (3)	225,767	12,300	93,173	20,826		352,066
Occupancy Expense	80,630	517	2,018	5,568		88,733
Advertising and Marketing Expense	23,909	5,084	23,330	386		52,709
Other Segment Items (4)	106,825	1,222	32,301	4,122	153	144,623
EBITDAP	$104,936	$39,278	$29,965	$(25,163)	$8	$149,024

Pension Service Cost	527	5,729	5,874	1,137		13,267
Depreciation Expense	21,735	2,291	2,653	57		26,736

Income (Loss) from Operations before Amortization of Intangible Assets	$82,674	$31,258	$21,438	$(26,357)	$8	$109,021

Capital Expenditures	$16,254	$768	$1,446	$—		$18,468

(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)	Cost of revenue reflects the amounts reported and provided to the CODM and does not necessarily reconcile to the Company's Consolidated Statement of Operations or align across reportable segments. Cost of revenue excludes charges related to depreciation, which is shown separately above.
(3)	Excludes pension service cost, which is shown separately above. Excludes any payroll and related benefits costs captured in cost of revenue.
(4)	Other segment items for each reportable segment include:
(a) Kaplan international - travel meals and entertainment expense, training and employment expense, operating fees and other G&A expenses.
(b) Higher education - training and employment expense, operating fees and other G&A expenses.
(c) Supplemental education - training and employment expense, operating fees and other G&A expenses.
Asset information for the Company’s business segments and education division is as follows:

	As of
(in thousands)	September 30, 2025	December 31, 2024
Identifiable Assets
Kaplan international	$1,477,830	$1,500,846
Higher education	166,186	182,442
Supplemental education	235,712	238,836
Kaplan corporate and other	36,668	41,754
Education	1,916,396	1,963,878
Television broadcasting	390,131	402,200
Manufacturing	551,370	411,137
Healthcare	354,387	308,591
Automotive	545,808	582,105
Total Segments	3,758,092	3,667,911
Other businesses	339,484	338,089
Corporate office	91,771	139,126
Investments in Marketable Equity Securities	998,793	852,434
Investments in Affiliates	201,144	169,125
Prepaid Pension Cost	2,462,685	2,510,520
Total Assets	$7,851,969	$7,677,205

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.
This analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto.
Results of Operations
The Company reported net income attributable to common shares of $122.9 million ($27.91 per share) for the third quarter of 2025, compared to $72.5 million ($16.42 per share) for the third quarter of 2024.
Items included in the Company’s net income for the third quarter of 2025:
•$2.2 million in intangible and other long-lived asset impairment charges at healthcare, automotive and other businesses (after tax impact of $1.7 million, or $0.39 per share);
•$2.5 million in non-operating expenses related to Separation Incentive Programs (SIPs) at other businesses, the education, television broadcasting and manufacturing divisions and the corporate office (after tax-impact of $1.9 million, or $0.43 per share);
•$0.7 million in interest expense to adjust the fair value of the mandatorily redeemable noncontrolling interest (after-tax impact of $6.9 million, or $1.57 per share);
•$84.8 million in net gains on marketable equity securities (after-tax impact of $63.0 million, or $14.31 per share);
•$5.8 million in net losses of affiliates whose operations are not managed by the Company (after-tax impact of $4.3 million, or $0.98 per share); and
•a net non-operating gain of $17.1 million from earnings and impairment of equity and cost method investments (after-tax impact of $12.7 million, or $2.89 per share).
Items included in the Company’s net income for the third quarter of 2024:
•$3.7 million in non-operating expenses related to SIPs at Kaplan, manufacturing and other businesses (after tax-impact of $2.7 million, or $0.62 per share);
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
Revenue for the third quarter of 2025 was $1,278.9 million, up 6% from $1,207.2 million in the third quarter of 2024. Revenues increased at education, manufacturing and healthcare, partially offset by declines at television broadcasting and automotive. The Company reported operating income of $67.1 million for the third quarter of 2025, compared to $81.6 million for the third quarter of 2024. The decrease in operating results is due to declines at television broadcasting and automotive, partially offset by improved results at education, manufacturing, healthcare and other businesses.
For the first nine months of 2025, the Company reported net income attributable to common shares of $183.6 million ($41.75 per share), compared to $175.8 million ($39.49 per share) for the first nine months of 2024.

Items included in the Company’s net income for the first nine months of 2025:
•$2.2 million in intangible and other long-lived asset impairment charges (after tax impact of $1.7 million, or $0.39 per share);
•$9.2 million in non-operating expenses related to SIPs at other businesses, the education, television broadcasting and manufacturing divisions and the corporate office (after tax-impact of $6.8 million, or $1.55 per share);
•$68.3 million in interest expense to adjust the fair value of the mandatorily redeemable noncontrolling interest (after-tax impact of $60.8 million, or $13.83 per share);
•$117.0 million in net gains on marketable equity securities (after-tax impact of $87.0 million, or $19.79 per share);
•$18.1 million in net losses of affiliates whose operations are not managed by the Company (after-tax impact of $13.5 million, or $3.06 per share); and
•net non-operating gains of $4.4 million from earnings and impairment of equity and cost method investments (after-tax impact of $3.3 million, or $0.74 per share).
Items included in the Company’s net income for the first nine months of 2024:
•$26.3 million in goodwill and intangible asset impairment charges at World of Good Brands (WGB) (after tax impact of $21.2 million, or $4.77 per share);
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
Revenue for the first nine months of 2025 was $3,660.5 million, up 3% from $3,545.1 million in the first nine months of 2024. Revenues increased at education, manufacturing, healthcare and other businesses, partially offset by declines at television broadcasting and automotive. The Company reported operating income of $187.4 million for the first nine months of 2025, compared to $143.0 million for the first nine months of 2024. Excluding goodwill and other long-lived asset impairment charges, the improvement in operating results is due to increases at education, manufacturing and healthcare, partially offset by declines at television broadcasting and automotive.
Division Results
Education
Education division revenue totaled $472.7 million for the third quarter of 2025, up 8% from $438.1 million for the same period of 2024. Kaplan reported operating income of $49.1 million for the third quarter of 2025, compared to $34.9 million for the third quarter of 2024.
For the first nine months of 2025, education division revenue totaled $1,334.2 million, up 4% from $1,283.6 million for the same period of 2024. Kaplan reported operating income of $135.3 million for the first nine months of 2025, compared to $100.8 million for the first nine months of 2024.

A summary of Kaplan’s operating results is as follows:

	Three Months Ended			Nine Months Ended
	September 30			September 30
(in thousands)	2025	2024	% Change	2025	2024	% Change
Revenue
Kaplan international	$294,292	$277,009	6	$827,719	$813,833	2
Higher education	92,162	85,655	8	265,387	246,818	8
Supplemental education	86,679	76,134	14	242,243	221,389	9
Kaplan corporate and other	280	158	77	315	5,739	(95)
Intersegment elimination	(751)	(866)	—	(1,458)	(4,192)	—
	$472,662	$438,090	8	$1,334,206	$1,283,587	4
Operating Income (Loss)
Kaplan international	$28,893	$25,538	13	$88,892	$82,674	8
Higher education	14,683	11,385	29	45,462	31,258	45
Supplemental education	14,979	11,186	34	28,353	21,438	32
Kaplan corporate and other	(8,137)	(10,717)	24	(22,201)	(26,357)	16
Amortization of intangible assets	(1,404)	(2,421)	42	(5,222)	(8,267)	37
Intersegment elimination	38	(81)	—	(14)	8	—
	$49,052	$34,890	41	$135,270	$100,754	34
Kaplan International includes postsecondary education, professional training and language training businesses largely outside the United States (U.S.). Kaplan International revenue increased 6% and 2% for the third quarter and first nine months of 2025, respectively (4% increase and flat, respectively, on a constant currency basis) due to increases at UK Pathways, UK Professional and Singapore, partially offset by lower student enrollments at US Pathways, Languages and Australia. Kaplan International reported operating income of $28.9 million in the third quarter of 2025, compared to $25.5 million in the third quarter of 2024. The increase is due to improved results at UK Pathways and Singapore, partially offset by declines at US Pathways and Languages. UK Pathways revenues and operating results benefited significantly from favorable timing differences for certain programs in the third quarter of 2025, previously recorded in fourth quarter of 2024; consequently, revenue and operating results at UK Pathways are expected to be down in the fourth quarter of 2025, compared with the fourth quarter of 2024. US Pathways revenues and operating results were down significantly in the third quarter of 2025, due to changes in US visa policies and practices for international students recruited by Kaplan to study in the U.S. Operating income increased to $88.9 million in the first nine months of 2025, compared to $82.7 million in the first nine months of 2024. The increase is due largely to improved results at UK Pathways, Singapore and Australia, partially offset by declines at US Pathways, Languages and MPW.
Higher Education includes the results of Kaplan as a service provider to higher education institutions. Higher Education revenue increased 8% for both the third quarter and first nine months of 2025, due primarily to an increase in the Purdue Global fee recorded. Enrollments at Purdue Global, the largest institutional client, increased 3% for the first nine months of 2025 compared to the first nine months of 2024. For the third quarter and first nine months of 2025, Kaplan recorded the full fee from Purdue Global. For the third quarter and first nine months of 2024, Kaplan recorded a portion of the fee from Purdue Global. The Company will continue to assess the fee it records from Purdue Global on a quarterly basis to make a determination as to whether to record all or part of the fee in the future and whether to adjust fee amounts recognized in earlier periods. Higher Education operating results improved in the third quarter and first nine months of 2025 due to an increase in the Purdue Global fee recorded, and a decline in higher education development costs.
Supplemental Education includes Kaplan’s standardized test preparation programs and domestic professional and other continuing education businesses. Most of the program offerings in Supplemental Education experienced growth in the first nine months leading to a 9% revenue increase. Operating results improved in the third quarter and first nine months of 2025 due largely to revenue growth.
Kaplan corporate and other represents unallocated expenses of Kaplan’s corporate office, other minor businesses and certain shared activities.
In the third quarter of 2025, the Company offered a SIP to certain employees at Higher Education and Supplemental Education; $1.3 million in related non-operating pension expense was recorded in the third quarter of 2025. In the second quarter of 2025, the Company offered a SIP to certain employees at Higher Education and Supplemental Education; $0.7 million in related non-operating pension expense was recorded in the second quarter of 2025. In the third quarter of 2024, the Company offered a SIP to certain employees at Supplemental Education; $2.7 million in related non-operating pension expense was recorded in the third quarter of 2024. These programs were funded from the assets of the Company’s pension plan.

Television Broadcasting
A summary of television broadcasting’s operating results is as follows:

	Three Months Ended			Nine Months Ended
	September 30			September 30
(in thousands)	2025	2024	% Change	2025	2024	% Change
Revenue	$105,087	$145,422	(28)	$314,625	$373,958	(16)
Operating Income	26,774	61,914	(57)	79,112	122,675	(36)
Graham Media Group (GMG) owns seven television stations located in Houston, TX; Detroit, MI; Orlando, FL; San Antonio, TX; Jacksonville, FL; and Roanoke, VA, as well as SocialNewsDesk, a provider of social media management tools designed to connect newsrooms with their users. Revenue at the television broadcasting division decreased 28% to $105.1 million in the third quarter of 2025, from $145.4 million in the same period of 2024. The revenue decline is due to a $33.4 million decrease in political advertising revenue, a $2.3 million decrease in retransmission revenue and declines in local and digital advertising revenue. Operating income for the third quarter of 2025 was down 57% to $26.8 million, from $61.9 million in the same period of 2024, due to lower revenues, partially offset by lower overall costs.
Revenue at the television broadcasting division was down 16% to $314.6 million in the first nine months of 2025, from $374.0 million in the same period of 2024. The revenue decline is due to a $39.5 million decrease in political advertising revenue, a $6.4 million decrease in retransmission revenue and declines in local and digital advertising revenue. Operating income for the first nine months of 2025 was down 36% to $79.1 million, from $122.7 million in the same period of 2024, due to lower revenues, partially offset by lower overall costs. While per subscriber rates from cable, satellite and OTT providers have grown, overall cable and satellite subscribers are down due to cord cutting, resulting in retransmission revenue net of network fees in 2025 expected to decline compared with 2024, and this trend is expected to continue.
In the second and third quarters of 2025, the Company offered SIPs to certain employees at the television broadcasting division; $0.1 million in related non-operating pension expense was recorded. In the second quarter of 2024, the Company offered a VRIP to certain employees at the television broadcasting division; $14.3 million in related non-operating pension expense was recorded in the second quarter of 2024. These programs were funded from the assets of the Company’s pension plan.
Manufacturing
A summary of manufacturing’s operating results is as follows:

	Three Months Ended			Nine Months Ended
	September 30			September 30
(in thousands)	2025	2024	% Change	2025	2024	% Change
Revenue	$124,257	$95,385	30	$318,480	$300,914	6
Operating Income	6,695	4,495	49	19,741	11,829	67
Manufacturing includes four businesses: Hoover, a supplier of pressure impregnated kiln-dried lumber and plywood products for fire retardant and preservative applications; Dekko, a manufacturer of electrical workspace solutions, architectural lighting and electrical components and assemblies; Joyce/Dayton, a manufacturer of screw jacks and other linear motion systems; and Forney, a global supplier of products and systems that control and monitor combustion processes in electric utility and industrial applications. On July 15, 2025, Hoover acquired Arconic Architectural Products, LLC, a wholly-owned subsidiary of Arconic Corporation (operating as Hoover Architectural Solutions), which manufactures aluminum cladding products and operates within the broader non-residential materials space from its facility in Eastman, GA. A significant portion of the purchase price was funded by the Company’s assumption of $107.4 million in net pension obligations.
Manufacturing revenues increased 30% and 6% in the third quarter and first nine months of 2025, respectively. The revenue increases in the third quarter and the first nine months of 2025 are due to increased revenues at Hoover, Dekko and Joyce, partially offset by lower revenues at Forney. The revenue increase at Hoover is due largely to the Hoover Architectural Solutions business acquisition, partially offset by lower overall product demand at Hoover, particularly for multi-family housing. Hoover results included wood gains on inventory sales in the first nine months of 2025 and 2024, with gains in the first nine months 2025 significantly higher than the prior year. Manufacturing operating results improved in the third quarter of 2025 due to significant increases at Dekko and Joyce, partially offset by declines at Hoover and Forney. Manufacturing operating results improved in the first nine months of 2025 due largely to a significant increase at Dekko, along with increases at Joyce and Forney, partially offset by a decline at Hoover. Hoover results in the third quarter and first nine months of 2025 were adversely impacted by transaction, transition and intangible asset amortization costs related to the acquisition.

In the third quarter of 2025, the Company offered a SIP to certain employees at Joyce; $0.1 million in related non-operating pension expense was recorded. In the third quarter of 2024, the Company offered a SIP to certain employees at Dekko; $0.1 million in related non-operating pension expense was recorded. These programs were funded from the assets of the Company’s pension plan.
Healthcare
A summary of healthcare’s operating results is as follows:

	Three Months Ended			Nine Months Ended
	September 30			September 30
(in thousands)	2025	2024	% Change	2025	2024	% Change
Revenue	$208,415	$155,413	34	$584,375	$431,142	36
Operating Income	20,992	14,260	47	64,406	33,088	95
Graham Healthcare Group (GHG) provides home health and hospice services in seven states. GHG also provides nursing care and prescription services for patients receiving in-home infusion treatments through its 87.5% interest in CSI Pharmacy Holding Company, LLC (CSI), and other healthcare services through Clarus (provides call management SaaS-based solution for physician groups and hospitals), Impact Medical (an Allergy, Asthma and Immunology physician practice), Skin Clique (a concierge provider of aesthetics products and services) and Surpass Behavioral Health (provides therapy for autism patients). Healthcare revenues increased 34% and 36% and operating results were up substantially in the third quarter and first nine months of 2025, respectively, largely due to significant growth at CSI from an expansion of infusion treatment offerings and patient service areas, and growth in home health and hospice services and at the other healthcare businesses; operating results also benefited from a reduction in pension expense. In January 2022, GHG implemented a pension credit retention program offering a pension credit up to $50,000 per employee, cliff vested after three years of continuous employment for certain existing employees and new employees. Effective April 1, 2024, this program is no longer being offered to new employees.
In August 2025, CSI purchased Pine Drug Holdings, LLC and was issued a California pharmacy license, with dispensing operations expected to commence later in the fourth quarter of 2025.
In the third quarter of 2025, home health and hospice recorded $1.0 million of lease impairment charges.
The Company also holds interests in four home health and hospice joint ventures managed by GHG, whose results are included in equity in earnings of affiliates in the Company’s Condensed Consolidated Statements of Operations. The Company recorded equity in earnings of $2.9 million and $3.4 million for the third quarters of 2025 and 2024, respectively, from these joint ventures. The Company recorded equity in earnings of $9.6 million and $10.2 million for the first nine months of 2025 and 2024, respectively.
Automotive
A summary of automotive’s operating results is as follows:

	Three Months Ended			Nine Months Ended
	September 30			September 30
(in thousands)	2025	2024	% Change	2025	2024	% Change
Revenue	$285,228	$289,392	(1)	$851,791	$902,046	(6)
Operating Income	6,308	9,064	(30)	22,093	28,919	(24)
Automotive includes seven automotive dealerships in the Washington, DC metropolitan area and Richmond, VA: Ourisman Lexus of Rockville, Ourisman Honda of Tysons Corner, Ourisman Ford of Manassas, Toyota of Woodbridge, Ourisman Chrysler-Dodge-Jeep-Ram of Woodbridge, Ourisman Toyota of Richmond and Ourisman Kia of Bethesda. Christopher J. Ourisman, a member of the Ourisman Automotive Group family of dealerships, and his team of industry professionals operate and manage the dealerships; the Company holds a 90% stake.
The Company recently decided to cease operations of the Ourisman Jeep of Bethesda dealership, which was closed in early September 2025. As a result, the Company recorded a $0.6 million intangible asset impairment charge on the related franchise agreement.
Revenues for the third quarter of 2025 decreased 1%, due to declines in new and used vehicle sales, partially offset by sales growth for services and parts and an increase in sales of finance and insurance product offerings. Operating results decreased for the third quarter of 2025 due largely to lower overall sales and gross margins on new and used vehicles, partially offset by an increase in sales and gross profits on services and parts and finance and insurance product offerings. Revenues for the first nine months of 2025 decreased 6%, due largely to declines in new and used vehicle sales and a decline in sales of finance and insurance product offerings, partially offset by sales growth for services and parts. Operating results declined for the first nine months of 2025 due largely to lower overall sales and gross margins on new vehicles, lower overall sales and gross profits on used vehicles, and a decline in finance and insurance product sales; partially offset by higher overall gross profit on services and parts.
On October 21, 2025, the Company acquired a Honda automotive dealership in Woodbridge, VA, including the real property for the dealership operations.
Other Businesses
In the first half of 2025, the Company completed the sale of various websites and related businesses that made WGB. All remaining WGB operations were substantially shut down by the end of the third quarter of 2025. WGB recorded various asset write-offs and incurred other costs in the second and third quarters of 2025 related to these actions.
A summary of revenue by category for other businesses:

	Three Months Ended			Nine Months Ended
	September 30		%	September 30		%
(in thousands)	2025	2024	Change	2025	2024	Change
Operating Revenues
Specialty (1)	$36,517	$35,163	4	$118,030	$106,798	11
Retail (2)	27,539	24,678	12	80,918	77,288	5
Media (3)	19,159	23,623	(19)	58,134	69,667	(17)
	$83,215	$83,464	0	$257,082	$253,753	1
____________

(1)	Includes Clyde’s Restaurant Group, Decile and Supporting Cast
(2)	Includes Framebridge, Saatchi Art and Society6
(3)	Includes Slate, Foreign Policy, Code3, World of Good Brands and City Cast
Overall, revenue from other businesses was flat and increased 1% in the third quarter and first nine months of 2025, respectively. For the first nine months of 2025, specialty revenue increased due to revenue growth at Clyde’s Restaurant Group (CRG) and Supporting Cast. Retail revenue increased in the third quarter due to revenue growth at Framebridge and Saatchi Art, offset by lower revenue at Society6. Retail revenue increased for the first nine months of 2025 due to revenue growth at Framebridge, offset by lower revenue at Society6 and Saatchi Art. Media revenue declined for the third quarter due to lower revenue at WGB and Slate, partially offset by revenue growth at Foreign Policy, Code3 and City Cast. Media revenue declined for the first nine months due to lower revenue at WGB, Slate and Code3, partially offset by revenue growth at Foreign Policy and City Cast.
Overall, operating losses at other businesses were down in the third quarter of 2025, due to improved results at Society6, WGB, Saatchi Art, Decile, Code3, Supporting Cast and Foreign Policy, partially offset by declines at Framebridge, City Cast and CRG. Operating losses at other businesses were down slightly in the first nine months of 2025, excluding goodwill and intangible asset impairment charges at WGB in the second quarter of 2024. The improvements were due to improved results at WGB, Saatchi Art, Foreign Policy, Decile, Code3, CRG and Supporting Cast and, partially offset by declines at Framebridge, Society6, Slate and City Cast.
Clyde’s Restaurant Group
CRG owns and operates 14 restaurants and entertainment venues in the Washington, DC metropolitan area, including Old Ebbitt Grill and The Hamilton. In July 2024, CRG opened Rye Street Tavern, a new restaurant in Baltimore, MD. In November 2024, CRG opened Cordelia Fishbar, a new restaurant in Washington, D.C. Revenue increased in the third quarter and first nine months of 2025 due to the new restaurant openings and modest price increases, partially offset by softer demand and lower guest traffic at the DC restaurants in the third quarter of 2025. CRG reported an operating loss in the third quarter of 2025 and 2024, while reporting an operating profit in the first nine months of 2025 and 2024. Overall, excluding pre-opening expenses incurred for new restaurants, operating results declined in the third quarter and first nine months of 2025.
CRG plans to open a new restaurant in Reston, VA in the second quarter of 2026.
Framebridge
Framebridge is a custom framing service company, headquartered in Washington, DC, with 39 retail locations, and three manufacturing facilities in Kentucky, Virginia and Nevada (opened in the third quarter of 2025). In the first nine months of 2025, Framebridge opened eight new retail stores, including two new stores in California. Framebridge plans to open additional stores in the fourth quarter 2025 and continues to actively explore other opportunities for further store expansion.

Revenues grew in the third quarter and first nine months of 2025 due to an increase in retail revenue from same-store sales growth and operating additional retail stores compared to the same periods in 2024, as well as higher online revenues. Framebridge is an investment stage business and reported significant operating losses in the first nine months of 2025 and 2024. Excluding revenues and expansion costs incurred in the third quarter of 2025 from new retail store openings and the new manufacturing facility in Nevada, operating losses declined in the third quarter of 2025 compared to the third quarter of 2024.
In the first and second quarters of 2024, Framebridge implemented a SIP, which was funded from the assets of the Company’s pension plan; $0.4 million and $1.0 million in related non-operating pension expense was recorded in the first and second quarters of 2024, respectively.
Other
Other businesses also include Code3, a performance marketing agency focused on driving performance for brands though three core elements of digital success: media, creative and commerce; Slate and Foreign Policy, which publish online and print magazines and websites; Saatchi Art and Society6, which offer art and designs of various consumer products; and three investment stage businesses, Decile, City Cast and Supporting Cast. Foreign Policy, Supporting Cast and City Cast reported revenue growth in the first nine months of 2025, while Society6, Slate, Saatchi Art and Code3 reported revenue declines. Losses from WGB, Society6, City Cast, Saatchi Art, Decile, Slate, Code3 and Supporting Cast in the first nine months of 2025 adversely affected operating results, while Foreign Policy reported an operating profit during this period.
In the third quarter of 2025, the Company offered SIPs to certain employees at Code3, Saatchi Art, and Society6; $1.1 million in related non-operating pension expense was recorded. In the second quarter of 2025, the Company offered SIPs to certain employees at Code3, Saatchi Art, Society6, WGB and Decile; $5.2 million in related non-operating pension expense was recorded. In the first quarter of 2025, WGB offered a SIP; $0.6 million in related non-operating pension expense was recorded. In the third quarter of 2024, the Company offered SIPs to certain employees at Society6, Saatchi Art, WGB, Decile and Slate; $0.8 million in related non-operating pension expense was recorded. In the second quarter of 2024, Code3 implemented a SIP to reduce the number of employees; $0.6 million in related non-operating pension expense was recorded. These programs were funded from the assets of the Company’s pension plan.
Corporate Office
Corporate office includes the expenses of the Company’s corporate office and certain continuing obligations related to prior business dispositions.
Equity in Earnings (Losses) of Affiliates
At September 30, 2025, the Company held an approximate 23% interest in Intersection Holdings, LLC (Intersection), a company that provides digital marketing and advertising services and products for cities, transit systems, airports, and other public and private spaces; and a 41.4% interest on a fully diluted basis in Realm. The Company also holds interests in several other affiliates, including a number of home health and hospice joint ventures managed by GHG and two joint ventures managed by Kaplan. Overall, the Company recorded equity in earnings of affiliates of $15.8 million for the third quarter of 2025, compared to losses of $13.4 million for the third quarter of 2024. These amounts include $5.8 million and $2.3 million in net losses for the third quarter of 2025 and 2024, respectively, from affiliates whose operations are not managed by the Company. The 2025 amount also includes a gain of $18.6 million in equity earnings related to the Company’s investment in Intersection. The 2024 amount also includes a $14.4 million impairment loss on the Company’s investment in N2K Networks.
The Company recorded equity in earnings of affiliates of $10.5 million for the first nine months of 2025, compared to losses of $8.5 million for the first nine months of 2024. These amounts include $18.1 million and $4.9 million in net losses for the first nine months of 2025 and 2024, respectively, from affiliates whose operations are not managed by the Company. The 2025 amount also includes a gain of $18.6 million in equity earnings related to the Company’s investment in Intersection. The 2024 amount also includes a $14.4 million impairment loss on the Company’s investment in N2K Networks.
Net Interest Expense and Related Balances
The Company incurred net interest expense of $15.7 million and $111.3 million for the third quarter and first nine months of 2025, respectively, compared to $23.6 million and $130.0 million for the third quarter and first nine months of 2024.
The Company recorded interest expense of $0.7 million and $68.3 million in the third quarter and first nine months of 2025, respectively; compared to $9.7 million and $85.1 million in the third quarter and first nine months of 2024, respectively, to adjust the fair value of the mandatorily redeemable noncontrolling interest at GHG. The significant adjustments recorded in the first quarter of 2025 and the first nine months of 2024 are largely related to a substantial increase in the estimated fair value of CSI. On February 25, 2025, the Company and a group of minority shareholders entered into an agreement to settle a significant portion of the mandatorily redeemable noncontrolling interest for a total of $205 million, which consisted of approximately $186.25 million in cash and $18.75 million in Graham Holdings Company Class B common stock.
Excluding these adjustments, the decrease in net interest expense relates primarily to lower interest rates on the Company’s variable debt.
At September 30, 2025, the Company had $731.9 million in borrowings outstanding at an average interest rate of 5.9%, and cash, marketable equity securities and other investments of $1,242.9 million. At September 30, 2025, the Company had $67.2 million outstanding on its $300 million revolving credit facility.
Non-operating Pension and Postretirement Benefit Income, net
The Company recorded net non-operating pension and postretirement benefit income of $31.0 million and $94.3 million for the third quarter and first nine months of 2025, respectively, compared to $38.3 million and $105.4 million for the third quarter and first nine months of 2024, respectively.
In the third quarter of 2025, the Company recorded $2.5 million in expenses related to non-operating SIPs at Kaplan, the television broadcasting division, manufacturing and other businesses. In the second quarter of 2025, the Company recorded $6.0 million in expenses related to non-operating SIPs at the education and television broadcasting divisions and other businesses. In the first quarter of 2025, the Company recorded $0.6 million in expenses related to non-operating SIPs at other businesses.
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
Gain on Marketable Equity Securities, net
Overall, the Company recognized $84.8 million and $117.0 million in net gains on marketable equity securities in the third quarter and first nine months of 2025, respectively, compared to $30.5 million and $154.3 million in net gains on marketable equity securities in the third quarter and first nine months of 2024, respectively.
Other Non-Operating Income (Expense)
The Company recorded a nominal net other non-operating income amount for the third quarter of 2025, compared to other non-operating expense of $0.5 million for the third quarter of 2024. The 2025 amounts included $1.1 million in foreign currency gains and other items; partially offset by $1.5 million in impairments on cost method investments. The 2024 amounts included $4.6 million in foreign currency losses; partially offset by a gain of $3.8 million on the sale of certain businesses and websites, and other items.
The Company recorded total other non-operating expense, net, of $20.5 million for the first nine months of 2025, compared to income of $3.0 million for the first nine months of 2024. The 2025 amounts included $14.2 million in impairments on cost method investments and $7.7 million in foreign currency losses; partially offset by $0.4 million gain on sale of businesses and other items. The 2024 amounts included a gain of $7.2 million on the sale of certain businesses and websites; $0.9 million in gains related to the sale of businesses and contingent consideration, and other items; partially offset by $5.6 million in foreign currency losses and a $0.7 million impairment on cost method investments.
Provision for Income Taxes
The Company’s effective tax rate for the first nine months of 2025 and 2024 was 30.6% and 32.2%, respectively. The Company’s effective tax rate for the first nine months of 2025 is based on the estimated full year 2025 effective tax rate, which includes the adverse impact of the permanent difference related to the interest expense recorded to adjust the fair value of the mandatorily redeemable noncontrolling interest at GHG. For the first nine months of 2024, the Company’s effective tax rate was based on the estimated full year 2024 effective tax rate, which includes the adverse impact of the permanent differences related to the interest expense recorded to adjust the fair value of the mandatorily redeemable noncontrolling interest at GHG and goodwill and intangible asset impairment charges.
On July 4, 2025, legislation known as "An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14" (the Act) was enacted in the U.S., which includes, among other things, many corporate income tax provisions that will impact the Company. The Company has considered the Act in its estimated full year 2025 effective tax rate, and continues to analyze its various provisions. At this stage, the Company expects the Act will result in a significant decline in federal taxable income for 2025 and a related reduction in federal income tax payments for the remainder of 2025 as a result of changes to the income tax treatment of certain research and development costs and accelerated income tax deductions for certain capital expenditures.
Earnings Per Share
The calculation of diluted earnings per share for the third quarter and first nine months of 2025 was based on 4,377,884 and 4,369,922 weighted average shares outstanding, respectively, compared to 4,384,123 and 4,422,816 for the third quarter and first nine months of 2024. At September 30, 2025, there were 4,361,833 shares outstanding. On September 12, 2024, the Board of Directors authorized the Company to acquire up to 500,000 shares of its Class B common stock; the Company has remaining authorization for 462,482 shares as of September 30, 2025.
Other
Graham Healthcare Group Leadership Changes
David Curtis and Justin DeWitte, co-CEOs of GHG, recently made the decision to step down from their respective leadership roles at GHG. Both will remain with GHG for a transition period and to support the search and onboarding of a new leader for the home health and hospice businesses. The other healthcare businesses are now reporting into Graham Holdings leadership directly.
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
Financial Condition: Liquidity and Capital Resources
The Company considers the following when assessing its liquidity and capital resources:

	As of
(In thousands)	September 30, 2025	December 31, 2024
Cash and cash equivalents	$190,822	$260,852
Restricted cash	46,281	37,001
Investments in marketable equity securities and other investments	1,005,792	858,743
Total debt	731,896	748,192
Cash generated by operations is the Company’s primary source of liquidity. The Company maintains investments in a portfolio of marketable equity securities, which is considered when assessing the Company’s sources of liquidity. An additional source of liquidity includes the undrawn portion of the Company’s $300 million revolving credit facility, amounting to $232.8 million at September 30, 2025 and the undrawn $50.0 million delayed draw term loan at the automotive subsidiary; the delayed draw term loan was subsequently utilized to finance the acquisition of a Honda automotive dealership in October 2025.
During the first nine months of 2025, the Company’s cash and cash equivalents decreased by $70.0 million, due to the settlement of a significant portion of the mandatorily redeemable noncontrolling interest, capital expenditures, purchase of marketable equity securities, business acquisitions, investments in equity affiliates, dividend payments, and net repayments of the vehicle floor plan payable and other borrowings, which was offset by cash generated from operations. In the first nine months of 2025, the Company’s borrowings decreased by $16.3 million, primarily due to repayments under the term loan, commercial notes at the automotive subsidiary and other debt.
As of September 30, 2025 and December 31, 2024, the Company had money market investments of $5.6 million and $3.9 million, that are included in cash and cash equivalents. At September 30, 2025, the Company held approximately $108 million in cash and cash equivalents in businesses domiciled outside the U.S., of which approximately $6 million is not available for immediate use in operations or for distribution. Additionally, Kaplan’s business operations outside the U.S. retain cash balances to support ongoing working capital requirements, capital expenditures, and regulatory requirements. As a result, the Company considers a significant portion of the cash and cash equivalents balance held outside the U.S. as not readily available for use in U.S. operations.
At September 30, 2025, the fair value of the Company’s investments in marketable equity securities was $998.8 million, which includes investments in the common stock of five publicly traded companies. During the first nine months of 2025, the Company purchased $29.8 million of marketable equity securities. There were no sales of marketable equity securities during the first nine months of 2025. At September 30, 2025, the net unrealized gain related to the Company’s investments totaled $741.9 million.
The Company had working capital of $549.3 million and $898.8 million at September 30, 2025 and December 31, 2024, respectively. The working capital at September 30, 2025 includes the Company’s $400 million senior unsecured fixed rate notes that are due on June 1, 2026, which the Company intends to refinance on or before the due date. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments.
At September 30, 2025 and December 31, 2024, the Company had borrowings outstanding of $731.9 million and $748.2 million, respectively. The Company’s borrowings at September 30, 2025 were mostly from $400.0 million of 5.75% unsecured notes due June 1, 2026, a term loan of $134.6 million, $67.2 million in outstanding borrowings under the Company’s revolving credit facility, and real estate and capital term loans of $120.0 million at the automotive subsidiary. The Company’s borrowings at December 31, 2024 were mostly from $400.0 million of 5.75% unsecured notes due June 1, 2026, $62.8 million in outstanding borrowings under the Company’s revolving credit facility, a term loan of $140.1 million, and real estate and capital term loans of $127.6 million at the automotive subsidiary. The interest on the $400.0 million of 5.75% unsecured notes is payable semiannually on June 1 and December 1.
During the nine months ended September 30, 2025 and 2024, the Company had average borrowings outstanding of approximately $835.2 million and $819.6 million, respectively, at average annual interest rates of approximately 6.0% and 6.4%, respectively. During the nine months ended September 30, 2025 and 2024, the Company incurred net interest expense of $111.3 million and $130.0 million, respectively. Included in the interest expense for the nine months ended September 30, 2025 and 2024 is $68.3 million and $85.1 million, respectively, to adjust the fair value of the mandatorily redeemable noncontrolling interest (see Notes 7 and 8).
On February 25, 2025, the Company and a group of minority shareholders entered into an agreement to settle a significant portion of the mandatorily redeemable noncontrolling interest related to GHC One, including CSI, for a total of $205 million, which consisted of approximately $186.25 million in cash and $18.75 million in Graham Holdings Company Class B common stock.
The settlement agreement resulted in a $66.2 million increase to the mandatorily redeemable noncontrolling interest obligation, which the Company recorded as interest expense in the first quarter of 2025. The remaining mandatorily redeemable noncontrolling interest obligation related to GHC One and GHC Two was $22.2 million at September 30, 2025.
On June 12, 2025, Standard & Poor’s affirmed the Company’s credit rating and maintained the outlook as Stable. On December 20, 2024, Moody’s affirmed the Company’s credit rating and maintained the outlook as Stable.
The Company’s current credit ratings are as follows:

	Moody’s	Standard & Poor’s
Long-term	Ba1	BB
Outlook	Stable	Stable
The Company expects to fund its estimated capital needs primarily through existing cash balances and internally generated funds, and, as needed, from borrowings under its revolving credit facility. As of September 30, 2025, the Company had $67.2 million outstanding under the $300 million revolving credit facility. In management’s opinion, the Company will have sufficient financial resources to meet its business requirements in the next 12 months, including working capital requirements, capital expenditures, interest payments, potential acquisitions and strategic investments, dividends and stock repurchases.

In summary, the Company’s cash flows for each period were as follows:

	Nine Months Ended September 30
(In thousands)	2025	2024
Net cash provided by operating activities	$318,896	$290,676
Net cash used in investing activities	(98,362)	(35,680)
Net cash used in financing activities	(290,817)	(176,315)
Effect of currency exchange rate change	9,533	1,652
Net (decrease) increase in cash and cash equivalents and restricted cash	$(60,750)	$80,333
Operating Activities. Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. The Company’s net cash flow provided by operating activities were as follows:

	Nine Months Ended September 30
(In thousands)	2025	2024
Net Income	$192,382	$181,018
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and goodwill and other long-lived asset impairments	86,496	121,513
Amortization of lease right-of-use asset	44,229	47,746
Net pension benefit, early retirement program and special separation benefit expense	(61,090)	(64,532)
Other non-cash activities	(59,958)	(113,560)
Change in operating assets and liabilities	116,837	118,491
Net Cash Provided by Operating Activities	$318,896	$290,676
Net cash provided by operating activities consists primarily of cash receipts from customers, less disbursements for costs, benefits, income taxes, interest and other expenses.
For the first nine months of 2025 compared to the first nine months of 2024, the increase in net cash provided by operating activities is primarily driven by higher net income, net of non-cash adjustments.
Investing Activities. The Company’s net cash flow used in investing activities were as follows:

	Nine Months Ended September 30
(In thousands)	2025	2024
Purchases of property, plant and equipment	$(48,618)	$(57,680)
Net (purchases of) proceeds from sales of marketable equity securities	(29,823)	18,524
Investments in certain businesses, net of cash acquired	(19,486)	(4,022)
Investments in equity affiliates and cost method investments	(10,512)	(2,188)
Net proceeds from disposition of businesses, property, plant and equipment and investments	7,747	8,342
Loan to related party	—	(2,000)
Other	2,330	3,344
Net Cash Used in Investing Activities	$(98,362)	$(35,680)
Capital Expenditures. The amounts reflected in the Company’s Condensed Consolidated Statements of Cash Flows are based on cash payments made during the relevant periods, whereas the Company’s capital expenditures for the first nine months of 2025 and 2024 disclosed in Note 15 to the Condensed Consolidated Financial Statements include assets acquired during the period. The Company estimates that its capital expenditures will be in the range of $80 million to $90 million in 2025.
Net (purchases of) proceeds from sales of marketable equity securities. The Company purchased $29.8 million and $5.0 million of marketable equity securities during the first nine months of 2025 and 2024, respectively. There were no sales of marketable equity securities during the first nine months of 2025. During the first nine months of 2024, the Company sold marketable equity securities that generated proceeds of $23.5 million.
Acquisitions. In July 2025, Hoover acquired 100% of Arconic Architectural Products, LLC, a wholly-owned subsidiary of Arconic Corporation, which manufactures aluminum cladding products and operates within the broader non-residential materials space from its facility in Eastman, GA. A significant portion of the purchase price was funded by the Company’s assumption of $107.4 million in net pension obligations. In June 2025, Kaplan acquired one small business which is included in its supplemental education division. During 2024, the Company acquired two small businesses. In January 2024, the Company acquired one small business which is included in other businesses. In May 2024, Kaplan acquired one small business which is included in its international division.
On October 21, 2025, the Company’s automotive subsidiary acquired a Honda automotive dealership, including the real property for the dealership operations. In addition to a cash payment and the assumption of $4.9 million in floor plan payables, the automotive subsidiary borrowed $38.7 million under the delayed draw term loan to finance the acquisition. The dealership is operated and managed by an entity affiliated with Christopher J. Ourisman, a member of the Ourisman Automotive Group family of dealerships.
Transactions with related parties. In September 2025, the Company invested an additional $29.3 million in its equity affiliate Intersection. Intersection used a portion of the additional investment to settle, in a non-cash exchange, $19.3 million of the outstanding amount owed to the Company on the $30 million term loan extended in April 2023. In May 2024, the Company entered into a convertible promissory note agreement to loan N2K Networks $2.0 million. The convertible promissory note bears interest at a rate of 12% per annum and, subject to conversion provisions, all unpaid interest and principal are due by May 2027.
Disposition of Businesses. In April 2025, Kaplan completed the sale of a small business, BridgeU Limited, which was included in Kaplan International. In the first half of 2025, WGB completed the sale of various websites and related businesses that made up the WGB operations. All remaining WGB operations were substantially shut down by the end of the third quarter of 2025. In June and September 2024, WGB completed the sales of small businesses. In July 2024, Kaplan completed the sale of a small business, Red Marker, which was included in Kaplan International.
Financing Activities. The Company’s net cash flow used in financing activities were as follows:

	Nine Months Ended September 30
(In thousands)	2025	2024
Distributions paid to noncontrolling interests	$(191,609)	$(4,010)
Net (repayments of) proceeds from vehicle floor plan payable	(27,897)	8,443
Dividends paid	(23,508)	(22,926)
Repayments of borrowings	(22,089)	(16,053)
Common shares repurchased	(3,468)	(98,170)
Net borrowing under revolving credit facility	600	(34,216)
Other	(22,846)	(9,383)
Net Cash Used in Financing Activities	$(290,817)	$(176,315)
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
Borrowings and Vehicle Floor Plan Payable. In the first nine months of 2025, the Company repaid amounts borrowed under the term loan, commercial notes at the automotive subsidiary and other debt. In the first nine months of 2024, the Company repaid amounts borrowed under the $300 million revolving credit facility. In the first nine months of 2025 and 2024, the Company used vehicle floor plan financing to fund the purchase of new, used and service loaner vehicles at its automotive subsidiary. The (repayments of) proceeds from the vehicle floor plan payable fluctuates with changes in the amount of vehicle inventory held by the automotive dealerships.
Dividends. The quarterly dividend rate per share was $1.80 and $1.72 for the first nine months of 2025 and 2024, respectively. The Company expects to pay a dividend of $7.20 per share in 2025.
Common Stock Repurchases. During the first nine months of 2025, the Company purchased a total of 3,978 shares of its Class B common stock at a cost of approximately $3.5 million resulting from the net settlement of stock awards upon vesting. On September 12, 2024, the Board of Directors authorized the Company to acquire up to 500,000 shares of its Class B common stock. The Company did not announce a ceiling price or time limit for the purchases. At September 30, 2025, the Company had remaining authorization from the Board of Directors to purchase up to 462,482 shares of Class B common stock.
Other. During the first nine months of 2025 and 2024, the Company paid $7.0 million and $5.4 million, respectively, related to deferred payments from prior acquisitions.
There were no other significant changes to the Company’s contractual obligations or other commercial commitments from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Forward-Looking Statements
All public statements made by the Company and its representatives that are not statements of historical fact, including certain statements in this report, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and in the Company’s 2024 Annual Report to Stockholders, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on expectations, forecasts, and assumptions by the Company’s management and involve a number of risks, uncertainties, and other factors that could cause actual results to differ from those stated, including, without limitation, comments about expectations related to acquisitions or dispositions or related business activities, the Company’s business strategies and objectives, the prospects for growth in the Company’s various business operations, the Company’s future financial performance, and the risks and uncertainties described in Item 1A of this report and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Accordingly, undue reliance should not be placed on any forward-looking statement made by or on behalf of the Company. The Company assumes no obligation to update any forward-looking statement after the date on which such statement is made, even if new information subsequently becomes available.
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
Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and the Company’s Chief Financial Officer (principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of September 30, 2025. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors.
The Company faces a number of significant risks and uncertainties in connection with its operations. The most significant of these are described below. These risks and uncertainties may not be the only ones facing the Company. Additional risks and uncertainties not presently known, or currently deemed immaterial, may adversely affect the Company in the future. In addition to the other information included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and the subsequently filed information included on Forms 10-Q, investors should carefully consider the following risk factors. If any of the events or developments described below occurs, it could have a material adverse effect on the Company’s business, financial condition or results of operations.
•    Changes in International Laws and Regulations, Travel Restrictions and Related Policy Announcements, Have Materially Adversely Affected, and Together with Changes in Immigration Laws or Sanctions, Could Continue to Materially Adversely Affect International Student Enrollments and Kaplan’s Business.
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
KI’s ability to enroll international students in programs in the U.K., U.S., Singapore, Australia, New Zealand, Canada and other countries and to recruit students for study with KI’s partners is directly dependent on the laws and regulations governing student immigration. Changes to student immigration rules in a number of countries have impacted, and will continue to impact, KI’s ability to recruit students for study at its own colleges and its partner universities. Overall, there is a trend of tightening of student immigration regulations and access to student visas worldwide. Since entering office in January 2025, the new U.S. presidential administration has issued executive orders and announced policy changes that may affect international student entry to, or ability to study in, the U.S., including increased visa vetting for individuals seeking to enter the U.S. and restrictions on conduct while in the U.S. Negative perceptions regarding travel to the U.S., as well as the legal and regulatory environment’s susceptibility to change by the new administration, could have a negative impact on KI’s ability to recruit international students, which could materially adversely affect Kaplan’s U.S. Pathways business as well as the U.S.-based Kaplan

Languages Group. Changes to visa policies and practices have had a negative impact on students’ ability to travel to the U.S. to begin their courses, and this has significantly adversely affected those Kaplan International businesses.
Changes to levels of direct and indirect government funding for international education programs would also materially affect the success of KI’s operations. For example, if access to student loans or other funding were to be lost for KI operations that admit students who are entitled to receive the benefit of this funding, Kaplan’s operating results could be materially adversely affected. The U.K. government has announced that it will reduce funding for the Level 7 apprenticeship (“L7”) effective in 2026. Presently, these apprenticeships, equivalent to masters degree level study, can be funded from U.K. employer apprenticeship levy payments. The apprenticeship levy funds are payments to the government by U.K. employers of a certain minimum size calculated as a percentage of the employer’s wage bill. Beginning on January 1, 2026, the U.K. government will limit the use of levy funds primarily to individuals aged 21 or under at the start of their apprenticeships. This change will impact Kaplan Financial (a division of Kaplan Professional UK), an apprenticeship training provider whose U.K. apprenticeship business is a meaningful part of Kaplan Professional UK’s business. Kaplan Financial expects that the majority of the L7 revenues would now also be supported through an increased number of self-funded commercial transactions. Apprenticeships already enrolled prior to January 1, 2026, will still benefit from the levy funded model through the term of their apprenticeship. However, enrollments after that date will be impacted.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

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

GRAHAM HOLDINGS COMPANY
(Registrant)

Date: October 29, 2025	/s/ Timothy J. O’Shaughnessy
Timothy J. O’Shaughnessy, President & Chief Executive Officer (Principal Executive Officer)

Date: October 29, 2025	/s/ Wallace R. Cooney
Wallace R. Cooney, Chief Financial Officer (Principal Financial Officer)