Form 10-K
period 2025-12-31
Graham Holdings Co
filed 2026-02-25
CIK 104889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
Aggregate market value of the registrant’s common equity held by non-affiliates on June 30, 2025, based on the closing price for the Company’s Class B Common Stock on the New York Stock Exchange on such date: approximately $3,061,000,000.
Shares of common stock outstanding at February 20, 2026:
Class A Common Stock –  964,001 shares
Class B Common Stock –  3,397,834 shares
Documents partially incorporated by reference:
Definitive Proxy Statement for the registrant’s 2026 Annual Meeting of Stockholders
(incorporated in Part III to the extent provided in Items 10, 11, 12, 13 and 14 hereof).

GRAHAM HOLDINGS COMPANY 2025 FORM 10-K

PART I
Item 1. Business.
Graham Holdings Company (the Company) is a diversified holding company whose operations include educational services, television broadcasting, manufacturing, healthcare, automotive dealerships and other businesses. Through Kaplan, Inc. (Kaplan), the Company provides a wide variety of educational services to students, schools, colleges, universities and businesses, both domestically and outside the United States (U.S.). Kaplan’s educational services include academic preparation programs for international students, English-language programs, operations support services for pre-college, certificate, undergraduate and graduate programs, exam preparation for high school and graduate students and for professional certifications and licensures, career and academic advisement services to businesses, and a United Kingdom (U.K.) sixth-form college that prepares students for A-level examinations. The Company’s television broadcasting segment owns and operates seven television broadcast stations and provides social media management tools designed to connect newsrooms with their users. The Company’s healthcare segments provide in-home specialty pharmacy infusion therapies; home health, hospice and palliative services; applied behavior analysis therapy; physician services for allergy, asthma and immunology patients; in-home aesthetics; and healthcare software-as-a-service technology. The Company’s manufacturing companies include a multi-product supplier to the commercial building industry, a manufacturer of electrical solutions, a manufacturer of lifting solutions, and a supplier of parts used in electric utilities and industrial systems. The Company’s automotive business comprises eight dealerships and valet repair services. The Company’s other businesses include restaurants; a custom framing company; a marketing solutions provider; a customer data and analytics software company; Slate and Foreign Policy magazines; a daily local news podcast and newsletter company; a software-as-a-service platform provider that enables podcasters and media companies to monetize audio content through paid subscriptions, memberships, and audiobooks; an online art gallery and in-person art fair business; and an online commerce platform featuring original art and designs on an array of consumer products.
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
The Company’s operations in geographic areas outside the U.S. consist primarily of Kaplan’s non-U.S. operations. During each of the fiscal years 2025, 2024 and 2023, these operations accounted for approximately 22%, 22% and 21%, respectively, of the Company’s consolidated revenues, and the identifiable assets attributable to non-U.S. operations represented approximately 18% of the Company’s consolidated assets at each of December 31, 2025 and 2024.
EDUCATION
Kaplan provides an extensive range of education and related services worldwide for students, universities and businesses. Kaplan conducts its business through three operating segments: Kaplan International (KI), and the Kaplan Higher Education (KHE) and Supplemental Education (SE) segments under Kaplan North America (KNA).
Kaplan products and services reach learners directly or through Kaplan’s many relationships. These relationships include approximately 17,680 companies and approximately 1,510 universities, colleges, schools and school districts, which, along with individual students and professionals, pay for Kaplan’s products and services. In 2025, Kaplan was the provider for the educational needs of approximately 1,158,680 students and professionals worldwide who engaged with Kaplan services and materials in-person, online, through their schools (K-12, college, or university) or through their employer education or coaching programs. In 2025, Kaplan’s reach also included sales of 1,456,186 units of book/study aid products to individuals, businesses, schools, colleges and universities.
Kaplan International
KI operates a diverse portfolio of educational businesses across Europe, the Middle East and North Africa, the Asia Pacific region, and North America.
Europe and the Middle East
In Europe, the division manages a collection of businesses primarily based in the U.K. and Ireland, including Kaplan Professional Education, Kaplan Assessments, KI Pathways, Kaplan Languages Group (KLG), Mander Portman Woodward (MPW), Dublin Business School, and Kaplan Open Learning. In the Middle East, operations are anchored by Kaplan Professional Middle East in the United Arab Emirates and Saudi Arabia.
Professional Training and Assessments. Kaplan Professional Education, headquartered in London with 14 training centers nationwide, serves as a provider of apprenticeship training and test preparation for accounting and financial services professionals, including those pursuing qualifications from the ACCA (Association of Chartered

Certified Accountants), CIMA (Chartered Institute of Management Accountants), and ICAEW (Institute of Chartered Accountants in England and Wales). In 2025, this unit provided courses to approximately 44,030 students in accountancy, tax and financial services. Kaplan Professional Middle East and North Africa also delivers professional training programs across the entire region with a focus on the UAE and Saudi Arabia. Kaplan Assessments and its services portfolio includes the administration of the Solicitors Qualifying Examination (SQE). In 2018, the Solicitors Regulation Authority (SRA) awarded Kaplan UK the contract to be the sole authorized assessment provider for all candidates seeking to become solicitors in England and Wales, with the first assessments having taken place in 2021.
Higher Education and Pathways. KI operates several dedicated academic institutions. In the higher education sector, KI operates Dublin Business School in Ireland and Kaplan Open Learning in the U.K., the latter of which functions as an online institution in partnership with the University of Essex and the University of Liverpool. At the end of 2025, these higher education institutions enrolled an aggregate of approximately 13,270 students. The KI Pathways business offers academic preparation programs and support services specifically designed for international students intending to study for degrees at universities in English-speaking countries and provides associated services to its partner universities. This unit also connects international students with university partners’ programs in the U.S., U.K., and Canada.
K-12 Education. MPW comprises three independent fifth- and sixth-form colleges with campuses in London, Cambridge, and Birmingham that offer domestic and international students GCSE, Foundation and A-Level preparation courses.
Language Study. KLG comprises Kaplan International Languages, Alpadia Language Schools, and Azurlingua, which was acquired in 2024. In 2025, KLG served approximately 37,890 students through language training, academic preparation, and proficiency exam preparation. As of December 31, 2025, the group operated nineteen English-language schools across the U.K., Ireland, Canada, and the U.S., as well as an online school, alongside five Alpadia schools, and corresponding language camps for juniors and teens, in the U.K., U.S., France, Germany, and Switzerland. KLG also includes English-as-a-second language (ESL) Education, a study abroad agency connecting students with partner schools primarily for language study.
Asia Pacific
Singapore and Hong Kong. In Singapore, Kaplan operates through two primary divisions: Kaplan Higher Education and Kaplan Professional Education. The Higher Education business offers university preparation programs and its own diplomas, as well as bachelor’s and postgraduate degrees in partnership with institutions in Australia, Ireland, and the U.K. Kaplan Professional Education provides courses for financial and accountancy qualifications such as the ACCA, Chartered Financial Analyst (CFA), and Singapore Chartered Accountant (SCA). In Hong Kong, Kaplan operates two main business units: Kaplan Higher Education and Kaplan Professional. The Professional division offers accountancy and financial markets exam training in the region and provides customized professional training services to corporations in all related disciplines. The Higher Education division offers diploma, undergraduate and postgraduate degrees from affiliated educational institutions in Singapore, Australia and the U.K.
Australia and New Zealand. In Australia, Kaplan Business School offers a range of undergraduate and postgraduate courses, serving approximately 11,550 students in 2025 through face-to-face and online modalities. Kaplan Professional, Australia’s leading provider of financial planning, real estate, mortgage broking, insurance and leadership education, served approximately 28,570 students with both vocational education and higher education qualifications via distance learning. Additionally, Kaplan Professional had approximately 48,700 subscribers for its Ontrack continuing professional development platform, which provides tailored corporate short courses and continuing education. The Kaplan Australia Pathways business operates colleges in partnership with Murdoch University, the University of Newcastle, and Adelaide University. In New Zealand, Kaplan operates in partnership with Massey University College in Auckland.
North America
As discussed above, both the Pathways and Languages business serve partners and students in the U.S. and Canada.
Regulatory Landscape
Kaplan’s international operations are subject to complex regulatory environments. In the U.K., businesses serving international students must hold Student Visa sponsor licenses and retain Educational Oversight accreditation through annual Basic Compliance Assessments (BCA). All KI institutions successfully retained these credentials for the fifteenth consecutive year. The MPW schools each hold current Student Visa and Child Student Visa (applicable to students aged 4-17) licenses.

Most KI higher education businesses in England are registered with the Office for Students (OfS), while Glasgow International College is overseen by the Quality Assurance Agency for Higher Education (QAA). No assurance can be given that each KI business in the U.K. will be able to maintain its Student Visa or Child Student Visa license and Educational Oversight or OfS/QAA registration. The loss by one or more institutions of the Student Visa or Child Student Visa license, Educational Oversight accreditation or OfS/QAA registration would have a material adverse effect on KI Europe’s operating results.
Over the last few years, restrictions on grants of student visas and tightening of the regulatory environment for recruiting and enrolling international students in major study-abroad destinations like the U.K., Canada, Australia, and the U.S. have been reshaping international student recruitment. Governments are tightening rules to reduce migration levels, which can mean fewer work opportunities during and after study, stricter requirements to obtain visas, and slower or more selective visa processing. This has impacted and will continue to impact Kaplan International’s operations. In particular, limits on international student recruitment introduced in Australia are expected to impact Kaplan Business school in 2026. Australia introduced an indicative Student Visa approval allocation for post-secondary education providers at the end of 2024. Under this new system, a slowdown in visa approvals applies once an institution reaches 80% of its allocation. These measures have impacted, and are expected to continue impacting, international student recruitment for Kaplan’s colleges and partner universities in the region.
Kaplan North America
Based in the U.S., KNA operates through the KHE and SE segments. KNA offers managed services, advisory services and lifelong education, reaching learners from kindergarten through the master’s or professional level. Training offered to learners includes exam preparation, professional licensure, certification, and continuing education, and degrees predominantly online leading through its industry expertise.
Kaplan Higher Education
KNA provides non-academic managed services such as analytics, technology support, marketing, student advising and admissions support, financial aid services, and curriculum development support for online programs offered at higher education institutions. In 2025, KNA served a total of 74,968 students from Wake Forest University, Creighton University, Lynn University, University of Massachusetts Global, Purdue University Global (Purdue Global), and Purdue University. Kaplan receives payment from university clients for these services, which may be based in part on the revenue of the programs Kaplan supports. For another group of university clients, KNA creates exploratory programs for high school students, called “Prelum,” focused on learning about professional careers, college majors, and previewing college courses that align with their interests. KNA’s clients in this space include Harvard Medical School, Georgetown University, University of Notre Dame, Dartmouth College, Rice University, Northwestern University, Wake Forest University, William & Mary, Parsons Paris, University of Rochester, and Case Western Reserve University, among others.
Transition and Support Operations for Purdue University Global. Governed by a Transition and Operations Support Agreement (TOSA) in effect since March 2018, KNA provides operations support functions to Purdue Global, an online Indiana public university affiliated with Purdue University. The operations support activities that KNA provides to Purdue Global include technology support, helpdesk functions, admissions support, financial aid processing, back-office business functions, certain test preparation and other non-academic functions.
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
To the extent that there is remaining revenue after accounting for Purdue Global’s academic cost, KNA is then reimbursed for its operating costs (subject to a cap) related to its support functions. If KNA achieves cost efficiencies in its operations, then KNA may be entitled to an additional payment equal to 20% of such cost efficiencies (KNA Efficiency Payment). The TOSA, as amended, reflects the parties’ intent that, subject to available cash (calculated as cash balance minus cash deficiencies, if any, projected for the next six-month period based on applicable budget), KNA is entitled to receive a payment equal to 12.5% (increased to 13% beginning on June 30, 2023 and through June 30, 2027) of Purdue Global’s revenue, which serves as the deferred purchase price for the transfer of Kaplan University to Purdue Global (Deferred Purchase Price). Separately, KNA is entitled to a fee for services provided equal to 8% of KNA’s costs of providing such services to Purdue Global (Contributor Service Fee). KNA’s

Contributor Service Fee is deducted from any amounts owed to KNA for the Deferred Purchase Price. Together, these payments are known as “Contributor Compensation.” In each case, the Contributor Compensation remains subject to available cash and certain limitations on unpaid amounts carrying over from year to year.
In addition, beginning in 2023, to the extent that there are sufficient revenues after payment of the KNA Efficiency Payment (if any), Purdue Global is entitled to an annual payment equal to 10% of the remaining revenue after the KNA Efficiency Payment (if any) is paid, subject to certain other adjustments.
The TOSA has a 30-year initial term, which automatically renews for five-year periods unless terminated. After the sixth year, Purdue Global has the right to terminate the agreement upon payment of an early termination fee equal to 125% of Purdue Global’s total revenue earned during the preceding 12-month period, which payment would be made pursuant to a 10-year note, and at the election of Purdue Global, for no additional consideration, it may receive certain tangible assets used exclusively by KNA to provide the support functions pursuant to the TOSA. At the end of the 30-year term, if Purdue Global does not renew the TOSA, Purdue Global will be obligated to make a final payment of 75% of its total revenue earned during the preceding 12-month period, which payment will be made pursuant to a 10-year note, and, at the election of Purdue Global, for no additional consideration, it may receive certain assets used exclusively by KNA to provide the support activities pursuant to the TOSA. Either party may terminate the TOSA at any time if Purdue Global generates (i) $25 million in cash operating losses for three consecutive years or (ii) aggregate cash operating losses greater than $75 million at any point during the initial term. Operating loss is defined as the amount by which the sum of (1) Purdue Global’s and KNA’s respective costs in performing academic and support functions and (2) the $10 million Purdue Priority Payment in each of the first five years following March 22, 2018, exceeds the revenue Purdue Global generates for the applicable fiscal year. Upon termination for any reason, Purdue Global will retain the assets that Kaplan contributed pursuant to the TOSA. Each party also has certain termination rights in connection with a material default or material breach of the TOSA by the other party. Short of termination, Purdue Global has the right to take over from Kaplan the provision of certain back-office support functions at any time with nine months’ notice. Those functions include technology support, human resources, facility and property management, finance and accounting, communications, and default management. In 2022, pursuant to the TOSA, Purdue Global began providing certain functions previously provided by KNA in-house. Those functions include human resources, facility management, and communications services.
Higher Education Regulatory Environment. KNA no longer owns or operates Kaplan University or any other institution participating in student financial aid programs created under Title IV of the U.S. Federal Higher Education Act of 1965 (Higher Education Act), as amended (Title IV). KNA provides services, including financial aid support, to Purdue Global. While KNA does not currently provide financial aid services to any other university, its provision of these services to Purdue Global results in KNA meeting the definition of a “Third Party Servicer” pursuant to Title IV regulations. As a Third Party Servicer, KNA is subject to applicable statutory provisions of Title IV and U.S. Department of Education (ED) regulations that, among other things, require KNA to be jointly and severally liable with Purdue Global to the ED for any violation by KNA or Purdue Global of any Title IV statute or ED regulation or requirement. KNA also provides services (not including financial aid support) to Wake Forest University, Lynn University, University of Massachusetts Global, Creighton University, and other Title IV participating institutions. While these services may require KNA to comply with certain laws and regulations, including applicable statutory provisions of Title IV, KNA is not a Third Party Servicer for those institutions. However, changes to the ED’s guidance on Third Party Servicers, including a change to the definition of what entity or services fall within the scope of the Third Party Servicer regulations, could cause KNA to be considered a Third Party Servicer for other university clients.
KNA is also subject to other non-Title IV, federal and state laws, including, but not limited to, federal and state consumer protection laws and rules prohibiting unfair or deceptive marketing practices, data privacy, data protection and information security requirements established by federal, state and foreign governments, including, for example, the Federal Trade Commission and the applicable provisions of the Family Educational Rights and Privacy Act regarding the privacy of student records that KNA handles for university clients. KNA’s failure to comply with these and other federal and state laws and regulations could result in adverse consequences to KNA’s business, including, for example:
•The imposition on KNA and/or Kaplan of fines, other sanctions or liabilities, including, without limitation, repayment obligations for Title IV funds to the ED (where KNA is a Third Party Servicer) or the termination or limitation on Kaplan’s eligibility to provide services as a Third-Party Servicer to any Title IV participating institution;
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
•Liability under the TOSA or any other agreement with any client institution for noncompliance with federal, state or accreditation requirements arising from KNA’s conduct; and
•Liability for noncompliance with Title IV or other federal or state laws and regulations occurring prior to the transfer of Kaplan University to Purdue.
The laws, regulations and other requirements applicable to KNA or any KNA client institutions are subject to change and to interpretation. For example, the Title IV borrower defense to repayment (BDTR) regulations that allow students to discharge certain federal loans and provide a process for the ED to recover the discharged amounts from the students’ school, and closed school loan discharge rules allowing students to discharge loans taken to attend later closed institutions may create future liability to the ED for Kaplan as a past owner of Title IV eligible institutions. Additionally, the Title IV definition of “nonprofit” institution, which excludes from that definition any institution that is an obligor on a debt owed to a former owner of the institution or that maintains a revenue-based service agreement with a former owner of the institution, may apply to public institutions such as Purdue Global as well as private nonprofit institutions. Such regulatory changes and interpretations, including those described above, could subject Kaplan or its partner institutions to additional regulatory requirements and liabilities.
Incentive compensation. KNA is a third party providing services to Title IV participating institutions that include marketing, admissions support, recruiting and, in the case of Purdue Global, financial aid services. As such, KNA is subject to the incentive compensation rules as applied to the institutions it serves. Under these incentive compensation rules, an institution participating in Title IV programs and entities providing recruiting or financial aid services to those institutions may not provide any commission, bonus or other incentive payment to any person or entity engaged in any student recruiting or in making decisions regarding the awarding of Title IV funds if such payment is based directly or indirectly on success in securing enrollments or financial aid. Tuition revenue-sharing payments to KNA under the TOSA (as well as any other agreement with any Title IV participating institution) must comply with the ED’s revenue sharing guidance related to bundled services agreements. For more information, see Item 1A. Risk Factors. Failure to Comply with the ED’s Title IV Incentive Compensation Rule Could Subject Kaplan to Liabilities, Sanctions and Fines.
Misrepresentations. A Title IV participating institution is required to comply with the ED regulations related to misrepresentations and with related federal and state laws. These laws and regulations are broad in scope and may extend to statements by servicers, such as KNA, that provide marketing or certain other services to such institutions. The laws and regulations apply to statements addressing the nature of an institution’s programs, financial charges or the employability of its graduates. Additionally, failure to comply with these and other federal and state laws and regulations regarding misrepresentations and marketing practices could result in the imposition on KNA or its client institutions of fines, other sanctions or liabilities, including, without limitation, federal student aid repayment obligations to the ED, the termination or limitation on KNA’s eligibility to provide services as a Third Party Servicer to Title IV participating institutions, the termination or limitation of a client institution’s eligibility to participate in the Title IV programs, or legal action by students or other third parties. A violation of misrepresentation regulations or other federal or state laws and regulations applicable to the services KNA provides to its client institutions arising out of statements by KNA, its employees or agents could require KNA to pay the costs associated with indemnifying its client institutions from losses resulting from the violation and could result in fines, other sanctions or liabilities imposed on KNA.
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
Compliance, regulatory actions, reviews and litigation. KNA and its client institutions are subject to reviews, audits, investigations and other compliance reviews conducted by various regulatory agencies and auditors, including, among others, the ED and the ED’s Office of the Inspector General (for financial aid services as a Third Party Servicer to Purdue Global), accrediting bodies and state and various other federal agencies. These compliance reviews could result in findings of noncompliance with statutory and regulatory requirements that could, in turn, result in the imposition of fines, liabilities, civil or criminal penalties or other sanctions against KNA and its client institutions. Separately, if KNA provides financial aid services to more than one Title IV participating institution (i.e., one or more participating institutions in addition to Purdue Global), or if the ED expands the current interpretation of the definition of Third Party Servicer to include services in addition to providing financial aid services, KNA will be required to arrange for an independent auditor to conduct an annual Title IV compliance audit of KNA’s compliance with applicable ED requirements. KNA’s client institutions are also required to arrange for an independent auditor to conduct an annual Title IV compliance audit of their compliance with applicable ED requirements, including requirements related to services provided by KNA.
In 2021, Kaplan received BDTR applications from the ED seeking discharge of approximately $35 million in loans, excluding interest, from students at Kaplan’s previously owned schools, including Kaplan University. It is not clear to what extent the ED will exclude claims based on the underlying statutes of limitations, evidence provided by Kaplan, prior settlements with these students relieving their debt outside of the BDTR process, or any prior investigation related to schools attended by the student applicants.
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
In the Sweet v. Cardona lawsuit in the Northern District of California which was settled in November 2022, Plaintiffs claimed that the ED failed to properly consider and decide pending BDTR claims. As part of the Sweet v. Cardona settlement, the ED agreed to review any BDTR applications submitted between June 23, 2022 and November 15, 2022 on an expedited basis. In January 2024, Kaplan was informed that the ED received applications during this time period regarding former Kaplan University and Purdue Global students. Kaplan received those applications and believes none of the applications has merit and that the applications are far outside any statute of limitations period and accordingly Kaplan responded similarly to responses for prior claims. The total discharge amount sought or how much of that amount would apply to Kaplan University students is not fully known. The Sweet v. Cardona settlement requires the ED to adjudicate applications received during the designated time period pursuant to the requirements of the 2016 Borrower Defense Regulation. Kaplan believes it has significant defenses against any attempt by the ED at recoupment including the claims’ collective lack of merit, the applicable statute of limitations periods, and the ED’s standing for recoupment given the Sweet v. Cordona settlement. If the ED initiates a reimbursement action against Kaplan following approval of former students’ BDTR applications, Kaplan may be subject to significant liability.
In addition, Kaplan could be the subject of future compliance reviews or lawsuits related to formerly owned Kaplan University and KHE schools in connection with the pre-sale conduct of such schools that could result in monetary liabilities or fines or other sanctions against Kaplan.
Supplemental Education
KNA offers supplemental education at significant scale directly to students and professionals and indirectly through agreements with other organizations. The market covers exam preparation, professional licensure and certification, corporate training, career advising, and continuing education.
In 2025, KNA served approximately 782,280 students through its exam preparation, professional licensure and certification, and corporate training and continuing education programs and related products (such as online tutoring, online question banks and online practice tests), excluding sales of test prep books by third-party retailers. KNA publishes epubs, print test preparation books, and reference resources sold through retail channels. At the end of 2025, KNA published 1,029 titles available in print and digital formats, including 261 epub products. In 2025, KNA served approximately 3,420 business-to-business clients, including 165 Fortune 500 companies. The business also began expanding its public sector footprint in 2024, by offering “all access” arrangements to public institutions.
High School Segment. KNA, operating under the Kaplan Test Prep and Barron’s Educational Series brands, prepares students for high-stakes exams like the SAT, ACT, and AP and provides college admissions advising. On June 27, 2025, KNA acquired Ohana Institute, an accredited, innovative K-12 private school located in Inlet Beach, Florida. Ohana offers students creative programming, academic rigor and personalized support that leverages project-based learning and STEAM (Science, Technology, Engineering, Arts, Math) as core instructional elements.
College Segment. At the collegiate and post-graduate level, KNA provides preparation for admissions tests such as the LSAT, MCAT, GMAT, and GRE under the Kaplan and Manhattan Prep brands. This segment also provides preparation for Engineering and Architecture certification exams under the PPI brand and for attorney state licensure exams through Kaplan Bar Review and Preliminary Multistate Bar Review (PMBR).
In 2024, KNA began exam development for state bar examinations by entering into a contract with the State Bar of California to prepare questions for its exam. Also in 2024, KNA was awarded a contract with the State of Illinois to provide graduate school and licensure test preparation for the LSAT, MCAT, GMAT and GRE and license and certificate courses in nursing, financial services, real estate, engineering, and related to other professional careers to all Illinois public university students and all students at five community colleges in Illinois. The contract has a five-year initial term, which is subject to annual reappropriation of funds and has one optional five-year renewal term for a total contract term of 10 years. The state of Illinois may cancel the contract early if it lacks appropriated funds.
Health Segment. In the healthcare field, KNA provides professional licensure exam preparation for physicians (USMLE), nurses (NCLEX), pharmacists (NAPLEX), dentists (NBDE) and physician assistants (PANCE). Under the brand i-Human Patients, KNA offers online, simulated patient interaction training for medical health professionals, which is typically licensed to medical, nursing and physician assistant schools. KNA’s accredited Kaplan Medical Prep school offers USMLE in-person programs in New York approved by Student and Exchange Visitor Program (SEVP) for attendance by students with F-1 visas. Separately, Kaplan Medical Education, offers online continuing medical education for physicians, nurses and pharmacists which is accredited by Joint Accreditation for Interprofessional Continuing Education.
Finance and Real Estate Segment. In the accounting, insurance, securities, real estate, financial services and wealth management sectors, KNA provides professional license test preparation, as well as licensing and post licensing continuing education. Programs are operated under the brands Dearborn Real Estate Education, Kaplan Real Estate Education, Kaplan Financial Education and Kaplan Schweser. Additionally, KNA collaborates with organizations to solve their talent management challenges through customized corporate learning and development solutions.
Government Segment. KNA supports military advancement through the Bluejacketeer subscription service for Navy advancement exams. KNA also offers preparation programs for the Armed Services Vocational Aptitude Battery (ASVAB) that measure developed abilities and help predict future academic and occupational success in the military. KNA also provides education advising and test preparation services to state government agencies such as the Florida Department of Corrections.
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

Station, Location and Year Commercial Operation Commenced	National Market Ranking (a)	Primary Network Affiliation	Expiration Date of FCC License	Expiration Date of Network Agreement	Total Commercial Stations in DMA (b)
KPRC, Houston, TX, 1949	6th	NBC	Aug. 1, 2030	Dec. 31, 2028	14
WDIV, Detroit, MI, 1947	14th	NBC	Oct. 1, 2029	Dec. 31, 2028	8
WKMG, Orlando, FL, 1954	15th	CBS	Feb. 1, 2029	June 30, 2026	12
KSAT, San Antonio, TX, 1957	31st	ABC	Aug. 1, 2030	March 31, 2026	12
WJXT, Jacksonville, FL, 1947	41st	None	Feb. 1, 2029	—	7
WCWJ, Jacksonville, FL, 1966	41st	CW	Feb. 1, 2029	Aug. 31, 2028	7
WSLS, Roanoke, VA, 1952	70th	NBC	Oct. 1, 2028	Dec. 31, 2028	7
 _________________________________________________________________________________
(a) Source: 2025/2026 Local Television Market Universe Estimates, the Nielsen Company, September 2025 and effective January 1, 2026, based on television homes in DMA (see note (b) below).
(b) Full-power commercial TV stations, Designated Market Area (DMA) is a market designation of the Nielsen Company that defines each television market exclusive of another, based on measured viewing patterns.
Revenue from broadcasting operations is derived primarily from the sale of advertising to local, regional and national advertisers. In 2025, advertising revenue accounted for 54% of the total revenue for GMG’s operations. Advertising revenue is sensitive to a number of factors, some specific to a particular station or market and others more general in nature. These factors include a station’s audience share and market ranking; seasonal fluctuations in demand for airtime; annual or biannual events, such as sporting events and political elections; and broader economic and other market trends, including alternative advertising platforms (e.g., digital advertising), among others.
GMG also derives significant revenue from retransmission agreements with traditional cable, satellite and other multichannel video program distributors (MVPDs), which typically provide for payment to GMG on a per-subscriber basis, as well as agreements for distribution on various digital platforms.
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
Television stations may receive interference from a variety of sources, including interference from other broadcast stations, that is below a threshold established by the FCC. That interference could limit viewers’ ability to receive television stations’ over-the-air signals. The amount of interference received by television stations could increase in the future based on the FCC’s decision to allow electronic devices, known as “white space” devices, to operate in the television frequency band on an unlicensed basis on channels not used by nearby television stations.

In November 2017, the FCC voted to adopt rules authorizing broadcast television stations to voluntarily transition to a new technical standard, called Next Generation TV (NextGenTV) or ATSC 3.0. The new standard is designed to allow broadcasters to provide consumers with better sound and picture quality; hyper-localized programming, including news and weather; enhanced emergency alerts; and improved mobile reception. The ATSC 3.0 standard allows for the use of targeted advertising and more efficient use of spectrum by, for example, allowing for more multicast streams to be aired on the same six-megahertz channel. ATSC 3.0 is not backward compatible with existing television equipment (although certain adapters/converter boxes are now commercially available), and the FCC’s rules require full-power television stations that transition to the new standard to continue broadcasting a signal in the existing DTV standard (ATSC 1.0) (the “simulcasting” requirement) until the FCC phases out the requirement in a future order. Under current rules, a transitioning station’s DTV-formatted content must be substantially similar to the programming aired on its ATSC 3.0 channel until July 17, 2027, to ensure that all viewers continue to have access to the same DTV-formatted programming during the transition to the NextGenTV standard. In a notice released in October 2025, the FCC proposed to eliminate both the simulcasting and the “substantially similar” requirements for stations transitioning to or broadcasting in ATSC 3.0, and to make other updates to the current ATSC 3.0 rules. As of December 31, 2025, GMG is broadcasting in the ATSC 3.0 standard on all of its stations. It is too soon to predict precisely how the use of broadcast spectrum for ATSC 3.0 services could impact the broadcast industry.
In recent years, the FCC has authorized the use by wireless broadband providers and other unlicensed devices of certain bands of spectrum that have historically been used by broadcast stations and satellite operators. Broadcasters continue to urge the FCC to ensure that incumbent broadcast operations are protected against interference from new users, including unlicensed devices operating in those bands. In November 2023, GMG timely filed a certification identifying all of its current, active authorizations in the 12.7-13.25 GHz band of spectrum, as required by the FCC as it considers whether to allow unlicensed devices, or new satellite uses, to operate in that band. In the 4.0-4.2 GHz band, GMG holds various authorizations currently classified as “incumbent,” which are entitled to certain regulatory accommodations in the event any action is taken by the FCC to repurpose the 3.98-4.2 GHz band, including authorizing additional users in the band or relocating incumbent broadcast users from their current allocations in the band. The extent to which GMG’s broadcast business will be affected by FCC action allowing new users, including unlicensed devices, to operate in bands of spectrum currently used by broadcasters is not yet known.
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
Statutory changes over the last several years have resulted in changes to certain FCC rules governing retransmission consent negotiations. Pursuant to the Television Viewer Protection Act, enacted on December 20, 2019, the FCC made changes to the “good faith” standards that govern retransmission consent negotiations, as a result of which “large station groups” (groups of television broadcast stations that have a national audience reach of more than 20%) are required to negotiate in good faith with MVPD “buying groups” (entities that negotiate on behalf of multiple small MVPDs). GMG does not qualify as a “large station group” under the statute and therefore is not subject to this obligation. While GMG does not anticipate that these rules will materially affect its bargaining position in retransmission consent negotiations, if Congress or the FCC were to enact further changes to the retransmission consent rules (such as by requiring small station groups like GMG to negotiate with MVPD buying groups, mandating continued carriage of a station’s signal by an MVPD during a retransmission consent dispute, or otherwise giving MVPDs heightened bargaining power in retransmission consent negotiations), such changes could have a material effect on GMG’s retransmission consent revenues.
In 2014, the FCC opened a proceeding to consider whether certain vMVPDs should be classified as MVPDs and thus subject to the retransmission consent rules. Eleven years later, the FCC has taken no action in that proceeding, despite broadcasters’ sustained advocacy efforts. Because the retransmission consent rules at present do not apply to vMVPDs such as YouTube TV, Hulu + Live TV, FuboTV, and DIRECTV Stream, the national broadcast networks negotiate agreements with vMVPDs that are presented to their affiliates as “opt-in” agreements, and local affiliates of the broadcast networks are essentially unable to negotiate directly with vMVPDs to reach agreements for the carriage of their signals. Unless the FCC enacts rules (or Congress enacts legislation) that classify vMVPDs as MVPDs or otherwise apply the retransmission consent rules to vMVPDs, GMG may be unable to negotiate carriage agreements with these distribution services that include the payment of market-based retransmission fees or provide other favorable terms with respect to, for example, carriage of the stations’ signals in specific tiers or genre packages offered by the vMVPD. At the same time, broadcasters have no “must carry” rights with respect to vMVPDs and thus often cannot secure carriage of non-network-affiliated commercial television stations on vMVPD platforms. As one example, WJXT-TV is not carried on Hulu + Live TV. The current rules are significant to GMG stations as vMVPD subscriber numbers continue to increase. vMVPD YouTube TV has reported 10 million subscribers and is poised to become the largest pay-TV provider, surpassing traditional facilities-based cable and satellite distributors.
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
Ownership Limits.  The Communications Act and the FCC’s rules limit the number and types of media outlets in which a single person or entity may have an attributable interest. The FCC is required by statute to review its media ownership rules (with the exception of the national television ownership rule, discussed below) every four years to determine whether those rules remain necessary in the public interest as a result of competition. This process is referred to as the quadrennial review. The media ownership rule most relevant to GMG is the local television ownership rule. The “duopoly rule” prohibits ownership of more than two, full-power television stations in a single market. One aspect of the rule, which prohibited a single broadcaster from owning (or having an attributable interest in) two full-power television stations licensed in the same Nielsen DMA if both were ranked among the top four stations in the market (the two top four restriction), was eliminated in July 2025 following litigation challenging the FCC’s 2018 quadrennial review order.
Under the national television ownership rule, a single person or entity may have an attributable interest in an unlimited number of television stations nationwide, as long as the aggregate audience reach of such stations does not exceed 39% of nationwide television households and as long as such interest complies with the FCC’s other ownership restrictions. That calculation takes into account the 50% Ultra High Frequency (UHF) discount, under which stations broadcasting on UHF channels are credited with only half the number of households in their market. In December 2017, the FCC initiated a rule-making proceeding seeking comments regarding its authority to modify or eliminate the national television ownership cap, as well as the potential elimination of the UHF discount. In June 2025, the FCC called for comments to “refresh” the eight-year-old record. Interested parties filed comments in August 2025, several of which called for elimination of the national ownership cap. That proceeding remains open, and no FCC decision has yet been issued.
Programming.  Six of GMG’s seven stations are affiliated on their primary stream with one of the national television networks that provides a substantial amount of programming to their television station affiliates. The expiration dates of GMG’s affiliation agreements are set forth in the table at the beginning of this Television Broadcasting section. WJXT, one of GMG’s Jacksonville stations, has operated as an independent station since 2002. In addition, each GMG station receives programming from syndicators and other third-party programming providers. GMG’s performance depends in part on the quality and availability of third-party programming broadcast by its stations. Any substantial decline in the quality or availability of such programming could materially affect the ability of GMG and its competitors to attract viewers, generate advertising and distribution revenues, or enter into certain transactions in the future. In addition, the advent of network direct-to-consumer platforms such as Paramount+, ESPN Unlimited, Fox One, and Peacock potentially impacts the value of programming provided by the national networks, much of which is also (or, in some instances, exclusively) available on the network-owned streaming platforms. The availability of network programming to subscribers on those platforms could affect GMG’s leverage in its retransmission consent negotiations.
Public Interest Obligations.  To satisfy FCC requirements, stations are generally expected to air a specified number of hours of programming intended to serve the educational and informational needs of children, and to complete reports on an annual basis concerning children’s programming. At present, the rules require stations to air at least 156 hours annually of “core programs,” including at least 26 hours per quarter of regularly scheduled weekly programs. In July 2019, the FCC modified the children’s programming rules to provide broadcasters with more flexibility in meeting their public interest obligations. Among other things, the current rules allow up to 52 hours per year of children’s programming to consist of educational specials and/or short-form programming. The prior rules required all qualifying programming to be regularly scheduled and aired in 30-minute blocks. While stations are required to air the substantial majority of their educational and informational children’s programming on their primary program stream, under the current rules they may air up to 13 hours per quarter of regularly scheduled weekly programming on a multicast stream. In addition, the FCC requires stations to limit the amount of advertising that appears during certain children’s programs.
Other FCC regulations and policies ensure that broadcast licensees operate in the public interest, including rules requiring the disclosure of certain information and documents in an online public inspection file; rules requiring the closed-captioning of programming to assist television viewing by the hearing impaired; video description rules to assist television viewing by the visually impaired; rules concerning the captioning of video programming distributed via the internet; rules governing the broadcast of emergency alerts; rules requiring broadcasters to maintain equal employment opportunity recruitment programs; rules imposing certain inquiry, disclosure, and recordkeeping requirements related to programming sponsored by foreign governmental entities; and rules concerning the volume of commercials. Compliance with these rules imposes additional costs on the GMG stations that could affect GMG’s operations. In March 2025, the FCC issued a public notice commencing a proceeding in which the FCC seeks to modify or eliminate outdated and burdensome regulations. Multiple commenters, including broadcasters and broadcast industry groups, urged the elimination of a large number of FCC rules, including several recordkeeping and reporting requirements that apply to broadcast television stations. That proceeding remains open; to date, the FCC has released a series of orders addressing a wide array of rules applicable to a number of industries, including broadcast television.
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
Broadcast Indecency.  The FCC’s policies prohibit the broadcast of indecent and profane material during certain hours of the day, and the FCC may impose monetary forfeitures when it determines that a television station has violated that policy. Broadcasters have repeatedly challenged these rules, arguing, among other things, that the FCC has failed to justify its indecency decisions adequately; the FCC’s policy is too subjective to guide broadcasters’ programming decisions; and the FCC’s enforcement approach otherwise violates the First Amendment.
The Company cannot predict how GMG’s stations may be affected by the FCC’s current or future interpretation and enforcement of its indecency policies.
HEALTHCARE
The healthcare group provides home health infusions through its CSI Pharmacy Holding Company, LLC (CSI) segment and other healthcare services, including home health, hospice and palliative care; software-as-a-service technology; physician services for allergy, asthma and immunology patients; in-home aesthetics; and applied behavior analysis therapy. The healthcare group served over 140,000 patients in 2025.
CSI
CSI, headquartered in Dallas, TX, is a nationwide specialty home infusion pharmacy licensed in all 50 states serving patients suffering from chronic and rare illness. CSI specializes in treating chronic diseases with biologics and plasma-derived therapies, with revenues derived primarily from immunoglobulin (IG) therapy. CSI delivers high-cost, specialty infusion medications to patients’ homes, supported by skilled nurses who provide complex clinical management to ensure safe and effective therapy.

Other Healthcare
Other healthcare businesses include Graham Healthcare Group (GHG) which involves home health, palliative and hospice operations. GHG provides services to approximately 94,000 patients annually across the states of Michigan, Illinois, Pennsylvania, Kansas, Missouri, Ohio, and Florida. GHG’s brands include Residential Home Health, Residential Hospice, AHN Healthcare@Home, and Mary Free Bed at Home, and across these companies there are 18 home health, 11 hospice, and six palliative care operating units. Fourteen of GHG’s 35 operating units are operated through joint ventures with health systems and physician groups and the remainder are wholly-owned. Home health, palliative and hospice services include a wide range of health care services that are provided wherever home may be and are tailored to the unique needs and goals of the patients. Home health care helps patients gain independence and remain safe at home as active community members. Hospice care supports patients and their families’ unique physical, emotional, and spiritual needs, while focusing on optimizing quality of life, comfort, and dignity. Palliative care complements curative treatments and is provided by in-home nurse practitioners who aim to treat advanced pain and uncomfortable symptoms of disease. All home health, palliative, and hospice operating units are Medicare certified and accredited. GHG generates over 90% of its revenues for home health, palliative, and hospice services from Medicare and Medicare Advantage payors. The remaining sources of revenue are from Medicaid, commercial insurance, and private payors.
Clarus, based in Nashville, TN, provides patient call management solutions to ambulatory clinics within health systems, Management Service Organizations, independently owned physician practices and home health agencies. Clarus replaces traditional human-staffed answering services with an agentic AI SaaS-based solution. Clarus streamlines ambulatory clinic workflows for patient calls. The solution assists in reducing direct costs, managing patient phone calls and more quickly resolving patient needs while also enabling improvements in patient access and boosting provider satisfaction.
Impact Medical operates a full-service physician practice dedicated to providing advanced care for allergies, asthma, and immunology with eight locations in New Jersey and New York.
Skin Clique is a concierge aesthetic medicine and product practice. Skin Clique generates much of its revenue from neurotoxin injections and the remaining revenue from GLP-1, skin peels, skin consultations, dermal fillers, microneedling, and medical-grade skin care products. Skin Clique, based in Charleston, SC, serves clients across approximately 42 states.
Surpass Behavioral Health operates 14 Applied Behavior Analysis (ABA) clinics throughout Kentucky, South Carolina and Georgia, as well as a school program in Pennsylvania, and a positive behavior support program in Kentucky. Surpass Behavioral Health is headquartered in Nashville, TN. Approximately 70% of its revenue is generated across the 14 clinics, with a smaller portion coming from the school settings, and the remaining generated through the Kentucky positive behavior support program.
MANUFACTURING
Hoover Treated Wood Products, Inc.
Hoover Treated Wood Products, Inc. (Hoover) is a multi-product supplier to the commercial building industry. Hoover, founded in 1955, is a supplier of pressure-impregnated kiln-dried lumber and plywood products for fire-retardant and preservative applications and is headquartered in Augusta, GA. On July 15, 2025, Hoover acquired Arconic Architectural Products, LLC (operating as Hoover Architectural Solutions) which manufactures aluminum cladding products and operates within the broader non-residential materials space from its facility in Eastman, GA. Hoover operates 11 facilities across the country and services a wood stocking distributor network of more than 100 locations spanning the U.S. and Canada.
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
AUTOMOTIVE
Graham Automotive LLC
The Company owns a 90% interest in eight automotive dealerships in the Washington, D.C. area: Ourisman Honda of Tysons Corner in Virginia; Ourisman Lexus of Rockville in Maryland; Ourisman Ford of Manassas in Virginia; Toyota of Woodbridge in Virginia, Ourisman Chrysler-Dodge-Jeep-Ram of Woodbridge in Virginia; Ourisman Toyota of Richmond in Henrico, Virginia; Ourisman Kia in Bethesda, Maryland; and Ourisman Honda of Woodbridge in Virginia. The Company has a management services agreement with an entity affiliated with Christopher J. Ourisman, a member of the Ourisman Automotive Group family of dealerships, to operate and manage the operations of the dealerships. The Company also owns Roda, which provides valet automotive repair services in the Washington, D.C. metropolitan area.
OTHER ACTIVITIES
Clyde’s Restaurant Group
Clyde’s Restaurant Group (CRG), founded in 1963, owns and operates 14 restaurants and entertainment venues in the Washington, D.C. metropolitan area, including six Clyde’s locations, Old Ebbitt Grill, The Hamilton, Hamilton Live, Rye Street Tavern, Cordelia Fishbar, 1789 Restaurant, Fitzgerald’s and The Tombs. CRG has another restaurant under construction, Ebbitt House, with the planned opening in 2026. Additionally, a Clyde’s will open in Dulles International Airport under a licensing agreement in 2026.
Framebridge, Inc.
Framebridge, Inc. (Framebridge) provides high-quality, affordable and fast custom framing directly to consumers. Through its website, app and retail locations, Framebridge offers consumers the option to drop off or ship artwork, pictures and other personal objects directly to Framebridge to be custom framed and then delivered directly to a customer or a retail store for in-store pick up. Framebridge is headquartered in Bethesda, MD, with 44 retail locations and three manufacturing facilities in Kentucky, Nevada, and Virginia.
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
Code3 LLC
Code3 LLC (Code3) is a marketing and insights company that manages digital advertising for global and mid-market brands and early-stage companies. It delivers media, creative and data services to transform consumer and performance data into planning, content, media activation and measurement to maximize return on investment. Code3 works across platforms such as Facebook, Instagram, Amazon, Google, TikTok, X, Pinterest, Snapchat and YouTube, as well as direct digital media relationships and streaming TV and audio solutions.
Decile LLC
Decile LLC (Decile) is an AI-powered ecommerce analytics platform that helps marketers extract value from their proprietary first-party customer, product and sales data. Decile provides software and an AI Analyst (“Luma”) to help its business clients better understand customer personas, customer acquisition and retention, product analytics and how to increase profitable growth.
The Slate Group LLC
The Slate Group LLC (Slate) publishes Slate, an online magazine. Slate features articles and podcasts analyzing news, politics and contemporary culture and adds new material on a daily basis. Content is supplied by the magazine’s own editorial staff, as well as by independent contributors. As measured by The Slate Group, Slate had an average of more than 5 million unique visitors per month and averaged more than 15 million page views per month across desktop and mobile platforms in 2025. The Slate Group owns an interest in E2J2 SAS, a company incorporated in France that produces a French-language news magazine website at slate.fr.
Foreign Policy LLC
Foreign Policy LLC (Foreign Policy) produces Foreign Policy magazine and the ForeignPolicy.com website, which cover developments in national security, international politics, global economics and related issues. The site features analysis, unique news content, specialized channels and newsletters, and podcasts focusing on regions and topics of interest. Foreign Policy provides insight and analysis into global affairs for government, military, business, media and academic leaders. FP Events also produces a growing number of live and virtual events, bringing together government, military, business and investment leaders to discuss important regional and topical developments and their implications.
City Cast LLC
City Cast LLC (City Cast) is a local media network currently operating in 13 cities around the country. City Cast publishes daily podcasts, email newsletters, and social media posts covering local news, events, and places. City Cast also hosts occasional real-world events for its listeners and readers.
Supporting Cast LLC
Supporting Cast LLC (Supporting Cast) provides a software-as-a-service platform that enables podcasters and media companies to monetize premium audio content through paid subscriptions, memberships, and audiobooks. The platform's distinctive approach eliminates the need for native apps, delivering exclusive content to subscribers through mainstream podcast players including Spotify, Apple Podcasts, and YouTube Music.
COMPETITION
EDUCATION
Kaplan’s businesses operate in fragmented and competitive markets.
Kaplan International. Kaplan operates within highly fragmented and competitive markets across its global footprint. For KI, this landscape is disaggregated featuring competitors ranging from large for-profit universities to small English-language course providers, as well as government-supported institutions offering similar training. Success in this arena is driven by variable factors such as program offerings, the ranking of university partners, convenience, cost, placement rates, reputation, and the quality of instruction and student services. To maintain its market position, KI leverages competitive advantages including the delivery of high-quality educational experiences, widespread brand recognition, competitive pricing, and strong relationships with corporate clients and recruitment partners.
Kaplan North America. KNA competes with companies that provide various education technology solutions, consumer test and licensure preparation and course delivery, corporate training, university administrative support for online programs and courses, curriculum development, overall online program development and analytics for colleges and universities, as well as support for corporate, employer and employee education programs. The market for KNA’s services and products, and especially its higher education services and products, is dynamic and rapidly evolving, and several competitors offer a mix of some of the same products and services or are seeking to move into the markets in which KNA operates. Competitive factors in these KNA markets include 1) the ability to deliver a wide range of educational services and programs to clients across all levels of programs and administrative functions; 2) cost effectiveness; 3) expertise in marketing, recruitment and program delivery; 4) student outcomes and satisfaction; 5) the ability to invest in start-up and scaling initiatives; 6) reputation; and 7) compliance with laws and the ability to navigate complex regulatory requirements. KNA’s ability to effectively compete in the higher education services markets will depend in large part on its successful delivery and navigation of these factors. While the competitive landscape is expanding, KNA’s resources, capabilities and experience are key differentiators in the market. Similarly, KNA’s supplemental education products and services compete with a wide range of national, regional, local, online and location-based competitors. In the area of test prep, competitors vary by test, with many focused on preparing students for a single high-stakes test. For its curricular and assessment services, KNA has a number of national competitors as well as competitors focused on preparation for particular tests. Competitive factors for the supplemental education products vary by product line and include price, features, modality, schedule and reputation. Although KNA faces intense competition and shifting consumer preferences in these areas, particularly with respect to online test preparation, where some new competitors are offering lower-cost and free test preparation products, KNA and Kaplan remain leading names in test preparation owing in part to their technical expertise and capabilities, quality of instructors, content, curricula, longevity and reputation in the industry. KNA’s professional licensure training and preparation and corporate training products and services offer a broad portfolio of products, many within highly regulated and mature industries, including securities, insurance, real estate and wealth management, where competition includes a wide variety of national, regional and local companies seeking the same market share and resulting in deep price discounting and commoditization of offerings.
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
Competition continues to increase from established and emerging online distribution platforms. Movies and other video programming are increasingly available on an on-demand basis through a variety of online platforms, including ad-supported viewing on platforms such as Pluto TV and Tubi, and subscription-based access through services such as Netflix and Amazon Prime Video. In addition, internet-based subscription services offering live television programming have been launched both by traditional pay-TV service providers (such as DISH and DIRECTV) and other entrants (such as YouTube TV, Hulu and Fubo). The national broadcast networks have also launched proprietary direct-to-consumer digital platforms, such as Peacock (NBC) and Paramount+ (CBS), which include both access to network programming and, in some cases, the live linear programming of local network-affiliated stations. The Company has entered into agreements for some of its stations to be distributed via certain of these services, typically (with respect to vMVPDs) through opt-in agreements negotiated by the stations’ affiliated networks. Participation in these services has given the Company’s stations access to new distribution platforms. At the same time, competition from these various platforms could adversely affect the viewership of the Company’s television stations via traditional platforms and/or the Company’s strategic position in negotiations with pay-TV services. In addition, the networks’ increased role in negotiating online distribution arrangements for their affiliated stations, together with the networks’ imposition of higher fees on affiliated stations in exchange for the right to distribute network programming in their markets (much of which programming is no longer exclusive to network-affiliated stations in their local markets) and for broadcast and traditional pay-TV retransmission rights, may have broader effects on the overall network-affiliate relationship, the extent to which the Company cannot now predict. In November 2025, the FCC opened a proceeding focused on the current state of the network-affiliate relationship. The comment period in that proceeding has closed, but the FCC has taken no action in that docket to date.
HEALTHCARE
The specialty home infusion market is highly competitive and continues to evolve rapidly. CSI competes with a wide range of providers, including hospital outpatient departments, payer- and PBM-owned specialty pharmacies, large national home infusion providers expanding into specialty and higher-acuity therapies, and independent infusion platforms benefiting from increased capital investment and aggressive growth strategies. The home health and hospice industries are extremely competitive and fragmented, consisting of both for-profit and nonprofit companies. According to the Medicare Payment Advisory Commission’s July 2025 Data Book, there are approximately 12,057 Medicare-certified home health agencies and approximately 6,535 hospices in the U.S. Home health and hospice services are marketed to physicians, discharge planners and social workers at hospitals, nursing homes, senior living communities and physicians’ offices through a direct sales model. Throughout the states in which it operates, GHG’s home health and hospice services compete primarily with both privately owned and hospital-operated home health and hospice service providers. The competitive landscape for the other healthcare businesses is highly fragmented, with competition from a number of small providers and a few national companies. The healthcare group differentiates its offerings based on response time, clinical programming, clinical outcomes and patient satisfaction.

MANUFACTURING
Hoover Treated Wood Products, Inc.
The markets for both aluminum cladding and fire‑retardant wood products are highly competitive, and Hoover faces risks from numerous domestic and international manufacturers offering comparable building‑material solutions. Competitors may benefit from greater scale, lower raw‑material costs, or broader distribution networks, which could exert pricing pressure and adversely affect margins. These product categories are also exposed to volatility in key input costs, including aluminum and lumber, as well as changes in trade policies and tariffs that may disrupt supply chains or increase material costs. Demand for cladding systems and fire‑retardant wood products is further influenced by macroeconomic conditions, including construction‑cycle downturns, reduced commercial building activity, and shifts in public or private infrastructure spending.
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
OTHER ACTIVITIES
Clyde’s Restaurant Group
The restaurant industry is highly competitive. CRG competes with national and regional chains and independent, locally owned restaurants for customers and personnel. The principal bases for competition are types of food and service, quality, price, location, brand and attractiveness of facilities.
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
Decile LLC
Decile faces competition from lower-cost providers that provide a narrower data analytics and reporting offering. In addition, at higher price points aimed at larger marketers ($100M+ annual revenue), there are several large customer data platform competitors or in-house solutions that attempt to unify many disparate sources of data to improve omnichannel advertising outcomes. Decile seeks to maintain a competitive advantage by providing a better view of high-value customers and personas and their associated value and making it easier for clients to activate those customers in a more personalized way. Decile’s third-party data enrichment capabilities and advanced analytics (now surfaced via Luma AI, Decile’s ecommerce analyst) serve as key differentiators in the mid-market space where those capabilities are either not affordable or not available at all.
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
City Cast LLC
City Cast is the only national network of daily local podcasts. City Cast faces significant competition in all aspects of its business. Several companies operate large national networks of local daily newsletters, notably Axios and 6am City, both of which have many more subscribers than City Cast. There are also single-city daily newsletters–often created by the local newspaper–in every city where City Cast is located. On the podcasting side, public radio stations in most City Cast markets create local podcasts, as do some commercial radio stations. Social media accounts from influencers and media companies also compete with City Cast. City Cast competes for advertising dollars with all these newsletter, podcast, and social media competitors, as well as with local radio, newspaper, TV and digital outlets.
Foreign Policy
As a geopolitical media company, Foreign Policy produces daily digital news, a quarterly magazine, research and analytics, podcasts and in person events around the world. With a global audience of senior leaders, Foreign Policy has a range of competitors, from global news organizations to niche research and consulting firms that focus on geopolitical topics. In the event space, it also competes and cooperates with large global events hosted by nonprofit and for-profit organizers, including think tanks. Foreign Policy's unique combination of highly produced news analysis, research and programming is a strong differentiator for its subscribers and partners.
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

EXECUTIVE OFFICERS
The executive officers of the Company, each of whom is elected annually by the Board of Directors, are as follows:
Donald E. Graham, age 80, Chairman Emeritus, served as Chairman of the Board of the Company from September 1993 until May 2023 and served as Chief Executive Officer of the Company from May 1991 until November 2015. Mr. Graham served as President of the Company from May 1991 until September 1993 and prior to that had been a Vice President of the Company for more than five years. Mr. Graham also served as Publisher of The Washington Post (the Post) from 1979 until September 2000 and as Chairman of the Post from September 2000 to February 2008.
Timothy J. O’Shaughnessy, age 44, became Chief Executive Officer of the Company in November 2015. From November 2014 until November 2015, he served as President of the Company. He was elected to the Board of Directors in November 2014. From 2007 to August 2014, Mr. O’Shaughnessy served as chief executive officer of LivingSocial, an e-commerce and marketing company that he co-founded in 2007. Mr. O’Shaughnessy is the son-in-law of Donald E. Graham, Chairman Emeritus of the Company.
Andrew S. Rosen, age 65, became Executive Vice President of the Company in April 2014. He became Chairman of Kaplan, Inc. in November 2008 and served as Chief Executive Officer of Kaplan, Inc. from November 2008 to April 2014 and from August 2015 to the present. Mr. Rosen has spent more than 39 years at the Company and its affiliates. He joined the Company in 1986 as a staff attorney with the Post and later served as assistant counsel at Newsweek. He moved to Kaplan in 1992 and held numerous leadership positions there before being named Chairman and Chief Executive Officer of Kaplan, Inc.
Wallace R. Cooney, age 63, became Senior Vice President–Finance and Chief Financial Officer of the Company in April 2017. Mr. Cooney served as the Company’s Vice President–Finance and Chief Accounting Officer from 2008 to 2017. He joined the Company in 2001 as Controller.
Jacob M. Maas, age 49, became Executive Vice President of the Company in January 2022, prior to which he served as Senior Vice President–Planning and Development beginning October 2015. Prior to joining the Company, he served as executive vice president of operations and head of corporate development at LivingSocial, an e-commerce and marketing company that he joined as chief financial officer in 2008.
Nicole M. Maddrey, age 61, became Senior Vice President, General Counsel and Secretary of the Company in April 2015. Ms. Maddrey joined the Company in 2007 as Associate General Counsel. Prior to joining the Company, Ms. Maddrey served as Special Counsel in the Division of Corporation Finance at the U.S. Securities and Exchange Commission.
Marcel A. Snyman, age 51, became Vice President and Chief Accounting Officer of the Company in January 2018. Mr. Snyman served as Controller of the Company from 2016 to 2018, prior to which he served as Assistant Controller beginning in April 2014 and Director of Accounting Policy beginning in July 2008.
Sandra M. Stonesifer, age 41, became Senior Vice President and Chief HR and Administrative Officer in January 2026. She joined the Company as Chief Human Resources Officer in January 2021. Prior to joining the Company, Ms. Stonesifer was a consultant with S-Squared Consulting, an organization development consulting company.
HUMAN CAPITAL
The Company employs approximately 19,920 people worldwide, of which approximately 11,930 are employed in the U.S. and approximately 7,990 are employed outside the U.S. Employment across each of the Company’s businesses is further discussed below.
Worldwide, Kaplan employs approximately 6,833 people on a full-time basis as well as a substantial number of part-time employees, approximately 4,400, across 40 countries. Part-time employees serve in a variety of instructional and administrative capacities. Collectively, in the U.S. and Canada, approximately 91 Kaplan employees are represented by a union. There are several countries, such as the U.K., Australia, and Singapore, where union membership is not disclosed to the employer. Nevertheless, there are recognized unions in Liverpool and Glasgow. Furthermore, in Australia, while union membership is generally not disclosed to employers, Kaplan is aware that some employees are union members where unions act as their representatives in matters such as bargaining or disputes, and Kaplan engages with those unions to the extent legally required (including bargaining with unions as default bargaining representatives for their members).
GMG has approximately 885 employees, including 866 full-time employees and 19 part-time employees, of whom approximately 106 are represented by a union.

Among our healthcare companies, GHG has approximately 2,523 full-time employees and 556 part-time employees. CSI has approximately 429 full-time employees and 313 part-time employees. Surpass has approximately 301 full-time employees and 34 part-time employees. Impact Medical has approximately 33 full-time employees and 46 part-time employees. Skin Clique has approximately 40 full-time employees and three part-time employees. Clarus has approximately 13 employees and one part-time employee. No employees in the healthcare group are represented by a union.
In the manufacturing segment, Hoover has approximately 517 full-time employees, of whom 15 are represented by a union. Dekko has approximately 930 full-time employees, none of whom is represented by a union. Joyce/Dayton has approximately 200 full-time employees and five part-time employees, none of whom is represented by a union. Forney has approximately 118 full-time employees. Of those employees, 55 are represented by a union, all of whom are employed in Mexico.
Graham Automotive employs approximately 875 full-time employees and 121 part-time employees, none of whom is represented by a union.
In other businesses, CRG has approximately 190 full-time employees and 1,665 part-time employees, none of whom is represented by a union. Framebridge has approximately 852 employees, none of whom is represented by a union. Code3 has approximately 105 full-time employees and three part-time employees, none of whom is represented by a union. Supporting Cast employs approximately 11 full-time employees and one part-time employee, none of whom is represented by a union. Decile has approximately 15 full-time employees, none of whom is represented by a union. Slate employs approximately 105 full-time employees and three part-time employees, of whom approximately 50 are represented by a union. Foreign Policy has approximately 66 full-time employees, approximately 15 of whom are represented by a union. Saatchi Art and Society6 employ approximately 88 full-time and part-time employees collectively, none of whom is represented by a union. City Cast employs approximately 90 full-time employees and three part-time employees, none of whom is represented by a union.
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
Compensation and Benefits. The Company offers strong compensation and benefits programs to its employees. Depending on the business unit, employee benefits may include healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, adoption assistance plans, employee assistance programs, tuition assistance programs, transportation benefits programs, a matching gifts program, bonuses, long-term incentive compensation plans, Company-paid pension contributions and a 401(k) Plan. The Company offers discounts on courses and programs offered by Purdue Global as well as various supplemental education products offered by KNA to all full-time employees through the Gift of Knowledge Program. The Company also offers a small group of eligible employees certain equity-based grants under the Company’s Incentive Compensation Plan with vesting and performance conditions to facilitate the attraction, retention, motivation and reward of key employees and to align their interests with those of the Company’s stockholders.
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

Through these efforts, the Company seeks to build a culture of continuous learning that enables employees at all levels to grow, adapt, and contribute to the long-term success of the business.
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
In 2025, the Corporate office provided approximately $1.2 million in financial support to 31 nonprofit and civic organizations in the areas of education, health and human services, civics and community, and culture and art. Corporate philanthropy is primarily focused on providing resources, access and services to the most underserved members of the community. Corporate staff have also volunteered directly with organizations in the region such as College Track, organizing career development opportunities for students, and PathForward, packing lunches and care packages for Arlington residents experiencing homelessness. The Company has forged deep relationships with its partners in service and philanthropy, and it works closely in collaboration with them to support their very important work.
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
Additionally, Kaplan partners with ACT, Inc., to provide free ACT® prep for low-income students. In 2025, Kaplan enrolled approximately 115,730 students who qualified as such–according to eligibility in ACT’s fee waiver program–delivering approximately $20 million in free ACT prep to low-income students.
Kl supports various charitable organizations providing a broad range of education-related services to underserved communities in the U.K., including paid internships for underrepresented young talent. Kaplan Professional Education provides free accountancy tuition for ACCA qualifications through a refugee employment charity; offers scholarships to women in finance and postgraduate applied finance scholarships to under-represented individuals; provides internship, mentoring, and professional development opportunities through a social mobility charity; runs skills workshops for youth from low socio-economic backgrounds; and together with the Association of Accounting Technicians offers aspiring accountants who lack opportunity the chance to study for the AAT qualification for free.
At GMG, both the stations and their employees are committed to their local communities by providing educational, public affairs and special broadcasts addressing current affairs and issues related to their communities. Additionally, each media hub elevates the work of several nonprofit and community organizations by spotlighting their work in the community, hosting community forums to voice and address community concerns, volunteering at local classrooms to conduct science experiments, and partnering with local organizations to raise money for and provide other assistance to people who have been impacted by natural disasters, including survivors of the California wildfires and Texas floods.
At the Company’s healthcare group, GHG partners with We Honor Veterans to serve the unique hospice needs of veterans and their families. GHG also created the Residential Hospice Foundation, an organization dedicated to educating the community, prospective hospice patients, and their families about end-of-life issues, grief, and the bereavement process. Contributions help families to receive the hospice care they need even when they are underinsured or do not have insurance. Additionally, CSI supports the communities and patient populations they serve through strategic partnerships with patient support organizations and foundations.

FORWARD-LOOKING STATEMENTS
All public statements made by the Company and its representatives that are not statements of historical fact, including certain statements in the Company’s Annual Report on Form 10-K and in the Company’s 2025 Annual Report to Stockholders, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on expectations, forecasts, and assumptions by the Company’s management and involve a number of risks, uncertainties, and other factors that could cause actual results to differ from those stated, including, without limitation, comments about expectations related to acquisitions or dispositions or related business activities, the Company’s business strategies and objectives, the prospects for growth in the Company’s various business operations, the Company’s future financial performance, and the risks and uncertainties described in Item 1A of the Company’s Annual Report on Form 10-K. Accordingly, undue reliance should not be placed on any forward-looking statement made by or on behalf of the Company. Any forward-looking statements made in this Annual Report on Form 10-K speaks only as of the date on which it is made. The Company assumes no obligation to update any forward-looking statement after the date on which such statement is made, even if new information subsequently becomes available.
AVAILABLE INFORMATION
The Company’s internet address is www.ghco.com. The Company makes available free of charge through its website its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, definitive proxy statements on Schedule 14A and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) as soon as reasonably practicable after such documents are electronically filed with the Securities and Exchange Commission (SEC). In addition, the Company’s Certificate of Incorporation, its Corporate Governance Guidelines, the Charters of the Audit and Compensation Committees of the Company’s Board of Directors and the codes of conduct adopted by the Company and referred to in Item 10 of this Annual Report on Form 10-K are all available on the Company’s website; printed copies of such documents may be obtained by any stockholder upon written request to the Secretary, Graham Holdings Company at 1812 North Moore Street, Arlington, VA 22209. We routinely post information that may be important to investors on our website at www.ghco.com, and we use this website address as a means of disclosing material information to the public in a broad, non-exclusionary manner for purposes of the SEC’s Regulation Fair Disclosure. The contents of the Company’s website are not incorporated by reference into this Form 10-K and shall not be deemed “filed” under the Exchange Act.
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
Risks Related to the Company’s Education Business
•Changes in International Laws and Regulations, Related Policy Announcements, Travel Restrictions and Sanctions.
•Difficulties and Expenses in Managing Properties in England and Scotland.
•Difficulties in Managing Foreign Operations and Failure to Comply with Foreign Regulatory Requirements.
•Changes in U.K. and International Tax Laws.
•Possible Changes to the Department of Education.
•Failure to Comply with Statutory and Regulatory Requirements as a Third Party Servicer to Title IV Participating Institutions.
•Failure to Comply with the ED’s Title IV Incentive Compensation Rule.
•Failure to Comply with the ED’s Title IV Misrepresentation Regulations.
•Compliance Reviews, Program Reviews, Audits and Investigations, Including in Connection with Borrower Defense to Repayment Claims.
•Noncompliance with Regulations by KNA’s Client Institutions.
•Failure to Realize the Anticipated Benefits of the Purdue Global Transaction.
•Regulatory Changes and Developments.
•Reductions in the Use of Standardized Tests and Increased Competition.
•Changes in the Extent to Which Licensing and Proficiency Examinations Are Used.
Risks Related to the Company’s Television Broadcasting and Media Businesses
•Changing Perceptions About the Effectiveness of Television Broadcasting in Delivering Advertising and Competition from Digital Platforms.
•Increased Competition Resulting from Technological Innovations and Changing Consumer Behavior.
•Changes in the Nature and Extent of Government Regulations.
•Transition to New Technical Standards for Broadcast Television Stations.
•Changes in MVPD Subscriber Numbers, Retransmission Consent Fees, “Reverse Retransmission Consent” Payments to the Networks, and Broadcast Exclusivity.
Risks Related to the Company’s Healthcare Business
•Extensive Regulation of the Healthcare Industry.
•Ongoing Market Consolidation.
•Reviews and Audits by Government Agencies and Private Payors.
•Federal and State Changes to Reimbursement and Other Aspects of Medicare and Medicaid.
•Continued Nursing Staffing Shortages.
•Negative Impact on Medicare Reimbursement from Value-based Purchasing and Decreased Medicare Payments.
•Limited Ability to Control Rates Received for Services.
•Reliance on Plasma Supply and Third Party Manufacturing.

Risks Related to the Company’s Manufacturing Businesses
•Failure to Recruit and Retain Production Staff Needed to Meet Customer Demand.
•Potential Liability Claims.
Risks Related to the Company’s Automotive Businesses
•Termination or Non-renewal of Dealership Agreements and Limitations on the Company’s Ability to Acquire Additional Dealerships.
•Changes Affecting Automobile Manufacturers.
•Changes to State Dealer Franchise Laws and Technological Innovations.
•Changes in Economic Conditions and Vehicle Inventories.
Risks Related to the Company’s Other Businesses
•Failure by Saatchi Art to Attract and Retain Artists and Customers and Convert Visitors to Customers.
•Claims Related to Authenticity, Ownership or Intellectual Property Rights of Artwork Sold by Saatchi Art.
•Failure by Society6 to Attract and Retain Customers.
•Failure to Recruit and Retain Employees in the Company’s Restaurants.
•Food-Borne Illness Concerns and Damage to the Company’s Reputation.
•Concentration of the Company’s Restaurants in the Washington, D.C. Region.
Risks Related to the Company’s Stock Ownership and Operations
•As a Controlled Company, the Rights of Class B Common Stockholders Are Limited.
•Failure to Comply with Environmental and Health and Safety Laws.
•Failure to Successfully Integrate Acquired Businesses.
•Goodwill and Other Intangible Assets Impairment.
•Introduction of Additional Tariffs.
Risks Related to Cybersecurity, Privacy, Artificial Intelligence and Intellectual Property
•System Disruptions and Security Threats to the Company’s Information Technology Infrastructure or Those of Third Parties.
•Failure to Comply with Privacy Laws or Regulations.
•Artificial Intelligence Concerns.
•Potential Liability for Intellectual Property Infringement.

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
Risks Related to the Company’s Education Business
•    Changes in International Laws and Regulations and Travel Restrictions and Related Policy Announcements Have Materially Adversely Affected, and Together with Changes in Immigration Laws or Sanctions Could Continue to Materially Adversely Affect, International Student Enrollments and Kaplan’s Business.
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
In response to the COVID-19 pandemic, many governments imposed student travel restrictions (applicable to exit and entry), made recommendations for their students to return home and closed physical campus locations, and many state and professional bodies postponed or canceled examination dates related to state examinations and professional education programs, all of which have materially adversely affected Kaplan International’s operations and resulted in significant losses at KLG during the pandemic. The emergence of new pandemics and consequential changes to travel and study arrangements in one or more countries could negatively affect KI and its operating results.
Further changes to the regulatory environment, including changes to government policy or practice in oversight and enforcement, or other factors, including war, civil unrest, geopolitical instability, imposition or extension of international sanctions, a natural disaster or a pandemic in either the students’ countries of origin or countries in which they desire to study, could continue to negatively affect Kaplan’s ability to attract and retain students and negatively affect Kaplan’s operating results. Increasingly, governments have begun imposing sales taxes on digital services, such as education, offered in their jurisdictions by foreign providers. Significant changes to the availability of government funding for education or training, visa policies for students and their dependents, or other administrative immigration requirements, or the tax environment, including changes to tax laws, policies and practices, in any one or more countries in which KI operates or makes its services available could negatively affect its operating results. KI’s operations, institutions and programs in the U.S. may be subject to state-level regulation and oversight by state regulatory agencies, whose approval or exemption from approval is necessary to allow an institution to operate in the state. These agencies may establish standards for instruction, qualifications of faculty, location and nature of facilities, financial policies and responsibilities and other operational matters. Institutions that seek to admit international students are required to be federally certified and legally authorized to operate in the state in which the institution is physically located in order to be allowed to issue the relevant documentation to permit international students to obtain a visa. Agencies at both local and national levels in other countries may also impose similar requirements on KI’s operations outside the U.S.
A substantial portion of KI’s revenue comes from programs that prepare international students to study and travel in English-speaking countries. In 2025, university preparation programs were principally delivered in Australia, New Zealand, Singapore and the U.K. KI’s ability to enroll students in these programs is directly dependent on its ability to comply with complex regulatory environments.
KI’s ability to enroll international students in programs in the U.K., U.S., Singapore, Australia, New Zealand, Canada and other countries and to recruit students for study with KI’s partners is directly dependent on the laws and regulations governing student immigration. Changes to Australian and Canadian student immigration rules have impacted, and will continue to impact, KI’s ability to recruit students for study at its own colleges and its partner universities. Overall, there continues to be a trend of tightening of student immigration regulations and access to student visas worldwide, including, most recently, an Australian Government international indicative student visa approval target for post-secondary education providers. The new U.S. presidential administration has implemented policy changes that have affected international student entry to, or ability to study in, the U.S., including increased visa vetting for individuals seeking to enter the U.S. and restrictions on conduct while in the U.S. The closure of U.S. visa offices in 2025 had a negative impact on KI’s ability to recruit international students and materially adversely affected KI’s recruitment for U.S. university partners. Negative perceptions regarding travel to the U.S., as well as the legal and regulatory environment’s susceptibility to change by the new administration, could have a negative impact on KI’s ability to recruit international students, which could materially adversely affect Kaplan’s U.S. Pathways business as well as the U.S.-based KLG. Changes to visa policies and practices have had, and could continue to have, a negative impact on students’ ability to travel to the U.S. to begin their courses, which has significantly adversely affected, and could continue to significantly adversely affect, those KI businesses.
Changes to levels of direct and indirect government funding for international education programs would also materially affect the success of KI’s operations. For example, if access to student loans or other funding were to be lost for KI operations that admit students who are entitled to receive the benefit of this funding, Kaplan’s operating results could be materially adversely affected.
In the U.K., Level 7 (Masters’ level) apprenticeship training accounts for nearly 50% of the Kaplan Professional Education business. Starting January 1, 2026, government apprenticeship levy for Level 7 apprenticeships has been reduced. Level 7 apprenticeship funding is now available only for learners who are 21 years of age or under at the start of their apprenticeship. Employers are now expected to fund more L7 apprenticeships outside of the apprenticeships levy. This change is not expected to materially impact Kaplan Professional Education’s revenues for 2026. The Level 7 apprentices are on an apprenticeship program for 36 months, so the learners initiating their programs prior to January 1, 2026, will remain on their program. Learners who are not eligible for funding are expected to switch to either a commercial fee-pay option or to a Level 4 apprenticeship route. Kaplan Professional Education is considering additional strategies to reduce the potential impact. These include growing the fee-paying activities within the business (as opposed to accessing funding), spreading the apprenticeship portfolio over a wider range of sectors and taking on non-apprenticeship streams of government funding.
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
The U.K. government ended the VAT exemption for private schools, effective January 1, 2025. The resulting 20% effective increase in tuition, boarding and other costs materially impacted enrollment of new and existing students at MPW. The U.K. government has also increased employer’s national insurance contributions, a tax paid by U.K. employers to fund government benefits programs that increases the costs of employment for all U.K. businesses. The U.K. government may make other changes to U.K. tax rates and employment laws which would further increase the costs of KI’s activities in the U.K.
•    Possible Changes to the Department of Education Could Negatively Impact the Company’s Operations and Businesses.
On March 20, 2025, the U.S. President issued an executive order directing the Secretary of Education to begin dismantling the ED and “returning authority” over education to states and local communities to the maximum extent permitted by law. The order signals an intent to potentially close or reduce many federal education functions. Certain eliminations of staff or functions could disrupt federal student aid, civil rights enforcement, and program funding at the federal level. Legal challenges and congressional inaction make its ultimate outcome uncertain. It is also unclear which functions will be deemed critical, and which could be phased out or downsized. Such changes could lead to operational interruptions to systems relied upon by Kaplan’s partner institutions that could impact their ability to comply with obligations to Kaplan. Operational interruptions could also interfere with Kaplan’s ability to deliver services.
•    Failure to Comply with Statutory and Regulatory Requirements as a Third Party Servicer to Title IV Participating Institutions Could Result in Monetary Liabilities or Subject Kaplan to Other Material Adverse Consequences.
KNA provides services to Purdue Global, including financial aid services, and as such, KNA is a “Third Party Servicer” for Purdue Global pursuant to the Title IV regulations. As a result, KNA is subject to applicable statutory provisions of Title IV and ED regulations that, among other things, require Kaplan to be jointly and severally liable with Purdue Global to the ED for any violation by Purdue Global or KNA of any Title IV statute or ED regulation or requirement. Separately, if the ED expands the definition of what services or entities fall within the Third Party Servicer regulations, and/or, if KNA provides financial aid services to more than one Title IV participating institution, it will be required to arrange for an independent auditor to conduct an annual Title IV audit of KNA’s compliance with applicable ED requirements. KNA provides non-financial aid services to institutions such as Purdue University, Wake Forest University, and other Title IV participating institutions. As such, if the Third Party Servicer regulations or the interpretation of those regulations by the ED change, KNA could be considered a Third Party Servicer to its multiple client institutions as well.
KNA is also subject to other federal and state laws, including federal and state consumer protection laws and rules prohibiting unfair or deceptive marketing practices; data privacy, data protection and information security requirements established by federal, state and foreign governments, including, for example, the Federal Trade Commission; and applicable provisions of the Family Educational Rights and Privacy Act regarding the privacy of student records handled by KNA for its university clients.

Failure to comply with these and other federal and state laws and regulations could result in adverse consequences, including, for example:
•The imposition on Kaplan of fines, other sanctions or liabilities, including repayment obligations for Title IV funds to the ED or the termination or limitation of Kaplan’s eligibility to provide services as a Third Party Servicer to any Title IV participating institution if KNA fails to comply with statutory or regulatory requirements applicable to such service providers;
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
•    Failure to Comply with the ED’s Title IV Incentive Compensation Rule Could Subject Kaplan to Liabilities, Sanctions and Fines.
An institution participating in Title IV programs may not provide any commission, bonus or other incentive payment to any person or entity engaged in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV funds if such payment is based directly or indirectly on success in securing enrollments or financial aid. KNA provides various services to Title IV participating institutions, including recruiting and, in the case of Purdue Global, financial aid services. As such, KNA is subject to the incentive compensation rule and cannot provide any commission, bonus or other incentive payment to any covered employees, subcontractors or other parties engaged in certain student recruiting, admission or financial aid activities based on success in securing enrollments or financial aid. In addition, KNA’s client Title IV institutions’ payments to KNA must comply with revenue sharing guidance provided by the ED related to bundled services agreements. In 2011 guidance, the ED provided that in certain arrangements with Title IV participating institutions where student recruiting services are “bundled” with other non-recruiting services, revenue sharing may be allowable despite the incentive compensation rule’s general prohibition on such revenue sharing with entities or individuals that provide recruiting services. Because this guidance is not codified in any rule or law but is instead ED guidance on the applicability of the incentive compensation rule, such guidance can be revoked at any time and without notice. The ED has indicated it is considering a change to this guidance as some lawmakers and states, such as California, have publicly called for the revocation of this guidance or sought to introduce federal and state legislation seeking to prevent any such revenue sharing with entities that engage in recruiting students. KNA cannot predict how the ED or a federal court will interpret, revise or enforce all aspects of the incentive compensation rule or the bundled service revenue sharing guidance in the future. Any revisions or changes in interpretation or enforcement could require KNA and its client institutions to change their practices or renegotiate the tuition revenue sharing payment terms of KNA’s agreements with such client institutions and could have a material adverse effect on Kaplan’s business and results of operations. Additionally, failure to comply with the incentive compensation rule could result in litigation or enforcement actions against KNA or its clients and could result in liabilities, fines or other sanctions against KNA or its clients, which could have a material adverse effect on Kaplan’s business and results of operations.
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
KNA and its client institutions are subject to reviews, audits, investigations and other compliance reviews conducted by various regulatory agencies and auditors, including, among others, the ED and the ED’s Office of the Inspector General (in connection with KNA’s Third Party Servicer status with respect to Purdue Global), accrediting bodies and state and various other federal agencies. These compliance reviews can result in findings of noncompliance with statutory and regulatory requirements that can, in turn, result in the imposition of fines, liabilities, civil or criminal penalties or other sanctions against KNA and its client institutions, which could have an adverse effect on Kaplan’s financial results and operations. Separately, if KNA provides financial aid services to more than one Title IV participating institution, it will be required to arrange for an independent auditor to conduct an annual Title IV compliance audit of KNA’s compliance with applicable ED requirements. KNA’s client institutions are also required to arrange for an independent auditor to conduct an annual Title IV audit of their compliance with applicable ED requirements, including requirements related to services provided by KNA.
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
In 2021, Kaplan received claims and related information requests seeking discharge of approximately $35 million in loans, excluding interest, from students at Title IV participating schools formerly owned by Kaplan. Kaplan believes it has defenses that would bar any student discharge or school liability including that the claims are barred by the applicable statute of limitations, unproven, incomplete and fail to meet regulatory filing requirements.
As part of the Sweet v. Cardona settlement in November 2022 in the Northern District of California, the ED agreed to review any borrower defense applications submitted between June 23, 2022, and November 15, 2022 on an expedited basis. In January 2024, Kaplan was informed that the ED received applications during this time period regarding former Kaplan University and Purdue Global students. Unknown at this time is the total discharge amount sought or how much of that amount would apply to Kaplan University students. The Sweet v. Cardona settlement requires the ED to adjudicate applications received during the designated time period pursuant to the requirements of the 2016 Borrower Defense Regulation. To the extent these applications apply to Kaplan University, Kaplan anticipates that it will have defenses similar to those described above.
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
•    Noncompliance with Regulations by KNA’s Client Institutions May Adversely Impact Kaplan’s Results of Operations.
KNA currently provides services to higher education institutions that are heavily regulated by federal and state laws and regulations and by accrediting bodies. A substantial portion of KNA’s revenue is attributable to service fees and deferred purchase price payments it receives under its agreement with Purdue Global, which are dependent upon revenue generated by Purdue Global and upon Purdue Global’s eligibility to participate in the Title IV federal student aid program. To maintain Title IV eligibility, Purdue Global and KNA’s other client institutions must be certified by the ED as eligible institutions, maintain authorizations by applicable state education agencies and be accredited by an accrediting commission recognized by the ED. Purdue Global and KNA’s other client institutions must also comply with the extensive statutory and regulatory requirements of the Higher Education Act and other state and federal laws, and accrediting standards relating to their financial aid management, educational programs, financial strength, disbursement and return of Title IV funds, facilities, recruiting practices, representations made by the school and other parties, and various other matters. Additionally, Purdue Global and other client institutions are subject to laws and regulations that, among other things, limit student default rates on the repayment of Title IV loans; permit BDTR of Title IV loans based on certain conduct of the institution; establish specific measures of financial responsibility and administrative capability; regulate the addition of new campuses and programs and other institutional changes; require compliance with state professional licensure board requirements to the extent applicable to institutional programs; require compliance with the Title IV definition of nonprofit institution; and require state authorization and institutional and programmatic accreditation.
If the ED finds that Purdue Global or any other KNA client institution has failed to comply with Title IV requirements or improperly disbursed or retained Title IV program funds, it may take one or more of a number of actions, including fining the school, requiring the school to repay Title IV program funds, limiting or terminating the school’s eligibility to participate in Title IV programs, initiating an emergency action to suspend the school’s participation in the Title IV programs without prior notice or opportunity for a hearing, transferring the school to a method of Title IV payment that would adversely affect the timing of the institution’s receipt of Title IV funds, requiring the school to submit a letter of credit, denying or refusing to consider the school’s application for renewal of its certification to participate in the Title IV programs or for approval to add a new campus or educational program, requiring the institution to comply with additional regulatory requirements reserved for schools not meeting the definition of a nonprofit institution including 90/10 and Gainful Employment requirements, and/or referring the matter for possible civil or criminal investigation. There can be no assurance that the ED will not take any of these or other actions in the future, whether as a result of lawsuits, program reviews or otherwise. On November 25, 2024, the ED approved Purdue Global’s Application for Participation in the Title IV program and granted a full Program Participation Agreement. This Program Participation Agreement expires on December 31, 2028 and will need to be renewed prior to that date pursuant to federal regulations. Pursuant to the terms of the Program Participation Agreement, Purdue Global must report to the ED any accreditation or governmental agency action or class action lawsuit. If Purdue Global or another KNA client institution loses or has limits placed on its Title IV eligibility, accreditation or state licensure, or if Purdue Global or another KNA client institution is subject to fines, repayment obligations or other adverse actions, accreditor or state agency requirements, or other state or federal laws, Kaplan’s financial results of operations could be adversely affected.
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
Compliance reviews and litigation: Institutions participating in the Title IV programs, including Purdue Global and other client institutions, are subject to program reviews, audits, investigations and other compliance reviews conducted by various regulatory agencies and auditors, including, among others, the ED, the ED’s Office of the Inspector General, accrediting bodies and state and various other federal agencies, as well as annual audits by an independent certified public accountant of compliance with Title IV statutory and regulatory requirements. Purdue Global and other client institutions may also be subject to various lawsuits and claims related to a variety of matters, including but not limited to alleged violations of federal and state laws and accrediting agency requirements. These compliance reviews and litigation matters could extend to activities conducted by KNA on behalf of Purdue Global or other client institutions and to KNA itself as a Third Party Servicer subject to Title IV regulations.
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
Increases in regulatory scrutiny of postsecondary education and service providers: The increased scrutiny of online schools that offer programs similar to those offered by Purdue Global or other client institutions and of service providers that provide services similar to Kaplan’s has resulted, and may continue to result, in additional enforcement actions, investigations and lawsuits by the ED, other federal agencies, Congress, state Attorneys General and state licensing agencies, or private plaintiffs. Recent enforcement actions have resulted in substantial liabilities, restrictions and sanctions and in some cases have led to the loss of Title IV eligibility and closure of institutions. New legislation or regulation could affect Kaplan’s participation in Title IV programs as a Third Party Servicer to Purdue Global or such other client institutions. In addition, legislative proposals that restrict the ability of entities like KNA to provide certain admissions-related services to Title IV participating institutions under revenue sharing arrangements could impact KNA agreements.
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
Additionally, KNA faces increased competition offering lower-cost or free test prep products that may be used by students to piece together alternatives to traditional comprehensive test prep programs. Kaplan’s operating results may be adversely affected if student demand for KNA’s traditional comprehensive programs shifts to KNA’s lower-cost, stand-alone offerings, or if competitors offer lower-cost, stand-alone offerings or free test prep products that are more attractive to students than KNA’s products.
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
The continuing growth and technological expansion of internet-based services has increased competitive pressure on the Company’s media businesses. Examples of such developments include delivery of programming via online platforms, including both ad-supported and subscription video programming services, including vMVPDs, and the national broadcast networks’ direct-to-consumer services, technologies that enable users to fast-forward or skip advertisements, and devices that allow users to consume content on demand and in remote locations while avoiding traditional commercial advertisements or cable and satellite subscriptions. A number of these platforms make local programming, including local news, available to viewers and subscribers. Subscription service Amazon Prime Video has publicly discussed the availability of local news on its platform.
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
The Company’s television broadcasting business operates in a highly regulated environment. The costs and burdens of complying with applicable regulations have significantly increased, and may continue to increase, GMG’s operating costs, and have reduced, and may continue to reduce, the revenues of GMG’s business. Changes in regulations have the potential to negatively impact the television broadcasting business, not only by increasing compliance costs and reducing revenues through restrictions on certain types of advertising, limitations on pricing flexibility, or other means, but also by possibly creating more favorable regulatory environments for the providers of competing services, including unregulated digital programming distribution platforms. In addition, changes to the

FCC’s rules governing broadcast ownership may affect the Company’s ability to expand its television broadcasting business and/or may enable the Company’s competitors to improve their market positions through consolidation. More generally, significant changes in applicable regulations could adversely affect the profitability and/or competitive positions of the Company’s businesses.
•    Transition to New Technical Standards for Broadcast Television Stations May Alter the Competitive Environment in the Company’s Stations’ Markets or Cause the Company to Incur Increased Costs.
The Company cannot predict how the market will evolve as the new broadcast television station technical standard, ATSC 3.0, is made available in a growing number of television markets across the country; today, ATSC 3.0 streams are available in more than 80 markets. Competing stations that transition to ATSC 3.0 may increase competition for the Company’s stations. As noted above, all of GMG’s stations have begun broadcasting ATSC 3.0 streams. The pace of transition to and consumer adoption of the ATSC 3.0 broadcasting standard may also be affected by the availability of ATSC 3.0-capable consumer devices. Equipment manufacturers began releasing certain TV models with built-in ATSC 3.0-capable receivers in 2020, and an increasing number of external tuners or converter boxes are available, but ATSC 3.0-capable consumer devices are not yet widely available or in use in the U.S. The ongoing transition to ATSC 3.0 may have material effects on the Company’s media businesses that cannot now be reliably predicted and that may have an adverse effect on the Company’s operating results.
•    Changes in MVPD Subscriber Numbers, Retransmission Consent Fees, “Reverse Retransmission Consent” Payments to the Networks, and Broadcast Exclusivity Could Adversely Affect the Company’s Revenues.
As the number of subscribers to traditional cable, satellite and telecommunications services continues to decline, GMG faces the possibility of declining revenues under its existing retransmission agreements, which typically provide for payment to GMG on a per-subscriber basis. Those subscribers who “cut the cord” and move to internet-based subscription streaming services may not generate the same revenues as GMG receives under its existing retransmission consent agreements, because, as discussed above, the per-subscriber fees paid to network-affiliated stations under the network-negotiated distribution agreements that apply to vMVPDs may be less than the fees paid by traditional MVPDs under GMG’s retransmission consent agreements.
At the same time, GMG’s network affiliation agreements typically require payments to the networks with which GMG stations are affiliated in the form of what is frequently referred to as “reverse retransmission consent fees,” which require GMG to share a specified portion of its retransmission consent revenues with the respective networks. As reverse retransmission consent fee payments required to be paid to the networks escalate, GMG potentially could retain smaller shares of revenues generated by its retransmission consent agreements. Network affiliation fee obligations are sometimes structured as annual flat fees. In those cases, as the number of subscribers to traditional MVPD platforms decreases, GMG alone bears the costs and risks of declining retransmission consent revenues.
As the national networks have launched and continue to market and invest in their direct-to-consumer platforms, an increasing amount of network programming, including valuable sports programming, that was once available exclusively on an in-market network-affiliated station is now being made available on ad-supported or subscription services such as Paramount+ (CBS), ESPN Unlimited (ABC), Fox One (Fox), and Peacock (NBC), either exclusively or simultaneously with its over-the-air broadcast. The diminishing program exclusivity provided by network affiliation could decrease local broadcasters’ leverage in retransmission consent negotiations with MVPDs. This paradigm could create a growing imbalance for GMG, as “reverse retrans” payments to the networks increase at the same time network-affiliated stations’ exclusivity–and with it, the revenues generated by retransmission consent agreements–continue to decline.
Taken together, these factors could adversely affect GMG’s revenues and operating results.
Risks Related to the Company’s Healthcare Business
•    Extensive Regulation of the Healthcare Industry Could Adversely Affect the Company’s Healthcare Businesses and Results of Operations.
Home health and hospice and home infusion therapies are subject to extensive federal, state and local laws, with regulations affecting a wide range of matters, including licensure and certification, quality of services, qualifications of personnel, confidentiality and security of medical records, relationships with physicians and other referral sources, operating policies and procedures, and billing and coding practices. Failure to obtain, maintain or timely renew required licenses, or to comply with evolving regulatory standards, could limit the healthcare group’s ability to operate in certain jurisdictions, delay growth initiatives or result in enforcement actions, fines, or other adverse consequences. In addition, these laws and regulations change frequently, and the manner in which they will be interpreted is subject to change in ways that cannot be predicted.

•Ongoing Market Consolidation Could Result in Reduced Access to Patients
Managed-care organizations, hospitals, physician practices and other third-party payors continue to consolidate in response to the evolving regulatory environment, thereby enhancing their ability to influence the delivery of healthcare services and decreasing the number of organizations serving patients. Continued consolidation among payors, PBMs and vertically integrated healthcare organizations could result in narrower or preferred specialty pharmacy networks, more restrictive participation criteria, or increased reliance on network adequacy standards. This consolidation could adversely impact the healthcare group’s businesses if they are unable to maintain their ability to participate in established networks.
•Reviews and Audits by Government Agencies and Private Payors Could Negatively Impact the Company’s Healthcare Businesses
The healthcare group is subject to periodic and routine reviews, audits and investigations by federal and state government agencies and private payors, which could result in negative findings that adversely impact the business. The federal Centers for Medicare and Medicaid Services (CMS) increasingly uses third-party, for-profit contractors to conduct these reviews, many of which share in the amounts that CMS denies. These reviews, audits and investigations consume significant staff and financial resources and may take years to resolve. The costs associated with these actions as well as potential negative outcomes could materially adversely affect the healthcare group’s results of operations.
•Federal and State Changes to Reimbursement and Other Aspects of Medicare and Medicaid Could Have a Material Adverse Effect on the Company’s Healthcare Business.
The healthcare group derives revenue primarily from Medicare. Payments received from Medicare are subject to changes made through federal legislation. When changes are implemented, internal billing processes and procedures must be modified, which can require significant time and expense. These changes can include changes to base payments, adjustments for home health services, changes to cap limits and per diem rates for hospice services, changes to Medicare eligibility and documentation requirements and changes designed to restrict utilization. Health care reform and legislation and continuing efforts of governmental payors to contain health care costs could decrease payments made for services. Within the Medicare program, the hospice benefit is often specifically targeted for cuts. Reimbursement payments under governmental payor programs, including Medicare supplemental insurance policies, may not remain at levels comparable to present levels or be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to these programs. Any such changes, including retroactive adjustments, could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.
•Continued Nursing Staffing Shortages Could Adversely Affect the Growth of the Company’s Healthcare Businesses.
The country’s severe shortage of nurses, including shortages of specialized nursing personnel, could adversely affect the healthcare group’s ability to meet customer demand, impact its ability to take on new business and increase labor costs.
•    Value-based Purchasing and Decreased Medicare Payments Could Negatively Impact Medicare Reimbursement.
Both private and government payors are increasingly looking to value-based purchasing to lower costs. Value-based purchasing focuses on quality of outcomes and care efficiency, rather than quantity of care. Effective January 1, 2023, under the 2022 Home Health final rule for Medicare home health providers, value-based purchasing was expanded to all 50 states. Under the expanded model, home health agencies receive adjustments to their Medicare fee-for-service payments based on their performance against a set of quality measures, relative to their peers’ performance. Performance on these quality measures in a specified year (performance year) impacts payment adjustments in a later year (payment year). The Home Health Final Rule for 2024, published on November 1, 2023, introduced significant updates that took effect in 2025. Those updates altered the risk profile for home health providers by implementing changes which included a redefined set of quality measures, updated performance benchmarks, and adjustments to payment methodologies, intensifying the financial and operational pressures on providers. CMS could also create a similar plan for hospice providers in the future. Additionally, the Home Health Rule for 2026, published on November 28, 2025, and effective January 1, 2026, will add further financial and operational pressures by decreasing aggregate Medicare payments to home health agencies by 1.3% compared to calendar year 2025. Private and government payors’ implementation of value-based purchasing requirements could negatively impact Medicare reimbursement and have an adverse effect on the healthcare group’s financial condition, results of operations and overall cash flows.

•The Company’s Healthcare Business Is Limited in its Ability to Control Rates Received for its Services, Which Could Materially Adversely Affect its Business if it Is Unable to Maintain or Reduce Costs to Provide Such Services.
Medicare is the primary payor for the healthcare group and rates are established through federal legislation. Additionally, non-Medicare rates are difficult to negotiate because such payors are under pressure to reduce their own costs. As a result, the Healthcare business must manage costs in order to achieve a desired level of profitability including, but not limited to, centralization of various processes, utilization of technology/automation and management of the number of employees utilized. If the Healthcare business is unable to streamline its processes and reduce costs, its business and consolidated financial condition, results of operations and cash flows could be materially adversely affected.
•Reliance on Plasma Supply and Third-Party Manufacturing Could Limit CSI’s Ability to Meet Demand and Increase Costs.
A significant portion of CSI’s revenue is derived from plasma-based therapies. The supply of plasma-derived products depends on donor availability, regulatory requirements, manufacturing capacity, quality standards, and the operations of third-party collection and fractionalization facilities. Disruptions in plasma supply, manufacturing delays or increases in acquisition costs could limit CSI’s ability to meet patient demand, increase costs and adversely affect financial results.
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
•    The Company May Be Subject to Liability Claims That Could Have a Material Adverse Effect on Its Business.
The Company’s manufacturing operations are subject to hazards inherent in manufacturing and production-related facilities. An accident involving these operations or equipment may result in losses due to personal injury; loss of life; damage or destruction of property, equipment or the environment; or a suspension of operations. Insurance may not protect the Company against liability for certain kinds of events, including those involving pollution or losses resulting from business interruption. In addition, claims related to product design, manufacturing or service (by the Company or its suppliers) may harm the Company’s reputation and brands and reduce demand. Any damages caused by the Company’s operations that are not covered by insurance, or are in excess of policy limits, could materially adversely affect the Company’s results of operations, financial position or cash flows.
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
•Changes Affecting Automobile Manufacturers Could Adversely Affect the Company’s Automotive Business.
The Company’s dealerships are dependent on the products and services offered by the brand of automobiles that its dealerships sell. The ability of the Company’s dealerships to sell and service these brands may be adversely affected by negative conditions faced by manufacturers such as negative changes to a manufacturer’s financial condition; negative publicity concerning a manufacturer or vehicle model; declines in consumer demand or brand preferences; changes in consumer preferences driven by fuel price volatility, disruptions in production and delivery, including those caused by natural disasters or labor strikes, new laws or regulations, including more stringent fuel economy and greenhouse gas emission standards; and technological innovations in ridesharing, electric vehicles and autonomous driving. The ability of the Company’s dealerships to align with manufacturers and adapt to evolving consumer demand for electric vehicles could adversely affect new and used vehicle sales volumes, parts and service revenue and results of operations.
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
•    Claims related to Authenticity, Ownership or Intellectual Property Rights of Artwork Sold by Saatchi Art Could Adversely Impact its Business.
Saatchi Art may face claims related to the authenticity, ownership, or intellectual property rights of artwork sold on its platform. Any such claims could result in litigation, financial liability, reputational harm, and increased operational costs.
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

•Failure to Recruit and Retain Employees in the Company’s Restaurants Could Adversely Impact the Company’s Restaurant Business.
Historically, competition among restaurants for qualified management and staff has been very high. The Company’s ability to recruit and retain managers and staff to operate its restaurants is critical to a customer’s dining experience. Failure to recruit and retain employees, low levels of unemployment or high turnover levels could negatively affect the Company’s restaurant business. Tipped wage legislation is presenting new challenges to balance menu pricing, service standards, staffing levels, operating costs and public awareness as new wage laws are implemented.
•Food-borne Illness Concerns and Damage to the Company’s Reputation Could Harm the Company’s Restaurant Business.
Historically, reports of food-borne illness or food safety issues at restaurants, even if caused by food suppliers or distributors, have had negative effects, and may continue to have negative effects on restaurant sales. Because food safety issues could be experienced at the source by food suppliers or distributors, food safety could, in part, be out of the Company’s control. Even instances of food-borne illness at a location served by one of the Company’s competitors could result in negative publicity regarding the food service industry generally and could negatively impact restaurant revenue. Regardless of the source or cause, negative publicity about food-borne illness or other food safety issues could adversely impact the Company’s reputation. Similarly, publicity about litigation, violence, complaints, or government investigations could have a negative effect on the Company’s restaurant business.
•    Concentration of the Company’s Restaurants in the Washington, D.C. Region Subjects the Company’s Restaurant Business to Regional Economic Conditions.
The concentration of the Company’s restaurants in the Washington, D.C. region subjects it to adverse economic conditions and trends in the region that are out of the Company’s control. For example, increases in the level of unemployment, a temporary government shutdown, reductions to the federal workforce or a decrease in tourism would decrease customers’ disposable income available for discretionary spending. These and other national, regional and local economic pressures could result in decreases in customer traffic and lower sales and profits.
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
The Company’s operations are subject to extensive federal, state and local laws and regulations relating to the environment, as well as health and workplace safety, including those set forth by the Occupational Safety and Health Administration (OSHA), the Environmental Protection Agency (EPA) and state and local regulatory authorities in the U.S. as well as similar laws and regulations internationally where the Company operates. Such laws and regulations affect operations and require compliance with various environmental registrations, licenses, permits, inspections and other approvals. In the U.K., the Company is subject to new registration requirements under the U.K. Building Safety Act in 2022 with respect to its dormitories as well as compliance with existing U.K. and local legislation regarding licensing occupancy of such dormitories. The Company incurs substantial costs to comply with these regulations, and any failure to comply may expose the Company to civil, criminal and administrative fees, fines, penalties and interruptions in operations that could have a material adverse impact on the Company’s results of operations, financial position or cash flows.
Environmental laws and regulations to which the Company is subject include those governing discharges into the air and water; the operation and removal of above-ground and underground storage tanks; the use, handling, storage and disposal of hazardous substances and other materials; and the investigation and remediation of environmental contamination at facilities that are owned or operated by the Company. The Company may be subject to liability, for example, in the automotive business, because the business involves the generation, use, handling and contracting for recycling or disposal of hazardous or toxic substances or wastes, including environmentally sensitive materials such as motor oil, filters, transmission fluid, antifreeze, refrigerant, batteries, solvents, lubricants, tires and fuel. In addition, climate change could cause increases in hurricanes, floods, wildfires, and other risks that could produce losses affecting the Company’s businesses. Although in connection with certain acquisitions the Company has obtained indemnification for certain environmental liabilities and insurance policies, such rights and policies may not be sufficient to reimburse the Company for all losses that it might incur. The Company has incurred, and will continue to incur, capital and operating expenditures and other costs to comply with such laws and regulations and changes to such regulations, including any new regulations related to climate change, could give rise to additional compliance or remedial costs.
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
•    Changes in Business Conditions Have Caused and May in the Future Cause Goodwill and Other Intangible Assets to Become Impaired.
Goodwill generally represents the purchase price paid in excess of the fair value of net tangible and intangible assets acquired in a business combination. Goodwill is not amortized and remains on the Company’s balance sheet indefinitely unless there is an impairment or a sale of a portion of the business. Goodwill is subject to an impairment test on an annual basis and when circumstances indicate that an impairment is more likely than not. Such circumstances include an adverse change in the business climate for one of the Company’s businesses or a decision to dispose of a business or a significant portion of a business. Each of the Company’s businesses faces uncertainty in its business environment due to a variety of factors, including challenges in operating environments created by macro-economic factors, pandemics and changes in demand for products and services. In the fourth quarter of 2025, the Company recorded an intangible asset impairment charge of $10.1 million related to the CDJR franchise right indefinite-lived intangible asset as a result of underperformance at the CDJR automotive dealership from a continued decline in revenues. Additional declines in revenue could result in adverse changes in projections for future operating results or other key assumptions, such as projected revenue, profit margin, capital expenditures or cash flows associated with fair value estimates, and could lead to additional future impairments, which could be material. The Company may experience other unforeseen circumstances that adversely affect the value of the Company’s goodwill or intangible assets and trigger an evaluation of the amount of the recorded goodwill and intangible assets. There also exists a reasonable possibility that changes to the discounted cash-flow model used to perform the quantitative goodwill impairment review, including a decrease in the assumed projected cash flows or long-term growth rate, or an increase in the discount rate assumption, could result in an impairment charge. Future write-offs of goodwill or other intangible assets as a result of an impairment in the business could materially adversely affect the Company’s results of operations and financial condition.
•Current Tariffs and the Introduction of Additional Tariffs Could Increase Material Costs and Reduce Demand
The Company’s businesses purchase materials from suppliers in both the U.S. and other countries, including Mexico, Canada and China. Some of its businesses source products and parts from regions that have already been subject to tariffs that have impacted the cost of their products. Should new tariffs be levied on goods or materials imported from other countries, it could result in cost increases to both the Company and its customers and could impact customer demand. Widespread imposition of tariffs could materially adversely affect the Company’s results of operations.
Risks Related to Cybersecurity, Privacy, Artificial Intelligence and Intellectual Property
•    System Disruptions and Security Threats to the Company’s Information Technology Infrastructure, or Those of Third Parties, Could Have a Material Adverse Effect on Its Businesses and Results of Operations.
The Company relies extensively on information technology systems, networks and services, including internet sites, data hosting and processing facilities and tools and other hardware, software and technical platforms, some of which are managed, hosted, provided and used by third parties or their vendors, to assist in conducting the Company’s business.
The Company’s systems and the third-party systems on which it relies have been subjected to, and will continue to be subject to, damage or interruption from a number of causes, including but not limited to power outages; computer and telecommunications failures; computer viruses; industry-wide software supply chain vulnerabilities and security breaches; cyberattacks, including phishing and other forms of social engineering such as deepfakes, hacking, denial-of-service attacks, cyber extortion, including the use of ransomware and other actions or attempts to exploit vulnerabilities; and design or usage errors by our employees, contractors or third-party service providers. For example, in the fourth quarter of 2025, the Company experienced a data security incident in which an unauthorized third party accessed and acquired certain data stored on several of Kaplan’s file servers, including current and former student and other customer data at Kaplan’s U.S. Higher Education and U.K. Professional businesses. Upon discovery, the Company activated its incident response plan and took steps to respond to and investigate the incident, including working with external cybersecurity specialists and restricting access to involved systems. The Company also notified law enforcement. In accordance with applicable law, the Company has notified and will be notifying relevant authorities together with those individuals whose information was contained in the involved files. The incident did not have a material impact on Kaplan’s operations or the Company’s financial results. The techniques used by computer hackers and cyber criminals to obtain unauthorized access to data or to sabotage computer systems change frequently, continue to grow in sophistication and volume, and have not in the past and may not in the future be detected until after an incident has occurred. These techniques include using artificial intelligence, including generative AI to enhance their attacks, which may increase our cybersecurity risk. Although the Company and the third-party service providers seek to maintain their respective systems effectively and to successfully address the risk of compromise of the integrity, security and consistent operations of these systems, such efforts have not in the past and may not in the future be successful. As a result, the Company and its service providers have in the past and could in the future experience errors, interruptions, delays or cessations of service in key portions of the Company’s information technology infrastructure, which could significantly disrupt its operations, including manufacturing production delays, and be costly, time-consuming and resource-intensive to remedy. Any security breach or unauthorized access also has in the past and could in the future result in the compromise or misappropriation of the Company’s proprietary information or the proprietary information of the Company’s users, customers or partners, which could result in significant legal and financial exposure and damage to the Company’s reputation. If an actual or perceived breach of the Company’s security occurs, or if the Company’s consumer-facing sites become the subject of external attacks that affect or disrupt service or availability, the market perception of the effectiveness of the Company’s security measures could be harmed and the Company could lose users, customers, advertisers or partners, all of which could have a material adverse effect on the Company’s business, financial condition and results of operations. Any security breach at a company providing services to the Company or the Company’s users, including third-party payment processors, could have similar effects and the Company may not be fully indemnified for the costs it may incur as a result of any such breach. To the extent that such vulnerabilities require remediation, such remedial measures could require significant resources and may not be implemented before such vulnerabilities are exploited. As the cybersecurity landscape evolves, the Company may also find it necessary to make significant further investments to protect data and infrastructure, including continuing to evaluate control changes and investments needed to support an increased remote workforce. Any of these events could have a material adverse effect on the Company’s businesses and results of operations. Sustained or repeated system failures or security breaches that interrupt the Company’s ability to process information in a timely manner or that result in a breach of proprietary or personal information could have a material adverse effect on the Company’s operations and reputation. In addition, cybersecurity incidents, even if not material and even if dealt with promptly, could lead to severe legal, financial and reputational issues, such as investigations by authorities, enforcement, lawsuits and negative publicity, and a collection of incidents, though not considered material individually at the time they occur, may be deemed material later in the aggregate.
•    Failure to Comply with Privacy Laws or Regulations Could Have a Material Adverse Effect on the Company’s Businesses.
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

The California Consumer Privacy Act of 2018 (CCPA), which became effective on January 1, 2020, provided a new private right of action for data breaches and requires companies that process personal information pertaining to California residents to make disclosures to consumers about their data collection, use and sharing practices and allows consumers to opt out of certain data sharing with third parties. The enforcement of the CCPA by the California Attorney General commenced on July 1, 2020. In November 2020, the California Privacy Rights Act (CPRA) was approved by California voters, and went into effect on January 1, 2023. The CPRA included new requirements that were not in the CCPA. In July 2025, the California Privacy Protection Agency (CPPA) approved updated CCPA regulations and that introduced new requirements, including requirements related to automated decision-making technology, risk assessments, and cybersecurity audits, with effectiveness of certain requirements beginning in 2026. In addition to California, numerous other states have enacted similar laws that are currently in effect, including laws in Rhode Island, Indiana and Kentucky that went into effect on January 1, 2026. Various U.S. states have enacted laws governing the personal data of minors and health-related personal data that are in addition to Federal laws. There are also comprehensive privacy bills that have been introduced at the U.S. federal level. In addition to the comprehensive privacy laws and bills, there are now laws and regulations focused on the development, use, and provision of AI technologies and other digital products and services, which could result in monetary penalties or other regulatory actions, and others continue to be proposed. States and local jurisdictions have passed new targeted AI legislation, such as the Colorado AI Act and NYC Local Law 144, Rules for AI in hiring. Internationally, the EU AI Act came into force on August 1, 2024, and will generally become fully applicable after a two-year transitional period (although certain obligations have already taken effect). There have also been actions taken at the U.S. federal level with respect to regulation of AI technologies, such as the executive order issued by the U.S. President on December 11, 2025, to establish a national policy framework for AI intended to preempt state AI laws and regulations. The passage of any additional laws, or modification of existing laws could result in further uncertainty and cause the Company to incur additional costs and expenses in order to comply. Compliance with the GDPR, the CCPA, the CPRA and other applicable international and U.S. privacy laws can be costly and time-consuming. If the Company fails to properly respond to security breaches of its or its third-party’s information technology systems or fails to properly respond to an individual’s requests under these laws, the Company could experience damage to its reputation, adverse publicity, loss of consumer confidence, reduced sales and profits, complications in executing the Company’s growth initiatives and regulatory and legal risk, including criminal penalties or civil liabilities.
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
The Company is building and expects to use, and expects its third parties to use, systems and tools that incorporate AI-based technologies, including generative AI, for its customers and workforce. The development, adoption and use of generative AI technology is still maturing, and ineffective or inadequate AI or generative AI development or deployment practices by the Company or third parties could result in unintended consequences. For example, AI algorithms that the Company uses may be flawed or may be (or perceived to be) based on datasets that are biased or insufficient. In addition there is uncertainty around the validity and enforceability of intellectual property rights related to the Company’s development, deployment and use of AI. Compliance with new or changing laws, regulations or industry standards relating to AI may impose significant operational costs and may limit the Company’s ability to develop, deploy or use AI technologies. Failure to appropriately respond to this evolving landscape may result in legal liability, regulatory action or brand and reputational harm.
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
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 1C. Cybersecurity.
Cybersecurity Risk Management and Strategy
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
Governance
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
Kaplan owns a total of six properties, including four in the U.S. and one property in South Kensington, London, U.K., used for school and dormitory space, and another in Nice, France. Kaplan also leases facilities used for offices, instruction and student dormitories in several countries, including the U.S., Canada, the U.K., Ireland, Germany, France, Switzerland, Spain, Singapore, Australia and India. In 2017, Kaplan International entered into a 135-year lease of land in Liverpool, U.K., on which it completed the construction of college and/or dormitory space that opened in January 2020.
GMG owns all six of its studio facilities in Houston, TX; Detroit, MI; Orlando, FL; San Antonio, TX; Jacksonville, FL; and Roanoke, VA. GMG owns the tower facilities in its San Antonio, TX; Detroit, MI; and Roanoke, VA, markets and jointly owns the transmitter facilities in Jacksonville, FL; Orlando, FL; and Houston, TX.
The healthcare group leases 71 facilities to support their various business units. Of those 71 leases, 11 are through its home health and hospice joint ventures with health systems and physician groups. CSI owns one property used for pharmacy operations (Nash, TX) and the healthcare group owns a property used for administrative services (Lapeer, MI).
In the manufacturing segment, Hoover operates 11 properties in AR, CA, FL, GA (2), MI, PA, TX, VA, WA, and WV. Dekko owns 10 properties in IN, TX, AL and Juarez, Mexico; and Joyce/Dayton owns three properties in OH and IN, which are used for manufacturing, warehouse and office space. The remaining office and manufacturing facilities are leased, including one manufacturing facility in Monterrey, Mexico.
Graham Automotive owns properties for its Ourisman Honda of Tysons Corner dealership in VA, Toyota of Woodbridge dealership in VA, Ourisman Chrysler-Dodge-Jeep-Ram of Woodbridge dealership in VA, Ourisman Toyota of Richmond dealership in VA, and Ourisman Honda of Woodbridge dealership in VA. It leases 15 additional properties that serve as the sales and service departments for its Ourisman Lexus of Rockville, Ourisman Ford of Manassas and Ourisman Kia of Bethesda dealerships, along with two service facilities for Roda.
The businesses that comprise the Company’s other businesses lease space for their operations, including office space and retail locations in D.C., MD, VA, NY, NJ, IL, GA, MA, PA, CT, TX, TN, NC, LA and CA and manufacturing facilities in KY, VA, and NV for Framebridge; restaurant facilities and office space in D.C., MD, and VA for CRG; office space in NY and D.C. for Slate; office space in D.C. for Foreign Policy; office space and production facilities in CO for Society6; and office space in the U.K. and Australia for Saatchi Art.
The Company considers its properties suitable for the conduct of its respective businesses and adequate for its current use. The Company believes that suitable additional or alternative space is available at commercially reasonable terms as leases expire or premises become unavailable. However, it recognizes that replacements for student dormitory space leased by KI may be difficult to obtain due to high demand and alternative transmitter facilities for GMG could be costly and require a significant amount of time to construct.
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
PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information and Holders
The Company’s Class B Common Stock is traded on the NYSE under the symbol “GHC.” The Company’s Class A Common Stock is not publicly traded.
At January 31, 2026, there were 28 holders of record of the Company’s Class A Common Stock and 291 holders of record of the Company’s Class B Common Stock.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
There was no share repurchase activity during the quarter ended December 31, 2025.

Performance Graph
The following graph is a comparison of the yearly percentage change in the Company’s cumulative total shareholder return with the cumulative total return of the Standard & Poor’s 500 Stock Index (S&P 500 Index) and a custom peer group index comprised of a composite group of education and television broadcasting companies. The S&P 500 Index is comprised of 500 U.S. companies in the industrial, transportation, utilities and financial industries and is weighted by market capitalization. The custom peer group of composite companies includes Covista Inc. (formerly Adtalem Global Education Inc.), Chegg, Inc., Grand Canyon Education Inc., Gray Media, Inc., New Oriental Education & Technology Group Inc., Nexstar Media Group Inc., Pearson plc, Tegna Inc., and The E.W. Scripps Company. The graph reflects the investment of $100 on December 31, 2020, in the Company’s Class B Common Stock, the S&P 500 Index and the custom peer group index of composite companies. For purposes of this graph, it has been assumed that dividends were reinvested on the date paid in the case of the Company, and on a quarterly basis in the case of the S&P 500 Index and the custom peer group index of composite companies.

December 31	2020	2021	2022	2023	2024	2025
Graham Holdings Company	100.00	119.25	115.65	134.79	170.27	216.22
S&P 500 Index	100.00	128.71	105.40	133.10	166.40	196.16
Composite Peer Group	100.00	50.54	60.81	69.00	73.95	73.22
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
Equity Price Risk.  The Company has common stock investments in several publicly traded companies (as discussed in Note 4 to the Company’s Consolidated Financial Statements) that are subject to market price volatility. The fair value of these common stock investments totaled $1,081.9 million at December 31, 2025.

Interest Rate Risk.  The Company manages the risk associated with interest rate movements through the use of a combination of variable and fixed-rate debt.
At December 31, 2025, the Company had $500 million principal amount of 5.625% unsecured fixed-rate notes due December 1, 2033 (the Notes). At December 31, 2025, the aggregate fair value of the Notes, based upon quoted market prices, was $504.0 million. There were no earnings or liquidity risks associated with the Company’s Notes. The fair value of the Notes varies with fluctuations in market interest rates. A 100 basis point decrease in market interest rates would increase the fair value of the Notes by $33.1 million at December 31, 2025 using a yield to maturity. A 100 basis point increase in market interest rates would decrease the fair value of the Notes by $30.7 million at December 31, 2025, using a yield to maturity. The Company also had approximately $9 million of other fixed-rate debt relating to the healthcare business.
At December 31, 2025, the Company had approximately $498 million of variable-rate debt, including floor plan facility obligations. Approximately $67.1 million of this debt is hedged by an interest rate swap. The Company is subject to earnings and liquidity risks for changes in the interest rate on the unhedged portion of this debt. A 100 basis point increase in the applicable floating rates for the unhedged portions of our variable-rate debt would increase annual interest expense by approximately $4.3 million.
Foreign Exchange Rate Risk.  The Company is exposed to foreign exchange rate risk primarily at its Kaplan international operations, and the primary exposure relates to the exchange rate between the U.S. dollar and the British pound, the Australian dollar, and the Singapore dollar. In 2025, 2024 and 2023, the Company reported a net foreign currency loss of $10.1 million, a net foreign currency gain of $5.4 million and a net foreign currency loss of $1.1 million, respectively.
If the values of the British pound, the Australian dollar, and the Singapore dollar relative to the U.S. dollar had been 10% lower than the values that prevailed during 2025, the Company’s pre-tax income for 2025 would have been approximately $37 million lower. Conversely, if such values had been 10% higher, the Company’s reported pre-tax income for 2025 would have been approximately $37 million higher.
Item 8. Financial Statements and Supplementary Data.
See the Company’s Consolidated Financial Statements at December 31, 2025, and for the periods then ended, together with the report of PricewaterhouseCoopers LLP thereon, which are included in this Annual Report on Form 10-K and listed in the index to financial information on page 50 hereof.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and the Company’s Chief Financial Officer (principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of December 31, 2025. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
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
The Company’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)

in 2013. Management has concluded that as of December 31, 2025, the Company’s internal control over financial reporting was effective based on these criteria.
As permitted under Securities and Exchange Commission guidelines for newly acquired businesses, management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2025 excluded Arconic Architectural Products, LLC, which was acquired by the Hoover Treated Wood Products subsidiary on July 15, 2025, and Hendrick Honda of Woodbridge dealership, which was acquired by the Graham-Ourisman Automotive subsidiary on October 21, 2025. The operating results of these businesses are included in our consolidated financial statements for the periods subsequent to acquisition and represent approximately 1% of total assets and 1% of revenue as of and for the year ended December 31, 2025. Arconic Architectural Products, LLC and the Hendrick Honda of Woodbridge dealership will be included in management’s assessment of internal control over financial reporting in fiscal year 2026.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
Rule 10b5-1 Trading Plans
For the three months ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information contained under the heading “Executive Officers” in Item 1 hereof and the information contained under the headings “Nominees for Election by Class A Shareholders,” “Nominees for Election by Class B Shareholders,” “Audit Committee,” “Risk Assessment of Compensation Program, Insider Trading, Recoupment and Hedging Policies” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for the Company’s 2026 Annual Meeting of Stockholders is incorporated herein by reference thereto.
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
In addition to the certifications of the Company’s Chief Executive Officer and Chief Financial Officer filed as exhibits to this Annual Report on Form 10-K, on June 3, 2025, the Company’s Chief Executive Officer submitted to the New York Stock Exchange the annual certification regarding compliance with the NYSE’s corporate governance listing standards required by Section 303A.12(a) of the NYSE Listed Company Manual.
Item 11. Executive Compensation.
The information contained under the headings “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation” and “Compensation Committee Report” in the definitive Proxy Statement for the Company’s 2026 Annual Meeting of Stockholders is incorporated herein by reference thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information contained under the heading “Stock Holdings of Certain Beneficial Owners and Management” in the definitive Proxy Statement for the Company’s 2026 Annual Meeting of Stockholders is incorporated herein by reference thereto.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information contained under the headings “Transactions With Related Persons, Promoters and Certain Control Persons” and “Controlled Company” in the definitive Proxy Statement for the Company’s 2026 Annual Meeting of Stockholders is incorporated herein by reference thereto.
Item 14. Principal Accountant Fees and Services.
The information contained under the heading “Audit Committee Report” in the definitive Proxy Statement for the Company’s 2026 Annual Meeting of Stockholders is incorporated herein by reference thereto.
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
4.1
Senior Notes Indenture dated as of November 24, 2025, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 24, 2025).

4.2	Description of the Company’s Securities (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019).
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

10.5
Third Amended and Restated Five Year Credit Agreement, dated as of November 24, 2025, among the Company, Kaplan U.K. Limited, and the foreign borrowers from time to time party thereto, and certain of its domestic subsidiaries as guarantors, the several lenders from time to time party thereto, Wells Fargo Bank, National Association, as Administrative Agent and JPMorgan Chase Bank, N.A., as Syndication Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 24, 2025).

10.6
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

10.7
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

Exhibit Number	Description

10.8
Graham Holdings Company 2022 Incentive Compensation Plan, effective May 5, 2022, filed as Appendix A to the Company’s Proxy Statement on Form DEF 14A for the fiscal year ended December 31, 2021, and incorporated herein by reference.*

10.9
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

10.12
Letter Agreement between the Company and Timothy J. O’Shaughnessy, dated October 20, 2014 (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).*

10.13
Letter Agreement between the Company and Andrew S. Rosen, dated April 7, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).*

10.14
Letter Agreement between the Company and Jacob M. Maas, dated August 24, 2015 (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018).*

19	Insider Trading and Hedging Policy (incorporated by reference to Exhibit 19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024).
21	List of subsidiaries of the Company.
23	Consent of independent registered public accounting firm.
24	Power of Attorney dated January 15, 2026.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer.
97	Graham Holdings Company Clawback Policy (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File, formatted in Inline XBRL and included as Exhibit 101
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2026.

GRAHAM HOLDINGS COMPANY
(Registrant)

By	/s/ Wallace R. Cooney
Wallace R. Cooney
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 25, 2026:

Timothy J. O’Shaughnessy	President, Chief Executive Officer (Principal Executive Officer) and Director
Wallace R. Cooney	Chief Financial Officer (Principal Financial Officer)
Marcel A. Snyman	Principal Accounting Officer
Anne M. Mulcahy	Chair of the Board
Donald E. Graham	Chairman Emeritus
Tony Allen	Director
Danielle Conley	Director
Christopher C. Davis	Director
Thomas S. Gayner	Director
Jack Markell	Director
G. Richard Wagoner, Jr.	Director
Katharine Weymouth	Director

By	/s/ Wallace R. Cooney
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
This analysis should be read in conjunction with the Consolidated Financial Statements and the notes thereto. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Graham Holdings Company’s 2024 Annual Report on Form 10-K for management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023.
OVERVIEW
Graham Holdings Company (the Company) is a diversified holding company whose operations include educational services, television broadcasting, healthcare, manufacturing and automotive dealerships. The Company has five business divisions, seven reportable segments and a group of companies that make up Other Businesses. The Company’s business units are diverse and subject to different trends and risks.
Education is the largest operating division of the Company, making up 35% of the Company’s consolidated revenues in 2025 and having the largest operating income in 2025. Through its subsidiary Kaplan, Inc., the Company provides extensive worldwide education services for individuals, schools and businesses. The Company has devoted significant resources and attention to this division for many years, given its geographic and product diversity, the investment opportunities and growth prospects during this time, and challenges related to government regulation. Kaplan is organized into the following three operating segments: Kaplan International (KI), Kaplan Higher Education (KHE) and Supplemental Education.
KI reported revenue and operating income growth for 2025 due largely to increases at UK Professional and Singapore, partially offset by declines at Pathways and Languages. KHE revenue and operating income improved due to an increase in the fees from Purdue University Global (Purdue Global). Supplemental Education revenues and operating results improved in 2025 due to growth in most of the program offerings.
Television broadcasting was the Company’s second largest business in 2025 from an operating income standpoint. The Company’s television broadcasting division reported lower revenues and operating income in 2025, due largely to a significant decrease in political advertising revenue from the 2024 election cycle and declines in local and digital advertising revenue. Retransmission revenues, net of network fee expense, declined in 2025 with this trend expected to continue in the future due largely to adverse subscriber trends from cord cutting.
The healthcare division has grown substantially over the last few years and provided meaningful operating cash flow from internal growth and acquisitions. Since 2019, the healthcare division has expanded from its home health and hospice operations into new lines of business. The largest of these is CSI Pharmacy Holding Company, LLC (CSI), which provides nursing care and prescription services for patients receiving in-home infusion treatments. CSI reported significant revenue growth and substantially higher operating results in 2025 from an expansion of infusion treatment offerings and patient service areas in 2025. Healthcare’s home health and hospice revenue and operating results have also grown substantially in recent years, with investments to streamline operations and enhance patient care, along with a reduction in pension expense in 2025.
The Company’s manufacturing division has provided meaningful operating cash flow over the last few years, with Dekko experiencing improved revenues and operating results in 2025, and declines at Hoover in recent years. In July 2025, Hoover acquired Arconic Architectural Products, LLC, which manufactures aluminum cladding products and operates within the broader non-residential materials space. Automotive revenues and operating results declined in 2025 due largely to lower new and used vehicle sales and a decline in sales of finance and insurance products offerings, partially offset by the Honda of Woodbridge acquisition in October 2025 as well as sales growth for services and parts.
The Company’s other businesses include several investment stage businesses as well as investments into new lines of business over the last few years. In total, there are ten operating business units that make up this group in three categories: specialty, retail and media. The largest of these businesses from a revenue standpoint is Clyde’s Restaurant Group (CRG) and Framebridge, a custom framing service company. In 2025, CRG and Foreign Policy each reported positive operating income, Code3 reported break-even results, and the other businesses each reported operating losses, which were significant at Framebridge.
The Company generates a significant amount of cash from its businesses that is used to support its operations, pay down debt and fund capital expenditures, share repurchases, dividends, acquisitions and other investments.

RESULTS OF OPERATIONS
Net income attributable to common shares was $292.3 million ($66.47 per share) for the year ended December 31, 2025, compared to $724.6 million ($163.40 per share) for the year ended December 31, 2024.
Items included in the Company’s net income for 2025 are listed below:
•$12.3 million in intangible and other long-lived asset impairment charges (after-tax impact of $9.5 million, or $2.16 per share);
•$9.2 million in non-operating expenses related to Separation Incentive Programs (SIPs) at other businesses, the education, television broadcasting and manufacturing divisions and the corporate office (after-tax impact of $6.8 million, or $1.55 per share);
•$54.5 million in interest expense to adjust the fair value of the mandatorily redeemable noncontrolling interest (after-tax impact of $51.2 million, or $11.63 per share);
•$200.2 million in net gains on marketable equity securities (after-tax impact of $149.0 million, or $33.90 per share);
•$16.7 million in net losses of affiliates whose operations are not managed by the Company (after-tax impact of $12.4 million, or $2.83 per share);
•net non-operating gains of $8.9 million from earnings, sales and impairments of equity and cost method investments (after-tax impact of $6.6 million, or $1.50 per share); and
•a $9.9 million deferred tax expense arising from a change in the estimated deferred state income tax rate related to the Company’s pension and other postretirement plans ($2.26 per share).
Items included in the Company’s net income for 2024 are listed below:
•$49.8 million in goodwill and other long-lived asset impairment charges (after-tax impact of $39.4 million, or $8.89 per share);
•a $653.4 million fourth quarter settlement gain related to a retiree annuity pension purchase (after-tax impact of $486.1 million, or $109.62 per share);
•$21.0 million in non-operating expenses related to a Voluntary Retirement Incentive Program (VRIP) at the television broadcasting division and the corporate office, and SIPs at Kaplan, manufacturing and other businesses (after-tax impact of $15.6 million, or $3.52 per share);
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
•a non-operating gain of $7.2 million on the sale of certain businesses and websites (after-tax impact of $5.3 million, or $1.19 per share); and
•a net non-operating loss of $16.7 million from the impairments and valuation adjustments of equity and cost method investments (after-tax impact of $12.4 million, or $2.80 per share).
Revenue for 2025 was $4,911.6 million, up 3% from $4,790.9 million in 2024. Revenues increased at education, healthcare, manufacturing and other businesses, partially offset by declines at television broadcasting and automotive. Operating costs and expenses for the year increased to $4,676.6 million in 2025, from $4,575.4 million in 2024. Expenses in 2025 increased at healthcare and manufacturing, partially offset by a decrease at television broadcasting, automotive, other businesses and education. The Company reported operating income for 2025 of $234.9 million, compared to $215.5 million in 2024. Excluding goodwill and other long-lived asset impairment charges, operating results were down in 2025, due to declines at television broadcasting and automotive, partially offset by increases at education, healthcare, manufacturing and other businesses.
Division Results
Education
Education division revenue in 2025 totaled $1,744.3 million, up 3% from $1,691.8 million in 2024. Kaplan reported operating income of $159.9 million for 2025, an increase from $100.8 million in 2024. Excluding long-lived asset impairment charges, operating results improved significantly in 2025.

A summary of Kaplan’s operating results is as follows:

	Year Ended December 31
(in thousands)	2025	2024	% Change
Revenue
Kaplan international	$1,079,570	$1,074,207	0
Higher education	349,211	324,815	8
Supplemental education	317,159	291,630	9
Kaplan corporate and other	585	5,761	(90)
Intersegment elimination	(2,193)	(4,635)	—
	$1,744,332	$1,691,778	3
Operating Income (Loss)
Kaplan international	$113,402	$101,699	12
Higher education	56,410	40,750	38
Supplemental education	33,392	26,934	24
Kaplan corporate and other	(37,388)	(35,148)	(6)
Amortization of intangible assets	(6,123)	(10,487)	42
Impairment of long-lived assets	—	(22,930)	—
Intersegment elimination	180	11	—
	$159,873	$100,829	59
KI includes postsecondary education, professional training and language training businesses largely outside the United States. KI revenue increased slightly in 2025 (2% decrease on a constant currency basis). The increase in 2025 is due largely to growth at UK Professional and Singapore, offset by lower student enrollments in US Pathways, Languages and UK Pathways. KI reported operating income of $113.4 million in 2025, compared to $101.7 million in 2024. The increase is due largely to improved results at Australia, Singapore and UK Professional, partially offset by declines at Languages, US Pathways and Mander Portman Woodward (MPW). US Pathways revenues and operating results were down significantly in 2025, due to changes in U.S. visa policies and practices for international students recruited by Kaplan to study in the U.S.
KHE includes the results of Kaplan as a service provider to higher education institutions. KHE revenue increased 8% in 2025 due to an increase in fees from Purdue Global and growth in other higher education programs. Average enrollments at Purdue Global, the largest institutional client, were up 4% for 2025 compared to 2024. In 2025, Kaplan recorded the full fee with Purdue Global, whereas in 2024, Kaplan recorded a portion of the fee. The Company will continue to assess the fee it records from Purdue Global on a quarterly basis to make a determination as to whether to record all or part of the fee in the future and whether to make adjustments to fee amounts recognized in earlier periods. During 2025 and 2024, Kaplan recorded $70.0 million and $54.5 million, respectively, in fees from Purdue Global in its KHE operating results. KHE results improved in 2025 due to an increase in the Purdue Global fee recorded.
Supplemental Education includes Kaplan’s standardized test preparation programs and domestic professional and other continuing education businesses. Most of the program offerings in Supplemental Education experienced growth in 2025 leading to a 9% revenue increase. Operating results improved in 2025 due largely to revenue growth.
In the second and third quarters of 2025, the Company offered SIPs to certain employees at KHE and Supplemental Education, $2.0 million in related non-operating pension expense was recorded. In 2024, Kaplan offered SIPs to certain employees, primarily at Supplemental Education; $2.8 million in related non-operating pension expense was recorded.
Kaplan corporate and other represents unallocated expenses of Kaplan, Inc.’s corporate office, other minor businesses and certain shared activities.
In the fourth quarter of 2024, Kaplan recorded an intangible asset impairment charge of $22.9 million related to MPW, which is part of KI.
Television Broadcasting
A summary of television broadcasting’s operating results is as follows:

	Year Ended December 31
(in thousands)	2025	2024	% Change
Revenue	$425,106	$535,678	(21)
Operating Income	112,270	201,165	(44)

Graham Media Group, Inc. (GMG) owns seven television stations located in Houston, TX; Detroit, MI; Orlando, FL; San Antonio, TX; Jacksonville, FL; and Roanoke, VA, as well as SocialNewsDesk, a provider of social media management tools designed to connect newsrooms with their users. Revenue at the television broadcasting division was down 21% to $425.1 million in 2025, from $535.7 million in 2024. The revenue decline is due to a $87.9 million decrease in political advertising revenue, a $10.3 million decrease in retransmission revenues and declines in local and digital advertising revenue. Operating income for 2025 was down 44% to $112.3 million, from $201.2 million in 2024, due to lower revenues, partially offset by lower overall costs. While per subscriber rates from cable, satellite and OTT providers have grown, overall cable and satellite subscribers are down due to cord cutting, resulting in retransmission revenue net of network fees in 2025 to decline compared with 2024, and this trend is expected to continue in the future. Operating margin at the television broadcasting division was 26% in 2025 and 38% in 2024.
In the second and third quarters of 2025, the Company offered SIPs to certain employees at the television broadcasting division, $0.1 million in related non-operating pension expense was recorded. In the second quarter of 2024, GMG offered a VRIP to certain employees; $14.3 million in related non-operating pension expense was recorded.
Healthcare
Healthcare division revenue in 2025 totaled $815.0 million, up 33% from $611.1 million in 2024. Healthcare reported operating income of $96.0 million for 2025, an increase from $50.9 million in 2024.
A summary of the healthcare division’s operating results is as follows:

	Year Ended December 31
(in thousands)	2025	2024	% Change
Revenue
CSI	$465,508	$299,598	55
Other Healthcare	349,541	311,511	12
	$815,049	$611,109	33
Operating Income
CSI	$53,234	$39,090	36
Other Healthcare	42,735	11,795	—
	$95,969	$50,885	89
The healthcare group provides nursing care and prescription services for patients receiving in-home infusion treatments through its 87.5% interest in CSI. In August 2025, CSI purchased Pine Drug Holdings, LLC and was issued a California pharmacy license, with dispensing operations commencing late in the fourth quarter of 2025. CSI revenue increased 55% in 2025 and operating results were up substantially from an expansion of infusion treatment offerings and patient service areas.
The healthcare group also provides home health and hospice services in seven states, and other healthcare services through Clarus (provides call management SaaS-based solution for physician groups and hospitals), Impact Medical (an allergy, asthma and immunology physician practice), Skin Clique (a concierge provider of aesthetics products and services) and Surpass Behavioral Health (provides therapy for autism patients). Revenue increased in other healthcare businesses by 12% in 2025 from growth in home health and hospice services and the other healthcare businesses. Operating results improved substantially at home health and hospice, and improved at all the other healthcare businesses; operating results also benefited from a reduction in pension expense.
In January 2022, Healthcare implemented a pension credit retention program offering a pension credit up to $50,000 per employee, cliff vested after three years of continuous employment for certain existing employees and new employees. Effective April 1, 2024, this program is no longer being offered to new employees.
In the third quarter of 2025, home health and hospice recorded $1.0 million of lease impairment charges.
The Company also holds interests in four home health and hospice joint ventures managed by Healthcare, whose results are included in equity in earnings of affiliates in the Company’s Consolidated Statements of Operations. In 2025 and 2024, the Company recorded equity in earnings of $13.6 million and $13.7 million, respectively, from these joint ventures.

Manufacturing
A summary of manufacturing’s operating results is as follows:

	Year Ended December 31
(in thousands)	2025	2024	% Change
Revenue	$436,279	$395,642	10
Operating Income	18,621	18,370	1
Manufacturing includes four businesses: Hoover, a supplier of pressure impregnated kiln-dried lumber and plywood products for fire retardant and preservative applications; Dekko, a manufacturer of electrical workspace solutions, architectural lighting and electrical components and assemblies; Joyce, a manufacturer of screw jacks and other linear motion systems; and Forney, a global supplier of products and systems that control and monitor combustion processes in electric utility and industrial applications. On July 15, 2025, Hoover acquired Arconic Architectural Products, LLC, a wholly-owned subsidiary of Arconic Corporation (operating as Hoover Architectural Solutions), which manufactures aluminum cladding products and operates within the broader non-residential materials space from its facility in Eastman, GA. A significant portion of the purchase price was funded by the Company’s assumption of $107.5 million in net pension obligations.
Manufacturing revenues increased 10% in 2025 due to increased revenues at Hoover, Dekko and Joyce, partially offset by lower revenues at Forney. The revenue increase at Hoover is due to the Arconic acquisition, partially offset by a decline in overall product demand. Revenues improved at Dekko due largely to sales growth for commercial office power and data products, and medical equipment assembly products. Overall, Hoover results included modest wood gains on inventory sales in 2025 and 2024. Manufacturing operating results improved slightly in 2025 due to substantially improved results at Dekko, along with a modest improvement at Joyce and Forney, partially offset by significant declines at Hoover. Hoover results in 2025 included significant transaction, transition and intangible asset amortization costs related to the Arconic transaction, along with a substantial decline in Hoover’s core fire-retardant wood product business from the continued sluggish multi-family housing market. Excluding costs related to the Arconic transaction, Hoover Architectural Solutions had positive operating results in the second half of 2025.
In the third quarter of 2025, the Company offered a SIP to certain employees at Joyce; $0.1 million in related non-operating pension expense was recorded. In the third and fourth quarters of 2024, Dekko offered SIPs to certain employees; $0.2 million in related non-operating pension expense was recorded.
Automotive
A summary of automotive’s operating results is as follows:

	Year Ended December 31
(in thousands)	2025	2024	% Change
Revenue	$1,133,153	$1,200,477	(6)
Operating Income	17,380	38,015	(54)
Automotive includes eight automotive dealerships in the Washington, D.C. metropolitan area and Richmond, VA: Ourisman Lexus of Rockville, Ourisman Honda of Tysons Corner, Ourisman Ford of Manassas, Toyota of Woodbridge, Ourisman Chrysler-Dodge-Jeep-Ram (CDJR) of Woodbridge, Ourisman Toyota of Richmond, and Ourisman Kia of Bethesda. In addition, on October 21, 2025, the Company acquired a Honda automotive dealership in Woodbridge, VA, including the real property for the dealership operations. Christopher J. Ourisman, a member of the Ourisman Automotive Group family of dealerships, and his team of industry professionals operates and manages the dealerships; the Company holds a 90% stake.
The Company recently decided to cease operations of the Ourisman Jeep of Bethesda dealership, which was closed in early September 2025. As a result, the Company recorded a $0.6 million intangible asset impairment charge on the related franchise agreement in the third quarter of 2025. In addition, as a result of underperformance at the CDJR automotive dealership from a continued decline in revenues, the Company recorded a $10.1 million intangible asset impairment charge in the fourth quarter of 2025.
Revenues for 2025 decreased 6% due to the closure of the Ourisman Jeep of Bethesda dealership in September 2025, and declines in new and used vehicle sales and sales of finance and insurance products offerings. The decline was partially offset by the Honda of Woodbridge acquisition as well as sales growth for services and parts. Operating results for 2025 declined due to lower overall sales and gross margins on new and used vehicles and a decline in finance and insurance product sales, partially offset by higher overall gross profit on services and parts.

Other Businesses
In the first half of 2025, the Company completed the sale of various websites and related businesses of World of Good Brands (WGB). All remaining WGB operations were substantially shut down by the end of the third quarter of 2025. WGB recorded various asset write-offs and incurred other costs in the second and third quarters of 2025 related to these actions.
A summary of revenue by category for other businesses:

	Year Ended December 31
(in thousands)	2025	2024	% Change
Operating Revenues
Specialty (1)	$163,669	$153,651	7
Retail (2)	118,100	110,286	7
Media (3)	75,891	92,583	(18)
	$357,660	$356,520	0
____________

(1)	Includes Clyde’s Restaurant Group, Decile and Supporting Cast
(2)	Includes Framebridge, Saatchi Art and Society6
(3)	Includes Slate, Foreign Policy, Code3, WGB and City Cast
Overall, revenue from other businesses increased slightly in 2025. Specialty revenue increased due to revenue growth at CRG and Supporting Cast. Retail revenue increased due to revenue growth at Framebridge and Saatchi Art, partially offset by lower revenue at Society6. Media revenue declined due to lower revenue at WGB, Slate, and Code3, partially offset by revenue growth at Foreign Policy and City Cast.
Overall, operating results at other businesses improved in 2025 due largely to $26.3 million in goodwill and intangible asset impairment charges at WGB in 2024. Excluding these impairment charges, operating losses in 2025 were modestly lower than the prior year.
Clyde’s Restaurant Group
CRG owns and operates 14 restaurants and entertainment venues in the Washington, D.C. metropolitan area, including Old Ebbitt Grill and The Hamilton. In July 2024, CRG opened Rye Street Tavern, a new restaurant in Baltimore, MD. In November 2024, CRG opened Cordelia Fishbar, a new restaurant in Washington, D.C. Revenue increased in 2025 due to the new restaurant openings and modest price increases, partially offset by softer demand and lower guest traffic at the D.C. restaurants in the second half of 2025. CRG reported an operating profit in 2025 and 2024, with operating results improved in 2025; pre-opening expenses incurred for new restaurants were lower in 2025.
CRG plans to open a new restaurant in Reston, VA in the second quarter of 2026, as well as a Clyde’s at Dulles International Airport under a licensing agreement later in 2026.
Framebridge
Framebridge is a custom framing service company, headquartered in the Washington, D.C. area, with 44 retail locations and four manufacturing facilities in Kentucky, Virginia and Nevada (opened in the third quarter of 2025). Framebridge opened 13 new stores in 2025, including six new stores in California, and continues to actively explore opportunities for further store expansion. Revenues grew in 2025 due to an increase in retail revenue from same-store sales growth and operating additional retail stores compared to 2024, as well as higher online revenues, particularly during the holiday season. Framebridge is an investment stage business and reported significant operating losses in 2025 and 2024, and operating losses at Framebridge in 2025 were higher than in 2024. Framebridge operating results include ongoing expansion investments from new retail store openings and the new manufacturing facility in Nevada.
In the first and second quarters of 2024, Framebridge offered a SIP; $1.4 million in related non-operating pension expense was recorded.
Other
Other businesses also include Code3, a performance marketing agency focused on driving performance for brands through three core elements of digital success: media, creative and commerce; Slate and Foreign Policy, which publish online and print magazines and websites; Saatchi Art and Society6, which offer art and designs of various consumer products; and three investment stage businesses, Decile, City Cast and Supporting Cast. Foreign Policy, Supporting Cast, City Cast, and Saatchi Art reported revenue growth in 2025, while WGB, Society6, Slate and Code3 reported revenue declines. Losses from Society6, WGB, City Cast, Saatchi Art, Decile, Slate and Supporting Cast in 2025 adversely affected operating results, while Foreign Policy reported an operating profit and Code3 reported break-even results. In the second quarter of 2024, the Company recorded $26.3 million in goodwill and intangible asset impairment charges at WGB. Excluding the impairment charge, operating results in 2025 improved at Society6, Decile, Code3, Foreign Policy, Supporting Cast and Saatchi Art, with declines at Slate and increased losses at City Cast.
In 2025, the Company offered SIPs to certain employees at Code3, Saatchi Art, Society6, WGB and Decile; $7.0 million in related non-operating pension expense was recorded. In 2024, the Company offered SIPs to certain employees at Code3, Decile, Slate, Society6, Saatchi Art and WGB to reduce the number of employees; $1.8 million in related non-operating pension expense was recorded.
Corporate Office
Corporate office includes the expenses of the Company’s corporate office and certain continuing obligations related to prior business dispositions. Corporate office expenses were up in 2025 due to increased incentive compensation and employee healthcare costs, higher professional fees incurred related to transactions, and increased information technology costs.
Equity in Earnings (Losses) of Affiliates
At December 31, 2025, the Company held an approximate 25% interest in Intersection Holdings, LLC (Intersection), a company that provides digital marketing and advertising services and products for cities, transit systems, airports, and other public and private spaces; and a 41.4% interest in Realm on a fully diluted basis. The Company also holds interests in several other affiliates, including a number of home health and hospice joint ventures managed by GHG and a joint venture managed by Kaplan. Overall, the Company recorded equity in earnings of affiliates of $16.4 million for 2025, compared to losses of $3.3 million for 2024. These amounts include $16.7 million and $3.5 million in net losses for 2025 and 2024, respectively, from affiliates whose operations are not managed by the Company. The 2025 amount also includes a gain of $18.6 million in equity earnings related to the Company’s investment in Intersection. The 2024 amount also includes a $14.4 million impairment loss on the Company’s investment in N2K Networks.
Net Interest Expense and Related Balances
On November 24, 2025, the Company issued $500 million of 5.625% unsecured eight-year fixed-rate notes due December 1, 2033. Interest is paid semi-annually on June 1 and December 1. Also on November 24, 2025, the Company used the net proceeds from the sale of the notes, together with the borrowings under the revolving credit agreement, to (i) redeem the $400 million of 5.75% notes due June 1, 2026, (ii) refinance outstanding revolving loans under the existing revolving credit facility, and (iii) repay all amounts outstanding under the Company's existing $150 million term loan. On October 21, 2025, the automotive subsidiary borrowed $38.7 million under the delayed draw term loan to finance the acquisition of a Honda automotive dealership, including the real property for the dealership operations.
The Company incurred net interest expense of $110.5 million in 2025, compared to $176.3 million in 2024. The Company recorded net interest expense of $54.5 million and $119.3 million in 2025 and 2024, respectively, to adjust the fair value of the mandatorily redeemable noncontrolling interest at GHG. The significant adjustments recorded in 2025 and 2024 are largely related to a substantial increase in the estimated fair value of CSI. On February 25, 2025, the Company and a group of minority shareholders entered into an agreement to settle a significant portion of the mandatorily redeemable noncontrolling interest for a total of $205 million, which consisted of approximately $186.25 million in cash and $18.75 million in Graham Holdings Company Class B common stock.
Excluding these adjustments, the net interest expense was down slightly in 2025 compared to 2024.
At December 31, 2025, the Company had $880.8 million in borrowings outstanding at an average interest rate of 5.7%, and cash, marketable equity securities and other investments of $1,400.4 million. At December 31, 2025, the Company had $222.5 million outstanding on its $400 million revolving credit facility. At December 31, 2024, the Company had $748.2 million in borrowings outstanding at an average interest rate of 6.0%, and cash, marketable equity securities and other investments of $1,156.6 million.
Non-Operating Pension and Postretirement Benefit Income, Net
The Company recorded net non-operating pension and postretirement benefit income of $127.5 million in 2025, compared to $794.9 million in 2024.
In the third quarter of 2025, the Company recorded $2.5 million in expenses related to non-operating SIPs at Kaplan, the television broadcasting division, manufacturing, the corporate office and other businesses. In the second quarter of 2025, the Company recorded $6.0 million in expenses related to non-operating SIPs at the education and television broadcasting divisions and other businesses. In the first quarter of 2025, the Company recorded $0.6 million in expenses related to non-operating SIPs at other businesses. The SIPs were funded by the assets of the Company’s pension plan.
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
Gain on Marketable Equity Securities, Net
The Company recognized $200.2 million in net gains on marketable equity securities in 2025 compared to $181.3 million in 2024.
Other Non-Operating (Expense) Income
The Company recorded total other non-operating expense, net, of $18.9 million in 2025, compared to income of $12.5 million in 2024. The 2025 amounts included $14.7 million in impairments on cost method investments and $10.1 million in foreign currency losses, partially offset by $4.7 million in gains on sales of cost method investments and other items. The 2024 amounts included gains of $7.2 million on the sales of certain businesses and websites; $5.4 million in foreign currency gains; $0.9 million in gains related to sale of businesses and contingent consideration, and other items; partially offset by $1.5 million in net fair value decreases on cost method investments and $0.7 million in impairments on cost method investments.
Provision for Income Taxes
The Company’s effective tax rates for 2025 and 2024 were 32.6% and 28.5%, respectively. The Company’s effective tax rate in 2025 and 2024 was unfavorably impacted by permanent differences related to the interest expense recorded to adjust the fair value of the mandatorily redeemable noncontrolling interest at the healthcare division and the goodwill and intangible asset impairment charges. In addition, the 2025 effective tax rate was unfavorably impacted by a $9.9 million deferred tax adjustment arising from a change in the estimated deferred state income tax rate attributable to the apportionment formula used in the calculation of deferred taxes related to the Company’s pension and other postretirement plans. Excluding the impact of these items, the overall income tax rates for 2025 and 2024 were 27.6% and 25.8%, respectively.
Earnings Per Share
The calculation of diluted earnings per share for the 2025 was based on 4,372,606 weighted average shares outstanding, compared to 4,404,807 for 2024. At December 31, 2025, there were 4,360,943 shares outstanding.
FINANCIAL CONDITION: LIQUIDITY AND CAPITAL RESOURCES
The Company considers the following when assessing its liquidity and capital resources:

	As of December 31
(In thousands)	2025	2024
Cash and cash equivalents	$266,988	$260,852
Restricted cash	44,417	37,001
Investments in marketable equity securities and other investments	1,088,970	858,743
Total debt	880,756	748,192
Cash generated by operations is the Company’s primary source of liquidity. The Company maintains investments in a portfolio of marketable equity securities, which is considered when assessing the Company’s sources of liquidity. An additional source of liquidity includes the undrawn portion of the Company’s $400 million revolving credit facility, amounting to $177.5 million at December 31, 2025.
During 2025, the Company’s cash and cash equivalents increased by $6.1 million, due to cash generated from operations and net borrowings from new debt, which was partially offset by the settlement of a significant portion of the mandatorily redeemable noncontrolling interest, capital expenditures, business acquisitions, purchases of marketable equity securities, investments in equity affiliates, dividend payments, and net repayments of the vehicle floor plan payable. In 2025, the Company’s borrowings increased by $132.6 million, primarily due to the issuance of

$500 million senior unsecured eight-year fixed-rate notes, additional borrowings under the revolving credit facility, and new term loans at the automotive subsidiary, offset by repayment of the outstanding $400 million unsecured senior fixed-rate notes and the term loan.
As of December 31, 2025 and 2024, the Company had money market investments of $5.3 million and $3.9 million, respectively, that were included in cash and cash equivalents. At December 31, 2025, the Company held approximately $191 million in cash and cash equivalents in businesses domiciled outside the U.S., of which approximately $6 million is not available for immediate use in operations or for distribution. Additionally, Kaplan’s business operations outside the U.S. retain cash balances to support ongoing working capital requirements, capital expenditures, and regulatory requirements. As a result, the Company considers a significant portion of the cash and cash equivalents balance held outside the U.S. as not readily available for use in U.S. operations.
At December 31, 2025, the fair value of the Company’s investments in marketable equity securities was $1,081.9 million, which includes investments in the common stock of five publicly traded companies. The Company purchased $29.8 million of marketable equity securities during 2025. There were no sales of marketable equity securities during 2025. At December 31, 2025, the net unrealized gain related to the Company’s investments totaled $825.0 million.
The Company had working capital of $1,042.5 million and $898.8 million at December 31, 2025 and 2024, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments.
At December 31, 2025 and 2024, the Company had borrowings outstanding of $880.8 million and $748.2 million, respectively. The Company’s borrowings at December 31, 2025 were mostly from $500.0 million of 5.625% unsecured notes due December 1, 2033, $222.5 million in outstanding borrowings under the Company’s revolving credit facility, and real estate and capital term loans of $155.9 million at the automotive subsidiary. The Company’s borrowings at December 31, 2024 were mostly from $400.0 million of 5.75% unsecured notes due June 1, 2026, $62.8 million in outstanding borrowings under the Company’s revolving credit facility, a term loan of $140.1 million, and real estate and capital term loans of $127.6 million at the automotive subsidiary.
On November 24, 2025, the Company issued $500 million of senior unsecured fixed-rate notes due December 1, 2033 (the Notes). The Notes are guaranteed, jointly and severally, on a senior unsecured basis, by certain of the Company's existing and future domestic subsidiaries, as described in the terms of the indenture, dated as of November 24, 2025 (the Indenture). The Notes have a coupon rate of 5.625% per annum, payable semi-annually on June 1 and December 1 of each year, beginning on June 1, 2026. The Company may redeem the Notes in whole or in part at any time at the respective redemption prices described in the Indenture.
In combination with the issuance of the Notes, the Company amended and restated the Second Amended and Restated Five Year Credit Agreement, dated as of May 3, 2022, to, among other things, (i) increase the Company’s borrowing capacity by replacing the existing revolving commitments with a new revolving credit facility in the aggregate principal amount of $400 million, (ii) extend the maturity of the facility to November 24, 2030, and (iii) increase the letter of credit sublimit to $40 million.
The Company used the net proceeds from the sale of the Notes, together with borrowings under the new revolving credit facility, to (i) redeem the $400 million of 5.75% unsecured notes due June 1, 2026, (ii) refinance outstanding revolving loans under the existing revolving credit facility, and (iii) repay all amounts outstanding under the Company's existing $150 million term loan.
On September 26, 2023, the Company’s automotive subsidiary entered into a credit agreement with Truist Bank that includes a delayed draw term loan under which the proceeds may be used to (i) finance the acquisition of automobile dealerships (delayed draw capital loan), and (ii) finance the acquisition of real estate (delayed draw real estate loan). The delayed draw term loan bears interest at variable rates based on Secured Overnight Financing Rate (SOFR) plus an applicable margin based on the type of delayed draw term loan requested. On September 24, 2025, the Company executed an amendment to extend the delayed draw term loan availability to November 10, 2025. On October 21, 2025, the automotive subsidiary borrowed $38.7 million under the delayed draw term loan to finance the acquisition of a Honda automotive dealership, including the real property for the dealership operations. The real estate term loan is payable in monthly installments of $0.4 million and bears interest at variable rates based on SOFR plus 1.75% per annum, and the capital term loan is payable in monthly installments of $0.7 million and bears interest at variable rates based on SOFR plus an applicable margin.
During 2025 and 2024, the Company had average borrowings outstanding of approximately $834.2 million and $804.7 million, respectively, at average annual interest rates of approximately 6.0% and 6.3%, respectively. The Company incurred net interest expense of $110.5 million and $176.3 million, respectively, during 2025 and 2024. Included in the 2025 and 2024 interest expense is $54.5 million and $119.3 million, respectively, to adjust the fair value of the mandatorily redeemable noncontrolling interest (see Note 11).

On February 25, 2025, the Company and a group of minority shareholders entered into an agreement to settle a significant portion of the mandatorily redeemable noncontrolling interest related to GHC One, including CSI, for a total of $205 million, which consisted of approximately $186.25 million in cash and $18.75 million in Graham Holdings Company Class B common stock.
The settlement agreement resulted in a $66.2 million increase to the mandatorily redeemable noncontrolling interest obligation, which the Company recorded as interest expense in the first quarter of 2025. The remaining mandatorily redeemable noncontrolling interest obligation related to GHC One and GHC Two was $8.4 million at December 31, 2025.
On November 12, 2025, Moody’s affirmed the Company’s credit rating and maintained the outlook as Stable. Also on November 12, 2025, Standard & Poor’s affirmed the Company’s credit rating and maintained the outlook as Stable.
The Company’s current credit ratings are as follows:

	Moody’s	Standard & Poor’s
Long-term	Ba1	BB
Outlook	Stable	Stable
The Company expects to fund its estimated capital needs primarily through existing cash balances and internally generated funds, and, as needed, from borrowings under its revolving credit facility. As of December 31, 2025, the Company had $222.5 million outstanding under the $400 million revolving credit facility. In management’s opinion, the Company will have sufficient financial resources to meet its business requirements in the next 12 months, including working capital requirements, capital expenditures, interest payments, potential acquisitions and strategic investments, dividends and stock repurchases.
In summary, the Company’s cash flows for each period were as follows:

	Year Ended December 31
(In thousands)	2025	2024	2023
Net cash provided by operating activities	$347,185	$406,988	$259,875
Net cash used in investing activities	(179,441)	(62,330)	(152,975)
Net cash used in financing activities	(165,477)	(240,967)	(99,835)
Effect of currency exchange rate change	11,285	(7,729)	4,394
Net increase in cash and cash equivalents and restricted cash	$13,552	$95,962	$11,459
Operating Activities. Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. The Company’s net cash flow provided by operating activities were as follows:

	Year Ended December 31
(In thousands)	2025	2024	2023
Net Income	$303,267	$732,610	$211,704
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and goodwill and other long-lived asset impairments	124,741	173,987	235,169
Amortization of lease right-of-use asset	59,749	63,253	67,734
Net pension benefit, settlement gain and early retirement and special separation benefit expense	(83,771)	(740,152)	(101,398)
Other non-cash activities	(81,039)	65,949	(84,399)
Change in operating assets and liabilities	24,238	111,341	(68,935)
Net Cash Provided by Operating Activities	$347,185	$406,988	$259,875
Net cash provided by operating activities consists primarily of cash receipts from customers, less disbursements for costs, benefits, income taxes, interest and other expenses.
For 2025 compared to 2024, the decrease in net cash provided by operating activities is primarily due to changes in operating assets and liabilities, partially offset by higher net income, net of non-cash adjustments. Changes in operating assets and liabilities were driven by an increase in the value of the mandatorily redeemable noncontrolling interest and lower purchases of inventory, partially offset by lower collections from customers. The increase in the value of the mandatorily redeemable noncontrolling interest in 2025 was $64.8 million lower than the corresponding increase in 2024. The change in non-cash activities is largely the result of a significant decrease in the provision for deferred income taxes.

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
Investing Activities. The Company’s net cash flow used in investing activities were as follows:

	Year Ended December 31
(In thousands)	2025	2024	2023
Purchases of property, plant and equipment	$(71,881)	$(82,912)	$(93,447)
Investments in certain businesses, net of cash acquired	(71,235)	(4,118)	(78,149)
Investments in equity affiliates and cost method investments	(39,575)	(4,554)	(14,050)
Net (purchases of) proceeds from sales of marketable equity securities	(29,823)	18,524	55,817
Net proceeds from sales of businesses, property, plant and equipment, investments and other assets	26,163	8,387	4,294
Loan to related party	—	(2,000)	(30,000)
Other	6,910	4,343	2,560
Net Cash Used in Investing Activities	$(179,441)	$(62,330)	$(152,975)
Capital Expenditures. The amounts reflected in the Company’s Statements of Cash Flows are based on cash payments made during the relevant periods, whereas the Company’s capital expenditures for 2025, 2024 and 2023 disclosed in Note 19 to the Consolidated Financial Statements include assets acquired during the year. The Company estimates that its capital expenditures will be in the range of $90 million to $100 million in 2026.
Acquisitions. During 2025, the Company acquired five businesses: one small business in supplemental education, two small businesses in other healthcare businesses, one in manufacturing and one in automotive for $71.2 million in cash and the assumption of floor plan payables and $107.5 million in net pension obligations. In July 2025, Hoover acquired 100% of Arconic Architectural Products, LLC, a wholly-owned subsidiary of Arconic Corporation, which manufactures aluminum cladding products and operates within the broader non-residential materials space from its facility in Eastman, GA. A significant portion of the purchase price was funded by the Company’s assumption of certain pension obligations. In October 2025, the Company’s automotive subsidiary acquired a Honda automotive dealership, including the real property for the dealership operations. In addition to a cash payment and the assumption of $4.9 million in floor plan payables, the automotive subsidiary borrowed $38.7 million under the delayed draw term loan to finance the acquisition.
During 2024, the Company acquired two small businesses. During 2023, the Company acquired five businesses: one in automotive, three small businesses in other healthcare businesses and one in other businesses for $83.3 million in cash and contingent consideration and the assumption of floor plan payables. In September 2023, the Company’s automotive subsidiary acquired a Toyota automotive dealership, including the real property for the dealership operations. In addition to a cash payment and the assumption of $2.2 million in floor plan payables, the automotive subsidiary borrowed $37.0 million to finance the acquisition.
Transactions with Related Parties. In September 2025, the Company invested an additional $29.3 million in its equity affiliate Intersection. Intersection used a portion of the additional investment to settle, in a non-cash exchange, $19.3 million of the outstanding amount owed to the Company on the $30 million term loan extended in April 2023. In November 2025, the Company invested an additional $28.7 million in Intersection. In December 2025, Intersection repaid the $5.0 million remaining outstanding balance on the term loan. In May 2024, the Company entered into a convertible promissory note agreement to loan N2K Networks $2.0 million. The convertible promissory note bears interest at a rate of 12% per annum and, subject to conversion provisions, all unpaid interest and principal are due by May 2027. During 2023, the Company made additional investments in Intersection and Realm.
Net (Purchases of) Proceeds from Sales of Marketable Equity Securities. The Company purchased $29.8 million, $5.0 million, and $4.6 million of marketable equity securities during 2025, 2024 and 2023, respectively. There were no sales of marketable equity securities during 2025. During 2024 and 2023, the Company sold marketable securities that generated proceeds of $23.5 million and $62.0 million, respectively.
Disposition of Businesses and Investments. In 2025, the Company received proceeds from the sale of a cost method investment. In April 2025, Kaplan completed the sale of a small business, BridgeU Limited, which was included in KI. In 2024 and the first half of 2025, WGB completed the sale of various websites and related businesses that made up the WGB operations. All remaining WGB operations were substantially shut down by the end of the third quarter of 2025. In July 2024, Kaplan completed the sale of a small business, Red Marker, which was included in KI.

Financing Activities. The Company’s net cash flow used in financing activities were as follows:

	Year Ended December 31
(In thousands)	2025	2024	2023
Distributions paid to noncontrolling interests	$(191,895)	$(6,116)	$(5,306)
Net borrowing (payments) under revolving credit facilities	151,855	(35,756)	(104,244)
Net (repayments of) proceeds from vehicle floor plan payable	(33,864)	(416)	73,732
(Repayments) issuance of borrowings, net	(19,190)	(27,637)	171,643
Dividends paid	(31,360)	(30,347)	(30,953)
Common shares repurchased	(3,468)	(114,101)	(193,160)
Other	(37,555)	(26,594)	(11,547)
Net Cash Used in Financing Activities	$(165,477)	$(240,967)	$(99,835)
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
Borrowings and Vehicle Floor Plan Payable. In 2025, the Company issued $500 million senior unsecured fixed rate notes due December 1, 2033 at a coupon rate of 5.625%. In combination with the issuance of the notes, the Company amended and restated its revolving credit facility to increase the borrowing capacity to $400 million and extend the maturity to November 24, 2030. The Company used the net proceeds from the sale of the notes, together with the borrowings under the revolving credit agreement, to (i) redeem the $400 million of 5.75% notes due June 1, 2026, (ii) refinance outstanding revolving loans under the existing revolving credit facility, and (iii) repay all amounts outstanding under the Company's existing $150 million term loan. Also in 2025, the automotive subsidiary borrowed $38.7 million under the delayed draw term loan to finance the acquisition of a Honda automotive dealership, including the real property for the dealership operations.
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
In 2025, 2024, and 2023, the Company used vehicle floor plan financing to fund the purchase of new, used and service loaner vehicles at its automotive subsidiary. The (repayments of) proceeds from the vehicle floor plan payable fluctuates with changes in the amount of vehicle inventory held by the automotive dealerships.
Dividends. The annual dividend rate per share was $7.20, $6.88 and $6.60 in 2025, 2024 and 2023, respectively. The Company expects to pay a dividend of $7.52 per share in 2026.
Common Stock Repurchases. During 2025, the Company purchased a total of 3,978 shares of its Class B common stock at a cost of approximately $3.5 million resulting from the net settlement of stock awards upon vesting. During 2024 and 2023, the Company purchased a total of 152,948 and 325,134 shares, respectively, of its Class B common stock at a cost of approximately $115.2 million and $195.0 million, respectively, including commissions and accrued excise tax of $1.1 million and $1.8 million, respectively. On September 12, 2024, the Board of Directors authorized the Company to acquire up to 500,000 shares of its Class B common stock. The Company did not announce a ceiling price or time limit for the purchases. At December 31, 2025, the Company had remaining authorization from the Board of Directors to purchase up to 462,482 shares of Class B common stock.
Other. In 2025, 2024 and 2023, the Company paid $7.0 million, $5.4 million and $5.3 million, respectively, related to contingent consideration and deferred payments from prior acquisitions. In December 2023, the Company acquired some of the minority-owned shares of CSI for a total amount of $20.0 million. The Company paid cash of $5.0 million and entered into a promissory note with the minority owners for the remaining $15.0 million.

Contractual Obligations. The following reflects a summary of the Company’s contractual obligations as of December 31, 2025:

(in thousands)	2026	2027	2028	2029	2030	Thereafter	Total
Debt and interest	$69,505	$62,526	$176,196	$39,500	$261,018	$584,375	$1,193,120
Finance leases	17,623	4,896	2,319	80	55	—	24,973
Operating leases	107,454	79,378	66,239	57,225	43,532	262,631	616,459
Television broadcasting commitments (1)	50,650	19,218	10,849	544	60	—	81,321
IT software and services	44,680	28,738	8,888	1,431	1,292	—	85,029
Other purchase obligations (2)	29,454	4,513	4,346	1,109	1,090	—	40,512
Long-term liabilities (3)	2,149	2,143	2,128	2,119	1,639	757	10,935
Total	$321,515	$201,412	$270,965	$102,008	$308,686	$847,763	$2,052,349
___________________

(1)	Includes network fees, employment agreements and programming purchase commitments for the Company’s television broadcasting business.
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
At KI and Kaplan Supplemental Education, estimates of average student course length are developed for each course, along with estimates for the anticipated level of student drops and refunds from test performance guarantees, and these estimates are evaluated on an ongoing basis and adjusted as necessary. As Kaplan’s businesses and related course offerings have changed, including more online programs, the complexity and significance of management’s estimates have increased.
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
The support fee and reimbursement for KHE support costs are entirely dependent on the availability of cash at the end of Purdue Global’s fiscal year (June 30), and therefore, all consideration in the contract is variable. The Company uses significant judgment to forecast the operating results of Purdue Global, the availability of cash at the end of each fiscal year, and the consideration it expects to receive from Purdue Global annually. Key assumptions used in the forecast model include student census and degree enrollment data, Purdue Global and KHE expenses, changes to working capital, contractually stipulated minimum payments, and lead conversion rates. The forecast is updated as uncertainties are resolved. The Company reviews and updates the assumptions regularly, as a significant change in one or more of these estimates could affect the revenue recognized. Changes to the estimated variable consideration were not material for the year ended December 31, 2025.
A KI business has a contract with an examination body through August 2029 comprised of two performance obligations, one to build and create a professional exam and another to manage the delivery of that exam to qualified candidates. The first obligation was completed in 2021. The second obligation began after the first obligation was completed and is expected to continue through the end of the contract term. Revenues are recognized for both of these obligations by allocating the transaction price based on forecasted financial results and the use of a market-based profit margin applied to costs incurred during the financial reporting period. This profit margin, determined at contract inception, is different for each obligation as a result of the different value created by each distinct obligation. The forecast, including key assumptions such as expected candidate volumes and related exam-management expenses, is updated as future uncertainties are resolved, which may result in changes to the transaction price. The Company reviews and updates the assumptions regularly, as a significant change in one or more of these estimates could affect revenue recognized. Changes to the estimated variable consideration were not material for the year ended December 31, 2025.
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

	As of December 31
(in millions)	2025	2024
Goodwill and indefinite-lived intangible assets	$1,756.5	$1,664.4
Total assets	8,395.7	7,677.2
Percentage of goodwill and indefinite-lived intangible assets to total assets	21%	22%
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

The Company had 25 reporting units as of December 31, 2025. The reporting units with significant goodwill balances as of December 31, 2025, were as follows, representing 92% of the total goodwill of the Company:

(in millions)	Goodwill
Education
Kaplan international	$614.1
Higher education	63.2
Supplemental education	172.8
Television broadcasting	190.8
CSI	87.1
Automotive	140.8
Hoover	128.9
Framebridge	60.9
Total	$1,458.6
As of November 30, 2025, in connection with the Company’s annual impairment testing, the Company decided to perform the quantitative goodwill impairment process at all of the reporting units. The Company’s policy requires the performance of a quantitative impairment review of the goodwill at least once every three years. The Company used a discounted cash flow model, and, where appropriate, a market value approach was also utilized to supplement the discounted cash flow model to determine the estimated fair value of its reporting units. The Company made estimates and assumptions regarding future cash flows, discount rates, long-term growth rates and market values to determine each reporting unit’s estimated fair value. The methodology used to estimate the fair value of the Company’s reporting units on November 30, 2025, was consistent with the one used during the 2024 annual goodwill impairment test.
The Company made changes to certain of its assumptions utilized in the discounted cash flow models for 2025 compared with the prior year to take into account changes in the economic environment, regulations and their impact on the Company’s businesses. The key assumptions used by the Company were as follows:
•Expected cash flows underlying the Company’s business plans for the periods 2026 through 2030 were used. The Company used expected cash flows for the periods 2026 through 2031 and 2026 through 2035 for the Framebridge and Hoover reporting units, respectively. The expected cash flows took into account historical growth rates, the effect of the changed economic outlook at the Company’s businesses, industry challenges and an estimate for the possible impact of any applicable regulations.
•Cash flows beyond the forecasted years were projected to grow at a long-term growth rate, which the Company estimated between 1.5% and 3% for each reporting unit.
•The Company used a discount rate of 9% to 25% to risk adjust the cash flow projections in determining the estimated fair value.
The fair value of each of the reporting units exceeded its respective carrying value as of November 30, 2025.
The estimated fair value of the Framebridge reporting unit exceeded its carrying values by a margin of less than 20%. The total goodwill at the Framebridge reporting unit was $60.9 million as of December 31, 2025, or 4% of the total goodwill of the Company. There exists a reasonable possibility that a decrease in the assumed projected cash flows or long-term growth rate, or an increase in the discount rate assumption used in the discounted cash flow model of this reporting unit, could result in a possible impairment charge.
The estimated fair value of the Company’s other reporting units with significant goodwill balances exceeded their respective carrying values by a margin in excess of 40%. It is possible that impairment charges could occur in the future, as changes in market conditions and the inherent variability in projecting future operating performance could result in adverse changes in projections for future operating results or other key assumptions, such as projected revenue, profit margin, capital expenditures or cash flows associated with fair value estimates and could lead to additional future impairments, which could be material.
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
In conjunction with the Company’s annual impairment review, as a result of underperformance at the CDJR automotive dealership from a continued decline in revenues, the Company recorded an indefinite-lived intangible asset impairment charge of $10.1 million. The Company estimated the fair value of the franchise right by utilizing the excess earnings method under a discounted cash flow model. The carrying value of the CDJR franchise right indefinite-lived intangible asset exceeded its estimated fair value, resulting in an indefinite-lived intangible asset impairment charge. CDJR automotive dealership is included in Automotive.
With the exception of the CDJR franchise right indefinite-lived intangible asset, the fair value of all the indefinite-lived intangible assets exceeded their respective carrying values as of November 30, 2025. The estimated fair values of indefinite-lived intangible assets with a total carrying value of $37.3 million exceeded their carrying value by a margin of less than 10%. There exists a reasonable possibility that impairment charges could occur in the future, as changes in market conditions and the inherent variability in projecting future operating performance could result in adverse changes in projections for future operating results or other key assumptions, such as projected revenue, profit margin, capital expenditures or cash flows associated with fair value estimates and could lead to future impairments, which could be material.
Pension Costs.  The Company sponsors a defined benefit pension plan for eligible employees in the U.S. Excluding curtailment gains, settlement gains and special termination benefits, the Company’s net pension credit was $93.0 million, $107.7 million and $111.3 million for 2025, 2024 and 2023, respectively. The Company’s pension benefit obligation and related credits are actuarially determined and are significantly impacted by the Company’s assumptions related to future events, including the discount rate, expected return on plan assets and rate of compensation increases. The Company evaluates these critical assumptions at least annually and, periodically, evaluates other assumptions involving demographic factors, such as retirement age, mortality and turnover, and updates them to reflect its experience and expectations for the future. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.
The Company assumed a 6.25% expected return on plan assets for 2025, 2024 and 2023. The Company’s actual return on plan assets was 16.9% in 2025, 19.1% in 2024 and 23.2% in 2023. The 10-year and 20-year actual returns on plan assets on an annual basis were 11.2% and 10.0%, respectively.
Accumulated and projected benefit obligations are measured as the present value of future cash payments. The Company discounts those cash payments using the weighted average of market-observed yields for high-quality fixed-income securities with maturities that correspond to the payment of benefits. Lower discount rates increase present values and generally increase subsequent-year pension costs; higher discount rates decrease present values and decrease subsequent-year pension costs. The Company’s discount rate at December 31, 2025, 2024 and 2023, was 5.6%, 5.8% and 5.2%, respectively, reflecting market interest rates.
Changes in key assumptions for the Company’s pension plan would have had the following effects on the 2025 pension credit, excluding curtailment gains, settlement gains and special termination benefits:
•    Expected return on assets – A 1% increase or decrease to the Company’s assumed expected return on plan assets would have increased or decreased the pension credit by approximately $26.8 million.
•    Discount rate – A 1% decrease to the Company’s assumed discount rate would have increased the pension credit by approximately $2.5 million. A 1% increase to the Company’s assumed discount rate would have decreased the pension credit by approximately $2.7 million.
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
Amortization of the unrecognized actuarial gain or loss is included as a component of pension credit for a year if the magnitude of the net unamortized gain or loss in accumulated other comprehensive income exceeds 10% of the greater of the benefit obligation or the market-related value of assets (10% corridor). The amortization component is equal to that excess divided by the average remaining service period of active employees expected to receive benefits under the plan. At the end of 2022, the Company had net unamortized actuarial gains in accumulated other comprehensive income subject to amortization outside the 10% corridor, and therefore, an amortized gain of $39.8 million was included in the pension credit for 2023.
During 2023, there were significant pension asset gains partially offset by a decrease in the discount rate that resulted in net unamortized actuarial gains in accumulated other comprehensive income subject to amortization outside the 10% corridor, and therefore, an amortized gain of $37.9 million was included in the pension credit for the first nine and a half months of 2024.
As a result of the irrevocable group annuity purchase, the Company remeasured the accumulated and projected benefit obligations as of October 17, 2024, and recorded a settlement gain. During the first nine and a half months, there were significant pension asset gains offset by the $653.4 million settlement gain following the purchase of the irrevocable group annuity contract that resulted in no net unamortized actuarial gains in accumulated other comprehensive income subject to amortization outside the 10% corridor, and therefore, no amortized gain amount was included in the pension credit for the last two and a half months of 2024. During the last two and a half months of 2024, there was an increase in the discount rate; however, the Company had no net unamortized actuarial gains in accumulated other comprehensive income subject to amortization outside the 10% corridor, and therefore, no amortized gain amount was included in the pension credit for 2025.
During 2025, there were significant pension asset gains partially offset by a decrease in the discount rate; however, the Company currently estimates that there will be no net unamortized actuarial gains in accumulated other comprehensive income subject to amortization outside the 10% corridor, and therefore, no amortized gain amount is included in the estimated pension credit for 2026.
Overall, the Company estimates that it will record a net pension credit of approximately $97.1 million in 2026.
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
As of December 31, 2025, the Company had state income tax net operating loss carryforwards of $1,318.6 million, which will expire at various future dates. Also at December 31, 2025, the Company had $78.5 million of non-U.S. income tax loss carryforwards, of which $24.5 million may be carried forward indefinitely; $44.3 million of losses that, if unutilized, will expire in varying amounts through 2030; and $9.7 million of losses that, if unutilized, will start to expire after 2030. At December 31, 2025, the Company has established approximately $83.0 million in total valuation allowances, primarily against deferred state tax assets, net of U.S. Federal income taxes, and non-U.S. deferred tax assets, as the Company believes that it is more likely than not that the benefit from certain state and non-U.S. net operating loss carryforwards and other deferred tax assets will not be realized. In most instances, the Company has established valuation allowances against state income tax benefits recognized, without considering potentially offsetting deferred tax liabilities established with respect to prepaid pension cost and goodwill. Prepaid pension cost and goodwill have not been considered a source of future taxable income for realizing deferred tax benefits recognized since these temporary differences are not likely to reverse in the foreseeable future. However, certain deferred state tax assets have an indefinite life. As a result, the Company has considered deferred tax liabilities for prepaid pension cost and goodwill as a source of future taxable income for realizing those deferred state tax assets with indefinite lives. The valuation allowances established against state and non-U.S. income tax benefits recorded may increase or decrease within the next 12 months, based on operating results or the market value of investment holdings; as a result, the Company is unable to estimate the potential tax impact, given the uncertain operating and market environment. The Company will be monitoring future operating results and projected future operating results on a quarterly basis to determine whether the valuation allowances provided against state and non-U.S. deferred tax assets should be increased or decreased, as future circumstances warrant.
Recent Accounting Pronouncements.  See Note 2 to the Company’s Consolidated Financial Statements for a discussion of recent accounting pronouncements.

    Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Graham Holdings Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Graham Holdings Company and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income (loss), of changes in common stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Arconic Architectural Products, LLC and Hendrick Honda of Woodbridge from its assessment of internal control over financial reporting as of December 31, 2025 because they were acquired by the Company in purchase business combinations during 2025. We have also excluded Arconic Architectural Products, LLC and Hendrick Honda of Woodbridge from our audit of internal control over financial reporting. Arconic Architectural Products, LLC and Hendrick Honda of Woodbridge are wholly-owned and majority-owned subsidiaries, respectively, whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting collectively each represent approximately 1% of the related consolidated financial statement amounts as of and for the year ended December 31, 2025.
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
Annual Goodwill Impairment Assessment - Framebridge Reporting Unit
As described in Notes 2 and 9 to the consolidated financial statements, the Company’s consolidated goodwill balance was $1,585.7 million as of December 31, 2025, and as disclosed by management, the goodwill associated with the Framebridge reporting unit was $60.9 million as of December 31, 2025. Management reviews goodwill for possible impairment at least annually, as of November 30, or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. An impairment charge is recognized for the amount by which the carrying value exceeds the reporting unit’s fair value. The quantitative goodwill impairment analysis at Framebridge indicated the estimated fair value of the reporting unit exceeded its carrying value as of November 30, 2025, the annual goodwill impairment assessment date. Management uses a discounted cash flow model, and, where appropriate, a market value approach is also utilized to supplement the discounted cash flow model, to determine the estimated fair value of the reporting units. Management makes assumptions regarding estimated future cash flows, discount rates, long-term growth rates and market values to determine the estimated fair value of each reporting unit.
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
February 25, 2026
We have served as the Company’s auditor since 1946.

GRAHAM HOLDINGS COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
(in thousands, except per share amounts)	2025	2024	2023
Operating Revenues
Sales of services	$2,664,808	$2,697,314	$2,484,327
Sales of goods	2,246,755	2,093,590	1,930,550
	4,911,563	4,790,904	4,414,877
Operating Costs and Expenses
Cost of services sold (exclusive of items shown below)	1,570,547	1,558,639	1,468,114
Cost of goods sold (exclusive of items shown below)	1,871,130	1,765,899	1,634,820
Selling, general and administrative	1,110,198	1,076,875	1,007,381
Depreciation of property, plant and equipment	80,366	87,046	86,064
Amortization of intangible assets	32,040	37,119	50,039
Impairment of goodwill and other long-lived assets	12,335	49,822	99,066
	4,676,616	4,575,400	4,345,484
Income from Operations	234,947	215,504	69,393
Equity in earnings (losses) of affiliates, net	16,394	(3,303)	(5,183)
Interest income	8,257	9,868	7,122
Interest expense	(118,787)	(186,149)	(63,301)
Non-operating pension and postretirement benefit income, net	127,539	794,949	133,812
Gain on marketable equity securities, net	200,170	181,295	138,067
Other (expense) income, net	(18,853)	12,546	19,094
Income Before Income Taxes	449,667	1,024,710	299,004
Provision for Income Taxes	146,400	292,100	87,300
Net Income	303,267	732,610	211,704
Net Income Attributable to Noncontrolling Interests	(10,976)	(7,976)	(6,416)
Net Income Attributable to Graham Holdings Company Common Stockholders	$292,291	$724,634	$205,288

Per Share Information Attributable to Graham Holdings Company Common Stockholders
Basic net income per common share	$67.11	$164.62	$43.96
Basic average number of common shares outstanding	4,331	4,372	4,639
Diluted net income per common share	$66.47	$163.40	$43.82
Diluted average number of common shares outstanding	4,373	4,405	4,654
See accompanying Notes to Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
(in thousands)	2025	2024	2023
Net Income	$303,267	$732,610	$211,704
Other Comprehensive Income (Loss), Before Tax
Foreign currency translation adjustments:
Translation adjustments arising during the year	45,136	(24,568)	21,927
Adjustment for sale of a business with foreign operations	646	(765)	—
	45,782	(25,333)	21,927
Pension and other postretirement plans:
Actuarial gain	283,882	351,322	380,593
Prior service (cost) credit	(663)	734	11,263
Amortization of net actuarial gain included in net income	(1,207)	(39,742)	(42,146)
Amortization of net prior service (credit) cost included in net income	(2,080)	(1,951)	1,641
Settlement included in net income	—	(653,427)	(1,087)
	279,932	(343,064)	350,264
Cash flow hedges (loss) gain	(831)	1,392	(5,630)
Other Comprehensive Income (Loss), Before Tax	324,883	(367,005)	366,561
Income tax (expense) benefit related to items of other comprehensive income (loss)	(72,600)	87,465	(88,375)
Other Comprehensive Income (Loss), Net of Tax	252,283	(279,540)	278,186
Comprehensive Income	555,550	453,070	489,890
Comprehensive income attributable to noncontrolling interests	(10,976)	(7,976)	(6,416)
Total Comprehensive Income Attributable to Graham Holdings Company	$544,574	$445,094	$483,474
See accompanying Notes to Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONSOLIDATED BALANCE SHEETS

	As of December 31
(In thousands, except share amounts)	2025	2024
Assets
Current Assets
Cash and cash equivalents	$266,988	$260,852
Restricted cash	44,417	37,001
Investments in marketable equity securities and other investments	1,088,970	858,743
Accounts receivable, net	576,754	514,426
Inventories and contracts in progress	303,370	295,808
Prepaid expenses	124,875	116,472
Income taxes receivable	15,447	7,714
Other current assets	10,274	7,608
Total Current Assets	2,431,095	2,098,624
Property, Plant and Equipment, Net	587,434	549,364
Lease Right-of-Use Assets	404,818	388,419
Investments in Affiliates	229,565	169,125
Goodwill, Net	1,585,666	1,500,036
Indefinite-Lived Intangible Assets	170,805	164,323
Amortized Intangible Assets, Net	61,631	56,696
Prepaid Pension Cost	2,772,394	2,510,520
Deferred Income Taxes	9,690	8,908
Deferred Charges and Other Assets	142,615	231,190
Total Assets	$8,395,713	$7,677,205

Liabilities and Equity
Current Liabilities
Accounts payable, vehicle floor plan payable and accrued liabilities	$721,626	$712,505
Deferred revenue	411,651	390,976
Income taxes payable	8,995	11,502
Mandatorily redeemable noncontrolling interest	6,874	—
Current portion of lease liabilities	64,290	58,239
Current portion of long-term debt	175,138	26,577
Total Current Liabilities	1,388,574	1,199,799
Accrued Compensation and Related Benefits	135,323	136,101
Other Liabilities	28,639	27,361
Deferred Income Taxes	890,984	739,260
Mandatorily Redeemable Noncontrolling Interest	1,527	159,548
Lease Liabilities	377,897	362,885
Long-Term Debt	705,618	721,615
Total Liabilities	3,528,562	3,346,569
Commitments and Contingencies (Note 18)
Redeemable Noncontrolling Interests	39,824	43,821
Preferred Stock, $1 par value; 977,000 shares authorized, none issued	—	—
Common Stockholders’ Equity
Common stock
Class A Common stock, $1 par value; 7,000,000 shares authorized; 964,001 shares issued and outstanding	964	964
Class B Common stock, $1 par value; 40,000,000 shares authorized; 19,035,999 shares issued; 3,396,942 and 3,368,306 shares outstanding	19,036	19,036
Capital in excess of par value	379,896	356,919
Retained earnings	8,292,681	8,031,750
Accumulated other comprehensive income, net of taxes
Cumulative foreign currency translation adjustment	(12,262)	(58,044)
Unrealized gain on pensions and other postretirement plans	601,064	393,949
Cash flow hedges	(1,722)	(1,108)
Cost of 15,639,057 and 15,667,693 shares of Class B common stock held in treasury	(4,485,632)	(4,486,805)
Total Common Stockholders’ Equity	4,794,025	4,256,661
Noncontrolling Interests	33,302	30,154
Total Equity	4,827,327	4,286,815
Total Liabilities and Equity	$8,395,713	$7,677,205
See accompanying Notes to Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
(In thousands)	2025	2024	2023
Cash Flows from Operating Activities
Net Income	$303,267	$732,610	$211,704
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and goodwill and other long-lived asset impairments	124,741	173,987	235,169
Amortization of lease right-of-use asset	59,749	63,253	67,734
Net pension benefit, settlement gain and early retirement and separation program costs	(83,771)	(740,152)	(101,398)
Gain on marketable equity securities and cost method investments, net	(185,445)	(179,024)	(140,671)
Credit loss expense	3,883	3,591	6,045
Stock-based compensation expense, net of forfeitures	5,718	6,326	6,712
Accretion expense and change in fair value of contingent consideration liabilities	233	115	(6,593)
Foreign exchange loss (gain)	10,051	(5,415)	1,141
Gain on disposition of businesses, property, plant and equipment, investments and other assets, net	(3,996)	(7,674)	(11,811)
Equity in (earnings) losses of affiliates, net of distributions	(3,880)	18,844	20,751
Provision for deferred income taxes	92,489	227,400	43,765
Change in operating assets and liabilities:
Accounts receivable	(11,198)	11,317	8,231
Inventories	35,287	8,297	(62,873)
Accounts payable and accrued liabilities	5,283	13,910	24,695
Deferred revenue	(1,711)	6,435	38,497
Income taxes receivable/payable	(10,733)	3,217	6,152
Lease liabilities	(57,645)	(62,516)	(71,471)
Other assets and other liabilities, net	64,955	130,681	(12,166)
Other	(92)	1,786	(3,738)
Net Cash Provided by Operating Activities	347,185	406,988	259,875
Cash Flows from Investing Activities
Purchases of property, plant and equipment	(71,881)	(82,912)	(93,447)
Investments in certain businesses, net of cash acquired	(71,235)	(4,118)	(78,149)
Investments in equity affiliates and cost method investments	(39,575)	(4,554)	(14,050)
Purchases of marketable equity securities	(29,823)	(5,000)	(6,162)
Net proceeds from sales of businesses, property, plant and equipment, investments and other assets	26,163	8,387	4,294
Proceeds from sales of marketable equity securities	—	23,524	61,979
Loan to related party	—	(2,000)	(30,000)
Other	6,910	4,343	2,560
Net Cash Used in Investing Activities	(179,441)	(62,330)	(152,975)
Cash Flows from Financing Activities
Repayments of borrowings	(558,085)	(29,026)	(121,744)
Issuance of borrowings	538,895	1,389	293,387
Distributions paid to noncontrolling interests	(191,895)	(6,116)	(5,306)
Net borrowings (payments) under revolving credit facilities	151,855	(35,756)	(104,244)
Net (repayments of) proceeds from vehicle floor plan payable	(33,864)	(416)	73,732
Dividends paid	(31,360)	(30,347)	(30,953)
Principal payments of finance leases	(17,969)	(13,425)	(4,814)
Payments of financing costs	(7,645)	(107)	(1,671)
Deferred payments of acquisitions	(7,017)	(5,390)	(5,328)
Common shares repurchased	(3,468)	(114,101)	(193,160)
Purchase of noncontrolling interest	(2,290)	(1,985)	(4,988)
Issuance of noncontrolling interest	760	604	3,931
Other	(3,394)	(6,291)	1,323
Net Cash Used in Financing Activities	(165,477)	(240,967)	(99,835)
Effect of Currency Exchange Rate Change	11,285	(7,729)	4,394
Net Increase in Cash and Cash Equivalents and Restricted Cash	13,552	95,962	11,459
Cash and Cash Equivalents and Restricted Cash at Beginning of Year	297,853	201,891	190,432
Cash and Cash Equivalents and Restricted Cash at End of Year	$311,405	$297,853	$201,891
Supplemental Cash Flow Information
Cash paid during the year for:
Income taxes	$62,831	$63,303	$39,283
Interest	$63,000	$69,000	$51,000
See accompanying Notes to Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY

(in thousands)	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
As of December 31, 2022	$964	$19,036	$390,438	$7,163,128	$336,151	$(4,178,334)	$21,278	$3,752,661	$21,827
Net income for the year				211,704				211,704
Noncontrolling interest capital contributions							3,520	3,520
Purchase of equity from noncontrolling interest			(5,742)				754	(4,988)
Net income attributable to noncontrolling interests				(3,512)			3,512	—
Net income attributable to redeemable noncontrolling interests				(2,904)				(2,904)	2,904
Change in redemption value of redeemable noncontrolling interests			(15,441)				518	(14,923)	15,660
Distribution to noncontrolling interests							(3,451)	(3,451)	(1,241)
Dividends paid on common stock				(30,953)				(30,953)
Repurchase of Class B common stock						(195,002)		(195,002)
Issuance of Class B common stock, net of restricted stock award forfeitures			(4,110)			5,233		1,123
Amortization of unearned stock compensation and stock option expense			6,895					6,895
Other comprehensive income, net of income taxes					278,186			278,186
Purchase of redeemable noncontrolling interest								—	(14,965)
As of December 31, 2023	964	19,036	372,040	7,337,463	614,337	(4,368,103)	26,131	4,001,868	24,185
Net income for the year				732,610				732,610
Noncontrolling interest capital contributions							400	400
Net income attributable to noncontrolling interests				(4,799)			4,799	—
Net income attributable to redeemable noncontrolling interests				(3,177)				(3,177)	3,177
Change in redemption value of redeemable noncontrolling interests			(20,987)				1,493	(19,494)	21,176
Distribution to noncontrolling interests							(2,669)	(2,669)	(2,732)
Dividends paid on common stock				(30,347)				(30,347)
Repurchase of Class B common stock						(115,186)		(115,186)
Issuance of Class B common stock, net of restricted stock award forfeitures			(769)			460		(309)
Shares withheld related to net share settlement						(3,976)		(3,976)
Amortization of unearned stock compensation and stock option expense			6,635					6,635
Other comprehensive loss, net of income taxes					(279,540)			(279,540)
Purchase of redeemable noncontrolling interest								—	(1,985)
As of December 31, 2024	964	19,036	356,919	8,031,750	334,797	(4,486,805)	30,154	4,286,815	43,821
Net income for the year				303,267				303,267
Noncontrolling interest capital contributions							680	680
Net income attributable to noncontrolling interests				(5,664)			5,664	—
Net income attributable to redeemable noncontrolling interests				(5,312)				(5,312)	5,312
Change in redemption value of redeemable noncontrolling interests			7,092				1,775	8,867	(7,064)
Distribution to noncontrolling interests							(3,210)	(3,210)	(1,716)
Dividends paid on common stock				(31,360)				(31,360)
Repurchase of Class B common stock						(3,468)		(3,468)
Issuance of Class B common stock, net of restricted stock award forfeitures			9,145			8,583		17,728
Shares withheld related to net share settlement						(3,942)		(3,942)
Amortization of unearned stock compensation and stock option expense			6,740					6,740
Other comprehensive income, net of income taxes					252,283			252,283
Purchase of noncontrolling interest							(1,761)	(1,761)
Purchase of redeemable noncontrolling interests								—	(529)
As of December 31, 2025	$964	$19,036	$379,896	$8,292,681	$587,080	$(4,485,632)	$33,302	$4,827,327	$39,824
See accompanying Notes to Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    ORGANIZATION AND NATURE OF OPERATIONS
Graham Holdings Company (the Company), is a diversified holding company whose operations include educational services, television broadcasting, healthcare, manufacturing, automotive dealerships and other businesses.
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
The Company’s healthcare division provides in-home specialty pharmacy infusion therapies; home health, hospice and palliative services; physician services for allergy, asthma and immunology patients; in-home aesthetics; applied behavior analysis (ABA) therapy; and healthcare software-as-a-service technology.
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
Inventories and Contracts in Progress. Inventories and contracts in progress are stated at the lower of cost or net realizable values and are based on the first-in, first-out (FIFO) method or the average cost method. Inventory costs include direct material, direct and indirect labor, and applicable manufacturing overhead. The Company allocates manufacturing overhead based on normal production capacity and recognizes unabsorbed manufacturing costs in earnings. The provision for excess and obsolete inventory is based on management’s evaluation of inventories on hand relative to historical usage, estimated future usage and technological developments.
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

Kaplan International (KI). KI provides higher education, professional education, and test preparation services and materials to students primarily in the U.K., Singapore, and Australia. Some KI contracts consist of one performance obligation that is a combination of indistinct promises to the student, while other KI contracts include multiple performance obligations, as the promises in the contract are capable of being both distinct and distinct within the context of the contract. One KI business offers an option whereby students receive future services at a discount that is accounted for as a material right.
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
One KI business has a contract with a customer consisting of two performance obligations which consisted entirely of variable consideration at contract inception. The Company allocates revenue to each performance obligation based on the expected cost plus a margin. The margin was determined by a market assessment performed at contract inception. Revenue is recognized over time, using an input method, as the customer simultaneously benefits from the services as delivery occurs. The Company records a contract asset associated with this KI contract, as the right to revenue is dependent on something other than the passage of time.
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
Healthcare Revenue. Healthcare revenue consists primarily of in-home specialty pharmacy infusion therapies at CSI Pharmacy Holding Company, LLC (CSI); home health and hospice services; healthcare software-as-a-service technology; physician services for allergy, asthma and immunology patients; in-home aesthetics; applied behavior analysis therapy; and management services related to equity affiliates.
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
The Company recognizes revenue when or as control transfers to the customer. Some manufacturing revenue is recognized ratably over the manufacturing period, if the product created for the customer does not have an alternative use for the Company and the Company has an enforceable right to payment for performance completed to date. The determination of the method by which the Company measures its progress toward the satisfaction of its performance obligations requires judgment. The Company measures its progress for these products using the units delivered method, an output measure. These arrangements represented 22%, 21%, and 19% of the manufacturing revenue recognized for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Other Revenue. Other revenue primarily includes advertising and subscription revenue from Slate, Decile, Pinna, Foreign Policy, Supporting Cast and City Cast. The Company accounts for other advertising revenues consistently with the advertising revenue streams addressed above. Subscription revenue consists of fees that provide customers access to online and print publications. The Company recognizes subscription revenue ratably over the subscription period beginning on the date that the publication or product is made available to the customer. Subscription revenue contracts are generally annual or monthly subscription contracts that are paid in advance of the delivery of performance obligations.
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
Finance leases are included in property, plant and equipment, net, accounts payable and accrued liabilities and other liabilities on the Company’s Consolidated Balance Sheets. The Company primarily has finance leases for its vehicle fleet at the healthcare subsidiary and service loaner vehicles at the automotive subsidiary. Service loaner vehicles are generally purchased from the lessor within six months of contract commencement and upon purchase, the vehicles are placed into used vehicle inventory at cost. As of December 31, 2025 and 2024, the Company had $9.3 million and $10.5 million, respectively, in net, property, plant and equipment and current finance lease liabilities related to service loaner vehicles at the automotive subsidiary.
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
Mandatorily Redeemable Noncontrolling Interest.  The mandatorily redeemable noncontrolling interest represents the ownership portion of a group of minority shareholders, consisting of a group of current and former senior managers of the healthcare business, in subsidiaries of Graham Healthcare Group (GHG). The Company established GHC One LLC (GHC One) and GHC Two LLC (GHC Two) as vehicles to invest in a portfolio of healthcare businesses together with the group of senior managers of GHG. As the holder of preferred units, the Company is obligated to contribute 95% of the capital required for the acquisition of portfolio investments with the remaining 5% of the capital coming from the group of senior managers. The operating agreements of GHC One and GHC Two require the dissolution of the entities on March 31, 2026, and March 31, 2029, respectively, at which time the net assets will be distributed to its members. As a preferred unit holder, the Company will receive an amount up to its contributed capital plus a preferred annual return of 8% (guaranteed return) after the group of senior managers has received the redemption of their 5% interest in net assets (manager return). All distributions in excess of the manager and guaranteed return will be paid to common unit holders, which currently comprise the group of senior managers of GHG. The Company may convert its preferred units to common units at any time after which it will receive 80% of all distributions in excess of the manager return, with the remaining 20% of excess distributions going to the group of senior managers as holders of the other common units. The mandatorily redeemable noncontrolling interest related to GHC One is reported as a current liability at December 31, 2025 and a noncurrent liability at December 31, 2024 in the Consolidated Balance Sheets. The mandatorily redeemable noncontrolling interested related to GHC Two is reported as a noncurrent liability at December 31, 2025 and 2024. The Company presents this liability at fair value, which is computed quarterly at the current redemption value. Changes in the redemption value are recorded as interest expense or income in the Company’s Consolidated Statement of Operations.

Redeemable Noncontrolling Interest.  The Company’s redeemable noncontrolling interest represents the noncontrolling interest in CSI, which is 87.5% owned; Framebridge, which is 93.4% owned; Impact Medical, which is 50.1% owned; Skin Clique, which is 51% owned; and Clarus, which is 95.75% owned.
CSI’s minority shareholders may put up to 50% of their shares to the Company. The first put period began in 2022. A second put period for another tranche of shares began in 2024. In December 2024, the Company acquired some of the minority-owned shares of CSI for a total amount of $2.1 million. Prior to the redemption, the Company owned 86.7% of CSI. In December 2023, the Company acquired some of the minority-owned shares of CSI for a total amount of $20.0 million. Prior to the redemption, the Company owned 76.5% of CSI. The minority shareholder of Framebridge has an option to put 20% of the shares to the Company annually starting in 2024. The minority shareholder of Impact Medical has an option to put 10% of the shares to the Company annually starting in 2026 and may put all of the shares starting in 2033. The minority shareholders of Skin Clique have the option to put all or a portion of their shares to the Company starting in 2029 and ending in 2032. The minority shareholder at Clarus may put all or a portion of their shares to the Company. The first put period occurred in 2025; a second put period will occur in 2026; and a final put period will occur in 2030. In October 2025, the Company purchased some of the minority-owned interest of Clarus for $0.4 million. Prior to the redemption, the Company owned 95% of Clarus.
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
Recently Adopted and Issued Accounting Pronouncements. In December 2023, the Financial Accounting Standards Board (FASB) issued new guidance that requires enhanced income tax disclosures related to the rate reconciliation, information on income taxes paid and other items. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The standard permits both prospective and retrospective application. The standard was adopted by the Company in the fourth quarter of 2025 and applied retrospectively to all prior periods presented in the Consolidated Financial Statements.
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
In September 2025, the FASB issued new guidance which updates the accounting for internal-use software by removing references to software development project stages and adding new criteria to determine when an entity is required to start capitalizing internal-use software costs. The guidance is effective for fiscal years and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its Consolidated Financial Statements.
Other new accounting pronouncements issued but not effective until after December 31, 2025, are not expected to have a material impact on the Company’s Consolidated Financial Statements.
3.    ACQUISITIONS AND DISPOSITIONS OF BUSINESSES
Acquisitions. During 2025, the Company acquired five businesses: one in education, two in other healthcare businesses, one in manufacturing and one in automotive for $71.2 million in cash and the assumption of floor plan payables and $107.5 million in net pension obligations. The assets and liabilities of the companies acquired were recorded at their estimated fair values at the date of acquisition.
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
In October 2025, GHG acquired two small businesses which are included in other healthcare businesses.
In October 2025, the Company’s automotive subsidiary acquired a Honda automotive dealership, including the real property for the dealership operations. In addition to a cash payment and the assumption of $4.9 million in floor plan payables, the automotive subsidiary borrowed $38.7 million under the delayed draw term loan to finance the acquisition (see Note 11). The dealership is operated and managed by an entity affiliated with Christopher J. Ourisman, a member of the Ourisman Automotive Group family of dealerships. This acquisition expands the Company’s automotive business operations and is included in automotive.
During 2024, the Company acquired two small businesses. In January 2024, the Company acquired one small business which is included in other businesses. In May 2024, Kaplan acquired one small business which is included in its international division. The assets and liabilities of the companies acquired were recorded at their estimated fair values at the date of acquisition.
During 2023, the Company acquired five businesses: three in other healthcare businesses, one in automotive and one in other businesses for $83.3 million in cash and contingent consideration and the assumption of floor plan payables. The assets and liabilities of the companies acquired were recorded at their estimated fair values at the date of acquisition.
In January 2023, GHG acquired two small businesses which are included in other healthcare businesses.
In July 2023, the Company acquired one small business which is included in other businesses.
In September 2023, the Company’s automotive subsidiary acquired a Toyota automotive dealership, including the real property for the dealership operations. In addition to a cash payment and the assumption of $2.2 million in floor plan payables, the automotive subsidiary borrowed $37.0 million to finance the acquisition. The dealership is operated and managed by an entity affiliated with Christopher J. Ourisman, a member of the Ourisman Automotive Group family of dealerships. This acquisition expanded the Company’s automotive business operations and is included in automotive.
In December 2023, GHG acquired one small business which is included in other healthcare businesses.
Acquisition-related costs for acquisitions that closed during 2025 and 2023 were $4.3 million and $1.2 million, respectively, and were expensed as incurred. The aggregate purchase price of these acquisitions was allocated as follows, based on acquisition date fair values to the following assets and liabilities:

	Purchase Price Allocation
	Year Ended December 31
(in thousands)	2025	2023
Accounts receivable	$11,641	$68
Inventory	32,731	5,224
Property, plant and equipment	35,920	29,859
Lease right-of-use assets	3,642	—
Goodwill	51,943	45,968
Indefinite-lived intangible assets	15,500	6,300
Amortized intangible assets	41,300	235
Deferred income taxes	13,947	—
Other assets	221	4
Pension liabilities	(107,517)	—
Floor plan payables	(4,939)	(2,215)
Other liabilities	(18,371)	(935)
Current and noncurrent lease liabilities	(4,783)	(1,184)
Aggregate purchase price, net of cash acquired	$71,235	$83,324
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill recorded due to these acquisitions is attributable to the assembled workforces of the acquired companies and expected synergies. The Company expects to deduct $12.4 million and $45.0 million of goodwill for income tax purposes for the acquisitions completed in 2025 and 2023, respectively.
The acquired companies were consolidated into the Company’s financial statements starting on their respective acquisition dates. The Company’s Consolidated Statements of Operations for the year ended December 31, 2025 includes aggregate revenue and operating losses for the companies acquired in 2025 of $68.5 million and $2.3 million, respectively. The following unaudited pro forma financial information includes the 2025 acquisitions as if they occurred at the beginning of 2024 and the 2023 acquisitions as if they had occurred at the beginning of 2022:

	Year Ended December 31
(in thousands)	2025	2024	2023
Operating revenues	$5,040,565	$4,974,991	$4,529,817
Net income	312,100	733,302	218,205

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
Disposition of Businesses. In early September 2025, the Company ceased operations of the Ourisman Jeep of Bethesda dealership.
In April 2025, Kaplan completed the sale of a small business, BridgeU Limited, which was included in KI.
In the first half of 2025, WGB completed the sale of various websites and related businesses that made up the WGB operations, which were included in other businesses. All remaining WGB operations were substantially shut down by the end of the third quarter of 2025.
In June and September 2024, WGB completed the sales of small businesses, which were included in other businesses. In July 2024, Kaplan completed the sale of a small business, Red Marker, which was included in KI (see Note 16).
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
Other Transactions. In October 2025, pursuant to the exercise of a put right, the Company purchased some of the minority-owned interest of Clarus for $0.4 million. Following the redemption, the Company owns 95.75% of Clarus.
In July 2025, CSI exercised its call option to purchase some of the minority-owned interest of CSI for $1.8 million.
On February 25, 2025, the Company and a group of minority shareholders entered into an agreement to settle a significant portion of the mandatorily redeemable noncontrolling interest related to GHC One, including CSI, for a total of $205 million, which consisted of approximately $186.25 million in cash and $18.75 million in Graham Holdings Company Class B common stock.
The settlement agreement resulted in a $66.2 million increase to the mandatorily redeemable noncontrolling interest obligation, which the Company recorded as interest expense in the first quarter of 2025. The remaining mandatorily redeemable noncontrolling interest obligation related to GHC One and GHC Two was $8.4 million at December 31, 2025, with $6.9 million included in current liabilities due to the expected dissolution of GHC One by March 31, 2026.
In December 2024, the Company acquired some of the minority-owned shares of CSI for a total estimated amount of $2.0 million. The Company paid cash of $0.6 million and entered into a promissory note with the minority owner for the remaining $1.4 million at an interest rate of 5.5% per annum. The note is included in other indebtedness (see Note 11) and is due and payable on January 31, 2026. Following the redemption, the Company owns 87.5% of CSI. Pursuant to the terms of the purchase agreement, the purchase price was finalized in December 2025, resulting in an additional amount payable of $0.1 million, plus interest at 5.5% per annum, to the minority owner.
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
As of December 31, 2025, the Company holds a controlling financial interest in GHC One and GHC Two and therefore includes the assets, liabilities, results of operations and cash flows in its consolidated financial statements. GHC One acquired Clarus during 2019. GHC Two acquired Impact Medical during 2021 and Skin Clique and Surpass in 2022. The Company accounts for the minority ownership of the group of current and former senior managers in GHC One and GHC Two as a mandatorily redeemable noncontrolling interest (see Notes 2 and 12).
4.    INVESTMENTS
Money Market Investments. As of December 31, 2025 and 2024, the Company had money market investments of $5.3 million and $3.9 million, respectively, that are classified as cash and cash equivalents in the Company’s Consolidated Balance Sheets.

Investments in Marketable Equity Securities. Investments in marketable equity securities consist of the following:

	As of December 31
(in thousands)	2025	2024
Total cost	$256,897	$227,153
Gross unrealized gains	845,889	627,760
Gross unrealized losses	(20,848)	(2,479)
Total Fair Value	$1,081,938	$852,434
At December 31, 2025 and 2024, the Company owned 55,430 shares in Markel Group Inc. (Markel) valued at $119.2 million and $95.7 million, respectively. The Chief Executive Officer of Markel, Mr. Thomas S. Gayner, is a member of the Company’s Board of Directors. As of December 31, 2025, the Company owned 422 Class A and 481,920 Class B shares in Berkshire Hathaway valued at $560.8 million, which exceeded 5% of the Company’s total assets.
The Company purchased $29.8 million, $5.0 million, and $4.6 million of marketable equity securities during 2025, 2024 and 2023, respectively.
There were no sales of marketable equity securities during 2025. During 2024 and 2023, the gross cumulative realized net gains from the sales of marketable equity securities were $19.8 million and $12.7 million, respectively. The total proceeds from such sales were $23.5 million and $62.0 million, respectively. The Company donated marketable equity securities in 2025, 2024 and 2023 and recorded $0.4 million in gross cumulative realized gains from the donations in each year.
The net gain on marketable equity securities comprised the following:

	Year Ended December 31
(in thousands)	2025	2024	2023
Gain on marketable equity securities, net	$200,170	$181,295	$138,067
Less: Net gains in earnings from marketable equity securities sold and donated	(25)	(6,010)	(5,475)
Net unrealized gains in earnings from marketable equity securities still held at the end of the year	$200,145	$175,285	$132,592
Investments in Affiliates. As of December 31, 2025, the Company’s healthcare subsidiary held investments in several affiliates that GHG actively manages; GHG held a 40% interest in each of the following affiliates: Residential Home Health Illinois, Residential Hospice Illinois, Mary Free Bed at Home, and Allegheny Health Network Healthcare at Home. For the years ended December 31, 2025, 2024 and 2023, GHG recorded $16.5 million, $17.5 million and $15.6 million, respectively, in revenue for services provided to its affiliates.
In September 2025, the Company invested an additional $29.3 million in Intersection Holdings, LLC (Intersection). Intersection used a portion of the additional investment to settle, in a non-cash exchange, $19.3 million of the outstanding amount owed to the Company on the $30.0 million term loan extended in April 2023. Following the additional investment, the Company recognized a gain of $18.6 million in equity earnings. In November 2025, the Company invested an additional $28.7 million in Intersection. In December 2025, Intersection repaid the remaining $5.0 million outstanding balance on the term loan. As of December 31, 2025, the Company held an approximate 25.2% interest in Intersection.
As of December 31, 2025, the Company held a 50.4% and 41.4% interest in N2K Networks and Realm, respectively, on a fully diluted basis, and accounts for these investments under the equity method. The Company holds two of the five seats of N2K Networks’ governing board with the other shareholders retaining substantive participation rights to control the financial and operating decisions of N2K Networks through representation on the board. In May 2024, the Company entered into a convertible promissory note agreement to loan N2K Networks $2.0 million. The convertible promissory note bears interest at a rate of 12% per annum and, subject to conversion provisions, all unpaid interest and principal are due by May 2027. In the third quarter of 2024, the Company recorded an impairment charge of $14.4 million on its investment in N2K Networks as a result of the investee exiting a significant product offering following losses incurred.
The Company had $30.0 million and $38.0 million in its investment account that represents cumulative undistributed income in its investments in affiliates as of December 31, 2025 and 2024, respectively.
Additionally, Kaplan International Holdings Limited (KIHL) held a 45% interest in a joint venture formed with University of York. KIHL loaned the joint venture £22 million, which is repayable over 25 years at an interest rate of 7% and guaranteed by the University of York. The outstanding balance on this loan was £18.8 million as of December 31, 2025. The loan is repayable by December 2041.

Cost Method Investments. The Company held investments without readily determinable fair values in a number of equity securities that are accounted for as cost method investments, which are recorded at cost, less impairment, and adjusted for observable price changes for identical or similar investments of the same issuer. The carrying value of these investments was $49.4 million and $74.8 million as of December 31, 2025 and 2024, respectively. For the years ended December 31, 2025, 2024 and 2023, the Company recorded impairment losses of $14.7 million, $0.7 million and $0.5 million, respectively, to those securities. During the years ended December 31, 2024 and 2023, the Company recorded gains of $0.2 million and $3.1 million, respectively, to those equity securities based on observable transactions. During the year ended December 31, 2024, the Company recorded losses of $1.7 million to those equity securities based on observable transactions.
5.    ACCOUNTS RECEIVABLE, ACCOUNTS PAYABLE, VEHICLE FLOOR PLAN PAYABLE AND ACCRUED LIABILITIES
Accounts receivable consist of the following:

	As of December 31
(in thousands)	2025	2024
Receivables from contracts with customers, less estimated credit losses of $23,164 and $23,719	$519,068	$477,827
Other receivables	57,686	36,599
	$576,754	$514,426
The changes in estimated credit losses were as follows:

(in thousands)	Balance at Beginning of Period	Additions – Charged to Costs and Expenses	Deductions	Balance at End of Period
2025	$23,719	$3,883	$(4,438)	$23,164
2024	24,667	3,591	(4,539)	23,719
2023	21,387	6,045	(2,765)	24,667
Accounts payable, vehicle floor plan payable and accrued liabilities consist of the following:

	As of December 31
(in thousands)	2025	2024
Accounts payable	$181,009	$160,384
Vehicle floor plan payable	118,959	147,884
Accrued compensation and related benefits	194,972	172,915
Other accrued liabilities	226,686	231,322
	$721,626	$712,505
Cash overdrafts of $0.6 million are included in accounts payable at December 31, 2025.
The Company finances new, used and service loaner vehicle inventory through standardized floor plan facilities with Truist Bank and Toyota Motor Credit Corporation (Truist and Toyota floor plan facility) and Ford Motor Credit Company. At December 31, 2025, the floor plan facilities bore interest at variable rates that are based on Secured Overnight Financing Rate (SOFR) and prime-based interest rates. The weighted average interest rate for the floor plan facilities was 6.2%, 6.7% and 6.2% for the years ended December 31, 2025, 2024 and 2023, respectively. The Company incurred floor plan interest expense of $7.9 million, $11.5 million and $6.6 million during 2025, 2024 and 2023, respectively, which is included in interest expense in the Consolidated Statements of Operations. Changes in the vehicle floor plan payable are reported as cash flows from financing activities in the Consolidated Statements of Cash Flows.
The floor plan facilities are collateralized by vehicle inventory and other assets of the relevant dealership subsidiary, and contain a number of covenants, including, among others, covenants restricting the dealership subsidiary with respect to the creation of liens and changes in ownership, officers and key management personnel. The Company was in compliance with all of these restrictive covenants as of December 31, 2025.
The floor plan interest expense related to the vehicle floor plan arrangements is offset by amounts received from manufacturers in the form of floor plan assistance capitalized in inventory and recorded against cost of goods sold in the Consolidated Statements of Operations when the associated inventory is sold. For the years ended December 31, 2025, 2024 and 2023, the Company recognized a reduction in cost of goods sold of $8.3 million, $9.3 million and $6.7 million, respectively, related to manufacturer floor plan assistance.

Activity related to floor plan facilities associated with new vehicles is as follows:

(in thousands)	2025	2024
Obligations outstanding at the beginning of the year	$133,451	$128,929
Additions	664,374	733,304
Settlements	(691,974)	(728,782)
Obligations outstanding at the end of the year	$105,851	$133,451
6.    INVENTORIES AND CONTRACTS IN PROGRESS
Inventories and contracts in progress consist of the following:

	As of December 31
(in thousands)	2025	2024
Raw materials	$77,977	$46,058
Work-in-process	12,906	12,685
Finished goods	209,287	234,344
Contracts in progress	3,200	2,721
	$303,370	$295,808
7.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

	As of December 31
(in thousands)	2025	2024
Land	$112,981	$100,274
Buildings	284,627	248,978
Machinery, equipment and fixtures	550,375	533,781
Leasehold improvements	205,455	185,674
Construction in progress	31,105	30,864
	1,184,543	1,099,571
Less: accumulated depreciation	(597,109)	(550,207)
	$587,434	$549,364
Depreciation expense was $80.4 million, $87.0 million, and $86.1 million in 2025, 2024 and 2023, respectively.
The Company recorded property, plant and equipment impairment charges of $0.1 million and $0.3 million in 2025 and 2023, respectively. The Company estimated the fair value of the property, plant and equipment using income and market approaches.
8.    LEASES
The components of lease expense were as follows:

	Year Ended December 31
(in thousands)	2025	2024	2023
Operating lease cost	$84,563	$87,204	$89,994
Finance lease cost:
Amortization of right-of-use assets	9,250	8,431	5,687
Interest on lease liabilities	1,364	1,456	989
Short-term and month-to-month lease cost	44,547	47,048	44,457
Variable lease cost	20,405	20,626	23,213
Sublease income	(619)	(9,135)	(16,035)
Total net lease cost	$159,510	$155,630	$148,305
The Company recorded operating lease impairment charges of $1.6 million, $0.6 million, and $0.8 million in 2025, 2024 and 2023, respectively. The Company estimated the fair value of the ROU assets using an income approach.

Supplemental balance sheet information related to leases were as follows:

	As of December 31
(in thousands)	2025	2024
Assets:
Lease right-of-use assets	$404,818	$388,419
Finance lease assets	22,695	21,716
Total lease assets	$427,513	$410,135

Current liabilities:
Operating lease liabilities	$64,290	$58,239
Finance lease liabilities	17,059	18,028
Noncurrent liabilities:
Operating lease liabilities	377,897	362,885
Finance lease liabilities	7,062	5,049
Total lease liabilities	$466,308	$444,201

Weighted average remaining lease term (years):
Operating leases	10.0	10.4
Finance leases	1.8	1.5
Weighted average discount rate:
Operating leases	5.4%	5.4%
Finance leases	6.1%	6.8%
At December 31, 2025, maturities of lease liabilities were as follows:

(in thousands)	Operating Leases	Finance Leases
2026	$81,369	$17,623
2027	79,378	4,896
2028	66,239	2,319
2029	57,225	80
2030	43,532	55
Thereafter	262,631	—
Total payments	590,374	24,973
Less: Imputed interest	(148,187)	(852)
Present value of lease liabilities	$442,187	$24,121
As of December 31, 2025, the Company has entered into operating leases, including healthcare and retail facilities, that have not yet commenced and have minimum lease payments of $8.8 million. These operating leases will commence in fiscal year 2026 with contractual lease terms of 5 to 11 years.
Supplemental cash flow information related to leases were as follows:

	Year Ended December 31
(in thousands)	2025	2024	2023
Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flows from operating leases (payments)	$81,081	$86,210	$94,630
Operating cash flows from finance leases	1,364	1,456	989
Financing cash flows from finance leases (payments)	17,969	13,425	10,376
Right-of-use assets obtained in exchange for new lease liabilities (noncash):
Operating leases	$68,915	$55,283	$38,967
Finance leases	19,058	12,569	20,265
9.    GOODWILL AND OTHER INTANGIBLE ASSETS
The Company changed the presentation of its segments in the fourth quarter of 2025 into the following seven reportable segments: Kaplan International, Kaplan Higher Education, Kaplan Supplemental Education, Television Broadcasting, CSI, Manufacturing and Automotive (see Note 19). The composition of the reporting units within the healthcare division changed with the breakout of CSI and resulted in the reassignment of the assets and liabilities. The goodwill was allocated to the reporting units within the healthcare division using the relative fair value approach.

In the fourth quarter of 2025, as a result of underperformance at the Chrysler-Dodge-Jeep-Ram (CDJR) automotive dealership from a continued decline in revenues, the Company recorded an indefinite-lived intangible asset impairment charge of $10.1 million. The Company estimated the fair value of the indefinite-lived intangible asset by utilizing a discounted cash flow model. The carrying value of the indefinite-lived intangible asset exceeded its estimated fair value, resulting in an intangible asset impairment charge for the amount by which the carrying value exceeded its estimated fair value. The CDJR automotive dealership is included in the automotive segment.
In the fourth quarter of 2024, as a result of reduced enrollments at Mander Portman Woodward (MPW), due partly to the recent U.K. government elimination of the Value Added Tax (VAT) exemption on private school tuition, the Company recorded an intangible asset impairment charge of $22.9 million. The Company estimated the fair value of this indefinite-lived intangible asset by utilizing a discounted cash flow model. The carrying value of the indefinite-lived intangible asset exceeded its estimated fair value, resulting in an intangible asset impairment charge for the amount by which the carrying value exceeded its estimated fair value. MPW is included in KI.
In the second quarter of 2024, as a result of substantial digital advertising revenue declines and continued operating losses at WGB, the Company performed an interim review of the goodwill and intangible assets at the WGB reporting unit. As a result of the impairment review, the Company recorded goodwill and amortized intangible asset impairment charges totaling $26.3 million. The Company estimated the fair value of the reporting unit and amortized intangible asset by utilizing a discounted cash flow model. The carrying value of the reporting unit and amortized intangible asset exceeded their estimated fair values, resulting in goodwill and intangible asset impairment charges for the amount by which the carrying values exceeded their estimated fair values. WGB was included in other businesses.
In the third quarter of 2023, due to continued sustained weakness in demand for certain Dekko power and data products primarily in the commercial office space market, the Company performed an interim review of the goodwill of the Dekko reporting unit. As a result of the impairment review, the Company recorded a $47.8 million goodwill impairment charge. Also in the third quarter of 2023, as a result of the substantial digital advertising revenue declines and continued significant operating losses at WGB, the Company performed an interim review of the goodwill of the WGB reporting unit. As a result of the impairment review, the Company recorded a $50.2 million goodwill impairment charge. The Company estimated the fair value of the reporting units by utilizing a discounted cash flow model. The carrying value of the reporting units exceeded their estimated fair values, resulting in goodwill impairment charges for the amount by which the carrying values exceeded their estimated fair values after taking into account the effect of deferred income taxes. Dekko is included in manufacturing and WGB was included in other businesses.
Amortization of intangible assets for the years ended December 31, 2025, 2024 and 2023, was $32.0 million, $37.1 million and $50.0 million, respectively. Amortization of intangible assets is estimated to be approximately $24 million in 2026, $9 million in 2027, $6 million in 2028, $5 million in 2029, $5 million in 2030 and $13 million thereafter.

The changes in the carrying amount of goodwill, by segment, were as follows:

(in thousands)	Education	Television Broadcasting	Healthcare	Manufacturing	Automotive	Other Businesses	Total
As of December 31, 2023
Goodwill	$1,163,991	$190,815	$135,038	$234,993	$129,280	$251,216	$2,105,333
Accumulated impairment losses	(331,151)	—	—	(82,062)	—	(166,926)	(580,139)
	832,840	190,815	135,038	152,931	129,280	84,290	1,525,194
Acquisitions	4,300	—	—	—	—	—	4,300
Impairment	—	—	—	—	—	(7,502)	(7,502)
Dispositions	(1,684)	—	—	—	—	—	(1,684)
Foreign currency exchange rate changes	(20,272)	—	—	—	—	—	(20,272)
As of December 31, 2024
Goodwill	1,146,335	190,815	135,038	234,993	129,280	251,216	2,087,677
Accumulated impairment losses	(331,151)	—	—	(82,062)	—	(174,428)	(587,641)
	815,184	190,815	135,038	152,931	129,280	76,788	1,500,036
Acquisitions	1,262	—	1,599	37,530	11,552	—	51,943
Dispositions	(1,204)	—	—	—	—	—	(1,204)
Foreign currency exchange rate changes	34,891	—	—	—	—	—	34,891
As of December 31, 2025
Goodwill	1,181,284	190,815	136,637	272,523	140,832	108,943	2,031,034
Accumulated impairment losses	(331,151)	—	—	(82,062)	—	(32,155)	(445,368)
	$850,133	$190,815	$136,637	$190,461	$140,832	$76,788	$1,585,666
The changes in carrying amount of goodwill at the Company’s education and healthcare divisions were as follows:

(in thousands)	Kaplan International	Higher Education	Supplemental Education	Total Education	CSI	Other Healthcare	Total Healthcare
As of December 31, 2023
Goodwill	$598,000	$174,564	$391,427	$1,163,991	$—	$135,038	$135,038
Accumulated impairment losses	—	(111,324)	(219,827)	(331,151)	—	—	—
	598,000	63,240	171,600	832,840	—	135,038	135,038
Acquisitions	4,300	—	—	4,300	—	—	—
Dispositions	(1,684)	—	—	(1,684)	—	—	—
Foreign currency exchange rate changes	(20,121)	—	(151)	(20,272)	—	—	—
As of December 31, 2024
Goodwill	580,495	174,564	391,276	1,146,335	—	135,038	135,038
Accumulated impairment losses	—	(111,324)	(219,827)	(331,151)	—	—	—
	580,495	63,240	171,449	815,184	—	135,038	135,038
Reallocation	—	—	—	—	87,140	(87,140)	—
Acquisitions	—	—	1,262	1,262	—	1,599	1,599
Dispositions	(1,204)	—	—	(1,204)	—	—	—
Foreign currency exchange rate changes	34,805	—	86	34,891	—	—	—
As of December 31, 2025
Goodwill	614,096	174,564	392,624	1,181,284	87,140	49,497	136,637
Accumulated impairment losses	—	(111,324)	(219,827)	(331,151)	—	—	—
	$614,096	$63,240	$172,797	$850,133	$87,140	$49,497	$136,637

Other intangible assets consist of the following:

		As of December 31, 2025			As of December 31, 2024
(in thousands)	Useful Life Range	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Student and customer relationships	2–10 years	$307,312	$266,453	$40,859	$281,140	$252,969	$28,171
Trade names and trademarks	2–10 years	114,227	98,147	16,080	116,081	94,408	21,673
Network affiliation agreements	10 years	17,400	15,588	1,812	17,400	13,848	3,552
Databases and technology	3–6 years	32,376	30,293	2,083	33,290	33,290	—
Other	1–8 years	38,063	37,266	797	41,514	38,214	3,300
		$509,378	$447,747	$61,631	$489,425	$432,729	$56,696
Indefinite-Lived Intangible Assets
Franchise agreements		$97,002			$92,158
Trade names and trademarks		62,653			60,994
FCC licenses		11,000			11,000
Other		150			171
		$170,805			$164,323
10.    INCOME TAXES
Income before income taxes consists of the following:

	Year Ended December 31
(in thousands)	2025	2024	2023
U.S.	$326,275	$950,675	$219,240
Non-U.S.	123,392	74,035	79,764
	$449,667	$1,024,710	$299,004
The provision for income taxes consists of the following:

(in thousands)	Current	Deferred	Total
Year Ended December 31, 2025
U.S. Federal	$8,782	$66,842	$75,624
State and Local	8,531	25,765	34,296
Non-U.S.	36,598	(118)	36,480
	$53,911	$92,489	$146,400
Year Ended December 31, 2024
U.S. Federal	$37,783	$170,380	$208,163
State and Local	7,142	52,928	60,070
Non-U.S.	19,775	4,092	23,867
	$64,700	$227,400	$292,100
Year Ended December 31, 2023
U.S. Federal	$19,752	$36,640	$56,392
State and Local	5,886	10,044	15,930
Non-U.S.	17,897	(2,919)	14,978
	$43,535	$43,765	$87,300

The provision for income taxes differs from the amount of income tax determined by applying the U.S. Federal statutory rate of 21% to the income before taxes as a result of the following:

	Year Ended December 31
	2025		2024		2023
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
U.S. Federal taxes at statutory rate (see above)	$94,430	21.00%	$215,189	21.00%	$62,791	21.00%
State and local taxes, net of U.S. Federal tax (1)	27,211	6.05%	47,133	4.60%	12,590	4.21%
Foreign tax effects
Australia
Change in valuation allowance	31	0.01%	3,217	0.31%	(4,010)	(1.34)%
Other	2,996	0.67%	(305)	(0.03)%	2,016	0.67%
United Kingdom	5,123	1.14%	3,787	0.37%	1,323	0.44%
Other non-U.S. jurisdictions	2,419	0.54%	1,624	0.16%	(1,101)	(0.37)%
Nontaxable or nondeductible Items
Goodwill impairments	—	—%	1,148	0.11%	10,864	3.63%
Mandatorily redeemable noncontrolling interest	8,526	1.90%	20,189	1.97%	1,612	0.54%
Other	2,148	0.48%	710	0.07%	518	0.17%
Other, net	3,516	0.77%	(592)	(0.05)%	697	0.25%
Provision for Income Taxes	$146,400	32.56%	$292,100	28.51%	$87,300	29.20%
____________

(1)	The states that contribute to the majority (greater than 50%) of the tax effect in this category include Virginia for 2025, Virginia for 2024, and Maryland and Virginia for 2023.
The Company’s effective tax rate for 2025 was impacted by a $9.9 million deferred tax adjustment arising from a change in the estimated deferred state income tax rate attributable to the apportionment formula used in the calculation of deferred taxes related to the Company’s pension and other postretirement plans. This expense is included in the overall state tax provision for 2025 of $27.2 million reflected above.
Deferred income taxes consist of the following:

	As of December 31
(in thousands)	2025	2024
Employee benefit obligations	$52,717	$52,145
State income tax loss carryforwards	75,911	67,703
State income tax credit carryforwards	22	131
U.S. Federal income tax loss carryforwards	47,236	52,557
U.S. Federal foreign income tax credit carryforwards	402	545
Non-U.S. income tax loss carryforwards	14,448	16,438
Non-U.S. capital loss carryforwards	9,057	5,990
Leases	70,255	61,497
Other	31,681	44,727
Deferred Tax Assets	301,729	301,733
Valuation allowances	(82,963)	(74,793)
Deferred Tax Assets, Net	218,766	226,940
Prepaid pension cost	720,945	642,589
Unrealized gain on marketable equity securities	208,155	157,717
Goodwill and other intangible assets	73,034	60,652
Leases	60,851	53,380
Non-U.S. withholding tax	3,192	2,800
Other	33,883	40,154
Deferred Tax Liabilities	1,100,060	957,292
Deferred Income Tax Liabilities, Net	$881,294	$730,352

Cash income taxes paid, net of refunds, by jurisdiction consist of the following:

	Year Ended December 31
(in thousands)	2025	2024	2023
U.S. Federal	$17,204	$36,035	$17,500
State	8,503	8,418	7,135
Non-U.S.
Australia	12,025	6,474	925
Singapore	2,115	1,916	2,158
United Kingdom	16,734	5,708	7,666
Other non-U.S.	6,250	4,752	3,899
Total non-U.S.	37,124	18,850	14,648
Total	$62,831	$63,303	$39,283
The Company has $1,318.6 million of state income tax net operating loss carryforwards available to offset future state taxable income as of December 31, 2025. State income tax loss carryforwards, if unutilized, will start to expire approximately as follows:

(in millions)
2026	$11.5
2027	16.1
2028	22.5
2029	30.2
2030	44.5
2031 and after	1,193.8
Total	$1,318.6
The Company has recorded $75.9 million in deferred state income tax assets, net of U.S. Federal income tax, with respect to these state income tax loss carryforwards as of December 31, 2025. The Company has established $56.2 million in valuation allowances against these deferred state income tax assets, since the Company has determined that it is more likely than not that some of these state income tax losses may not be fully utilized in the future to reduce state taxable income.
The Company has $224.9 million of U.S. Federal income tax loss carryforwards obtained as a result of prior stock acquisitions as of December 31, 2025. U.S. Federal income tax loss carryforwards are expected to be fully utilized as follows:

(in millions)
2026	$14.0
2027	6.4
2028	6.3
2029	6.3
2030	6.3
2031 and after	185.6
Total	$224.9
The Company has established $47.2 million in U.S. Federal deferred tax assets with respect to these U.S. Federal income tax loss carryforwards as of December 31, 2025.
For U.S. Federal income tax purposes, the Company has established U.S. Federal deferred tax assets with respect to $0.4 million of foreign tax credits available to be credited against future U.S. Federal income tax liabilities that will start to expire in 2031 if unutilized. The Company has recorded $0.1 million in valuation allowances against these deferred tax assets since the Company determined that it is more likely than not that these foreign tax credit carryforwards may not be utilized in the future to reduce U.S. Federal income taxes.
The Company has $78.5 million of non-U.S. income tax loss carryforwards as a result of operating losses and carryforwards that were obtained in part through prior stock acquisitions that are available to offset future non-U.S. taxable income and has recorded, with respect to these losses, $14.4 million in non-U.S. deferred income tax assets. The Company has established $11.1 million in valuation allowances against the deferred tax assets for the portion of non-U.S. tax losses that may not be utilized to reduce future non-U.S. taxable income. The $78.5 million of non-U.S. income tax loss carryforwards consist of $24.5 million in losses that may be carried forward indefinitely; $44.3 million of losses that, if unutilized, will expire in varying amounts through 2030; and $9.7 million of losses that, if unutilized, will start to expire after 2030.

The Company has $32.0 million of non-U.S. capital loss carryforwards that may be carried forward indefinitely and are available to offset future non-U.S. capital gains. The Company recorded a $9.0 million non-U.S. deferred income tax asset for these non-U.S. capital loss carryforwards and has established a full valuation allowance against this non-U.S. deferred tax asset since the Company has determined that it is more likely than not that the capital loss carryforwards may not be utilized to reduce taxable income in the future.
Deferred tax valuation allowances and changes in deferred tax valuation allowances were as follows:

(in thousands)	Balance at Beginning of Period	Tax Expense and Revaluation	Deductions	Balance at End of Period
Year Ended
December 31, 2025	$74,793	$11,788	$(3,618)	$82,963
December 31, 2024	66,298	9,389	(894)	74,793
December 31, 2023	62,816	9,786	(6,304)	66,298
The Company has established $62.0 million in valuation allowances against deferred state tax assets recognized, net of U.S. Federal tax. As stated above, approximately $56.2 million of the valuation allowances, net of U.S. Federal income tax, relate to state income tax loss carryforwards. In most instances, the Company has established valuation allowances against deferred state income tax assets without considering potentially offsetting deferred tax liabilities established with respect to prepaid pension cost and goodwill. Prepaid pension cost and goodwill have not been considered a source of future taxable income for realizing those deferred state tax assets recognized because these temporary differences are not likely to reverse in the foreseeable future. However, certain deferred state tax assets have an indefinite life. As a result, the Company has considered deferred tax liabilities for prepaid pension cost and goodwill as a source of future taxable income for realizing those deferred state tax assets with indefinite lives. The valuation allowances established against deferred state income tax assets may increase or decrease within the next 12 months, based on operating results or the market value of investment holdings. The Company will monitor future results on a quarterly basis to determine whether the valuation allowances provided against deferred state tax assets should be increased or decreased as future circumstances warrant.
The Company has established $20.5 million in valuation allowances against non-U.S. deferred tax assets, and as stated above, $11.1 million of the non-U.S. valuation allowances relate to non-U.S. income tax loss carryforwards and $9.0 million relate to non-U.S. capital loss carryforwards. Valuation allowances established against non-U.S. deferred tax assets are recorded at the education division and other businesses. These non-U.S. valuation allowances may increase or decrease within the next 12 months, based on operating results. As a result, the Company is unable to estimate the potential tax impact, given the uncertain operating environment. The Company will monitor future education division and other businesses’ operating results and projected future operating results on a quarterly basis to determine whether the valuation allowances provided against non-U.S. deferred tax assets should be increased or decreased as future circumstances warrant.
The Company estimates that unremitted non-U.S. subsidiary earnings, when distributed, will not be subject to tax except to the extent non-U.S. withholding taxes are imposed. Approximately $3.2 million of deferred tax liabilities remain recorded on the books at December 31, 2025, with respect to future non-U.S. withholding taxes the Company estimated may be imposed on future cash distributions.
U.S. Federal and state tax liabilities may be recorded if the investment in non-U.S. subsidiaries becomes held for sale instead of being held indefinitely, but the calculation of the tax due is not practicable.
The Company files income tax returns with the U.S. Federal government and in various state, local and non-U.S. governmental jurisdictions, with the U.S. and the U.K. representing its major tax jurisdictions. The 2022 U.S. Federal tax return and subsequent years remain open to Internal Revenue Service examination. The 2022 U.K. corporation tax return and subsequent years remain open to examination by His Majesty’s Revenue and Customs (HMRC). There are currently no ongoing tax examinations in either jurisdiction.
The Company endeavors to comply with tax laws and regulations where it does business, but cannot guarantee that, if challenged, the Company’s interpretation of all relevant tax laws and regulations will prevail and that all tax benefits recorded in the financial statements will ultimately be recognized in full.

The following summarizes the Company’s unrecognized tax benefits, excluding interest and penalties, for the respective periods:

	Year Ended December 31
(in thousands)	2025	2024	2023
Beginning unrecognized tax benefits	$3,309	$3,263	$3,897
Increases related to current year tax positions	233	235	135
Increases related to prior year tax positions	—	990	—
Decreases related to prior year tax positions	(3)	(43)	(165)
Decreases related to settlement with tax authorities	(4)	—	—
Decreases due to lapse of applicable statutes of limitations	(474)	(1,136)	(604)
Ending unrecognized tax benefits	$3,061	$3,309	$3,263
The unrecognized tax benefits relate to federal and state research and development tax credits applicable to the 2022 to 2025 tax periods, as well as state income tax filing positions applicable to the 2012 to 2020 tax periods. In making these determinations, the Company presumes that taxing authorities pursuing examinations of the Company’s compliance with tax law filing requirements will have full knowledge of all relevant information, and, if necessary, the Company will pursue resolution of disputed tax positions by appeals or litigation. Although the Company cannot predict the timing of resolution with tax authorities, the Company estimates that some of the unrecognized tax benefits may change in the next 12 months due to settlement with the tax authorities. The Company expects that a $0.8 million federal tax benefit and a $2.2 million state tax benefit, net of $0.5 million federal tax expense, will reduce the effective tax rate in the future if the unrecognized tax benefits are recognized.
The Company classifies interest and penalties related to uncertain tax positions as a component of interest and other expenses, respectively. As of December 31, 2025, the Company has accrued $0.5 million of interest related to the unrecognized tax benefits. The Company has not accrued any penalties related to the unrecognized tax benefits.
In December 2021, the Organization for Economic Co-operation and Development (OECD) issued a set of rules known as “Pillar Two” with the intent to ensure that global companies pay a minimum corporate income tax of 15% in jurisdictions in which the global companies operate. Many non-U.S. countries (including the U.K. and European Union member countries) enacted legislation to adopt certain aspects of Pillar Two effective January 1, 2024. While the U.S. has not adopted Pillar Two, rules implemented by participating countries apply to the Company’s worldwide operations. The Company does not have material operations in jurisdictions with tax rates lower than 15%. The amount of Pillar Two tax recorded as of December 31, 2025 is not material. The Company will continue to monitor legislative changes as it relates to Pillar Two.
On July 4, 2025, legislation known as "An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14" (the Act) was enacted in the U.S., which includes, among other things, many corporate income tax provisions that will impact the Company. The Company has considered the Act in its full year 2025 effective tax rate, and continues to analyze its various provisions. The Act resulted in a significant decline in federal taxable income for 2025 as a result of changes to the income tax treatment of certain research and development costs and accelerated income tax deductions for certain capital expenditures.

11.    DEBT
The Company’s borrowings consist of the following:

				As of December 31
(in thousands)	Maturities	Stated Interest Rate	Effective Interest Rate	2025	2024
5.625% Unsecured notes (1)	2033	5.625%	5.625%	$493,625	$—
5.75% Unsecured notes (2)	2026	5.75%	5.75%	—	398,985
Revolving credit facility	2030	5.10% - 7.88%	5.76%	222,466	62,836
Term loan (3)	2027	5.81% - 6.21%	6.22%	—	140,099
Real estate term loan (4)	2028	5.62% - 6.10%	6.05%	91,836	70,795
Capital term loan (5)	2028	6.37% - 6.85%	6.82%	64,079	56,770
Other indebtedness	2026 - 2027	5.50% - 8.00%		8,750	18,707
Total Debt				880,756	748,192
Less: current portion				(175,138)	(26,577)
Total Long-Term Debt				$705,618	$721,615
____________
(1)    The carrying value is net of $6.4 million of unamortized debt issuance costs as of December 31, 2025.
(2)    The carrying value is net of $1.0 million of unamortized debt issuance costs as of December 31, 2024. Unsecured notes were redeemed in November 2025.
(3)    The carrying value is net of $0.5 million of unamortized debt issuance costs as of December 31, 2024. Term loan was repaid in November 2025.
(4)    The carrying value is net of $0.1 million of unamortized debt issuance costs as of December 31, 2025 and 2024.
(5)    The carrying value is net of $0.5 million and $0.6 million of unamortized debt issuance costs as of December 31, 2025 and 2024, respectively.
On November 24, 2025, the Company issued $500 million of senior unsecured fixed-rate notes due December 1, 2033 (the Notes). The Notes are guaranteed, jointly and severally, on a senior unsecured basis, by certain of the Company's existing and future domestic subsidiaries, as described in the terms of the indenture, dated as of November 24, 2025 (the Indenture). The Notes have a coupon rate of 5.625% per annum, payable semi-annually on June 1 and December 1 of each year, beginning on June 1, 2026. The Company may redeem the Notes in whole or in part at any time at the respective redemption prices described in the Indenture.
In combination with the issuance of the Notes, the Company amended and restated the Second Amended and Restated Five Year Credit Agreement, dated as of May 3, 2022, to, among other things, (i) increase the Company’s borrowing capacity by replacing the existing revolving commitments with a new revolving credit facility in the aggregate principal amount of $400 million, (ii) extend the maturity of the facility to November 24, 2030, and (iii) increase the letter of credit sublimit to $40 million.
The Company used the net proceeds from the sale of the Notes, together with borrowings under the new revolving credit facility, to (i) redeem the $400 million of 5.75% unsecured notes due June 1, 2026, (ii) refinance outstanding revolving loans under the existing revolving credit facility, and (iii) repay all amounts outstanding under the Company's existing $150 million term loan.
At December 31, 2025, the fair value of the Company’s $500 million of 5.625% unsecured notes, based on quoted market prices (Level 2 fair value assessment), totaled $504.0 million. At December 31, 2024, the fair value of the Company’s $400 million of 5.75% unsecured notes, based on quoted market prices (Level 2 fair value assessment) totaled $398.9 million.
The outstanding balance on the Company’s $400 million unsecured revolving credit facility was $222.5 million as of December 31, 2025, consisting of U.S. dollar borrowing of $155.0 million with interest payable at SOFR plus 1.375% and British Pound (GBP) borrowings of £50.0 million with interest payable at Daily Sterling Overnight Index Average (SONIA) plus 1.375%.
On September 26, 2023, the Company’s automotive subsidiary entered into a credit agreement with Truist Bank that includes a delayed draw term loan under which the proceeds may be used to (i) finance the acquisition of automobile dealerships (delayed draw capital loan), and (ii) finance the acquisition of real estate (delayed draw real estate loan). The delayed draw term loan bears interest at variable rates based on SOFR plus an applicable margin based on the type of delayed draw term loan requested. On September 24, 2025, the Company executed an amendment to extend the delayed draw term loan availability to November 10, 2025. On October 21, 2025, the automotive subsidiary borrowed $38.7 million under the delayed draw term loan to finance the acquisition of a Honda automotive dealership, including the real property for the dealership operations. The real estate term loan is payable in monthly installments of $0.4 million and bears interest at variable rates based on SOFR plus 1.75% per annum, and the capital term loan is payable in monthly installments of $0.7 million and bears interest at variable rates based on SOFR plus an applicable margin.
The automotive subsidiary used the net proceeds from the new credit agreement in 2023 to repay the outstanding balances of the previously issued commercial notes. The previous interest rate swap agreements were also terminated resulting in realized gains of $4.6 million that reduced interest expense during the third quarter of 2023.
The fair value of the Company’s other debt, which is based on Level 2 inputs, approximates its carrying value as of December 31, 2025 and 2024. The Company is in compliance with all financial covenants of the revolving credit facility and term loans as of December 31, 2025.
During 2025 and 2024, the Company had average borrowings outstanding of approximately $834.2 million and $804.7 million, respectively, at average annual interest rates of approximately 6.0% and 6.3%, respectively. The Company incurred net interest expense of $110.5 million, $176.3 million and $56.2 million during 2025, 2024 and 2023, respectively.
For the years ended December 31, 2025, 2024 and 2023, the Company recorded interest expense of $54.5 million, $119.3 million and $10.1 million, respectively, to adjust the fair value of the mandatorily redeemable noncontrolling interest. The fair value of the mandatorily redeemable noncontrolling interest was based on the fair value of the underlying subsidiaries owned by GHC One and GHC Two, after taking into account any debt and other noncontrolling interests of its subsidiary investments. The fair value of the owned subsidiaries is determined by reference to either a discounted cash flow or EBITDA multiple, which approximates fair value (Level 3 fair value assessment) (see Notes 3 and 12).

12.    FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	As of December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market investments (1)	$—	$5,251	$—	$5,251
Marketable equity securities (2)	1,081,938	—	—	1,081,938
Other current investments (3)	—	7,032	—	7,032
Total Financial Assets	$1,081,938	$12,283	$—	$1,094,221
Liabilities
Contingent consideration liabilities (4)	$—	$—	$1,526	$1,526
Interest rate swaps (5)	—	2,289	—	2,289
Mandatorily redeemable noncontrolling interest (6)	—	—	8,401	8,401
Total Financial Liabilities	$—	$2,289	$9,927	$12,216

	As of December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market investments (1)	$—	$3,908	$—	$3,908
Marketable equity securities (2)	852,434	—	—	852,434
Other current investments (3)	—	6,309	—	6,309
Foreign exchange swap (7)	—	710	—	710
Total Financial Assets	$852,434	$10,927	$—	$863,361
Liabilities
Contingent consideration liabilities (4)	$—	$—	$1,419	$1,419
Interest rate swaps (5)	—	1,419	—	1,419
Mandatorily redeemable noncontrolling interest (6)	—	—	159,548	159,548
Total Financial Liabilities	$—	$1,419	$160,967	$162,386
____________

(1)	The Company’s money market investments are included in cash and cash equivalents and the value considers the liquidity of the counterparty.
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

The following table provides a reconciliation of changes in the Company’s financial liabilities measured at fair value on a recurring basis, using Level 3 inputs:

(in thousands)	Contingent consideration liabilities	Mandatorily redeemable noncontrolling interest
As of December 31, 2023	$788	$40,764
Acquisition of business	1,293	—
Changes in fair value (1)	(75)	119,295
Capital contributions	—	204
Accretion of value included in net income (1)	190	—
Settlements or distributions	(719)	(715)
Foreign currency exchange rate changes	(58)	—
As of December 31, 2024	1,419	159,548
Changes in fair value (1)	—	54,492
Capital contributions	—	80
Accretion of value included in net income (1)	233	—
Settlements or distributions	(317)	(205,719)
Foreign currency exchange rate changes	191	—
As of December 31, 2025	$1,526	$8,401
____________

(1)	Changes in fair value and accretion of value of contingent consideration liabilities are included in Selling, general and administrative expenses and the changes in fair value of mandatorily redeemable noncontrolling interest is included in Interest expense in the Company’s Consolidated Statements of Operations.
For the years ended December 31, 2025, 2024 and 2023, the Company recorded goodwill and other long-lived asset impairment charges of $12.3 million, $49.8 million and $99.1 million, respectively (see Note 9). The remeasurement of goodwill and other long-lived assets is classified as a Level 3 fair value assessment due to the significance of unobservable inputs developed in the determination of the fair value. The Company used a discounted cash flow model to determine the estimated fair value of the reporting units, indefinite-lived intangible assets, and other long-lived assets. Where appropriate, a market value approach was also utilized to supplement the discounted cash flow model. The Company made estimates and assumptions regarding future cash flows, royalty rates, discount rates, market values, and long-term growth rates.
For the years ended December 31, 2025, 2024 and 2023, the Company recorded impairment losses of $14.7 million, $0.7 million and $0.5 million, respectively, to equity securities that are accounted for as cost method investments. During the year ended December 31, 2024, the Company recorded losses of $1.7 million to equity securities that are accounted for as cost method investments based on observable transactions for identical or similar investments of the same issuer. For the years ended December 31, 2024 and 2023, the Company recorded gains of $0.2 million and $3.1 million, respectively, to those equity securities based on observable transactions (see Note 4).
For the year ended December 31, 2024, the Company recorded impairment charges of $14.4 million on one of its investments in affiliates (see Note 4). The Company used a market approach to determine the estimated fair value of its investment in the affiliate.
13.    REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company generated 79% of its revenue from U.S. domestic sales in each of 2025, 2024 and 2023. The remaining 21% of revenue was generated from non-U.S. sales.
In 2025, 2024 and 2023, the Company recognized 53%, 54% and 54%, respectively, of its revenue over time as control of the services and goods transferred to the customer. The remaining 47%, 46% and 46%, respectively, of revenue was recognized at a point in time, when the customer obtained control of the promised goods.
The determination of the method by which the Company measures its progress towards the satisfaction of its performance obligations requires judgment and is described in the Summary of Significant Accounting Policies (see Note 2).
Contract Assets. As of December 31, 2025, the Company recognized a total contract asset of $36.5 million related to a contract at a Kaplan International business, of which $4.4 million is included in Other current assets and $32.1 million is included in Deferred Charges and Other Assets. The Company expects to recognize an additional $235.8 million related to the remaining performance obligation in the contract over the next four years. As of December 31, 2024, the contract asset was $36.6 million, of which $1.9 million was included in Other current assets and $34.7 million was included in Deferred Charges and Other Assets. Additional contract assets of $3.0 million and

$3.1 million are included in Other current assets on the Company’s Consolidated Balance Sheet as of December 31, 2025 and 2024, respectively.
Deferred Revenue. The Company records deferred revenue when cash payments are received or due in advance of the Company’s performance which includes some payments that are refundable due to the contractual right of the customer to cancel the agreement. As of December 31, 2025 and 2024, 22% and 19%, respectively, of the Company’s deferred revenue consisted of prepaid amounts which are refundable. The following table presents the change in the Company’s deferred revenue balance during the year ended December 31, 2025:

	As of December 31
(in thousands)	2025	2024	% Change
Deferred revenue	$418,090	$397,435	5
The majority of the change in the deferred revenue balance is related to increases within the KI and Supplemental Education divisions due to the cyclical nature of services. During the year ended December 31, 2025, the Company recognized $351.1 million from the Company’s deferred revenue balance as of December 31, 2024, including $60.9 million of prepaid amounts which were refundable at the prior year-end.
Revenue allocated to remaining performance obligations represents deferred revenue amounts that will be recognized as revenue in future periods. As of December 31, 2025, the deferred revenue balance related to certain medical and nursing qualifications with an original contract length greater than 12 months at Kaplan Supplemental Education was $5.0 million. Kaplan Supplemental Education expects to recognize 68% of this revenue over the next 12 months and the remainder thereafter.
Costs to Obtain a Contract. The following table presents changes in the Company’s costs to obtain a contract asset:

(in thousands)	Balance at Beginning of Year	Costs Associated with New Contracts	Less: Costs Amortized During the Year	Other	Balance at End of Year
2025	$42,121	$95,621	$(97,611)	2,273	$42,404
2024	41,634	99,588	(101,914)	2,813	42,121
2023	31,647	98,527	(90,839)	2,299	41,634
The majority of other activity was related to currency translation adjustments and other adjustments in 2025, 2024 and 2023.
14.    CAPITAL STOCK, STOCK AWARDS AND STOCK OPTIONS
Capital Stock.  Each share of Class A common stock and Class B common stock participates equally in dividends. The Class B stock has limited voting rights and, as a class, has the right to elect 30% of the Board of Directors; the Class A stock has unlimited voting rights, including the right to elect a majority of the Board of Directors.
During 2025, 2024 and 2023, the Company purchased a total of 3,978, 152,948 and 325,134 shares, respectively, of its Class B common stock at a cost of approximately $3.5 million, $115.2 million and $195.0 million, respectively, including commissions and excise taxes. On September 12, 2024, the Board of Directors authorized the Company to purchase up to 500,000 shares of its Class B common stock. This authorization includes shares that remained under the previous authorization. The Company did not announce a ceiling price or time limit for the purchases. At December 31, 2025, the Company had remaining authorization from the Board of Directors to purchase up to 462,482 shares of Class B common stock.
Stock Awards.  In 2012, the Company adopted an incentive compensation plan (the 2012 Plan), which, among other provisions, authorizes the awarding of Class B common stock to key employees in the form of stock awards, stock options and other awards involving the issuance of shares. Stock awards made under the 2012 Plan are primarily subject to the general restriction that stock awarded to a participant will be forfeited and revert to Company ownership if the participant’s employment terminates before the end of a specified period of service to the Company. At December 31, 2025, there were 75,045 shares reserved for issuance under the 2012 Plan, which were all subject to stock awards and stock options outstanding.
In 2022, the Company adopted a new incentive compensation plan (the 2022 Plan), which, among other provisions, authorizes the awarding of Class B common stock to key employees and non-employee Directors in the form of stock awards, stock options and other awards involving the issuance of shares. All stock awards, stock options and other awards involving the issuance of shares issued subsequent to the adoption of this plan are covered under this new incentive compensation plan. Stock awards made under the 2022 Plan are primarily subject to the general restriction that stock awarded to a participant will be forfeited and revert to Company ownership if the participant’s employment terminates before the end of a specified period of service to the Company. The number of Class B common shares authorized for issuance under the 2022 Plan is 500,000 shares. At December 31, 2025, there were 496,824 shares reserved for issuance under the 2022 Plan. Of this number, 23,396 shares were subject to stock awards and 473,428 shares were available for future awards.
Activity related to stock awards under these incentive compensation plans for the year ended December 31, 2025 was as follows:

	Number of Shares	Average Grant-Date Fair Value
Beginning of year, unvested	29,314	$575.33
Awarded	11,386	871.87
Vested	(12,769)	536.18
Forfeited	(3,535)	749.90
End of Year, unvested	24,396	708.93
For the share awards outstanding at December 31, 2025, the aforementioned restriction is expected to lapse in 2027 for 14,617 shares and 2029 for 9,779 shares. Also, early in 2026, the Company issued stock awards of 172 shares. Stock-based compensation costs resulting from Company stock awards were $3.7 million, $4.0 million and $3.9 million in 2025, 2024 and 2023, respectively.
As of December 31, 2025, there was $8.5 million of total unrecognized compensation expense related to these awards. That cost is expected to be recognized on a straight-line basis over a weighted average period of 1.8 years.
Stock Options.  Stock options granted under the incentive compensation plans cannot be less than the fair value on the grant date, generally vest over six years and have a maximum term of 10 years.
Activity related to options outstanding for the year ended December 31, 2025 was as follows:

	Number of Shares	Average Option Price
Beginning of year	97,787	$546.68
Granted	—	—
Exercised	(24,742)	866.58
Expired or forfeited	—	—
End of Year	73,045	438.33
Of the shares covered by options outstanding at the end of 2025, 60,168 are now exercisable and 12,877 are expected to become exercisable in 2026. For each of 2025, 2024 and 2023, the Company recorded expense of $1.2 million related to stock options. Information related to stock options outstanding and exercisable at December 31, 2025, is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Shares Outstanding at 12/31/2025	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable at 12/31/2025	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$427	71,045	4.7	426.86	58,168	4.7	426.86
$846	2,000	1.2	845.72	2,000	1.2	845.72
	73,045	4.6	438.33	60,168	4.6	440.78
At December 31, 2025, the intrinsic value for all options outstanding, exercisable and unvested was $48.2 million, $39.6 million and $8.6 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of the Company’s stock was $1,098.60 at December 31, 2025. At December 31, 2025, there were 12,877 unvested options related to this plan with an average exercise price of $426.86 and a weighted average remaining contractual term of 4.7 years. At December 31, 2024, there were 25,754 unvested options with an average exercise price of $426.86 and a weighted average remaining contractual term of 5.7 years.
As of December 31, 2025, total unrecognized stock-based compensation expense related to stock options was $0.8 million, which is expected to be recognized on a straight-line basis over a weighted average period of approximately 0.7 years. There were 24,742 options exercised during 2025. The total intrinsic value of options exercised during 2025 was $6.1 million; a tax benefit from these option exercises of $1.6 million was realized. There were 77,258 options exercised during 2024. The total intrinsic value of options exercised during 2024 was $8.0 million; a tax benefit from these option exercises of $2.1 million was realized. There were 3,060 options exercised during 2023. The total intrinsic value of options exercised during 2023 was $0.5 million; a tax benefit from these option exercises of $0.1 million was realized.
No options were granted during 2025, 2024 or 2023.

Other Awards. At December 31, 2025, an executive officer has a stock award that is subject to price-based vesting conditions. The stock award provides the executive officer the right to receive 1,000 shares of the Company’s Class B common stock each time the Company’s closing share price exceeds a certain share price target for a 90 consecutive day period; the award period expires on December 31, 2027. The grant date fair value of the stock award totaled $3.5 million, which was estimated using a Monte Carlo simulation. The grant date fair value is recognized over the derived service period of each tranche. In 2025, the second and third tranches of 1,000 shares each related to this award vested following satisfaction of the price-based vesting condition. In 2024, the first tranche of 1,000 shares related to this award vested following satisfaction of the price-based vesting condition. No shares related to this award vested in 2023. The Company recognized $0.4 million, $0.7 million and $1.1 million in stock-based compensation expense related to this award in 2025, 2024 and 2023, respectively.
For each of the years ended December 31, 2025, 2024 and 2023, the Company recognized expense of $0.4 million related to the issuance and vesting of 425, 532 and 731 shares, respectively, to non-employee Directors under the 2022 Plan.
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
At December 31, 2025, a Kaplan senior manager held 7,206 Kaplan restricted shares. The fair value of Kaplan’s common stock is determined by the Company’s compensation committee of the Board of Directors, and in January 2026, the committee set the fair value price at $2,034 per share. No options were awarded during 2025, 2024, or 2023; no options were exercised during 2025, 2024 or 2023; and no options were outstanding at December 31, 2025.
Kaplan recorded stock compensation expense of $1.9 million, $0.5 million and $1.0 million in 2025, 2024 and 2023, respectively. At December 31, 2025, the Company’s accrual balance related to the Kaplan restricted shares totaled $14.7 million. There were no payouts in 2025, 2024 or 2023.
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

The following reflects the Company’s net income and share data used in the basic and diluted earnings per share computations using the two-class method:

	Year Ended December 31
(in thousands, except per share amounts)	2025	2024	2023
Numerator:
Numerator for basic earnings per share:
Net income attributable to Graham Holdings Company common stockholders	$292,291	$724,634	$205,288
Less: Dividends paid–common stock outstanding and unvested restricted shares	(31,360)	(30,347)	(30,953)
Undistributed earnings	260,931	694,287	174,335
Percent allocated to common stockholders	99.44%	99.32%	99.34%
	259,473	689,588	173,182
Add: Dividends paid–common stock outstanding	31,183	30,147	30,756
Numerator for basic earnings per share	290,656	719,735	203,938
Add: Additional undistributed earnings due to dilutive stock options	14	35	4
Numerator for diluted earnings per share	$290,670	$719,770	$203,942
Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	4,331	4,372	4,639
Add: Effect of dilutive stock options	42	33	15
Denominator for diluted earnings per share	4,373	4,405	4,654
Graham Holdings Company Common Stockholders:
Basic earnings per share	$67.11	$164.62	$43.96
Diluted earnings per share	$66.47	$163.40	$43.82
____________

Earnings per share amounts may not recalculate due to rounding.
Diluted earnings per share excludes the following weighted average potential common shares, as the effect would be antidilutive, as computed under the treasury stock method:

	Year Ended December 31
(in thousands)	2025	2024	2023
Weighted average restricted stock	15	21	12
The 2025, 2024 and 2023 diluted earnings per share amounts exclude the effects of 1,000, 27,742 and 105,000 stock options and contingently issuable shares outstanding, respectively, as their inclusion would have been antidilutive due to a market condition.
In 2025, 2024 and 2023, the Company declared regular dividends totaling $7.20, $6.88 and $6.60 per share, respectively.
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
In the first quarter of 2025, the Company recorded $0.6 million in expenses related to a Separation Incentive Program (SIP) for certain WGB employees. In the second quarter of 2025, the Company recorded $6.0 million in expenses related to SIPs for certain Kaplan, GMG, WGB, Saatchi Art, Society6, Code3 and Decile employees. In the third quarter of 2025, the Company recorded $2.5 million in expenses related to SIPs for certain Kaplan, GMG, Joyce, Society6, Saatchi Art, Code3 and Corporate employees. These SIPs were funded from the assets of the Company’s pension plans.
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
In January 2022, a pension credit retention program was implemented by the Company for certain GHG employees; the program offers a pension credit up to $50,000 per employee, cliff vested after three years of continuous employment for certain existing employees and new employees. Effective April 1, 2024, this program is no longer being offered to new employees. The Company recorded $5.3 million, $18.6 million and $13.5 million in pension service cost expense in 2025, 2024 and 2023, respectively, related to this program.
The following table sets forth obligation, asset and funding information for the Company’s defined benefit pension plans:

	Pension Plans
	As of December 31
(in thousands)	2025	2024
Change in Benefit Obligation
Benefit obligation at beginning of year	$456,650	$892,049
Service cost	47,400	57,538
Interest cost	29,406	40,095
Amendments	663	(734)
Actuarial loss	30,903	19,460
Acquisitions	107,517	—
Benefits paid	(41,429)	(49,963)
Special termination benefits	9,185	20,998
Settlement	—	(522,793)
Benefit Obligation at End of Year	$640,295	$456,650
Change in Plan Assets
Fair value of assets at beginning of year	$2,967,170	$3,005,687
Actual return on plan assets	486,948	534,239
Benefits paid	(41,429)	(49,963)
Settlement	—	(522,793)
Fair Value of Assets at End of Year	$3,412,689	$2,967,170
Funded Status	$2,772,394	$2,510,520

	SERP
	As of December 31
(in thousands)	2025	2024
Change in Benefit Obligation
Benefit obligation at beginning of year	$87,523	$89,876
Service cost	955	1,149
Interest cost	4,789	4,514
Actuarial loss (gain)	4,238	(1,886)
Benefits paid	(6,333)	(6,130)
Benefit Obligation at End of Year	$91,172	$87,523
Funded Status	$(91,172)	$(87,523)
The change in the Company’s benefit obligations for the pension plans in 2025 was primarily due to the assumption of obligations related to an acquisition and the recognition of an actuarial loss resulting from various experience variances and assumption changes used to measure the benefit obligation, offset by the benefits paid during the year. The change in the Company’s benefit obligations for the SERP in 2025 was primarily due to the benefits paid during the year, offset by the recognition of an actuarial loss resulting from a decrease to the discount rate used to measure the benefit obligation.
The accumulated benefit obligation for the Company’s pension plans at December 31, 2025 and 2024, was $632.0 million and $448.7 million, respectively. The accumulated benefit obligation for the Company’s SERP at December 31, 2025 and 2024, was $90.4 million and $84.9 million, respectively. The amounts recognized in the Company’s Consolidated Balance Sheets for its defined benefit pension plans are as follows:

	Pension Plans		SERP
	As of December 31		As of December 31
(in thousands)	2025	2024	2025	2024
Noncurrent asset	$2,772,394	$2,510,520	$—	$—

Current liability	—	—	(7,191)	(6,786)
Noncurrent liability	—	—	(83,981)	(80,737)
Recognized Asset (Liability)	$2,772,394	$2,510,520	$(91,172)	$(87,523)
Key assumptions utilized for determining the benefit obligation are as follows:

	Pension Plans		SERP
	As of December 31		As of December 31
	2025	2024	2025	2024
Discount rate	5.6%	5.8%	5.2%	5.6%
Rate of compensation increase – age graded	5.0%–1.0%	5.0%–1.0%	5.0%–1.0%	5.0%–1.0%
Cash balance interest crediting rate	4.89% with phase in to 6.00% in 2027	5.43% with phase in to 6.00% in 2026	—	—
The Company made no contributions to its pension plans in 2025 and 2024, and the Company does not expect to make any contributions in 2026. The SERP is unfunded; therefore, the Company made actual benefit payments of $6.3 million and $6.1 million to beneficiaries for the years ended December 31, 2025 and 2024, respectively.
At December 31, 2025, future estimated benefit payments, excluding charges for early retirement programs, are as follows:

(in thousands)	Pension Plans	SERP
2026	$37,570	$7,376
2027	40,280	7,579
2028	41,372	7,701
2029	44,000	7,752
2030	43,947	7,815
2031–2035	236,353	37,669

The total (benefit) cost arising from the Company’s defined benefit pension plans consists of the following components:

	Pension Plans
	Year Ended December 31
(in thousands)	2025	2024	2023
Service cost	$47,400	$57,538	$33,787
Interest cost	29,406	40,095	46,211
Expected return on assets	(167,682)	(165,487)	(153,125)
Amortization of prior service (credit) cost	(2,080)	(1,951)	1,646
Recognized actuarial gain	—	(37,918)	(39,803)
Net Periodic Benefit for the Year	(92,956)	(107,723)	(111,284)
Settlement	—	(653,427)	—
Early retirement and separation program costs	9,185	20,998	9,886
Total Benefit for the Year	$(83,771)	$(740,152)	$(101,398)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Current year actuarial gain	$(288,363)	$(349,292)	$(381,088)
Current year prior service cost (credit)	663	(734)	(11,263)
Amortization of prior service credit (cost)	2,080	1,951	(1,646)
Recognized net actuarial gain	—	37,918	39,803
Settlement	—	653,427	—
Total Recognized in Other Comprehensive Income (Before Tax Effects)	$(285,620)	$343,270	$(354,194)
Total Recognized in Total Benefit and Other Comprehensive Income (Before Tax Effects)	$(369,391)	$(396,882)	$(455,592)

	SERP
	Year Ended December 31
(in thousands)	2025	2024	2023
Service cost	$955	$1,149	$593
Interest cost	4,789	4,514	4,659
Total Cost for the Year	$5,744	$5,663	$5,252
Other Changes in Benefit Obligations Recognized in Other Comprehensive Income
Current year actuarial loss (gain)	$4,238	$(1,886)	$909
Total Recognized in Other Comprehensive Income (Before Tax Effects)	$4,238	$(1,886)	$909
Total Recognized in Total Cost and Other Comprehensive Income (Before Tax Effects)	$9,982	$3,777	$6,161
The costs for the Company’s defined benefit pension plans are actuarially determined. Below are the key assumptions utilized to determine periodic cost:

	Pension Plans			SERP
	Year Ended December 31			Year Ended December 31
	2025	2024	2023	2025	2024	2023
Discount rate	5.8%	5.2% / 5.3% (1)	5.5%	5.6%	5.1%	5.5%
Expected return on plan assets	6.25%	6.25%	6.25%	—	—	—
Rate of compensation increase – age graded	5.0%–1.0%	5.0%–1.0%	5.0%–1.0%	5.0%–1.0%	5.0%–1.0%	5.0%–1.0%
Cash balance interest crediting rate	5.43% with phase in to 6.00% in 2026	6.37% with phase in to 5.20% in 2025 / 6.37% with phase in to 5.50% in 2026 (2)	4.28% with phase in to 5.50% in 2025	—	—	—
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

Accumulated other comprehensive income (AOCI) includes the following components of unrecognized net periodic cost for the defined benefit plans:

	Pension Plans		SERP
	As of December 31		As of December 31
(in thousands)	2025	2024	2025	2024
Unrecognized actuarial (gain) loss	$(812,304)	$(523,941)	$750	$(3,488)
Unrecognized prior service credit	(7,273)	(10,016)	—	—
Gross Amount	(819,577)	(533,957)	750	(3,488)
Deferred tax liability (asset)	222,523	148,226	(622)	481
Net Amount	$(597,054)	$(385,731)	$128	$(3,007)
Defined Benefit Plan Assets.  The Company’s defined benefit pension obligations are funded by a portfolio made up of private investment funds and a relatively small number of stocks and high-quality fixed-income securities that are held by a third-party trustee. The assets of the Company’s pension plans were allocated as follows:

	As of December 31
	2025	2024
U.S. equities	63%	64%
Private investment funds	17%	19%
International equities	16%	12%
U.S. fixed income	4%	5%
	100%	100%
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
The Company evaluated its defined benefit pension plan asset portfolio for the existence of significant concentrations (defined as greater than 10% of plan assets) of credit risk as of December 31, 2025. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country and individual fund. At December 31, 2025, the pension plan held investments in one common stock and one private investment fund that exceeded 10% of total plan assets, valued at $1,267.4 million, or approximately 37% of total plan assets. At December 31, 2024, the pension plan held investments in one common stock and one private investment fund that exceeded 10% of total plan assets, valued at $1,178.5 million, or approximately 40% of total plan assets. Assets also included $124.7 million and $100.1 million of Markel shares at December 31, 2025 and 2024, respectively.

The Company’s pension plan assets measured at fair value on a recurring basis were as follows:

	As of December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$2,591	$—	$—	$2,591
Equity securities
U.S. equities (1)	2,129,883	—	—	2,129,883
International equities (2)	554,413	—	—	554,413
Total Investments	$2,686,887	$—	$—	$2,686,887
Short-term investment funds measured at NAV (3)				130,774
Private investment funds measured at NAV (4)				592,818
Receivables, net				2,210
Total				$3,412,689

	As of December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$2,308	$—	$—	$2,308
Equity securities
U.S. equities (1)	1,899,611	—	—	1,899,611
International equities (2)	361,941	—	—	361,941
Total Investments	$2,263,860	$—	$—	$2,263,860
Short-term investment funds measured at NAV (3)				150,103
Private investment funds measured at NAV (4)				557,122
Payables, net				(3,915)
Total				$2,967,170
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

The following table sets forth a summary of the Plan’s investments with a reported NAV:

(in thousands)	Fair Value	Unfunded Commitment	Redemption Frequency	Other Redemption Restriction	Redemption Notice Period
Short-term investment funds
2025	$130,774	$—	Immediate	None	None
2024	$150,103	$—	Immediate	None	None
Private investment funds
2025	$592,818	$6,683	(1)	(1)	90 days
2024	$557,122	$11,105	(1)	(1)	90 days
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

The following table sets forth obligation, asset and funding information for the Company’s other postretirement plans:

	Postretirement Plans
	As of December 31
(in thousands)	2025	2024
Change in Benefit Obligation
Benefit obligation at beginning of year	$1,069	$1,249
Interest cost	50	51
Actuarial loss (gain)	243	(144)
Benefits paid, net of Medicare subsidy	(550)	(87)
Benefit Obligation at End of Year	$812	$1,069
Funded Status	$(812)	$(1,069)
The change in the benefit obligation for the Company’s other postretirement plans in 2025 was primarily due to benefits paid during the year, offset by an actuarial loss resulting from various experience variances and assumption changes used to measure the benefit obligation.
The amounts recognized in the Company’s Consolidated Balance Sheets for its other postretirement plans are as follows:

	Postretirement Plans
	As of December 31
(in thousands)	2025	2024
Current liability	$(135)	$(180)
Noncurrent liability	(677)	(889)
Recognized Liability	$(812)	$(1,069)
The discount rates utilized for determining the benefit obligation at December 31, 2025 and 2024, for the postretirement plans were 4.84% and 5.12%, respectively. The assumed healthcare cost trend rate used in measuring the postretirement benefit obligation at December 31, 2025, was 8.15% for pre-age 65, decreasing to 4.5% in the year 2034 and thereafter. The assumed healthcare cost trend rate used in measuring the postretirement benefit obligation at December 31, 2025, was 9.35% for post-age 65, decreasing to 4.5% in the year 2034 and thereafter. The assumed healthcare cost trend rate used in measuring the postretirement benefit obligation at December 31, 2025, was 11.00% for Medicare Advantage, decreasing to 4.5% in the year 2034 and thereafter.
The Company’s postretirement benefit plans are unfunded, therefore, the Company made actual benefit payments of $0.6 million and $0.1 million to beneficiaries for the years ended December 31, 2025 and 2024, respectively.
At December 31, 2025, future estimated benefit payments are as follows:

(in thousands)	Postretirement Plans
2026	$135
2027	129
2028	114
2029	105
2030	80
2031–2035	563

The total benefit arising from the Company’s other postretirement plans consists of the following components:

	Postretirement Plans
	Year Ended December 31
(in thousands)	2025	2024	2023
Interest cost	$50	$51	$149
Amortization of prior service credit	—	—	(5)
Recognized actuarial gain	(1,207)	(1,824)	(2,343)
Net Periodic Benefit for the Year	(1,157)	(1,773)	(2,199)
Settlement	—	—	(1,087)
Total Benefit for the Year	$(1,157)	$(1,773)	$(3,286)
Other Changes in Benefit Obligations Recognized in Other Comprehensive Income
Current year actuarial loss (gain)	$243	$(144)	$(414)
Amortization of prior service credit	—	—	5
Recognized actuarial gain	1,207	1,824	2,343
Settlement	—	—	1,087
Total Recognized in Other Comprehensive Income (Before Tax Effects)	$1,450	$1,680	$3,021
Total Recognized in Benefit and Other Comprehensive Income (Before Tax Effects)	$293	$(93)	$(265)
The costs for the Company’s postretirement plans are actuarially determined. The discount rate utilized to determine the periodic cost for the years ended December 31, 2025, 2024 and 2023 was 5.12%, 4.53% and 4.76%. AOCI included the following components of unrecognized net periodic benefit for the postretirement plans:

	As of December 31
(in thousands)	2025	2024
Unrecognized actuarial gain	$(5,858)	$(7,308)
Gross Amount	(5,858)	(7,308)
Deferred tax liability	1,720	2,097
Net Amount	$(4,138)	$(5,211)
Multiemployer Pension Plans.  In 2025, 2024 and 2023, the Company contributed to one multiemployer defined benefit pension plan under the terms of a collective-bargaining agreement that covered certain union-represented employees. The Company’s total contributions to the multiemployer pension plan amounted to $0.1 million in each year for 2025, 2024 and 2023.
Savings Plans.  The Company recorded expense associated with retirement benefits provided under incentive savings plans (primarily 401(k) plans) of approximately $3.8 million in 2025, $3.5 million in 2024 and $13.0 million in 2023.
16.    OTHER NON-OPERATING (EXPENSE) INCOME
A summary of non-operating (expense) income is as follows:

	Year Ended December 31
(in thousands)	2025	2024	2023
Impairment of cost method investments	$(14,725)	$(744)	$(500)
Foreign currency (loss) gain, net	(10,051)	5,415	(1,141)
Gain on sale of cost method investments	4,717	7	958
Gain on sale of businesses	375	8,121	15,618
Gain on sale of investment in affiliates	314	15	15
Net (loss) gain on cost method investments	—	(1,526)	3,104
Other, net	517	1,258	1,040
Total Other Non-Operating (Expense) Income	$(18,853)	$12,546	$19,094
The net (loss) gain on cost method investments result from observable price changes in the fair value of the underlying equity securities accounted for under the cost method (see Notes 4 and 12).
For the years ended December 31, 2024 and 2023, the Company recorded contingent consideration gains of $0.9 million and $5.6 million, respectively, related to the disposition of Kaplan University (KU) in 2018.
In the third quarter of 2024, the Company recorded a $3.7 million gain related to Kaplan’s sale of a small business (see Note 3).

In the second quarter of 2024, the Company recorded a $3.5 million gain related to the sale of a small business by WGB, which included five websites (see Note 3).
In the second quarter of 2023, the Company recorded a $10.0 million gain related to the Pinna transaction (see Note 3). The Company used a market approach to determine the fair value of the noncontrolling financial interest received in Realm in exchange for the Pinna business.
17.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The other comprehensive income (loss) consists of the following components:

	Year Ended December 31, 2025
	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the year	$45,136	$—	$45,136
Adjustment for sale of a business with foreign operations	646	—	646
	45,782	—	45,782
Pension and other postretirement plans:
Actuarial gain	283,882	(73,845)	210,037
Prior service cost	(663)	173	(490)
Amortization of net actuarial gain included in net income	(1,207)	314	(893)
Amortization of net prior service credit included in net income	(2,080)	541	(1,539)
	279,932	(72,817)	207,115
Cash flow hedges:
Loss for the year	(831)	217	(614)
Other Comprehensive Income	$324,883	$(72,600)	$252,283

	Year Ended December 31, 2024
	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the year	$(24,568)	$—	$(24,568)
Adjustment for sale of a business with foreign operations	(765)	—	(765)
	(25,333)	—	(25,333)
Pension and other postretirement plans:
Actuarial gain	351,322	(89,943)	261,379
Prior service credit	734	(188)	546
Amortization of net actuarial gain included in net income	(39,742)	10,174	(29,568)
Amortization of net prior service credit included in net income	(1,951)	500	(1,451)
Settlement included in net income	(653,427)	167,285	(486,142)
	(343,064)	87,828	(255,236)
Cash flow hedges:
Gain for the year	1,392	(363)	1,029
Other Comprehensive Loss	$(367,005)	$87,465	$(279,540)

	Year Ended December 31, 2023
	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the year	$21,927	$—	$21,927
Pension and other postretirement plans:
Actuarial gain	380,593	(97,436)	283,157
Prior service credit	11,263	(2,883)	8,380
Amortization of net actuarial gain included in net income	(42,146)	10,790	(31,356)
Amortization of net prior service cost included in net income	1,641	(420)	1,221
Settlement included in net income	(1,087)	279	(808)
	350,264	(89,670)	260,594
Cash flow hedges:
Loss for the year	(5,630)	1,295	(4,335)
Other Comprehensive Income	$366,561	$(88,375)	$278,186

The accumulated balances related to each component of other comprehensive income (loss) are as follows:

(in thousands, net of taxes)	Cumulative Foreign Currency Translation Adjustment	Unrealized Gain on Pensions and Other Postretirement Plans	Cash Flow Hedges	Accumulated Other Comprehensive Income
As of December 31, 2023	$(32,711)	$649,185	$(2,137)	$614,337
Other comprehensive (loss) income before reclassifications	(24,568)	261,925	1,393	238,750
Net amount reclassified from accumulated other comprehensive income	(765)	(517,161)	(364)	(518,290)
Net other comprehensive (loss) income	(25,333)	(255,236)	1,029	(279,540)
As of December 31, 2024	(58,044)	393,949	(1,108)	334,797
Other comprehensive income (loss) before reclassifications	45,136	209,547	(912)	253,771
Net amount reclassified from accumulated other comprehensive income	646	(2,432)	298	(1,488)
Net other comprehensive income (loss)	45,782	207,115	(614)	252,283
As of December 31, 2025	$(12,262)	$601,064	$(1,722)	$587,080
The amounts and line items of reclassifications out of accumulated other comprehensive income (loss) are as follows:

	Year Ended December 31			Affected Line Item in the Consolidated Statements of Operations
(in thousands)	2025	2024	2023
Foreign Currency Translation Adjustments:
Adjustment for sale of businesses with foreign operations	$646	$(765)	$—	Other (expense) income, net
Pension and Other Postretirement Plans:
Amortization of net actuarial gain	(1,207)	(39,742)	(42,146)	(1)
Amortization of net prior service (credit) cost	(2,080)	(1,951)	1,641	(1)
Settlement gains	—	(653,427)	(1,087)	(1)
	(3,287)	(695,120)	(41,592)	Before tax
	855	177,959	10,649	Provision for income taxes
	(2,432)	(517,161)	(30,943)	Net of tax
Cash Flow Hedges	298	(364)	(5,363)	Interest expense
Total reclassification for the year	$(1,488)	$(518,290)	$(36,306)	Net of tax
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
In 2021, Kaplan received the borrower defense to repayment (BDTR) applications from the Department of Education (ED) seeking discharge of approximately $35 million in loans, excluding interest, from students at Kaplan’s previously owned schools, including Kaplan University. It is not clear to what extent the ED will exclude claims based on the underlying statutes of limitations, evidence provided by Kaplan, prior settlements with these students relieving their debt outside of the BDTR process, or any prior investigation related to schools attended by the student applicants.

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
In the Sweet v. Cardona lawsuit in the Northern District of California which was settled in November 2022, Plaintiffs claimed that the ED failed to properly consider and decide pending BDTR claims. As part of the Sweet v. Cardona settlement, the ED agreed to review any BDTR applications submitted between June 23, 2022 and November 15, 2022 on an expedited basis. In January 2024, Kaplan was informed that the ED received applications during this time period regarding former Kaplan University and Purdue Global students. Kaplan received those applications and believes none of the applications has merit and that the applications are far outside any statute of limitations period and accordingly Kaplan responded similarly to responses for prior claims. The total discharge amount sought or how much of that amount would apply to Kaplan University students is not fully known. The Sweet v. Cardona settlement requires the ED to adjudicate applications received during the designated time period pursuant to the requirements of the 2016 Borrower Defense Regulation. Kaplan believes it has significant defenses against any attempt by the ED at recoupment including the claims’ collective lack of merit, the applicable statute of limitations periods, and the ED’s standing for recoupment given the Sweet v. Cordona settlement. If the ED initiates a reimbursement action against Kaplan following approval of former students’ BDTR applications, Kaplan may be subject to significant liability.
Other Commitments. The Company’s broadcast subsidiaries are parties to certain agreements that commit them to purchase programming to be produced in future years. As of December 31, 2025, such commitments amounted to approximately $18.2 million. If such programs are not produced, the Company’s commitment would expire without obligation.
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
To meet the quantitative threshold related to operating income for separate disclosure, the Company changed the presentation of its segments in the fourth quarter of 2025 into the following seven reportable segments: Kaplan International, Kaplan Higher Education, Kaplan Supplemental Education, Television Broadcasting, CSI, Manufacturing and Automotive. Segment operating results have been updated to reflect this change. The Company defines its operating segments as those operations whose results the chief operating decision maker (CODM), who is our Chief Executive Officer, regularly reviews to analyze performance and allocate resources.
The Company and CODM use both operating income before amortization of intangible assets and impairment of goodwill and other long-lived assets and earnings before interest, income taxes, depreciation, amortization and pension service cost (EBITDAP) to evaluate segment performance and allocate resources to the Company’s segments. The CODM uses reports provided during annual budget presentations, the three-year forecasting process, quarterly business reviews and monthly management reports and related communication when making decisions about allocating capital resources across segments. The accounting policies at the segments are the same as described in Note 2. In computing operating income before amortization by segment, the effects of amortization of intangible assets, impairment of goodwill and other long-lived assets, equity in earnings (losses) of affiliates, interest income, interest expense, non-operating pension and postretirement benefit income, other non-operating income and expense items and income taxes are excluded. In computing EBITDAP, the effects of pension service cost, depreciation, amortization of intangible assets, impairment of goodwill and other long-lived assets, equity in earnings (losses) of affiliates, interest income, interest expense, non-operating pension and postretirement benefit income, other non-operating income and expense items and income taxes are excluded. Intersegment sales are not material.
Identifiable assets by segment are those assets used in the Company’s operations in each business segment. The investments in marketable equity securities and affiliates, and prepaid pension cost are not included in identifiable assets by segment. Investments in marketable equity securities are discussed in Note 4.
Education.  Education products and services are provided by Kaplan. KI includes professional training and postsecondary education businesses largely outside the U.S., as well as English-language programs. KHE includes the results as a service provider to higher education institutions. Supplemental Education includes Kaplan’s standardized test preparation, domestic professional and other continuing education businesses.

As of December 31, 2025, Kaplan had a total outstanding accounts receivable balance of $87.4 million from Purdue Global related to amounts due for reimbursements for services, fees earned and a deferred fee. Included in this total, Kaplan has a $1.1 million long-term receivable balance and an $18.8 million short-term receivable balance due from Purdue Global at December 31, 2025, related to the advance of $20.0 million during the initial KU Transaction.
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
Healthcare. Healthcare provides nursing care and prescription services for patients receiving in-home infusion treatments through its 87.5% interest in CSI. The healthcare division also provides home health, hospice and palliative services; ABA therapy; physician services for allergy, asthma and immunology patients; in-home aesthetics; and healthcare software-as-a-service technology.
Manufacturing. Manufacturing operations include Hoover, an Augusta, GA-based supplier of pressure impregnated kiln-dried lumber and plywood products for fire retardant and preservative applications; Dekko, a Garrett, IN-based manufacturer of electrical workspace solutions, architectural lighting, and electrical components and assemblies; Joyce/Dayton, a Dayton, OH-based manufacturer of screw jacks and other linear motion systems; and Forney, a global supplier of products and systems that control and monitor combustion processes in electric utility and industrial applications. On July 15, 2025, Hoover acquired Arconic Architectural Products, LLC, a wholly-owned subsidiary of Arconic Corporate (operating as Hoover Architectural Solutions), an Eastman, GA-based manufacturer of aluminum cladding products.
Automotive. Automotive includes eight automotive dealerships and valet repair services in the Washington, D.C. metropolitan area and Richmond, VA, including Lexus of Rockville; Honda of Tysons Corner; Ford of Manassas; Toyota of Woodbridge; CDJR of Woodbridge; Toyota of Richmond, which was acquired in September 2023; and Honda of Woodbridge, which was acquired in October 2025. The automotive group was awarded a Kia Open Point dealership in Bethesda, MD, which commenced operations at the end of December 2023. The Company decided to cease operations at Jeep of Bethesda in September 2025.
Other Businesses. Other businesses includes the following:
•Clyde’s Restaurant Group owns and operates 14 restaurants and entertainment venues in the Washington, D.C. metropolitan area.
•Framebridge, a custom framing company.
•Code3, a marketing solutions provider; the Slate Group and Foreign Policy, which publish online and print magazines and websites; Saatchi Art and Society6, which offer art and designs of various consumer products; and three investment stage businesses, Decile, City Cast and Supporting Cast. Other businesses also includes Pinna, which merged with another entity in June 2023 resulting in the deconsolidation of the subsidiary and WGB, which was disposed of by the end of the third quarter of 2025.
Corporate Office.  Corporate office includes the expenses of the Company’s corporate office, defined benefit pension expense, and certain continuing obligations related to prior business dispositions.
Geographical Information.  The Company’s non-U.S. revenues in 2025, 2024 and 2023 totaled approximately $1,074 million, $1,042 million and $930 million, respectively, primarily from Kaplan’s operations outside the U.S. Additionally, revenues in 2025, 2024 and 2023 totaled approximately $609 million, $618 million, and $543 million, respectively, from Kaplan’s operations in the U.K. The Company’s long-lived assets in non-U.S. countries (excluding goodwill and other intangible assets), totaled approximately $440 million and $455 million at December 31, 2025 and 2024, respectively.

The Company’s segment information is as follows:

	Year Ended December 31, 2025
(in thousands)	Education	Television Broadcasting	Healthcare	Manufacturing	Automotive	Total Segments
Operating Revenues	$1,744,332	$425,106	$815,049	$436,279	$1,133,153	$4,553,919
Reconciliation of Revenue
Other Businesses and Corporate Office Revenues (1)						360,139
Intersegment Elimination						(2,495)
Total Consolidated Revenues						$4,911,563

Less: Significant Expenses (2)
Cost of Revenue (3)	659,029		503,855	316,467	964,648	2,443,999
Payroll and Fringe Benefits Expense (4)	484,293	107,076			78,967	670,336
Occupancy Expense	108,805				7,692	116,497
Advertising and Marketing Expense	78,260					78,260
Networking and Programming Expense		123,725				123,725
Management Services (5)					8,393	8,393
Other Segment Items (6)	201,201	60,383	196,483	72,202	38,374	568,643
EBITDAP	$212,744	$133,922	$114,711	$47,610	$35,079	$544,066

Pension Service Cost	17,271	5,901	9,984	3,461	63	$36,680
Depreciation Expense	29,477	10,311	7,303	12,481	6,961	$66,533

Income from Operations before Amortization of Intangible Assets and Impairment of Intangible and Other Long-Lived Assets	$165,996	$117,710	$97,424	$31,668	$28,055	$440,853

Other Businesses (7)						(94,164)
Corporate Costs						(67,367)
Amortization of Intangible Assets						(32,040)
Impairment of Intangible and Other Long-Lived Assets						(12,335)
Income from Operations						$234,947
Equity in Earnings of Affiliates, Net						16,394
Interest Expense, Net						(110,530)
Non-Operating Pension and Postretirement Benefit Income, Net						127,539
Gain on Marketable Equity Securities, Net						200,170
Other Expense, Net						(18,853)
Income Before Income Taxes						$449,667

Capital Expenditures	$17,930	$4,426	$14,435	$10,621	$8,114	$55,526
Reconciliation of Capital Expenditures
Other Businesses and Corporate Office Capital Expenditures (8)						24,229
Total Capital Expenditures						$79,755
___________

(1)	Revenue from segments below the quantitative thresholds is attributable to Other Businesses and the Corporate Office, as described above. None of these operating segments meet the quantitative thresholds for determining reportable segments.
(2)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(3)	Cost of revenue reflects the amounts reported and provided to the CODM and does not necessarily reconcile to the Company's Consolidated Statement of Operations or align across reportable segments. Cost of revenue excludes charges related to depreciation, which is shown separately.
(4)	Excludes pension service cost, which is shown separately above. Excludes any payroll and related benefits costs captured in cost of revenue.
(5)	Management and operating services provided by Christopher J. Ourisman and his team of industry professionals.
(6)	Other segment items for each reportable segment include:
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
(c) Manufacturing - payroll and fringe benefits expense (SG&A) and other SG&A expenses.
(d) Healthcare (includes CSI) - indirect costs (e.g. payroll and benefits expenses, general and administrative expenses) and other SG&A expenses.
(e) Automotive - advertising and marketing expense and other G&A expenses.
(7)	Profit or loss from operating segments below the quantitative thresholds attributable to Other Businesses as described above. These operating segments did not meet any of the quantitative thresholds for determining reportable segments.
(8)	Capital Expenditures from operating segments below the quantitative thresholds are attributable to Other Businesses and the Corporate Office, as described above. None of these operating segments meet the quantitative thresholds for determining reportable segments.

The Company’s education division segment information is as follows:

	Year Ended December 31, 2025
(in thousands)	Kaplan International	Higher Education	Supplemental Education	Kaplan Corporate and Other	Intersegment Elimination	Total Education
Operating Revenues	$1,079,570	$349,211	$317,159	$585	$(2,193)	$1,744,332

Less: Significant Expenses (1)
Cost of Revenue (2)	358,673	251,531	50,303	—	(1,478)	659,029
Payroll and Fringe Benefits Expense (3)	298,607	22,694	136,499	26,618	(125)	484,293
Occupancy Expense	104,536	725	3,327	768	(551)	108,805
Advertising and Marketing Expense	33,973	7,657	36,191	439		78,260
Other Segment Items (4)	144,654	1,375	46,858	8,533	(219)	201,201
EBITDAP	$139,127	$65,229	$43,981	$(35,773)	$180	$212,744

Pension Service Cost	571	7,394	7,718	1,588		17,271
Depreciation Expense	25,154	1,425	2,871	27		29,477

Income (Loss) from Operations before Amortization of Intangible Assets	$113,402	$56,410	$33,392	$(37,388)	$180	$165,996

Capital Expenditures	$12,725	$1,012	$4,132	$61		$17,930
____________

(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)	Cost of revenue reflects the amounts reported and provided to the CODM and does not necessarily reconcile to the Company's Consolidated Statement of Operations or align across reportable segments. Cost of revenue excludes charges related to depreciation, which is shown separately.
(3)	Excludes pension service cost, which is shown separately above. Excludes any payroll and related benefits costs captured in cost of revenue.
(4)	Other segment items for each reportable segment include:
(a) Kaplan international - travel meals and entertainment expense, training and employment expense, operating fees and other G&A expenses.
(b) Higher education - training and employment expense, operating fees and other G&A expenses.
(c) Supplemental education - training and employment expense, operating fees and other G&A expenses.
The Company’s healthcare division segment information is as follows:

	Year Ended December 31, 2025
(in thousands)	CSI	Other Healthcare	Total Healthcare
Operating Revenues	$465,508	$349,541	$815,049

Less: Significant Expenses (1)
Cost of Revenue (2)	348,151	155,704	503,855
Other Segment Items (3)	63,144	133,339	196,483
EBITDAP	$54,213	$60,498	$114,711

Pension Service Cost	—	9,984	9,984
Depreciation Expense	829	6,474	7,303

Income from Operations before Amortization of Intangible Assets and Impairment of Long-Lived Assets	$53,384	$44,040	$97,424

Capital Expenditures	$2,336	$12,099	$14,435
___________

(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)	Cost of revenue reflects the amounts reported and provided to the CODM and does not necessarily reconcile to the Company's Consolidated Statement of Operations. Cost of revenue excludes charges related to depreciation, which is shown separately.
(3)	Other segment items for CSI include indirect costs (e.g. payroll and benefits expenses, general and administrative expenses) and other SG&A expenses.

The Company’s segment information is as follows:

	Year Ended December 31, 2024
(in thousands)	Education	Television Broadcasting	Healthcare	Manufacturing	Automotive	Total Segments
Operating Revenues	$1,691,778	$535,678	$611,109	$395,642	$1,200,477	$4,434,684
Reconciliation of Revenue
Other Businesses and Corporate Office Revenues (1)						358,822
Intersegment Elimination						(2,602)
Total Consolidated Revenues						$4,790,904

Less: Significant Expenses (2)
Cost of Revenue (3)	655,482		343,695	293,215	1,021,271	2,313,663
Payroll and Fringe Benefits Expense (4)	471,144	112,316			84,416	667,876
Occupancy Expense	116,839				7,573	124,412
Advertising and Marketing Expense	70,828					70,828
Networking and Programming Expense		126,474				126,474
Management Services (5)					8,054	8,054
Other Segment Items (6)	190,448	73,064	188,856	59,379	34,059	545,806
EBITDAP	$187,037	$223,824	$78,558	$43,048	$45,104	$577,571

Pension Service Cost	17,733	6,055	19,303	2,877	116	$46,084
Depreciation Expense	35,058	11,174	6,859	10,983	6,959	$71,033

Income from Operations before Amortization of Intangible Assets and Impairment of Goodwill and Other Long-Lived Assets	$134,246	$206,595	$52,396	$29,188	$38,029	$460,454

Other Businesses (7)						(99,101)
Corporate Costs						(58,908)
Amortization of Intangible Assets						(37,119)
Impairment of Goodwill and Other Long-Lived Assets						(49,822)
Income from Operations						$215,504
Equity in Losses of Affiliates, Net						(3,303)
Interest Expense, Net						(176,281)
Non-Operating Pension and Postretirement Benefit Income, Net						794,949
Gain on Marketable Equity Securities, Net						181,295
Other Income, Net						12,546
Income Before Income Taxes						$1,024,710

Capital Expenditures	$25,989	$5,887	$10,182	$15,951	$4,063	$62,072
Reconciliation of Capital Expenditures
Other Businesses and Corporate Office Capital Expenditures (8)						31,027
Total Capital Expenditures						$93,099
___________

(1)	Revenue from segments below the quantitative thresholds is attributable to Other Businesses and the Corporate Office, as described above. None of these operating segments meet the quantitative thresholds for determining reportable segments.
(2)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(3)	Cost of revenue reflects the amounts reported and provided to the CODM and does not necessarily reconcile to the Company's Consolidated Statement of Operations or align across reportable segments. Cost of revenue excludes charges related to depreciation, which is shown separately.
(4)	Excludes pension service cost, which is shown separately above. Excludes any payroll and related benefits costs captured in cost of revenue.
(5)	Management and operating services provided by Christopher J. Ourisman and his team of industry professionals.
(6)	Other segment items for each reportable segment include:
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
(c) Manufacturing - payroll and fringe benefits expense (SG&A) and other SG&A expenses.
(d) Healthcare (includes CSI) - indirect costs (e.g. payroll and benefits expenses, general and administrative expenses) and other SG&A expenses.
(e) Automotive - advertising and marketing expense and other G&A expenses.
(7)	Profit or loss from operating segments below the quantitative thresholds attributable to Other Businesses as described above. These operating segments did not meet any of the quantitative thresholds for determining reportable segments.
(8)	Capital Expenditures from operating segments below the quantitative thresholds are attributable to Other Businesses and the Corporate Office, as described above. None of these operating segments meet the quantitative thresholds for determining reportable segments.

The Company’s education division segment information is as follows:

	Year Ended December 31, 2024
(in thousands)	Kaplan International	Higher Education	Supplemental Education	Kaplan Corporate and Other	Intersegment Elimination	Total Education
Operating Revenues	$1,074,207	$324,815	$291,630	$5,761	$(4,635)	$1,691,778

Less: Significant Expenses (1)
Cost of Revenue (2)	361,508	247,196	51,574	—	(4,796)	655,482
Payroll and Fringe Benefits Expense (3)	299,643	17,431	126,410	27,660	—	471,144
Occupancy Expense	107,813	696	2,703	5,627	—	116,839
Advertising and Marketing Expense	32,414	6,870	30,914	630	—	70,828
Other Segment Items (4)	141,743	1,427	41,760	5,368	150	190,448
EBITDAP	$131,086	$51,195	$38,269	$(33,524)	$11	$187,037

Pension Service Cost	704	7,620	7,848	1,561		17,733
Depreciation Expense	28,683	2,825	3,487	63		35,058

Income (Loss) from Operations before Amortization of Intangible Assets and Impairment of Intangible Assets	$101,699	$40,750	$26,934	$(35,148)	$11	$134,246

Capital Expenditures	$22,560	$1,016	$2,413	$—		$25,989
____________

(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)	Cost of revenue reflects the amounts reported and provided to the CODM and does not necessarily reconcile to the Company's Consolidated Statement of Operations or align across reportable segments. Cost of revenue excludes charges related to depreciation, which is shown separately.
(3)	Excludes pension service cost, which is shown separately above. Excludes any payroll and related benefits costs captured in cost of revenue.
(4)	Other segment items for each reportable segment include:
(a) Kaplan international - travel meals and entertainment expense, training and employment expense, operating fees and other G&A expenses.
(b) Higher education - training and employment expense, operating fees and other G&A expenses.
(c) Supplemental education - training and employment expense, operating fees and other G&A expenses.
The Company’s healthcare division segment information is as follows:

	Year Ended December 31, 2024
(in thousands)	CSI	Other Healthcare	Total Healthcare
Operating Revenues	$299,598	$311,511	$611,109

Less: Significant Expenses (1)
Cost of Revenue (2)	205,754	137,941	343,695
Other Segment Items (3)	54,035	134,821	188,856
EBITDAP	$39,809	$38,749	$78,558

Pension Service Cost	—	19,303	19,303
Depreciation Expense	586	6,273	6,859

Income from Operations before Amortization of Intangible Assets	$39,223	$13,173	$52,396

Capital Expenditures	$1,126	$9,056	$10,182
___________

(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)	Cost of revenue reflects the amounts reported and provided to the CODM and does not necessarily reconcile to the Company's Consolidated Statement of Operations. Cost of revenue excludes charges related to depreciation, which is shown separately.
(3)	Other segment items for CSI include indirect costs (e.g. payroll and benefits expenses, general and administrative expenses) and other SG&A expenses.

The Company’s segment information is as follows:

	Year Ended December 31, 2023
(in thousands)	Education	Television Broadcasting	Healthcare	Manufacturing	Automotive	Total Segments
Operating Revenues	$1,587,581	$472,436	$459,481	$447,910	$1,079,893	$4,047,301
Reconciliation of Revenue
Other Businesses and Corporate Office Revenues (1)						371,233
Intersegment Elimination						(3,657)
Total Consolidated Revenues						$4,414,877

Less: Significant Expenses (2)
Cost of Revenue (3)	623,731		257,639	323,906	913,790	2,119,066
Payroll and Fringe Benefits Expense (4)	432,730	119,311			75,018	627,059
Occupancy Expense	112,230				6,562	118,792
Advertising and Marketing Expense	64,427					64,427
Networking and Programming Expense		129,827				129,827
Management Services (5)					7,312	7,312
Other Segment Items (6)	188,345	68,355	154,764	66,426	32,728	510,618
EBITDAP	$166,118	$154,943	$47,078	$57,578	$44,483	$470,200

Pension Service Cost	8,907	3,331	14,083	1,115	35	$27,471
Depreciation Expense	38,187	12,224	5,475	9,453	5,177	$70,516

Income from Operations before Amortization of Intangible Assets and Impairment of Goodwill and Other Long-Lived Assets	$119,024	$139,388	$27,520	$47,010	$39,271	$372,213

Other Businesses (7)						(98,115)
Corporate Costs						(55,600)
Amortization of Intangible Assets						(50,039)
Impairment of Goodwill and Other Long-Lived Assets						(99,066)
Income from Operations						$69,393
Equity in Losses of Affiliates, Net						(5,183)
Interest Expense, Net						(56,179)
Non-Operating Pension and Postretirement Benefit Income, Net						133,812
Gain on Marketable Equity Securities, Net						138,067
Other Income, Net						19,094
Income Before Income Taxes						$299,004

Capital Expenditures	$36,760	$9,220	$12,992	$23,089	$10,140	$92,201
Reconciliation of Capital Expenditures
Other Businesses and Corporate Office Capital Expenditures (8)						15,085
Total Capital Expenditures						$107,286
____________

(1)	Revenue from segments below the quantitative thresholds is attributable to Other Businesses, as described above. None of these operating segments meet the quantitative thresholds for determining reportable segments.
(2)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(3)	Cost of revenue reflects the amounts reported and provided to the CODM and does not necessarily reconcile to the Company's Consolidated Statement of Operations or align across reportable segments. Cost of revenue excludes charges related to depreciation, which is shown separately.
(4)	Excludes pension service cost, which is shown separately above. Excludes any payroll and related benefits costs captured in cost of revenue.
(5)	Management and operating services provided by Christopher J. Ourisman and his team of industry professionals.
(6)	Other segment items for each reportable segment include:
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
(c) Manufacturing - payroll and fringe benefits expense (SG&A) and other SG&A expenses.
(d) Healthcare (includes CSI) - indirect costs (e.g. payroll and benefits expenses, general and administrative expenses) and other SG&A expenses.
(e) Automotive - advertising and marketing expense and other G&A expenses.
(7)	Profit or loss from operating segments below the quantitative thresholds attributable to Other Businesses as described above. These operating segments did not meet any of the quantitative thresholds for determining reportable segments.
(8)	Capital Expenditures from operating segments below the quantitative thresholds are attributable to Other Businesses and the Corporate Office, as described above. None of these operating segments meet the quantitative thresholds for determining reportable segments.

The Company’s education division segment information is as follows:

	Year Ended December 31, 2023
(in thousands)	Kaplan International	Higher Education	Supplemental Education	Kaplan Corporate and Other	Intersegment Elimination	Total Education
Operating Revenues	$966,879	$326,961	$292,776	$11,012	$(10,047)	$1,587,581

Less: Significant Expenses (1)
Cost of Revenue (2)	320,183	254,378	55,162	—	(5,992)	623,731
Payroll and Fringe Benefits Expense (3)	267,878	17,334	127,396	22,823	(2,701)	432,730
Occupancy Expense	96,636	1,044	3,827	11,035	(312)	112,230
Advertising and Marketing Expense	30,654	5,123	28,226	424	—	64,427
Other Segment Items (4)	135,172	1,987	46,381	5,818	(1,013)	188,345
EBITDAP	$116,356	$47,095	$31,784	$(29,088)	$(29)	$166,118

Pension Service Cost	325	3,737	4,147	698		8,907
Depreciation Expense	28,501	4,416	5,165	105		38,187

Income (Loss) from Operations before Amortization of Intangible Assets and Impairment of Long-Lived Assets	$87,530	$38,942	$22,472	$(29,891)	$(29)	$119,024

Capital Expenditures	$31,111	$2,394	$3,209	$46		$36,760
____________

(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)	Cost of revenue reflects the amounts reported and provided to the CODM and does not necessarily reconcile to the Company's Consolidated Statement of Operations or align across reportable segments. Cost of revenue excludes charges related to depreciation, which is shown separately.
(3)	Excludes pension service cost, which is shown separately above. Excludes any payroll and related benefits costs captured in cost of revenue.
(4)	Other segment items for each reportable segment include:
(a) Kaplan international - travel meals and entertainment expense, training and employment expense, operating fees and other G&A expenses.
(b) Higher education - training and employment expense, operating fees and other G&A expenses.
(c) Supplemental education - training and employment expense, operating fees and other G&A expenses.
The Company’s healthcare division segment information is as follows:

	Year Ended December 31, 2023
(in thousands)	CSI	Other Healthcare	Total Healthcare
Operating Revenues	$189,202	$270,279	$459,481

Less: Significant Expenses (1)
Cost of Revenue (2)	137,363	120,276	257,639
Other Segment Items (3)	33,200	121,564	154,764
EBITDAP	$18,639	$28,439	$47,078

Pension Service Cost	—	14,083	14,083
Depreciation Expense	429	5,046	5,475

Income from Operations before Amortization of Intangible Assets and Impairment of Long-Lived Assets	$18,210	$9,310	$27,520

Capital Expenditures	$1,129	$11,863	$12,992
___________

(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)	Cost of revenue reflects the amounts reported and provided to the CODM and does not necessarily reconcile to the Company's Consolidated Statement of Operations. Cost of revenue excludes charges related to depreciation, which is shown separately.
(3)	Other segment items for CSI include indirect costs (e.g. payroll and benefits expenses, general and administrative expenses) and other SG&A expenses.

Asset information for the Company’s business segments is as follows:

	As of December 31
(in thousands)	2025	2024
Identifiable Assets
Kaplan international	$1,551,682	$1,500,846
Higher education	174,738	182,442
Supplemental education	247,181	238,836
Kaplan corporate and other	34,973	41,754
Education	2,008,574	1,963,878
Television broadcasting	393,097	402,200
CSI	128,170	91,437
Other Healthcare	227,457	217,154
Healthcare	355,627	308,591
Manufacturing	535,006	411,137
Automotive	582,715	582,105
Total Segments	3,875,019	3,667,911
Other businesses	357,408	338,089
Corporate office	79,389	139,126
Investments in Marketable Equity Securities	1,081,938	852,434
Investments in Affiliates	229,565	169,125
Prepaid Pension Cost	2,772,394	2,510,520
Total Assets	$8,395,713	$7,677,205