Form 10-Q
period 2026-03-31
Graham Holdings Co
filed 2026-04-30
CIK 104889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2026
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Shares outstanding at April 24, 2026:
Class A Common Stock – 964,001 Shares
Class B Common Stock – 3,343,083 Shares

GRAHAM HOLDINGS COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31

(in thousands, except per share amounts)	2026	2025
Operating Revenues
Sales of services	$673,799	$647,507
Sales of goods	562,193	518,408
	1,235,992	1,165,915
Operating Costs and Expenses
Cost of services sold (exclusive of items shown below)	394,993	386,136
Cost of goods sold (exclusive of items shown below)	462,207	433,222
Selling, general and administrative	277,481	270,706
Depreciation of property, plant and equipment	18,394	20,554
Amortization of intangible assets	6,055	7,824
Impairment of goodwill and asset group held for sale	19,029	—
	1,178,159	1,118,442
Income from Operations	57,833	47,473
Equity in earnings (losses) of affiliates, net	34,850	(8,428)
Interest income	2,475	2,500
Interest expense	(16,229)	(82,277)
Non-operating pension and postretirement benefit income, net	31,073	34,617
(Loss) gain on marketable equity securities, net	(68,923)	43,801
Other expense, net	(428)	(4,065)
Income Before Income Taxes	40,651	33,621
Provision for Income Taxes	9,900	7,900
Net Income	30,751	25,721
Net Income Attributable to Noncontrolling Interests	(1,645)	(1,827)
Net Income Attributable to Graham Holdings Company Common Stockholders	$29,106	$23,894

Per Share Information Attributable to Graham Holdings Company Common Stockholders
Basic net income per common share	$6.68	$5.50
Basic average number of common shares outstanding	4,331	4,320
Diluted net income per common share	$6.62	$5.45
Diluted average number of common shares outstanding	4,375	4,358
See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31
(in thousands)	2026	2025
Net Income	$30,751	$25,721
Other Comprehensive (Loss) Income, Before Tax
Foreign currency translation adjustments:
Translation adjustments arising during the period	(6,248)	14,267
Pension and other postretirement plans:
Amortization of net prior service credit included in net income	(496)	(519)
Amortization of net actuarial gain included in net income	(258)	(379)
	(754)	(898)
Cash flow hedges gain (loss)	626	(679)
Other Comprehensive (Loss) Income, Before Tax	(6,376)	12,690
Income tax benefit related to items of other comprehensive (loss) income	34	406
Other Comprehensive (Loss) Income, Net of Tax	(6,342)	13,096
Comprehensive Income	24,409	38,817
Comprehensive income attributable to noncontrolling interests	(1,645)	(1,827)
Total Comprehensive Income Attributable to Graham Holdings Company	$22,764	$36,990

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands)	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$135,676	$266,988
Restricted cash	63,439	44,417
Investments in marketable equity securities and other investments	972,701	1,088,970
Accounts receivable, net	520,482	576,754
Inventories and contracts in progress	306,892	303,370
Prepaid expenses	135,826	124,875
Income taxes receivable	14,788	15,447
Other current assets	10,011	10,274
Current assets held for sale (includes $28,801 of cash and $6,041 of restricted cash)	49,140	—
Total Current Assets	2,208,955	2,431,095
Property, Plant and Equipment, Net	576,348	587,434
Lease Right-of-Use Assets	387,163	404,818
Investments in Affiliates	237,053	229,565
Goodwill, Net	1,599,489	1,585,666
Indefinite-Lived Intangible Assets	170,321	170,805
Amortized Intangible Assets, Net	55,115	61,631
Prepaid Pension Cost	2,792,300	2,772,394
Deferred Income Taxes	9,913	9,690
Deferred Charges and Other Assets	129,683	142,615
Noncurrent Assets Held for Sale	14,149	—
Total Assets	$8,180,489	$8,395,713

Liabilities and Equity
Current Liabilities
Accounts payable, vehicle floor plan payable and accrued liabilities	$627,428	$721,626
Deferred revenue	361,621	411,651
Income taxes payable	7,368	8,995
Mandatorily redeemable noncontrolling interest	6,033	6,874
Current portion of lease liabilities	58,581	64,290
Current portion of long-term debt	107,098	175,138
Dividends declared	8,198	—
Current liabilities held for sale	56,002	—
Total Current Liabilities	1,232,329	1,388,574
Accrued Compensation and Related Benefits	131,641	135,323
Other Liabilities	28,122	28,639
Deferred Income Taxes	896,992	890,984
Mandatorily Redeemable Noncontrolling Interest	1,603	1,527
Lease Liabilities	365,847	377,897
Long-Term Debt	714,884	705,618
Noncurrent Liabilities Held for Sale	12,347	—
Total Liabilities	3,383,765	3,528,562
Commitments and Contingencies (Note 14)
Redeemable Noncontrolling Interests	29,920	39,824
Preferred Stock	—	—
Common Stockholders’ Equity
Common stock	20,000	20,000
Capital in excess of par value	346,943	379,896
Retained earnings	8,305,389	8,292,681
Accumulated other comprehensive income, net of taxes
Cumulative foreign currency translation adjustment	(18,510)	(12,262)
Unrealized gain on pensions and other postretirement plans	600,507	601,064
Cash flow hedges	(1,259)	(1,722)
Cost of Class B common stock held in treasury	(4,520,318)	(4,485,632)
Total Common Stockholders’ Equity	4,732,752	4,794,025
Noncontrolling Interests	34,052	33,302
Total Equity	4,766,804	4,827,327
Total Liabilities and Equity	$8,180,489	$8,395,713
See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31
(in thousands)	2026	2025
Cash Flows from Operating Activities
Net Income	$30,751	$25,721
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and goodwill and asset group held for sale impairment	43,478	28,378
Amortization of lease right-of-use asset	14,814	14,103
Net pension benefit and special separation benefit expense	(20,401)	(23,253)
Loss (gain) on marketable equity securities	68,923	(43,801)
(Gain) loss on disposition of property, plant and equipment and investments, net	(518)	276
Credit loss expense	1,540	1,140
Stock-based compensation expense, net of forfeitures	1,496	1,546
Foreign exchange loss	1,224	4,379
Equity in (earnings) losses of affiliates, net of distributions	(8,466)	12,241
Provision for deferred income taxes	2,743	941
Change in operating assets and liabilities:
Accounts receivable	48,469	16,550
Inventories	(2,155)	35,808
Accounts payable and accrued liabilities	(74,385)	(72,779)
Deferred revenue	(13,640)	3,443
Income taxes receivable/payable	(1,148)	(164)
Lease liabilities	(14,945)	(7,337)
Other assets and other liabilities, net	(10,647)	48,946
Other	599	(124)
Net Cash Provided by Operating Activities	67,732	46,014
Cash Flows from Investing Activities
Proceeds from sales of marketable equity securities	49,994	—
Purchases of property, plant and equipment	(19,171)	(15,482)
Investments in certain businesses, net of cash acquired	(18,162)	—
Purchases of marketable equity securities	(3,698)	(4,823)
Net proceeds from disposition of businesses, property, plant and equipment and investments	667	940
Other	870	775
Net Cash Provided by (Used in) Investing Activities	10,500	(18,590)
Cash Flows from Financing Activities
Net (payments) borrowings under revolving credit facilities	(68,210)	121,400
Common shares repurchased	(34,143)	(3,468)
Purchase of noncontrolling interests	(17,340)	—
Repayments of borrowings	(11,972)	(7,139)
Dividends paid	(8,200)	(7,813)
Net repayments of vehicle floor plan payable	(4,291)	(32,301)
Principal payments of finance leases	(3,837)	(4,441)
Distributions paid to noncontrolling interests	(3,235)	(188,253)
Other	(867)	288
Net Cash Used in Financing Activities	(152,095)	(121,727)
Effect of Currency Exchange Rate Change	(3,585)	3,388
Net Decrease in Cash and Cash Equivalents and Restricted Cash	(77,448)	(90,915)
Beginning Cash and Cash Equivalents and Restricted Cash	311,405	297,853
Ending Cash and Cash Equivalents and Restricted Cash	$233,957	$206,938

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
As of December 31, 2025	$20,000	$379,896	$8,292,681	$587,080	$(4,485,632)	$33,302	$4,827,327	$39,824
Net income for the period			30,751				30,751
Net income attributable to noncontrolling interests			(699)			699	—
Net income attributable to redeemable noncontrolling interests			(946)				(946)	946
Change in redemption value of redeemable noncontrolling interest		(8,225)				(4)	(8,229)	8,250
Distributions to noncontrolling interests						(884)	(884)	(2,251)
Dividends on common stock			(16,398)				(16,398)
Repurchase of Class B common stock					(34,476)		(34,476)
Issuance of Class B common stock, net of restricted stock award forfeitures		(252)			224		(28)
Shares withheld related to net share settlement					(434)		(434)
Amortization of unearned stock compensation and stock option expense		1,525					1,525
Purchase of noncontrolling interest		(26,001)				939	(25,062)
Other comprehensive loss, net of income taxes				(6,342)			(6,342)
Purchase of redeemable noncontrolling interests							—	(16,849)
As of March 31, 2026	$20,000	$346,943	$8,305,389	$580,738	$(4,520,318)	$34,052	$4,766,804	$29,920

(in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
As of December 31, 2024	$20,000	$356,919	$8,031,750	$334,797	$(4,486,805)	$30,154	$4,286,815	$43,821
Net income for the period			25,721				25,721
Net income attributable to noncontrolling interests			(1,129)			1,129	—
Net income attributable to redeemable noncontrolling interests			(698)				(698)	698
Change in redemption value of redeemable noncontrolling interests						634	634	8
Noncontrolling interest capital contribution						180	180
Distributions to noncontrolling interests						(747)	(747)	(941)
Dividends on common stock			(15,662)				(15,662)
Repurchase of Class B common stock					(3,468)		(3,468)
Issuance of Class B common stock, net of restricted stock award forfeitures		9,431			9,141		18,572
Shares withheld related to net share settlement					(402)		(402)
Amortization of unearned stock compensation and stock option expense		1,724					1,724
Other comprehensive income, net of income taxes				13,096			13,096
As of March 31, 2025	$20,000	$368,074	$8,039,982	$347,893	$(4,481,534)	$31,350	$4,325,765	$43,586

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
On February 1, 2026, Kaplan entered into a Share Purchase Agreement to sell its Kaplan Languages Group (KLG) business, consisting of more than 20 language schools in eight countries. The transaction is expected to close on May 1, 2026.
Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States of America (GAAP) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (SEC). They include the assets, liabilities, results of operations and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or otherwise controlled by the Company. As permitted under such rules, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the three months ended March 31, 2026 and 2025 may not be indicative of the Company’s future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
Recently Adopted and Issued Accounting Pronouncements – In November 2024, the Financial Accounting Standards Board (FASB) issued new guidance that requires disclosures about certain significant expense categories including inventory purchases, employee compensation, depreciation, amortization, and selling expenses. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on the disclosures within its Condensed Consolidated Financial Statements.
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
2. ACQUISITIONS AND DISPOSITIONS OF BUSINESSES
Acquisitions. In March 2026, the Company acquired one small business which is included in other healthcare businesses. The assets and liabilities of the company acquired were recorded at their estimated fair values at the date of acquisition.
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
In October 2025, Graham Healthcare Group (GHG) acquired two small businesses which are included in other healthcare businesses.
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

Acquisition-related costs for the acquisition that closed during the first three months of 2026 were expensed as incurred. The aggregate purchase price of the 2025 acquisitions was allocated as follows, based on the acquisition date fair values to the following assets and liabilities:

Purchase Price Allocation
Year Ended
(in thousands)	December 31, 2025
Accounts receivable	$11,641
Inventory	32,731
Property, plant and equipment	35,920
Lease right-of-use assets	3,642
Goodwill	51,943
Indefinite-lived intangible assets	15,500
Amortized intangible assets	41,300
Deferred income taxes	13,947
Other assets	221
Pension liabilities	(107,517)
Floor plan payables	(4,939)
Other liabilities	(18,371)
Current and noncurrent lease liabilities	(4,783)
Aggregate purchase price, net of cash acquired	$71,235
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill recorded due to these acquisitions is attributable to the assembled workforces of the acquired companies and expected synergies. The Company expects to deduct $12.4 million of goodwill for income tax purposes for the acquisitions completed in 2025.
The acquired companies were consolidated into the Company’s financial statements starting on their respective acquisition dates. The following unaudited pro forma financial information includes the 2025 acquisitions as if they occurred at the beginning of 2024:

Three Months Ended March 31
(in thousands)	2025
Operating revenues	$1,213,392
Net income	27,084
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
Disposition of Businesses. During the first quarter of 2026, Kaplan entered into a Share Purchase Agreement to sell the KLG business, which is included in Kaplan international. KLG comprises Kaplan International Languages, Alpadia Language Schools, Azurlingua and English as a second language (ESL) Education. As a result, the Company classified the assets and liabilities of KLG as held for sale in the Company’s Condensed Consolidated Balance Sheet as of March 31, 2026. The sale is expected to close on May 1, 2026.

The carrying amounts of the major classes of assets and liabilities of the KLG disposal group classified as held for sale as of March 31, 2026 are as follows:

As of
(in thousands)	March 31, 2026
Cash and cash equivalents	$28,801
Restricted cash	6,041
Accounts receivable, net	7,779
Prepaid expenses	5,934
Other current assets	585
Current Assets Held for Sale	49,140
Property, plant and equipment, net	8,106
Lease right-of-use assets	19,772
Amortized intangible assets, net	458
Deferred charges and other assets	2,400
Valuation allowance on assets held for sale	(16,587)
Noncurrent Assets Held for Sale	$14,149

Accounts payable and accrued liabilities	$18,877
Deferred revenue	31,696
Income taxes payable	(35)
Current portion of lease liabilities	5,464
Current Liabilities Held for Sale	56,002
Other liabilities	1,768
Deferred income taxes	(3,545)
Lease liabilities	14,124
Noncurrent Liabilities Held for Sale	$12,347
The Company measures the assets and liabilities of a disposal group classified as held for sale at the lower of its carrying value or fair value less costs to sell. The Company determined that the fair value less costs to sell of the KLG disposal group did not exceed its carrying value. As a result, upon classification of the KLG disposal group as held for sale, the Company recognized total impairment charges of $19.0 million, consisting of a $1.0 million goodwill impairment charge and an $18.0 million impairment charge related to the asset group held for sale. This resulted in the Company recording a $16.6 million valuation allowance in order to reduce the carrying value of the KLG disposal group to its fair value less costs to sell. The Company used a market approach to estimate the fair value of the KLG disposal group.
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
Other Transactions. In March 2026, the Company acquired some of the minority-owned shares of CSI Pharmacy Holding Company, LLC (CSI) for a total amount of $41.0 million. The Company paid cash of $16.4 million and entered into promissory notes with the minority owners for the remaining $24.6 million at an interest rate of 8% per annum. The notes are included in other indebtedness (see Note 7) and payable in quarterly installments with the final payment due on April 1, 2028. Following the redemption, the Company owns 93.4% of CSI.
In January 2026, pursuant to the exercise of a put right, the Company purchased some of the minority-owned interest of Clarus for $1.0 million. Following the redemption, the Company owns 97.5% of Clarus.
In October 2025, pursuant to the exercise of a put right, the Company purchased some of the minority-owned interest of Clarus for $0.4 million. Following the redemption, the Company owned 95.75% of Clarus.
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

The settlement agreement resulted in a $66.2 million increase to the mandatorily redeemable noncontrolling interest obligation, which the Company recorded as interest expense in the first quarter of 2025. The remaining mandatorily redeemable noncontrolling interest obligation related to GHC One and GHC Two LLC (GHC Two) was $7.6 million at March 31, 2026, with $6.0 million included in current liabilities due to the expected dissolution of GHC One within one year.
In December 2024, the Company acquired some of the minority-owned shares of CSI for a total estimated amount of $2.0 million. The Company paid cash of $0.6 million and entered into a promissory note with the minority owner for the remaining $1.4 million at an interest rate of 5.5% per annum. The note was included in other indebtedness (see Note 7) and was due and payable on January 31, 2026. Following the redemption, the Company owned 87.5% of CSI. Pursuant to the terms of the purchase agreement, the purchase price was finalized in December 2025, resulting in an additional amount payable of $0.1 million, plus interest at 5.5% per annum, to the minority owner. The note was subsequently paid in the first quarter of 2026.
As of March 31, 2026, the Company holds a controlling financial interest in GHC One and GHC Two and therefore includes the assets, liabilities, results of operations and cash flows in its consolidated financial statements. GHC One acquired Clarus during 2019. GHC Two acquired Impact Medical during 2021 and Skin Clique and Surpass in 2022. The Company accounts for the minority ownership of the group of current and former senior managers in GHC One and GHC Two as a mandatorily redeemable noncontrolling interest (see Note 8).
3. INVESTMENTS
Money Market Investments. As of March 31, 2026 and December 31, 2025, the Company had money market investments of $7.5 million and $5.3 million, respectively, that are classified as cash and cash equivalents in the Company’s Condensed Consolidated Balance Sheets.
Investments in Marketable Equity Securities. Investments in marketable equity securities consist of the following:

	As of
	March 31, 2026	December 31, 2025
(in thousands)
Total cost	$256,059	$256,897
Gross unrealized gains	736,466	845,889
Gross unrealized losses	(25,806)	(20,848)
Total Fair Value	$966,719	$1,081,938
At March 31, 2026 and December 31, 2025, the Company owned 55,430 shares in Markel Group Inc. (Markel) valued at $106.1 million and $119.2 million, respectively. The Chief Executive Officer of Markel, Mr. Thomas S. Gayner, is a member of the Company’s Board of Directors. As of March 31, 2026, the Company owned 422 Class A and 481,920 Class B shares in Berkshire Hathaway valued at $534.0 million, which exceeded 5% of the Company’s total assets.
The Company purchased $3.7 million and $4.8 million of marketable equity securities during the first three months of 2026 and 2025, respectively. During the first three months of 2026, the gross cumulative realized net gains from the sales of marketable equity securities were $45.5 million. The total proceeds from such sales were $50.0 million. There were no sales of marketable equity securities during the first three months of 2025.
The net (loss) gain on marketable equity securities comprised the following:

	Three Months Ended March 31
(in thousands)	2026	2025
(Loss) gain on marketable equity securities, net	$(68,923)	$43,801
Less: Net gains in earnings from marketable equity securities sold	(2,367)	—
Net unrealized (losses) gains in earnings from marketable equity securities still held at the end of the period	$(71,290)	$43,801
Investments in Affiliates. As of March 31, 2026, the Company’s healthcare subsidiary held investments in several affiliates that GHG actively manages; GHG held a 40% interest in each of the following affiliates: Residential Home Health Illinois, Residential Hospice Illinois, Mary Free Bed at Home, and Allegheny Health Network Healthcare at Home. For the three months ended March 31, 2026 and 2025, the Company recorded $4.1 million and $3.8 million, respectively, in revenue for services provided to the affiliates of GHG.

As of March 31, 2026, the Company held a 50.4%, 41.4% and 25.2% interest in N2K Networks, Realm and Intersection, respectively, on a fully diluted basis, and accounts for these investments under the equity method. The Company holds two of the five seats of N2K Networks’ governing board with the other shareholders retaining substantive participation rights to control the financial and operating decisions of N2K Networks through representation on the board. In May 2024, the Company entered into a convertible promissory note agreement to loan N2K Networks $2.0 million. The convertible promissory note bears interest at a rate of 12% per annum and, subject to conversion provisions, all unpaid interest and principal are due by May 2027.
The Company had $46.9 million and $30.0 million in its investment account that represents cumulative undistributed income in its investments in affiliates as of March 31, 2026 and December 31, 2025, respectively.
Additionally, Kaplan International Holdings Limited (KIHL) held a 45% interest in a joint venture formed with University of York. KIHL loaned the joint venture £22 million, which is repayable over 25 years at an interest rate of 7% and guaranteed by the University of York. The outstanding balance on this loan was £18.8 million as of March 31, 2026. The loan is repayable by December 2041.
Cost Method Investments. The Company held investments without readily determinable fair values in a number of equity securities that are accounted for as cost method investments, which are recorded at cost, less impairment, and adjusted for observable price changes for identical or similar investments of the same issuer. The carrying value of these investments was $49.4 million as of March 31, 2026 and December 31, 2025, respectively.
4. ACCOUNTS RECEIVABLE, ACCOUNTS PAYABLE, VEHICLE FLOOR PLAN PAYABLE AND ACCRUED LIABILITIES
Accounts receivable consist of the following:

	As of
	March 31, 2026	December 31, 2025
(in thousands)
Receivables from contracts with customers, less estimated credit losses of $24,534 and $23,164	$461,970	$519,068
Other receivables	58,512	57,686
	$520,482	$576,754
Credit loss expense was $1.5 million and $1.1 million for the three months ended March 31, 2026 and 2025, respectively.
Accounts payable, vehicle floor plan payable and accrued liabilities consist of the following:

	As of
	March 31, 2026	December 31, 2025
(in thousands)
Accounts payable	$167,742	$181,009
Vehicle floor plan payable	114,668	118,959
Accrued compensation and related benefits	131,395	194,972
Other accrued liabilities	213,623	226,686
	$627,428	$721,626
Cash overdrafts of $0.7 million and $0.6 million are included in accounts payable as of March 31, 2026 and December 31, 2025, respectively.
The Company finances new, used and service loaner vehicle inventory through standardized floor plan facilities with Truist Bank and Toyota Motor Credit Corporation and Ford Motor Credit Company. At March 31, 2026, the floor plan facilities bore interest at variable rates that are based on Secured Overnight Financing Rate (SOFR) and prime-based interest rates. The weighted average interest rate for the floor plan facilities was 5.7% and 6.3% for the three months ended March 31, 2026 and 2025, respectively. The Company incurred floor plan interest expense of $1.7 million and $2.2 million for the three months ended March 31, 2026 and 2025, respectively. Changes in the vehicle floor plan payable are reported as cash flows from financing activities in the Condensed Consolidated Statements of Cash Flows.
The floor plan facilities are collateralized by vehicle inventory and other assets of the relevant dealership subsidiary, and contain a number of covenants, including, among others, covenants restricting the dealership subsidiary with respect to the creation of liens and changes in ownership, officers and key management personnel. The Company was in compliance with all of these restrictive covenants as of March 31, 2026.

The floor plan interest expense related to the vehicle floor plan arrangements is offset by amounts received from manufacturers in the form of floor plan assistance capitalized in inventory and recorded against cost of goods sold in the Condensed Consolidated Statements of Operations when the associated inventory is sold. For the three months ended March 31, 2026 and 2025, the Company recognized a reduction in cost of goods sold of $1.9 million and $2.0 million, respectively, related to manufacturer floor plan assistance.
As of March 31, 2026 and December 31, 2025, the Company had $99.2 million and $105.9 million, respectively, in obligations outstanding related to floor plan facilities associated with new vehicles.
5. INVENTORIES AND CONTRACTS IN PROGRESS
Inventories and contracts in progress consist of the following:

	As of
	March 31, 2026	December 31, 2025
(in thousands)
Raw materials	$80,855	$77,977
Work-in-process	13,804	12,906
Finished goods	208,344	209,287
Contracts in progress	3,889	3,200
	$306,892	$303,370
6. GOODWILL AND OTHER INTANGIBLE ASSETS
During the first quarter of 2026, in connection with the classification of the KLG disposal group as held for sale, the Company recognized a goodwill impairment charge of $1.0 million at Kaplan International (see Note 2).
Amortization of intangible assets for the three months ended March 31, 2026 and 2025, was $6.1 million and $7.8 million, respectively. Amortization of intangible assets is estimated to be approximately $17 million for the remainder of 2026, $9 million in 2027, $6 million in 2028, $5 million in 2029, $5 million in 2030 and $13 million thereafter.
The changes in the carrying amount of goodwill, by segment, were as follows:

(in thousands)	Education	Television Broadcasting	Healthcare	Manufacturing	Automotive	Other Businesses	Total
As of December 31, 2025
Goodwill	$1,181,284	$190,815	$136,637	$272,523	$140,832	$108,943	$2,031,034
Accumulated impairment losses	(331,151)	—	—	(82,062)	—	(32,155)	(445,368)
	850,133	190,815	136,637	190,461	140,832	76,788	1,585,666
Acquisition	—	—	17,996	—	—	—	17,996
Impairment	(976)	—	—	—	—	—	(976)
Foreign currency exchange rate changes	(3,197)	—	—	—	—	—	(3,197)
As of March 31, 2026
Goodwill	1,178,087	190,815	154,633	272,523	140,832	108,943	2,045,833
Accumulated impairment losses	(332,127)	—	—	(82,062)	—	(32,155)	(446,344)
	$845,960	$190,815	$154,633	$190,461	$140,832	$76,788	$1,599,489

The changes in carrying amount of goodwill at the Company’s education and healthcare divisions were as follows:

(in thousands)	Kaplan International	Higher Education	Supplemental Education	Total Education	CSI	Other Healthcare	Total Healthcare
As of December 31, 2025
Goodwill	$614,096	$174,564	$392,624	$1,181,284	$87,140	$49,497	$136,637
Accumulated impairment losses	—	(111,324)	(219,827)	(331,151)	—	—	—
	614,096	63,240	172,797	850,133	87,140	49,497	136,637
Acquisition	—	—	—	—	—	17,996	17,996
Impairment	(976)	—	—	(976)	—	—	—
Foreign currency exchange rate changes	(3,168)	—	(29)	(3,197)	—	—	—
As of March 31, 2026
Goodwill	610,928	174,564	392,595	1,178,087	87,140	67,493	154,633
Accumulated impairment losses	(976)	(111,324)	(219,827)	(332,127)	—	—	—
	$609,952	$63,240	$172,768	$845,960	$87,140	$67,493	$154,633
Other intangible assets consist of the following:

		As of March 31, 2026			As of December 31, 2025
(in thousands)	Useful Life Range	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Student and customer relationships	2–10 years	$296,773	$259,893	$36,880	$307,312	$266,453	$40,859
Trade names and trademarks	2–10 years	108,127	93,878	14,249	114,227	98,147	16,080
Network affiliation agreements	10 years	17,400	16,022	1,378	17,400	15,588	1,812
Databases and technology	3–6 years	30,224	28,349	1,875	32,376	30,293	2,083
Other	1–8 years	38,063	37,330	733	38,063	37,266	797
		$490,587	$435,472	$55,115	$509,378	$447,747	$61,631
Indefinite-Lived Intangible Assets
Franchise agreements		$97,002			$97,002
Trade names and trademarks		62,169			62,653
FCC licenses		11,000			11,000
Other		150			150
		$170,321			$170,805
7. DEBT
The Company’s borrowings consist of the following:

				As of
(in thousands)	Maturities	Stated Interest Rate	Effective Interest Rate	March 31, 2026	December 31, 2025
Unsecured notes (1)	2033	5.625%	5.625%	$493,550	$493,625
Revolving credit facility	2030	5.04% - 7.13%	5.13%	149,115	222,466
Real estate term loan (2)	2028	5.42% - 5.45%	5.49%	90,596	91,836
Capital term loan (3)	2028	6.17% - 6.20%	6.24%	62,153	64,079
Other indebtedness	2026 - 2028	6.25% - 8.00%		26,568	8,750
Total Debt				821,982	880,756
Less: current portion				(107,098)	(175,138)
Total Long-Term Debt				$714,884	$705,618
___________
(1)     The carrying value is net of $6.4 million of unamortized debt issuance costs as of March 31, 2026 and December 31, 2025.
(2)     The carrying value is net of $0.1 million of unamortized debt issuance costs as of March 31, 2026 and December 31, 2025.
(3)     The carrying value is net of $0.4 million and $0.5 million of unamortized debt issuance costs as of March 31, 2026 and December 31, 2025, respectively.
On November 24, 2025, the Company issued $500 million of 5.625% unsecured eight-year fixed-rate notes due December 1, 2033 (the Notes). Interest is paid semi-annually on June 1 and December 1. Also on November 24,

2025, the Company used the net proceeds from the sale of the notes, together with the borrowings under the revolving credit agreement, to (i) redeem the $400 million of 5.75% unsecured notes due June 1, 2026, (ii) refinance outstanding revolving loans under the existing revolving credit facility, and (iii) repay all amounts outstanding under the Company’s existing $150 million term loan. On October 21, 2025, the automotive subsidiary borrowed $38.7 million under the delayed draw term loan to finance the acquisition of a Honda automotive dealership, including the real property for the dealership operations.
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
At March 31, 2026 and December 31, 2025, the fair value of the Company’s 5.625% unsecured notes, based on quoted market prices (Level 2 fair value assessment), totaled $489.5 million and $504.0 million, respectively.
The outstanding balance on the Company’s $400 million unsecured revolving credit facility was $149.1 million as of March 31, 2026, consisting of U.S. dollar borrowings of $83.0 million with interest payable at SOFR plus 1.375% or prime rate plus 0.375%, and British Pound borrowings of £50 million with interest payable at Daily Sterling Overnight Index Average (SONIA) plus 1.375%.
The fair value of the Company’s other debt, which is based on Level 2 inputs, approximates its carrying value as of March 31, 2026 and December 31, 2025. The Company is in compliance with all financial covenants of the revolving credit facility and term loans as of March 31, 2026.
During the three months ended March 31, 2026 and 2025, the Company had average borrowings outstanding of approximately $892.8 million and $789.1 million, respectively, at average annual interest rates of approximately 5.7% and 6.0%, respectively. During the three months ended March 31, 2026 and 2025, the Company incurred net interest expense of $13.8 million and $79.8 million, respectively.
During the three months ended March 31, 2026, the Company recorded interest income of $0.7 million to adjust the fair value of the mandatorily redeemable noncontrolling interest. During the three months ended March 31, 2025, the Company recorded interest expense of $66.4 million to adjust the fair value of the mandatorily redeemable noncontrolling interest. The fair value of the mandatorily redeemable noncontrolling interest was based on the fair value of the underlying subsidiaries owned by GHC One and GHC Two, after taking into account any debt and other noncontrolling interests of its subsidiary investments. The fair value of the owned subsidiaries is determined by reference to either a discounted cash flow or EBITDA multiple, which approximates fair value (Level 3 fair value assessment) (See Note 2 and 8).

8. FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	As of March 31, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market investments (1)	$—	$7,527	$—	$7,527
Marketable equity securities (2)	966,719	—	—	966,719
Other current investments (3)	—	5,982	—	5,982
Total Financial Assets	$966,719	$13,509	$—	$980,228
Liabilities
Contingent consideration liabilities (4)	$—	$—	$1,223	$1,223
Interest rate swaps (5)	—	1,672	—	1,672
Mandatorily redeemable noncontrolling interest (6)	—	—	7,636	7,636
Total Financial Liabilities	$—	$1,672	$8,859	$10,531

	As of December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market investments (1)	$—	$5,251	$—	$5,251
Marketable equity securities (2)	1,081,938	—	—	1,081,938
Other current investments (3)	—	7,032	—	7,032
Total Financial Assets	$1,081,938	$12,283	$—	$1,094,221
Liabilities
Contingent consideration liabilities (4)	$—	$—	$1,526	$1,526
Interest rate swaps (5)	—	2,289	—	2,289
Mandatorily redeemable noncontrolling interest (6)	—	—	8,401	8,401
Total Financial Liabilities	$—	$2,289	$9,927	$12,216
____________

(1)	The Company’s money market investments are included in cash and cash equivalents and the value considers the liquidity of the counterparty.
(2)
The Company’s investments in marketable equity securities are held in common shares of U.S. corporations that are actively traded on U.S. stock exchanges. Price quotes for these shares are readily available.

(3)	Includes mutual funds, which are valued using a market approach based on the quoted market prices of the security or inputs that include quoted market prices for similar instruments.
(4)	Included in Current liabilities held for sale and Noncurrent liabilities held for sale as of March 31, 2026. The balances were included in Accounts payable, vehicle floor plan payable and accrued liabilities and Other Liabilities as of December 31, 2025. The Company determined the fair value of the contingent consideration liabilities using either a Monte Carlo simulation, Black-Scholes model, or probability-weighted analysis depending on the type of target included in the contingent consideration requirements (revenue, EBITDA, client retention). All analyses included estimated financial projections for the acquired businesses and acquisition-specific discount rates.
(5)	Included in Other Liabilities. The Company utilized a market approach model using the notional amount of the interest rate swaps multiplied by the observable inputs of time to maturity and market interest rates.
(6)	The fair value of the mandatorily redeemable noncontrolling interest is based on the fair value of the underlying subsidiaries owned by GHC One and GHC Two, after taking into account any debt and other noncontrolling interests of its subsidiary investments. The fair value of the owned subsidiaries is determined using enterprise value analyses which include an equal weighing between guideline public company and discounted cash flow analyses.

The following tables provide a reconciliation of changes in the Company’s financial liabilities measured at fair value on a recurring basis, using Level 3 inputs:

(in thousands)	Contingent consideration liabilities	Mandatorily redeemable noncontrolling interest
As of December 31, 2025	$1,526	$8,401
Changes in fair value (1)	—	(669)
Capital contributions	—	4
Accretion of value included in net income (1)	21	—
Settlements or distributions	(299)	(100)
Foreign currency exchange rate changes	(25)	—
As of March 31, 2026	$1,223	$7,636

(in thousands)	Contingent consideration liabilities	Mandatorily redeemable noncontrolling interest
As of December 31, 2024	$1,419	$159,548
Changes in fair value (1)	—	66,407
Capital contributions	—	80
Accretion of value included in net income (1)	46	—
Settlements or distributions	—	(205,315)
Foreign currency exchange rate changes	20	—
As of March 31, 2025	$1,485	$20,720
____________

(1)	Changes in fair value and accretion of value of contingent consideration liabilities are included in Selling, general and administrative expenses and the changes in fair value of mandatorily redeemable noncontrolling interest is included in Interest expense in the Company’s Condensed Consolidated Statements of Operations.
Mandatorily Redeemable Noncontrolling Interest. The mandatorily redeemable noncontrolling interest represents the ownership portion of a group of minority shareholders, consisting of a group of current and former senior managers of the healthcare business, in subsidiaries of GHG. The Company established GHC One and GHC Two as vehicles to invest in a portfolio of healthcare businesses together with the group of senior managers of GHG. As the holder of preferred units, the Company is obligated to contribute 95% of the capital required for the acquisition of portfolio investments with the remaining 5% of the capital coming from the group of senior managers. The operating agreements of GHC One and GHC Two require the dissolution of the entities on March 31, 2026, and March 31, 2029, respectively, at which time the net assets will be distributed to its members. As a preferred unit holder, the Company will receive an amount up to its contributed capital plus a preferred annual return of 8% (guaranteed return) after the group of senior managers has received the redemption of their 5% interest in net assets (manager return). All distributions in excess of the manager and guaranteed return will be paid to common unit holders, which currently comprise the group of senior managers of GHG. The Company may convert its preferred units to common units at any time after which it will receive 80% of all distributions in excess of the manager return, with the remaining 20% of excess distributions going to the group of senior managers as holders of the other common units. The mandatorily redeemable noncontrolling interest related to GHC One is reported as a current liability at March 31, 2026 and December 31, 2025 in the Condensed Consolidated Balance Sheets. The mandatorily redeemable noncontrolling interest related to GHC Two is reported as a noncurrent liability at March 31, 2026 and December 31, 2025 in the Condensed Consolidated Balance Sheets.
Other. During the first quarter of 2026, in connection with the classification of the KLG disposal group as held for sale, the Company recognized total impairment charges of $19.0 million, consisting of a $1.0 million goodwill impairment charge and an $18.0 million impairment charge related to the asset group held for sale. The Company used a market approach to estimate the fair value of the KLG disposal group (see Note 2 and 6).
9. REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company generated 78% of its revenue from U.S. domestic sales for each of the three months ended March 31, 2026 and 2025, respectively. The remaining 22% of revenue was generated from non-U.S. sales for the three months ended March 31, 2026 and 2025.
For each of the three months ended March 31, 2026 and 2025, the Company recognized 54% of its revenue over time as control of the services and goods transferred to the customer, and the remaining 46% at a point in time, when the customer obtained control of the promised goods.
Contract Assets. As of March 31, 2026, the Company recognized a contract asset of $28.5 million related to a contract at a Kaplan International business, of which $5.1 million is included in Other current assets and $23.4 million is included in Deferred Charges and Other Assets. The Company expects to recognize an additional $211.7 million related to the remaining performance obligation in the contract over the next three years. As of December 31, 2025, the contract asset was $36.5 million, of which $4.4 million was included in Other current assets and $32.1 million was included in Deferred Charges and Other Assets. Additional contract assets of $2.7 million and $3.0 million are included in Other current assets on the Company’s Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, respectively.
Deferred Revenue. The Company records deferred revenue when cash payments are received or due in advance of the Company’s performance which includes some payments that are refundable due to the contractual right of the customer to cancel the agreement. As of March 31, 2026 and December 31, 2025, 15% and 22%, respectively, of the Company’s deferred revenue consisted of prepaid amounts which are refundable. The following table presents the change in the Company’s deferred revenue balance:

	As of
	March 31, 2026	December 31, 2025%
(in thousands)			Change
Deferred revenue	$369,183	$418,090	(12)
The majority of the change in the deferred revenue balance is related to the cyclical nature of services in the Kaplan International division and the reclassification of deferred revenue included in the KLG disposal group (see Note 2), offset by increases in the Supplemental Education division. During the three months ended March 31, 2026, the Company recognized $218.0 million related to the Company’s deferred revenue balance as of December 31, 2025, including $31.2 million of prepaid amounts which were refundable at the prior year-end.
Revenue allocated to remaining performance obligations represents deferred revenue amounts that will be recognized as revenue in future periods. As of March 31, 2026, the deferred revenue balance related to certain medical and nursing qualifications with an original contract length greater than twelve months at Kaplan Supplemental Education was $6.0 million. Kaplan Supplemental Education expects to recognize 56% of this revenue over the next twelve months and the remainder thereafter.
Costs to Obtain a Contract. The following table presents changes in the Company’s costs to obtain a contract asset:

(in thousands)	Balance at Beginning of Period	Costs associated with new contracts	Less: Costs amortized during the period	Other	Balance at End of Period
2026	$42,404	$21,832	$(25,035)	$(2,627)	$36,574
The majority of other activity was related to the reclassification of costs to obtain contracts assets included in the KLG disposal group (see Note 2) and currency translation adjustments for the three months ended March 31, 2026.
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

The following reflects the Company’s net income and share data used in the basic and diluted earnings per share computations using the two-class method:

	Three Months Ended March 31
(in thousands, except per share amounts)	2026	2025
Numerator:
Numerator for basic earnings per share:
Net income attributable to Graham Holdings Company common stockholders	$29,106	$23,894
Less: Dividends paid-common stock outstanding and unvested restricted shares	(16,398)	(15,662)
Undistributed earnings	12,708	8,232
Percent allocated to common stockholders	99.44%	99.38%
	12,636	8,182
Add: Dividends paid-common stock outstanding	16,306	15,563
Numerator for basic earnings per share	$28,942	$23,745
Add: Additional undistributed earnings due to dilutive stock options	1	—
Numerator for diluted earnings per share	$28,943	$23,745
Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	4,331	4,320
Add: Effect of dilutive stock options	44	38
Denominator for diluted earnings per share	4,375	4,358
Graham Holdings Company Common Stockholders:
Basic earnings per share	$6.68	$5.50
Diluted earnings per share	$6.62	$5.45
____________
Earnings per share amounts may not recalculate due to rounding.
Diluted earnings per share excludes the following weighted average potential common shares, as the effect would be antidilutive, as computed under the treasury stock method:

	Three Months Ended March 31
(in thousands)	2026	2025
Weighted average restricted stock	17	12
The diluted earnings per share amounts for each of the three months ended March 31, 2026 and 2025 excludes the effect of 1,000 contingently issuable shares outstanding as their inclusion would have been antidilutive due to a market condition.
In the three months ended March 31, 2026 and 2025, the Company declared regular dividends totaling $3.76 and $3.60 per common share, respectively.
11. PENSION PLANS
Defined Benefit Plans. The total benefit arising from the Company’s defined benefit pension plans consists of the following components:

	Three Months Ended March 31
(in thousands)	2026	2025
Service cost	$11,580	$12,192
Interest cost	8,695	6,421
Expected return on assets	(44,280)	(41,971)
Amortization of prior service credit	(496)	(519)
Net Periodic Benefit	(24,501)	(23,877)
Special separation benefit expense	4,100	624
Total Benefit	$(20,401)	$(23,253)

In the first quarter of 2026, the Company recorded $4.1 million in expenses related to Separation Incentive Programs (SIPs) for certain Kaplan, Graham Media Group, Joyce, Dekko, Framebridge, Code3, Slate and Corporate employees. In the first quarter of 2025, the Company recorded $0.6 million in expenses related to a SIP for certain WGB employees. These SIPs were funded from the assets of the Company’s pension plans.
The total cost arising from the Company’s Supplemental Executive Retirement Plan (SERP) consists of the following components:

	Three Months Ended March 31
(in thousands)	2026	2025
Service cost	$289	$239
Interest cost	1,155	1,197
Net Periodic Cost	$1,444	$1,436
Defined Benefit Plan Assets. The Company’s defined benefit pension obligations are funded by a portfolio made up of private investment funds and a relatively small number of stocks and high-quality fixed-income securities that are held by a third-party trustee. The assets of the Company’s pension plans were allocated as follows:

	As of
	March 31, 2026	December 31, 2025

U.S. equities	63%	63%
Private investment funds	18%	17%
International equities	15%	16%
U.S. fixed income	4%	4%
	100%	100%
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
The Company evaluated its defined benefit pension plan asset portfolio for the existence of significant concentrations (defined as greater than 10% of plan assets) of credit risk as of March 31, 2026. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country and individual fund. At March 31, 2026, the pension plan held investments in one common stock and one private investment fund that exceeded 10% of total plan assets, valued at $1,199.5 million, or approximately 38% of total plan assets. At December 31, 2025, the pension plan held investments in one common stock and one private investment fund that exceeded 10% of total plan assets, valued at $1,267.4 million, or approximately 37% of total plan assets. Assets also included $111.0 million and $124.7 million of Markel shares at March 31, 2026 and December 31, 2025, respectively.

12. OTHER NON-OPERATING EXPENSE
A summary of non-operating expense is as follows:

	Three Months Ended March 31
(in thousands)	2026	2025
Foreign currency loss, net	(1,224)	(4,379)
Gain on sale of cost method investment	484	—
Other gain, net	312	314
Total Other Non-Operating Expense	$(428)	$(4,065)
13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The other comprehensive (loss) income consists of the following components:

	Three Months Ended March 31
	2026			2025
	Before-Tax	Income	After-Tax	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(6,248)	$—	$(6,248)	$14,267	$—	$14,267
Pension and other postretirement plans:
Amortization of net prior service credit included in net income	(496)	130	(366)	(519)	133	(386)
Amortization of net actuarial gain included in net income	(258)	67	(191)	(379)	97	(282)
	(754)	197	(557)	(898)	230	(668)
Cash flow hedges:
Gain (loss) for the period	626	(163)	463	(679)	176	(503)
Other Comprehensive (Loss) Income	$(6,376)	$34	$(6,342)	$12,690	$406	$13,096
The accumulated balances related to each component of other comprehensive income (loss) are as follows:

(in thousands, net of taxes)	Cumulative Foreign Currency Translation Adjustment	Unrealized Gain on Pensions and Other Postretirement Plans	Cash Flow Hedges	Accumulated Other Comprehensive Income
As of December 31, 2025	$(12,262)	$601,064	$(1,722)	$587,080
Other comprehensive (loss) income before reclassifications	(6,248)	—	299	(5,949)
Net amount reclassified from accumulated other comprehensive income (loss)	—	(557)	164	(393)
Net other comprehensive (loss) income	(6,248)	(557)	463	(6,342)
As of March 31, 2026	$(18,510)	$600,507	$(1,259)	$580,738
The amounts and line items of reclassifications out of Accumulated Other Comprehensive Income (Loss) are as follows:

	Three Months Ended March 31		Affected Line Item in the Condensed Consolidated Statements of Operations

(in thousands)	2026	2025
Pension and Other Postretirement Plans:
Amortization of net prior service credit	$(496)	$(519)	(1)
Amortization of net actuarial gain	(258)	(379)	(1)
	(754)	(898)	Before tax
	197	230	Provision for Income Taxes
	(557)	(668)	Net of Tax
Cash Flow Hedges	164	60	Interest expense
Total reclassification for the period	$(393)	$(608)	Net of Tax
____________
(1)    These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and postretirement plan cost (see Note 11) and are included in non-operating pension and postretirement benefit income in the Company’s Condensed Consolidated Statements of Operations.

14. CONTINGENCIES
Litigation, Legal and Other Matters.  The Company and its subsidiaries are subject to complaints and administrative proceedings and are defendants in various civil lawsuits that have arisen in the ordinary course of their businesses, including contract disputes; actions alleging negligence, libel, defamation and invasion of privacy; trademark, copyright and patent infringement; real estate lease and sublease disputes; violations of employment laws and applicable wage and hour laws; and statutory or common law claims involving current and former students and employees. Although the outcomes of the legal claims and proceedings against the Company cannot be predicted with certainty, based on currently available information, management believes that there are no existing claims or proceedings that are likely to have a material effect on the Company’s business, financial condition, results of operations or cash flows. However, based on currently available information, management believes it is reasonably possible that future losses from existing and threatened legal, regulatory and other proceedings in excess of the amounts recorded could reach approximately $20 million.
15. BUSINESS SEGMENTS
The Company has seven reportable segments: Kaplan International, Kaplan Higher Education, Kaplan Supplemental Education, Television Broadcasting, CSI, Manufacturing and Automotive.
As of March 31, 2026, Kaplan had a total outstanding accounts receivable balance of $72.9 million from Purdue Global related to amounts due for reimbursements for services, fees earned and a deferred fee. Included in this total was a $20.0 million short-term receivable balance related to the advance during the initial KU Transaction.

The Company’s segment information is as follows:

	Three Months Ended March 31, 2026
(in thousands)	Education	Television Broadcasting	Healthcare	Manufacturing	Automotive	Total Segments
Operating Revenues	$440,479	$111,553	$209,340	$125,034	$267,624	$1,154,030
Reconciliation of Revenue
Other Businesses and Corporate Office Revenues (1)						82,599
Intersegment Elimination						(637)
Total Consolidated Revenues						$1,235,992

Less: Significant Expenses (2)
Cost of Revenue (3)	167,427		133,936	88,214	226,743	616,320
Payroll and Fringe Benefits Expense (4)	117,657	27,285			19,992	164,934
Occupancy Expense	27,377				2,032	29,409
Advertising and Marketing Expense	19,429					19,429
Networking and Programming Expense		30,123				30,123
Management Services (5)					2,292	2,292
Other Segment Items (6)	46,371	15,018	54,082	20,712	9,390	145,573
EBITDAP	$62,218	$39,127	$21,322	$16,108	$7,175	$145,950

Pension Service Cost	4,439	1,488	1,886	1,230	17	9,060
Depreciation Expense	6,054	2,336	1,914	3,135	1,845	15,284

Income from Operations before Amortization of Intangible Assets and Impairment of Goodwill and Asset Group Held for Sale	$51,725	$35,303	$17,522	$11,743	$5,313	$121,606

Other Businesses (7)						(23,600)
Corporate Costs						(15,089)
Amortization of Intangible Assets						(6,055)
Impairment of Goodwill and Asset Group Held for Sale						(19,029)
Income from Operations						$57,833
Equity in Earnings of Affiliates, Net						34,850
Interest Expense, Net						(13,754)
Non-Operating Pension and Postretirement Benefit Income, Net						31,073
Loss on Marketable Equity Securities, Net						(68,923)
Other Expense, Net						(428)
Income Before Income Taxes						$40,651

Capital Expenditures	$4,450	$2,936	$2,165	$1,688	$6,133	$17,372
Reconciliation of Capital Expenditures
Other Businesses and Corporate Office Capital Expenditures (8)						3,497
Total Capital Expenditures						$20,869

(1)	Revenue from segments below the quantitative thresholds is attributable to Other Businesses and the Corporate Office, as described above. None of these operating segments meet the quantitative thresholds for determining reportable segments.
(2)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker (CODM).
(3)	Cost of revenue reflects the amounts reported and provided to the CODM and does not necessarily reconcile to the Company's Consolidated Statement of Operations or align across reportable segments. Cost of revenue excludes charges related to depreciation, which is shown separately above.
(4)	Excludes pension service cost, which is shown separately above. Excludes any payroll and related benefits costs captured in cost of revenue.
(5)	Management and operating services provided by Christopher J. Ourisman and his team of industry professionals.
(6)	Other segment items for each reportable segment include:
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
(c) Healthcare - indirect costs (e.g. payroll and benefits expenses, general and administrative expenses) and other SG&A expenses.
(d) Manufacturing - payroll and fringe benefits expense (SG&A) and other SG&A expenses.
(e) Automotive - advertising and marketing expense and other G&A expenses.
(7)	Profit or loss from operating segments below the quantitative thresholds attributable to Other Businesses as described above. These operating segments did not meet any of the quantitative thresholds for determining reportable segments.
(8)	Capital Expenditures from operating segments below the quantitative thresholds are attributable to Other Businesses and the Corporate Office, as described above. None of these operating segments meet the quantitative thresholds for determining reportable segments.

The Company’s education division segment information is as follows:

	Three Months Ended March 31, 2026
(in thousands)	Kaplan International	Higher Education	Supplemental Education	Kaplan Corporate and Other	Intersegment Elimination	Total Education
Operating Revenues	$271,636	$92,403	$76,864	$271	$(695)	$440,479

Less: Significant Expenses (1)
Cost of Revenue (2)	90,001	66,243	11,522		(339)	167,427
Payroll and Fringe Benefits Expense (3)	76,392	3,805	33,032	4,502	(74)	117,657
Occupancy Expense	26,278	158	834	374	(267)	27,377
Advertising and Marketing Expense	8,199	1,920	9,217	93		19,429
Other Segment Items (4)	34,285	401	12,183	(764)	266	46,371
EBITDAP	$36,481	$19,876	$10,076	$(3,934)	$(281)	$62,218

Pension Service Cost	126	1,920	1,986	407		4,439
Depreciation Expense	4,968	267	810	9		6,054

Income (Loss) from Operations before Amortization of Intangible Assets	$31,387	$17,689	$7,280	$(4,350)	$(281)	$51,725

Capital Expenditures	$3,300	$815	$335	$—		$4,450

(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)	Cost of revenue reflects the amounts reported and provided to the CODM and does not necessarily reconcile to the Company's Consolidated Statement of Operations or align across reportable segments. Cost of revenue excludes charges related to depreciation, which is shown separately above.
(3)	Excludes pension service cost, which is shown separately above. Excludes any payroll and related benefits costs captured in cost of revenue.
(4)	Other segment items for each reportable segment include:
(a) Kaplan international - travel meals and entertainment expense, training and employment expense, operating fees and other G&A expenses.
(b) Higher education - training and employment expense, operating fees and other G&A expenses.
(c) Supplemental education - training and employment expense, operating fees and other G&A expenses.
The Company’s healthcare division segment information is as follows:

	Three Months Ended March 31, 2026
(in thousands)	CSI	Other Healthcare	Total Healthcare
Operating Revenues	$117,781	$91,559	$209,340

Less: Significant Expenses (1)
Cost of Revenue (2)	91,144	42,792	133,936
Other Segment Items (3)	20,011	34,071	54,082
EBITDAP	$6,626	$14,696	$21,322

Pension Service Cost	—	1,886	1,886
Depreciation Expense	293	1,621	1,914

Income from Operations before Amortization of Intangible Assets	$6,333	$11,189	$17,522

Capital Expenditures	$1,567	$598	$2,165

(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)	Cost of revenue reflects the amounts reported and provided to the CODM and does not necessarily reconcile to the Company's Consolidated Statement of Operations. Cost of revenue excludes charges related to depreciation, which is shown separately.
(3)	Other segment items for CSI include indirect costs (e.g. payroll and benefits expenses, general and administrative expenses) and other SG&A expenses.

The Company’s segment information is as follows:

	Three Months Ended March 31, 2025
(in thousands)	Education	Television Broadcasting	Healthcare	Manufacturing	Automotive	Total Segments
Operating Revenues	$424,731	$103,554	$173,741	$98,005	$280,991	$1,081,022
Reconciliation of Revenue
Other Businesses and Corporate Office Revenues (1)						85,517
Intersegment Elimination						(624)
Total Consolidated Revenues						$1,165,915

Less: Significant Expenses (2)
Cost of Revenue (3)	166,087		100,115	69,737	240,307	576,246
Payroll and Fringe Benefits Expense (4)	113,320	27,764			19,429	160,513
Occupancy Expense	27,922				1,871	29,793
Advertising and Marketing Expense	19,220					19,220
Networking and Programming Expense		31,357				31,357
Management Services (5)					2,052	2,052
Other Segment Items (6)	44,043	14,628	50,406	16,578	9,079	134,734
EBITDAP	$54,139	$29,805	$23,220	$11,690	$8,253	$127,107

Pension Service Cost	4,223	1,419	2,999	1,076	27	9,744
Depreciation Expense	7,764	2,628	1,786	2,703	1,729	16,610

Income from Operations before Amortization of Intangible Assets	$42,152	$25,758	$18,435	$7,911	$6,497	$100,753

Other Businesses (7)						(29,447)
Corporate Costs						(16,009)
Amortization of Intangible Assets						(7,824)
Income from Operations						$47,473
Equity in Losses of Affiliates, Net						(8,428)
Interest Expense, Net						(79,777)
Non-Operating Pension and Postretirement Benefit Income, Net						34,617
Gain on Marketable Equity Securities, Net						43,801
Other Expense, Net						(4,065)
Income Before Income Taxes						$33,621

Capital Expenditures	$4,741	$198	$617	$3,373	$480	$9,409
Reconciliation of Capital Expenditures
Other Businesses and Corporate Office Capital Expenditures (8)						4,694
Total Capital Expenditures						$14,103

(1)	Revenue from segments below the quantitative thresholds is attributable to Other Businesses and the Corporate Office, as described above. None of these operating segments meet the quantitative thresholds for determining reportable segments.
(2)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(3)	Cost of revenue reflects the amounts reported and provided to the CODM and does not necessarily reconcile to the Company's Consolidated Statement of Operations or align across reportable segments. Cost of revenue excludes charges related to depreciation, which is shown separately above.
(4)	Excludes pension service cost, which is shown separately above. Excludes any payroll and related benefits costs captured in cost of revenue.
(5)	Management and operating services provided by Christopher J. Ourisman and his team of industry professionals.
(6)	Other segment items for each reportable segment include:
(a) Education (includes Kaplan International, Kaplan Higher Education and Kaplan Supplemental Education) - training and employment expense, travel meals and entertainment expense, operating fees and other G&A expenses.
(b) Television Broadcasting - other broadcast expenses, facilities expenses, third-party commission costs and other SG&A expenses.
(c) Healthcare - indirect costs (e.g. payroll and benefits expenses, general and administrative expenses) and other SG&A expenses.
(d) Manufacturing - payroll and fringe benefits expense (SG&A) and other SG&A expenses.
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
(c) Supplemental education - training and employment expense, operating fees and other G&A expenses.
The Company’s healthcare division segment information is as follows:

	Three Months Ended March 31, 2025
(in thousands)	CSI	Other Healthcare	Total Healthcare
Operating Revenues	$90,248	$83,493	$173,741

Less: Significant Expenses (1)
Cost of Revenue (2)	63,974	36,141	100,115
Other Segment Items (3)	16,422	33,984	50,406
EBITDAP	$9,852	$13,368	$23,220

Pension Service Cost	—	2,999	2,999
Depreciation Expense	176	1,610	1,786

Income from Operations before Amortization of Intangible Assets	$9,676	$8,759	$18,435

Capital Expenditures	$298	$319	$617

(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)	Cost of revenue reflects the amounts reported and provided to the CODM and does not necessarily reconcile to the Company's Consolidated Statement of Operations. Cost of revenue excludes charges related to depreciation, which is shown separately.
(3)	Other segment items for CSI include indirect costs (e.g. payroll and benefits expenses, general and administrative expenses) and other SG&A expenses.

Asset information for the Company’s business segments is as follows:

	As of
(in thousands)	March 31, 2026	December 31, 2025
Identifiable Assets
Kaplan international	$1,431,048	$1,551,682
Higher education	164,418	174,738
Supplemental education	234,128	247,181
Kaplan corporate and other	38,053	34,973
Education	1,867,647	2,008,574
Television broadcasting	388,564	393,097
CSI	197,339	128,170
Other healthcare	183,373	227,457
Healthcare	380,712	355,627
Manufacturing	542,933	535,006
Automotive	579,675	582,715
Total Segments	3,759,531	3,875,019
Other businesses	345,737	357,408
Corporate office	79,149	79,389
Investments in Marketable Equity Securities	966,719	1,081,938
Investments in Affiliates	237,053	229,565
Prepaid Pension Cost	2,792,300	2,772,394
Total Assets	$8,180,489	$8,395,713

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.
This analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto.
Results of Operations
The Company reported net income attributable to common shares of $29.1 million ($6.62 per share) for the first quarter of 2026, compared to $23.9 million ($5.45 per share) for the first quarter of 2025.
Items included in the Company’s net income for the first quarter of 2026:
•$19.0 million of impairment charges related to the Kaplan Languages Group (KLG) (after-tax impact of $14.3 million, or $3.26 per share);
•$4.1 million in non-operating expenses related to Separation Incentive Programs (SIPs) at the education, television broadcasting and manufacturing divisions, other businesses and the corporate office (after-tax impact of $3.0 million, or $0.69 per share);
•$0.7 million in interest income to adjust the fair value of the mandatorily redeemable noncontrolling interest (after-tax impact of $0.5 million, or $0.12 per share);
•$68.9 million in net losses on marketable equity securities (after-tax impact of $51.3 million, or $11.66 per share);
•$31.0 million in net earnings of affiliates whose operations are not managed by the Company (after-tax impact of $23.1 million, or $5.24 per share); and
•a non-operating gain of $0.5 million from the sale of a cost method investment (after-tax impact of $0.4 million, or $0.08 per share).
Items included in the Company’s net income for the first quarter of 2025:
•$0.6 million in non-operating expenses related to SIPs at other businesses (after-tax impact of $0.5 million, or $0.11 per share);
•$66.4 million in interest expense to adjust the fair value of the mandatorily redeemable noncontrolling interest (after-tax impact of $50.4 million, or $11.49 per share);
•$43.8 million in net gains on marketable equity securities (after-tax impact of $32.6 million, or $7.43 per share); and
•$11.9 million in net losses of affiliates whose operations are not managed by the Company (after-tax impact of $8.9 million, or $2.02 per share).
Revenue for the first quarter of 2026 was $1,236.0 million, up 6% from $1,165.9 million in the first quarter of 2025. Revenues increased at education, television broadcasting, healthcare and manufacturing, partially offset by declines at automotive and other businesses. The Company reported operating income of $57.8 million for the first quarter of 2026, compared to $47.5 million for the first quarter of 2025. The increase in operating results is due to improved results at television broadcasting, manufacturing and other businesses, partially offset by declines at education, healthcare and automotive.
Division Results
Education
Education division revenue totaled $440.5 million for the first quarter of 2026, up 4% from $424.7 million for the same period of 2025. Kaplan reported operating income of $32.4 million for the first quarter of 2026, compared to $40.0 million for the first quarter of 2025.

A summary of Kaplan’s operating results is as follows:

	Three Months Ended
	March 31
(in thousands)	2026	2025	% Change
Revenue
Kaplan international	$271,636	$261,256	4
Higher education	92,403	88,487	4
Supplemental education	76,864	75,403	2
Kaplan corporate and other	271	12	—
Intersegment elimination	(695)	(427)	—
	$440,479	$424,731	4
Operating Income (Loss)
Kaplan international	$31,387	$30,062	4
Higher education	17,689	12,807	38
Supplemental education	7,280	5,968	22
Kaplan corporate and other	(4,350)	(6,648)	35
Amortization of intangible assets	(314)	(2,119)	85
Impairment of goodwill and asset group held for sale	(19,029)	—	—
Intersegment elimination	(281)	(37)	—
	$32,382	$40,033	(19)
In the first quarter of 2026, the Company entered into an agreement to sell KLG included in Kaplan International, with an expected closing date of May 1, 2026. At March 31, 2026, the Company classified the assets and liabilities of KLG as held for sale; the Company also recorded a $19.0 million pre-tax impairment charge in the first quarter of 2026 related to the KLG business. Excluding the impairment charge, Kaplan’s operating income was up significantly in the first quarter of 2026.
Kaplan International includes postsecondary education, professional training and language training businesses largely outside the United States (U.S.). Kaplan International revenue increased 4% for the first quarter of 2026 (3% decrease on a constant currency basis) due to increases at Singapore, UK Professional and Kaplan Open Learning (KOL), partially offset by declines at Pathways. Kaplan International reported operating income of $31.4 million in the first quarter of 2026, compared to $30.1 million in the first quarter of 2025. Operating results at Singapore and KOL grew significantly as a result of strong enrollment growth. The increase was partially offset by declines at the Pathways business. In particular, revenues and operating results were down significantly at US Pathways due to the continued adverse impact of changes in U.S. visa policies and practices for international students recruited by Kaplan to study in the U.S.
Higher Education includes the results of Kaplan as a service provider to higher education institutions. Higher Education revenue increased 4% for the first quarter of 2026, due primarily to an increase in the Purdue Global fee recorded. Enrollments at Purdue Global, the largest institutional client, increased 8% for the first three months of 2026 compared to the first three months of 2025. For the first quarter of 2026, Kaplan recorded the full fee from Purdue Global, while only a portion of the fee from Purdue Global was recorded for the first quarter of 2025. However, in the second quarter and first six months of 2025, Kaplan recorded the full fee from Purdue Global. The Company will continue to assess the fee it records from Purdue Global on a quarterly basis to make a determination as to whether to record all or part of the fee in the future and whether to adjust fee amounts recognized in earlier periods. Higher Education operating results improved in the first quarter of 2026 due to an increase in the Purdue Global fee recorded, and a decline in higher education development costs.
Supplemental Education includes Kaplan’s standardized test preparation programs and domestic professional and other continuing education businesses. Supplemental Ed revenue increased 2% due to growth in most of its professional preparation program offerings, offset in part by softness in publishing sales volume. Operating results increased in the first quarter of 2026 from revenue growth and improved margins.
Kaplan corporate and other represents unallocated expenses of Kaplan’s corporate office, other minor businesses and certain shared activities.
In the first quarter of 2026, the Company offered a SIP to certain employees at Kaplan International, Higher Education and Supplemental Education; $1.9 million in related non-operating pension expense was recorded in the first quarter of 2026. This program was funded from the assets of the Company’s pension plan.

Television Broadcasting
A summary of television broadcasting’s operating results is as follows:

	Three Months Ended
	March 31
(in thousands)	2026	2025	% Change
Revenue	$111,553	$103,554	8
Operating Income	33,943	24,398	39
Graham Media Group owns seven television stations located in Houston, TX; Detroit, MI; Orlando, FL; San Antonio, TX; Jacksonville, FL; and Roanoke, VA, as well as SocialNewsDesk, a provider of social media management tools designed to connect newsrooms with their users.
Revenue at the television broadcasting division increased 8% to $111.6 million in the first quarter of 2026, from $103.6 million in the same period of 2025. The revenue increase is due to a $7.3 million increase in political advertising revenue and increases from winter Olympics and Super Bowl advertising revenue at the Company’s NBC affiliates in the first quarter of 2026, partially offset by a $2.9 million decrease in retransmission revenue. Operating income for the first quarter of 2026 was up 39% to $33.9 million, from $24.4 million in the same period of 2025, due to higher revenues and lower overall costs.
While per subscriber rates from cable, satellite and OTT providers have grown, overall cable and satellite subscribers are down due to cord cutting, resulting in retransmission revenue net of network fees in 2026 expected to decline compared with 2025, and this trend is expected to continue.
In the first quarter of 2026, the Company offered a SIP to certain employees at the television broadcasting division; $0.6 million in related non-operating pension expense was recorded. This program was funded from the assets of the Company’s pension plan.
In March 2026, the Company’s television station in San Antonio (KSAT) entered into a new network affiliation agreement with ABC that covers the period April 1, 2026 through March 31, 2030.
Healthcare
Healthcare division revenue totaled $209.3 million for the first quarter of 2026, up 20% from $173.7 million for the same period of 2025. Healthcare reported operating income of $17.4 million for the first quarter of 2026, compared to $18.3 million for the first quarter of 2025.
A summary of healthcare division’s operating results is as follows:

	Three Months Ended
	March 31
(in thousands)	2026	2025	% Change
Revenue
CSI	$117,781	$90,248	31
Other Healthcare	91,559	83,493	10
	$209,340	$173,741	20
Operating Income
CSI	$6,312	$9,643	(35)
Other Healthcare	11,114	8,674	28
	$17,426	$18,317	(5)
The healthcare group provides nursing care and prescription services for patients receiving in-home infusion treatments through its 93.4% interest in CSI Pharmacy Holding Company, LLC (CSI). In August 2025, CSI purchased Pine Drug Holdings, LLC and was issued a California pharmacy license, with dispensing operations commencing late in the fourth quarter of 2025. CSI revenue increased 31% in the first quarter of 2026 from continued expansion of treatment offerings and patient service areas. Operating results were down in the first quarter of 2026 due to various operational investments including expanding CSI’s pharmacy facility locations; lower operating margins for certain products compared with the first quarter of 2025; and increased incentive compensation expense. The Company expects revenue and operating income growth at CSI for the remainder of 2026 compared with 2025.
Healthcare also includes Graham Healthcare Group (GHG), which provides home health and hospice services in seven states. In March 2026, GHG acquired Covenant Home Health of Havertown, PA, a home health provider in Eastern Pennsylvania. Healthcare also includes Clarus (provides call management SaaS-based solution for physician groups and hospitals), Impact Medical (an allergy, asthma and immunology physician practice), Skin

Clique (a concierge provider of aesthetics products and services) and Surpass Behavioral Health (provides therapy for autism patients). Revenue increased in other healthcare businesses by 10% in the first quarter of 2026 from growth in home health and hospice services and each of the other healthcare businesses. Operating results improved at home health and hospice in the first quarter of 2026, partly due to a reduction in pension expense. Overall, operating results also improved at the other four healthcare businesses in the first quarter of 2026.
The Company also holds interests in four home health and hospice joint ventures managed by GHG, whose results are included in equity in earnings of affiliates in the Company’s Condensed Consolidated Statements of Operations. The Company recorded equity in earnings of $3.5 million and $3.2 million for the first quarters of 2026 and 2025, respectively, from these joint ventures.
Manufacturing
A summary of manufacturing’s operating results is as follows:

	Three Months Ended
	March 31
(in thousands)	2026	2025	% Change
Revenue	$125,034	$98,005	28
Operating Income	8,000	5,480	46
Manufacturing includes four businesses: Hoover, a supplier of pressure impregnated kiln-dried lumber and plywood products for fire retardant and preservative applications, and aluminum cladding products for the non-residential market; Dekko, a manufacturer of electrical workspace solutions, architectural lighting and electrical components and assemblies; Joyce, a manufacturer of screw jacks and other linear motion systems; and Forney, a global supplier of products and systems that control and monitor combustion processes in electric utility and industrial applications. On July 15, 2025, Hoover acquired Arconic Architectural Products, LLC, a wholly-owned subsidiary of Arconic Corporation (operating as Hoover Architectural Solutions), which manufactures aluminum cladding products and operates within the broader non-residential materials space from its facility in Eastman, GA. A significant portion of the purchase price was funded by the Company’s assumption of $107.5 million in net pension obligations.
Manufacturing revenues increased 28% in the first quarter of 2026 due to increased revenues at Hoover and Joyce, partially offset by lower revenues at Dekko and Forney. The revenue increase at Hoover is due largely to the Hoover Architectural Solutions business acquisition. Excluding the acquisition, overall volumes were flat in the first quarter of 2026. Hoover results included wood gains on inventory sales in both the first quarter of 2026 and 2025. Manufacturing operating results improved in the first quarter of 2026 due to significant growth at Joyce, and growth at Dekko and Forney. The increase was partially offset by an overall decline at Hoover, due to increased intangible asset amortization and transition costs related to the Arconic acquisition.
In the first quarter of 2026, the Company offered a SIP to certain employees at Dekko and Joyce; $0.2 million in related non-operating pension expense was recorded. This program was funded from the assets of the Company’s pension plan.
Automotive
A summary of automotive’s operating results is as follows:

	Three Months Ended
	March 31
(in thousands)	2026	2025	% Change
Revenue	$267,624	$280,991	(5)
Operating Income	5,308	6,492	(18)
Automotive includes eight automotive dealerships in the Washington, DC metropolitan area and Richmond, VA: Ourisman Lexus of Rockville, Ourisman Honda of Tysons Corner, Ourisman Ford of Manassas, Toyota of Woodbridge, Ourisman Chrysler-Dodge-Jeep-Ram of Woodbridge, Ourisman Toyota of Richmond, and Ourisman Kia of Bethesda. In addition, on October 21, 2025, the Company acquired a Honda automotive dealership in Woodbridge, VA, including the real property for the dealership operations. Automotive also includes Roda, which provides valet automotive repair services in the Washington, DC metropolitan area. Christopher J. Ourisman, a member of the Ourisman Automotive Group family of dealerships, and his team of industry professionals operate and manage the dealerships; the Company holds a 90% stake.
The Company ceased operations of the Ourisman Jeep of Bethesda dealership, which was closed in early September 2025.

Revenues for the first quarter of 2026 decreased 5% due partly to the closure of the Ourisman Jeep of Bethesda dealership in September 2025, offset by increased revenues from the Honda of Woodbridge dealership acquisition. Excluding these dealerships, revenues were down mostly from declines in new and used vehicle sales, partially offset by sales growth for services and parts. Operating results were down in the first quarter of 2026 due largely to lower overall sales and gross margins on new and used vehicles, partially offset by earnings from the Honda of Woodbridge dealership acquisition and higher overall gross profit on services and parts.
Other Businesses
A summary of revenue by category for other businesses:

	Three Months Ended
	March 31		%
	2026	2025	Change
Operating Revenues
Specialty (1)	$39,078	$38,763	1
Retail (2)	27,097	26,122	4
Media (3)	15,752	20,012	(21)
	$81,927	$84,897	(3)
____________

(1)	Includes Clyde’s Restaurant Group (CRG), Decile and Supporting Cast
(2)	Includes Framebridge, Saatchi Art and Society6
(3)	Includes Slate, Foreign Policy, Code3, World of Good Brands (WGB) (sold in 2025) and City Cast
Overall, revenue from other businesses declined 3% in the first quarter of 2026. Specialty revenue increased due to revenue growth at Supporting Cast. Retail revenue increased due to revenue growth at Framebridge, partially offset by lower revenue at Society6 and Saatchi Art. Media revenue declined due to the sale of WGB and lower revenue at Slate and Code3, partially offset by revenue growth at Foreign Policy and City Cast.
Overall, operating losses at other businesses were down in the first quarter of 2026, due to a reduction of losses from the sale of WGB and improved results at Society6, Code3, Decile, Supporting Cast and Saatchi Art, partially offset by declines at CRG and Slate.
Clyde’s Restaurant Group
CRG owns and operates 14 restaurants and entertainment venues in the Washington, DC metropolitan area, including Old Ebbitt Grill and The Hamilton. Revenue was flat in the first quarter of 2026 and CRG reported a small operating loss due to severe weather conditions and the temporary closure of two restaurants and related repair work that was completed early in the quarter. CRG reported an operating profit in the first quarter of 2025.
CRG plans to open a new restaurant in Reston, VA in the third quarter of 2026, as well as a Clyde’s at Dulles International Airport under a licensing agreement later in 2026.
Framebridge
Framebridge is a custom framing service company, headquartered in the Washington, DC metropolitan area, with 47 retail locations, and four manufacturing facilities in Kentucky, Virginia and Nevada (opened in the third quarter of 2025). In the first three months of 2026, Framebridge opened three new retail stores. Framebridge plans to open additional stores in 2026 and continues to actively explore other opportunities for further store and manufacturing expansion.
Revenues grew in the first quarter of 2026 due to an increase in retail revenue from same-store sales growth and operating additional retail stores compared to the same periods in 2025, partially offset by slightly lower online revenues. Framebridge is an investment stage business and reported significant operating losses in the first three months of 2026 and 2025. Framebridge operating results include ongoing expansion investments from new retail store openings and the manufacturing facility in Nevada.
In the first quarter of 2026, the Company offered a SIP to certain employees at Framebridge; $0.2 million in related non-operating pension expense was recorded. This program was funded from the assets of the Company’s pension plan.
Other
Other businesses also include Code3, a performance marketing agency focused on driving performance for brands though three core elements of digital success: media, creative and commerce; Slate and Foreign Policy, which publish online and print magazines and websites; Saatchi Art and Society6, which offer art and designs of various consumer products; and three investment stage businesses, Decile, City Cast and Supporting Cast. Foreign Policy, Supporting Cast and City Cast reported revenue growth in the first three months of 2026, while Society6, Slate, Saatchi Art and Code3 reported revenue declines. Losses from City Cast, Society6, Slate, Saatchi Art and Decile in the first three months of 2026 adversely affected operating results.
In the first quarter of 2026, the Company offered SIPs to certain employees at Slate and Code3; $1.0 million in related non-operating pension expense was recorded. In the first quarter of 2025, WGB offered a SIP; $0.6 million in related non-operating pension expense was recorded. These programs were funded from the assets of the Company’s pension plan.
Corporate Office
Corporate office includes the expenses of the Company’s corporate office and certain continuing obligations related to prior business dispositions.
Equity in Earnings (Losses) of Affiliates
At March 31, 2026, the Company held an approximate 25% interest in Intersection, a company that provides digital marketing and advertising services and products for cities, transit systems, airports, and other public and private spaces; and a 41.4% interest on a fully diluted basis in Realm. The Company also holds interests in several other affiliates, including a number of home health and hospice joint ventures managed by GHG and a joint venture managed by Kaplan. Overall, the Company recorded equity in earnings of affiliates of $34.9 million for the first quarter of 2026, compared to losses of $8.4 million for the first quarter of 2025. These amounts include $31.0 million in net earnings and $11.9 million in net losses for the first quarter of 2026 and 2025, respectively, from affiliates whose operations are not managed by the Company.
Net Interest Expense and Related Balances
On November 24, 2025, the Company issued $500 million of 5.625% unsecured eight-year fixed-rate notes due December 1, 2033. Interest is paid semi-annually on June 1 and December 1. Also on November 24, 2025, the Company used the net proceeds from the sale of the notes, together with the borrowings under the revolving credit agreement, to (i) redeem the $400 million of 5.75% unsecured notes due June 1, 2026, (ii) refinance outstanding revolving loans under the existing revolving credit facility, and (iii) repay all amounts outstanding under the Company’s existing $150 million term loan. On October 21, 2025, the automotive subsidiary borrowed $38.7 million under the delayed draw term loan to finance the acquisition of a Honda automotive dealership, including the real property for the dealership operations.
The Company incurred net interest expense of $13.8 million for the first quarter of 2026, compared to $79.8 million for the first quarter of 2025.
The Company recorded interest income of $0.7 million in the first quarter of 2026, compared to interest expense of $66.4 million in the first quarter of 2025, to adjust the fair value of the mandatorily redeemable noncontrolling interest at GHG. The significant adjustment recorded in the first quarter of 2025 is largely related to a substantial increase in the estimated fair value of CSI. On February 25, 2025, the Company and a group of minority shareholders entered into an agreement to settle a significant portion of the mandatorily redeemable noncontrolling interest for a total of $205 million, which consisted of approximately $186.25 million in cash and $18.75 million in Graham Holdings Company Class B common stock.
Excluding these adjustments, the increase in net interest expense relates primarily to higher debt balances in the first quarter of 2026 compared to the first quarter of 2025.
At March 31, 2026, the Company had $822.0 million in borrowings outstanding at an average interest rate of 5.8%, and cash, marketable equity securities and other investments of $1,171.8 million. At March 31, 2026, the Company had $149.1 million outstanding on its $400 million revolving credit facility.
Non-operating Pension and Postretirement Benefit Income, net
The Company recorded net non-operating pension and postretirement benefit income of $31.1 million for the first quarter of 2026, compared to $34.6 million for the first quarter of 2025.
In the first quarter of 2026, the Company recorded $4.1 million in expenses related to non-operating SIPs at Kaplan, the television broadcasting division, manufacturing, other businesses and the Corporate office. In the first quarter of 2025, the Company recorded $0.6 million in expenses related to non-operating SIPs at other businesses.

(Loss) Gain on Marketable Equity Securities, net
Overall, the Company recognized $68.9 million in net losses on marketable equity securities in the first quarter of 2026, compared to $43.8 million in net gains on marketable equity securities in the first quarter of 2025.
Other Non-Operating Expense
The Company recorded total other non-operating expense, net, of $0.4 million for the first quarter of 2026, compared to other non-operating expense of $4.1 million for the first quarter of 2025. The 2026 amounts included $1.2 million in foreign currency losses, partially offset by a $0.5 million gain on sale of a cost method investment and other items. The 2025 amounts included $4.4 million in foreign currency losses; partially offset by other items.
Provision for Income Taxes
The Company’s effective tax rate for the first three months of 2026 and 2025 was 24.4% and 23.5%, respectively.
Earnings Per Share
The calculation of diluted earnings per share for the first quarter of 2026 was based on 4,374,912 weighted average shares outstanding, compared to 4,358,328 for the first quarter of 2025. At March 31, 2026, there were 4,329,530 shares outstanding. On September 12, 2024, the Board of Directors authorized the Company to acquire up to 500,000 shares of its Class B common stock; the Company has remaining authorization for 430,292 shares as of March 31, 2026.
Financial Condition: Liquidity and Capital Resources
The Company considers the following when assessing its liquidity and capital resources:

	As of
(In thousands)	March 31, 2026	December 31, 2025
Cash and cash equivalents	$135,676	$266,988
Restricted cash	63,439	44,417
Investments in marketable equity securities and other investments	972,701	1,088,970
Total debt	821,982	880,756
Cash generated by operations is the Company’s primary source of liquidity. The Company maintains investments in a portfolio of marketable equity securities, which is considered when assessing the Company’s sources of liquidity. An additional source of liquidity includes the undrawn portion of the Company’s $400 million revolving credit facility, amounting to $250.9 million at March 31, 2026.
During the first three months of 2026, the Company’s cash and cash equivalents decreased by $102.5 million after adjusting for the inclusion of $28.8 million of cash and cash equivalents included in current assets held for sale following the classification of the KLG disposal group as held for sale. The decrease in cash and cash equivalents was due to share repurchases; capital expenditures; business acquisitions; dividend payments; the redemption of noncontrolling interests; and net repayments of borrowings and the vehicle floor plan payable. The decrease was partially offset by cash generated from operations and proceeds from the net sale of marketable equity securities. In the first three months of 2026, the Company’s borrowings decreased by $58.8 million, primarily due to repayments under the revolving credit facility and commercial notes at the automotive subsidiary, partially offset by increases in other debt.
As of March 31, 2026 and December 31, 2025, the Company had money market investments of $7.5 million and $5.3 million, that are included in cash and cash equivalents. At March 31, 2026, the Company held approximately $116 million in cash and cash equivalents in businesses domiciled outside the U.S. that includes $28.8 million of cash and cash equivalents included in current assets held for sale, of which approximately $7 million is not available for immediate use in operations or for distribution. Additionally, Kaplan’s business operations outside the U.S. retain cash balances to support ongoing working capital requirements, capital expenditures, and regulatory requirements. As a result, the Company considers a significant portion of the cash and cash equivalents balance held outside the U.S. as not readily available for use in U.S. operations.
At March 31, 2026, the fair value of the Company’s investments in marketable equity securities was $966.7 million, which includes investments in the common stock of five publicly traded companies. During the first three months of 2026, the Company purchased $3.7 million of marketable equity securities and sold marketable equity securities that generated proceeds of $50.0 million. At March 31, 2026, the net unrealized gain related to the Company’s investments totaled $710.7 million.

The Company had working capital of $976.6 million and $1,042.5 million at March 31, 2026 and December 31, 2025, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments.
At March 31, 2026 and December 31, 2025, the Company had borrowings outstanding of $822.0 million and $880.8 million, respectively. The Company’s borrowings at March 31, 2026 were mostly from $500.0 million of 5.625% unsecured notes due December 1, 2033, $149.1 million in outstanding borrowings under the Company’s revolving credit facility, and real estate and capital term loans of $152.7 million at the automotive subsidiary. The Company’s borrowings at December 31, 2025 were mostly from $500.0 million of 5.625% unsecured notes due December 1, 2033, $222.5 million in outstanding borrowings under the Company’s revolving credit facility, and real estate and capital term loans of $155.9 million at the automotive subsidiary.
On November 24, 2025, the Company issued $500 million of 5.625% unsecured eight-year fixed-rate notes due December 1, 2033 (the Notes). Interest is paid semi-annually on June 1 and December 1. Also on November 24, 2025, the Company used the net proceeds from the sale of the notes, together with the borrowings under the revolving credit agreement, to (i) redeem the $400 million of 5.75% unsecured notes due June 1, 2026, (ii) refinance outstanding revolving loans under the existing revolving credit facility, and (iii) repay all amounts outstanding under the Company’s existing $150 million term loan.
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
During the three months ended March 31, 2026 and 2025, the Company had average borrowings outstanding of approximately $892.8 million and $789.1 million, respectively, at average annual interest rates of approximately 5.7% and 6.0%, respectively. During the three months ended March 31, 2026 and 2025, the Company incurred net interest expense of $13.8 million and $79.8 million, respectively. Included in the net interest expense for the three months ended March 31, 2026 and 2025 is $0.7 million of interest income and $66.4 million of interest expense, respectively, to adjust the fair value of the mandatorily redeemable noncontrolling interest (see Notes 7 and 8).
On February 25, 2025, the Company and a group of minority shareholders entered into an agreement to settle a significant portion of the mandatorily redeemable noncontrolling interest related to GHC One, including CSI, for a total of $205 million, which consisted of approximately $186.25 million in cash and $18.75 million in Graham Holdings Company Class B common stock.
The settlement agreement resulted in a $66.2 million increase to the mandatorily redeemable noncontrolling interest obligation, which the Company recorded as interest expense in the first quarter of 2025. The remaining mandatorily redeemable noncontrolling interest obligation related to GHC One and GHC Two was $7.6 million at March 31, 2026.
On November 12, 2025, Moody’s affirmed the Company’s credit rating and maintained the outlook as Stable. Also on November 12, 2025, Standard & Poor’s affirmed the Company’s credit rating and maintained the outlook as Stable.
The Company’s current credit ratings are as follows:

	Moody’s	Standard & Poor’s
Long-term	Ba1	BB
Outlook	Stable	Stable
The Company expects to fund its estimated capital needs primarily through existing cash balances and internally generated funds, and, as needed, from borrowings under its revolving credit facility. As of March 31, 2026, the Company had $149.1 million outstanding under the $400 million revolving credit facility. In management’s opinion, the Company will have sufficient financial resources to meet its business requirements in the next 12 months, including working capital requirements, capital expenditures, interest payments, potential acquisitions and strategic investments, dividends and stock repurchases.

In summary, the Company’s cash flows for each period were as follows:

	Three Months Ended March 31
(In thousands)	2026	2025
Net cash provided by operating activities	$67,732	$46,014
Net cash provided by (used in) investing activities	10,500	(18,590)
Net cash used in financing activities	(152,095)	(121,727)
Effect of currency exchange rate change	(3,585)	3,388
Net decrease in cash and cash equivalents and restricted cash	$(77,448)	$(90,915)
Operating Activities. Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. The Company’s net cash flow provided by operating activities were as follows:

	Three Months Ended March 31
(In thousands)	2026	2025
Net Income	$30,751	$25,721
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and goodwill and asset group held for sale impairment	43,478	28,378
Amortization of lease right-of-use asset	14,814	14,103
Net pension benefit and special separation benefit expense	(20,401)	(23,253)
Other non-cash activities	67,541	(23,402)
Change in operating assets and liabilities	(68,451)	24,467
Net Cash Provided by Operating Activities	$67,732	$46,014
Net cash provided by operating activities consists primarily of cash receipts from customers, less disbursements for costs, benefits, income taxes, interest and other expenses.
For the first three months of 2026 compared to the first three months of 2025, the increase in net cash provided by operating activities is primarily driven by higher net income, net of non-cash adjustments, offset by changes in operating assets and liabilities. Changes in operating assets and liabilities were driven by higher purchases of inventory and a significant decrease in the interest expense related to the mandatorily redeemable noncontrolling interest, offset by an increase in customer collections.
Investing Activities. The Company’s net cash flow provided by (used in) investing activities were as follows:

	Three Months Ended March 31
(In thousands)	2026	2025
Net proceeds from sales (purchases) of marketable equity securities	$46,296	$(4,823)
Purchases of property, plant and equipment	(19,171)	(15,482)
Investments in certain businesses, net of cash acquired	(18,162)	—
Other	1,537	1,715
Net Cash Provided by (Used in) Investing Activities	$10,500	$(18,590)
Net proceeds from sales (purchases) of marketable equity securities. During the first three months of 2026, the Company sold marketable equity securities that generated proceeds of $50.0 million. There were no sales of marketable equity securities during the first three months of 2025. The Company purchased $3.7 million and $4.8 million of marketable equity securities during the first three months of 2026 and 2025, respectively.
Capital Expenditures. The amounts reflected in the Company’s Condensed Consolidated Statements of Cash Flows are based on cash payments made during the relevant periods, whereas the Company’s capital expenditures for the first three months of 2026 and 2025 disclosed in Note 15 to the Condensed Consolidated Financial Statements include assets acquired during the period. The Company estimates that its capital expenditures will be in the range of $90 million to $100 million in 2026.
Acquisitions. In March 2026, the Company acquired one small business which is included in other healthcare businesses.

Financing Activities. The Company’s net cash flow used in financing activities were as follows:

	Three Months Ended March 31
(In thousands)	2026	2025
Net (payments) borrowing under revolving credit facility	$(68,210)	$121,400
Repayments of borrowings	(11,972)	(7,139)
Net repayments of vehicle floor plan payable	(4,291)	(32,301)
Common shares repurchased	(34,143)	(3,468)
Purchase of noncontrolling interests	(17,340)	—
Dividends paid	(8,200)	(7,813)
Distributions paid to noncontrolling interests	(3,235)	(188,253)
Other	(4,704)	(4,153)
Net Cash Used in Financing Activities	$(152,095)	$(121,727)
Borrowings and Vehicle Floor Plan Payable. In the first three months of 2026, the Company repaid amounts borrowed under the $400 million revolving credit facility, commercial notes at the automotive subsidiary and other debt. In the first three months of 2025, the Company made additional borrowings on the $300 million revolving credit facility and repaid amounts borrowed under the term loan and commercial notes at the automotive subsidiary. In the first three months of 2026 and 2025, the Company used vehicle floor plan financing to fund the purchase of new, used and service loaner vehicles at its automotive subsidiary. The repayments of vehicle floor plan payable fluctuates with changes in the amount of vehicle inventory held by the automotive dealerships.
Common Stock Repurchases. During the first three months of 2026, the Company purchased a total of 32,190 shares of its Class B common stock at a cost of approximately $34.5 million, including commissions and accrued excise tax of $0.3 million. On September 12, 2024, the Board of Directors authorized the Company to acquire up to 500,000 shares of its Class B common stock. The Company did not announce a ceiling price or time limit for the purchases. At March 31, 2026, the Company had remaining authorization from the Board of Directors to purchase up to 430,292 shares of Class B common stock.
Transactions with minority shareholders. In March 2026, the Company acquired some of the minority-owned shares of CSI for a total amount of $41.0 million. The Company paid cash of $16.4 million and entered into promissory notes with the minority owners for the remaining $24.6 million. In January 2026, pursuant to the exercise of a put right, the Company purchased some of the minority-owned interest of Clarus for $1.0 million.
On February 25, 2025, the Company and a group of minority shareholders entered into an agreement to settle a significant portion of the mandatorily redeemable noncontrolling interest related to GHC One, including CSI, for a total of $205 million, which consisted of approximately $186.25 million in cash and $18.75 million in Graham Holdings Company Class B common stock.
Dividends. The quarterly dividend rate per share was $1.88 and $1.80 for the first three months of 2026 and 2025, respectively. The Company expects to pay a dividend of $7.52 per share in 2026.
There were no other significant changes to the Company’s contractual obligations or other commercial commitments from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The Company is exposed to market risk in the normal course of its business due primarily to its ownership of marketable equity securities, which are subject to equity price risk; to its borrowing and cash-management activities, which are subject to interest rate risk; and to its foreign business operations, which are subject to foreign exchange rate risk. The Company’s market risk disclosures set forth in its 2025 Annual Report filed on Form 10-K have not otherwise changed significantly.
Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and the Company’s Chief Financial Officer (principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of March 31, 2026. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the quarter ended March 31, 2026, the Company purchased shares of its Class B Common Stock as set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plan(2)
January 1 - 31	—	$—	—	462,482
February 1 - 28	1,395	1,085.63	1,395	461,087
March 1 - 31	30,795	1,070.34	30,795	430,292
	32,190	$1,071.00	32,190
(1) Average price paid per share includes costs associated with repurchases, including commissions and excise taxes.
(2) On September 12, 2024, the Company’s Board of Directors authorized the Company to purchase, on the open market or otherwise, up to 500,000 shares of its Class B Common Stock. This authorization includes shares that remained under the previous authorization. There is no expiration date for this authorization. All share purchases made during the quarter ended March 31, 2026 were open market transactions.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

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

GRAHAM HOLDINGS COMPANY
(Registrant)

Date: April 30, 2026	/s/ Timothy J. O’Shaughnessy
Timothy J. O’Shaughnessy, President & Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2026	/s/ Wallace R. Cooney
Wallace R. Cooney, Chief Financial Officer (Principal Financial Officer)