Form 10-Q
period 2026-06-30
Graham Holdings Co
filed 2026-07-30
CIK 104889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2026
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
Shares outstanding at July 24, 2026:
Class A Common Stock – 964,001 Shares
Class B Common Stock – 3,270,927 Shares

GRAHAM HOLDINGS COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30

(in thousands, except per share amounts)	2026	2025	2026	2025
Operating Revenues
Sales of services	$664,565	$668,627	$1,338,364	$1,316,134
Sales of goods	637,941	547,145	1,200,134	1,065,553
	1,302,506	1,215,772	2,538,498	2,381,687
Operating Costs and Expenses
Cost of services sold (exclusive of items shown below)	384,996	389,316	779,989	775,452
Cost of goods sold (exclusive of items shown below)	525,479	450,122	987,686	883,344
Selling, general and administrative	284,138	276,690	561,619	547,396
Depreciation of property, plant and equipment	18,281	19,652	36,675	40,206
Amortization of intangible assets	5,978	7,241	12,033	15,065
Impairment of goodwill and asset group held for sale	—	—	19,029	—
	1,218,872	1,143,021	2,397,031	2,261,463
Income from Operations	83,634	72,751	141,467	120,224
Equity in (losses) earnings of affiliates, net	(19,863)	3,114	14,987	(5,314)
Interest income	1,881	2,261	4,356	4,761
Interest expense	(17,173)	(18,106)	(33,402)	(100,383)
Non-operating pension and postretirement benefit income, net	169,649	28,602	200,722	63,219
Gain (loss) on marketable equity securities, net	101,879	(11,543)	32,956	32,258
Other expense, net	(2,531)	(16,456)	(2,959)	(20,521)
Income Before Income Taxes	317,476	60,623	358,127	94,244
Provision for Income Taxes	35,100	20,200	45,000	28,100
Net Income	282,376	40,423	313,127	66,144
Net Income Attributable to Noncontrolling Interests	(1,273)	(3,674)	(2,918)	(5,501)
Net Income Attributable to Graham Holdings Company Common Stockholders	$281,103	$36,749	$310,209	$60,643

Per Share Information Attributable to Graham Holdings Company Common Stockholders
Basic net income per common share	$65.53	$8.43	$71.76	$13.93
Basic average number of common shares outstanding	4,265	4,333	4,298	4,327
Diluted net income per common share	$64.86	$8.35	$71.04	$13.81
Diluted average number of common shares outstanding	4,309	4,373	4,342	4,366
See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2026	2025	2026	2025
Net Income	$282,376	$40,423	$313,127	$66,144
Other Comprehensive (Loss) Income, Before Tax
Foreign currency translation adjustments:
Translation adjustments arising during the period	125	32,283	(6,123)	46,550
Adjustment for sales of businesses with foreign operations	6,175	646	6,175	646
	6,300	32,929	52	47,196
Pension and other postretirement plans:
Actuarial loss	(89,928)	—	(89,928)	—
Amortization of net prior service credit included in net income	(497)	(521)	(993)	(1,040)
Amortization of net actuarial gain included in net income	(258)	(380)	(516)	(759)
Settlement gain included in net income	(136,955)	—	(136,955)	—
	(227,638)	(901)	(228,392)	(1,799)
Cash flow hedges gain (loss)	640	(364)	1,266	(1,043)
Other Comprehensive (Loss) Income, Before Tax	(220,698)	31,664	(227,074)	44,354
Income tax benefit related to items of other comprehensive (loss) income	59,049	326	59,083	732
Other Comprehensive (Loss) Income, Net of Tax	(161,649)	31,990	(167,991)	45,086
Comprehensive Income	120,727	72,413	145,136	111,230
Comprehensive income attributable to noncontrolling interests	(1,273)	(3,674)	(2,918)	(5,501)
Total Comprehensive Income Attributable to Graham Holdings Company	$119,454	$68,739	$142,218	$105,729

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands)	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$156,766	$266,988
Restricted cash	51,342	44,417
Investments in marketable equity securities and other investments	1,089,301	1,088,970
Accounts receivable, net	474,687	576,754
Inventories and contracts in progress	333,459	303,370
Prepaid expenses	120,751	124,875
Income taxes receivable	33,404	15,447
Other current assets	11,339	10,274
Total Current Assets	2,271,049	2,431,095
Property, Plant and Equipment, Net	577,861	587,434
Lease Right-of-Use Assets	396,165	404,818
Investments in Affiliates	208,550	229,565
Goodwill, Net	1,600,573	1,585,666
Indefinite-Lived Intangible Assets	170,337	170,805
Amortized Intangible Assets, Net	49,409	61,631
Prepaid Pension Cost	2,723,553	2,772,394
Deferred Income Taxes	8,399	9,690
Deferred Charges and Other Assets	135,213	142,615
Total Assets	$8,141,109	$8,395,713

Liabilities and Equity
Current Liabilities
Accounts payable, vehicle floor plan payable and accrued liabilities	$638,583	$721,626
Deferred revenue	292,474	411,651
Income taxes payable	23,352	8,995
Mandatorily redeemable noncontrolling interest	6,033	6,874
Current portion of lease liabilities	61,341	64,290
Current portion of long-term debt	191,472	175,138
Dividends declared	8,040	—
Total Current Liabilities	1,221,295	1,388,574
Accrued Compensation and Related Benefits	136,740	135,323
Other Liabilities	23,439	28,639
Deferred Income Taxes	850,945	890,984
Mandatorily Redeemable Noncontrolling Interest	1,390	1,527
Lease Liabilities	376,913	377,897
Long-Term Debt	708,901	705,618
Total Liabilities	3,319,623	3,528,562
Commitments and Contingencies (Note 15)
Redeemable Noncontrolling Interests	25,386	39,824
Preferred Stock	—	—
Common Stockholders’ Equity
Common stock	20,000	20,000
Capital in excess of par value	352,983	379,896
Retained earnings	8,578,539	8,292,681
Accumulated other comprehensive income, net of taxes
Cumulative foreign currency translation adjustment	(12,210)	(12,262)
Unrealized gain on pensions and other postretirement plans	432,083	601,064
Cash flow hedges	(784)	(1,722)
Cost of Class B common stock held in treasury	(4,609,033)	(4,485,632)
Total Common Stockholders’ Equity	4,761,578	4,794,025
Noncontrolling Interests	34,522	33,302
Total Equity	4,796,100	4,827,327
Total Liabilities and Equity	$8,141,109	$8,395,713
See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30
(in thousands)	2026	2025
Cash Flows from Operating Activities
Net Income	$313,127	$66,144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and goodwill and other asset impairments	67,737	55,271
Amortization of lease right-of-use asset	29,343	28,729
Net pension benefit, settlement gain and early retirement and special separation benefit expense	(179,035)	(40,985)
Gain on marketable equity securities and cost method investments, net of impairment	(32,956)	(19,579)
Loss on disposition of businesses, property, plant and equipment and investments, net	4,669	485
Credit loss expense	2,953	2,125
Stock-based compensation expense, net of forfeitures	3,113	3,111
Foreign exchange loss	561	8,854
Equity in (earnings) losses of affiliates, net of distributions	20,028	11,219
Provision for deferred income taxes	17,442	3,079
Change in operating assets and liabilities:
Accounts receivable	80,834	60,739
Inventories	(27,198)	33,244
Accounts payable and accrued liabilities	(65,799)	(55,264)
Deferred revenue	(90,294)	(59,192)
Income taxes receivable/payable	(4,072)	(13,636)
Lease liabilities	(24,701)	(25,615)
Other assets and other liabilities, net	3,240	82,088
Other	1,418	(7)
Net Cash Provided by Operating Activities	120,410	140,810
Cash Flows from Investing Activities
Proceeds from sales of marketable equity securities	49,994	—
Net (payment on) proceeds from disposition of businesses, property, plant and equipment and investments	(40,050)	7,348
Purchases of property, plant and equipment	(39,233)	(32,285)
Purchases of marketable equity securities	(18,696)	(4,823)
Investments in certain businesses, net of cash acquired	(18,237)	(2,523)
Proceeds from repayment of related party loan	16,273	—
Other	1,109	966
Net Cash Used in Investing Activities	(48,840)	(31,317)
Cash Flows from Financing Activities
Common shares repurchased	(121,985)	(3,468)
Purchase of noncontrolling interests	(17,340)	—
Dividends paid	(16,311)	(15,660)
Repayments of borrowings	(15,194)	(13,172)
Net borrowings under revolving credit facilities	13,092	75,000
Net repayments of vehicle floor plan payable	(1,863)	(32,776)
Principal payments of finance leases	(7,543)	(8,446)
Distributions paid to noncontrolling interests	(4,355)	(190,319)
Other	(963)	329
Net Cash Used in Financing Activities	(172,462)	(188,512)
Effect of Currency Exchange Rate Change	(2,405)	10,514
Net Decrease in Cash and Cash Equivalents and Restricted Cash	(103,297)	(68,505)
Beginning Cash and Cash Equivalents and Restricted Cash	311,405	297,853
Ending Cash and Cash Equivalents and Restricted Cash	$208,108	$229,348

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
As of December 31, 2025	$20,000	$379,896	$8,292,681	$587,080	$(4,485,632)	$33,302	$4,827,327	$39,824
Net income for the period			30,751				30,751
Net income attributable to noncontrolling interests			(699)			699	—
Net income attributable to redeemable noncontrolling interests			(946)				(946)	946
Change in redemption value of redeemable noncontrolling interest		(8,225)				(4)	(8,229)	8,250
Distributions to noncontrolling interests						(884)	(884)	(2,251)
Dividends on common stock			(16,398)				(16,398)
Repurchase of Class B common stock					(34,476)		(34,476)
Issuance of Class B common stock, net of restricted stock award forfeitures		(252)			224		(28)
Shares withheld related to net share settlement					(434)		(434)
Amortization of unearned stock compensation and stock option expense		1,525					1,525
Purchase of noncontrolling interest		(26,001)				939	(25,062)
Other comprehensive loss, net of income taxes				(6,342)			(6,342)
Purchase of redeemable noncontrolling interests							—	(16,849)
As of March 31, 2026	$20,000	$346,943	$8,305,389	$580,738	$(4,520,318)	$34,052	$4,766,804	$29,920
Net income for the period			282,376				282,376
Net income attributable to noncontrolling interests			(1,348)			1,348	—
Net loss attributable to redeemable noncontrolling interests			75				75	(75)
Change in redemption value of redeemable noncontrolling interests		4,427				210	4,637	(4,427)
Distributions to noncontrolling interests						(1,088)	(1,088)	(32)
Dividends on common stock			(7,953)				(7,953)
Repurchase of Class B common stock					(88,718)		(88,718)
Issuance of Class B common stock, net of restricted stock award forfeitures		(160)			3		(157)
Amortization of unearned stock compensation and stock option expense		1,773					1,773
Other comprehensive loss, net of income taxes				(161,649)			(161,649)
As of June 30, 2026	$20,000	$352,983	$8,578,539	$419,089	$(4,609,033)	$34,522	$4,796,100	$25,386

(in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
As of December 31, 2024	$20,000	$356,919	$8,031,750	$334,797	$(4,486,805)	$30,154	$4,286,815	$43,821
Net income for the period			25,721				25,721
Net income attributable to noncontrolling interests			(1,129)			1,129	—
Net income attributable to redeemable noncontrolling interests			(698)				(698)	698
Change in redemption value of redeemable noncontrolling interests						634	634	8
Noncontrolling interest capital contribution						180	180
Distributions to noncontrolling interests						(747)	(747)	(941)
Dividends on common stock			(15,662)				(15,662)
Repurchase of Class B common stock					(3,468)		(3,468)
Issuance of Class B common stock, net of restricted stock award forfeitures		9,431			9,141		18,572
Shares withheld related to net share settlement					(402)		(402)
Amortization of unearned stock compensation and stock option expense		1,724					1,724
Other comprehensive income, net of income taxes				13,096			13,096
As of March 31, 2025	$20,000	$368,074	$8,039,982	$347,893	$(4,481,534)	$31,350	$4,325,765	$43,586
Net income for the period			40,423				40,423
Net income attributable to noncontrolling interests			(2,030)			2,030	—
Net income attributable to redeemable noncontrolling interests			(1,644)				(1,644)	1,644
Change in redemption value of redeemable noncontrolling interests		(4,971)				642	(4,329)	4,977
Distributions to noncontrolling interests						(1,371)	(1,371)	(338)
Dividends on common stock			(7,846)				(7,846)
Forfeiture of restricted stock awards, net of Class B common stock issuances		(6)			(124)		(130)
Amortization of unearned stock compensation and stock option expense		1,696					1,696
Other comprehensive income, net of income taxes				31,990			31,990
As of June 30, 2025	$20,000	$364,793	$8,068,885	$379,883	$(4,481,658)	$32,651	$4,384,554	$49,869

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
On February 1, 2026, Kaplan entered into a Share Purchase Agreement to sell its Kaplan Languages Group (KLG) business, consisting of more than 20 language schools in eight countries. The transaction closed on May 1, 2026.
Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States of America (GAAP) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (SEC). They include the assets, liabilities, results of operations and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or otherwise controlled by the Company. As permitted under such rules, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the three and six months ended June 30, 2026 and 2025 may not be indicative of the Company’s future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
Acquisition-related costs for the acquisitions that closed during the first six months of 2026 and 2025 were expensed as incurred. The aggregate purchase price of the 2025 acquisitions was allocated as follows, based on the acquisition date fair values to the following assets and liabilities:

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
The acquired companies were consolidated into the Company’s financial statements starting on their respective acquisition dates. The following unaudited pro forma financial information includes the 2025 acquisitions as if they occurred at the beginning of 2024:

	Three Months Ended June 30	Six Months Ended June 30
(in thousands)	2025	2025
Operating revenues	$1,263,248	$2,476,640
Net income	42,008	69,343
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
Disposition of Businesses. In May 2026, Kaplan completed the sale of the KLG business, which is included in Kaplan International. As a result of the sale, the Company recorded a non-operating loss of $5.2 million in the second quarter of 2026 (see Note 13). KLG comprised Kaplan International Languages, Alpadia Language Schools, Azurlingua and English as a second language (ESL) Education. The assets and liabilities of KLG had previously been classified as held for sale in the Company’s Condensed Consolidated Balance Sheet as of March 31, 2026.
During the first quarter of 2026, upon classifying the KLG disposal group as held for sale, the Company recognized total impairment charges of $19.0 million, consisting of a $1.0 million goodwill impairment charge and an $18.0 million impairment charge related to the asset group held for sale.
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
The settlement agreement resulted in a $66.2 million increase to the mandatorily redeemable noncontrolling interest obligation, which the Company recorded as interest expense in the first quarter of 2025. The remaining mandatorily redeemable noncontrolling interest obligation related to GHC One and GHC Two LLC (GHC Two) was $7.4 million at June 30, 2026, with $6.0 million included in current liabilities due to the expected dissolution of GHC One within one year.
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
As of June 30, 2026, the Company holds a controlling financial interest in GHC One and GHC Two and therefore includes the assets, liabilities, results of operations and cash flows in its consolidated financial statements. GHC One acquired Clarus during 2019. GHC Two acquired Impact Medical during 2021 and Skin Clique and Surpass in 2022. The Company accounts for the minority ownership of the group of current and former senior managers in GHC One and GHC Two as a mandatorily redeemable noncontrolling interest (see Note 8).
3. INVESTMENTS
Money Market Investments. As of June 30, 2026 and December 31, 2025, the Company had money market investments of $7.3 million and $5.3 million, respectively, that are classified as cash and cash equivalents in the Company’s Condensed Consolidated Balance Sheets.
Investments in Marketable Equity Securities. Investments in marketable equity securities consist of the following:

	As of
	June 30, 2026	December 31, 2025
(in thousands)
Total cost	$271,013	$256,897
Gross unrealized gains	828,045	845,889
Gross unrealized losses	(15,966)	(20,848)
Total Fair Value	$1,083,092	$1,081,938
At June 30, 2026 and December 31, 2025, the Company owned 63,793 and 55,430 shares, respectively, in Markel Group Inc. (Markel) valued at $124.6 million and $119.2 million, respectively. The Chief Executive Officer of Markel, Mr. Thomas S. Gayner, is a member of the Company’s Board of Directors. As of June 30, 2026, the Company owned 422 Class A and 481,920 Class B shares in Berkshire Hathaway valued at $557.2 million, which exceeded 5% of the Company’s total assets.
The Company purchased $18.7 million and $4.8 million of marketable equity securities during the first six months of 2026 and 2025, respectively.
During the first six months of 2026, the gross cumulative realized net gains from the sales of marketable equity securities were $45.5 million. The total proceeds from such sales were $50.0 million. The Company donated marketable equity securities in the first six months of 2026 and recorded a $0.5 million gross cumulative realized gain from the donation. There were no sales of marketable equity securities during the first six months of 2025.
The net gain (loss) on marketable equity securities comprised the following:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2026	2025	2026	2025
Gain (loss) on marketable equity securities, net	$101,879	$(11,543)	$32,956	$32,258
Less: Net gains in earnings from marketable equity securities sold and donated	(44)	—	(2,411)	—
Net unrealized gains (losses) in earnings from marketable equity securities still held at the end of the period	$101,835	$(11,543)	$30,545	$32,258
Investments in Affiliates. As of June 30, 2026, the Company’s healthcare subsidiary held investments in several affiliates that GHG actively manages; GHG held a 40% interest in each of the following affiliates: Residential Home Health Illinois, Residential Hospice Illinois, Mary Free Bed at Home, and Allegheny Health Network Healthcare at Home. For the three and six months ended June 30, 2026, the Company recorded $4.3 million and $8.4 million, respectively, in revenue for services provided to the affiliates of GHG. For the three and six months ended June 30,

2025, the Company recorded $4.1 million and $7.9 million, respectively, in revenue for services provided to the affiliates of GHG.
As of June 30, 2026, the Company held a 50.4%, 41.4% and 25.2% interest in N2K Networks, Realm and Intersection, respectively, on a fully diluted basis, and accounts for these investments under the equity method. The Company holds two of the five seats of N2K Networks’ governing board with the other shareholders retaining substantive participation rights to control the financial and operating decisions of N2K Networks through representation on the board. In May 2024, the Company entered into a convertible promissory note agreement to loan N2K Networks $2.0 million. The convertible promissory note bears interest at a rate of 12% per annum and, subject to conversion provisions, all unpaid interest and principal are due by May 2027.
In the second quarter of 2026, the Company recorded an impairment charge of $5.8 million on its investment in Realm following a reduction in the investee’s current and expected growth.
The Company had $28.2 million and $30.0 million in its investment account that represents cumulative undistributed income in its investments in affiliates as of June 30, 2026 and December 31, 2025, respectively.
Additionally, Kaplan International Holdings Limited (KIHL) held a 45% interest in a joint venture formed with University of York. KIHL loaned the joint venture £22 million, which is repayable over 25 years at an interest rate of 7% and guaranteed by the University of York. The outstanding balance on this loan was £18.8 million as of June 30, 2026. The loan is repayable by December 2041.
Cost Method Investments. The Company held investments without readily determinable fair values in a number of equity securities that are accounted for as cost method investments, which are recorded at cost, less impairment, and adjusted for observable price changes for identical or similar investments of the same issuer. The carrying value of these investments was $49.4 million as of June 30, 2026 and December 31, 2025. During the three and six months ended June 30, 2025, the Company recorded impairment losses of $12.7 million to equity securities that are accounted for as cost method investments.
4. ACCOUNTS RECEIVABLE, ACCOUNTS PAYABLE, VEHICLE FLOOR PLAN PAYABLE AND ACCRUED LIABILITIES
Accounts receivable consist of the following:

	As of
	June 30, 2026	December 31, 2025
(in thousands)
Receivables from contracts with customers, less estimated credit losses of $26,015 and $23,164	$419,481	$519,068
Other receivables	55,206	57,686
	$474,687	$576,754
Credit loss expense was $1.5 million and $1.0 million for the three months ended June 30, 2026 and 2025, respectively. Credit loss expense was $3.0 million and $2.1 million for the six months ended June 30, 2026 and 2025, respectively.
Accounts payable, vehicle floor plan payable and accrued liabilities consist of the following:

	As of
	June 30, 2026	December 31, 2025
(in thousands)
Accounts payable	$175,672	$181,009
Vehicle floor plan payable	117,096	118,959
Accrued compensation and related benefits	135,443	194,972
Other accrued liabilities	210,372	226,686
	$638,583	$721,626
Cash overdrafts of $0.6 million are included in accounts payable as of June 30, 2026 and December 31, 2025.
The Company finances new, used and service loaner vehicle inventory through standardized floor plan facilities with Truist Bank and Toyota Motor Credit Corporation and Ford Motor Credit Company. At June 30, 2026, the floor plan facilities bore interest at variable rates that are based on Secured Overnight Financing Rate (SOFR) and prime-based interest rates. The weighted average interest rate for the floor plan facilities was 5.7% for the three and six months ended June 30, 2026. The weighted average interest rate for the floor plan facilities was 6.3% for the three and six months ended June 30, 2025. The Company incurred floor plan interest expense of $1.8 million and $1.9 million for the three months ended June 30, 2026 and 2025, respectively. The Company incurred floor plan interest expense of $3.5 million and $4.1 million for the six months ended June 30, 2026 and 2025, respectively. Changes in the vehicle floor plan payable are reported as cash flows from financing activities in the Condensed Consolidated Statements of Cash Flows.
The floor plan facilities are collateralized by vehicle inventory and other assets of the relevant dealership subsidiary, and contain a number of covenants, including, among others, covenants restricting the dealership subsidiary with respect to the creation of liens and changes in ownership, officers and key management personnel. The Company was in compliance with all of these restrictive covenants as of June 30, 2026.
The floor plan interest expense related to the vehicle floor plan arrangements is offset by amounts received from manufacturers in the form of floor plan assistance capitalized in inventory and recorded against cost of goods sold in the Condensed Consolidated Statements of Operations when the associated inventory is sold. For the three months ended June 30, 2026 and 2025, the Company recognized a reduction in cost of goods sold of $2.2 million and $2.0 million, respectively, related to manufacturer floor plan assistance. For the six months ended June 30, 2026 and 2025, the Company recognized a reduction in cost of goods sold of $4.1 million and $4.0 million, respectively, related to manufacturer floor plan assistance.
As of June 30, 2026 and December 31, 2025, the Company had $99.8 million and $105.9 million, respectively, in obligations outstanding related to floor plan facilities associated with new vehicles.
5. INVENTORIES AND CONTRACTS IN PROGRESS
Inventories and contracts in progress consist of the following:

	As of
	June 30, 2026	December 31, 2025
(in thousands)
Raw materials	$83,044	$77,977
Work-in-process	14,529	12,906
Finished goods	228,447	209,287
Contracts in progress	7,439	3,200
	$333,459	$303,370
6. GOODWILL AND OTHER INTANGIBLE ASSETS
During the first quarter of 2026, in connection with the classification of the KLG disposal group as held for sale, the Company recognized a goodwill impairment charge of $1.0 million at Kaplan International (see Note 2).
Amortization of intangible assets for the three months ended June 30, 2026 and 2025, was $6.0 million and $7.2 million, respectively. Amortization of intangible assets for the six months ended June 30, 2026 and 2025, was $12.0 million and $15.1 million, respectively. Amortization of intangible assets is estimated to be approximately $11 million for the remainder of 2026, $9 million in 2027, $6 million in 2028, $5 million in 2029, $5 million in 2030 and $13 million thereafter.
The changes in the carrying amount of goodwill, by segment, were as follows:

(in thousands)	Education	Television Broadcasting	Healthcare	Manufacturing	Automotive	Other Businesses	Total
As of December 31, 2025
Goodwill	$1,181,284	$190,815	$136,637	$272,523	$140,832	$108,943	$2,031,034
Accumulated impairment losses	(331,151)	—	—	(82,062)	—	(32,155)	(445,368)
	850,133	190,815	136,637	190,461	140,832	76,788	1,585,666
Acquisition	—	—	17,996	—	—	—	17,996
Impairment	(976)	—	—	—	—	—	(976)
Disposition	—	—	—	—	—	—	—
Foreign currency exchange rate changes	(2,113)	—	—	—	—	—	(2,113)
As of June 30, 2026
Goodwill	1,178,195	190,815	154,633	272,523	140,832	108,943	2,045,941
Accumulated impairment losses	(331,151)	—	—	(82,062)	—	(32,155)	(445,368)
	$847,044	$190,815	$154,633	$190,461	$140,832	$76,788	$1,600,573

The changes in carrying amount of goodwill at the Company’s education and healthcare divisions were as follows:

(in thousands)	Kaplan International	Higher Education	Supplemental Education	Total Education	CSI	Other Healthcare	Total Healthcare
As of December 31, 2025
Goodwill	$614,096	$174,564	$392,624	$1,181,284	$87,140	$49,497	$136,637
Accumulated impairment losses	—	(111,324)	(219,827)	(331,151)	—	—	—
	614,096	63,240	172,797	850,133	87,140	49,497	136,637
Acquisition	—	—	—	—	—	17,996	17,996
Impairment	(976)	—	—	(976)	—	—	—
Disposition	—	—	—	—	—	—	—
Foreign currency exchange rate changes	(2,049)	—	(64)	(2,113)	—	—	—
As of June 30, 2026
Goodwill	611,071	174,564	392,560	1,178,195	87,140	67,493	154,633
Accumulated impairment losses	—	(111,324)	(219,827)	(331,151)	—	—	—
	$611,071	$63,240	$172,733	$847,044	$87,140	$67,493	$154,633
Other intangible assets consist of the following:

		As of June 30, 2026			As of December 31, 2025
(in thousands)	Useful Life Range	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Student and customer relationships	2–10 years	$296,900	$263,999	$32,901	$307,312	$266,453	$40,859
Trade names and trademarks	2–10 years	107,337	94,370	12,967	114,227	98,147	16,080
Network affiliation agreements	10 years	17,400	16,457	943	17,400	15,588	1,812
Databases and technology	3–6 years	30,496	28,568	1,928	32,376	30,293	2,083
Other	1–8 years	38,063	37,393	670	38,063	37,266	797
		$490,196	$440,787	$49,409	$509,378	$447,747	$61,631
Indefinite-Lived Intangible Assets
Franchise agreements		$97,002			$97,002
Trade names and trademarks		62,185			62,653
FCC licenses		11,000			11,000
Other		150			150
		$170,337			$170,805
7. DEBT
The Company’s borrowings consist of the following:

				As of
(in thousands)	Maturities	Stated Interest Rate	Effective Interest Rate	June 30, 2026	December 31, 2025
Unsecured notes (1)	2033	5.625%	5.625%	$493,760	$493,625
Revolving credit facility	2030	5.00% - 7.13%	5.11%	231,159	222,466
Real estate term loan (2)	2028	5.37% - 5.45%	5.48%	89,356	91,836
Capital term loan (3)	2028	6.12% - 6.20%	6.22%	60,228	64,079
Other indebtedness	2026 - 2028	6.25% - 8.00%		25,870	8,750
Total Debt				900,373	880,756
Less: current portion				(191,472)	(175,138)
Total Long-Term Debt				$708,901	$705,618
___________
(1)     The carrying value is net of $6.2 million and $6.4 million of unamortized debt issuance costs as of June 30, 2026 and December 31, 2025, respectively.
(2)     The carrying value is net of $0.1 million of unamortized debt issuance costs as of June 30, 2026 and December 31, 2025.
(3)     The carrying value is net of $0.4 million and $0.5 million of unamortized debt issuance costs as of June 30, 2026 and December 31, 2025, respectively.

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
At June 30, 2026 and December 31, 2025, the fair value of the Company’s 5.625% unsecured notes, based on quoted market prices (Level 2 fair value assessment), totaled $496.4 million and $504.0 million, respectively.
The outstanding balance on the Company’s $400 million unsecured revolving credit facility was $231.2 million as of June 30, 2026, consisting of U.S. dollar borrowings of $165.0 million with interest payable at SOFR plus 1.375% or prime rate plus 0.375%, and British Pound borrowings of £50 million with interest payable at Daily Sterling Overnight Index Average (SONIA) plus 1.375%.
The fair value of the Company’s other debt, which is based on Level 2 inputs, approximates its carrying value as of June 30, 2026 and December 31, 2025. The Company is in compliance with all financial covenants of the revolving credit facility and term loans as of June 30, 2026.
During the three months ended June 30, 2026 and 2025, the Company had average borrowings outstanding of approximately $899.4 million and $886.4 million, respectively, at average annual interest rates of approximately 5.7% and 6.0%, respectively. During the three months ended June 30, 2026 and 2025, the Company incurred net interest expense of $15.3 million and $15.8 million, respectively.
During the six months ended June 30, 2026 and 2025, the Company had average borrowings outstanding of approximately $895.5 million and $828.7 million, respectively, at average annual interest rates of approximately 5.7% and 6.0%, respectively. During the six months ended June 30, 2026 and 2025, the Company incurred net interest expense of $29.0 million and $95.6 million, respectively.
During the three and six months ended June 30, 2026, the Company recorded a reduction in interest expense of $0.2 million and $0.9 million, respectively, to adjust the fair value of the mandatorily redeemable noncontrolling interest. During the three and six months ended June 30, 2025, the Company recorded interest expense of $1.2 million and $67.6 million, respectively, to adjust the fair value of the mandatorily redeemable noncontrolling interest. The fair value of the mandatorily redeemable noncontrolling interest was based on the fair value of the underlying subsidiaries owned by GHC One and GHC Two, after taking into account any debt and other noncontrolling interests of its subsidiary investments. The fair value of the owned subsidiaries is determined by reference to either a discounted cash flow or EBITDA multiple, which approximates fair value (Level 3 fair value assessment) (See Note 2 and 8).

8. FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	As of June 30, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market investments (1)	$—	$7,285	$—	$7,285
Marketable equity securities (2)	1,083,092	—	—	1,083,092
Other current investments (3)	—	6,209	—	6,209
Total Financial Assets	$1,083,092	$13,494	$—	$1,096,586
Liabilities
Interest rate swaps (4)	$—	$1,033	$—	$1,033
Mandatorily redeemable noncontrolling interest (5)	—	—	7,423	7,423
Total Financial Liabilities	$—	$1,033	$7,423	$8,456

	As of December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market investments (1)	$—	$5,251	$—	$5,251
Marketable equity securities (2)	1,081,938	—	—	1,081,938
Other current investments (3)	—	7,032	—	7,032
Total Financial Assets	$1,081,938	$12,283	$—	$1,094,221
Liabilities
Contingent consideration liabilities (6)	$—	$—	$1,526	$1,526
Interest rate swaps (4)	—	2,289	—	2,289
Mandatorily redeemable noncontrolling interest (5)	—	—	8,401	8,401
Total Financial Liabilities	$—	$2,289	$9,927	$12,216
____________

(1)	The Company’s money market investments are included in cash and cash equivalents and the value considers the liquidity of the counterparty.
(2)
The Company’s investments in marketable equity securities are held in common shares of U.S. corporations that are actively traded on U.S. stock exchanges. Price quotes for these shares are readily available.

(3)	Includes mutual funds, which are valued using a market approach based on the quoted market prices of the security or inputs that include quoted market prices for similar instruments.
(4)	Included in Other Liabilities. The Company utilized a market approach model using the notional amount of the interest rate swaps multiplied by the observable inputs of time to maturity and market interest rates.
(5)	The fair value of the mandatorily redeemable noncontrolling interest is based on the fair value of the underlying subsidiaries owned by GHC One and GHC Two, after taking into account any debt and other noncontrolling interests of its subsidiary investments. The fair value of the owned subsidiaries is determined using enterprise value analyses which include an equal weighing between guideline public company and discounted cash flow analyses.
(6)	Included in Accounts payable, vehicle floor plan payable and accrued liabilities and Other Liabilities. The Company determined the fair value of the contingent consideration liabilities using either a Monte Carlo simulation, Black-Scholes model, or probability-weighted analysis depending on the type of target included in the contingent consideration requirements (revenue, EBITDA, client retention). All analyses included estimated financial projections for the acquired businesses and acquisition-specific discount rates.

The following tables provide a reconciliation of changes in the Company’s financial liabilities measured at fair value on a recurring basis, using Level 3 inputs:

(in thousands)	Contingent consideration liabilities	Mandatorily redeemable noncontrolling interest
As of December 31, 2025	$1,526	$8,401
Changes in fair value (1)	—	(882)
Capital contributions	—	4
Accretion of value included in net income (1)	28	—
Settlements or distributions	(299)	(100)
Foreign currency exchange rate changes	(2)	—
Disposition of business	(1,253)	—
As of June 30, 2026	$—	$7,423

(in thousands)	Contingent consideration liabilities	Mandatorily redeemable noncontrolling interest
As of December 31, 2024	$1,419	$159,548
Changes in fair value (1)	—	67,560
Capital contributions	—	80
Accretion of value included in net income (1)	100	—
Settlements or distributions	(317)	(205,672)
Foreign currency exchange rate changes	147	—
As of June 30, 2025	$1,349	$21,516
____________

(1)	Changes in fair value and accretion of value of contingent consideration liabilities are included in Selling, general and administrative expenses and the changes in fair value of mandatorily redeemable noncontrolling interest is included in Interest expense in the Company’s Condensed Consolidated Statements of Operations.
Mandatorily Redeemable Noncontrolling Interest. The mandatorily redeemable noncontrolling interest represents the ownership portion of a group of minority shareholders, consisting of a group of current and former senior managers of the healthcare business, in subsidiaries of GHG. The Company established GHC One and GHC Two as vehicles to invest in a portfolio of healthcare businesses together with the group of senior managers of GHG. As the holder of preferred units, the Company is obligated to contribute 95% of the capital required for the acquisition of portfolio investments with the remaining 5% of the capital coming from the group of senior managers. The operating agreements of GHC One and GHC Two require the dissolution of the entities on March 31, 2026, and March 31, 2029, respectively, at which time the net assets will be distributed to its members. As a preferred unit holder, the Company will receive an amount up to its contributed capital plus a preferred annual return of 8% (guaranteed return) after the group of senior managers has received the redemption of their 5% interest in net assets (manager return). All distributions in excess of the manager and guaranteed return will be paid to common unit holders, which currently comprise the group of senior managers of GHG. The Company may convert its preferred units to common units at any time after which it will receive 80% of all distributions in excess of the manager return, with the remaining 20% of excess distributions going to the group of senior managers as holders of the other common units. The mandatorily redeemable noncontrolling interest related to GHC One is reported as a current liability at June 30, 2026 and December 31, 2025 in the Condensed Consolidated Balance Sheets. The mandatorily redeemable noncontrolling interest related to GHC Two is reported as a noncurrent liability at June 30, 2026 and December 31, 2025 in the Condensed Consolidated Balance Sheets.
Other. During the six months ended June 30, 2026, in connection with the sale of the KLG disposal group, the Company recognized total impairment charges of $19.0 million, consisting of a $1.0 million goodwill impairment charge and an $18.0 million impairment charge related to the disposal group. The Company used a market approach to estimate the fair value of KLG disposal group (see Note 2 and 6).
During the three and six months ended June 30, 2026, the Company recorded an impairment charge of $5.8 million on one of its investments in affiliates (see Note 3). The Company used a market approach to determine the estimated fair value of its investment in affiliate.
During the three and six months ended June 30, 2025, the Company recorded impairment losses of $12.7 million to equity securities that are accounted for as cost method investments.
9. INCOME TAXES
The Company recognized a U.S. income tax benefit of $69.6 million during the six months ended June 30, 2026, in connection with the restructuring and sale of the KLG business. No corresponding tax benefit was recognized in any other jurisdiction. The Company continues to monitor relevant developments, including any forthcoming Internal Revenue Service guidance, that could affect the ultimate realization of this benefit.
As a result of the significant U.S. income tax benefit recorded related to the KLG business, the Company has recorded a Pillar Two top-up income tax accrual and expense of $19.2 million. In January 2026, the Organization for Economic Co-operation and Development (OECD) published administrative guidance introducing a Side-by-Side (SbS) Safe Harbor that would effectively exempt U.S. parent multinational groups from Pillar Two top-up tax on their U.S. source income. The SbS Safe Harbor is only effective to the extent participating countries have enacted legislation adopting the guidance. The Company has assessed current law and administrative guidance in relevant non-U.S. jurisdictions. Currently, not all participating countries have enacted legislation to adopt the SbS Safe Harbor, including the U.K. The Company will continue to monitor local implementation and guidance as non-U.S. countries adopt the SbS Safe Harbor into domestic law. The enactment of such legislation in the U.K. and other jurisdictions would have a favorable impact on the Pillar Two top-up tax accrued for 2026, and could result in a complete reversal of the $19.2 million accrued amount without payment.
The Company's effective tax rate for the first six months of 2026 and 2025 was 12.6% and 29.8%, respectively.
10. REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company generated 80% and 79% of its revenue from U.S. domestic sales for the three and six months ended June 30, 2026, respectively. The remaining 20% and 21% of revenue was generated from non-U.S. sales for the three and six months ended June 30, 2026, respectively. For the three and six months ended June 30, 2025, 78% of revenue was from U.S. domestic sales and the remaining 22% of revenue was generated from non-U.S. sales.
For the three and six months ended June 30, 2026, the Company recognized 51% and 52%, respectively, of its revenue over time as control of the services and goods transferred to the customer, and the remaining 49% and 48% at a point in time, when the customer obtained control of the promised goods. For the three and six months ended June 30, 2025, the Company recognized 54% of its revenue over time, and the remaining 46% at a point in time.
Contract Assets. As of June 30, 2026, the Company recognized a contract asset of $33.2 million related to a contract at a Kaplan International business, of which $5.9 million is included in Other current assets and $27.3 million is included in Deferred Charges and Other Assets. The Company expects to recognize an additional $199.8 million related to the remaining performance obligation in the contract over the next three years. As of December 31, 2025, the contract asset was $36.5 million, of which $4.4 million was included in Other current assets and $32.1 million was included in Deferred Charges and Other Assets. Additional contract assets of $2.8 million and $3.0 million are included in Other current assets on the Company’s Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, respectively.
Deferred Revenue. The Company records deferred revenue when cash payments are received or due in advance of the Company’s performance which includes some payments that are refundable due to the contractual right of the customer to cancel the agreement. As of June 30, 2026 and December 31, 2025, 23% and 22%, respectively, of the Company’s deferred revenue consisted of prepaid amounts which are refundable. The following table presents the change in the Company’s deferred revenue balance:

	As of
	June 30, 2026	December 31, 2025%
(in thousands)			Change
Deferred revenue	$297,288	$418,090	(29)
The majority of the change in the deferred revenue balance is related to the cyclical nature of services in the Kaplan International division and the derecognition of deferred revenue associated with the sale of the KLG businesses in May 2026 (see Note 2). During the six months ended June 30, 2026, the Company recognized $319.0 million related to the Company’s deferred revenue balance as of December 31, 2025, including $59.1 million of prepaid amounts which were refundable at the prior year-end.
Revenue allocated to remaining performance obligations represents deferred revenue amounts that will be recognized as revenue in future periods. As of June 30, 2026, the deferred revenue balance related to certain medical and nursing qualifications with an original contract length greater than twelve months at Kaplan Supplemental Education was $4.1 million. Kaplan Supplemental Education expects to recognize 68% of this revenue over the next twelve months and the remainder thereafter.

Costs to Obtain a Contract. The following table presents changes in the Company’s costs to obtain a contract asset:

(in thousands)	Balance at Beginning of Period	Costs associated with new contracts	Less: Costs amortized during the period	Other	Balance at End of Period
2026	$42,404	$29,742	$(48,917)	$(1,575)	$21,654
The majority of other activity was related to the derecognition of costs to obtain contract assets associated with the sale of the KLG business in May 2026 (see Note 2) and currency translation adjustments for the six months ended June 30, 2026.
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
The following reflects the Company’s net income and share data used in the basic and diluted earnings per share computations using the two-class method:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands, except per share amounts)	2026	2025	2026	2025
Numerator:
Numerator for basic earnings per share:
Net income attributable to Graham Holdings Company common stockholders	$281,103	$36,749	$310,209	$60,643
Less: Dividends paid-common stock outstanding and unvested restricted shares	(7,953)	(7,846)	(24,351)	(23,508)
Undistributed earnings	273,150	28,903	285,858	37,135
Percent allocated to common stockholders	99.43%	99.39%	99.43%	99.39%
	271,589	28,726	284,225	36,908
Add: Dividends paid-common stock outstanding	7,908	7,798	24,214	23,364
Numerator for basic earnings per share	$279,497	$36,524	$308,439	$60,272
Add: Additional undistributed earnings due to dilutive stock options	16	2	16	2
Numerator for diluted earnings per share	$279,513	$36,526	$308,455	$60,274
Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	4,265	4,333	4,298	4,327
Add: Effect of dilutive stock options	44	40	44	39
Denominator for diluted earnings per share	4,309	4,373	4,342	4,366
Graham Holdings Company Common Stockholders:
Basic earnings per share	$65.53	$8.43	$71.76	$13.93
Diluted earnings per share	$64.86	$8.35	$71.04	$13.81
____________
Earnings per share amounts may not recalculate due to rounding.

Diluted earnings per share excludes the following weighted average potential common shares, as the effect would be antidilutive, as computed under the treasury stock method:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2026	2025	2026	2025
Weighted average restricted stock	18	13	18	13
The diluted earnings per share amounts for each of the three and six months ended June 30, 2026 and 2025 excludes the effect of 1,000 contingently issuable shares outstanding as their inclusion would have been antidilutive due to a market condition.
In the three and six months ended June 30, 2026, the Company declared regular dividends totaling $1.88 and $5.64 per common share, respectively. In the three and six months ended June 30, 2025, the Company declared regular dividends totaling $1.80 and $5.40 per common share, respectively.
12. PENSION PLANS
Defined Benefit Plans. The total benefit arising from the Company’s defined benefit pension plans consists of the following components:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2026	2025	2026	2025
Service cost	$11,922	$11,699	$23,502	$23,891
Interest cost	7,597	6,956	16,292	13,377
Expected return on assets	(44,538)	(41,881)	(88,818)	(83,852)
Amortization of prior service credit	(497)	(521)	(993)	(1,040)
Net Periodic Benefit	(25,516)	(23,747)	(50,017)	(47,624)
Settlement	(136,955)	—	(136,955)	—
Early retirement and separation program costs	3,837	6,015	7,937	6,639
Total Benefit	$(158,634)	$(17,732)	$(179,035)	$(40,985)
In June 2026, the Company purchased an irrevocable group annuity contract from an insurance company for $113.9 million to settle $124.3 million of the outstanding defined benefit pension obligation related to certain retirees and beneficiaries. The purchase of the group annuity contract was funded from the assets of the Company’s pension plan. As a result of this transaction, the Company was relieved of all responsibility for these pension obligations and the insurance company is now required to pay and administer the retirement benefits owed to approximately 1,080 retirees and beneficiaries, with no change to the amount, timing or form of monthly retirement benefit payments. As a result, the Company remeasured the accumulated and projected benefit obligation as of June 17, 2026 and recorded a one-time pre-tax settlement gain of $137.0 million. The new measurement basis was used for the recognition of the Company’s pension benefit following the remeasurement. The settlement gain is included in non-operating pension and postretirement benefit income on the Condensed Consolidated Statements of Operations.
In the second quarter of 2026, the Company recorded $2.0 million in expenses related to a Voluntary Retirement Incentive Program (VRIP) for certain Dekko employees. Also in the second quarter of 2026, the Company recorded $1.9 million in expenses related to Separation Incentive Programs (SIPs) for certain Kaplan, Graham Media Group (GMG), Code3 and Slate employees. In the first quarter of 2026, the Company recorded $4.1 million in expenses related to SIPs for certain Kaplan, GMG, Joyce, Dekko, Framebridge, Code3, Slate and Corporate employees. The VRIP and SIPs were funded from the assets of the Company’s pension plans.
In the second quarter of 2025, the Company recorded $6.0 million in expenses related to SIPs for certain Kaplan, GMG, WGB, Saatchi Art, Society6, Code3 and Decile employees. In the first quarter of 2025, the Company recorded $0.6 million in expenses related to a SIP for certain WGB employees. These SIPs were funded from the assets of the Company’s pension plans.

The total cost arising from the Company’s Supplemental Executive Retirement Plan (SERP) consists of the following components:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2026	2025	2026	2025
Service cost	$290	$238	$579	$477
Interest cost	1,155	1,197	2,310	2,394
Net Periodic Cost	$1,445	$1,435	$2,889	$2,871
Defined Benefit Plan Assets. The Company’s defined benefit pension obligations are funded by a portfolio made up of private investment funds and a relatively small number of stocks and high-quality fixed-income securities that are held by a third-party trustee. The assets of the Company’s pension plans were allocated as follows:

	As of
	June 30, 2026	December 31, 2025

U.S. equities	64%	63%
Private investment funds	17%	17%
International equities	16%	16%
U.S. fixed income	3%	4%
	100%	100%
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
The Company evaluated its defined benefit pension plan asset portfolio for the existence of significant concentrations (defined as greater than 10% of plan assets) of credit risk as of June 30, 2026. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country and individual fund. At June 30, 2026, the pension plan held investments in one common stock and one private investment fund that exceeded 10% of total plan assets, valued at $1,232.0 million, or approximately 37% of total plan assets. At December 31, 2025, the pension plan held investments in one common stock and one private investment fund that exceeded 10% of total plan assets, valued at $1,267.4 million, or approximately 37% of total plan assets. Assets also included $113.3 million and $124.7 million of Markel shares at June 30, 2026 and December 31, 2025, respectively.

13. OTHER NON-OPERATING EXPENSE
A summary of non-operating expense is as follows:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2026	2025	2026	2025
(Loss) gain on sales of businesses	$(5,151)	$371	$(5,151)	$371
Foreign currency gain (loss), net	663	(4,475)	(561)	(8,854)
Gain on sale of cost method investment	—	—	484	—
Impairment of a cost method investment	—	(12,679)	—	(12,679)
Other gain, net	1,957	327	2,269	641
Total Other Non-Operating Expense	$(2,531)	$(16,456)	$(2,959)	$(20,521)
In the second quarter of 2026, the Company recorded a $5.2 million loss related to Kaplan’s sale of KLG (see Note 2).
14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The other comprehensive income (loss) consists of the following components:

	Three Months Ended June 30
	2026			2025
	Before-Tax	Income	After-Tax	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$125	$—	$125	$32,283	$—	$32,283
Adjustment for sales of businesses with foreign operations	6,175	—	6,175	646	—	646
	6,300	—	6,300	32,929	—	32,929
Pension and other postretirement plans:
Actuarial loss	(89,928)	23,393	(66,535)	—	—	—
Amortization of net prior service credit included in net income	(497)	129	(368)	(521)	133	(388)
Amortization of net actuarial gain included in net income	(258)	67	(191)	(380)	98	(282)
Settlement gain included in net income	(136,955)	35,625	(101,330)	—	—	—
	(227,638)	59,214	(168,424)	(901)	231	(670)
Cash flow hedges:
Gain (loss) for the period	640	(165)	475	(364)	95	(269)
Other Comprehensive (Loss) Income	$(220,698)	$59,049	$(161,649)	$31,664	$326	$31,990

	Six Months Ended June 30
	2026			2025
	Before-Tax	Income	After-Tax	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(6,123)	$—	$(6,123)	$46,550	$—	$46,550
Adjustment for sales of businesses with foreign operations	6,175	—	6,175	646	—	646
	52	—	52	47,196	—	47,196
Pension and other postretirement plans:
Actuarial loss	(89,928)	23,393	(66,535)	—	—	—
Amortization of net prior service credit included in net income	(993)	259	(734)	(1,040)	266	(774)
Amortization of net actuarial gain included in net income	(516)	134	(382)	(759)	195	(564)
Settlement gain included in net income	(136,955)	35,625	(101,330)	—	—	—
	(228,392)	59,411	(168,981)	(1,799)	461	(1,338)
Cash flow hedges:
Gain (loss) for the period	1,266	(328)	938	(1,043)	271	(772)
Other Comprehensive (Loss) Income	$(227,074)	$59,083	$(167,991)	$44,354	$732	$45,086

The accumulated balances related to each component of other comprehensive income (loss) are as follows:

(in thousands, net of taxes)	Cumulative Foreign Currency Translation Adjustment	Unrealized Gain on Pensions and Other Postretirement Plans	Cash Flow Hedges	Accumulated Other Comprehensive Income
As of December 31, 2025	$(12,262)	$601,064	$(1,722)	$587,080
Other comprehensive (loss) income before reclassifications	(6,123)	(66,535)	604	(72,054)
Net amount reclassified from accumulated other comprehensive income (loss)	6,175	(102,446)	334	(95,937)
Net other comprehensive (loss) income	52	(168,981)	938	(167,991)
As of June 30, 2026	$(12,210)	$432,083	$(784)	$419,089
The amounts and line items of reclassifications out of Accumulated Other Comprehensive Income (Loss) are as follows:

	Three Months Ended June 30		Six Months Ended June 30		Affected Line Item in the Condensed Consolidated Statements of Operations

(in thousands)	2026	2025	2026	2025
Foreign Currency Translation Adjustments:
Adjustment for sales of businesses with foreign operations	$6,175	$646	$6,175	$646	Other expense, net
Pension and Other Postretirement Plans:
Amortization of net prior service credit	(497)	(521)	(993)	(1,040)	(1)
Amortization of net actuarial gain	(258)	(380)	(516)	(759)	(1)
Settlement gain	(136,955)	—	(136,955)	—	(1)
	(137,710)	(901)	(138,464)	(1,799)	Before tax
	35,821	231	36,018	461	Provision for Income Taxes
	(101,889)	(670)	(102,446)	(1,338)	Net of Tax
Cash Flow Hedges	170	61	334	121	Interest expense
Total reclassification for the period	$(95,544)	$37	$(95,937)	$(571)	Net of Tax
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
16. BUSINESS SEGMENTS
The Company has seven reportable segments: Kaplan International, Kaplan Higher Education, Kaplan Supplemental Education, Television Broadcasting, CSI, Manufacturing and Automotive.
As of June 30, 2026, Kaplan had a total outstanding accounts receivable balance of $25.5 million from Purdue Global related to amounts due for reimbursements for services. Included in this total, Kaplan has a $3.7 million short-term receivable balance due from Purdue Global at June 30, 2026 related to the advance of $20.0 million during the initial KU Transaction.

The Company’s segment information is as follows:

	Three Months Ended June 30, 2026
(in thousands)	Education	Television Broadcasting	Healthcare	Manufacturing	Automotive	Total Segments
Operating Revenues	$417,808	$109,630	$247,651	$133,280	$301,352	$1,209,721
Reconciliation of Revenue
Other Businesses and Corporate Office Revenues (1)						93,562
Intersegment Elimination						(777)
Total Consolidated Revenues						$1,302,506

Less: Significant Expenses (2)
Cost of Revenue (3)	159,247		162,496	98,107	254,956	674,806
Payroll and Fringe Benefits Expense (4)	113,770	27,745			21,086	162,601
Occupancy Expense	25,497				2,009	27,506
Advertising and Marketing Expense	19,569					19,569
Networking and Programming Expense		29,846				29,846
Management Services (5)					2,325	2,325
Other Segment Items (6)	38,875	16,232	56,899	20,037	10,918	142,961
Earnings Before Interest, Income Taxes, Depreciation, Amortization and Pension Service Cost (EBITDAP)	$60,850	$35,807	$28,256	$15,136	$10,058	$150,107

Pension Service Cost	4,672	1,619	1,643	1,255	51	9,240
Depreciation Expense	5,659	2,345	1,913	3,037	1,937	14,891

Income from Operations before Amortization of Intangible Assets	$50,519	$31,843	$24,700	$10,844	$8,070	$125,976

Other Businesses (7)						(16,650)
Corporate Costs						(19,714)
Amortization of Intangible Assets						(5,978)
Income from Operations						$83,634
Equity in Losses of Affiliates, Net						(19,863)
Interest Expense, Net						(15,292)
Non-Operating Pension and Postretirement Benefit Income, Net						169,649
Gain on Marketable Equity Securities, Net						101,879
Other Expense, Net						(2,531)
Income Before Income Taxes						$317,476

Capital Expenditures	$4,003	$1,758	$3,568	$2,391	$666	$12,386
Reconciliation of Capital Expenditures
Other Businesses and Corporate Office Capital Expenditures (8)						7,364
Total Capital Expenditures						$19,750

(1)	Revenue from segments below the quantitative thresholds is attributable to Other Businesses and the Corporate Office, as described above. None of these operating segments meet the quantitative thresholds for determining reportable segments.
(2)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker (CODM).
(3)	Cost of revenue reflects the amounts reported and provided to the CODM and does not necessarily reconcile to the Company's Consolidated Statement of Operations or align across reportable segments. Cost of revenue excludes charges related to depreciation, which is shown separately above.
(4)	Excludes pension service cost, which is shown separately above. Excludes any payroll and related benefits costs captured in cost of revenue.
(5)	Management and operating services provided by Christopher J. Ourisman and his team of industry professionals.
(6)	Other segment items for each reportable segment include:
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
(c) Healthcare - indirect costs (e.g. payroll and benefits expenses, G&A expenses) and other SG&A expenses.
(d) Manufacturing - payroll and fringe benefits expense (SG&A) and other SG&A expenses.
(e) Automotive - advertising and marketing expense and other G&A expenses.
(7)	Profit or loss from operating segments below the quantitative thresholds attributable to Other Businesses as described above. These operating segments did not meet any of the quantitative thresholds for determining reportable segments.
(8)	Capital Expenditures from operating segments below the quantitative thresholds are attributable to Other Businesses and the Corporate Office, as described above. None of these operating segments meet the quantitative thresholds for determining reportable segments.

The Company’s education division segment information is as follows:

	Three Months Ended June 30, 2026
(in thousands)	Kaplan International	Higher Education	Supplemental Education	Kaplan Corporate and Other	Intersegment Elimination	Total Education
Operating Revenues	$252,375	$86,293	$79,476	$284	$(620)	$417,808

Less: Significant Expenses (1)
Cost of Revenue (2)	85,092	61,158	13,220		(223)	159,247
Payroll and Fringe Benefits Expense (3)	72,089	3,962	32,701	5,101	(83)	113,770
Occupancy Expense	24,436	159	808	363	(269)	25,497
Advertising and Marketing Expense	7,320	1,919	10,202	128		19,569
Other Segment Items (4)	25,914	115	11,243	1,919	(316)	38,875
EBITDAP	$37,524	$18,980	$11,302	$(7,227)	$271	$60,850

Pension Service Cost	50	2,032	2,060	530		4,672
Depreciation Expense	4,611	300	738	10		5,659

Income (Loss) from Operations before Amortization of Intangible Assets	$32,863	$16,648	$8,504	$(7,767)	$271	$50,519

Capital Expenditures	$2,940	$601	$457	$5		$4,003

(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)	Cost of revenue reflects the amounts reported and provided to the CODM and does not necessarily reconcile to the Company's Consolidated Statement of Operations or align across reportable segments. Cost of revenue excludes charges related to depreciation, which is shown separately above.
(3)	Excludes pension service cost, which is shown separately above. Excludes any payroll and related benefits costs captured in cost of revenue.
(4)	Other segment items for each reportable segment include:
(a) Kaplan international - travel meals and entertainment expense, training and employment expense, operating fees and other G&A expenses.
(b) Higher education - training and employment expense, operating fees and other G&A expenses.
(c) Supplemental education - training and employment expense, operating fees and other G&A expenses.
The Company’s healthcare division segment information is as follows:

	Three Months Ended June 30, 2026
(in thousands)	CSI	Other Healthcare	Total Healthcare
Operating Revenues	$148,523	$99,128	$247,651

Less: Significant Expenses (1)
Cost of Revenue (2)	115,040	47,456	162,496
Other Segment Items (3)	20,664	36,235	56,899
EBITDAP	$12,819	$15,437	$28,256

Pension Service Cost	—	1,643	1,643
Depreciation Expense	301	1,612	1,913

Income from Operations before Amortization of Intangible Assets	$12,518	$12,182	$24,700

Capital Expenditures	$1,220	$2,348	$3,568

(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)	Cost of revenue reflects the amounts reported and provided to the CODM and does not necessarily reconcile to the Company's Consolidated Statement of Operations. Cost of revenue excludes charges related to depreciation, which is shown separately.
(3)	Other segment items for CSI include indirect costs (e.g. payroll and benefits expenses, G&A expenses) and other SG&A expenses.

The Company’s segment information is as follows:

	Three Months Ended June 30, 2025
(in thousands)	Education	Television Broadcasting	Healthcare	Manufacturing	Automotive	Total Segments
Operating Revenues	$436,813	$105,984	$202,219	$96,218	$285,572	$1,126,806
Reconciliation of Revenue
Other Businesses and Corporate Office Revenues (1)						89,591
Intersegment Elimination						(625)
Total Consolidated Revenues						$1,215,772

Less: Significant Expenses (2)
Cost of Revenue (3)	159,017		121,952	65,368	241,639	587,976
Payroll and Fringe Benefits Expense (4)	120,627	26,818			19,627	167,072
Occupancy Expense	29,024				1,857	30,881
Advertising and Marketing Expense	21,191					21,191
Networking and Programming Expense		31,207				31,207
Management Services (5)					2,059	2,059
Other Segment Items (6)	47,245	14,502	51,337	17,545	9,363	139,992
EBITDAP	$59,709	$33,457	$28,930	$13,305	$11,027	$146,428

Pension Service Cost	4,413	1,532	1,993	654	21	8,613
Depreciation Expense	7,412	2,625	1,723	2,654	1,708	16,122

Income from Operations before Amortization of Intangible Assets	$47,884	$29,300	$25,214	$9,997	$9,298	$121,693

Other Businesses (7)						(25,666)
Corporate Costs						(16,035)
Amortization of Intangible Assets						(7,241)
Income from Operations						$72,751
Equity in Earnings of Affiliates, Net						3,114
Interest Expense, Net						(15,845)
Non-Operating Pension and Postretirement Benefit Income, Net						28,602
Loss on Marketable Equity Securities, Net						(11,543)
Other Expense, Net						(16,456)
Income Before Income Taxes						$60,623

Capital Expenditures	$5,376	$1,284	$4,449	$2,686	$1,492	$15,287
Reconciliation of Capital Expenditures
Other Businesses and Corporate Office Capital Expenditures (8)						4,533
Total Capital Expenditures						$19,820

(1)	Revenue from segments below the quantitative thresholds is attributable to Other Businesses and the Corporate Office, as described above. None of these operating segments meet the quantitative thresholds for determining reportable segments.
(2)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(3)	Cost of revenue reflects the amounts reported and provided to the CODM and does not necessarily reconcile to the Company's Consolidated Statement of Operations or align across reportable segments. Cost of revenue excludes charges related to depreciation, which is shown separately above.
(4)	Excludes pension service cost, which is shown separately above. Excludes any payroll and related benefits costs captured in cost of revenue.
(5)	Management and operating services provided by Christopher J. Ourisman and his team of industry professionals.
(6)	Other segment items for each reportable segment include:
(a) Education (includes Kaplan International, Kaplan Higher Education and Kaplan Supplemental Education) - training and employment expense, travel meals and entertainment expense, operating fees and other G&A expenses.
(b) Television Broadcasting - other broadcast expenses, facilities expenses, third-party commission costs and other SG&A expenses.
(c) Healthcare - indirect costs (e.g. payroll and benefits expenses, G&A expenses) and other SG&A expenses.
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
(c) Supplemental education - training and employment expense, operating fees and other G&A expenses.
The Company’s healthcare division segment information is as follows:

	Three Months Ended June 30, 2025
(in thousands)	CSI	Other Healthcare	Total Healthcare
Operating Revenues	$113,415	$88,804	$202,219

Less: Significant Expenses (1)
Cost of Revenue (2)	82,047	39,905	121,952
Other Segment Items (3)	17,154	34,183	51,337
EBITDAP	$14,214	$14,716	$28,930

Pension Service Cost	—	1,993	1,993
Depreciation Expense	183	1,540	1,723

Income from Operations before Amortization of Intangible Assets	$14,031	$11,183	$25,214

Capital Expenditures	$238	$4,211	$4,449

(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)	Cost of revenue reflects the amounts reported and provided to the CODM and does not necessarily reconcile to the Company's Consolidated Statement of Operations. Cost of revenue excludes charges related to depreciation, which is shown separately.
(3)	Other segment items for CSI include indirect costs (e.g. payroll and benefits expenses, G&A expenses) and other SG&A expenses.

The Company’s segment information is as follows:

	Six Months Ended June 30, 2026
(in thousands)	Education	Television Broadcasting	Healthcare	Manufacturing	Automotive	Total Segments
Operating Revenues	$858,287	$221,183	$456,991	$258,314	$568,976	$2,363,751
Reconciliation of Revenue
Other Businesses and Corporate Office Revenues (1)						176,161
Intersegment Elimination						(1,414)
Total Consolidated Revenues						$2,538,498

Less: Significant Expenses (2)
Cost of Revenue (3)	326,674		296,432	186,321	481,699	1,291,126
Payroll and Fringe Benefits Expense (4)	231,427	55,030			41,078	327,535
Occupancy Expense	52,874				4,041	56,915
Advertising and Marketing Expense	38,998					38,998
Networking and Programming Expense		59,969				59,969
Management Services (5)					4,617	4,617
Other Segment Items (6)	85,246	31,250	110,981	40,749	20,308	288,534
EBITDAP	$123,068	$74,934	$49,578	$31,244	$17,233	$296,057

Pension Service Cost	9,111	3,107	3,529	2,485	68	18,300
Depreciation Expense	11,713	4,681	3,827	6,172	3,782	30,175

Income from Operations before Amortization of Intangible Assets and Impairment of Goodwill and Asset Group Held for Sale	$102,244	$67,146	$42,222	$22,587	$13,383	$247,582

Other Businesses (7)						(40,250)
Corporate Costs						(34,803)
Amortization of Intangible Assets						(12,033)
Impairment of Goodwill and Asset Group Held for Sale						(19,029)
Income from Operations						$141,467
Equity in Earnings of Affiliates, Net						14,987
Interest Expense, Net						(29,046)
Non-Operating Pension and Postretirement Benefit Income, Net						200,722
Gain on Marketable Equity Securities, Net						32,956
Other Expense, Net						(2,959)
Income Before Income Taxes						$358,127

Capital Expenditures	$8,453	$4,694	$5,733	$4,079	$6,799	$29,758
Reconciliation of Capital Expenditures
Other Businesses and Corporate Office Capital Expenditures (8)						10,861
Total Capital Expenditures						$40,619

(1)	Revenue from segments below the quantitative thresholds is attributable to Other Businesses and the Corporate Office, as described above. None of these operating segments meet the quantitative thresholds for determining reportable segments.
(2)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(3)	Cost of revenue reflects the amounts reported and provided to the CODM and does not necessarily reconcile to the Company's Consolidated Statement of Operations or align across reportable segments. Cost of revenue excludes charges related to depreciation, which is shown separately above.
(4)	Excludes pension service cost, which is shown separately above. Excludes any payroll and related benefits costs captured in cost of revenue.
(5)	Management and operating services provided by Christopher J. Ourisman and his team of industry professionals.
(6)	Other segment items for each reportable segment include:
(a) Education (includes Kaplan International, Kaplan Higher Education and Kaplan Supplemental Education) - training and employment expense, travel meals and entertainment expense, operating fees and other G&A expenses.
(b) Television Broadcasting - other broadcast expenses, facilities expenses, third-party commission costs and other SG&A expenses.
(c) Healthcare - indirect costs (e.g. payroll and benefits expenses, G&A expenses) and other SG&A expenses.
(d) Manufacturing - payroll and fringe benefits expense (SG&A) and other SG&A expenses.
(e) Automotive - advertising and marketing expense and other G&A expenses.
(7)	Profit or loss from operating segments below the quantitative thresholds attributable to Other Businesses as described above. These operating segments did not meet any of the quantitative thresholds for determining reportable segments.
(8)	Capital Expenditures from operating segments below the quantitative thresholds are attributable to Other Businesses and the Corporate Office, as described above. None of these operating segments meet the quantitative thresholds for determining reportable segments.

The Company’s education division segment information is as follows:

	Six Months Ended June 30, 2026
(in thousands)	Kaplan International	Higher Education	Supplemental Education	Kaplan Corporate and Other	Intersegment Elimination	Total Education
Operating Revenues	$524,011	$178,696	$156,340	$555	$(1,315)	$858,287

Less: Significant Expenses (1)
Cost of Revenue (2)	175,093	127,401	24,742		(562)	326,674
Payroll and Fringe Benefits Expense (3)	148,481	7,767	65,733	9,603	(157)	231,427
Occupancy Expense	50,714	317	1,642	737	(536)	52,874
Advertising and Marketing Expense	15,519	3,839	19,419	221		38,998
Other Segment Items (4)	60,199	516	23,426	1,155	(50)	85,246
EBITDAP	$74,005	$38,856	$21,378	$(11,161)	$(10)	$123,068

Pension Service Cost	176	3,952	4,046	937		9,111
Depreciation Expense	9,579	567	1,548	19		11,713

Income (Loss) from Operations before Amortization of Intangible Assets and Impairment of Goodwill and Other Long-lived Assets	$64,250	$34,337	$15,784	$(12,117)	$(10)	$102,244

Capital Expenditures	$6,240	$1,416	$792	$5		$8,453

(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)	Cost of revenue reflects the amounts reported and provided to the CODM and does not necessarily reconcile to the Company's Consolidated Statement of Operations or align across reportable segments. Cost of revenue excludes charges related to depreciation, which is shown separately above.
(3)	Excludes pension service cost, which is shown separately above. Excludes any payroll and related benefits costs captured in cost of revenue.
(4)	Other segment items for each reportable segment include:
(a) Kaplan international - travel meals and entertainment expense, training and employment expense, operating fees and other G&A expenses.
(b) Higher education - training and employment expense, operating fees and other G&A expenses.
(c) Supplemental education - training and employment expense, operating fees and other G&A expenses.
The Company’s healthcare division segment information is as follows:

	Six Months Ended June 30, 2026
(in thousands)	CSI	Other Healthcare	Total Healthcare
Operating Revenues	$266,304	$190,687	$456,991

Less: Significant Expenses (1)
Cost of Revenue (2)	206,184	90,248	296,432
Other Segment Items (3)	40,675	70,306	110,981
EBITDAP	$19,445	$30,133	$49,578

Pension Service Cost	—	3,529	3,529
Depreciation Expense	594	3,233	3,827

Income from Operations before Amortization of Intangible Assets	$18,851	$23,371	$42,222

Capital Expenditures	$2,787	$2,946	$5,733

(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)	Cost of revenue reflects the amounts reported and provided to the CODM and does not necessarily reconcile to the Company's Consolidated Statement of Operations. Cost of revenue excludes charges related to depreciation, which is shown separately.
(3)	Other segment items for CSI include indirect costs (e.g. payroll and benefits expenses, G&A expenses) and other SG&A expenses.

The Company’s segment information is as follows:

	Six Months Ended June 30, 2025
(in thousands)	Education	Television Broadcasting	Healthcare	Manufacturing	Automotive	Total Segments
Operating Revenues	$861,544	$209,538	$375,960	$194,223	$566,563	$2,207,828
Reconciliation of Revenue
Other Businesses and Corporate Office Revenues (1)						175,108
Intersegment Elimination						(1,249)
Total Consolidated Revenues						$2,381,687

Less: Significant Expenses (2)
Cost of Revenue (3)	325,104		222,067	135,105	481,946	1,164,222
Payroll and Fringe Benefits Expense (4)	233,947	54,582			39,056	327,585
Occupancy Expense	56,946				3,728	60,674
Advertising and Marketing Expense	40,411					40,411
Networking and Programming Expense		62,564				62,564
Management Services (5)					4,111	4,111
Other Segment Items (6)	91,288	29,130	101,743	34,123	18,442	274,726
EBITDAP	$113,848	$63,262	$52,150	$24,995	$19,280	$273,535

Pension Service Cost	8,636	2,951	4,992	1,730	48	18,357
Depreciation Expense	15,176	5,253	3,509	5,357	3,437	32,732

Income from Operations before Amortization of Intangible Assets	$90,036	$55,058	$43,649	$17,908	$15,795	$222,446

Other Businesses (7)						(55,113)
Corporate Costs						(32,044)
Amortization of Intangible Assets						(15,065)
Income from Operations						$120,224
Equity in Losses of Affiliates, Net						(5,314)
Interest Expense, Net						(95,622)
Non-Operating Pension and Postretirement Benefit Income, Net						63,219
Gain on Marketable Equity Securities, Net						32,258
Other Expense, Net						(20,521)
Income Before Income Taxes						$94,244

Capital Expenditures	$10,117	$1,482	$5,066	$6,059	$1,972	$24,696
Reconciliation of Capital Expenditures
Other Businesses and Corporate Office Capital Expenditures (8)						9,227
Total Capital Expenditures						$33,923

(1)	Revenue from segments below the quantitative thresholds is attributable to Other Businesses and the Corporate Office, as described above. None of these operating segments meet the quantitative thresholds for determining reportable segments.
(2)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(3)	Cost of revenue reflects the amounts reported and provided to the CODM and does not necessarily reconcile to the Company's Consolidated Statement of Operations or align across reportable segments. Cost of revenue excludes charges related to depreciation, which is shown separately above.
(4)	Excludes pension service cost, which is shown separately above. Excludes any payroll and related benefits costs captured in cost of revenue.
(5)	Management and operating services provided by Christopher J. Ourisman and his team of industry professionals.
(6)	Other segment items for each reportable segment include:
(a) Education (includes Kaplan International, Kaplan Higher Education and Kaplan Supplemental Education) - training and employment expense, travel meals and entertainment expense, operating fees and other G&A expenses.
(b) Television Broadcasting - other broadcast expenses, facilities expenses, third-party commission costs and other SG&A expenses.
(c) Healthcare - indirect costs (e.g. payroll and benefits expenses, G&A expenses) and other SG&A expenses.
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
(c) Supplemental education - training and employment expense, operating fees and other G&A expenses.
The Company’s healthcare division segment information is as follows:

	Six Months Ended June 30, 2025
(in thousands)	CSI	Other Healthcare	Total Healthcare
Operating Revenues	$203,663	$172,297	$375,960

Less: Significant Expenses (1)
Cost of Revenue (2)	146,021	76,046	222,067
Other Segment Items (3)	33,576	68,167	101,743
EBITDAP	$24,066	$28,084	$52,150

Pension Service Cost	—	4,992	4,992
Depreciation Expense	359	3,150	3,509

Income from Operations before Amortization of Intangible Assets	$23,707	$19,942	$43,649

Capital Expenditures	$536	$4,530	$5,066

(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)	Cost of revenue reflects the amounts reported and provided to the CODM and does not necessarily reconcile to the Company's Consolidated Statement of Operations. Cost of revenue excludes charges related to depreciation, which is shown separately.
(3)	Other segment items for CSI include indirect costs (e.g. payroll and benefits expenses, G&A expenses) and other SG&A expenses.

Asset information for the Company’s business segments is as follows:

	As of
(in thousands)	June 30, 2026	December 31, 2025
Identifiable Assets
Kaplan international	$1,312,886	$1,551,682
Higher education	115,230	174,738
Supplemental education	231,555	247,181
Kaplan corporate and other	28,364	34,973
Education	1,688,035	2,008,574
Television broadcasting	381,276	393,097
CSI	201,786	128,170
Other healthcare	194,926	227,457
Healthcare	396,712	355,627
Manufacturing	553,100	535,006
Automotive	587,305	582,715
Total Segments	3,606,428	3,875,019
Other businesses	366,190	357,408
Corporate office	153,296	79,389
Investments in Marketable Equity Securities	1,083,092	1,081,938
Investments in Affiliates	208,550	229,565
Prepaid Pension Cost	2,723,553	2,772,394
Total Assets	$8,141,109	$8,395,713

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.
This analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto.
Results of Operations
The Company reported net income attributable to common shares of $281.1 million ($64.86 per share) for the second quarter of 2026, compared to $36.7 million ($8.35 per share) for the second quarter of 2025.
Items included in the Company’s net income for the second quarter of 2026:
•a $137.0 million settlement gain related to a retiree annuity pension purchase (after-tax impact of $101.3 million, or $23.38 per share);
•$3.8 million in non-operating expenses related to Separation Incentive Programs (SIPs) and a Voluntary Retirement Incentive Program (VRIP) at the education, television broadcasting and manufacturing divisions, and other businesses (after-tax impact of $2.8 million, or $0.66 per share);
•$0.2 million in interest income to adjust the fair value of the mandatorily redeemable noncontrolling interest (after-tax impact of $0.2 million, or $0.05 per share);
•$101.9 million in net gains on marketable equity securities (after-tax impact of $75.9 million, or $17.50 per share);
•$17.9 million in net losses of affiliates whose operations are not managed by the Company (after-tax impact of $13.3 million, or $3.08 per share);
•a $5.2 million loss on the sale of Kaplan Languages Group (KLG) (after-tax impact of $10.4 million, or $2.41 per share);
•a non-operating loss of $5.8 million from the impairment of an equity method investment (after-tax impact of $4.3 million, or $1.00 per share);
•a $69.6 million income tax benefit related to the KLG business ($16.05 per share); and
•$19.2 million in income tax expense recorded in connection with global minimum corporate income tax obligations in non-U.S. jurisdictions ($4.43 per share).
Items included in the Company’s net income for the second quarter of 2025:
•$6.0 million in non-operating expenses related to SIPs at other businesses and the education and television broadcasting divisions (after-tax impact of $4.5 million, or $1.02 per share);
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
Revenue for the second quarter of 2026 was $1,302.5 million, up 7% from $1,215.8 million in the second quarter of 2025. Revenues increased at television broadcasting, healthcare, manufacturing, automotive and other businesses, partially offset by a decline at education. The Company reported operating income of $83.6 million for the second quarter of 2026, compared to $72.8 million for the second quarter of 2025. The increase in operating results is due to improved results at education, television broadcasting and other businesses, partially offset by declines at healthcare, manufacturing and automotive.
For the first six months of 2026, the Company reported net income attributable to common shares of $310.2 million ($71.04 per share), compared to $60.6 million ($13.81 per share) for the first six months of 2025.

Items included in the Company’s net income for the first six months of 2026:
•$24.2 million of impairment charges and loss on sale related to KLG (after-tax impact of $24.8 million, or $5.67 per share);
•a $137.0 million settlement gain related to a retiree annuity pension purchase (after-tax impact of $101.3 million, or $23.21 per share);
•$7.9 million in non-operating expenses related to SIPs and a VRIP at education, television broadcasting and manufacturing divisions, other businesses and the corporate office (after-tax impact of $5.9 million, or $1.34 per share);
•$0.9 million in interest income to adjust the fair value of the mandatorily redeemable noncontrolling interest (after-tax impact of $0.8 million, or $0.17 per share);
•$33.0 million in net gains on marketable equity securities (after-tax impact of $24.5 million, or $5.62 per share);
•$13.1 million in net earnings of affiliates whose operations are not managed by the Company (after-tax impact of $9.7 million, or $2.23 per share);
•net non-operating gains of $5.3 million from earnings, sales and impairments of equity and cost method investments (after-tax impact of $4.0 million, or $0.91 per share);
•a $69.6 million income tax benefit related to the KLG business ($15.93 per share); and
•$19.2 million in income tax expense recorded in connection with global minimum income tax obligations in non- U.S. jurisdictions ($4.39 per share).
Items included in the Company’s net income for the first six months of 2025:
•$6.6 million in non-operating expenses related to a SIPs at other businesses and the education and television broadcasting divisions (after-tax impact of $4.9 million, or $1.12 per share);
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
Revenue for the first six months of 2026 was $2,538.5 million, up 7% from $2,381.7 million in the first six months of 2025. Revenues increased at television broadcasting, healthcare, manufacturing, automotive and other businesses, partially offset by a slight decline at education. The Company reported operating income of $141.5 million for the first six months of 2026, compared to $120.2 million for the first six months of 2025. The increase in operating results is due to improved results at television broadcasting, manufacturing and other businesses, partially offset by declines at education, healthcare and automotive.
Division Results
Education
Education division revenue totaled $417.8 million for the second quarter of 2026, down 4% from $436.8 million for the same period of 2025. Kaplan reported operating income of $50.3 million for the second quarter of 2026, compared to $46.2 million for the second quarter of 2025.
For the first six months of 2026, education division revenue totaled $858.3 million, down slightly from $861.5 million for the same period of 2025. Kaplan reported operating income of $82.7 million for the first six months of 2026, compared to $86.2 million for the first six months of 2025.

A summary of Kaplan’s operating results is as follows:

	Three Months Ended			Six Months Ended
	June 30			June 30
(in thousands)	2026	2025	% Change	2026	2025	% Change
Revenue
Kaplan international	$252,375	$272,171	(7)	$524,011	$533,427	(2)
Higher education	86,293	84,738	2	178,696	173,225	3
Supplemental education	79,476	80,161	(1)	156,340	155,564	0
Kaplan corporate and other	284	23	—	555	35	—
Intersegment elimination	(620)	(280)	—	(1,315)	(707)	—
	$417,808	$436,813	(4)	$858,287	$861,544	0
Operating Income (Loss)
Kaplan international	$32,863	$29,937	10	$64,250	$59,999	7
Higher education	16,648	17,972	(7)	34,337	30,779	12
Supplemental education	8,504	7,406	15	15,784	13,374	18
Kaplan corporate and other	(7,767)	(7,416)	(5)	(12,117)	(14,064)	14
Amortization of intangible assets	(243)	(1,699)	86	(557)	(3,818)	85
Impairment of goodwill and asset group held for sale	—	—	—	(19,029)	—	—
Intersegment elimination	271	(15)	—	(10)	(52)	—
	$50,276	$46,185	9	$82,658	$86,218	(4)
In the first quarter of 2026, the Company entered into an agreement to sell KLG included in Kaplan International and recorded a $19.0 million pre-tax impairment charge. Excluding the impairment charge, Kaplan’s operating income was up significantly in the first six months of 2026. The transaction closed on May 1, 2026 and the Company recorded a $5.2 million non-operating pre-tax loss on the sale of the business in the second quarter of 2026.
Kaplan International includes postsecondary education and professional training businesses largely outside the United States (U.S.). Kaplan International revenue decreased 7% for the second quarter of 2026 (10% decrease on a constant currency basis) and decreased 2% for the first six months of 2026 (7% decrease on a constant currency basis) due to the sale of KLG and declines at Pathways, partially offset by increases at Singapore and UK Professional. Kaplan International reported operating income of $32.9 million in the second quarter of 2026, compared to $29.9 million in the second quarter of 2025. Operating income increased to $64.3 million in the first six months of 2026, compared to $60.0 million in the first six months of 2025. Operating results at Singapore, Kaplan Open Learning, UK Professional and Australia grew as a result of strong enrollment growth. The increase was partially offset by broad declines at the Pathways businesses in the United Kingdom (U.K.), Australia and the U.S.
Higher Education includes the results of Kaplan as a service provider to higher education institutions. Higher Education revenue increased 2% and 3% for the second quarter and first six months of 2026, respectively, due primarily to an increase in the Purdue Global fee recorded. Enrollments at Purdue Global, the largest institutional client, increased 5% for the first six months of 2026 compared to the first six months of 2025. For the second quarters and first six months of 2026 and 2025, Kaplan recorded the full fee from Purdue Global. The Company will continue to assess the fee it records from Purdue Global on a quarterly basis to make a determination as to whether to record all or part of the fee in the future and whether to adjust fee amounts recognized in earlier periods. Higher Education operating results declined in the second quarter of 2026, as operating results in the second quarter of 2025 included a portion of the Purdue Global full fee recognition related to the first quarter of 2025. Higher Education operating results improved in the first six months of 2026 due to an increase in the Purdue Global fee recorded, and a decline in higher education development costs.
Supplemental Education includes Kaplan’s standardized test preparation programs and domestic professional and other continuing education businesses. Supplemental Education revenue was up slightly in the first half of 2026 due to growth in some of its professional preparation program offerings, offset by softness in publishing sales volume. Operating results increased in the second quarter and first six months of 2026 from improved margins.
Kaplan corporate and other represents unallocated expenses of Kaplan’s corporate office, other minor businesses and certain shared activities.
In the second quarter of 2026, the Company offered a SIP to certain employees at Supplemental Education, Higher Education, Kaplan International and Kaplan corporate; $1.2 million in related non-operating pension expense was recorded in the second quarter of 2026. In the first quarter of 2026, the Company offered a SIP to certain employees at Kaplan International, Higher Education and Supplemental Education; $1.9 million in related non-operating pension expense was recorded in the first quarter of 2026. In the second quarter of 2025, the Company offered a SIP to certain employees at Higher Education and Supplemental Education; $0.7 million in related non-operating pension expense was recorded in the second quarter of 2025. These programs were funded from the assets of the Company’s pension plan.
Television Broadcasting
A summary of television broadcasting’s operating results is as follows:

	Three Months Ended			Six Months Ended
	June 30			June 30
(in thousands)	2026	2025	% Change	2026	2025	% Change
Revenue	$109,630	$105,984	3	$221,183	$209,538	6
Operating Income	30,483	27,940	9	64,426	52,338	23
Graham Media Group owns seven television stations located in Houston, TX; Detroit, MI; Orlando, FL; San Antonio, TX; Jacksonville, FL; and Roanoke, VA, as well as SocialNewsDesk, a provider of social media management tools designed to connect newsrooms with their users.
Revenue at the television broadcasting division increased 3% to $109.6 million in the second quarter of 2026, from $106.0 million in the same period of 2025. The revenue increase is due to an $8.5 million increase in political advertising revenue, partially offset by a $2.3 million decrease in retransmission revenue and declines in local and digital advertising revenue. Operating income for the second quarter of 2026 was up 9% to $30.5 million, from $27.9 million in the same period of 2025, due to higher revenues.
Revenue at the television broadcasting division was up 6% to $221.2 million in the first six months of 2026, from $209.5 million in the same period of 2025. The revenue increase is due to a $15.8 million increase in political advertising revenue and increases from winter Olympics and Super Bowl advertising revenue at the Company’s NBC affiliates in the first quarter of 2026, partially offset by a $5.2 million decrease in retransmission revenue. Operating income for the first six months of 2026 was up 23% to $64.4 million, from $52.3 million in the same period of 2025, due to higher revenues.
While per subscriber rates from cable, satellite and OTT providers have grown, overall cable and satellite subscribers are down due to cord cutting, resulting in retransmission revenue net of network fees in 2026 expected to decline compared with 2025, and this trend is expected to continue.
In the first and second quarters of 2026, the Company offered SIPs to certain employees at the television broadcasting division; $0.6 million and $0.3 million, respectively, in related non-operating pension expense was recorded. In the second quarter of 2025, the Company offered a SIP to certain employees at the television broadcasting division; $0.1 million in related non-operating pension expense was recorded. These programs were funded from the assets of the Company’s pension plan.
In May 2026, the Company’s television station in Orlando (WKMG) entered into a new network affiliation agreement with CBS that covers the period July 1, 2026 through December 31, 2027. In March 2026, the Company’s television station in San Antonio (KSAT) entered into a new network affiliation agreement with ABC that covers the period April 1, 2026 through March 31, 2030.
Healthcare
Healthcare division revenue totaled $247.7 million for the second quarter of 2026, up 22% from $202.2 million for the same period of 2025. Healthcare reported operating income of $24.6 million for the second quarter of 2026, compared to $25.1 million for the second quarter of 2025.
Healthcare division revenue totaled $457.0 million for the first six months of 2026, up 22% from $376.0 million for the same period of 2025. Healthcare reported operating income of $42.0 million for the first six months of 2026, compared to $43.4 million for the same period of 2025.

A summary of healthcare division’s operating results is as follows:

	Three Months Ended			Six Months Ended
	June 30			June 30
(in thousands)	2026	2025	% Change	2026	2025	% Change
Revenue
CSI	$148,523	$113,415	31	$266,304	$203,663	31
Other Healthcare	99,128	88,804	12	190,687	172,297	11
	$247,651	$202,219	22	$456,991	$375,960	22
Operating Income
CSI	$12,498	$13,997	(11)	$18,810	$23,640	(20)
Other Healthcare	12,112	11,100	9	23,226	19,774	17
	$24,610	$25,097	(2)	$42,036	$43,414	(3)
The healthcare group provides nursing care and prescription services for patients receiving in-home infusion treatments through its 93.4% interest in CSI Pharmacy Holding Company, LLC (CSI). In August 2025, CSI purchased Pine Drug Holdings, LLC and was issued a California pharmacy license, with dispensing operations commencing late in the fourth quarter of 2025. CSI revenue increased 31% in both the second quarter and first six months of 2026 from continued expansion of treatment offerings and patient service areas. Operating results were down in the second quarter and first six months of 2026 due to various operational investments including expanding CSI’s pharmacy facility locations; lower operating margins for certain products compared with the second quarter and first six months of 2025; and increased incentive compensation expense. The Company expects continued revenue growth at CSI for the remainder of 2026 compared with 2025.
Healthcare also includes Graham Healthcare Group (GHG), which provides home health and hospice services in seven states. In March 2026, GHG acquired Covenant Home Health of Havertown, PA, a home health provider in Eastern Pennsylvania. Healthcare also includes Clarus (provides call management SaaS-based solution for physician groups and hospitals), Impact Medical (an allergy, asthma and immunology physician practice), Skin Clique (a concierge provider of aesthetics products and services) and Surpass Behavioral Health (provides therapy for autism patients). Revenue increased in other healthcare businesses by 12% and 11% in the second quarter and first six months of 2026 from growth in home health and hospice services and each of the other healthcare businesses. Operating results improved at home health and hospice in the second quarter and first six months of 2026, partly due to a reduction in pension expense. Overall, operating results declined at the other four healthcare businesses in the second quarter and first six months of 2026.
The Company also holds interests in four home health and hospice joint ventures managed by GHG, whose results are included in equity in earnings of affiliates in the Company’s Condensed Consolidated Statements of Operations. The Company recorded equity in earnings of $3.6 million and $3.4 million for the second quarters of 2026 and 2025, respectively, from these joint ventures. The Company recorded equity in earnings of $7.1 million and $6.6 million for the first six months of 2026 and 2025, respectively, from these joint ventures.
Manufacturing
A summary of manufacturing’s operating results is as follows:

	Three Months Ended			Six Months Ended
	June 30			June 30
(in thousands)	2026	2025	% Change	2026	2025	% Change
Revenue	$133,280	$96,218	39	$258,314	$194,223	33
Operating Income	7,101	7,566	(6)	15,101	13,046	16
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
Manufacturing revenues increased 39% and 33% in the second quarter and first six months of 2026, respectively, due to increased revenues at Hoover, Joyce and Forney, partially offset by lower revenues at Dekko. The revenue increase at Hoover is due largely to the Hoover Architectural Solutions business acquisition. Excluding the acquisition, overall volumes increased in the second quarter and first six months of 2026. Hoover results included wood gains on inventory sales in both the second quarter and first six months of 2026 and 2025. Manufacturing operating results declined in the second quarter of 2026 due to an overall decline at Hoover from increased intangible asset amortization and transition costs related to the Arconic acquisition, along with declines at Forney and Dekko, partially offset by significant growth at Joyce. Manufacturing operating results increased in the first six months of 2026 due to significant growth at Joyce, and improved results at Dekko. The increase was partially offset by an overall decline at Hoover from increased intangible asset amortization and transition costs related to the Arconic acquisition, and a modest decline at Forney.
In the second quarter of 2026, the Company offered a VRIP to certain employees at Dekko; $2.0 million in related non-operating pension expense was recorded. In the first quarter of 2026, the Company offered a SIP to certain employees at Dekko and Joyce; $0.2 million in related non-operating pension expense was recorded. These programs were funded from the assets of the Company’s pension plan.
Automotive
A summary of automotive’s operating results is as follows:

	Three Months Ended			Six Months Ended
	June 30			June 30
(in thousands)	2026	2025	% Change	2026	2025	% Change
Revenue	$301,352	$285,572	6	$568,976	$566,563	0
Operating Income	8,065	9,293	(13)	13,373	15,785	(15)
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
Revenues for the second quarter of 2026 increased 6% due partly to increased revenues from the Honda of Woodbridge dealership acquisition, offset by the closure of the Ourisman Jeep of Bethesda dealership in September 2025. Excluding these dealerships, revenues were down mostly from declines in used vehicle sales, partially offset by sales growth for new vehicles and services and parts. Operating results were down in the second quarter of 2026 due largely to lower gross profits on new and used vehicles, partially offset by earnings from the Honda of Woodbridge dealership acquisition, the closure of the Ourisman Jeep of Bethesda dealership, and higher overall gross profits on services and parts.
Revenues for the first six months of 2026 increased slightly due partly to increased revenues from the Honda of Woodbridge dealership acquisition, offset by the closure of the Ourisman Jeep of Bethesda dealership in September 2025. Excluding these dealerships, revenues were down mostly from declines in new and used vehicle sales, partially offset by sales growth for services and parts. Operating results were down in the first six months of 2026 due largely to lower gross profits on new and used vehicles, partially offset by earnings from the Honda of Woodbridge dealership acquisition, the closure of the Ourisman Jeep of Bethesda dealership, and higher overall gross profits on services and parts.

Other Businesses
A summary of revenue by category for other businesses:

	Three Months Ended			Six Months Ended
	June 30		%	June 30		%
	2026	2025	Change	2026	2025	Change
Operating Revenues
Specialty (1)	$45,747	$42,750	7	$84,825	$81,513	4
Retail (2)	30,588	27,257	12	57,685	53,379	8
Media (3)	16,504	18,963	(13)	32,256	38,975	(17)
	$92,839	$88,970	4	$174,766	$173,867	1
____________

(1)	Includes Clyde’s Restaurant Group (CRG), Decile and Supporting Cast
(2)	Includes Framebridge, Saatchi Art and Society6
(3)	Includes Slate, Foreign Policy, Code3, World of Good Brands (WGB) (sold in 2025) and City Cast
Overall, revenue from other businesses increased 4% and 1% in the second quarter and first six months of 2026. Specialty revenue increased due to revenue growth at CRG and Supporting Cast. Retail revenue increased due to revenue growth at Framebridge and Saatchi Art, partially offset by lower revenue at Society6. Media revenue declined due to the sale of WGB and lower revenue at Slate and Code3, partially offset by revenue growth at Foreign Policy and City Cast.
Overall, operating losses at other businesses were down in the second quarter and first six months of 2026, due to a reduction of losses from the sale of WGB and improved results at Society6, Saatchi Art, Decile, Code3 and Supporting Cast, partially offset by declines at CRG, Framebridge, Slate, City Cast and Foreign Policy.
Clyde’s Restaurant Group
CRG owns and operates 14 restaurants and entertainment venues in the Washington, DC metropolitan area, including Old Ebbitt Grill and The Hamilton. Revenue was up in the second quarter and first six months of 2026. CRG reported an operating profit for the second quarter and first six months of 2026 and 2025, with operating results down for the first half of 2026 due to severe weather conditions and the temporary closure of two restaurants and related repair work that was completed early in the first quarter of 2026.
In the second quarter of 2026, operations commenced under a Clyde’s licensing agreement at Dulles International Airport. CRG plans to open a new restaurant in Reston, VA in the fourth quarter of 2026.
Framebridge
Framebridge is a custom framing service company, headquartered in the Washington, DC metropolitan area, with 48 retail locations, and four manufacturing facilities in Kentucky, Virginia and Nevada (opened in the third quarter of 2025). In the first six months of 2026, Framebridge opened four new retail stores. Framebridge plans to open additional stores and manufacturing facilities in the second half of 2026, and continues to actively explore other opportunities for further store and manufacturing expansion.
Revenues grew in the second quarter and first six months of 2026 due to an increase in retail revenue from same-store sales growth and operating additional retail stores compared to the same periods in 2025, and a modest increase in online revenues. Framebridge is an investment stage business and reported significant operating losses in the first six months of 2026 and 2025. Framebridge operating results include ongoing expansion investments from new retail store openings and manufacturing facilities.
In the first quarter of 2026, the Company offered a SIP to certain employees at Framebridge; $0.2 million in related non-operating pension expense was recorded. This program was funded from the assets of the Company’s pension plan.
Other
Other businesses also include Code3, a performance marketing agency focused on driving performance for brands though three core elements of digital success: media, creative and commerce; Slate and Foreign Policy, which publish online and print magazines and websites; Saatchi Art and Society6, which offer art and designs of various consumer products; and three investment stage businesses, Decile, City Cast and Supporting Cast. Foreign Policy, Saatchi Art, Supporting Cast and City Cast reported revenue growth in the first six months of 2026, while Society6, Slate, Code3 and Decile reported revenue declines. Losses from City Cast, Society6, Slate, Decile, Saatchi Art and Code3 in the first six months of 2026 adversely affected operating results, while Foreign Policy reported an operating profit.

In the second quarter of 2026, the Company offered a SIP to certain employees at Code3 and Slate; $0.3 million in related non-operating pension expense was recorded. In the first quarter of 2026, the Company offered SIPs to certain employees at Slate and Code3; $1.0 million in related non-operating pension expense was recorded. In the second quarter of 2025, the Company offered SIPs to certain employees at Code3, Saatchi Art, Society6, WGB and Decile; $5.2 million in related non-operating pension expense was recorded. In the first quarter of 2025, WGB offered a SIP; $0.6 million in related non-operating pension expense was recorded. These programs were funded from the assets of the Company’s pension plan.
Corporate Office
Corporate office includes the expenses of the Company’s corporate office and certain continuing obligations related to prior business dispositions. Corporate expenses were higher in the first half of 2026 due largely to increased legal and tax professional services costs.
Equity in Earnings (Losses) of Affiliates
At June 30, 2026, the Company held an approximate 25% interest in Intersection, a company that provides digital marketing and advertising services and products for cities, transit systems, airports, and other public and private spaces; and a 41.4% interest on a fully diluted basis in Realm. The Company also holds interests in several other affiliates, including a number of home health and hospice joint ventures managed by GHG and a joint venture managed by Kaplan. Overall, the Company recorded equity in losses of affiliates of $19.9 million for the second quarter of 2026, compared to earnings of $3.1 million for the second quarter of 2025. These amounts include $17.9 million and $0.4 million in net losses for the second quarter of 2026 and 2025, respectively, from affiliates whose operations are not managed by the Company. The 2026 amount also included a $5.8 million impairment loss on the Company’s investment in Realm.
The Company recorded equity in earnings of affiliates of $15.0 million for the first six months of 2026, compared to losses of $5.3 million for the first six months of 2025. These amounts include $13.1 million in net earnings and $12.3 million in net losses for the first six months of 2026 and 2025, respectively, from affiliates whose operations are not managed by the Company. The 2026 amount also included a $5.8 million impairment loss on the Company’s investment in Realm.
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
The Company incurred net interest expense of $15.3 million and $29.0 million for the second quarter and first six months of 2026, compared to $15.8 million and $95.6 million for the second quarter and first six months of 2025.
The Company recorded a reduction in interest expense of $0.2 million and $0.9 million in the second quarter and first six months of 2026, respectively, compared to interest expense of $1.2 million and $67.6 million in the second quarter and first six months of 2025, to adjust the fair value of the mandatorily redeemable noncontrolling interest at GHG. The significant adjustment recorded in the first quarter of 2025 is largely related to a substantial increase in the estimated fair value of CSI. On February 25, 2025, the Company and a group of minority shareholders entered into an agreement to settle a significant portion of the mandatorily redeemable noncontrolling interest for a total of $205 million, which consisted of approximately $186.25 million in cash and $18.75 million in Graham Holdings Company Class B common stock.
Excluding these adjustments, the increase in net interest expense relates primarily to higher debt balances.
At June 30, 2026, the Company had $900.4 million in borrowings outstanding at an average interest rate of 5.7%, and cash, marketable equity securities and other investments of $1,297.4 million. At June 30, 2026, the Company had $231.2 million outstanding on its $400 million revolving credit facility.
Non-operating Pension and Postretirement Benefit Income, net
The Company recorded net non-operating pension and postretirement benefit income of $169.6 million and $200.7 million for the second quarter and first six months of 2026, compared to $28.6 million and $63.2 million for the second quarter and first six months of 2025.

In the second quarter of 2026, the Company recorded a pre-tax, noncash settlement gain of $137.0 million in connection with the purchase of an irrevocable group annuity contract from an insurance company.
Also in the second quarter of 2026, the Company recorded $3.8 million in expenses related to non-operating SIPs at Kaplan, the television broadcasting division, and other businesses and a VRIP at manufacturing. In the first quarter of 2026, the Company recorded $4.1 million in expenses related to non-operating SIPs at Kaplan, the television broadcasting division, manufacturing, other businesses and the Corporate office.
In the second quarter of 2025, the Company recorded $6.0 million in expenses related to non-operating SIPs at the education and television broadcasting divisions and other businesses. In the first quarter of 2025, the Company recorded $0.6 million in expenses related to non-operating SIPs at other businesses.
Gain (Loss) on Marketable Equity Securities, net
Overall, the Company recognized $101.9 million and $33.0 million in net gains on marketable equity securities in the second quarter and first six months of 2026, compared to $11.5 million in net losses and $32.3 million in net gains on marketable equity securities in the second quarter and first six months of 2025.
Other Non-Operating Expense
The Company recorded total other non-operating expense, net, of $2.5 million for the second quarter of 2026, compared to $16.5 million for the second quarter of 2025. The 2026 amounts included a $5.2 million loss on the sale of KLG, partially offset by $0.7 million in foreign currency gains and other items. The 2025 amounts included a $12.7 million impairment on a cost method investment and $4.5 million in foreign currency losses; partially offset by $0.4 million gain on sale of businesses and other items.
The Company recorded total other non-operating expense, net, of $3.0 million for the first six months of 2026, compared to $20.5 million for the first six months of 2025. The 2026 amounts included a $5.2 million loss on the sale of KLG and $0.6 million in foreign currency losses, partially offset by a $0.5 million gain on sale of a cost method investment and other items. The 2025 amounts included a $12.7 million impairment on a cost method investment and $8.9 million in foreign currency losses; partially offset by $0.4 million gain on sale of businesses and other items.
Provision for Income Taxes
The Company’s effective tax rate for the first six months of 2026 and 2025 was 12.6% and 29.8%, respectively.
The Company recognized a U.S. income tax benefit of $69.6 million during the six months ended June 30, 2026, in connection with the restructuring and sale of the KLG business. As a result of this significant U.S. income tax benefit, the Company accrued a non-U.S. global minimum corporate top-up income tax expense of $19.2 million in the second quarter of 2026. This accrual relates to non-U.S. jurisdictions that have not yet enacted legislation adopting recent guidance from the Organization for Economic Co-operation and Development (OECD), which would exempt U.S. parent multinational groups from Pillar Two top-up tax on their U.S. source income. The enactment of legislation in the U.K. and other jurisdictions would have a favorable impact on the Company’s income tax provision and could result in a complete reversal of the $19.2 million accrued amount without payment.
The Company’s effective tax rate for the first six months of 2025 was based on the estimated full year 2025 effective tax rate, which includes the adverse impact of the permanent difference related to the interest expense recorded to adjust the fair value of the mandatorily redeemable noncontrolling interest at GHG.
Earnings Per Share
The calculation of diluted earnings per share for the second quarter and first six months of 2026 was based on 4,309,444 and 4,342,014 weighted average shares outstanding, respectively, compared to 4,372,639 and 4,365,534 for the second quarter and first six months of 2025. At June 30, 2026, there were 4,251,268 shares outstanding. On September 12, 2024, the Board of Directors authorized the Company to acquire up to 500,000 shares of its Class B common stock; the Company has remaining authorization for 352,011 shares as of June 30, 2026.

Financial Condition: Liquidity and Capital Resources
The Company considers the following when assessing its liquidity and capital resources:

	As of
(In thousands)	June 30, 2026	December 31, 2025
Cash and cash equivalents	$156,766	$266,988
Restricted cash	51,342	44,417
Investments in marketable equity securities and other investments	1,089,301	1,088,970
Total debt	900,373	880,756
Cash generated by operations is the Company’s primary source of liquidity. The Company maintains investments in a portfolio of marketable equity securities, which is considered when assessing the Company’s sources of liquidity. An additional source of liquidity includes the undrawn portion of the Company’s $400 million revolving credit facility, amounting to $168.8 million at June 30, 2026.
During the first six months of 2026, the Company’s cash and cash equivalents decreased by $110.2 million, due to share repurchases; capital expenditures; business acquisitions and dispositions; dividend payments; and the redemption of noncontrolling interests. The decrease was partially offset by cash generated from operations, proceeds from the net sale of marketable equity securities and the repayment of a related party loan. In the first six months of 2026, the Company’s borrowings increased by $19.6 million, primarily due to increases in other debt and additional borrowings under the revolving credit facility, partially offset by repayments under the commercial notes at the automotive subsidiary.
As of June 30, 2026 and December 31, 2025, the Company had money market investments of $7.3 million and $5.3 million, that are included in cash and cash equivalents. At June 30, 2026, the Company held approximately $76 million in cash and cash equivalents in businesses domiciled outside the U.S., of which approximately $6 million is not available for immediate use in operations or for distribution. Additionally, Kaplan’s business operations outside the U.S. retain cash balances to support ongoing working capital requirements, capital expenditures, and regulatory requirements. As a result, the Company considers a significant portion of the cash and cash equivalents balance held outside the U.S. as not readily available for use in U.S. operations.
At June 30, 2026, the fair value of the Company’s investments in marketable equity securities was $1,083.1 million, which includes investments in the common stock of five publicly traded companies. During the first six months of 2026, the Company purchased $18.7 million of marketable equity securities and sold marketable equity securities that generated proceeds of $50.0 million. At June 30, 2026, the net unrealized gain related to the Company’s investments totaled $812.1 million.
The Company had working capital of $1,049.8 million and $1,042.5 million at June 30, 2026 and December 31, 2025, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments.
At June 30, 2026 and December 31, 2025, the Company had borrowings outstanding of $900.4 million and $880.8 million, respectively. The Company’s borrowings at June 30, 2026 were mostly from $500.0 million of 5.625% unsecured notes due December 1, 2033, $231.2 million in outstanding borrowings under the Company’s revolving credit facility, and real estate and capital term loans of $149.6 million at the automotive subsidiary. The Company’s borrowings at December 31, 2025 were mostly from $500.0 million of 5.625% unsecured notes due December 1, 2033, $222.5 million in outstanding borrowings under the Company’s revolving credit facility, and real estate and capital term loans of $155.9 million at the automotive subsidiary.
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
During the six months ended June 30, 2026 and 2025, the Company had average borrowings outstanding of approximately $895.5 million and $828.7 million, respectively, at average annual interest rates of approximately 5.7% and 6.0%, respectively. During the six months ended June 30, 2026 and 2025, the Company incurred net interest expense of $29.0 million and $95.6 million, respectively. Included in the net interest expense for the six months ended June 30, 2026 and 2025 is a $0.9 million reduction in interest expense and $67.6 million of interest expense, respectively, to adjust the fair value of the mandatorily redeemable noncontrolling interest (see Notes 7 and 8).
On February 25, 2025, the Company and a group of minority shareholders entered into an agreement to settle a significant portion of the mandatorily redeemable noncontrolling interest related to GHC One, including CSI, for a total of $205 million, which consisted of approximately $186.25 million in cash and $18.75 million in Graham Holdings Company Class B common stock.
The settlement agreement resulted in a $66.2 million increase to the mandatorily redeemable noncontrolling interest obligation, which the Company recorded as interest expense in the first quarter of 2025. The remaining mandatorily redeemable noncontrolling interest obligation related to GHC One and GHC Two was $7.4 million at June 30, 2026.
On June 15, 2026, Standard & Poor’s affirmed the Company’s credit rating and maintained the outlook as Stable. On November 12, 2025, Moody’s affirmed the Company’s credit rating and maintained the outlook as Stable.
The Company’s current credit ratings are as follows:

	Moody’s	Standard & Poor’s
Long-term	Ba1	BB
Outlook	Stable	Stable
The Company expects to fund its estimated capital needs primarily through existing cash balances and internally generated funds, and, as needed, from borrowings under its revolving credit facility. As of June 30, 2026, the Company had $231.2 million outstanding under the $400 million revolving credit facility. In management’s opinion, the Company will have sufficient financial resources to meet its business requirements in the next 12 months, including working capital requirements, capital expenditures, interest payments, potential acquisitions and strategic investments, dividends and stock repurchases.
In summary, the Company’s cash flows for each period were as follows:

	Six Months Ended June 30
(In thousands)	2026	2025
Net cash provided by operating activities	$120,410	$140,810
Net cash used in investing activities	(48,840)	(31,317)
Net cash used in financing activities	(172,462)	(188,512)
Effect of currency exchange rate change	(2,405)	10,514
Net decrease in cash and cash equivalents and restricted cash	$(103,297)	$(68,505)
Operating Activities. Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. The Company’s net cash flow provided by operating activities were as follows:

	Six Months Ended June 30
(In thousands)	2026	2025
Net Income	$313,127	$66,144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and goodwill and other asset impairments	67,737	55,271
Amortization of lease right-of-use asset	29,343	28,729
Net pension benefit, settlement gain and early retirement and special separation benefit expense	(179,035)	(40,985)
Other non-cash activities	17,228	9,287
Change in operating assets and liabilities	(127,990)	22,364
Net Cash Provided by Operating Activities	$120,410	$140,810

Net cash provided by operating activities consists primarily of cash receipts from customers, less disbursements for costs, benefits, income taxes, interest and other expenses.
For the first six months of 2026 compared to the first six months of 2025, the decrease in net cash provided by operating activities is primarily driven by changes in operating assets and liabilities, offset by higher net income, net of non-cash adjustments. Changes in operating assets and liabilities were driven by higher purchases of inventory and a significant decrease in the interest expense related to the mandatorily redeemable noncontrolling interest, offset by an increase in customer collections.
Investing Activities. The Company’s net cash flow used in investing activities were as follows:

	Six Months Ended June 30
(In thousands)	2026	2025
Net proceeds from sales (purchases) of marketable equity securities	$31,298	$(4,823)
Net (payments on) proceeds from disposition of businesses, property, plant and equipment and investments	(40,050)	7,348
Purchases of property, plant and equipment	(39,233)	(32,285)
Investments in certain businesses, net of cash acquired	(18,237)	(2,523)
Proceeds from repayment of related party loan	16,273	—
Other	1,109	966
Net Cash Used in Investing Activities	$(48,840)	$(31,317)
Net proceeds from sales (purchases) of marketable equity securities. During the first six months of 2026, the Company sold marketable equity securities that generated proceeds of $50.0 million. There were no sales of marketable equity securities during the first six months of 2025. The Company purchased $18.7 million and $4.8 million of marketable equity securities during the first six months of 2026 and 2025, respectively.
Disposition of Businesses. In May 2026, Kaplan completed the sale of the KLG business, which is included in Kaplan international. KLG comprised Kaplan International Languages, Alpadia Language Schools, Azurlingua and English as a second language (ESL) Education. In April 2025, Kaplan completed the sale of a small business, BridgeU Limited, which was included in Kaplan International. In the first half of 2025, WGB completed the sale of various websites and related businesses that made up the WGB operations. All remaining WGB operations were substantially shut down by the end of the third quarter of 2025.
Capital Expenditures. The amounts reflected in the Company’s Condensed Consolidated Statements of Cash Flows are based on cash payments made during the relevant periods, whereas the Company’s capital expenditures for the first six months of 2026 and 2025 disclosed in Note 16 to the Condensed Consolidated Financial Statements include assets acquired during the period. The Company estimates that its capital expenditures will be in the range of $90 million to $100 million in 2026.
Acquisitions. In March 2026, the Company acquired one small business which is included in other healthcare businesses. In June 2025, Kaplan acquired one small business which is included in its supplemental education division.
Proceeds from repayment of related party loan. In the second quarter of 2026, the Company received $16.3 million from Purdue Global related to the advance of $20.0 million during the initial KU transaction.
Financing Activities. The Company’s net cash flow used in financing activities were as follows:

	Six Months Ended June 30
(In thousands)	2026	2025
Common shares repurchased	$(121,985)	$(3,468)
Purchase of noncontrolling interests	(17,340)	—
Dividends paid	(16,311)	(15,660)
Repayments of borrowings	(15,194)	(13,172)
Net borrowing under revolving credit facility	13,092	75,000
Net repayments of vehicle floor plan payable	(1,863)	(32,776)
Distributions paid to noncontrolling interests	(4,355)	(190,319)
Other	(8,506)	(8,117)
Net Cash Used in Financing Activities	$(172,462)	$(188,512)

Common Stock Repurchases. During the first six months of 2026, the Company purchased a total of 110,471 shares of its Class B common stock at a cost of approximately $123.2 million, including commissions and accrued excise tax of $1.2 million. On September 12, 2024, the Board of Directors authorized the Company to acquire up to 500,000 shares of its Class B common stock. The Company did not announce a ceiling price or time limit for the purchases. At June 30, 2026, the Company had remaining authorization from the Board of Directors to purchase up to 352,011 shares of Class B common stock.
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
Dividends. The quarterly dividend rate per share was $1.88 and $1.80 for the first six months of 2026 and 2025, respectively. The Company expects to pay a dividend of $7.52 per share in 2026.
Borrowings and Vehicle Floor Plan Payable. In the first six months of 2026, the Company repaid amounts borrowed under the commercial notes at the automotive subsidiary and other debt and made additional borrowings on the $400 million revolving credit facility. In the first six months of 2025, the Company made additional borrowings on the $300 million revolving credit facility and repaid amounts borrowed under the term loan and commercial notes at the automotive subsidiary. In the first six months of 2026 and 2025, the Company used vehicle floor plan financing to fund the purchase of new, used and service loaner vehicles at its automotive subsidiary. The repayments of vehicle floor plan payable fluctuates with changes in the amount of vehicle inventory held by the automotive dealerships.
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
Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and the Company’s Chief Financial Officer (principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of June 30, 2026. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the quarter ended June 30, 2026, the Company purchased shares of its Class B Common Stock as set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plan(2)
April 1 - 30	27,271	$1,125.38	27,271	403,021
May 1 - 31	25,980	1,127.73	25,980	377,041
June 1 - 30	25,030	1,147.84	25,030	352,011
	78,281	$1,133.34	78,281
(1) Average price paid per share includes costs associated with repurchases, including commissions and excise taxes.
(2) On September 12, 2024, the Company’s Board of Directors authorized the Company to purchase, on the open market or otherwise, up to 500,000 shares of its Class B Common Stock. This authorization includes shares that remained under the previous authorization. There is no expiration date for this authorization. Share purchases made during the quarter ended June 30, 2026 were open market transactions or transactions to settle employee tax withholding obligations related to the vesting of restricted stock awards.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

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

GRAHAM HOLDINGS COMPANY
(Registrant)

Date: July 30, 2026	/s/ Timothy J. O’Shaughnessy
Timothy J. O’Shaughnessy, President & Chief Executive Officer (Principal Executive Officer)

Date: July 30, 2026	/s/ Wallace R. Cooney
Wallace R. Cooney, Chief Financial Officer (Principal Financial Officer)