Form 10-Q
period 2026-09-30
Graham Holdings Co
filed 2026-10-29
CIK 104889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2026
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
Shares outstanding at October 23, 2026:
Class A Common Stock – 964,001 Shares
Class B Common Stock – 3,204,785 Shares

GRAHAM HOLDINGS COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30

(in thousands, except per share amounts)	2026	2025	2026	2025
Operating Revenues
Sales of services	$659,733	$700,356	$1,998,097	$2,016,490
Sales of goods	666,304	578,503	1,866,438	1,644,056
	1,326,037	1,278,859	3,864,535	3,660,546
Operating Costs and Expenses
Cost of services sold (exclusive of items shown below)	385,736	425,051	1,165,725	1,200,503
Cost of goods sold (exclusive of items shown below)	548,050	479,344	1,535,736	1,362,688
Selling, general and administrative	282,836	276,103	844,455	823,499
Depreciation of property, plant and equipment	18,119	19,298	54,794	59,504
Amortization of intangible assets	5,775	9,692	17,808	24,757
Impairment of goodwill, other long-lived assets and asset group held for sale	—	2,235	19,029	2,235
	1,240,516	1,211,723	3,637,547	3,473,186
Income from Operations	85,521	67,136	226,988	187,360
Equity in (losses) earnings of affiliates, net	(3,590)	15,780	11,397	10,466
Interest income	1,594	1,464	5,950	6,225
Interest expense	(15,769)	(17,164)	(49,171)	(117,547)
Non-operating pension and postretirement benefit income, net	47,601	31,047	248,323	94,266
(Loss) gain on marketable equity securities, net	(15,027)	84,768	17,929	117,026
Other (expense) income, net	(1,187)	7	(4,146)	(20,514)
Income Before Income Taxes	99,143	183,038	457,270	277,282
Provision for Income Taxes	21,900	56,800	66,900	84,900
Net Income	77,243	126,238	390,370	192,382
Net Income Attributable to Noncontrolling Interests	(2,133)	(3,313)	(5,051)	(8,814)
Net Income Attributable to Graham Holdings Company Common Stockholders	$75,110	$122,925	$385,319	$183,568

Per Share Information Attributable to Graham Holdings Company Common Stockholders
Basic net income per common share	$17.79	$28.19	$89.84	$42.15
Basic average number of common shares outstanding	4,198	4,334	4,264	4,329
Diluted net income per common share	$17.60	$27.91	$88.92	$41.75
Diluted average number of common shares outstanding	4,243	4,378	4,309	4,370
See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2026	2025	2026	2025
Net Income	$77,243	$126,238	$390,370	$192,382
Other Comprehensive Income (Loss), Before Tax
Foreign currency translation adjustments:
Translation adjustments arising during the period	3,309	(8,227)	(2,814)	38,323
Adjustment for sales of businesses with foreign operations	—	—	6,175	646
	3,309	(8,227)	3,361	38,969
Pension and other postretirement plans:
Actuarial gain (loss)	45,115	—	(44,813)	—
Amortization of net prior service credit included in net income	(496)	(520)	(1,489)	(1,560)
Amortization of net actuarial gain included in net income	(258)	(378)	(774)	(1,137)
Settlement gain included in net income	(14,950)	—	(151,905)	—
	29,411	(898)	(198,981)	(2,697)
Cash flow hedges gain (loss)	970	64	2,236	(979)
Other Comprehensive Income (Loss), Before Tax	33,690	(9,061)	(193,384)	35,293
Income tax (expense) benefit related to items of other comprehensive income (loss)	(7,902)	212	51,181	944
Other Comprehensive Income (Loss), Net of Tax	25,788	(8,849)	(142,203)	36,237
Comprehensive Income	103,031	117,389	248,167	228,619
Comprehensive income attributable to noncontrolling interests	(2,133)	(3,313)	(5,051)	(8,814)
Total Comprehensive Income Attributable to Graham Holdings Company	$100,898	$114,076	$243,116	$219,805

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands)	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$154,326	$266,988
Restricted cash	17,756	44,417
Investments in marketable equity securities and other investments	1,074,071	1,088,970
Accounts receivable, net	537,651	576,754
Inventories and contracts in progress	354,457	303,370
Prepaid expenses	115,171	124,875
Income taxes receivable	33,375	15,447
Other current assets	12,672	10,274
Current assets held for sale (includes $24,786 of cash and $19,178 of restricted cash)	57,844	—
Total Current Assets	2,357,323	2,431,095
Property, Plant and Equipment, Net	596,153	587,434
Lease Right-of-Use Assets	382,275	404,818
Investments in Affiliates	202,339	229,565
Goodwill, Net	1,551,393	1,585,666
Indefinite-Lived Intangible Assets	170,339	170,805
Amortized Intangible Assets, Net	43,635	61,631
Prepaid Pension Cost	2,789,352	2,772,394
Deferred Income Taxes	9,125	9,690
Deferred Charges and Other Assets	125,741	142,615
Noncurrent Assets Held for Sale	62,324	—
Total Assets	$8,289,999	$8,395,713

Liabilities and Equity
Current Liabilities
Accounts payable, vehicle floor plan payable and accrued liabilities	$691,474	$721,626
Deferred revenue	352,558	411,651
Income taxes payable	25,949	8,995
Mandatorily redeemable noncontrolling interest	6,033	6,874
Current portion of lease liabilities	59,023	64,290
Current portion of long-term debt	148,075	175,138
Dividends declared	7,869	—
Current liabilities held for sale	49,061	—
Total Current Liabilities	1,340,042	1,388,574
Accrued Compensation and Related Benefits	140,209	135,323
Other Liabilities	29,129	28,639
Deferred Income Taxes	867,497	890,984
Mandatorily Redeemable Noncontrolling Interest	1,240	1,527
Lease Liabilities	365,829	377,897
Long-Term Debt	705,359	705,618
Noncurrent Liabilities Held for Sale	3,037	—
Total Liabilities	3,452,342	3,528,562
Commitments and Contingencies (Note 15)
Redeemable Noncontrolling Interests	25,469	39,824
Preferred Stock	—	—
Common Stockholders’ Equity
Common stock	20,000	20,000
Capital in excess of par value	354,197	379,896
Retained earnings	8,645,846	8,292,681
Accumulated other comprehensive income, net of taxes
Cumulative foreign currency translation adjustment	(8,901)	(12,262)
Unrealized gain on pensions and other postretirement plans	453,843	601,064
Cash flow hedges	(65)	(1,722)
Cost of Class B common stock held in treasury	(4,686,844)	(4,485,632)
Total Common Stockholders’ Equity	4,778,076	4,794,025
Noncontrolling Interests	34,112	33,302
Total Equity	4,812,188	4,827,327
Total Liabilities and Equity	$8,289,999	$8,395,713
See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30
(in thousands)	2026	2025
Cash Flows from Operating Activities
Net Income	$390,370	$192,382
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and goodwill and other asset impairments	91,631	86,496
Amortization of lease right-of-use asset	43,707	44,229
Net pension benefit, settlement gain and early retirement and special separation benefit expense	(215,165)	(61,090)
Gain on marketable equity securities and cost method investments, net of impairment	(17,829)	(102,861)
Loss on disposition of businesses, property, plant and equipment and investments, net	3,011	1,019
Credit loss expense	4,726	2,921
Stock-based compensation expense, net of forfeitures	4,467	4,797
Foreign exchange loss	2,034	7,707
Equity in (earnings) losses of affiliates, net of distributions	26,235	(2,562)
Provision for deferred income taxes	24,888	28,578
Change in operating assets and liabilities:
Accounts receivable	4,661	13,083
Inventories	(44,177)	22,682
Accounts payable and accrued liabilities	(8,289)	31,249
Deferred revenue	(3,570)	14,382
Income taxes receivable/payable	(2,545)	5,455
Lease liabilities	(38,557)	(41,722)
Other assets and other liabilities, net	13,280	71,708
Other	1,954	443
Net Cash Provided by Operating Activities	280,832	318,896
Cash Flows from Investing Activities
Purchases of property, plant and equipment	(65,013)	(48,618)
Proceeds from sales of marketable equity securities	54,642	—
Net (payment on) proceeds from disposition of businesses, property, plant and equipment and investments	(37,900)	7,747
Purchases of marketable equity securities	(25,020)	(29,823)
Proceeds from repayment of related party loan	20,000	—
Investments in certain businesses, net of cash acquired	(18,362)	(19,486)
Investments in equity affiliates and cost method investments	(204)	(10,512)
Other	2,136	2,330
Net Cash Used in Investing Activities	(69,721)	(98,362)
Cash Flows from Financing Activities
Common shares repurchased	(198,598)	(3,468)
Net (payments) borrowings under revolving credit facilities	(31,258)	600
Dividends paid	(24,285)	(23,508)
Repayments of borrowings	(21,535)	(22,089)
Purchase of noncontrolling interests	(17,526)	(1,761)
Principal payments of finance leases	(13,406)	(13,049)
Distributions paid to noncontrolling interests	(5,269)	(191,609)
Net proceeds from (repayments of) vehicle floor plan payable	4,863	(27,897)
Issuance of borrowings	1,800	—
Deferred payments of acquisitions	(383)	(7,017)
Other	988	(1,019)
Net Cash Used in Financing Activities	(304,609)	(290,817)
Effect of Currency Exchange Rate Change	(1,861)	9,533
Net Decrease in Cash and Cash Equivalents and Restricted Cash	(95,359)	(60,750)
Beginning Cash and Cash Equivalents and Restricted Cash	311,405	297,853
Ending Cash and Cash Equivalents and Restricted Cash	$216,046	$237,103

See accompanying Notes to Condensed Consolidated Financial Statements.

GRAHAM HOLDINGS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
As of December 31, 2025	$20,000	$379,896	$8,292,681	$587,080	$(4,485,632)	$33,302	$4,827,327	$39,824
Net income for the period			30,751				30,751
Net income attributable to noncontrolling interests			(699)			699	—
Net income attributable to redeemable noncontrolling interests			(946)				(946)	946
Change in redemption value of redeemable noncontrolling interest		(8,225)				(4)	(8,229)	8,250
Distributions to noncontrolling interests						(884)	(884)	(2,251)
Dividends on common stock			(16,398)				(16,398)
Repurchase of Class B common stock					(34,476)		(34,476)
Issuance of Class B common stock, net of restricted stock award forfeitures		(252)			224		(28)
Shares withheld related to net share settlement					(434)		(434)
Amortization of unearned stock compensation and stock option expense		1,525					1,525
Purchase of noncontrolling interest		(26,001)				939	(25,062)
Other comprehensive loss, net of income taxes				(6,342)			(6,342)
Purchase of redeemable noncontrolling interests							—	(16,849)
As of March 31, 2026	$20,000	$346,943	$8,305,389	$580,738	$(4,520,318)	$34,052	$4,766,804	$29,920
Net income for the period			282,376				282,376
Net income attributable to noncontrolling interests			(1,348)			1,348	—
Net loss attributable to redeemable noncontrolling interests			75				75	(75)
Change in redemption value of redeemable noncontrolling interests		4,427				210	4,637	(4,427)
Distributions to noncontrolling interests						(1,088)	(1,088)	(32)
Dividends on common stock			(7,953)				(7,953)
Repurchase of Class B common stock					(88,718)		(88,718)
Issuance of Class B common stock, net of restricted stock award forfeitures		(160)			3		(157)
Amortization of unearned stock compensation and stock option expense		1,773					1,773
Other comprehensive loss, net of income taxes				(161,649)			(161,649)
As of June 30, 2026	$20,000	$352,983	$8,578,539	$419,089	$(4,609,033)	$34,522	$4,796,100	$25,386
Net income for the period			77,243				77,243
Net income attributable to noncontrolling interests			(1,550)			1,550	—
Net income attributable to redeemable noncontrolling interests			(583)				(583)	583
Change in redemption value of redeemable noncontrolling interests						15	15
Noncontrolling interest capital contribution						279	279
Distributions to noncontrolling interests						(389)	(389)	(500)
Dividends on common stock			(7,803)				(7,803)
Repurchase of Class B common stock					(77,371)		(77,371)
Issuance of Class B common stock, net of restricted stock award forfeitures		(179)			141		(38)
Shares withheld related to net share settlement					(581)		(581)
Amortization of unearned stock compensation and stock option expense		1,393					1,393
Purchase of noncontrolling interest						(1,865)	(1,865)
Other comprehensive income, net of income taxes				25,788			25,788
As of September 30, 2026	$20,000	$354,197	$8,645,846	$444,877	$(4,686,844)	$34,112	$4,812,188	$25,469

(in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
As of December 31, 2024	$20,000	$356,919	$8,031,750	$334,797	$(4,486,805)	$30,154	$4,286,815	$43,821
Net income for the period			25,721				25,721
Net income attributable to noncontrolling interests			(1,129)			1,129	—
Net income attributable to redeemable noncontrolling interests			(698)				(698)	698
Change in redemption value of redeemable noncontrolling interests						634	634	8
Noncontrolling interest capital contribution						180	180
Distributions to noncontrolling interests						(747)	(747)	(941)
Dividends on common stock			(15,662)				(15,662)
Repurchase of Class B common stock					(3,468)		(3,468)
Issuance of Class B common stock, net of restricted stock award forfeitures		9,431			9,141		18,572
Shares withheld related to net share settlement					(402)		(402)
Amortization of unearned stock compensation and stock option expense		1,724					1,724
Other comprehensive income, net of income taxes				13,096			13,096
As of March 31, 2025	$20,000	$368,074	$8,039,982	$347,893	$(4,481,534)	$31,350	$4,325,765	$43,586
Net income for the period			40,423				40,423
Net income attributable to noncontrolling interests			(2,030)			2,030	—
Net income attributable to redeemable noncontrolling interests			(1,644)				(1,644)	1,644
Change in redemption value of redeemable noncontrolling interests		(4,971)				642	(4,329)	4,977
Distributions to noncontrolling interests						(1,371)	(1,371)	(338)
Dividends on common stock			(7,846)				(7,846)
Forfeiture of restricted stock awards, net of Class B common stock issuances		(6)			(124)		(130)
Amortization of unearned stock compensation and stock option expense		1,696					1,696
Other comprehensive income, net of income taxes				31,990			31,990
As of June 30, 2025	$20,000	$364,793	$8,068,885	$379,883	$(4,481,658)	$32,651	$4,384,554	$49,869
Net income for the period			126,238				126,238
Net income attributable to noncontrolling interests			(1,652)			1,652	—
Net income attributable to redeemable noncontrolling interests			(1,661)				(1,661)	1,661
Change in redemption value of redeemable noncontrolling interests		(852)				264	(588)	859
Distributions to noncontrolling interests						(872)	(872)	(371)
Dividends on common stock			(7,852)				(7,852)
Issuance of Class B common stock		(32)			32		—
Shares withheld related to net share settlement					(2,235)		(2,235)
Amortization of unearned stock compensation and stock option expense		1,686					1,686
Purchase of noncontrolling interest						(1,761)	(1,761)
Other comprehensive loss, net of income taxes				(8,849)			(8,849)
As of September 30, 2025	$20,000	$365,595	$8,183,958	$371,034	$(4,483,861)	$31,934	$4,488,660	$52,018

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
In the third quarter of 2026, Kaplan entered into a Share Purchase Agreement to sell Dublin Business School (DBS). The transaction closed on October 27, 2026.
Basis of Presentation – The accompanying condensed consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States of America (GAAP) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (SEC). They include the assets, liabilities, results of operations and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or otherwise controlled by the Company. As permitted under such rules, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. The Company’s results of operations for the three and nine months ended September 30, 2026 and 2025 may not be indicative of the Company’s future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
2. ACQUISITIONS AND DISPOSITIONS OF BUSINESSES
Acquisitions. During the first nine months of 2026, the Company acquired two small businesses, one in March and one in July, both of which are included in other healthcare businesses. The assets and liabilities of the companies acquired were recorded at their estimated fair values at the date of acquisition.
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

Acquisition-related costs for the acquisitions that closed during the first nine months of 2025 were $2.0 million and expensed as incurred. The aggregate purchase price of the 2025 acquisitions was allocated as follows, based on the acquisition date fair values to the following assets and liabilities:

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
The acquired companies were consolidated into the Company’s financial statements starting on their respective acquisition dates. The following unaudited pro forma financial information includes the 2025 acquisitions as if they occurred at the beginning of 2024:

	Three Months Ended September 30	Nine Months Ended September 30
(in thousands)	2025	2025
Operating revenues	$1,305,382	$3,782,022
Net income	129,979	199,322
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
Disposition of Businesses. During the third quarter of 2026, Kaplan entered into a Share Purchase Agreement to sell the DBS business, which is included in Kaplan International. As a result, the Company classified the assets and liabilities of DBS as held for sale in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2026. The transaction closed on October 27, 2026.

The carrying amounts of the major classes of assets and liabilities of the DBS disposal group classified as held for sale as of September 30, 2026 are as follows:

As of
(in thousands)	September 30, 2026
Cash and cash equivalents	$24,786
Restricted cash	19,178
Accounts receivable, net	6,843
Prepaid expenses	6,384
Other current assets	653
Current Assets Held for Sale	$57,844
Property, plant and equipment, net	$3,403
Lease right-of-use assets	5,536
Goodwill, net	51,786
Deferred charges and other assets	1,599
Noncurrent Assets Held for Sale	$62,324

Accounts payable and accrued liabilities	$22,868
Deferred revenue	25,128
Income taxes payable	(1,067)
Current portion of lease liabilities	2,132
Current Liabilities Held for Sale	$49,061
Other liabilities	$442
Deferred income taxes	(843)
Lease liabilities	3,438
Noncurrent Liabilities Held for Sale	$3,037
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
Other Transactions. In October 2026, the Company acquired the 49% minority-owned shares of Skin Clique for $18.4 million; the Company now owns 100% of Skin Clique.
In July 2026, CSI Pharmacy Holding Company, LLC (CSI) exercised its call option to purchase some of the minority-owned interest of CSI for $1.9 million. CSI paid cash of $0.2 million and entered into promissory notes for the remaining $1.7 million with an interest rate of 5.5% per annum. The notes are included in other indebtedness (see Note 7) and payable in annual installments with the final payment due July 31, 2030.
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
The settlement agreement resulted in a $66.2 million increase to the mandatorily redeemable noncontrolling interest obligation, which the Company recorded as interest expense in the first quarter of 2025. The remaining mandatorily redeemable noncontrolling interest obligation related to GHC One and GHC Two LLC (GHC Two) was $7.3 million at September 30, 2026, with $6.0 million included in current liabilities due to the expected dissolution of GHC One within one year.
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
As of September 30, 2026, the Company holds a controlling financial interest in GHC One and GHC Two and therefore includes the assets, liabilities, results of operations and cash flows in its consolidated financial statements. GHC One acquired Clarus during 2019. GHC Two acquired Impact Medical during 2021 and Skin Clique and Surpass in 2022. The Company accounts for the minority ownership of the group of current and former senior managers in GHC One and GHC Two as a mandatorily redeemable noncontrolling interest (see Note 8).
3. INVESTMENTS
Money Market Investments. As of September 30, 2026 and December 31, 2025, the Company had money market investments of $7.9 million and $5.3 million, respectively, that are classified as cash and cash equivalents in the Company’s Condensed Consolidated Balance Sheets.
Investments in Marketable Equity Securities. Investments in marketable equity securities consist of the following:

	As of
	September 30, 2026	December 31, 2025
(in thousands)
Total cost	$255,193	$256,897
Gross unrealized gains	817,174	845,889
Gross unrealized losses	(2,626)	(20,848)
Total Fair Value	$1,069,741	$1,081,938
At September 30, 2026 and December 31, 2025, the Company owned 63,793 and 55,430 shares, respectively, in Markel Group Inc. (Markel) valued at $109.2 million and $119.2 million, respectively. The Chief Executive Officer of Markel, Mr. Thomas S. Gayner, is a member of the Company’s Board of Directors. As of September 30, 2026, the Company owned 422 Class A and 481,920 Class B shares in Berkshire Hathaway valued at $555.2 million, which exceeded 5% of the Company’s total assets.
The Company purchased $25.0 million and $29.8 million of marketable equity securities during the first nine months of 2026 and 2025, respectively.
During the first nine months of 2026, the gross cumulative realized net gains from the sales of marketable equity securities were $28.0 million. The total proceeds from such sales were $54.6 million. The Company donated marketable equity securities in the first nine months of 2026 and 2025, and recorded $0.5 million and $0.4 million of gross cumulative realized gains from the donations, respectively. There were no sales of marketable equity securities during the first nine months of 2025.

The net gain (loss) on marketable equity securities comprised the following:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2026	2025	2026	2025
(Loss) gain on marketable equity securities, net	$(15,027)	$84,768	$17,929	$117,026
Less: Net losses (gains) in earnings from marketable equity securities sold and donated	13,589	(25)	11,178	(25)
Net unrealized (losses) gains in earnings from marketable equity securities still held at the end of the period	$(1,438)	$84,743	$29,107	$117,001
Investments in Affiliates. As of September 30, 2026, the Company’s healthcare subsidiary held investments in several affiliates that GHG actively manages; GHG held a 40% interest in each of the following affiliates: Residential Home Health Illinois, Residential Hospice Illinois, Mary Free Bed at Home, and Allegheny Health Network Healthcare at Home. For the three and nine months ended September 30, 2026, the Company recorded $4.4 million and $12.8 million, respectively, in revenue for services provided to the affiliates of GHG. For the three and nine months ended September 30, 2025, the Company recorded $4.2 million and $12.1 million, respectively, in revenue for services provided to the affiliates of GHG.
As of September 30, 2026, the Company held a 50.6%, 41.5% and 25.6% interest in N2K Networks, Realm and Intersection, respectively, on a fully diluted basis, and accounts for these investments under the equity method. The Company holds two of the five seats of N2K Networks’ governing board with the other shareholders retaining substantive participation rights to control the financial and operating decisions of N2K Networks through representation on the board. In May 2024, the Company entered into a convertible promissory note agreement to loan N2K Networks $2.0 million. The convertible promissory note bears interest at a rate of 12% per annum and, subject to conversion provisions, all unpaid interest and principal are due on or after May 28, 2027.
In the third quarter of 2026, the Company recorded an impairment charge of $0.5 million on one of its investments in affiliates. In the second quarter of 2026, the Company recorded an impairment charge of $5.8 million on its investment in Realm following a reduction in the investee’s current and expected growth.
In September 2025, the Company invested an additional $29.3 million in Intersection. Intersection used a portion of the additional investment to settle, in a non-cash exchange, $19.3 million of the outstanding amount owed to the Company on the $30 million term loan extended in April 2023. Following the additional investment, the Company recognized a gain of $18.6 million in equity earnings.
The Company had $24.9 million and $30.0 million in its investment account that represents cumulative undistributed income in its investments in affiliates as of September 30, 2026 and December 31, 2025, respectively.
Additionally, Kaplan International Holdings Limited (KIHL) held a 45% interest in a joint venture formed with University of York. KIHL loaned the joint venture £22 million, which is repayable over 25 years at an interest rate of 7% and guaranteed by the University of York. The outstanding balance on this loan was £18.2 million as of September 30, 2026. The loan is repayable by December 2041.
Cost Method Investments. The Company held investments without readily determinable fair values in a number of equity securities that are accounted for as cost method investments, which are recorded at cost, less impairment, and adjusted for observable price changes for identical or similar investments of the same issuer. The carrying value of these investments was $49.3 million and $49.4 million as of September 30, 2026 and December 31, 2025, respectively. During the three and nine months ended September 30, 2026, the Company recorded impairment losses of $0.1 million to equity securities that are accounted for as cost method investments. During the three and nine months ended September 30, 2025, the Company recorded impairment losses of $1.5 million and $14.2 million, respectively, to equity securities that are accounted for as cost method investments.
4. ACCOUNTS RECEIVABLE, ACCOUNTS PAYABLE, VEHICLE FLOOR PLAN PAYABLE AND ACCRUED LIABILITIES
Accounts receivable consist of the following:

	As of
	September 30, 2026	December 31, 2025
(in thousands)
Receivables from contracts with customers, less estimated credit losses of $26,193 and $23,164	$492,180	$519,068
Other receivables	45,471	57,686
	$537,651	$576,754

Credit loss expense was $1.7 million and $0.8 million for the three months ended September 30, 2026 and 2025, respectively. Credit loss expense was $4.7 million and $2.9 million for the nine months ended September 30, 2026 and 2025, respectively.
Accounts payable, vehicle floor plan payable and accrued liabilities consist of the following:

	As of
	September 30, 2026	December 31, 2025
(in thousands)
Accounts payable	$176,357	$181,009
Vehicle floor plan payable	123,822	118,959
Accrued compensation and related benefits	161,462	194,972
Other accrued liabilities	229,833	226,686
	$691,474	$721,626
Cash overdrafts of $2.6 million and $0.6 million are included in accounts payable as of September 30, 2026 and December 31, 2025.
The Company finances new, used and service loaner vehicle inventory through standardized floor plan facilities with Truist Bank and Toyota Motor Credit Corporation and Ford Motor Credit Company. At September 30, 2026, the floor plan facilities bore interest at variable rates that are based on Secured Overnight Financing Rate (SOFR) and prime-based interest rates. The weighted average interest rate for the floor plan facilities was 5.6% for the three and nine months ended September 30, 2026. The weighted average interest rate for the floor plan facilities was 6.2% and 6.3% for the three and nine months ended September 30, 2025, respectively. The Company incurred floor plan interest expense of $1.7 million for the three months ended September 30, 2026 and 2025. The Company incurred floor plan interest expense of $5.2 million and $5.8 million for the nine months ended September 30, 2026 and 2025, respectively. Changes in the vehicle floor plan payable are reported as cash flows from financing activities in the Condensed Consolidated Statements of Cash Flows.
The floor plan facilities are collateralized by vehicle inventory and other assets of the relevant dealership subsidiary, and contain a number of covenants, including, among others, covenants restricting the dealership subsidiary with respect to the creation of liens and changes in ownership, officers and key management personnel. The Company was in compliance with all of these restrictive covenants as of September 30, 2026.
The floor plan interest expense related to the vehicle floor plan arrangements is offset by amounts received from manufacturers in the form of floor plan assistance capitalized in inventory and recorded against cost of goods sold in the Condensed Consolidated Statements of Operations when the associated inventory is sold. For the three months ended September 30, 2026 and 2025, the Company recognized a reduction in cost of goods sold of $2.2 million and $2.1 million, respectively, related to manufacturer floor plan assistance. For the nine months ended September 30, 2026 and 2025, the Company recognized a reduction in cost of goods sold of $6.3 million and $6.1 million, respectively, related to manufacturer floor plan assistance.
As of September 30, 2026 and December 31, 2025, the Company had $109.3 million and $105.9 million, respectively, in obligations outstanding related to floor plan facilities associated with new vehicles.
5. INVENTORIES AND CONTRACTS IN PROGRESS
Inventories and contracts in progress consist of the following:

	As of
	September 30, 2026	December 31, 2025
(in thousands)
Raw materials	$87,646	$77,977
Work-in-process	14,937	12,906
Finished goods	245,624	209,287
Contracts in progress	6,250	3,200
	$354,457	$303,370
6. GOODWILL AND OTHER INTANGIBLE ASSETS
During the first quarter of 2026, in connection with the classification of the KLG disposal group as held for sale, the Company recognized a goodwill impairment charge of $1.0 million at Kaplan International (see Note 2).
Amortization of intangible assets for the three months ended September 30, 2026 and 2025, was $5.8 million and $9.7 million, respectively. Amortization of intangible assets for the nine months ended September 30, 2026 and

2025, was $17.8 million and $24.8 million, respectively. Amortization of intangible assets is estimated to be approximately $6 million for the remainder of 2026, $9 million in 2027, $6 million in 2028, $5 million in 2029, $5 million in 2030 and $13 million thereafter.
The changes in the carrying amount of goodwill, by segment, were as follows:

(in thousands)	Education	Television Broadcasting	Healthcare	Manufacturing	Automotive	Other Businesses	Total
As of December 31, 2025
Goodwill	$1,181,284	$190,815	$136,637	$272,523	$140,832	$108,943	$2,031,034
Accumulated impairment losses	(331,151)	—	—	(82,062)	—	(32,155)	(445,368)
	850,133	190,815	136,637	190,461	140,832	76,788	1,585,666
Acquisition	—	—	18,121	—	—	—	18,121
Impairment	(976)	—	—	—	—	—	(976)
Disposition	—	—	—	—	—	—	—
Reclassification to assets held for sale	(51,786)	—	—	—	—	—	(51,786)
Foreign currency exchange rate changes	368	—	—	—	—	—	368
As of September 30, 2026
Goodwill	1,128,890	190,815	154,758	272,523	140,832	108,943	1,996,761
Accumulated impairment losses	(331,151)	—	—	(82,062)	—	(32,155)	(445,368)
	$797,739	$190,815	$154,758	$190,461	$140,832	$76,788	$1,551,393
The changes in carrying amount of goodwill at the Company’s education and healthcare divisions were as follows:

(in thousands)	Kaplan International	Higher Education	Supplemental Education	Total Education	CSI	Other Healthcare	Total Healthcare
As of December 31, 2025
Goodwill	$614,096	$174,564	$392,624	$1,181,284	$87,140	$49,497	$136,637
Accumulated impairment losses	—	(111,324)	(219,827)	(331,151)	—	—	—
	614,096	63,240	172,797	850,133	87,140	49,497	136,637
Acquisition	—	—	—	—	—	18,121	18,121
Impairment	(976)	—	—	(976)	—	—	—
Disposition	—	—	—	—	—	—	—
Reclassification to assets held for sale	(51,786)	—	—	(51,786)	—	—	—
Foreign currency exchange rate changes	431	—	(63)	368	—	—	—
As of September 30, 2026
Goodwill	561,765	174,564	392,561	1,128,890	87,140	67,618	154,758
Accumulated impairment losses	—	(111,324)	(219,827)	(331,151)	—	—	—
	$561,765	$63,240	$172,734	$797,739	$87,140	$67,618	$154,758

Other intangible assets consist of the following:

		As of September 30, 2026			As of December 31, 2025
(in thousands)	Useful Life Range	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized Intangible Assets
Student and customer relationships	2–10 years	$286,235	$257,124	$29,111	$307,312	$266,453	$40,859
Trade names and trademarks	2–10 years	107,338	95,613	11,725	114,227	98,147	16,080
Network affiliation agreements	10 years	17,400	16,893	507	17,400	15,588	1,812
Databases and technology	3–6 years	30,496	28,811	1,685	32,376	30,293	2,083
Other	1–8 years	37,863	37,256	607	38,063	37,266	797
		$479,332	$435,697	$43,635	$509,378	$447,747	$61,631
Indefinite-Lived Intangible Assets
Franchise agreements		$97,002			$97,002
Trade names and trademarks		62,187			62,653
FCC licenses		11,000			11,000
Other		150			150
		$170,339			$170,805
7. DEBT
The Company’s borrowings consist of the following:

				As of
(in thousands)	Maturities	Stated Interest Rate	Effective Interest Rate	September 30, 2026	December 31, 2025
Unsecured notes (1)	2033	5.625%	5.625%	$493,971	$493,625
Revolving credit facility	2030	5.00% - 7.13%	5.12%	186,165	222,466
Real estate term loan (2)	2028	5.37% - 5.46%	5.48%	88,116	91,836
Capital term loan (3)	2028	6.12% - 6.21%	6.22%	58,302	64,079
Other indebtedness	2028 - 2030	5.50% - 8.00%		26,880	8,750
Total Debt				853,434	880,756
Less: current portion				(148,075)	(175,138)
Total Long-Term Debt				$705,359	$705,618
___________
(1)     The carrying value is net of $6.0 million and $6.4 million of unamortized debt issuance costs as of September 30, 2026 and December 31, 2025, respectively.
(2)     The carrying value is net of $0.1 million of unamortized debt issuance costs as of September 30, 2026 and December 31, 2025.
(3)     The carrying value is net of $0.3 million and $0.5 million of unamortized debt issuance costs as of September 30, 2026 and December 31, 2025, respectively.
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
At September 30, 2026 and December 31, 2025, the fair value of the Company’s 5.625% unsecured notes, based on quoted market prices (Level 2 fair value assessment), totaled $470.3 million and $504.0 million, respectively.
The outstanding balance on the Company’s $400 million unsecured revolving credit facility was $186.2 million as of September 30, 2026, consisting of U.S. dollar borrowings of $120.0 million with interest payable at SOFR plus

1.375%, and British Pound borrowings of £50 million with interest payable at Daily Sterling Overnight Index Average (SONIA) plus 1.375%.
The fair value of the Company’s other debt, which is based on Level 2 inputs, approximates its carrying value as of September 30, 2026 and December 31, 2025. The Company is in compliance with all financial covenants of the revolving credit facility and term loans as of September 30, 2026.
During the three months ended September 30, 2026 and 2025, the Company had average borrowings outstanding of approximately $930.4 million and $856.8 million, respectively, at average annual interest rates of approximately 5.9% and 6.0%, respectively. During the three months ended September 30, 2026 and 2025, the Company incurred net interest expense of $14.2 million and $15.7 million, respectively.
During the nine months ended September 30, 2026 and 2025, the Company had average borrowings outstanding of approximately $906.7 million and $835.2 million, respectively, at average annual interest rates of approximately 5.8% and 6.0%, respectively. During the nine months ended September 30, 2026 and 2025, the Company incurred net interest expense of $43.2 million and $111.3 million, respectively.
During the three and nine months ended September 30, 2026, the Company recorded a reduction in interest expense of $0.1 million and $1.0 million, respectively, to adjust the fair value of the mandatorily redeemable noncontrolling interest. During the three and nine months ended September 30, 2025, the Company recorded interest expense of $0.7 million and $68.3 million, respectively, to adjust the fair value of the mandatorily redeemable noncontrolling interest. The fair value of the mandatorily redeemable noncontrolling interest was based on the fair value of the underlying subsidiaries owned by GHC One and GHC Two, after taking into account any debt and other noncontrolling interests of its subsidiary investments. The fair value of the owned subsidiaries is determined by reference to either a discounted cash flow or EBITDA multiple, which approximates fair value (Level 3 fair value assessment) (See Note 2 and 8).

8. FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	As of September 30, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market investments (1)	$—	$7,913	$—	$7,913
Marketable equity securities (2)	1,069,741	—	—	1,069,741
Other current investments (3)	—	4,330	—	4,330
Total Financial Assets	$1,069,741	$12,243	$—	$1,081,984
Liabilities
Interest rate swaps (4)	$—	$60	$—	$60
Mandatorily redeemable noncontrolling interest (5)	—	—	7,273	7,273
Total Financial Liabilities	$—	$60	$7,273	$7,333

	As of December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market investments (1)	$—	$5,251	$—	$5,251
Marketable equity securities (2)	1,081,938	—	—	1,081,938
Other current investments (3)	—	7,032	—	7,032
Total Financial Assets	$1,081,938	$12,283	$—	$1,094,221
Liabilities
Contingent consideration liabilities (6)	$—	$—	$1,526	$1,526
Interest rate swaps (4)	—	2,289	—	2,289
Mandatorily redeemable noncontrolling interest (5)	—	—	8,401	8,401
Total Financial Liabilities	$—	$2,289	$9,927	$12,216
____________

(1)	The Company’s money market investments are included in cash and cash equivalents and the value considers the liquidity of the counterparty.
(2)
The Company’s investments in marketable equity securities are held in common shares of U.S. and non-U.S. corporations that are actively traded on U.S. and non-U.S. stock exchanges. Price quotes for these shares are readily available.

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

The following tables provide a reconciliation of changes in the Company’s financial liabilities measured at fair value on a recurring basis, using Level 3 inputs:

(in thousands)	Contingent consideration liabilities	Mandatorily redeemable noncontrolling interest
As of December 31, 2025	$1,526	$8,401
Changes in fair value (1)	—	(1,007)
Capital contributions	—	4
Accretion of value included in net income (1)	28	—
Settlements or distributions	(299)	(125)
Foreign currency exchange rate changes	(2)	—
Disposition of business	(1,253)	—
As of September 30, 2026	$—	$7,273

(in thousands)	Contingent consideration liabilities	Mandatorily redeemable noncontrolling interest
As of December 31, 2024	$1,419	$159,548
Changes in fair value (1)	—	68,278
Capital contributions	—	80
Accretion of value included in net income (1)	163	—
Settlements or distributions	(317)	(205,719)
Foreign currency exchange rate changes	186	—
As of September 30, 2025	$1,451	$22,187
____________

(1)	Changes in fair value and accretion of value of contingent consideration liabilities are included in Selling, general and administrative expenses and the changes in fair value of mandatorily redeemable noncontrolling interest is included in Interest expense in the Company’s Condensed Consolidated Statements of Operations.
Mandatorily Redeemable Noncontrolling Interest. The mandatorily redeemable noncontrolling interest represents the ownership portion of a group of minority shareholders, consisting of a group of current and former senior managers of the healthcare business, in subsidiaries of GHG. The Company established GHC One and GHC Two as vehicles to invest in a portfolio of healthcare businesses together with the group of senior managers of GHG. As the holder of preferred units, the Company is obligated to contribute 95% of the capital required for the acquisition of portfolio investments with the remaining 5% of the capital coming from the group of senior managers. The operating agreements of GHC One and GHC Two require the dissolution of the entities on March 31, 2026, and March 31, 2029, respectively, at which time the net assets will be distributed to its members. As a preferred unit holder, the Company will receive an amount up to its contributed capital plus a preferred annual return of 8% (guaranteed return) after the group of senior managers has received the redemption of their 5% interest in net assets (manager return). All distributions in excess of the manager and guaranteed return will be paid to common unit holders, which currently comprise the group of senior managers of GHG. The Company may convert its preferred units to common units at any time after which it will receive 80% of all distributions in excess of the manager return, with the remaining 20% of excess distributions going to the group of senior managers as holders of the other common units. The mandatorily redeemable noncontrolling interest related to GHC One is reported as a current liability at September 30, 2026 and December 31, 2025 in the Condensed Consolidated Balance Sheets. The mandatorily redeemable noncontrolling interest related to GHC Two is reported as a noncurrent liability at September 30, 2026 and December 31, 2025 in the Condensed Consolidated Balance Sheets.
Other. During the nine months ended September 30, 2026, in connection with the sale of the KLG disposal group, the Company recognized total impairment charges of $19.0 million, consisting of a $1.0 million goodwill impairment charge and an $18.0 million impairment charge related to the disposal group. The Company used a market approach to estimate the fair value of KLG disposal group (see Note 2 and 6).
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
During the three and nine months ended September 30, 2026, the Company recorded impairment charges of $0.5 million and $6.3 million on its investments in affiliates (see Note 3). The Company used a market approach to determine the estimated fair value of its investment in affiliates.

During the three and nine months ended September 30, 2026, the Company recorded impairment losses of $0.1 million, to equity securities that are accounted for as cost method investments. During the three and nine months ended September 30, 2025, the Company recorded impairment losses of $1.5 million and $14.2 million, respectively, to equity securities that are accounted for as cost method investments.
9. INCOME TAXES
The Company recognized a U.S. income tax benefit of $68.1 million for the nine months ended September 30, 2026, in connection with the restructuring and sale of the KLG business. No corresponding tax benefit was recognized in any other jurisdiction. The Company continues to monitor relevant developments, including any forthcoming Internal Revenue Service guidance, that could affect the ultimate realization of this benefit.
As a result of the significant U.S. income tax benefit recorded related to the KLG business, the Company has recorded a Pillar Two top-up income tax accrual and expense of $15.3 million for the nine months ended September 30, 2026. In January 2026, the Organization for Economic Co-operation and Development (OECD) published administrative guidance introducing a Side-by-Side (SbS) Safe Harbor that would effectively exempt U.S. parent multinational groups from Pillar Two top-up tax on their U.S. source income. The SbS Safe Harbor is only effective to the extent participating countries have enacted legislation adopting the guidance. The Company has assessed current law and administrative guidance in relevant non-U.S. jurisdictions. Currently, not all participating countries have enacted legislation to adopt the SbS Safe Harbor, including the U.K. The Company will continue to monitor local implementation and guidance as non-U.S. countries adopt the SbS Safe Harbor into domestic law. The enactment of such legislation in the U.K. and other jurisdictions would have a favorable impact on the Pillar Two top-up tax accrued for 2026, and could result in a complete reversal of the $15.3 million accrued amount without payment.
The Company's effective tax rate for the first nine months of 2026 and 2025 was 14.6% and 30.6%, respectively.
10. REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company generated 83% and 81% of its revenue from U.S. domestic sales for the three and nine months ended September 30, 2026, respectively. The remaining 17% and 19% of revenue was generated from non-U.S. sales for the three and nine months ended September 30, 2026, respectively. For the three and nine months ended September 30, 2025, 79% and 78% of revenue, respectively, was from U.S. domestic sales and the remaining 21% and 22% of revenue was generated from non-U.S. sales.
For the three and nine months ended September 30, 2026, the Company recognized 47% and 51%, respectively, of its revenue over time as control of the services and goods transferred to the customer, and the remaining 53% and 49% at a point in time, when the customer obtained control of the promised goods. For the three and nine months ended September 30, 2025, the Company recognized 51% and 53% of its revenue, respectively, over time, and the remaining 49% and 47% at a point in time.
Contract Assets. As of September 30, 2026, the Company recognized a contract asset of $29.0 million related to a contract at a Kaplan International business, of which $5.8 million is included in Other current assets and $23.2 million is included in Deferred Charges and Other Assets. The Company expects to recognize an additional $186.7 million related to the remaining performance obligation in the contract over the next three years. As of December 31, 2025, the contract asset was $36.5 million, of which $4.4 million was included in Other current assets and $32.1 million was included in Deferred Charges and Other Assets. Additional contract assets of $4.0 million and $3.0 million are included in Other current assets on the Company’s Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, respectively.
Deferred Revenue. The Company records deferred revenue when cash payments are received or due in advance of the Company’s performance which includes some payments that are refundable due to the contractual right of the customer to cancel the agreement. As of September 30, 2026 and December 31, 2025, 17% and 22%, respectively, of the Company’s deferred revenue consisted of prepaid amounts which are refundable. The following table presents the change in the Company’s deferred revenue balance:

	As of
	September 30, 2026	December 31, 2025%
(in thousands)			Change
Deferred revenue	$359,038	$418,090	(14)
The majority of the change in the deferred revenue balance is related to the cyclical nature of services in the Kaplan International division, the reclassification of deferred revenue included in the DBS disposal group and the derecognition of deferred revenue associated with the sale of the KLG businesses in May 2026 (see Note 2). During the nine months ended September 30, 2026, the Company recognized $348.7 million related to the Company’s deferred revenue balance as of December 31, 2025, including $67.1 million of prepaid amounts which were refundable at the prior year-end.
Revenue allocated to remaining performance obligations represents deferred revenue amounts that will be recognized as revenue in future periods. As of September 30, 2026, the deferred revenue balance related to certain medical and nursing qualifications with an original contract length greater than twelve months at Kaplan Supplemental Education was $4.3 million. Kaplan Supplemental Education expects to recognize 57% of this revenue over the next twelve months and the remainder thereafter.
Costs to Obtain a Contract. The following table presents changes in the Company’s costs to obtain a contract asset:

(in thousands)	Balance at Beginning of Period	Costs associated with new contracts	Less: Costs amortized during the period	Other	Balance at End of Period
2026	$42,404	$57,187	$(67,312)	$(4,852)	$27,427
The majority of other activity was related to the reclassification of costs to obtain contract assets included in the DBS disposal group, the derecognition of costs to obtain contract assets associated with the sale of the KLG business in May 2026 (see Note 2) and currency translation adjustments for the nine months ended September 30, 2026.
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

The following reflects the Company’s net income and share data used in the basic and diluted earnings per share computations using the two-class method:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands, except per share amounts)	2026	2025	2026	2025
Numerator:
Numerator for basic earnings per share:
Net income attributable to Graham Holdings Company common stockholders	$75,110	$122,925	$385,319	$183,568
Less: Dividends paid-common stock outstanding and unvested restricted shares	(7,803)	(7,852)	(32,154)	(31,360)
Undistributed earnings	67,307	115,073	353,165	152,208
Percent allocated to common stockholders	99.43%	99.39%	99.43%	99.39%
	66,921	114,372	351,139	151,280
Add: Dividends paid-common stock outstanding	7,758	7,803	31,974	31,168
Numerator for basic earnings per share	$74,679	$122,175	$383,113	$182,448
Add: Additional undistributed earnings due to dilutive stock options	4	7	21	8
Numerator for diluted earnings per share	$74,683	$122,182	$383,134	$182,456
Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	4,198	4,334	4,264	4,329
Add: Effect of dilutive stock options	45	44	45	41
Denominator for diluted earnings per share	4,243	4,378	4,309	4,370
Graham Holdings Company Common Stockholders:
Basic earnings per share	$17.79	$28.19	$89.84	$42.15
Diluted earnings per share	$17.60	$27.91	$88.92	$41.75
____________
Earnings per share amounts may not recalculate due to rounding.
Diluted earnings per share excludes the following weighted average potential common shares, as the effect would be antidilutive, as computed under the treasury stock method:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2026	2025	2026	2025
Weighted average restricted stock	19	16	18	14
The diluted earnings per share amounts for each of the three and nine months ended September 30, 2026 and 2025 excludes the effect of 1,000 contingently issuable shares outstanding as their inclusion would have been antidilutive due to a market condition.
In the three and nine months ended September 30, 2026, the Company declared regular dividends totaling $1.88 and $7.52 per common share, respectively. In the three and nine months ended September 30, 2025, the Company declared regular dividends totaling $1.80 and $7.20 per common share, respectively.

12. PENSION PLANS
Defined Benefit Plans. The total benefit arising from the Company’s defined benefit pension plans consists of the following components:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2026	2025	2026	2025
Service cost	$12,379	$11,772	$35,881	$35,663
Interest cost	8,145	8,012	24,437	21,389
Expected return on assets	(44,409)	(41,915)	(133,227)	(125,767)
Amortization of prior service credit	(496)	(520)	(1,489)	(1,560)
Net Periodic Benefit	(24,381)	(22,651)	(74,398)	(70,275)
Settlement	(14,950)	—	(151,905)	—
Early retirement and separation program costs	3,201	2,546	11,138	9,185
Total Benefit	$(36,130)	$(20,105)	$(215,165)	$(61,090)
In June 2026, the Company purchased an irrevocable group annuity contract from an insurance company for $113.9 million to settle $124.3 million of the outstanding defined benefit pension obligation related to certain retirees and beneficiaries. The purchase of the group annuity contract was funded from the assets of the Company’s pension plan. As a result of this transaction, the Company was relieved of all responsibility for these pension obligations and the insurance company is now required to pay and administer the retirement benefits owed to approximately 1,080 retirees and beneficiaries, with no change to the amount, timing or form of monthly retirement benefit payments. As a result, the Company remeasured the accumulated and projected benefit obligation as of June 17, 2026 and recorded a pre-tax settlement gain of $137.0 million. In the third quarter of 2026, the Company made additional lump-sum payments that triggered a remeasurement of its accumulated and projected benefit obligations as of September 30, 2026, resulting in a pre-tax settlement gain of $15.0 million. The new measurement bases were used for the recognition of the Company’s pension benefit following the remeasurements. The settlement gains are included in non-operating pension and postretirement benefit income on the Condensed Consolidated Statements of Operations.
In the third quarter of 2026, the Company recorded $2.4 million in expenses related to a Separation Incentive Program (SIP) for certain Kaplan, Dekko, Framebridge and Saatchi Art employees. Also in the third quarter of 2026, the Company recorded $0.8 million in expenses related to a Voluntary Retirement Incentive Program (VRIP) for certain Corporate employees. In the second quarter of 2026, the Company recorded $2.0 million in expenses related to a VRIP for certain Dekko employees. Also in the second quarter of 2026, the Company recorded $1.9 million in expenses related to SIPs for certain Kaplan, Graham Media Group (GMG), Code3 and Slate employees. In the first quarter of 2026, the Company recorded $4.1 million in expenses related to SIPs for certain Kaplan, GMG, Joyce, Dekko, Framebridge, Code3, Slate and Corporate employees. These SIPs and VRIPs were funded from the assets of the Company’s pension plans.
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
The total cost arising from the Company’s Supplemental Executive Retirement Plan (SERP) consists of the following components:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2026	2025	2026	2025
Service cost	$289	$239	$868	$716
Interest cost	1,154	1,198	3,464	3,592
Net Periodic Cost	$1,443	$1,437	$4,332	$4,308

Defined Benefit Plan Assets. The Company’s defined benefit pension obligations are funded by a portfolio made up of private investment funds and a relatively small number of stocks and high-quality fixed-income securities that are held by a third-party trustee. The assets of the Company’s pension plans were allocated as follows:

	As of
	September 30, 2026	December 31, 2025

U.S. equities	62%	63%
Private investment funds	18%	17%
International equities	17%	16%
U.S. fixed income	3%	4%
	100%	100%
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
The Company evaluated its defined benefit pension plan asset portfolio for the existence of significant concentrations (defined as greater than 10% of plan assets) of credit risk as of September 30, 2026. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country and individual fund. At September 30, 2026, the pension plan held investments in one common stock and one private investment fund that exceeded 10% of total plan assets, valued at $1,253.7 million, or approximately 38% of total plan assets. At December 31, 2025, the pension plan held investments in one common stock and one private investment fund that exceeded 10% of total plan assets, valued at $1,267.4 million, or approximately 37% of total plan assets. Assets also included $99.3 million and $124.7 million of Markel shares at September 30, 2026 and December 31, 2025, respectively.
13. OTHER NON-OPERATING (EXPENSE) INCOME
A summary of non-operating (expense) income is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2026	2025	2026	2025
(Loss) gain on sales of businesses	$—	$—	$(5,151)	$371
Foreign currency (loss) gain, net	(1,473)	1,147	(2,034)	(7,707)
Gain on sale of a cost method investment	—	—	484	—
Impairment of cost method investments	(100)	(1,486)	(100)	(14,165)
Other gain, net	386	346	2,655	987
Total Other Non-Operating (Expense) Income	$(1,187)	$7	$(4,146)	$(20,514)
In the second quarter of 2026, the Company recorded a $5.2 million loss related to Kaplan’s sale of KLG (see Note 2).

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The other comprehensive income (loss) consists of the following components:

	Three Months Ended September 30
	2026			2025
	Before-Tax	Income	After-Tax	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$3,309	$—	$3,309	$(8,227)	$—	$(8,227)
Pension and other postretirement plans:
Actuarial gain	45,115	(11,736)	33,379	—	—	—
Amortization of net prior service credit included in net income	(496)	129	(367)	(520)	133	(387)
Amortization of net actuarial gain included in net income	(258)	67	(191)	(378)	96	(282)
Settlement gain included in net income	(14,950)	3,889	(11,061)	—	—	—
	29,411	(7,651)	21,760	(898)	229	(669)
Cash flow hedges:
Gain for the period	970	(251)	719	64	(17)	47
Other Comprehensive Income (Loss)	$33,690	$(7,902)	$25,788	$(9,061)	$212	$(8,849)

	Nine Months Ended September 30
	2026			2025
	Before-Tax	Income	After-Tax	Before-Tax	Income	After-Tax
(in thousands)	Amount	Tax	Amount	Amount	Tax	Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(2,814)	$—	$(2,814)	$38,323	$—	$38,323
Adjustment for sales of businesses with foreign operations	6,175	—	6,175	646	—	646
	3,361	—	3,361	38,969	—	38,969
Pension and other postretirement plans:
Actuarial loss	(44,813)	11,657	(33,156)	—	—	—
Amortization of net prior service credit included in net income	(1,489)	388	(1,101)	(1,560)	399	(1,161)
Amortization of net actuarial gain included in net income	(774)	201	(573)	(1,137)	291	(846)
Settlement gain included in net income	(151,905)	39,514	(112,391)	—	—	—
	(198,981)	51,760	(147,221)	(2,697)	690	(2,007)
Cash flow hedges:
Gain (loss) for the period	2,236	(579)	1,657	(979)	254	(725)
Other Comprehensive (Loss) Income	$(193,384)	$51,181	$(142,203)	$35,293	$944	$36,237
The accumulated balances related to each component of other comprehensive income (loss) are as follows:

(in thousands, net of taxes)	Cumulative Foreign Currency Translation Adjustment	Unrealized Gain on Pensions and Other Postretirement Plans	Cash Flow Hedges	Accumulated Other Comprehensive Income
As of December 31, 2025	$(12,262)	$601,064	$(1,722)	$587,080
Other comprehensive (loss) income before reclassifications	(2,814)	(33,156)	1,159	(34,811)
Net amount reclassified from accumulated other comprehensive income (loss)	6,175	(114,065)	498	(107,392)
Net other comprehensive (loss) income	3,361	(147,221)	1,657	(142,203)
As of September 30, 2026	$(8,901)	$453,843	$(65)	$444,877

The amounts and line items of reclassifications out of Accumulated Other Comprehensive Income (Loss) are as follows:

	Three Months Ended September 30		Nine Months Ended September 30		Affected Line Item in the Condensed Consolidated Statements of Operations

(in thousands)	2026	2025	2026	2025
Foreign Currency Translation Adjustments:
Adjustment for sales of businesses with foreign operations	$—	$—	$6,175	$646	Other (expense) income, net
Pension and Other Postretirement Plans:
Amortization of net prior service credit	(496)	(520)	(1,489)	(1,560)	(1)
Amortization of net actuarial gain	(258)	(378)	(774)	(1,137)	(1)
Settlement gain	(14,950)	—	(151,905)	—	(1)
	(15,704)	(898)	(154,168)	(2,697)	Before tax
	4,085	229	40,103	690	Provision for Income Taxes
	(11,619)	(669)	(114,065)	(2,007)	Net of Tax
Cash Flow Hedges	164	61	498	182	Interest expense
Total reclassification for the period	$(11,455)	$(608)	$(107,392)	$(1,179)	Net of Tax
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
As of September 30, 2026, Kaplan had a total outstanding accounts receivable balance of $40.3 million from Purdue Global related to amounts due for reimbursements for services. As of September 30, 2026, the $20.0 million advanced during the initial KU Transaction has been fully repaid.

The Company’s segment information is as follows:

	Three Months Ended September 30, 2026
(in thousands)	Education	Television Broadcasting	Healthcare	Manufacturing	Automotive	Total Segments
Operating Revenues	$404,282	$125,304	$260,252	$147,601	$299,060	$1,236,499
Reconciliation of Revenue
Other Businesses and Corporate Office Revenues (1)						90,326
Intersegment Elimination						(788)
Total Consolidated Revenues						$1,326,037

Less: Significant Expenses (2)
Cost of Revenue (3)	171,537		175,082	109,015	252,299	707,933
Payroll and Fringe Benefits Expense (4)	107,859	25,983			20,076	153,918
Occupancy Expense	22,990				2,041	25,031
Advertising and Marketing Expense	18,263					18,263
Networking and Programming Expense		28,137				28,137
Management Services (5)					2,323	2,323
Other Segment Items (6)	34,182	17,540	57,538	21,774	10,951	141,985
Earnings Before Interest, Income Taxes, Depreciation, Amortization and Pension Service Cost (EBITDAP)	$49,451	$53,644	$27,632	$16,812	$11,370	$158,909

Pension Service Cost	4,555	1,554	2,365	1,242	34	9,750
Depreciation Expense	5,524	2,271	1,952	2,855	1,993	14,595

Income from Operations before Amortization of Intangible Assets	$39,372	$49,819	$23,315	$12,715	$9,343	$134,564

Other Businesses (7)						(21,352)
Corporate Costs						(21,916)
Amortization of Intangible Assets						(5,775)
Income from Operations						$85,521
Equity in Losses of Affiliates, Net						(3,590)
Interest Expense, Net						(14,175)
Non-Operating Pension and Postretirement Benefit Income, Net						47,601
Loss on Marketable Equity Securities, Net						(15,027)
Other Expense, Net						(1,187)
Income Before Income Taxes						$99,143

Capital Expenditures	$5,977	$1,214	$14,534	$3,489	$3,674	$28,888
Reconciliation of Capital Expenditures
Other Businesses and Corporate Office Capital Expenditures (8)						10,674
Total Capital Expenditures						$39,562

(1)	Revenue from segments below the quantitative thresholds is attributable to Other Businesses and the Corporate Office, as described above. None of these operating segments meet the quantitative thresholds for determining reportable segments.
(2)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker (CODM).
(3)	Cost of revenue reflects the amounts reported and provided to the CODM and does not necessarily reconcile to the Company's Consolidated Statement of Operations or align across reportable segments. Cost of revenue excludes charges related to depreciation, which is shown separately above.
(4)	Excludes pension service cost, which is shown separately above. Excludes any payroll and related benefits costs captured in cost of revenue.
(5)	Management and operating services provided by Christopher J. Ourisman and his team of industry professionals.
(6)	Other segment items for each reportable segment include:
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
(c) Healthcare - indirect costs (e.g. payroll and benefits expenses, G&A expenses) and other SG&A expenses.
(d) Manufacturing - payroll and fringe benefits expense (SG&A) and other SG&A expenses.
(e) Automotive - advertising and marketing expense and other G&A expenses.
(7)	Profit or loss from operating segments below the quantitative thresholds attributable to Other Businesses as described above. These operating segments did not meet any of the quantitative thresholds for determining reportable segments.
(8)	Capital Expenditures from operating segments below the quantitative thresholds are attributable to Other Businesses and the Corporate Office, as described above. None of these operating segments meet the quantitative thresholds for determining reportable segments.

The Company’s education division segment information is as follows:

	Three Months Ended September 30, 2026
(in thousands)	Kaplan International	Higher Education	Supplemental Education	Kaplan Corporate and Other	Intersegment Elimination	Total Education
Operating Revenues	$230,134	$93,865	$80,805	$369	$(891)	$404,282

Less: Significant Expenses (1)
Cost of Revenue (2)	90,588	67,770	13,537		(358)	171,537
Payroll and Fringe Benefits Expense (3)	67,592	3,851	33,455	3,174	(213)	107,859
Occupancy Expense	21,905	169	823	368	(275)	22,990
Advertising and Marketing Expense	7,366	1,547	9,313	37		18,263
Other Segment Items (4)	21,025	262	11,236	1,617	42	34,182
EBITDAP	$21,658	$20,266	$12,441	$(4,827)	$(87)	$49,451

Pension Service Cost	—	1,984	2,017	554		4,555
Depreciation Expense	4,366	378	769	11		5,524

Income (Loss) from Operations before Amortization of Intangible Assets	$17,292	$17,904	$9,655	$(5,392)	$(87)	$39,372

Capital Expenditures	$4,941	$289	$733	$14		$5,977

(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)	Cost of revenue reflects the amounts reported and provided to the CODM and does not necessarily reconcile to the Company's Consolidated Statement of Operations or align across reportable segments. Cost of revenue excludes charges related to depreciation, which is shown separately above.
(3)	Excludes pension service cost, which is shown separately above. Excludes any payroll and related benefits costs captured in cost of revenue.
(4)	Other segment items for each reportable segment include:
(a) Kaplan international - travel meals and entertainment expense, training and employment expense, operating fees and other G&A expenses.
(b) Higher education - training and employment expense, operating fees and other G&A expenses.
(c) Supplemental education - training and employment expense, operating fees and other G&A expenses.
The Company’s healthcare division segment information is as follows:

	Three Months Ended September 30, 2026
(in thousands)	CSI	Other Healthcare	Total Healthcare
Operating Revenues	$162,289	$97,963	$260,252

Less: Significant Expenses (1)
Cost of Revenue (2)	124,564	50,518	175,082
Other Segment Items (3)	22,068	35,470	57,538
EBITDAP	$15,657	$11,975	$27,632

Pension Service Cost	602	1,763	2,365
Depreciation Expense	293	1,659	1,952

Income from Operations before Amortization of Intangible Assets	$14,762	$8,553	$23,315

Capital Expenditures	$1,194	$13,340	$14,534

(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)	Cost of revenue reflects the amounts reported and provided to the CODM and does not necessarily reconcile to the Company's Consolidated Statement of Operations. Cost of revenue excludes charges related to depreciation, which is shown separately.
(3)	Other segment items for CSI include indirect costs (e.g. payroll and benefits expenses, G&A expenses) and other SG&A expenses.

The Company’s segment information is as follows:

	Three Months Ended September 30, 2025
(in thousands)	Education	Television Broadcasting	Healthcare	Manufacturing	Automotive	Total Segments
Operating Revenues	$472,662	$105,087	$208,415	$124,257	$285,228	$1,195,649
Reconciliation of Revenue
Other Businesses and Corporate Office Revenues (1)						83,835
Intersegment Elimination						(625)
Total Consolidated Revenues						$1,278,859

Less: Significant Expenses (2)
Cost of Revenue (3)	187,485		130,564	88,082	243,239	649,370
Payroll and Fringe Benefits Expense (4)	122,056	26,218			20,233	168,507
Occupancy Expense	26,486				1,978	28,464
Advertising and Marketing Expense	18,465					18,465
Networking and Programming Expense		30,943				30,943
Management Services (5)					2,075	2,075
Other Segment Items (6)	56,311	15,720	51,431	20,953	9,118	153,533
EBITDAP	$61,859	$32,206	$26,420	$15,222	$8,585	$144,292

Pension Service Cost	4,318	1,475	2,496	866	(1)	9,154
Depreciation Expense	7,085	2,597	1,837	3,219	1,718	16,456

Income from Operations before Amortization of Intangible Assets and Impairment of Intangible and Other Long-Lived Assets	$50,456	$28,134	$22,087	$11,137	$6,868	$118,682

Other Businesses (7)						(21,949)
Corporate Costs						(17,670)
Amortization of Intangible Assets						(9,692)
Impairment of Intangible and Other Long-Lived Assets						(2,235)
Income from Operations						$67,136
Equity in Earnings of Affiliates, Net						15,780
Interest Expense, Net						(15,700)
Non-Operating Pension and Postretirement Benefit Income, Net						31,047
Gain on Marketable Equity Securities, Net						84,768
Other Income, Net						7
Income Before Income Taxes						$183,038

Capital Expenditures	$3,624	$1,288	$5,138	$1,591	$2,179	$13,820
Reconciliation of Capital Expenditures
Other Businesses and Corporate Office Capital Expenditures (8)						6,356
Total Capital Expenditures						$20,176

(1)	Revenue from segments below the quantitative thresholds is attributable to Other Businesses and the Corporate Office, as described above. None of these operating segments meet the quantitative thresholds for determining reportable segments.
(2)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(3)	Cost of revenue reflects the amounts reported and provided to the CODM and does not necessarily reconcile to the Company's Consolidated Statement of Operations or align across reportable segments. Cost of revenue excludes charges related to depreciation, which is shown separately above.
(4)	Excludes pension service cost, which is shown separately above. Excludes any payroll and related benefits costs captured in cost of revenue.
(5)	Management and operating services provided by Christopher J. Ourisman and his team of industry professionals.
(6)	Other segment items for each reportable segment include:
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
(c) Supplemental education - training and employment expense, operating fees and other G&A expenses.
The Company’s healthcare division segment information is as follows:

	Three Months Ended September 30, 2025
(in thousands)	CSI	Other Healthcare	Total Healthcare
Operating Revenues	$120,382	$88,033	$208,415

Less: Significant Expenses (1)
Cost of Revenue (2)	91,710	38,854	130,564
Other Segment Items (3)	15,049	36,382	51,431
EBITDAP	$13,623	$12,797	$26,420

Pension Service Cost	—	2,496	2,496
Depreciation Expense	186	1,651	1,837

Income from Operations before Amortization of Intangible Assets	$13,437	$8,650	$22,087

Capital Expenditures	$365	$4,773	$5,138

(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)	Cost of revenue reflects the amounts reported and provided to the CODM and does not necessarily reconcile to the Company's Consolidated Statement of Operations. Cost of revenue excludes charges related to depreciation, which is shown separately.
(3)	Other segment items for CSI include indirect costs (e.g. payroll and benefits expenses, G&A expenses) and other SG&A expenses.

The Company’s segment information is as follows:

	Nine Months Ended September 30, 2026
(in thousands)	Education	Television Broadcasting	Healthcare	Manufacturing	Automotive	Total Segments
Operating Revenues	$1,262,569	$346,487	$717,243	$405,915	$868,036	$3,600,250
Reconciliation of Revenue
Other Businesses and Corporate Office Revenues (1)						266,487
Intersegment Elimination						(2,202)
Total Consolidated Revenues						$3,864,535

Less: Significant Expenses (2)
Cost of Revenue (3)	498,211		471,514	295,336	733,998	1,999,059
Payroll and Fringe Benefits Expense (4)	339,286	81,013			61,154	481,453
Occupancy Expense	75,864				6,082	81,946
Advertising and Marketing Expense	57,261					57,261
Networking and Programming Expense		88,106				88,106
Management Services (5)					6,940	6,940
Other Segment Items (6)	119,428	48,790	168,519	62,523	31,259	430,519
EBITDAP	$172,519	$128,578	$77,210	$48,056	$28,603	$454,966

Pension Service Cost	13,666	4,661	5,894	3,727	102	28,050
Depreciation Expense	17,237	6,952	5,779	9,027	5,775	44,770

Income from Operations before Amortization of Intangible Assets and Impairment of Goodwill and Asset Group Held for Sale	$141,616	$116,965	$65,537	$35,302	$22,726	$382,146

Other Businesses (7)						(61,602)
Corporate Costs						(56,719)
Amortization of Intangible Assets						(17,808)
Impairment of Goodwill and Asset Group Held for Sale						(19,029)
Income from Operations						$226,988
Equity in Earnings of Affiliates, Net						11,397
Interest Expense, Net						(43,221)
Non-Operating Pension and Postretirement Benefit Income, Net						248,323
Gain on Marketable Equity Securities, Net						17,929
Other Expense, Net						(4,146)
Income Before Income Taxes						$457,270

Capital Expenditures	$14,430	$5,908	$20,267	$7,568	$10,473	$58,646
Reconciliation of Capital Expenditures
Other Businesses and Corporate Office Capital Expenditures (8)						21,535
Total Capital Expenditures						$80,181

(1)	Revenue from segments below the quantitative thresholds is attributable to Other Businesses and the Corporate Office, as described above. None of these operating segments meet the quantitative thresholds for determining reportable segments.
(2)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(3)	Cost of revenue reflects the amounts reported and provided to the CODM and does not necessarily reconcile to the Company's Consolidated Statement of Operations or align across reportable segments. Cost of revenue excludes charges related to depreciation, which is shown separately above.
(4)	Excludes pension service cost, which is shown separately above. Excludes any payroll and related benefits costs captured in cost of revenue.
(5)	Management and operating services provided by Christopher J. Ourisman and his team of industry professionals.
(6)	Other segment items for each reportable segment include:
(a) Education (includes Kaplan International, Kaplan Higher Education and Kaplan Supplemental Education) - training and employment expense, travel meals and entertainment expense, operating fees and other G&A expenses.
(b) Television Broadcasting - other broadcast expenses, facilities expenses, third-party commission costs and other SG&A expenses.
(c) Healthcare - indirect costs (e.g. payroll and benefits expenses, G&A expenses) and other SG&A expenses.
(d) Manufacturing - payroll and fringe benefits expense (SG&A) and other SG&A expenses.
(e) Automotive - advertising and marketing expense and other G&A expenses.
(7)	Profit or loss from operating segments below the quantitative thresholds attributable to Other Businesses as described above. These operating segments did not meet any of the quantitative thresholds for determining reportable segments.
(8)	Capital Expenditures from operating segments below the quantitative thresholds are attributable to Other Businesses and the Corporate Office, as described above. None of these operating segments meet the quantitative thresholds for determining reportable segments.

The Company’s education division segment information is as follows:

	Nine Months Ended September 30, 2026
(in thousands)	Kaplan International	Higher Education	Supplemental Education	Kaplan Corporate and Other	Intersegment Elimination	Total Education
Operating Revenues	$754,145	$272,561	$237,145	$924	$(2,206)	$1,262,569

Less: Significant Expenses (1)
Cost of Revenue (2)	265,681	195,171	38,279		(920)	498,211
Payroll and Fringe Benefits Expense (3)	216,073	11,618	99,188	12,777	(370)	339,286
Occupancy Expense	72,619	486	2,465	1,105	(811)	75,864
Advertising and Marketing Expense	22,885	5,386	28,732	258		57,261
Other Segment Items (4)	81,224	778	34,662	2,772	(8)	119,428
EBITDAP	$95,663	$59,122	$33,819	$(15,988)	$(97)	$172,519

Pension Service Cost	176	5,936	6,063	1,491		13,666
Depreciation Expense	13,945	945	2,317	30		17,237

Income (Loss) from Operations before Amortization of Intangible Assets and Impairment of Goodwill and Asset Group Held for Sale	$81,542	$52,241	$25,439	$(17,509)	$(97)	$141,616

Capital Expenditures	$11,181	$1,705	$1,525	$19		$14,430

(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)	Cost of revenue reflects the amounts reported and provided to the CODM and does not necessarily reconcile to the Company's Consolidated Statement of Operations or align across reportable segments. Cost of revenue excludes charges related to depreciation, which is shown separately above.
(3)	Excludes pension service cost, which is shown separately above. Excludes any payroll and related benefits costs captured in cost of revenue.
(4)	Other segment items for each reportable segment include:
(a) Kaplan international - travel meals and entertainment expense, training and employment expense, operating fees and other G&A expenses.
(b) Higher education - training and employment expense, operating fees and other G&A expenses.
(c) Supplemental education - training and employment expense, operating fees and other G&A expenses.
The Company’s healthcare division segment information is as follows:

	Nine Months Ended September 30, 2026
(in thousands)	CSI	Other Healthcare	Total Healthcare
Operating Revenues	$428,593	$288,650	$717,243

Less: Significant Expenses (1)
Cost of Revenue (2)	330,748	140,766	471,514
Other Segment Items (3)	62,743	105,776	168,519
EBITDAP	$35,102	$42,108	$77,210

Pension Service Cost	602	5,292	5,894
Depreciation Expense	887	4,892	5,779

Income from Operations before Amortization of Intangible Assets	$33,613	$31,924	$65,537

Capital Expenditures	$3,981	$16,286	$20,267

(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)	Cost of revenue reflects the amounts reported and provided to the CODM and does not necessarily reconcile to the Company's Consolidated Statement of Operations. Cost of revenue excludes charges related to depreciation, which is shown separately.
(3)	Other segment items for CSI include indirect costs (e.g. payroll and benefits expenses, G&A expenses) and other SG&A expenses.

The Company’s segment information is as follows:

	Nine Months Ended September 30, 2025
(in thousands)	Education	Television Broadcasting	Healthcare	Manufacturing	Automotive	Total Segments
Operating Revenues	$1,334,206	$314,625	$584,375	$318,480	$851,791	$3,403,477
Reconciliation of Revenue
Other Businesses and Corporate Office Revenues (1)						258,943
Intersegment Elimination						(1,874)
Total Consolidated Revenues						$3,660,546

Less: Significant Expenses (2)
Cost of Revenue (3)	512,589		352,631	223,187	725,185	1,813,592
Payroll and Fringe Benefits Expense (4)	356,003	80,800			59,289	496,092
Occupancy Expense	83,432				5,706	89,138
Advertising and Marketing Expense	58,876					58,876
Networking and Programming Expense		93,507				93,507
Management Services (5)					6,186	6,186
Other Segment Items (6)	147,599	44,850	153,174	55,076	27,560	428,259
EBITDAP	$175,707	$95,468	$78,570	$40,217	$27,865	$417,827

Pension Service Cost	12,954	4,426	7,488	2,596	47	27,511
Depreciation Expense	22,261	7,850	5,346	8,576	5,155	49,188

Income from Operations before Amortization of Intangible Assets and Impairment of Intangible and Other Long-Lived Assets	$140,492	$83,192	$65,736	$29,045	$22,663	$341,128

Other Businesses (7)						(77,062)
Corporate Costs						(49,714)
Amortization of Intangible Assets						(24,757)
Impairment of Intangible and Other Long-Lived Assets						(2,235)
Income from Operations						$187,360
Equity in Earnings of Affiliates, Net						10,466
Interest Expense, Net						(111,322)
Non-Operating Pension and Postretirement Benefit Income, Net						94,266
Gain on Marketable Equity Securities, Net						117,026
Other Expense, Net						(20,514)
Income Before Income Taxes						$277,282

Capital Expenditures	$13,741	$2,770	$10,204	$7,650	$4,151	$38,516
Reconciliation of Capital Expenditures
Other Businesses and Corporate Office Capital Expenditures (8)						15,583
Total Capital Expenditures						$54,099

(1)	Revenue from segments below the quantitative thresholds is attributable to Other Businesses and the Corporate Office, as described above. None of these operating segments meet the quantitative thresholds for determining reportable segments.
(2)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(3)	Cost of revenue reflects the amounts reported and provided to the CODM and does not necessarily reconcile to the Company's Consolidated Statement of Operations or align across reportable segments. Cost of revenue excludes charges related to depreciation, which is shown separately above.
(4)	Excludes pension service cost, which is shown separately above. Excludes any payroll and related benefits costs captured in cost of revenue.
(5)	Management and operating services provided by Christopher J. Ourisman and his team of industry professionals.
(6)	Other segment items for each reportable segment include:
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
(c) Supplemental education - training and employment expense, operating fees and other G&A expenses.
The Company’s healthcare division segment information is as follows:

	Nine Months Ended September 30, 2025
(in thousands)	CSI	Other Healthcare	Total Healthcare
Operating Revenues	$324,045	$260,330	$584,375

Less: Significant Expenses (1)
Cost of Revenue (2)	237,731	114,900	352,631
Other Segment Items (3)	48,625	104,549	153,174
EBITDAP	$37,689	$40,881	$78,570

Pension Service Cost	—	7,488	7,488
Depreciation Expense	545	4,801	5,346

Income from Operations before Amortization of Intangible Assets	$37,144	$28,592	$65,736

Capital Expenditures	$901	$9,303	$10,204

(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)	Cost of revenue reflects the amounts reported and provided to the CODM and does not necessarily reconcile to the Company's Consolidated Statement of Operations. Cost of revenue excludes charges related to depreciation, which is shown separately.
(3)	Other segment items for CSI include indirect costs (e.g. payroll and benefits expenses, G&A expenses) and other SG&A expenses.

Asset information for the Company’s business segments is as follows:

	As of
(in thousands)	September 30, 2026	December 31, 2025
Identifiable Assets
Kaplan international	$1,394,486	$1,551,682
Higher education	127,790	174,738
Supplemental education	235,040	247,181
Kaplan corporate and other	27,054	34,973
Education	1,784,370	2,008,574
Television broadcasting	371,459	393,097
CSI	224,674	128,170
Other healthcare	202,855	227,457
Healthcare	427,529	355,627
Manufacturing	563,192	535,006
Automotive	600,900	582,715
Total Segments	3,747,450	3,875,019
Other businesses	376,604	357,408
Corporate office	104,513	79,389
Investments in Marketable Equity Securities	1,069,741	1,081,938
Investments in Affiliates	202,339	229,565
Prepaid Pension Cost	2,789,352	2,772,394
Total Assets	$8,289,999	$8,395,713

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.
This analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto.
Results of Operations
The Company reported net income attributable to common shares of $75.1 million ($17.60 per share) for the third quarter of 2026, compared to $122.9 million ($27.91 per share) for the third quarter of 2025.
Items included in the Company’s net income for the third quarter of 2026:
~~•~~a $15.0 million settlement gain related to a retiree annuity pension purchase (after-tax impact of $11.1 million, or $2.59 per share);
•$3.2 million in non-operating expenses related to Separation Incentive Programs (SIPs) and a Voluntary Retirement Incentive Program (VRIP) (after-tax impact of $2.4 million, or $0.55 per share);
•a $0.1 million reduction to interest expense to adjust the fair value of the mandatorily redeemable noncontrolling interest (after-tax impact of $0.1 million, or $0.03 per share);
•$15.0 million in net losses on marketable equity securities (after-tax impact of $11.2 million, or $2.62 per share);
•$6.3 million in net losses of affiliates whose operations are not managed by the Company (after-tax impact of $4.7 million, or $1.10 per share);
•a non-operating loss of $0.6 million from the impairment of equity and cost method investments (after-tax impact of $0.4 million, or $0.10 per share);
•$1.5 million in income tax expense related to the KLG business ($0.34 per share); and
•a $3.9 million income tax benefit recorded in connection with global minimum income tax obligations in non-U.S. jurisdictions ($0.92 per share).
Items included in the Company’s net income for the third quarter of 2025:
•$2.2 million in intangible and other long-lived asset impairment charges at healthcare, automotive and other businesses (after-tax impact of $1.7 million, or $0.39 per share);
•$2.5 million in non-operating expenses related to SIPs (after-tax impact of $1.9 million, or $0.43 per share);
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
Revenue for the third quarter of 2026 was $1,326.0 million, up 4% from $1,278.9 million in the third quarter of 2025. The Company reported operating income of $85.5 million for the third quarter of 2026, compared to $67.1 million for the third quarter of 2025. Revenues and operating results increased at television broadcasting, healthcare, manufacturing, automotive and other businesses, partially offset by a decline at education.

For the first nine months of 2026, the Company reported net income attributable to common shares of $385.3 million ($88.92 per share), compared to $183.6 million ($41.75 per share) for the first nine months of 2025.
Items included in the Company’s net income for the first nine months of 2026:
•$24.2 million of impairment charges and loss on sale related to KLG (after-tax impact of $24.8 million, or $5.72 per share);
•a $151.9 million settlement gain related to a retiree annuity pension purchase (after-tax impact of $112.4 million, or $25.94 per share);
•$11.1 million in non-operating expenses related to SIPs and VRIPs (after-tax impact of $8.2 million, or $1.90 per share);
•a $1.0 million reduction to interest expense to adjust the fair value of the mandatorily redeemable noncontrolling interest (after-tax impact of $0.9 million, or $0.20 per share);
•$17.9 million in net gains on marketable equity securities (after-tax impact of $13.3 million, or $3.08 per share);
•$6.8 million in net earnings of affiliates whose operations are not managed by the Company (after-tax impact of $5.0 million, or $1.16 per share);
•net non-operating losses of $5.9 million from impairments and sales of equity and cost method investments (after-tax impact of $4.4 million, or $1.02 per share);
•a $68.1 million income tax benefit related to the KLG business ($15.72 per share); and
•$15.3 million in income tax expense recorded in connection with global minimum income tax obligations in non- U.S. jurisdictions ($3.52 per share).
Items included in the Company’s net income for the first nine months of 2025:
•$2.2 million in intangible and other long-lived asset impairment charges (after-tax impact of $1.7 million, or $0.39 per share);
•$9.2 million in non-operating expenses related to SIPs (after-tax impact of $6.8 million, or $1.55 per share);
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
Revenue for the first nine months of 2026 was $3,864.5 million, up 6% from $3,660.5 million in the first nine months of 2025. The Company reported operating income of $227.0 million for the first nine months of 2026, compared to $187.4 million for the first nine months of 2025. Revenues and operating results increased at television broadcasting, healthcare, manufacturing, automotive and other businesses, partially offset by a decline at education.
Division Results
Education
Education division revenue totaled $404.3 million for the third quarter of 2026, down 14% from $472.7 million for the same period of 2025. Kaplan reported operating income of $39.3 million for the third quarter of 2026, compared to $49.1 million for the third quarter of 2025.
For the first nine months of 2026, education division revenue totaled $1,262.6 million, down 5% from $1,334.2 million for the same period of 2025. Kaplan reported operating income of $121.9 million for the first nine months of 2026, compared to $135.3 million for the first nine months of 2025.

A summary of Kaplan’s operating results is as follows:

	Three Months Ended			Nine Months Ended
	September 30			September 30
(in thousands)	2026	2025	% Change	2026	2025	% Change
Revenue
Kaplan international	$230,134	$294,292	(22)	$754,145	$827,719	(9)
Higher education	93,865	92,162	2	272,561	265,387	3
Supplemental education	80,805	86,679	(7)	237,145	242,243	(2)
Kaplan corporate and other	369	280	32	924	315	—
Intersegment elimination	(891)	(751)	—	(2,206)	(1,458)	—
	$404,282	$472,662	(14)	$1,262,569	$1,334,206	(5)
Operating Income (Loss)
Kaplan international	$17,292	$28,893	(40)	$81,542	$88,892	(8)
Higher education	17,904	14,683	22	52,241	45,462	15
Supplemental education	9,655	14,979	(36)	25,439	28,353	(10)
Kaplan corporate and other	(5,392)	(8,137)	34	(17,509)	(22,201)	21
Amortization of intangible assets	(84)	(1,404)	94	(641)	(5,222)	88
Impairment of goodwill and asset group held for sale	—	—	—	(19,029)	—	—
Intersegment elimination	(87)	38	—	(97)	(14)	—
	$39,288	$49,052	(20)	$121,946	$135,270	(10)
In the first quarter of 2026, the Company entered into an agreement to sell KLG included in Kaplan International and recorded a $19.0 million pre-tax impairment charge. Excluding the impairment charge, Kaplan’s operating income was up in the first nine months of 2026. The KLG transaction closed on May 1, 2026 and the Company recorded a $5.2 million non-operating pre-tax loss on the sale of the business in the second quarter of 2026.
Kaplan International includes postsecondary education and professional training businesses largely outside the United States (U.S.). Kaplan International revenue decreased 22% for the third quarter of 2026 (23% decrease on a constant currency basis) and decreased 9% for the first nine months of 2026 (12% decrease on a constant currency basis) due to the sale of KLG and broad declines at Pathways, partially offset by increases at Singapore and UK Professional. Kaplan International reported operating income of $17.3 million in the third quarter of 2026, down from $28.9 million in the third quarter of 2025. The decline in operating results was due to broad declines at the Pathways businesses, particularly in the U.S., and meaningful operating income at KLG in the third quarter of 2025 from the seasonally high summer enrollment months. Improved results at UK Professional, Singapore and Kaplan Higher Education UK (formerly Kaplan Open Learning) partially offset this decline. Operating income declined to $81.5 million in the first nine months of 2026, from $88.9 million in the first nine months of 2025. The decline in operating results was from broad declines at the Pathways businesses and increased losses at KLG. Partially offsetting the decline, operating results increased at Singapore, UK Professional, Kaplan Higher Education UK (formerly Kaplan Open Learning) and Australia.
Higher Education includes the results of Kaplan as a service provider to higher education institutions. Higher Education revenue increased 2% and 3% for the third quarter and first nine months of 2026, respectively, due primarily to an increase in the Purdue Global fee recorded. Enrollments at Purdue Global, the largest institutional client, increased 4% for the first nine months of 2026 compared to the first nine months of 2025. For the third quarters and first nine months of 2026 and 2025, Kaplan recorded the full fee from Purdue Global. The Company will continue to assess the fee it records from Purdue Global on a quarterly basis to make a determination as to whether to record all or part of the fee in the future and whether to adjust fee amounts recognized in earlier periods. Higher Education operating results improved in the third quarter and first nine months of 2026 due to an increase in the Purdue Global fee recorded, and a decline in higher education development costs.
Supplemental Education includes Kaplan’s standardized test preparation programs and domestic professional and other continuing education businesses. Supplemental Education revenue was down 2% for the first nine months of 2026 due to declines in the retail channel of its exam preparation programs; offset in part by growth in the institutional channel. Operating results decreased in the third quarter and first nine months of 2026 due to revenue declines.
Kaplan corporate and other represents unallocated expenses of Kaplan’s corporate office, other minor businesses and certain shared activities.
In the third quarter of 2026, the Company offered a SIP to certain employees at Supplemental Education, Higher Education and Kaplan corporate; $1.3 million in related non-operating pension expense was recorded in the third quarter of 2026. In the second quarter of 2026, the Company offered a SIP to certain employees at Supplemental Education, Higher Education, Kaplan International and Kaplan corporate; $1.2 million in related non-operating pension expense was recorded in the second quarter of 2026. In the first quarter of 2026, the Company offered a SIP to certain employees at Kaplan International, Higher Education and Supplemental Education; $1.9 million in related non-operating pension expense was recorded in the first quarter of 2026. In the third quarter of 2025, the Company offered a SIP to certain employees at Higher Education and Supplemental Education; $1.3 million in related non-operating pension expense was recorded in the third quarter of 2025. In the second quarter of 2025, the Company offered a SIP to certain employees at Higher Education and Supplemental Education; $0.7 million in related non-operating pension expense was recorded in the second quarter of 2025. These programs were funded from the assets of the Company’s pension plan.
In the third quarter of 2026, Kaplan entered into an agreement to sell Dublin Business School (DBS) to China Chunlai Education Group Co., Ltd., a provider of private higher education in China. At September 30, 2026, the Company classified the assets and liabilities of DBS as held for sale. The transaction closed on October 27, 2026. Under the terms of the Share Purchase Agreement, Kaplan sold all of the outstanding shares of Accountancy & Business College (Ireland) Limited, which operates DBS, together with certain intellectual property, for $127.5 million.
Television Broadcasting
A summary of television broadcasting’s operating results is as follows:

	Three Months Ended			Nine Months Ended
	September 30			September 30
(in thousands)	2026	2025	% Change	2026	2025	% Change
Revenue	$125,304	$105,087	19	$346,487	$314,625	10
Operating Income	48,459	26,774	81	112,885	79,112	43
Graham Media Group owns seven television stations located in Houston, TX; Detroit, MI; Orlando, FL; San Antonio, TX; Jacksonville, FL; and Roanoke, VA, as well as SocialNewsDesk, a provider of social media management tools designed to connect newsrooms with their users.
Revenue at the television broadcasting division increased 19% to $125.3 million in the third quarter of 2026, from $105.1 million in the same period of 2025. The revenue increase is due to a $29.3 million increase in political advertising revenue, partially offset by a $1.4 million decrease in retransmission revenue and declines in local and digital advertising revenue. Operating income for the third quarter of 2026 was up 81% to $48.5 million, from $26.8 million in the same period of 2025, due to higher revenues.
Revenue at the television broadcasting division was up 10% to $346.5 million in the first nine months of 2026, from $314.6 million in the same period of 2025. The revenue increase is due to a $45.0 million increase in political advertising revenue and increases from winter Olympics and Super Bowl advertising revenue at the Company’s NBC affiliates in the first quarter of 2026, partially offset by a $6.6 million decrease in retransmission revenue and declines in local and digital advertising revenue. Operating income for the first nine months of 2026 was up 43% to $112.9 million, from $79.1 million in the same period of 2025, due to higher revenues.
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
Healthcare
Healthcare division revenue totaled $260.3 million for the third quarter of 2026, up 25% from $208.4 million for the same period of 2025. Healthcare reported operating income of $23.2 million for the third quarter of 2026, compared to $21.0 million for the third quarter of 2025.

Healthcare division revenue totaled $717.2 million for the first nine months of 2026, up 23% from $584.4 million for the same period of 2025. Healthcare reported operating income of $65.3 million for the first nine months of 2026, compared to $64.4 million for the same period of 2025.
A summary of healthcare division’s operating results is as follows:

	Three Months Ended			Nine Months Ended
	September 30			September 30
(in thousands)	2026	2025	% Change	2026	2025	% Change
Revenue
CSI	$162,289	$120,382	35	$428,593	$324,045	32
Other Healthcare	97,963	88,033	11	288,650	260,330	11
	$260,252	$208,415	25	$717,243	$584,375	23
Operating Income
CSI	$14,741	$13,397	10	$33,551	$37,037	(9)
Other Healthcare	8,503	7,595	12	31,729	27,369	16
	$23,244	$20,992	11	$65,280	$64,406	1
The healthcare group provides nursing care and prescription services for patients receiving in-home infusion treatments through its 93.4% interest in CSI Pharmacy Holding Company, LLC (CSI). In August 2025, CSI purchased Pine Drug Holdings, LLC and was issued a California pharmacy license, with dispensing operations commencing late in the fourth quarter of 2025. CSI revenue increased 35% and 32% for the third quarter and first nine months of 2026, respectively, from continued expansion of treatment offerings and patient service areas. Operating results were up 10% in the third quarter of 2026 due to improved operating margins for certain products from the first half of 2026, partially offset by increased incentive compensation expense. Operating results were down for the first nine months of 2026 due to various operational investments including expanding CSI’s pharmacy facility locations; lower operating margins for certain products compared with the first nine months of 2025; and increased incentive compensation expense. The Company expects continued revenue growth at CSI for the remainder of 2026 compared with 2025.
Healthcare also includes Graham Healthcare Group (GHG), which provides home health and hospice services in seven states. In March 2026, GHG acquired Covenant Home Health of Havertown, PA, a home health provider in Eastern Pennsylvania. Healthcare also includes four other businesses: Clarus (provides call management SaaS-based solution for physician groups and hospitals), Impact Medical (an allergy, asthma and immunology physician practice), Skin Clique (a concierge provider of aesthetics products and services) and Surpass Behavioral Health (provides therapy for autism patients). Revenue increased in other healthcare by 11% in both the third quarter and first nine months of 2026 from growth in home health and hospice services and the other healthcare businesses. Operating results improved at home health and hospice in the third quarter and first nine months of 2026, partly due to a reduction in pension expense. Overall, operating results declined at the four other healthcare businesses in the third quarter and first nine months of 2026.
In the third quarter of 2025, home health and hospice recorded $1.0 million of lease impairment charges.
The Company also holds interests in four home health and hospice joint ventures managed by GHG, whose results are included in equity in earnings of affiliates in the Company’s Condensed Consolidated Statements of Operations. The Company recorded equity in earnings of $2.9 million for each of the third quarters of 2026 and 2025 from these joint ventures. The Company recorded equity in earnings of $10.0 million and $9.6 million for the first nine months of 2026 and 2025, respectively, from these joint ventures.
Manufacturing
A summary of manufacturing’s operating results is as follows:

	Three Months Ended			Nine Months Ended
	September 30			September 30
(in thousands)	2026	2025	% Change	2026	2025	% Change
Revenue	$147,601	$124,257	19	$405,915	$318,480	27
Operating Income	8,998	6,695	34	24,099	19,741	22
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
Manufacturing revenues increased 19% and 27% in the third quarter and first nine months of 2026, respectively, due to increased revenues at Hoover, Joyce and Forney, partially offset by lower revenues at Dekko. The revenue increase at Hoover for the first nine months of 2026 is due largely to the Hoover Architectural Solutions business acquisition. Excluding the acquisition, overall volumes increased in the third quarter and first nine months of 2026. Hoover results included wood gains on inventory sales in both the third quarter and first nine months of 2026 and 2025. Manufacturing operating results improved in the third quarter of 2026 due largely to significant growth at Forney, and growth at Joyce. Manufacturing operating results increased in the first nine months of 2026 due to significant growth at Joyce and Forney, and improved results at Dekko. The increase was partially offset by an overall decline at Hoover from increased intangible asset amortization and transition costs related to the Arconic acquisition.
In the third quarter of 2026, the Company offered a SIP to certain employees at Dekko; $0.1 million in related non-operating pension expense was recorded. In the second quarter of 2026, the Company offered a VRIP to certain employees at Dekko; $2.0 million in related non-operating pension expense was recorded. In the first quarter of 2026, the Company offered a SIP to certain employees at Dekko and Joyce; $0.2 million in related non-operating pension expense was recorded. In the third quarter of 2025, the Company offered a SIP to certain employees at Joyce; $0.1 million in related non-operating pension expense was recorded. These programs were funded from the assets of the Company’s pension plan.
Automotive
A summary of automotive’s operating results is as follows:

	Three Months Ended			Nine Months Ended
	September 30			September 30
(in thousands)	2026	2025	% Change	2026	2025	% Change
Revenue	$299,060	$285,228	5	$868,036	$851,791	2
Operating Income	9,338	6,308	48	22,711	22,093	3
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
Revenues for the third quarter of 2026 increased 5% due partly to increased revenues from the Honda of Woodbridge dealership acquisition, offset by the closure of the Ourisman Jeep of Bethesda dealership in September 2025. Excluding these dealerships, revenues were down mostly from declines in new and used vehicle sales, partially offset by sales growth for services and parts. Operating results were up in the third quarter of 2026 due largely to earnings from the Honda of Woodbridge dealership acquisition, the closure of the Ourisman Jeep of Bethesda dealership, and higher overall gross profits on new vehicles and services and parts, partially offset by lower gross profits on used vehicles.
Revenues for the first nine months of 2026 increased 2%, due partly to increased revenues from the Honda of Woodbridge dealership acquisition, offset by the closure of the Ourisman Jeep of Bethesda dealership in September 2025. Excluding these dealerships, revenues were down mostly from declines in new and used vehicle sales, partially offset by sales growth for services and parts. Operating results were up slightly in the first nine months of 2026 due largely to earnings from the Honda of Woodbridge dealership acquisition, the closure of the Ourisman Jeep of Bethesda dealership, and higher overall gross profits on services and parts, partially offset by lower gross profits on new and used vehicles.

Other Businesses
A summary of revenue by category for other businesses:

	Three Months Ended			Nine Months Ended
	September 30		%	September 30		%
	2026	2025	Change	2026	2025	Change
Operating Revenues
Specialty (1)	$40,642	$36,517	11	$125,467	$118,030	6
Retail (2)	31,112	27,539	13	88,797	80,918	10
Media (3)	17,689	19,159	(8)	49,945	58,134	(14)
	$89,443	$83,215	7	$264,209	$257,082	3
____________

(1)	Includes Clyde’s Restaurant Group (CRG), Decile and Supporting Cast
(2)	Includes Framebridge, Saatchi Art and Society6
(3)	Includes Slate, Foreign Policy, Code3, World of Good Brands (WGB) (sold in 2025) and City Cast
Overall, revenue from other businesses increased 3% in the first nine months of 2026. Specialty revenue increased due to revenue growth at CRG and Supporting Cast. Retail revenue increased due to revenue growth at Framebridge and Saatchi Art, partially offset by lower revenue at Society6. Media revenue declined due to the sale of WGB and lower revenue at Slate and Code3, partially offset by revenue growth at Foreign Policy and City Cast.
Overall, operating losses at other businesses were down in the first nine months of 2026, due to a reduction of losses from the sale of WGB and improved results at Society6, Saatchi Art, Code3, Decile, and Supporting Cast, partially offset by declines at CRG, Framebridge, Slate, City Cast and Foreign Policy.
Clyde’s Restaurant Group
CRG owns and operates 14 restaurants and entertainment venues in the Washington, DC metropolitan area, including Old Ebbitt Grill and The Hamilton. Revenue was up in the third quarter and first nine months of 2026. CRG reported an operating loss for the third quarter of 2026 and 2025, with improved results in the third quarter of 2026. CRG reported an operating profit for the first nine months of 2026 and 2025, with operating results down for 2026 due to severe weather conditions and the temporary closure of two restaurants and related repair work that was completed early in the first quarter of 2026.
In the second quarter of 2026, operations commenced under a Clyde’s licensing agreement at Dulles International Airport. CRG plans to open a new restaurant in Reston, VA in the fourth quarter of 2026.
Framebridge
Framebridge is a custom framing service company, headquartered in the Washington, DC metropolitan area, with 54 retail locations, and five manufacturing facilities in Kentucky, Virginia, Nevada (opened in the third quarter of 2025) and Massachusetts (opened in the third quarter of 2026). In the first nine months of 2026, Framebridge opened ten new retail stores. Framebridge plans to open additional stores and manufacturing facilities in the fourth quarter of 2026, and continues to actively explore other opportunities for further store and manufacturing expansion.
Revenues grew in the third quarter and first nine months of 2026 due to an increase in retail revenue from same-store sales growth and operating additional retail stores compared to the same periods in 2025, and a modest increase in online revenues. Framebridge is an investment stage business and reported significant operating losses in the first nine months of 2026 and 2025. Framebridge operating results include ongoing expansion investments from new retail store openings and manufacturing facilities.
In the third quarter of 2026, the Company offered a SIP to certain employees at Framebridge; $1.0 million in related non-operating pension expense was recorded. In the first quarter of 2026, the Company offered a SIP to certain employees at Framebridge; $0.2 million in related non-operating pension expense was recorded. These programs were funded from the assets of the Company’s pension plan.
Other
Other businesses also include Code3, a performance marketing agency focused on driving performance for brands through three core elements of digital success: media, creative and commerce; Slate and Foreign Policy, which publish online and print magazines and websites; Saatchi Art and Society6, which offer art and designs of various consumer products; and three investment stage businesses, Decile, City Cast and Supporting Cast. Saatchi Art, Supporting Cast, Foreign Policy, and City Cast reported revenue growth in the first nine months of 2026, while Society6, Slate, Code3 and Decile reported revenue declines. Losses from City Cast, Society6, Slate, Decile and

Saatchi Art in the first nine months of 2026 adversely affected operating results, while Foreign Policy, Supporting Cast and Code3 reported an operating profit.
In the third quarter of 2026, the Company offered a SIP to certain employees at Saatchi Art; $0.1 million in related non-operating pension expense was recorded. In the second quarter of 2026, the Company offered a SIP to certain employees at Code3 and Slate; $0.3 million in related non-operating pension expense was recorded. In the first quarter of 2026, the Company offered SIPs to certain employees at Slate and Code3; $1.0 million in related non-operating pension expense was recorded. In the third quarter of 2025, the Company offered SIPs to certain employees at Code3, Saatchi Art and Society6; $1.1 million in related non-operating pension expense was recorded. In the second quarter of 2025, the Company offered SIPs to certain employees at Code3, Saatchi Art, Society6, WGB and Decile; $5.2 million in related non-operating pension expense was recorded. In the first quarter of 2025, WGB offered a SIP; $0.6 million in related non-operating pension expense was recorded. These programs were funded from the assets of the Company’s pension plan.
Corporate Office
Corporate office includes the expenses of the Company’s corporate office and certain continuing obligations related to prior business dispositions. Corporate expenses were higher in the first nine months of 2026 due largely to increased costs related to employee healthcare and legal professional services.
In the third quarter of 2026, the Company offered a VRIP to certain employees at the Corporate office; $0.8 million in related non-operating pension expense was recorded. This program was funded from the assets of the Company’s pension plan.
Equity in Earnings (Losses) of Affiliates
At September 30, 2026, the Company held an approximate 25.6% interest in Intersection, a company that provides digital marketing and advertising services and products for cities, transit systems, airports, and other public and private spaces; and a 41.5% interest on a fully diluted basis in Realm. The Company also holds interests in several other affiliates, including a number of home health and hospice joint ventures managed by GHG and a joint venture managed by Kaplan. Overall, the Company recorded equity in losses of affiliates of $3.6 million for the third quarter of 2026, compared to earnings of $15.8 million for the third quarter of 2025. These amounts include $6.3 million and $5.8 million in net losses for the third quarter of 2026 and 2025, respectively, from affiliates whose operations are not managed by the Company. The 2026 amount also includes a $0.5 million impairment loss on one of the Company’s investment in affiliates. The 2025 amount includes a gain of $18.6 million in equity earnings related to the Company’s investment in Intersection.
The Company recorded equity in earnings of affiliates of $11.4 million for the first nine months of 2026, compared to $10.5 million for the first nine months of 2025. These amounts include $6.8 million in net earnings and $18.1 million in net losses for the first nine months of 2026 and 2025, respectively, from affiliates whose operations are not managed by the Company. The 2026 amount also includes $6.3 million impairment losses on the Company’s investment in Realm and one of the Company’s other investment in affiliates. The 2025 amount also includes a gain of $18.6 million in equity earnings related to the Company’s investment in Intersection.
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
The Company incurred net interest expense of $14.2 million and $43.2 million for the third quarter and first nine months of 2026, compared to $15.7 million and $111.3 million for the third quarter and first nine months of 2025.
The Company recorded a reduction in interest expense of $0.1 million and $1.0 million in the third quarter and first nine months of 2026, respectively, compared to interest expense of $0.7 million and $68.3 million in the third quarter and first nine months of 2025, to adjust the fair value of the mandatorily redeemable noncontrolling interest at GHG. The significant adjustment recorded in the first quarter of 2025 is largely related to a substantial increase in the estimated fair value of CSI. On February 25, 2025, the Company and a group of minority shareholders entered into an agreement to settle a significant portion of the mandatorily redeemable noncontrolling interest for a total of $205 million, which consisted of approximately $186.25 million in cash and $18.75 million in Graham Holdings Company Class B common stock.

At September 30, 2026, the Company had $853.4 million in borrowings outstanding at an average interest rate of 5.8%, and cash, marketable equity securities and other investments of $1,246.2 million, excluding DBS cash classified as held for sale. At September 30, 2026, the Company had $186.2 million outstanding on its $400 million revolving credit facility.
Non-operating Pension and Postretirement Benefit Income, net
The Company recorded net non-operating pension and postretirement benefit income of $47.6 million and $248.3 million for the third quarter and first nine months of 2026, compared to $31.0 million and $94.3 million for the third quarter and first nine months of 2025.
In the third quarter and first nine months of 2026, the Company recorded a pre-tax, noncash settlement gain of $15.0 million and $151.9 million, respectively, in connection with the purchase of an irrevocable group annuity contract from an insurance company.
In the third quarter of 2026, the Company recorded $3.2 million in expenses related to non-operating SIPs and a VRIP at Kaplan, manufacturing, other businesses and the Corporate office. In the second quarter of 2026, the Company recorded $3.8 million in expenses related to non-operating SIPs at Kaplan, the television broadcasting division, and other businesses and a VRIP at manufacturing. In the first quarter of 2026, the Company recorded $4.1 million in expenses related to non-operating SIPs at Kaplan, the television broadcasting division, manufacturing, other businesses and the Corporate office.
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
Gain (Loss) on Marketable Equity Securities, net
Overall, the Company recognized $15.0 million in net losses and $17.9 million in net gains on marketable equity securities in the third quarter and first nine months of 2026, compared to $84.8 million and $117.0 million in net gains on marketable equity securities in the third quarter and first nine months of 2025.
Other Non-Operating (Expense) Income
The Company recorded total other non-operating expense, net, of $1.2 million for the third quarter of 2026, compared to a nominal net other non-operating income amount for the third quarter of 2025. The 2026 amounts included $1.5 million in foreign currency losses, partially offset by other items. The 2025 amounts included $1.1 million in foreign currency gains and other items; partially offset by $1.5 million in impairments on cost method investments.
The Company recorded total other non-operating expense, net, of $4.1 million for the first nine months of 2026, compared to $20.5 million for the first nine months of 2025. The 2026 amounts included a $5.2 million loss on the sale of KLG and $2.0 million in foreign currency losses, partially offset by a $0.5 million gain on sale of a cost method investment and other items. The 2025 amounts included $14.2 million in impairments on cost method investments and $7.7 million in foreign currency losses; partially offset by a $0.4 million gain on sale of businesses and other items.
Provision for Income Taxes
The Company’s effective tax rate for the first nine months of 2026 and 2025 was 14.6% and 30.6%, respectively.
The Company recognized a U.S. income tax expense of $1.5 million and a benefit of $68.1 million during the third quarter and first nine months of 2026, respectively, in connection with the restructuring and sale of the KLG business. As a result of this significant U.S. income tax benefit, the Company recorded a non-U.S. global minimum corporate top-up income tax benefit of $3.9 million and an expense of $15.3 million in the third quarter and first nine months of 2026, respectively. This accrual relates to non-U.S. jurisdictions that have not yet enacted legislation adopting recent guidance from the Organization for Economic Co-operation and Development (OECD), which would exempt U.S. parent multinational groups from Pillar Two top-up tax on their U.S. source income. The enactment of legislation in the U.K. and other jurisdictions would have a favorable impact on the Company’s income tax provision and could result in a complete reversal of the $15.3 million accrued amount without payment.
The Company’s effective tax rate for the first nine months of 2025 was based on the estimated full year 2025 effective tax rate, which includes the adverse impact of the permanent difference related to the interest expense recorded to adjust the fair value of the mandatorily redeemable noncontrolling interest at GHG.

Earnings Per Share
The calculation of diluted earnings per share for the third quarter and first nine months of 2026 was based on 4,242,985 and 4,308,638 weighted average shares outstanding, respectively, compared to 4,377,884 and 4,369,922 for the third quarter and first nine months of 2025. At September 30, 2026, there were 4,185,665 shares outstanding. On September 12, 2024, the Board of Directors authorized the Company to acquire up to 500,000 shares of its Class B common stock; the Company has remaining authorization for 285,953 shares as of September 30, 2026.
Financial Condition: Liquidity and Capital Resources
The Company considers the following when assessing its liquidity and capital resources:

	As of
(In thousands)	September 30, 2026	December 31, 2025
Cash and cash equivalents	$154,326	$266,988
Restricted cash	17,756	44,417
Investments in marketable equity securities and other investments	1,074,071	1,088,970
Total debt	853,434	880,756
Cash generated by operations is the Company’s primary source of liquidity. The Company maintains investments in a portfolio of marketable equity securities, which is considered when assessing the Company’s sources of liquidity. An additional source of liquidity includes the undrawn portion of the Company’s $400 million revolving credit facility, amounting to $210.1 million at September 30, 2026.
During the first nine months of 2026, the Company’s cash and cash equivalents decreased by $87.9 million after adjusting for the inclusion of $24.8 million of cash and cash equivalents included in current assets held for sale following the classification of the Dublin Business School disposal group as held for sale. The decrease in cash and cash equivalents is due to share repurchases; capital expenditures; business acquisitions and dispositions; dividend payments; the redemption of noncontrolling interests; and net repayments of borrowings. The decrease was partially offset by cash generated from operations, proceeds from the net sale of marketable equity securities and the repayment of a related party loan. In the first nine months of 2026, the Company’s borrowings decreased by $27.3 million, primarily due to repayments under the revolving credit facility and commercial notes at the automotive subsidiary, partially offset by increases in other debt.
As of September 30, 2026 and December 31, 2025, the Company had money market investments of $7.9 million and $5.3 million, that are included in cash and cash equivalents. At September 30, 2026, the Company held approximately $116 million in cash and cash equivalents in businesses domiciled outside the U.S. that includes $24.8 million of cash and cash equivalents included in current assets held for sale, of which approximately $2 million is not available for immediate use in operations or for distribution. Additionally, Kaplan’s business operations outside the U.S. retain cash balances to support ongoing working capital requirements, capital expenditures, and regulatory requirements. As a result, the Company considers a significant portion of the cash and cash equivalents balance held outside the U.S. as not readily available for use in U.S. operations.
At September 30, 2026, the fair value of the Company’s investments in marketable equity securities was $1,069.7 million, which includes investments in the common stock of six publicly traded companies. During the first nine months of 2026, the Company purchased $25.0 million of marketable equity securities and sold marketable equity securities that generated proceeds of $54.6 million. At September 30, 2026, the net unrealized gain related to the Company’s investments totaled $814.5 million.
The Company had working capital of $1,017.3 million and $1,042.5 million at September 30, 2026 and December 31, 2025, respectively. The Company maintains working capital levels consistent with its underlying business requirements and consistently generates cash from operations in excess of required interest or principal payments.
At September 30, 2026 and December 31, 2025, the Company had borrowings outstanding of $853.4 million and $880.8 million, respectively. The Company’s borrowings at September 30, 2026 were mostly from $500.0 million of 5.625% unsecured notes due December 1, 2033, $186.2 million in outstanding borrowings under the Company’s revolving credit facility, and real estate and capital term loans of $146.4 million at the automotive subsidiary. The Company’s borrowings at December 31, 2025 were mostly from $500.0 million of 5.625% unsecured notes due December 1, 2033, $222.5 million in outstanding borrowings under the Company’s revolving credit facility, and real estate and capital term loans of $155.9 million at the automotive subsidiary.

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
During the nine months ended September 30, 2026 and 2025, the Company had average borrowings outstanding of approximately $906.7 million and $835.2 million, respectively, at average annual interest rates of approximately 5.8% and 6.0%, respectively. During the nine months ended September 30, 2026 and 2025, the Company incurred net interest expense of $43.2 million and $111.3 million, respectively. Included in the net interest expense for the nine months ended September 30, 2026 and 2025 is a $1.0 million reduction in interest expense and $68.3 million of interest expense, respectively, to adjust the fair value of the mandatorily redeemable noncontrolling interest (see Notes 7 and 8).
On February 25, 2025, the Company and a group of minority shareholders entered into an agreement to settle a significant portion of the mandatorily redeemable noncontrolling interest related to GHC One, including CSI, for a total of $205 million, which consisted of approximately $186.25 million in cash and $18.75 million in Graham Holdings Company Class B common stock.
The settlement agreement resulted in a $66.2 million increase to the mandatorily redeemable noncontrolling interest obligation, which the Company recorded as interest expense in the first quarter of 2025. The remaining mandatorily redeemable noncontrolling interest obligation related to GHC One and GHC Two was $7.3 million at September 30, 2026.
On October 21, 2026, Moody’s affirmed the Company’s credit rating and maintained the outlook as Stable. On June 15, 2026, Standard & Poor’s affirmed the Company’s credit rating and maintained the outlook as Stable.
The Company’s current credit ratings are as follows:

	Moody’s	Standard & Poor’s
Long-term	Ba1	BB
Outlook	Stable	Stable
The Company expects to fund its estimated capital needs primarily through existing cash balances and internally generated funds, and, as needed, from borrowings under its revolving credit facility. As of September 30, 2026, the Company had $186.2 million outstanding under the $400 million revolving credit facility. In management’s opinion, the Company will have sufficient financial resources to meet its business requirements in the next 12 months, including working capital requirements, capital expenditures, interest payments, potential acquisitions and strategic investments, dividends and stock repurchases.
In summary, the Company’s cash flows for each period were as follows:

	Nine Months Ended September 30
(In thousands)	2026	2025
Net cash provided by operating activities	$280,832	$318,896
Net cash used in investing activities	(69,721)	(98,362)
Net cash used in financing activities	(304,609)	(290,817)
Effect of currency exchange rate change	(1,861)	9,533
Net decrease in cash and cash equivalents and restricted cash	$(95,359)	$(60,750)

Operating Activities. Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. The Company’s net cash flow provided by operating activities were as follows:

	Nine Months Ended September 30
(In thousands)	2026	2025
Net Income	$390,370	$192,382
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and goodwill and other asset impairments	91,631	86,496
Amortization of lease right-of-use asset	43,707	44,229
Net pension benefit, settlement gain and early retirement and special separation benefit expense	(215,165)	(61,090)
Other non-cash activities	49,486	(59,958)
Change in operating assets and liabilities	(79,197)	116,837
Net Cash Provided by Operating Activities	$280,832	$318,896
Net cash provided by operating activities consists primarily of cash receipts from customers, less disbursements for costs, benefits, income taxes, interest and other expenses.
For the first nine months of 2026 compared to the first nine months of 2025, the decrease in net cash provided by operating activities is primarily driven by changes in operating assets and liabilities, offset by higher net income, net of non-cash adjustments. Changes in operating assets and liabilities were driven by higher purchases of inventory and a significant decrease in the interest expense related to the mandatorily redeemable noncontrolling interest.
Investing Activities. The Company’s net cash flow used in investing activities were as follows:

	Nine Months Ended September 30
(In thousands)	2026	2025
Purchases of property, plant and equipment	$(65,013)	$(48,618)
Net (payments on) proceeds from disposition of businesses, property, plant and equipment and investments	(37,900)	7,747
Net proceeds from sales (purchases) of marketable equity securities	29,622	(29,823)
Proceeds from repayment of related party loan	20,000	—
Investments in certain businesses, net of cash acquired	(18,362)	(19,486)
Investments in equity affiliates and cost method investments	(204)	(10,512)
Other	2,136	2,330
Net Cash Used in Investing Activities	$(69,721)	$(98,362)
Capital Expenditures. The amounts reflected in the Company’s Condensed Consolidated Statements of Cash Flows are based on cash payments made during the relevant periods, whereas the Company’s capital expenditures for the first nine months of 2026 and 2025 disclosed in Note 16 to the Condensed Consolidated Financial Statements include assets acquired during the period. The Company estimates that its capital expenditures will be in the range of $95 million to $105 million in 2026.
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
Net proceeds from sales (purchases) of marketable equity securities. During the first nine months of 2026, the Company sold marketable equity securities that generated proceeds of $54.6 million. There were no sales of marketable equity securities during the first nine months of 2025. The Company purchased $25.0 million and $29.8 million of marketable equity securities during the first nine months of 2026 and 2025, respectively.
Proceeds from repayment of related party loan. During the first nine months of 2026, the Company received the $20.0 million from Purdue Global related to the advance during the initial KU transaction.
Acquisitions. During the first nine months of 2026, the Company acquired two small businesses, one in March and one in July, both of which are included in other healthcare businesses. In July 2025, Hoover acquired 100% of Arconic Architectural Products, LLC, a wholly-owned subsidiary of Arconic Corporation, which manufactures aluminum cladding products and operates within the broader non-residential materials space from its facility in

Eastman, GA. A significant portion of the purchase price was funded by the Company’s assumption of $107.5 million in net pension obligations. In June 2025, Kaplan acquired one small business which is included in its supplemental education division.
Transactions with equity affiliates. In September 2025, the Company invested an additional $29.3 million in its equity affiliate Intersection. Intersection used a portion of the additional investment to settle, in a non-cash exchange, $19.3 million of the outstanding amount owed to the Company on the $30 million term loan extended in April 2023.
Financing Activities. The Company’s net cash flow used in financing activities were as follows:

	Nine Months Ended September 30
(In thousands)	2026	2025
Common shares repurchased	$(198,598)	$(3,468)
Net (payments) borrowings under revolving credit facility	(31,258)	600
Repayments of borrowings	(21,535)	(22,089)
Net proceeds from (repayments of) vehicle floor plan payable	4,863	(27,897)
Issuance of borrowings	1,800	—
Dividends paid	(24,285)	(23,508)
Purchase of noncontrolling interests	(17,526)	(1,761)
Distributions paid to noncontrolling interests	(5,269)	(191,609)
Other	(12,801)	(21,085)
Net Cash Used in Financing Activities	$(304,609)	$(290,817)
Common Stock Repurchases. During the first nine months of 2026, the Company purchased a total of 176,529 shares of its Class B common stock at a cost of approximately $200.6 million, including commissions and accrued excise tax of $2.0 million. On September 12, 2024, the Board of Directors authorized the Company to acquire up to 500,000 shares of its Class B common stock. The Company did not announce a ceiling price or time limit for the purchases. At September 30, 2026, the Company had remaining authorization from the Board of Directors to purchase up to 285,953 shares of Class B common stock.
Borrowings and Vehicle Floor Plan Payable. In the first nine months of 2026, the Company repaid amounts borrowed under the $400 million revolving credit facility and the commercial notes at the automotive subsidiary, and made additional borrowings of other debt. In the first nine months of 2025, the Company repaid amounts borrowed under the term loan, commercial notes at the automotive subsidiary and other debt. In the first nine months of 2026 and 2025, the Company used vehicle floor plan financing to fund the purchase of new, used and service loaner vehicles at its automotive subsidiary. The proceeds from (repayments of) vehicle floor plan payable fluctuates with changes in the amount of vehicle inventory held by the automotive dealerships.
Dividends. The quarterly dividend rate per share was $1.88 and $1.80 for the first nine months of 2026 and 2025, respectively. The Company expects to pay a dividend of $7.52 per share in 2026.
Transactions with minority shareholders. In July 2026, CSI exercised its call option to purchase some of the minority-owned interest of CSI for $1.9 million. CSI paid cash of $0.2 million and entered into promissory notes for the remaining $1.7 million. In March 2026, the Company acquired some of the minority-owned shares of CSI for a total amount of $41.0 million. The Company paid cash of $16.4 million and entered into promissory notes with the minority owners for the remaining $24.6 million. In January 2026, pursuant to the exercise of a put right, the Company purchased some of the minority-owned interest of Clarus for $1.0 million.
In October 2026, the Company acquired the 49% minority-owned shares of Skin Clique for $18.4 million; the Company now owns 100% of Skin Clique.
On February 25, 2025, the Company and a group of minority shareholders entered into an agreement to settle a significant portion of the mandatorily redeemable noncontrolling interest related to GHC One, including CSI, for a total of $205 million, which consisted of approximately $186.25 million in cash and $18.75 million in Graham Holdings Company Class B common stock.
Other. During the first nine months of 2026 and 2025, the Company paid $0.4 million and $7.0 million, respectively, related to deferred payments from prior acquisitions.
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
Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
An evaluation was performed by the Company’s management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and the Company’s Chief Financial Officer (principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of September 30, 2026. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the quarter ended September 30, 2026, the Company purchased shares of its Class B Common Stock as set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plan(2)
July 1 - 31	20,893	$1,182.59	20,893	331,118
August 1 - 31	17,846	1,192.72	17,846	313,272
September 1 - 30	27,319	1,148.54	27,319	285,953
	66,058	$1,171.25	66,058
(1) Average price paid per share includes costs associated with repurchases, including commissions and excise taxes.
(2) On September 12, 2024, the Company’s Board of Directors authorized the Company to purchase, on the open market or otherwise, up to 500,000 shares of its Class B Common Stock. This authorization includes shares that remained under the previous authorization. There is no expiration date for this authorization. Share purchases made during the quarter ended September 30, 2026 were open market transactions or transactions to settle employee tax withholding obligations related to the vesting of restricted stock awards.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended September 30, 2026, the following directors or officers of the Company (as defined in Rule 16a-1(f) of the Exchange Act) adopted a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K:
On September 22, 2026, Marcel A. Snyman, the Company’s Vice President and Chief Accounting Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale of an aggregate of up to 213 shares of the Company’s Class B common stock acquired upon the vesting of restricted stock awards held by Mr. Snyman. The actual number of shares sold under the trading arrangement will be net of shares withheld for taxes upon vesting and settlement of the restricted stock awards subject to the trading plan. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The first date that sales of any shares are permitted to be sold under the trading arrangement is January 6, 2027, and subsequent sales under the trading arrangement may occur on a regular basis for the duration of the trading arrangement until February 26, 2027, or earlier if all transactions under the trading arrangement are completed.
During the quarter ended September 30, 2026, no other directors or officers of the Company (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

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

GRAHAM HOLDINGS COMPANY
(Registrant)

Date: October 29, 2026	/s/ Timothy J. O’Shaughnessy
Timothy J. O’Shaughnessy, President & Chief Executive Officer (Principal Executive Officer)

Date: October 29, 2026	/s/ Wallace R. Cooney
Wallace R. Cooney, Chief Financial Officer (Principal Financial Officer)